Form 10-Q
period 2015-03-31
BERKSHIRE HILLS BANCORP INC
filed 2015-05-11
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The Registrant had 29,517,572 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2015.

BERKSHIRE HILLS BANCORP, INC.

FORM 10-Q

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2015	2014
Assets
Cash and due from banks	$43,089	$54,179
Short-term investments	19,125	17,575
Total cash and cash equivalents	62,214	71,754

Trading security	14,970	14,909
Securities available for sale, at fair value	1,099,656	1,091,818
Securities held to maturity (fair values of $44,744 and $44,997)	42,818	43,347
Federal Home Loan Bank stock and other restricted securities	58,734	55,720
Total securities	1,216,178	1,205,794

Loans held for sale, at fair value	29,305	19,493

Residential mortgages	1,473,239	1,496,204
Commercial real estate	1,672,099	1,611,567
Commercial and industrial loans	826,815	804,366
Consumer loans	756,510	768,463
Total loans	4,728,663	4,680,600
Less: Allowance for loan losses	(36,286)	(35,662)
Net loans	4,692,377	4,644,938

Premises and equipment, net	85,053	87,279
Other real estate owned	1,444	2,049
Goodwill	264,742	264,742
Other intangible assets	10,627	11,528
Cash surrender value of bank-owned life insurance policies	105,302	104,588
Deferred tax assets, net	26,828	28,776
Other assets	77,169	61,090
Total assets	$6,571,239	$6,502,031

Liabilities
Demand deposits	$892,225	$869,302
NOW deposits	436,458	426,108
Money market deposits	1,372,924	1,407,179
Savings deposits	512,607	496,344
Time deposits	1,505,469	1,455,746
Total deposits	4,719,683	4,654,679

Short-term debt	894,500	900,900
Long-term Federal Home Loan Bank advances	61,618	61,676
Subordinated borrowings	89,765	89,747
Total borrowings	1,045,883	1,052,323

Other liabilities	89,443	85,742
Total liabilities	5,855,009	5,792,744

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 26,525,466 shares issued and 25,252,635 shares outstanding in 2015; 26,525,466 shares issued and 25,182,566 shares outstanding in 2014)	265	265
Additional paid-in capital	585,307	587,289
Unearned compensation	(7,226)	(6,147)
Retained earnings	160,241	156,446
Accumulated other comprehensive income (loss)	9,068	6,579
Treasury stock, at cost (1,272,831 shares in 2015 and 1,342,900 shares in 2014)	(31,425)	(33,145)
Total stockholders’ equity	716,230	709,287
Total liabilities and stockholders’ equity	$6,571,239	$6,502,031

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Interest and dividend income
Loans	$44,445	$42,494
Securities and other	8,306	7,301
Total interest and dividend income	52,751	49,795
Interest expense
Deposits	4,949	4,721
Borrowings	2,309	2,308
Total interest expense	7,258	7,029
Net interest income	45,493	42,766
Non-interest income
Loan related income	1,283	1,248
Mortgage banking income	1,253	372
Deposit related fees	5,677	5,439
Insurance commissions and fees	2,967	3,049
Wealth management fees	2,603	2,549
Total fee income	13,783	12,657
Other	(1,255)	524
Gain on sale of securities, net	34	34
Loss on termination of hedges	—	(8,792)
Total non-interest income	12,562	4,423
Total net revenue	58,055	47,189
Provision for loan losses	3,851	3,396
Non-interest expense
Compensation and benefits	21,811	19,859
Occupancy and equipment	7,108	6,814
Technology and communications	3,593	3,778
Marketing and promotion	713	521
Professional services	1,272	1,152
FDIC premiums and assessments	1,129	1,009
Other real estate owned and foreclosures	251	523
Amortization of intangible assets	901	1,306
Acquisition, restructuring and conversion related expenses	4,421	6,301
Other	3,949	4,097
Total non-interest expense	45,148	45,360

Income before income taxes	9,056	(1,567)
Income tax expense (benefit)	297	(461)
Net income (loss)	$8,759	$(1,106)

Earnings per share:
Basic	$0.35	$(0.04)
Diluted	$0.35	$(0.04)

Weighted average common shares outstanding:
Basic	24,803	24,698
Diluted	24,955	24,698

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Net income (loss)	$8,759	$(1,106)
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	9,337	6,021
Changes in unrealized (loss) gain on derivative hedges	(3,901)	4,533
Changes in unrealized gain on terminated swaps	—	3,237
Changes in unrealized (loss) gain on pension	(1,531)	—
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(3,605)	(2,221)
Changes in unrealized (loss) gain on derivative hedges	1,572	(1,832)
Changes in unrealized gain on terminated swaps	—	(1,312)
Changes in unrealized (loss) gain on pension	617	—
Total other comprehensive income	2,489	8,426
Total comprehensive income	$11,248	$7,320

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net loss	—	—	—	—	(1,106)	—	—	(1,106)
Other comprehensive income	—	—	—	—	—	8,426	—	8,426
Total comprehensive income								7,320
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,561)	—	—	(4,561)
Treasury stock purchased	(100)	—	—	—	—	—	(2,467)	(2,467)
Forfeited shares	(1)	—	1	5	—	—	(6)	—
Exercise of stock options	61	—	—	—	(793)	—	1,512	719
Restricted stock grants	126	—	37	(3,144)	—	—	3,107	—
Stock-based compensation	—	—	41	891	—	—	—	932
Net tax benefit related to stock-based compensation	—	—	(1,984)	—	—	—	—	(1,984)
Other, net	(17)	—	—	—	—	—	(431)	(431)
Balance at March 31, 2014	25,105	$265	$585,342	$(7,811)	$135,498	$(631)	$(35,073)	$677,590

Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	8,759	—	—	8,759
Other comprehensive income	—	—	—	—	—	2,489	—	2,489
Total comprehensive income								11,248
Cash dividends declared ($0.19 per share)	—	—	—	—	(4,799)	—	—	(4,799)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(9)	—	22	214	—	—	(236)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	92	—	19	(2,286)	—	—	2,267	—
Stock-based compensation	—	—	—	993	—	—	—	993
Net tax benefit related to stock-based compensation	—	—	(23)	—	—	—	—	(23)
Other, net	(24)	—	—	—	—	—	(592)	(592)

Balance at March 31, 2015	25,253	$265	$585,307	$(7,226)	$160,241	$9,068	$(31,425)	$716,230

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,759	$(1,106)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,851	3,396
Net amortization of securities	(317)	604
Change in unamortized net loan costs and premiums	398	64
Premises and equipment depreciation and amortization expense	2,096	1,944
Stock-based compensation expense	993	932
Accretion of purchase accounting entries, net	(367)	(1,999)
Amortization of other intangibles	901	1,306
Write down of other real estate owned	—	125
Excess tax loss from stock-based payment arrangements	23	(89)
Income from cash surrender value of bank-owned life insurance policies	(714)	(813)
Gain on sales of securities, net	(34)	(34)
Net (increase) decrease in loans held for sale	(9,812)	8,171
Loss on disposition of assets	1,136	834
Loss on sale of real estate	154	208
Loss on termination of hedges	—	3,237
Amortization of interest in tax-advantaged projects	2,882	421
Net change in other	(6,145)	(183)
Net cash provided by operating activities	3,804	17,018

Cash flows from investing activities:
Net decrease in trading security	142	135
Proceeds from sales of securities available for sale	4,693	3,171
Proceeds from maturities, calls and prepayments of securities available for sale	40,552	25,440
Purchases of securities available for sale	(41,068)	(291,662)
Proceeds from maturities, calls and prepayments of securities held to maturity	729	1,762
Purchases of securities held to maturity	(200)	—
Net change in loans	(68,671)	(59,851)
Purchases of bank owned life insurance	—	—
Proceeds from sale of Federal Home Loan Bank stock	103	78
Purchase of Federal Home Loan Bank stock	(3,117)	(2,920)
Net investment in limited partnership tax credits	—	(2,500)
Proceeds from the sale of premises and equipment	—	—
Purchase of premises and equipment, net	(946)	(3,130)
Acquisitions, net of cash paid	—	423,416
Proceeds from sale of other real estate	578	483
Net cash (used in) provided by investing activities	(67,205)	94,422
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2015	2014

Cash flows from financing activities:
Net increase (decrease) in deposits	65,007	(70,422)
Proceeds from Federal Home Loan Bank advances and other borrowings	2,200,000	900,018
Repayments of Federal Home Loan Bank advances and other borrowings	(2,206,440)	(937,682)
Purchase of treasury stock	—	(2,467)
Exercise of stock options	116	719
Excess tax loss from stock-based payment arrangements	(23)	89
Common stock cash dividends paid	(4,799)	(4,561)
Net cash provided (used) by financing activities	53,861	(114,306)

Net change in cash and cash equivalents	(9,540)	(2,866)

Cash and cash equivalents at beginning of year	71,754	75,539

Cash and cash equivalents at end of year	$62,214	$72,673

Supplemental cash flow information:
Interest paid on deposits	$4,902	$4,718
Interest paid on borrowed funds	2,306	3,145
Income taxes paid, net	274	146

Acquisition of non-cash assets and liabilities:
Assets acquired	—	18,064
Liabilities assumed	—	(441,550)

Other non-cash changes:
Other net comprehensive income	2,489	5,189
Real estate owned acquired in settlement of loans	127	476

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Standards

In January 2014, the Financial Accounting Standard Board “FASB” issued Accounting Standard Updated “ASU” ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company has elected not to adopt the proportional amortization method, which had no impact on our consolidated financial statements.

Also in January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted the provisions of ASU No. 2014-04 effective January 1, 2015, which did not have a material effect on our consolidated financial statements.  See Note 4 - Loans to the Consolidated Financial Statements for the disclosures required by ASU No. 2014-04.

In June 2014, the FASB issued ASU No. 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. As of March 31, 2015 the Company did not have any repurchase transactions, and therefore the adoption of this pronouncement did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14 related to classification of certain government-guaranteed mortgage loans upon foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015, which did not have a material effect on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is not permitted; however, the FASB has issued a proposal to extend the effective date by one year.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

NOTE 2.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.4 million and $12.6 million, and a fair value of $15.0 million and $14.9 million, at March 31, 2015 and December 31, 2014, respectively. As discussed further in Note 12 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2015.

NOTE 3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$149,454	$6,391	$(395)	$155,450
Government-guaranteed residential mortgage-backed securities	64,456	696	(113)	65,039
Government-sponsored residential mortgage-backed securities	750,730	13,157	(1,466)	762,421
Corporate bonds	55,560	411	(614)	55,357
Trust preferred securities	12,773	736	(82)	13,427
Other bonds and obligations	3,203	—	(7)	3,196
Total debt securities	1,036,176	21,391	(2,677)	1,054,890
Marketable equity securities	38,150	7,536	(920)	44,766
Total securities available for sale	1,074,326	28,927	(3,597)	1,099,656

Securities held to maturity
Municipal bonds and obligations	4,847	—	—	4,847
Government-sponsored residential mortgage-backed securities	70	5	—	75
Tax advantaged economic development bonds	37,570	1,921	—	39,491
Other bonds and obligations	331	—	—	331
Total securities held to maturity	42,818	1,926	—	44,744

Total	$1,117,144	$30,853	$(3,597)	$1,144,400

December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$127,014	$6,859	$(174)	$133,699
Government-guaranteed residential mortgage-backed securities	68,972	702	(206)	69,468
Government-sponsored residential mortgage-backed securities	755,893	7,421	(3,130)	760,184
Corporate bonds	55,134	120	(1,103)	54,151
Trust preferred securities	16,607	820	(1,212)	16,215
Other bonds and obligations	3,211	—	(52)	3,159
Total debt securities	1,026,831	15,922	(5,877)	1,036,876
Marketable equity securities	48,993	7,322	(1,373)	54,942
Total securities available for sale	1,075,824	23,244	(7,250)	1,091,818

Securities held to maturity
Municipal bonds and obligations	4,997	—	—	4,997
Government-sponsored residential mortgage-backed securities	70	4	—	74
Tax advantaged economic development bonds	37,948	1,680	(34)	39,594
Other bonds and obligations	332	—	—	332
Total securities held to maturity	43,347	1,684	(34)	44,997

Total	$1,119,171	$24,928	$(7,284)	$1,136,815

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2015 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$31,062	$30,557	$1,214	$1,214
Over 1 year to 5 years	1,256	1,264	16,802	17,774
Over 5 years to 10 years	17,319	17,698	12,232	12,532
Over 10 years	171,353	177,911	12,500	13,149
Total bonds and obligations	220,990	227,430	42,748	44,669

Marketable equity securities	38,150	44,766	—	—
Residential mortgage-backed securities	815,186	827,460	70	75

Total	$1,074,326	$1,099,656	$42,818	$44,744

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2015

Securities available for sale
Debt securities:
Municipal bonds and obligations	$62	$19,756	$333	$11,796	$395	$31,552
Government-guaranteed residential mortgage-backed securities	11	5,638	102	6,701	113	12,339
Government-sponsored residential mortgage-backed securities	—	—	1,466	142,786	1,466	142,786
Corporate bonds	614	33,680	—	—	614	33,680
Trust preferred securities	82	2,192	—	—	82	2,192
Other bonds and obligations	—	—	7	2,057	7	2,057
Total debt securities	769	61,266	1,908	163,340	2,677	224,606

Marketable equity securities	636	7,364	284	4,576	920	11,940
Total securities available for sale	1,405	68,630	2,192	167,916	3,597	236,546

Securities held to maturity
Tax advantaged economic development bonds	—	—	—	—	—	—
Total securities held to maturity	—	—	—	—	—	—

Total	$1,405	$68,630	$2,192	$167,916	$3,597	$236,546

December 31, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$8	$1,001	$166	$7,206	$174	$8,207
Government guaranteed residential mortgage-backed securities	46	7,122	160	16,727	206	23,849
Government-sponsored residential mortgage-backed securities	236	30,672	2,894	167,473	3,130	198,145
Corporate bonds	1,103	39,571	—	—	1,103	39,571
Trust preferred securities	65	935	1,147	2,408	1,212	3,343
Other bonds and obligations	—		52	3,035	52	3,035
Total debt securities	1,458	79,301	4,419	196,849	5,877	276,150

Marketable equity securities	1,039	9,902	334	4,755	1,373	14,657
Total securities available for sale	2,497	89,203	4,753	201,604	7,250	290,807

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	7,972	34	7,972
Total securities held to maturity	—	—	34	7,972	34	7,972

Total	$2,497	$89,203	$4,787	$209,576	$7,284	$298,779

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2015, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2015:

AFS municipal bonds and obligations

At March 31, 2015, 28 of the total 190 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the first quarter of 2015.  All securities are performing.

AFS residential mortgage-backed securities

At March 31, 2015, 36 out of the total 198 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the past quarter. All securities are performing.

AFS corporate bonds

At March 31, 2015, 2 out of 6 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 1.8% of the amortized cost of bonds in unrealized loss positions.  The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.  Neither bond is investment grade rated.

At March 31, 2015, $0.5 million of the total unrealized losses was attributable to a $31.1 million investment.  The Company evaluated this security, with a Level 2 fair value of $30.6 million, for potential other-than-temporary impairment (“OTTI”) at March 31, 2015 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities

At March 31, 2015, 2 out of the 4 securities in the Company’s portfolio of AFS trust preferred securities were in unrealized loss positions. Aggregate unrealized losses represented 3.6% of the amortized cost of securities in unrealized loss positions. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of the securities’ amortized cost basis. Both securities are investment grade rated.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

AFS other bonds and obligations

At March 31, 2015, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during first quarter of 2015. All securities are performing.

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

At March 31, 2015, 6 out of the total 29 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 7.2% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at March 31, 2015.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 4. LOANS

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from the acquisitions of the 20 acquired branches, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	March 31, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,188,018	$256,503	$1,444,521	$1,199,408	$268,734	$1,468,142
Construction	27,796	922	28,718	27,044	1,018	28,062
Total residential mortgages	1,215,814	257,425	1,473,239	1,226,452	269,752	1,496,204

Commercial real estate:
Construction	182,800	4,046	186,846	169,189	4,201	173,390
Single and multi-family	142,297	48,429	190,726	140,050	53,168	193,218
Other commercial real estate	1,086,893	207,634	1,294,527	1,030,837	214,122	1,244,959
Total commercial real estate	1,411,990	260,109	1,672,099	1,340,076	271,491	1,611,567

Commercial and industrial loans:
Asset based lending	354,106	—	354,106	341,246	—	341,246
Other commercial and industrial loans	424,565	48,144	472,709	411,945	51,175	463,120
Total commercial and industrial loans	778,671	48,144	826,815	753,191	51,175	804,366

Total commercial loans	2,190,661	308,253	2,498,914	2,093,267	322,666	2,415,933

Consumer loans:
Home equity	255,368	62,247	317,615	252,681	65,951	318,632
Auto and other	351,826	87,069	438,895	346,480	103,351	449,831
Total consumer loans	607,194	149,316	756,510	599,161	169,302	768,463

Total loans	$4,013,669	$714,994	$4,728,663	$3,918,880	$761,720	$4,680,600

The carrying amount of the acquired loans at March 31, 2015 totaled $715 million.  A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with

ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $12.7 million (and a note balance of $23.9). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans that were considered not impaired at the acquisition date had a carrying amount of $702 million.

The carrying amount of the acquired loans at December 31, 2014 totaled $762 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $13.8 million (and a note balance of $25.8). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans that were considered not impaired at the acquisition date had a carrying amount of $747.9 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$2,541	$2,559
Sales	—	—
Reclassification form nonaccretable difference for loans with improved cash flows	1,330	1,540
Accretion	(440)	(945)
Balance at end of period	$3,431	$3,154

The following is a summary of past due loans at March 31, 2015 and December 31, 2014:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2015
Residential mortgages:
1-4 family	$1,888	$888	$4,066	$6,842	$1,181,176	$1,188,018	$1,699
Construction	—	—	414	414	27,382	27,796	414
Total	1,888	888	4,480	7,256	1,208,558	1,215,814	2,113
Commercial real estate:
Construction	—	—	758	758	182,042	182,800	—
Single and multi-family	245	247	406	898	141,399	142,297	—
Other commercial real estate	1,900	330	9,202	11,432	1,075,461	1,086,893	266
Total	2,145	577	10,366	13,088	1,398,902	1,411,990	266
Commercial and industrial loans:
Asset based lending	—	—	—	—	354,106	354,106	—
Other commercial and industrial loans	1,371	150	725	2,246	422,319	424,565	—
Total	1,371	150	725	2,246	776,425	778,671	—
Consumer loans:
Home equity	589	154	2,546	3,289	252,079	255,368	1,354
Auto and other	744	54	255	1,053	350,773	351,826	3
Total	1,333	208	2,801	4,342	602,852	607,194	1,357
Total	$6,737	$1,823	$18,372	$26,932	$3,986,737	$4,013,669	$3,736

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$5,580	$146	$4,053	$9,779	$1,189,629	$1,199,408	$1,527
Construction	666	410	—	1,076	25,968	27,044	—
Total	6,246	556	4,053	10,855	1,215,597	1,226,452	1,527
Commercial real estate:
Construction	—	2,000	720	2,720	166,469	169,189	—
Single and multi-family	178	156	458	792	139,258	140,050	—
Other commercial real estate	692	705	9,383	10,780	1,020,057	1,030,837	621
Total	870	2,861	10,561	14,292	1,325,784	1,340,076	621
Commercial and industrial loans:
Asset based lending	—	—	—	—	341,246	341,246	—
Other commercial and industrial loans	1,040	498	856	2,394	409,551	411,945	6
Total	1,040	498	856	2,394	750,797	753,191	6
Consumer loans:
Home equity	333	1,000	1,387	2,720	249,961	252,681	230
Auto and other	831	65	315	1,211	345,269	346,480	10
Total	1,164	1,065	1,702	3,931	595,230	599,161	240
Total	$9,320	$4,980	$17,172	$31,472	$3,887,408	$3,918,880	$2,394

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2015
Residential mortgages:
1-4 family	$187	$592	$1,930	2,709	$361	$256,503	$144
Construction	—	—	—	—	—	922	—
Total	187	592	1,930	2,709	361	257,425	144
Commercial real estate:
Construction	—	—	676	676	1,281	4,046	—
Single and multi-family	323	45	2,728	3,096	4,924	48,429	2,257
Other commercial real estate	1,116	116	2,269	3,501	5,222	207,634	—
Total	1,439	161	5,673	7,273	11,427	260,109	2,257
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	285	—	586	871	705	48,144	3
Total	285	—	586	871	705	48,144	3
Consumer loans:
Home equity	209	228	1,118	1,555	170	62,247	242
Auto and other	1,394	23	731	2,148	—	87,069	19
Total	1,603	251	1,849	3,703	170	149,316	261
Total	$3,514	$1,004	$10,038	$14,556	$12,663	$714,994	$2,665

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$1,133	$638	$1,651	$3,422	$375	$268,734	$269
Construction	—	—	—	—	—	1,018	—
Total	1,133	638	1,651	3,422	375	269,752	269
Commercial real estate:
Construction	—	—	691	691	1,296	4,201	—
Single and multi-family	277	—	572	849	5,477	53,168	—
Other commercial real estate	—	715	2,004	2,719	5,504	214,122	329
Total	277	715	3,267	4,259	12,277	271,491	329
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	202	32	855	1,089	986	51,175	—
Total	202	32	855	1,089	986	51,175	—
Consumer loans:
Home equity	176	95	1,049	1,320	171	65,951	466
Auto and other	1,170	944	1,363	3,477	—	103,351	194
Total	1,346	1,039	2,412	4,797	171	169,302	660
Total	$2,958	$2,424	$8,185	$13,567	$13,809	$761,720	$1,258

The following is summary information pertaining to non-accrual loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Residential mortgages:
1-4 family	$2,367	$1,786	$4,153	$2,526	$1,382	$3,908
Construction	—	—	—	—	—	—
Total	2,367	1,786	4,153	2,526	1,382	3,908

Commercial real estate:
Construction	758	—	758	720	—	720
Single and multi-family	406	471	877	458	141	599
Other commercial real estate	8,936	1,939	10,875	8,762	1,675	10,437
Total	10,100	2,410	12,510	9,940	1,816	11,756

Commercial and industrial loans:
Other commercial and industrial loans	725	569	1,294	850	811	1,661
Total	725	569	1,294	850	811	1,661

Consumer loans:
Home equity	1,192	876	2,068	1,157	583	1,740
Auto and other	252	712	964	305	1,169	1,474
Total	1,444	1,588	3,032	1,462	1,752	3,214

Total non-accrual loans	$14,636	$6,353	$20,989	$14,778	$5,761	$20,539

(1)         At quarter end March 31, 2015, acquired credit impaired loans accounted for $1.0 million of non-accrual loans that are not presented in the above table.

(2)         At year end 2014, acquired credit impaired loans accounted for $1.2 million of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of March 31, 2015 and December 31, 2014 were as follows:

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
March 31, 2015
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$3,028	$22,342	$262	$448	$26,080
Collectively evaluated	1,212,786	1,389,648	778,409	606,746	3,987,589
Total	$1,215,814	$1,411,990	$778,671	$607,194	$4,013,669

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,238	$22,015	$743	$452	$26,448
Collectively evaluated for impairment	1,223,214	1,318,061	752,448	598,709	3,892,432
Total	$1,226,452	$1,340,076	$753,191	$599,161	$3,918,880

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
March 31, 2015
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$1,194	$6,203	$47	$546	$7,990
Collectively evaluated	256,231	253,906	48,097	148,770	707,004
Total	$257,425	$260,109	$48,144	$149,316	$714,994

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$695	$5,637	$39	$199	$6,570
Collectively evaluated for impairment	269,057	265,854	51,136	169,103	755,150
Total	$269,752	$271,491	$51,175	$169,302	$761,720

The following is a summary of impaired loans at March 31, 2015:

Business Activities Loans

	At March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$3,028	$3,028	$—
Commercial real estate - single and multifamily	180	180	—
Other commercial real estate loans	14,380	14,380	—
Commercial real esate - construction	2,632	2,632	—
Other commercial and industrial loans	262	262	—
Consumer - home equity	334	334	—
Consumer - other	114	114	—

With an allowance recorded:
Other commercial real estate loans	$4,064	$5,150	$1,086

Total
Residential mortgages	$3,028	$3,028	$—
Commercial real estate	21,256	22,342	1,086
Commercial and industrial loans	262	262	—
Consumer	448	448	—
Total impaired loans	$24,994	$26,080	$1,086

Acquired Loans

	At March 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$625	$625	$—
Commercial real estate - single and multifamily	2,857	2,857	—
Other commercial real estate loans	1,649	1,649	—
Other commercial and industrial loans	47	47	—
Consumer - home equity	197	197	—

With an allowance recorded:
Residential mortgages - 1-4 family	$517	$569	$52
Commercial real estate - single and multifamily	318	330	12
Other commercial real estate loans	504	691	187
Commercial real esate - construction	420	676	256
Consumer - home equity	288	349	61

Total
Residential mortgages	$1,142	$1,194	$52
Commercial real estate	5,748	6,203	455
Commercial and industrial loans	47	47	—
Consumer	485	546	61
Total impaired loans	$7,422	$7,990	$568

The following is a summary of impaired loans at December 31, 2014:

Business Activities Loans

	At December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,528	$2,528	$—
Commercial real estate - construction	16,990	16,990	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	102	102	—
Other commercial and industrial loans	743	743	—
Consumer - home equity	87	87	—
Consumer - other	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$555	$710	$155
Commercial real estate - construction	3,511	4,431	920
Commercial real estate - single and multifamily	490	492	2
Other commercial real estate loans	—	—	—
Other commercial and industrial loans	—	—	—
Consumer - home equity	194	248	54
Consumer - other	105	117	12

Total
Residential mortgages	$3,083	$3,238	$155
Commercial real estate	21,093	22,015	922
Commercial and industrial loans	743	743	—
Consumer	386	452	66
Total impaired loans	$25,305	$26,448	$1,143

Acquired Loans

	At December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$189	$189	$—
Other commercial real estate loans	5,206	5,206	—
Other commercial and industrial loans	39	39	—
Consumer - home equity	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$458	$506	$48
Other commercial real estate loans	383	431	48
Consumer - home equity	124	199	75

Total
Residential mortgages	$647	$695	$48
Other commercial real estate loans	5,589	5,637	48
Other commercial and industrial loans	39	39	—
Consumer - home equity	124	199	75
Total impaired loans	$6,399	$6,570	$171

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2015 and 2014:

Business Activities Loans

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$3,108	$28	$4,142	$23
Commercial real estate - construction	2,628	1	1,957	—
Commercial real estate - single and multifamily	180	—	—	—
Other commercial real estate loans	15,315	131	16,180	154
Commercial and industrial loans	578	3	1,337	7
Consumer - home equity	334	—	348	1
Consumer - other	115	1	124	1

With an allowance recorded:
Residential mortgages - 1-4 family	$—	$—	$1,774	$16
Commercial real estate - construction	—	—	1,013	—
Other commercial real estate loans	5,267	—	3,450	—
Commercial and industrial loans	—	—	55	1
Consumer - home equity	—	—	41	—

Total
Residential mortgages	$3,108	$28	$5,916	$39
Commercial real estate	23,390	132	22,600	154
Commercial and industrial loans	578	3	1,392	8
Consumer loans	449	1	513	2
Total impaired loans	$27,525	$164	$30,421	$203

Acquired Loans

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$670	$3	$1,303	$5
Commercial real estate - single and multifamily	2,892	24	—	—
Other commercial real estate loans	1,662	3	4,821	25
Other commercial and industrial loans	64	3	—	—
Consumer - home equity	197	2	562	1
Consumer - other	—	—	154	—

With an allowance recorded:
Residential mortgages - 1-4 family	$569	$—	$162	$—
Commercial real estate - single and multifamily	397	—	—	—
Other commercial real estate loans	691	—	1,577	46
Commercial real esate - construction	666	44	—	—
Consumer - home equity	349	—	—	—
Consumer - other	—	—	70	2

Total
Residential mortgages	$1,239	$3	$1,465	$5
Other commercial real estate loans	6,308	71	6,398	71
Commercial and industrial loans	64	3	632	3
Consumer loans	546	2	154	—
Total impaired loans	$8,157	$79	$8,649	$79

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2015 and for the three months ended March 31, 2014, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ending March 31, 2015 were attributable to interest rate concessions, maturity date extensions and released collateral.  The modification for the three months ending March 31, 2014 was attributable to concessions granted as ordered by bankruptcy court.

	Modifications by Class
	Three months ending March 31, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$123	$123
Commercial - Other	1	2,000	2,000
Commercial and industrial - Other	1	33	33
Total	3	$2,156	$2,156

	Modifications by Class
	Three months ending March 31, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	1	$122	$119

The following table discloses the recorded investment and number of modifications for TDRs within the last three months where a concession has been made, that then defaulted in the respective reporting period.

	Modifications that Subsequently Defaulted
	Three months ending March 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$668

For the three months ended March 31, 2014, there were no loans that were restructured within the last twelve months that have subsequently defaulted during the period.

The following table presents the Company’s TDR activity for the three months ended March 31, 2015 and 2014:

	Three Months Ending
	March 31,
(In thousands)	2015	2014
Balance at beginning of the period	$16,714	$10,822
Principal payments	(484)	(872)
TDR status change (1)	—	(52)
Other reductions/increases (2)	(1,182)	95
Newly identified TDRs	2,156	119
Balance at end of the period	$17,204	$10,112

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

As of March 31, 2015, the Company maintained foreclosed residential real estate property with a fair value of $653 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure totaled $5.1 million. As of December 31, 2014, foreclosed residential real estate property totaled $1.3 million.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 was as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2015
Balance at beginning of period	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Charged-off loans	128	1,605	223	202	—	2,158
Recoveries on charged-off loans	67	3	5	61	—	136
Provision for loan losses	(702)	1,330	1,460	(751)	158	1,495
Balance at end of period	$6,073	$14,418	$6,448	$5,036	$293	$32,268
Individually evaluated for impairment	—	1,086	—	—	—	1,086
Collectively evaluated	6,073	13,332	6,448	5,036	293	31,182
Total	$6,073	$14,418	$6,448	$5,036	$293	$32,268

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	706	660	189	429	—	1,984
Recoveries on charged-off loans	7	1	20	79	—	107
Provision for loan losses	(575)	1,900	(185)	836	(248)	1,728
Balance at end of period	$5,663	$14,946	$4,819	$4,130	$(180)	$29,378
Individually evaluated for impairment	397	1,558	54	9	—	2,018
Collectively evaluated	5,266	13,388	4,765	4,121	(180)	27,360
Total	$5,663	$14,946	$4,819	$4,130	$(180)	$29,378

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2015
Balance at beginning of period	$615	$790	$1,093	$369	$—	$2,867
Charged-off loans	238	405	198	433	—	1,274
Recoveries on charged-off loans	—	—	41	28	—	69
Provision for loan losses	372	1,579	(11)	416	—	2,356
Balance at end of period	$749	$1,964	$925	$380	$—	$4,018
Individually evaluated for impairment	52	455		61	—	568
Collectively evaluated	697	1,509	925	319	—	3,450
Total	$749	$1,964	$925	$380	$—	$4,018

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
March 31, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	429	447	52	405	—	1,333
Recoveries on charged-off loans	73	1	5	14	—	93
Provision for loan losses	401	231	548	488	—	1,668
Balance at end of period	$670	$2,124	$1,098	$332	$—	$4,224
Individually evaluated for impairment	30	250	21	—	—	301
Collectively evaluated	640	1,874	1,077	332	—	3,923
Total	$670	$2,124	$1,098	$332	$—	$4,224

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At March 31, 2015, the allowance for loan losses related to acquired loans was $4.0 million using the above mentioned criteria.

The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at March 31, 2015 and December 31, 2014:

Business Activities Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$1,183,064	$1,195,209	$27,382	$26,634	$1,210,446	$1,221,843
Special mention	888	146	—	410	888	556
Substandard	4,066	4,053	414	—	4,480	4,053
Total	$1,188,018	$1,199,408	$27,796	$27,044	$1,215,814	$1,226,452

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$179,868	$166,295	$140,022	$137,533	$1,023,304	$959,836	$1,343,194	$1,263,664
Special mention	—	—	—	—	6,891	6,933	6,891	6,933
Substandard	2,932	2,894	2,275	2,517	56,625	63,995	61,832	69,406
Doubtful	—	—	—	—	73	73	73	73
Total	$182,800	$169,189	$142,297	$140,050	$1,086,893	$1,030,837	$1,411,990	$1,340,076

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$354,106	$341,246	$410,699	$404,846	$764,805	$746,092
Special mention	—	—	187	560	187	560
Substandard	—	—	13,679	6,539	13,679	6,539
Total	$354,106	$341,246	$424,565	$411,945	$778,671	$753,191

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Performing	$254,176	$251,524	$351,574	$346,175	$605,750	$597,699
Nonperforming	1,192	1,157	252	305	1,444	1,462
Total	$255,368	$252,681	$351,826	$346,480	$607,194	$599,161

Acquired Loans

Residential Mortgages

Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$253,866	$266,445	$922	$1,018	$254,788	$267,463
Special mention	707	638	—	—	707	638
Substandard	1,930	1,651	—	—	1,930	1,651
Total	$256,503	$268,734	$922	$1,018	$257,425	$269,752

Commercial Real Estate

Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$2,765	$2,904	$41,145	$44,497	$192,233	$195,681	$236,143	$243,082
Special mention	—	—	120	533	2,208	4,868	2,328	5,401
Substandard	1,281	1,297	7,164	8,138	13,193	13,573	21,638	23,008
Total	$4,046	$4,201	$48,429	$53,168	$207,634	$214,122	$260,109	$271,491

Commercial and Industrial Loans

Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Grade:
Pass	$—	$—	$44,922	$45,757	$44,922	$45,757
Special mention	—	—	—	1,723	—	1,723
Substandard	—	—	3,222	3,695	3,222	3,695
Total	$—	$—	$48,144	$51,175	$48,144	$51,175

Consumer Loans

Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Performing	$61,371	$65,368	$86,356	$102,182	$147,727	$167,550
Nonperforming	876	583	713	1,169	1,589	1,752
Total	$62,247	$65,951	$87,069	$103,351	$149,316	$169,302

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2015 and December 31, 2014.  The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$14,636	$7,373	$22,009	$14,778	$6,927	$21,705
Substandard Accruing	68,228	21,266	89,494	66,995	23,839	90,834
Total Classified	82,864	28,639	111,503	81,773	30,766	112,539
Special Mention	8,175	3,286	11,461	9,113	8,800	17,913
Total Criticized	$91,039	$31,925	$122,964	$90,886	$39,566	$130,452

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2015	December 31, 2014
Time less than $100,000	$506,577	$515,570
Time $100,000 or more	998,892	940,176
Total time deposits	$1,505,469	$1,455,746

Included in time deposits are brokered deposits of $478.8 million and $430.8 million at March 31, 2015 and December 31, 2014, respectively.  Included in money market deposits presented on the consolidated balance sheet are reciprocal deposits of $7.4 million and $9.4 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2015 and December 31, 2014 are summarized, as follows:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$884,500	0.25%	$890,900	0.24%
Other Borrowings	10,000	1.83	10,000	1.80
Total short-term borrowings:	894,500	0.25	900,900	0.23
Long-term borrowings:
Advances from the FHLBB	61,618	0.91	61,676	0.93
Subordinated borrowings	74,301	7.00	74,283	7.00
Junior subordinated borrowings	15,464	2.11	15,464	2.08
Total long-term borrowings:	151,383	4.02	151,423	4.03
Total	$1,045,883	0.80%	$1,052,323	0.79%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended March 31, 2015 and December 31, 2014.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended March 31, 2015 and December 31, 2014.

Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at March 31, 2015 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million.  The advances outstanding at December 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2015	$934,500	0.25%	$940,900	0.24%
2016	1,503	0.03	1,519	0.88
2017	5,000	4.33	5,000	4.33
2018	—	0.00	—	0.00
2019 and beyond	5,115	3.91	5,157	3.85
Total FHLBB advances	$946,118	0.29%	$952,576	0.28%

The Company does not have variable-rate debt for the periods ended March 31, 2015 and December 31, 2014.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3 basis points.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.11% and 2.08% at March 31, 2015 and December 31, 2014, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.               STOCKHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

		Regulatory		Regulatory
		Minimum to be		Minimum to be
	March 31, 2015	Well Capitalized	December 31, 2014	Well Capitalized

Company (consolidated)
Total capital to risk weighted assets	11.4	10.0%	11.4%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.1	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.2	8.0	9.0	6.0
Tier 1 capital to average assets	7.1	5.0	7.0	5.0

Bank
Total capital to risk weighted assets	10.8	10.0%	10.8%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.4	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.4	8.0	9.3	6.0
Tier 1 capital to average assets	7.3	5.0	7.2	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common Equity Tier 1 Capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized.

Accumulated other comprehensive income (loss)

Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2015	December 31, 2014
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$25,330	$15,993
Net loss on effective cash flow hedging derivatives	(7,200)	(3,299)
Net unrealized holding (loss) on pension plans	(3,822)	(2,291)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(9,682)	(6,077)
Net loss on effective cash flow hedging derivatives	2,902	1,330
Net unrealized holding (loss) on pension plans	1,540	923
Accumulated other comprehensive income	$9,068	$6,579

The following table presents the components of other comprehensive income for the three months ended March 31, 2015 and 2014:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2015
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$9,371	$(3,617)	$5,754
Less: reclassification adjustment for (gains) realized in net income	(34)	12	(22)
Net unrealized holding gain on AFS securities	9,337	(3,605)	5,732

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(3,901)	1,572	(2,329)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(3,901)	1,572	(2,329)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for gains (losses) realized in net income	65	(26)	39
Net unrealized holding loss on pension plans	(1,531)	617	(914)
Other comprehensive income	$3,905	$(1,416)	$2,489

Three Months Ended March 31, 2014
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$6,055	$(2,233)	$3,822
Less: reclassification adjustment for (gains) realized in net income	(34)	12	(22)
Net unrealized holding gain on AFS securities	6,021	(2,221)	3,800

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(860)	368	(492)
Less: reclassification adjustment for (gains) realized in net income	5,393	(2,200)	3,193
Net gain on cash flow hedging derivatives	4,533	(1,832)	2,701

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net gain on terminated swap	3,237	(1,312)	1,925
Other comprehensive income	$13,791	$(5,365)	$8,426

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2015 and 2014:

	Net unrealized	Net loss on	Net loss	Net unrealized
	holding (loss) gain	effective cash	on	holding loss
	on AFS	flow hedging	terminated	on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended March 31, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$—	$(1,368)	$6,579
Other Comprehensive Gain (Loss) Before reclassifications	5,754	(2,329)	—	(953)	2,472
Amounts Reclassified from Accumulated other comprehensive income	(22)	—	—	39	17
Total Other Comprehensive Income (Loss)	5,732	(2,329)	—	(914)	2,489
Balance at End of Period	$15,648	$(4,298)	$—	$(2,282)	$9,068

Three Months Ended March 31, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$(1,368)	$(10,435)
Other Comprehensive Gain (Loss) Before reclassifications	3,822	(492)	—	—	3,330
Amounts Reclassified from Accumulated other comprehensive income	(22)	3,193	1,925	—	5,096
Total Other Comprehensive Income (Loss)	3,800	2,701	1,925	—	8,426
Balance at End of Period	$(1,976)	$1,335	$—	$(1,368)	$(2,009)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(in thousands)	2015	2014	is Presented
Realized (gains) on AFS securities:
	$(34)	$(34)	Non-interest income
	12	12	Tax expense
	(22)	(22)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	5,393	Non-interest income
	—	(2,200)	Tax expense
	—	3,193	Net of tax

Amortization of realized gains on terminated swap:
	—	3,237	Non-interest income
	—	(1,312)	Tax expense
	—	1,925	Net of tax

Realized loss on pension plans:
	65	—	Non-interest income
	(26)	—	Tax expense
	39	—	Net of tax
Total reclassifications for the period	$17	$5,096	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014

Net income/(loss)	$8,759	$(1,106)

Average number of common shares issued	26,525	26,525
Less: average number of treasury shares	1,295	1,425
Less: average number of unvested stock award shares	427	402
Average number of basic common shares outstanding	24,803	24,698
Plus: dilutive effect of unvested stock award shares	89	—
Plus: dilutive effect of stock options outstanding	63	—
Average number of diluted common shares outstanding	24,955	24,698

Earnings per share:
Basic	$0.35	$(0.04)
Diluted	$0.35	$(0.04)

For the three months ended March 31, 2015, 338 thousand shares of restricted stock and 210 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the three months ended March 31, 2014, 335 thousand shares of restricted stock and 321 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2015 is presented in the following table:

	Non-vested Stock
	Awards Outstanding		Stock Options Outstanding
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Exercise
(Shares in thousands)	Shares	Fair Value	Shares	Price
Balance, December 31, 2014	424	$24.33	282	$20.42
Granted	92	24.90	—	—
Stock options exercised	—	—	(11)	10.52
Stock awards vested	(82)	24.22	—	—
Forfeited	(10)	23.50	—	—
Expired	—	—	—	—
Balance, March 31, 2015	424	$24.48	271	$21.12
Exercisable options, March 31, 2015			271	$21.12

During the three months ended March 31, 2015 and 2014, proceeds from stock option exercises totaled $116 thousand and totaled $718 thousand, respectively.  During the quarter ended March 31, 2015, there were 82 thousand shares issued in connection with vested stock awards.  During the three months ended March 31, 2014, there were 62 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $993 thousand and $932 thousand during the quarters ended March 31, 2015 and 2014, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three months ended March 31, 2015
Net interest income	$46,339	$—	$5,154	$(6,000)	$45,493
Provision for loan losses	3,851	—	—	—	3,851
Non-interest income	9,413	2,967	3,785	(3,603)	12,562
Non-interest expense	42,494	1,939	715	—	45,148
Income before income taxes	9,407	1,028	8,224	(9,603)	9,056
Income tax expense (benefit)	433	399	(535)	—	297
Net income	$8,974	$629	$8,759	$(9,603)	$8,759

Average assets (in millions)	$6,479	$28	$757	$(767)	$6,497

Three months ended March 31, 2014
Net interest income (expense)	$43,712	$—	$(946)	$—	$42,766
Provision for loan losses	3,396	—	—	—	3,396
Non-interest income	1,374	3,049	(252)	252	4,423
Non-interest expense	42,574	2,322	464	—	45,360
Income before income taxes	(884)	727	(1,662)	252	(1,567)
Income tax expense (benefit)	(192)	287	(556)	—	(461)
Net income	$(692)	$440	$(1,106)	$252	$(1,106)

Average assets (in millions)	$5,829	$26	$722	$(726)	$5,851

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2015, the Company held derivatives with a total notional amount of $1.1 billion.  That amount included $300.0 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $724.1 million and $68.4 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $585.6 million, risk participation agreements with dealer banks of $49.0 million, and $89.4 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2015.

The Company pledged collateral to derivative counterparties in the form of cash totaling $5.3 million and securities with an amortized cost of $27.5 million and a fair value of $27.7 million as of March 31, 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.0	0.00%	2.29%	$(7,200)
Total cash flow hedges	300,000				(7,200)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,412	14.7	0.52%	5.09%	(2,799)
Interest rate swaps on loans with commercial loan customers	286,590	6.0	2.19%	4.59%	(15,405)
Reverse interest rate swaps on loans with commercial loan customers	286,590	6.0	4.59%	2.19%	15,444
Risk Participation Agreements with Dealer Banks	49,038	15.9			(100)
Forward sale commitments	89,432	0.2			(388)
Total economic hedges	724,062				(3,248)

Non-hedging derivatives:
Interest rate lock commitments	68,374	0.2			977
Total non-hedging derivatives	68,374				977

Total	$1,092,436				$(9,471)

Information about derivative assets and liabilities at December 31, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.3	0.00%	2.29%	$(3,299)
Total cash flow hedges	300,000				(3,299)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,554	14.9	0.52%	5.09%	(2,578)
Interest rate swaps on loans with commercial loan customers	297,158	6.0	2.23%	4.54%	(12,183)
Reverse interest rate swaps on loans with commercial loan customers	297,158	6.0	4.54%	2.23%	12,221
Risk participation agreements with dealer banks	45,842	16.6			(91)
Forward sale commitments	42,366	0.2			(510)
Total economic hedges	695,078				(3,141)

Non-hedging derivatives:
Interest rate lock commitments	39,589	0.2			625
Total non-hedging derivatives	39,589				625

Total	$1,034,667				$(5,815)

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

The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of March 31, 2015.  The six forward starting swaps will become effective in 2016.  All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Interest rate swaps on FHLBB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(3,901)	$(785)

Reclassification of unrealized loss from accumulated other comprehensive income to other non-interest income for termination of swaps	—	8,630

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive income to tax expense for terminated swaps	—	(3,611)

Net tax benefit on items recognized in accumulated other comprehensive income	1,572	314

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive income	—	(1)

Reclassification of unrealized loss from accumulated other comprehensive income to interest expense	—	129

Net tax expense on items recognized in accumulated other comprehensive income	—	(51)
Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(2,329)	$(3,815)

Net interest expense recognized in interest expense on junior subordinated notes	$—	$129

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2015 and 2014.

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

Economic hedges

As of March 31, 2015, the Company has an interest rate swap with a $12.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $38.6 thousand as of March 31, 2015.  The interest income and expense on these mirror image swaps exactly offset each other.

The Company has risk participation agreements with dealer banks. Risk participation agreements occur when the Company participates on a loan and a swap where another bank is the lead.  The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default. Changes in fair value are recorded in current period earnings.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(271)	$(381)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(3,114)	187

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	3,114	(187)

Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	1	7

Risk Participation Agreements:
Unrealized loss recognized in other non-interest income	(9)	—

Forward Commitments:
Unrealized loss recognized in other non-interest income	(388)	(108)
Realized loss in other non-interest income	(91)	(164)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$977	$377
Realized gain in other non-interest income	755	469

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $15.4 million and $12.3 million as of March 31, 2015 and December 31, 2014, respectively.  The Company had net liability positions with its financial institution counterparties totaling $25.5 million and $18.2 million as of March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, the Company did not have a net liability position with its commercial banking counterparties, compared to a $0.1 million liability at December 31, 2014.  The collateral posted by the Company that covered liability positions was $25.5 million and $18.2 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

			Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of March 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$42	$—	$42	$—	$—	$42
Commercial counterparties	15,444	—	15,444	—	—	15,444
Total	$15,486	$—	$15,486	$—	$—	$15,486

Offsetting of Financial Liabilities and Derivative Liabilities

Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of March 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(25,546)	$—	$(25,546)	$20,456	$5,090	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(25,546)	$—	$(25,546)	$20,456	$5,090	$—

Offsetting of Financial Assets and Derivative Assets

			Net Amounts
	Gross	Gross Amounts	of Assets	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$23	$—	$23	$—	$—	$23
Commercial counterparties	12,270	—	12,270	—	—	12,270
Total	$12,293	$—	$12,293	$—	$—	$12,293

Offsetting of Financial Liabilities and Derivative Liabilities

			Net Amounts
	Gross	Gross Amounts	of Liabilities	Gross Amounts Not Offset in
	Amounts of	Offset in the	Presented in the	the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(18,232)	$58	$(18,174)	$14,984	$3,190	$—
Commercial counterparties	(50)	—	(50)	—	—	(50)
Total	$(18,282)	$58	$(18,224)	$14,984	$3,190	$(50)

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,970	$14,970
Available-for-sale securities:
Municipal bonds and obligations	—	155,450	—	155,450
Governmentguaranteed residential mortgage-backed securities	—	65,039	—	65,039
Government-sponsored residential mortgage-backed securities	—	762,421	—	762,421
Corporate bonds	—	55,357	—	55,357
Trust preferred securities	—	13,427	—	13,427
Other bonds and obligations	—	3,196	—	3,196
Marketable equity securities	43,690	357	719	44,766
Loans held for sale	—	29,305	—	29,305
Derivative assets	—	15,444	977	16,421
Derivative liabilities	295	25,504	93	25,892

	December 31, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value

Trading security	$—	$—	$14,909	$14,909
Available-for-sale securities:
Municipal bonds and obligations	—	133,699	—	133,699
Government guaranteed residential mortgage-backed securities	—	69,468	—	69,468
Government-sponsored residential mortgage-backed securities	—	760,184	—	760,184
Corporate bonds	—	54,151	—	54,151
Trust preferred securities	—	14,667	1,548	16,215
Other bonds and obligations	—	3,159	—	3,159
Marketable equity securities	53,806	358	778	54,942
Loans Held for Sale	—	19,493	—	19,493
Derivative assets	—	12,328	625	12,953
Derivative liabilities	417	18,259	93	18,769

There were no transfers between levels during the three months ended March 31, 2015 or 2014.

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

Securities Available for Sale. AFS securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. The Company owns one privately owned equity security classified as Level 3. The security’s fair value is determined through unobservable issuer-provided financial information and a pricing model utilizing peer data.

Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$29,305	$28,483	$822

			Aggregate Fair Value
December 31, 2014	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$19,493	$18,885	$608

The changes in fair value of loans held for sale for the three months ended March 31, 2015 and December 31, 2014, were gains of $214 thousand and $409 thousand, respectively.  The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended March 31, 2015
Balance as of December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of AFS Security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	203	—	1,730	—
Unrealized gain included in accumulated other comprehensive loss	—	(280)	—	—
Paydown of trading security	(142)	—	—	—
Transfers to held for sale loans	—	—	(1,378)	—
Balance as of March 31, 2015	$14,970	$719	$977	$(93)

Unrealized gains (losses) relating to instruments still held at March 31, 2015	$2,558	$(51)	$977	$(93)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments

Three Months Ended March 31, 2014
Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	218	—	719	(115)
Unrealized gain included in accumulated other comprehensive loss	—	82	—	—
Paydown of trading account security	(135)	—	—	—
Transfers to held for sale loans	—	—	(600)	—
Balance as of March 31, 2014	$14,923	$2,046	$377	$(96)

Unrealized gains (losses) relating to instruments still held at March 31, 2014	$1,962	$(1,288)	$377	$(96)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,970	Discounted Cash Flow	Discount Rate	2.34%

AFS Securities	719	Pricing Model	Median Peer Price/Tangible Book Value Percentage Multiple	93.35%

Forward Commitments	(93)	Historical Trend	Closing Ratio	89.54%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	977	Historical Trend	Closing Ratio	89.54%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$16,573

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,909	Discounted Cash Flow	Discount Rate	2.60%

AFS Securities	2,326	Discounted Cash Flow	Discount Rate	13.74%
			Credit Spread	11.06%

Forward Commitments	(93)	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	625	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$17,767

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2015	December 31, 2014	Three months ended March 31, 2015
	Level 3	Level 3	Total
(In thousands)	Inputs	Inputs	Gains (Losses)
Assets
Impaired loans	$6,111	$5,820	$292
Capitalized mortgage servicing rights	3,871	3,757	—
Other real estate owned	1,444	2,049	(155)

Total	$11,426	$11,626	$137

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	March 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$6,111	Fair value of collateral	Loss severity	3.78% to 53.08% (23.5%)
			Appraised value	$139.5 to $1,600.0 ($981.7)

Capitalized mortgage servicing rights	3,871	Discounted cash flow	Constant prepayment rate (CPR)	8.2% to 19.85% (11.05%)
			Discount rate	10.00% to 13.00% (10.42%)

Other real estate owned	1,444	Fair value of collateral	Appraised value	$57 to $700.0 ($470.7)

Total	$11,426

(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$5,820	Fair value of collateral	Loss severity	0.31% to 38.7% (12.65%)
			Appraised value	$5 to $1,600.0 ($912.7)

Capitalized mortgage servicing rights	3,757	Discounted cash flow	Constant prepayment rate (CPR)	7.83% to 19.00% (9.92%)
			Discount rate	10.00% to 13.00% (10.43%)

Other real estate owned	2,049	Fair value of collateral	Appraised value	$57 to $700.0 ($462.6)

Total	$11,626

(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2015 and December 31, 2014.

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

	March 31, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$62,214	$62,214	$62,214	$—	$—
Trading security	14,970	14,970	—	—	14,970
Securities available for sale	1,099,656	1,099,656	43,690	1,055,247	719
Securities held to maturity	42,818	44,744	—	—	44,744
FHLB bank stock and restricted securities	58,734	58,734	—	58,734	—
Net loans	4,692,377	4,736,177	—	—	4,736,177
Loans held for sale	29,305	29,305	—	29,305	—
Accrued interest receivable	17,786	17,786	—	17,786	—
Cash surrender value of bank-owned life insurance policies	105,302	105,302	—	105,302	—
Derivative assets	16,421	16,421	—	15,444	977
Assets held for sale	1,266	1,266	—	1,266	—

Financial Liabilities

Total deposits	$4,719,683	$4,720,914	—	$4,720,914	$—
Short-term debt	894,500	894,675	—	894,675	—
Long-term Federal Home Loan Bank advances	61,618	63,273	—	63,273	—
Subordinated borrowings	89,765	94,062	—	94,062	—
Derivative liabilities	25,892	25,892	295	25,504	93

	December 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$71,754	$71,754	$71,754	$—	$—
Trading security	14,909	14,909	—	—	14,909
Securities available for sale	1,091,818	1,091,818	5,806	1,035,686	2,326
Securities held to maturity	43,347	44,997	—	—	44,997
FHLB bank stock and restricted securities	55,720	55,720	—	55,720	—
Net loans	4,644,938	4,695,256	—	—	4,695,256
Loans held for sale	19,493	19,493	—	19,493	—
Accrued interest receivable	17,274	17,274	—	17,274	—
Cash surrender value of bank-owned life insurance policies	104,588	104,588	—	104,588	—
Derivative assets	12,953	12,953	—	12,328	625
Assets held for sale	1,280	1,280	—	1,280	—

Financial Liabilities

Total deposits	$4,654,679	$4,655,234	$—	$4,655,234	$—
Short-term debt	900,900	900,983	—	900,983	—
Long-term Federal Home Loan Bank advances	61,676	63,283	—	63,283	—
Subordinated borrowings	89,747	93,441	—	93,441	—
Derivative liabilities	18,769	18,769	417	18,259	93

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLB bank stock and restricted securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

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

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net interest income	$45,493	$42,766
Provision for loan losses	3,851	3,396
Net interest income after provision for loan losses	$41,642	$39,370

NOTE 15. SUBSEQUENT EVENTS

On April 17, 2015, the Company acquired all of the outstanding common shares of Hampden Bancorp, Inc. (“Hampden”). Hampden Bank, the wholly owned subsidiary of Hampden, had 10 banking offices providing a range of services in the Springfield area and has merged with and into Berkshire Hills Bancorp, Inc.

Excluding Hampden shares held by Berkshire, Hampden shareholders received 4.2 million shares of the Company’s common stock. As of April 17, 2015, Hampden, on a consolidated basis, had assets with a carrying value of approximately $687.8 million, including loans outstanding with a carrying value of approximately $501.0 million, as well as deposits with a carrying value of approximately $482.1 million. The results of Hampden’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition. The Company incurred $3.3 million of merger and acquisition expenses related to the Hampden and Hampden Bank merger for the three months ended March 31, 2015. Excluding the $3.3 million of merger and acquisition expenses, this merger agreement had no significant effect on the Company’s financial statements for the periods presented

As a result of the proximity of the closing of the merger with Hampden to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2015 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.5% marginal income tax rate.  In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

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

On April 17, 2015 Berkshire completed the acquisition of Springfield, MA. based Hampden Bancorp, Inc. (“Hampden’).  Hampden’s operations will be included with Berkshire’s results following the acquisition date.  As of March 31, 2015, Hampden had $710 million in total assets, $508 million in loans, and $501 million in deposits.  For the quarter ended March 31, 2015, Hampden’s unaudited results of operations included $5.27 million in net interest income, $0.80 million in non-interest income, and $4.17 million in operating non-interest expense.  Hampden operated ten branches in the Springfield area and it is planned that three of these branches will be consolidated with existing Berkshire branches when the systems integration is completed in the latter part of June.  On completion of these consolidations, the Company expects to have 17 total branches in the Springfield area, including existing Berkshire branches.  The Company issued approximately 4.2 million net shares as merger consideration, bringing its total shares outstanding to approximately 29.5 million shares.

Berkshire is a regional financial services company that seeks to distinguish itself over the long term based on the following attributes:

•                  Strong growth from organic, de novo, product, and acquisition strategies

•                  Solid capital, core funding, and risk management culture

•                  Experienced executive team focused on earnings and stockholder value

•                  Distinctive brand and culture as America’s Most Exciting Bank®

•                  Diversified integrated financial service revenues

•                  Positioned to be regional consolidator in attractive markets

Shown below is a profile of the Company including Hampden Bancorp, which was acquired on April 17, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the Risk Factors in Item 1A of this report.  Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results.  You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made.  Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

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

	At or for the Three
	Months Ended March 31,
	2015	2014

PER COMMON SHARE DATA
Net earnings, diluted	$0.35	$(0.04)
Adjusted earnings, diluted (1)	0.50	0.42
Total common book value	28.36	26.99
Dividends	0.19	0.18
Common stock price:
High	27.92	27.28
Low	24.27	23.95
Close	27.70	25.88

PERFORMANCE RATIOS (2)
Return on average assets	0.54%	(0.08)%
Return on average common equity	5.00	(0.64)
Net interest margin, fully taxable equivalent	3.18	3.35
Fee income/Net interest and fee income	23.25	22.84

ASSET QUALITY RATIOS (3)
Net charge-offs (period annualized)/average loans	0.28%	0.30%
Allowance for loan losses/total loans	0.77	0.79

CONDITION RATIOS
Stockholders’ equity to total assets	10.90%	11.27%
Investments to total assets	18.51	19.05
Loans/deposits	100	101

FINANCIAL DATA: (In millions)
Total assets	$6,571	$6,010
Total earning assets	5,993	5,408
Total investments	1,216	1,145
Total loans	4,729	4,243
Allowance for loan losses	36	34
Total intangible assets	275	280
Total deposits	4,720	4,219
Total borrowings	1,046	1,026
Total common stockholders’ equity	716	678

FOR THE PERIOD: (In thousands)
Net interest income	$45,493	$42,766
Non-interest income	12,562	4,423
Provision for loan losses	3,851	3,396
Non-interest expense	45,148	45,360
Net income (loss)	8,759	(1,106)
Adjusted income (1)	12,374	10,412

(1)   Adjusted income and adjusted earnings are non-GAAP financial measures that the Company believes provide investors with information that is useful in understanding our financial performance and condition.

(2)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

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

	Three Months Ended March 31,
	2015		2014
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,470	3.94%	$1,379	4.12%
Commercial real estate	1,647	4.12	1,420	4.44
Commercial and industrial loans	807	3.70	685	3.97
Consumer loans	765	3.23	700	3.56
Total loans (1)	4,689	3.86	4,184	4.13
Investment securities (2)	1,177	3.10	1,048	3.04
Short term investments and loans held for sale (3)	55	1.40	28	1.51
Total interest-earning assets	5,921	3.67	5,260	3.89
Intangible assets	276		278
Other non-interest earning assets	300		313
Total assets	$6,497		$5,851

Liabilities and stockholders’ equity
Deposits:
NOW	$423	0.14%	$410	0.15%
Money market	1,409	0.40	1,490	0.37
Savings	502	0.15	464	0.16
Time	1,420	0.92	1,070	1.15
Total interest-bearing deposits	3,754	0.53	3,434	0.56
Borrowings and notes (4)	1,107	0.85	912	1.03
Total interest-bearing liabilities	4,861	0.61	4,346	0.66
Non-interest-bearing demand deposits	870		750
Other non-interest earning liabilities	65		63
Total liabilities	5,796		5,159

Total stockholders’ equity (2)	701		692
Total liabilities and stockholders’ equity	$6,497		$5,851

Net interest spread		3.06%		3.23%
Net interest margin (5)		3.18		3.35
Cost of funds		0.51		0.56
Cost of deposits		0.43		0.46

Supplementary data
Total deposits (In millions)	$4,624		$4,184
Fully taxable equivalent income adj. (In thousands)	889		718

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

(5) Purchased loan accretion totaled $320 thousand and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”).  These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition.  Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  A reconciliation of non-GAAP financial measures to GAAP measures is provided below.  In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders.  An item which management deems to be non-operating and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP earnings information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.  Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense.  These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and out-of-period adjustments.  Non-operating adjustments are presented net of an adjustment for income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to operating income.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees.  Systems conversion costs relate primarily to the Company’s operating systems conversion and related systems conversions costs.   Restructuring costs primarily consist of costs and losses associated with the consolidation of branches and other operating facilities of the Company.  Out-of-period accounting adjustments for interest income on acquired loans were recorded following systems conversions and merger related accounting activity and were deemed non-operating.  Non-operating expenses include variable rate compensation related to non-operating items.

The Company also calculates adjusted earnings per share based on its measure of earnings from ongoing operations.  The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity.  Analysts also rely on these measures in estimating and evaluating the Company’s operating performance.  Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.  The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

BERKSHIRE HILLS BANCORP, INC.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES - UNAUDITED - (F-9)

			At or for the Quarters Ended
			Mar 31,	Mar. 31,
(in thousands)			2015	2014
Net income (loss) (GAAP)			$8,759	$(1,106)
Adj: Gain on sale of securities, net			(34)	(34)
Adj: Loss on termination of hedges			—	8,792
Adj: Merger and acquisition expense			3,275	3,637
Adj: Restructuring and conversion expense			1,146	2,665
Adj: Out-of-period adjustment (1)			—	1,381
Adj: Income taxes			(772)	(4,923)
Total adjusted income (non-GAAP)	(A)		$12,374	$10,412

Total revenue (GAAP)			$58,055	$47,189
Adj: Gain on sale of securities, net			(34)	(34)
Adj: Loss on termination of hedges			—	8,792
Adj: Out-of-period adjustment (1)			—	1,381
Total operating revenue (non-GAAP)	(B)		$58,021	$57,328

Total non-interest expense (GAAP)			$45,148	$45,360
Less: Total non-operating expense (see above)			(4,421)	(6,302)
Operating non-interest expense (non-GAAP)	(C)		$40,727	$39,058

(in millions, except per share data)
Total average assets	(D)		$6,497	$5,851
Total average stockholders’ equity	(E)		701	692
Total average tangible stockholders’ equity	(F)		426	413
Total tangible stockholders’ equity, period-end (2)	(G)		441	398

Total common shares outstanding, period-end (thousands)	(H)		25,253	25,105
Average diluted shares outstanding (thousands) (3)	(I)		24,955	24,833

Adjusted earnings per share, diluted	(A/I)		$0.50	$0.42
Tangible book value per share, period-end	(G/H)		$17.46	$15.84

Performance ratios (4)
Adjusted return on assets	(A/D)		0.76%	0.71%
Adjsuted return on equity	(A/E)		7.06	6.02
Adjusted return on tangible equity (5)	(A/F)		12.14	10.84
Efficiency ratio	(C-L)/(B+J+M)		63.27	64.42

Supplementary data (in thousands)
Tax benefit - tax-advantaged commercial project investments (6)	(J)		$4,034	$555
Non-interest income charge - tax-advantaged commercial project investments (7)	(K)		(2,851)	(417)
Net income on tax-advantaged commercial project investments	(J+K	)	1,183	138
Intangible amortization	(L)		901	1,306
Fully taxable equivalent income adjustment	(M)		889	718

(1) The out of period adjustment shown above relates to interest income earned on loans acquired in bank acquisitions.

(2) Total tangible stockholders’ equity is computed by taking total stockholders’ equity less the intangible assets at period-end.

(3) Average diluted shares computed for adjusted earnings per share differ from GAAP average diluted shares, in the first quarter of 2014, due to the GAAP net loss compared to adjusted net income for the period.

(4) Ratios are annualized and based on average balance sheet amounts, where applicable. Quarterly data may not sum to year-to-date data due to rounding.

(5) Adjusted return on tangible equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 40% marginal rate, by tangible equity.

(6) The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation, low-income housing, new market projects, and renewable energy projects.

(7) The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

SUMMARY

Berkshire recorded first quarter 2015 earnings of $8.8 million, or $0.35 per share.  First quarter results included $3.6 million in net charges related primarily to the acquisition of Hampden Bancorp and restructuring charges. The company views these charges as non-operating.  The Company’s adjusted earnings were $12.4 million, or $0.50 per share before non-operating items.  Adjusted earnings is a non-GAAP financial measure intended to measure the performance of ongoing operations.  This measure is further described and reconciled to GAAP results in the previous section on non-GAAP financial measures.  Adjusted earnings per share increased by 19% over the first quarter of 2014 due to the expansion of business operations.  Adjusted earnings per share increased by 4% over the fourth quarter of 2014 including the benefits of growth in loans, mortgage originations, and income on tax-advantaged commercial development projects.  Berkshire recorded a loss of $1.1 million, or $0.04 per share, in the first quarter of 2014 due to $11.5 million in net non-operating charges primarily for the acquisition of 20 New York branches and the related loss on the termination of hedges.  Before net non-operating charges, Berkshire’s adjusted earnings in this period totaled $10.4 million, or $0.42 per share.

During the most recent quarter, Berkshire’s Board of Directors increased the quarterly dividend to shareholders by 6% to $0.19 per share from $0.18 per share which was in effect throughout 2014.  This dividend equates to a 2.9% annualized yield based on the $26.18 average closing price of Berkshire’s common stock during the first quarter.

First quarter 2015 financial highlights included:

•              14% annualized increase in commercial loans

•              6% annualized increase in deposits

•              11% annualized increase in demand deposits

•              9% increase in fee income (year-over-year)

•              0.36% non-performing assets/assets

•              0.28% annualized net loan charge-offs/average loans

Berkshire continued its momentum of sequential and year-over-year growth in adjusted EPS in the most recent quarter.  The Company also maintained double digit annualized expansion in its focus areas of commercial loans and demand deposits, where it continued to capitalize on the strength of its regional bank franchise.  This contributed to an increase in the net interest margin before purchased loan accretion.  Most categories of fee income also increased year over year as the Company further developed revenue synergies and deepened its market and wallet share.  The Company is maintaining its focus on expense disciplines and efficiency while improving its overall franchise positioning and talent redeployment to better serve its customers.  Berkshire’s goal is to continue to generate positive core operating leverage from revenue synergies and expense management to further improve operating earnings and profitability.

In the most recent quarter, Berkshire announced the recruitment of leadership talent for its Hartford commercial banking team and for its Albany private banking and wealth teams.  Hockey legend Ray Bourque and left wing Milan Lucic joined Berkshire as spokespersons and the Company completed a second successful season in its partnership with NESN (New England Sports Network) as the Official Bank of Boston Bruins coverage on the network, garnering widespread brand recognition and significant business leads.

Berkshire’s acquisition of Springfield-based Hampden Bancorp was completed on April 17, 2015 on schedule.  The Hampden acquisition boosted total assets by approximately 11% to $7.3 billion and total shares outstanding increased to approximately 29.5 million shares.  Berkshire’s goal is that the transaction will be accretive to earnings per share, accretive to return on assets, and accretive to equity and tangible equity after merger efficiencies are fully achieved.  Berkshire is also targeting strategic benefits from its new position in the top five for deposit market share in the Springfield MSA and increases in its overall business volume in the Hartford/Springfield market which is the second largest economic area in New England.  Operationally, Berkshire will target efficiencies and long run revenue synergies from the product set and capabilities that it can provide to the individuals and businesses in this market.

Hampden operated ten branch offices and the Company plans to consolidate three of these offices with existing offices in the Springfield market, resulting in a net addition of seven offices.  The Company also announced the consolidation of two other offices in the first quarter bringing the total branch count to 96 offices net of these planned consolidations.  The Company continues to review its branch locations with the goal of improving profitability while improving its overall franchise positioning and talent deployment to better serve its customers.  Additional branch consolidations or sales are anticipated during the second quarter.  These changes reflect changing patterns of retail banking customer interaction.  Berkshire has a multichannel strategy to further penetrate and service the retail market.  The Company announced its plan to implement the Apple Pay service for its customers in the second quarter.  The expansion of its small business banking team resulted in Berkshire’s designation as the SBA Lender of the Quarter for being one of the most active SBA lenders in the Commonwealth of Massachusetts.

During the first quarter, Berkshire expanded its board of directors with the appointment to the board of Paul Bossidy, former President and CEO of GE Capital Solutions.  Pursuant to the Hampden merger agreement, Berkshire recently appointed two former Hampden directors to its board:  Thomas Burton (a former Hampden President and CEO) and Richard Suski (a certified public accountant with a career serving financing institutions in Connecticut and Massachusetts).  Glenn Welch, the Hampden President and CEO, joined Berkshire’s team as an Executive Vice President and will be developing the Company’s business initiatives with other financial institutions in its region.   Additionally, on April 23, 2015, the Board of Directors established two new board committees: the Capital/Risk Management Committee (combining two existing committees) and the Compliance/Regulatory Committee. Following the restructuring, the five standing Board committees include Audit, Capital/Risk Management, Corporate Governance/Nominating, Compensation, and the Compliance/Regulatory Committees.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

Summary:  Total assets increased at a 4% annualized rate to $6.6 billion in the first quarter due primarily to a 4% annualized increase in total loans funded by a 6% annualized increase in total deposits.  Capital and liquidity ratios remained solid and did not change significantly. Tangible book value per share increased at a 6% annualized rate to $17.46 and total book value per share increased at a 3% annualized rate to $28.36.  With the completion of the Hampden Bancorp merger on April 17, 2015, total assets increased by approximately 11% to $7.3 billion.

Securities:  Total investment securities were unchanged at $1.2 billion during the quarter.  Investments in bank capital instruments were reduced as a result of new risk based capital requirements that became effective during the quarter that increased the required support for these investments.  The Company reduced its investment in equity securities and trust preferred securities by $15 million and increased its investment in available for sale municipal bonds by $22 million.  The Company realized $1.4 million in net losses on the sale of bonds which was primarily related to the sale of a pooled trust preferred security which was reported with a $1.0 million unrealized loss at year-end 2014.  The bond losses were offset by $1.4 million in net gains realized on the sale of equity securities.  Due to the decrease in medium and long term interest rates during the quarter, the Company recorded a net unrealized securities gain of $9.3 million in other comprehensive income, and the portfolio had a net unrealized gain of $27 million at (2.4% of cost) quarter-end compared to $18 million (1.6% of cost) at the start of the quarter.  The overall portfolio yield increased to 3.10% in the first quarter of 2015 from 3.00% in the linked quarter and 3.04% in the first quarter of 2014.  During the most recent quarter, measures of yield, duration, and extension risk were little changed except for a modest shortening in the portfolio life due to higher projected prepayment speeds following the dip in interest rates after year-end.  Except for securities in the Company’s higher yielding mutual fund, all other available for sale debt securities were investment grade rated throughout the quarter.  The mutual fund invests in U.S. corporate bonds targeted for upgrades and is reported with the Company’s corporate bonds.  The Company’s held to maturity securities are generally unrated local securities, all of which are performing and none of which is deemed criticized according to the Company’s internal ratings systems.

Loans.   Berkshire continued to generate strong double digit commercial loan growth, which measured 14% annualized in the first quarter of 2015, including 11% annualized growth in commercial and industrial loan balances.  Managed reductions in other loans resulted in 4% annualized growth in total loans to $4.73 billion during the quarter.  Residential mortgage loans decreased as most first quarter mortgage originations were sold into the secondary market following a decrease in interest rates at the start of the year.  The decrease in consumer loans was due to a change in the auto loan portfolio strategy initiated in the final quarter of 2014 to de-emphasize originations of lower coupon super-prime auto loans.

The $48 million increase in total loans during the quarter was due to the $83 million increase in commercial loans.  Approximately $60 million of this increase was attributable to commercial real estate loans.  The remaining growth was primarily split between asset based loans and other commercial and industrial loans.   Commercial loan growth included wholesale acquisitions and is net of targeted reductions in lower yielding commercial relationships managed with a goal of supporting the net interest margin.  The commercial pipeline at quarter-end was up from the start of the year and line of credit usage improved slightly to 62%.

The yield on the total portfolio decreased to 3.86% in the most recent quarter compared to 3.96% in the linked quarter due to lower purchased loan accretion.  Before this accretion, the yield measured 3.83% compared to 3.82% for the above periods, respectively.  At quarter-end, loans with contractual pricing adjustments within one year decreased to 35% of total loans from 37% at the start of the year.  Loans repricing in one to five years increased to 26% from 24% of total loans, and loans repricing over five years remained unchanged at 39% of total loans.

At the end of the period, the remaining carrying balance of purchased credit impaired loans was $13 million and the contractual amount owed on these loans was $24 million.  The balance of accretable yield on these loans was $3.4 million which increased from $2.5 million at the start of the quarter due to loans with improved cash flows.

Asset Quality.   Asset quality metrics remained favorable and continued to improve in the first quarter of 2015.  Annualized net loan charge-offs measured 0.28% of average loans for the quarter.   Annualized net charge-0ffs were 0.20% of average loans from business activities and 0.65% of average loans acquired in business combinations.  Quarter-end non-performing assets decreased to 0.36% of total assets and accruing delinquent loans decreased to 0.43% of total loans.  The loan loss allowance increased to 0.77% of total loans; approximately 15% of quarter-end loans were balances recorded at fair value in prior year bank acquisitions.  Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods or among institutions as a result of recent business combinations.  Loans which became non-accruing totaled $5 million in the most recent quarter, which was within the range of $4 - 9 million experienced in the past several quarters.  The balance of loans identified as troubled debt restructurings increased to $17.2 million from $16.7 million during the quarter.

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

The total amount of the loan loss allowance increased by $0.6 million to $36.3 million in the first quarter of 2015 due to growth in the loan portfolio.  The ratio of the allowance to total loans increased to 0.77% from 0.76% during the quarter.  For loans from business activities, this ratio decreased to 0.80% from 0.84% during the quarter, while the allowance on loans acquired in business combinations increased to 0.56% from 0.38%.  At period-end, the total allowance provided 2.8X coverage of annualized net charge-offs and 165% coverage of period-end non-accrual loans.  For business activities loans, these ratios measured 4.0X and 220% respectively, and for loans acquired in business combinations, these ratios measured 0.8X and 63%.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were reduced to $123 million (1.9% of assets) from $130 million (2.0% of assets) at the start of the year.  The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest.  These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore have not generally been viewed as potential problem loans. Potential problem loans increased slightly to $68 million from $67 million during the quarter.  The balance of accruing classified acquired loans decreased to $21 million from $24 million during the quarter.   There were no significant changes in the composition of non-accruing and potential problem assets during the quarter.  The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined to 25% from 28% during the quarter.

Deposits.   Total deposits increased by $65 million, or 6% annualized, to $4.72 billion in the first quarter of 2015.  Growth included increases in most major categories and was concentrated primarily in relationship oriented transaction accounts, which increased by $33 million, and in brokered time deposits, which increased by $48 million.  Berkshire expanded its personal relationship deposit bundles which require the utilization of a demand deposit account, and demand deposit balances increased at an 11% annualized rate during the quarter.  The Company does not expect that its branch consolidations will have any material impact on its deposit balances.  The Company ended its participation in the Massachusetts Depositors Insurance Fund (“DIF”) at mid-year 2014 and the one year transitional coverage of existing balances expires at mid-year in 2015.  Hampden Bank’s participation in this fund terminated with no transitional coverage as of the Hampden merger date.  Normal FDIC insurance coverage remains in place for the Bank’s deposits.  The Company has initiated limited offerings of reciprocal deposit money market accounts and collateralized deposit accounts for certain institutional customers and is targeting to maintain positive overall organic deposit balance growth in 2015 while transitioning from the DIF program. Including the benefit of demand deposit growth, the cost of deposits decreased to 0.43% in the most recent quarter compared to 0.44% in the linked quarter.  New federal regulatory liquidity coverage ratios for the largest banks became effective in 2015, with the potential of increasing competition for retail deposits and reducing competition for large corporate deposits.  Additionally, some institutions have offered higher time deposit account rates in anticipation of the initiation of interest rate increases by the Federal Reserve Bank after several years of near-zero short term rates.  The Company believes that it may have competitive advantage in the event of interest rate increases due to the comparative stability of some of its more rural deposit markets.  The ratio of loans/deposits was 100% at quarter-end, compared to 101% at the start of the quarter.

Borrowings, Derivative Financial Instruments and Hedging Activities.  There were no significant changes in the Company’s borrowing and hedging activities in the first quarter of 2015.  Total borrowings were unchanged at $1.05 billion.  In the second half of 2014, the Company removed some of its securities from the Federal Home Loan Bank collateral pool, but it resumed pledging these securities to the collateral pool in 2015.  The Company generally pledges most of its eligible collateral to the FHLBB to maximize its borrowings availability, and the Company is also expecting to improve its collateral data in 2015 to increase the eligibility and liquidity of the related assets.   Berkshire’s unused borrowing capacity with the FHLBB was $587 million at quarter-end, compared to $246 million at the start of the quarter.  The notional amount of derivatives increased by $58 million to $1.09 billion during the quarter primarily due to a $76 million increase related to mortgage banking as a result of the higher market demand for mortgage originations following the decrease in long term rates.  As a result of this decrease, the unrealized fair value liability of derivatives increased to $9.5 million from $5.8 million due to the higher unrealized loss on outstanding fixed payment interest rate swaps.  The amount of this loss has varied significantly due to the unusually high volatility of long term interest rates in recent periods reflecting uncertainty about domestic and foreign monetary policy.

Stockholders’ Equity.  Stockholders’ equity increased by $7 million including the contribution of $9 million in earnings and $2 million of other comprehensive income less $5 million in dividends.  Total shares outstanding increased to 25.3 million including 92 thousand shares issued in the annual grant of restricted stock in January.  Including the new shares issued for Hampden Bancorp merger consideration, total shares outstanding increased to approximately 29.5 million as of April 17, 2015.

The ratio of tangible equity/assets increased to 7.00% from 6.96% during the quarter.  This ratio is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets from equity and assets.  The Company generally targets to maintain this measurement within a range of 7-8% and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth.  The ratio of equity/assets was little changed at 10.90% at quarter-end.

The Company’s risk based capital ratio measured 11.4% at quarter-end and was little changed from the start of the quarter.  New regulatory capital calculations came into effect during the quarter and as previously discussed, the Company reduced its investment in bank capital instruments, which carry a higher risk allocation.  At quarter-end, the regulatory capital metrics for the Company and the Bank were not significantly changed from year-end 2014.  Tier 1 capital for the Company measured 9.2% of risk weighted assets and 7.1% of average assets.  The new measure of Common Equity Tier 1 capital to risk weighted assets measured 9.1% and the Company and Bank continued to meet all requirements for the Well Capitalized designation.  The merger with Hampden Bancorp is expected to be accretive to most of the Company’s capital measures.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014.

Summary.  First quarter 2015 adjusted EPS increased by $0.02 per share, or 4%, over the linked quarter and by $0.08 per share, or 19%, on a year-over-year basis due to growth in loans and fee revenues.  Net non-operating charges totaled $0.15 per share during the most recent quarter, including $0.11 related primarily to the Hampden merger and $0.04 in restructuring charges.  First quarter adjusted earnings totaled $12.4 million in 2015 and $10.4 million in 2014.  First quarter GAAP earnings were $8.8 million in 2015 and a loss of $1.1 million in 2014.  Results last year included net non-operating charges related primarily to the acquisition of the New York branches.

The first quarter 2015 adjusted return on equity improved to 7.1% and the adjusted return on tangible equity improved to 12.1%.  The Hampden acquisition is targeted to be accretive to earnings per share and to most profitability measures, as well as to most capital measures, when merger integration is fully completed.  The GAAP return on equity measured 5.0% during the most recent quarter including the impact of net non-operating charges.

Due to the seasoning of acquired impaired loans, the contribution to first quarter earnings from purchased loan accretion decreased by approximately $2.5 million, or $1.5 million on an after-tax basis in 2015 compared to 2014.  This decrease was partially offset by a $1.0 million increase in the net after-tax benefit of income from tax-advantaged commercial development projects, which resulted in a lower effective tax rate in 2015.  As a result of volume growth in loans and fee revenues, Berkshire produced growth in adjusted earnings despite the negative impact of accretion and the continuing pressure on the net interest margin resulting from the ongoing low interest rate environment.

Revenue.  Total first quarter net revenue increased by 23% to $58 million in 2015 compared to 2014.  On an operating basis, net revenue increased by 1% and the increase measured 10% before the aforementioned impacts of purchased loan accretion and tax advantaged-investments.  In the first quarter of 2015, Hampden recorded $6 million in revenue and these acquired operations will be included in Berkshire’s results subsequent to the merger date on April 17, 2015.  Berkshire’s goal is to produce positive operating leverage from revenue growth as it develops revenue synergies in its expanded footprint and from integrated product sales that improve wallet share.  Annualized first quarter revenue totaled $9.31 per share in the most recent quarter.

Net Interest Income.  First quarter net interest income increased by $2.7 million, or 6%, in 2015 compared to 2014.  Measured before the aforementioned decrease in purchased loan accretion, net interest income increased by 12% for these periods.  This included the benefit of a 13% increase in average earning assets including a 12%

increase in average loans.  Measured on this basis, first quarter 2015 net interest income increased by 0.2% compared to the linked quarter.

The net interest margin in the most recent quarter decreased to 3.18% from 3.23% in the linked quarter and from 3.35% in the first quarter of 2014.  Measured before accretion, the margin increased to 3.15% from 3.12% in the linked quarter and decreased from 3.24% in the prior year first quarter.  The year-over-year decrease was due to the ongoing compression related to the continuing low interest rate environment.  The increase compared to the linked quarter included the benefit of a 0.03% increase in the commercial loan yield before accretion.  This reflected the strategy initiated in the second half of 2014 to replace lower yielding relationships with higher yielding loans.  The Company has also reduced its originations of lower yielding super prime auto loans while maintaining the double digit annualized growth rate of commercial loans.  The improvement over the linked quarter also included the benefit of a 0.01% reduction in the cost of deposits including the benefit of growth in demand deposit balances.

Non-Interest Income.  Total fee income increased by $1.1 million, or 9% year-over-year, with increases in most major categories.  Fee income was up $0.8 million, or 6%, compared to the linked quarter.  Seasonal increases in insurance and wealth management revenues mostly offset seasonal and weather related decreases in loan and deposit fees.  Mortgage banking fees increased due to increased refinancing demand spurred by lower interest rates.

Loan fee income was down from recent quarters primarily due to lower commercial interest rate swap fees.  The annualized ratio of deposit fees to average deposits decreased to 0.49% in the most recent quarter compared to 0.53% in the linked quarter and 0.52% in the first quarter of 2014.  The increase in mortgage banking fees was primarily due to higher origination volume as well as higher gain on sale margins as a result of strong refinancing demand.  The seasonal increase in insurance income was due to annual contingency revenues which are received in the first quarter of each year based on policy performance in the prior year; this revenue decreased from year to year.  The seasonal increase in wealth management fees was due to annual tax preparation fees.

Other non-interest income includes income on bank owned life insurance as well as capital gains distributions from investments in the two most recent quarters.  Non-interest income is stated net of charges to reduce the carrying value of tax-advantaged investments in commercial redevelopment projects.  These charges are further discussed in the following section on income tax expense.  Income in the most recent quarter included $1.4 million in gains on the sale of equity securities which offset $1.4 million in losses on the sale of bonds which was related to the reduction of investments in bank capital securities instruments which was previously discussed.  In the first quarter of 2014, non-interest income also included charges for the termination of hedges following the New York branch acquisition.

Loan Loss Provision.  The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end.  The level of the allowance is a critical accounting estimate, which is subject to uncertainty.  The level of the allowance was included in the discussion of financial condition.  The first quarter provision increased by $0.5 million year over year due primarily to an increase in the allowance coverage of loans acquired in business combinations.

Non-Interest Expense.  Including seasonal and weather related factors, first quarter operating non-interest expense increased to $40.7 million from $39.9 million in the linked quarter and $39.1 million in the prior year first quarter.  In comparison to average assets, operating non-interest expense measured 2.51%, 2.49%, and 2.67% in these periods respectively.  The increase over the linked quarter included seasonal factors.  The year-to-year decrease reflected the benefit of business expansion and restructuring activities to reduce branch costs and other overhead.  Seasonal factors in the most recent quarter included a $0.9 million increase in payroll tax expense over the prior quarter and higher occupancy costs including the impacts of the severe winter weather.  Full-time equivalent staff was not significantly changed and totaled 1,091 at quarter-end.  The efficiency ratio increased to 63.3% in the most recent quarter due to seasonality and lower revenue from purchased loan accretion.  This ratio is expected to improve due to planned revenue growth and efficiencies related to the Hampden acquisition and the branch restructuring.

Total first quarter non-interest expense decreased slightly to $45.1 million in 2015 compared to $45.4 million in the prior year.  This expense included merger, restructuring, and conversion expense which the Company views as non-operating.  This expense totaled $4.4 million in 2015 and $6.3 million in 2014.  The expense in 2015 included $3.3 million related to the Hampden Bancorp merger and $1.1 million for restructuring expense.  The Company is consolidating three of the ten Hampden Bank branches.  This will be completed when the systems integration is completed in the latter part of June 2015.  The costs for these branch consolidations are being included in the Hampden merger charges.  The Company expects the bulk of the merger charges to be recorded in the second quarter of 2015.  Restructuring charges of $1.1 million included costs related to two existing branch consolidations which were announced in the most recent quarter and which are expected to be completed in the second quarter of this year.  Berkshire continues to evaluate additional branches for consolidation or sale and expects to record additional non-operating charges in the second quarter related to these consolidations.

Income Tax Expense.  Berkshire’s increased financing of tax-advantaged commercial development projects contributed $0.05 in EPS in the first quarter of 2015, which was a $0.04 increase over the linked quarter and over the first quarter of the prior year.  As previously noted, there were decreases in EPS related to purchased loan accretion which the Company viewed in part as offsetting factors in evaluating overall changes in EPS.

Due to its regional reach and resources, the Company has expanded its tax-advantaged investments in redevelopment projects with commercial relationship partners in its communities.  This financing resulted in a charge to non-interest income which was more than offset by the tax benefits which are a component of income tax expense.  The charges to non-interest income represent a reduction in the carrying value of the Company’s project investments; these charges are recorded as tax benefits are recognized and totaled $2.9 million in 2015 and $0.4 million in the linked quarter and in the first quarter of the prior year.  The tax benefits include tax credits which are approximately equal to the amount of the non-interest income charges, along with a tax deduction on the amount of the charge.  The charge itself is deductible in arriving at taxable income and therefore provides a benefit which was approximately $1.1 million in the most recent quarter.  The total tax benefit recognized for these projects was $4.0 million in the most recent quarter and $0.6 million in the linked quarter and in the first quarter of the prior year.

The Company’s effective income tax rate was 3% in the first quarter of 2015, compared to 26% in the fiscal year 2014 and a 29% benefit in the first quarter of 2014.  The low rate in 2015 primarily reflects the higher tax credit benefit from tax-advantaged commercial projects.  The tax rate on the Company’s adjusted earnings in the most recent quarter was approximately 8% and this rate was approximately 29% before these tax credits.  For fiscal 2014, the effective tax rate on operating income was approximately 30% and measured approximately 32% before the $1.7 million tax credit benefit recognized in that year.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments — banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed.  In the insurance segment, first quarter income increased to $0.6 million in 2015 from $0.4 million in the prior year due to reductions in operating expenses.  For the Parent, operating results primarily reflected changes in the operations of its bank subsidiary.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income.  For the first quarter, total comprehensive income increased to $11.2 million in 2015 compared to $7.3 million in 2014.  This reflected the improvement in operating income along with the increase in unrealized securities gains in 2015 as a result of the drop in interest rates.  Other comprehensive income totaled $2.5 million and $8.4 million in these respective periods.  For 2014, this amount included the benefit of the hedge termination which was recorded as a charge to net income and resulted in a credit to the net unrealized fair value of derivative hedges.

Liquidity and Cash Flows.  During the first quarter of 2015, increased deposits were the primary source of funds and net loan growth was the primary use of funds.  Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset/liability objectives.  In select cases for large institutional accounts, the Bank may offer collateralized deposits or insured reciprocal deposits to supplement its deposit insurance protection in place of its previous participation in the Depositors Insurance Program.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes.  The Company also uses interest rate swaps in managing its funds sources and uses.  As of March 31, 2015, the Bank had approximately $587 million in borrowing availability with the Federal Home Loan Bank.  This was increased from $246 million at the start of the year due to additional collateral that was pledged to the FHLBB.

Berkshire Hills Bancorp had a cash balance totaling $31 million as of March 31, 2015 which was on deposit with Berkshire Bank.  The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options.  The Bank paid a $6 million dividend to the Parent in the most recent quarter.  The Parent also has a $10 million revolving line of credit provided by a correspondent bank.  The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements.  At March 31, 2015, the Bank and the Company continued to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2014 Form 10-K.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Capital/Risk Management Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

The Company issued approximately 4.2 million net shares as merger consideration for the acquisition of Hampden Bancorp on April 17, 2015 in accordance with the terms of the merger agreement.  The Company expects that most of its measures of capital will improve as a result of this acquisition.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2014 Form 10-K and information relating to payments due under contractual obligations is presented in the 2014 form 10-K.  Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition.  Aside from the completion of the Hampden Bancorp acquisition on April 17, 2015, there have been no significant changes in off-balance sheet arrangements and contractual obligations since year-end 2014.  Berkshire expects to modify certain Hampden off-balance sheet arrangements and contractual obligations as a result of the merger.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at March 31, 2015 compared to December 31, 2014.  The Company compares the carrying value to fair value for major categories of financial assets and liabilities.  The biggest difference relates to loans, which had an estimated fair value premium of $44 million (0.9% of loans) at quarter-end.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the way that the Company measures market risk in the first quarter of 2015.  For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2014.  Berkshire’s objective is to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.  The Company measures this sensitivity primarily by evaluating the impact of ramped interest rate changes on net interest income in the 12 month and 24 month time horizons.  The main focus is on a two year scenario where interest rates ramp up by 200 basis points in the first year.  The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis.  This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

As of March 31, 2015, there were no significant changes in the Company’s methodologies for measuring the sensitivity of net interest income to changes in market interest rates.  The Company’s sensitivity in a ramped 200 basis point change continues to be close to neutral until around mid-year 2016.  The Company’s position tends to be more asset sensitive if the ramp is shorter and steeper than the modeled scenario as prime and LIBOR indexed loans are expected to react quickly to rate changes while modeled deposit rate changes are expected to react less quickly.  After the Company’s interest rate swaps become effective by the third quarter of 2016, the Company is expected to be significantly more asset sensitive.  Including preliminary estimates for Hampden, the Company believes that net interest income would increase approximately 5% in the second year of a 200 basis point upward ramp in interest rates after the swaps are effective.  The benefit of this sensitivity is expected to more than offset the increased interest cost associated with the fixed payment interest rate swaps when they become effective.  If interest rates remain unchanged or if the yield curve flattens due to higher short term rates, the Company’s net interest income could be negatively impacted in the initial effective period of the swaps due to the contracted fixed payments, together with the ongoing effects of asset yield compression which have pressured industry margins in recent years.  Through its pricing disciplines and mix of business, Berkshire’s goal is to manage its balance sheet to support the net interest margin in the event that interest rates do not rise as anticipated by management during the effective period of the swaps.

In addition to modeling market risk in relation to net interest income, the Company also models net income at risk in various interest rate scenarios.  Various sources of fee income, including interest rate swap income and mortgage banking revenue, are sensitive to interest rates.  Other components of revenue and expense are also considered and net income estimates include the impact of income taxes on modeled changes.  Management considers the risks to net income in evaluating its overall asset liability management and strategies.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the future, as anticipated.  At March 31, 2015, the Company estimated that the economic value of equity, including estimates related to Hampden, would decrease by approximately 8% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits. This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results. This sensitivity was approximately 2% lower than the modeled sensitivity at the end of 2014 due to the increase in modeled asset prepayment speeds resulting from the recent dip in interest rates.

In a prolonged low rate environment, Berkshire has a number of business strategies to support its net interest income and margin objectives. These include changes in volumes and mix of interest bearing assets and liabilities, some of which are discussed above. The Company also evaluates its pricing strategies on an ongoing basis, and considers its investment, borrowings, and derivatives strategies in managing its income and risk profile. Due to the limitations and uncertainties relating to model assumptions, the modeled computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

As of March 31, 2015, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in these forms are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  As a result of the closing of the Hampden Bancorp acquisition on April 17, 2015, the risks related to the failure to complete that acquisition are no longer relevant.  There have been no other material changes in the Company’s Risk Factors during the first quarter of 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended March 31, 2015.

(b)                 Not applicable.

(c)                  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2015

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2015	—	$—	—	18,113
February 1-28, 2015	—	—	—	18,113
March 1-31, 2015	—	—	—	18,113
Total	—	$—	—	18,113

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (4)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (5)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (7)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (7)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (9)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (10)
10.8	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.9	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.10	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (13)
10.11	Berkshire Bank 2014 Executive Short Term Incentive Plan (14)
10.12	Form of Amended and Restated Director Retirement Agreement between Berkshire Bank (as successor to Hampden Bank) and Richard Suski
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(3)                                 Incorporated herein by reference from the Exhibits to the Form 8-K as filed on April 28, 2015.

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

(13)                          Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

(14)                          Incorporated herein by reference from Exhibits to the Form 10-K as filed on March 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 11, 2015	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: May 11, 2015	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer