Form 10-Q
period 2015-06-30
BERKSHIRE HILLS BANCORP INC
filed 2015-08-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The Registrant had 30,895,052 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2015.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In thousands, except share data)
Assets
Cash and due from banks	$177,858	$54,179
Short-term investments	27,660	17,575
Total cash and cash equivalents	205,518	71,754
Trading security	14,378	14,909
Securities available for sale, at fair value	1,204,756	1,091,818
Securities held to maturity (fair values of $87,512 and $44,997)	86,994	43,347
Federal Home Loan Bank stock and other restricted securities	73,212	55,720
Total securities	1,379,340	1,205,794
Loans held for sale	48,514	19,493

Residential mortgages	1,637,356	1,496,204
Commercial real estate	1,907,237	1,611,567
Commercial and industrial loans	921,190	804,366
Consumer loans	818,831	768,463
Total loans	5,284,614	4,680,600
Less: Allowance for loan losses	(37,197)	(35,662)
Net loans	5,247,417	4,644,938
Premises and equipment, net	87,519	87,279
Other real estate owned	674	2,049
Goodwill	308,043	264,742
Other intangible assets	12,473	11,528
Cash surrender value of bank-owned life insurance policies	123,536	104,588
Deferred tax assets, net	39,565	28,776
Other assets	66,148	61,090
Total assets	$7,518,747	$6,502,031
Liabilities
Demand deposits	$1,012,003	$869,302
NOW deposits	458,570	426,108
Money market deposits	1,477,770	1,407,179
Savings deposits	621,909	496,344
Time deposits	1,751,924	1,455,746
Total deposits	5,322,176	4,654,679
Short-term debt	1,058,001	900,900
Long-term Federal Home Loan Bank advances	118,483	61,676
Subordinated borrowings	89,782	89,747
Total borrowings	1,266,266	1,052,323
Other liabilities	103,154	85,742
Total liabilities	6,691,596	5,792,744

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 30,879,974 shares issued and 29,521,482 shares outstanding in 2015; 26,525,466 shares issued and 25,182,566 shares outstanding in 2014)	307	265
Additional paid-in capital	700,193	585,289
Unearned compensation	(8,220)	(6,147)
Retained earnings	164,644	156,446
Accumulated other comprehensive income (loss)	(396)	6,579
Treasury stock, at cost (1,189,561 shares in 2015 and 1,342,900 shares in 2014)	(29,377)	(33,145)
Total stockholders’ equity	827,151	709,287
Total liabilities and stockholders’ equity	$7,518,747	$6,502,031

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INOMCE

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income
Loans	$51,504	$42,309	$95,949	$84,803
Securities and other	8,899	8,866	17,205	16,167
Total interest and dividend income	60,403	51,175	113,154	100,970
Interest expense
Deposits	5,292	4,478	10,241	9,199
Borrowings	2,474	2,368	4,783	4,676
Total interest expense	7,766	6,846	15,024	13,875
Net interest income	52,637	44,329	98,130	87,095
Non-interest income
Loan related income	2,783	1,846	4,066	3,094
Mortgage banking income	1,546	691	2,799	1,063
Deposit related fees	6,442	6,610	12,119	12,049
Insurance commissions and fees	2,486	2,460	5,453	5,509
Wealth management fees	2,397	2,294	5,000	4,843
Total fee income	15,654	13,901	29,437	26,558
Other	(1,258)	402	(2,513)	926
Gain on sale of securities, net	2,384	203	2,418	237
Loss on termination of hedges	—	—	—	(8,792)
Total non-interest income	16,780	14,506	29,342	18,929
Total net revenue	69,417	58,835	127,472	106,024
Provision for loan losses	4,204	3,989	8,055	7,385
Non-interest expense
Compensation and benefits	24,503	20,279	46,314	40,138
Occupancy and equipment	7,243	6,656	14,351	13,470
Technology and communications	4,090	3,800	7,683	7,578
Marketing and promotion	800	621	1,513	1,142
Professional services	1,375	1,024	2,647	2,176
FDIC premiums and assessments	1,143	1,029	2,272	2,038
Other real estate owned and foreclosures	251	33	502	556
Amortization of intangible assets	934	1,274	1,835	2,580
Acquisition, restructuring and conversion related expenses	8,711	190	13,132	6,491
Other	4,975	4,357	8,924	8,454
Total non-interest expense	54,025	39,263	99,173	84,623

Income before income taxes	11,188	15,583	20,244	14,016
Income tax expense	1,144	4,119	1,441	3,658
Net income	$10,044	$11,464	$18,803	$10,358

Earnings per share:
Basic	$0.35	$0.46	$0.71	$0.42
Diluted	$0.35	$0.46	$0.70	$0.42

Weighted average common shares outstanding:
Basic	28,301	24,715	26,557	24,707
Diluted	28,461	24,809	26,713	24,821
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$10,044	$11,464	$18,803	$10,358
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	(16,071)	11,113	(6,734)	17,133
Changes in unrealized loss on derivative hedges	784	(3,267)	(3,117)	1,266
Changes in unrealized gain on terminated swaps	—	—	—	3,237
Changes in unrealized loss on pension	65	—	(1,466)	—
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	6,100	(4,261)	2,495	(6,481)
Changes in unrealized loss on derivative hedges	(316)	1,322	1,256	(510)
Changes in unrealized gain on terminated swaps	—	—	—	(1,312)
Changes in unrealized loss on pension	(26)	—	591	—
Total other comprehensive (loss) income	(9,464)	4,907	(6,975)	13,333
Total comprehensive income	$580	$16,371	$11,828	$23,691

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	10,358	—	—	10,358
Other comprehensive income	—	—	—	—	—	13,333	—	13,333
Total comprehensive income								23,691
Cash dividends declared ($0.36 per share)	—	—	—	—	(9,122)	—	—	(9,122)
Treasury stock purchased	(100)	—	—	—	—	—	(2,467)	(2,467)
Forfeited shares	(7)	—	(6)	156	—	—	(150)	—
Exercise of stock options	72	—	—	—	(945)	—	1,793	848
Restricted stock grants	130	—	44	(3,264)	—	—	3,220	—
Stock-based compensation	—	—	41	1,783	—	—	—	1,824
Net tax benefit related to stock-based compensation	—	—	(1,980)	—	—	—	—	(1,980)
Other, net	(16)	—	(6)	—	—	—	(387)	(393)
Balance at June 30, 2014	25,115	$265	$585,340	$(6,888)	$142,249	$4,276	$(34,779)	$690,463

Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	18,803	—	—	18,803
Other comprehensive loss	—	—	—	—	—	(6,975)	—	(6,975)
Total comprehensive income								11,828
Acquisition of Hampden Bancorp, Inc. (1)	4,186	42	114,562	—			—	114,604
Cash dividends declared ($0.38 per share)	—	—	—	—	(10,440)	—	—	(10,440)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(11)	—	28	254	—	—	(282)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	174	—	283	(4,579)	—	—	4,296	—
Stock-based compensation	—	—	—	2,252	—	—	—	2,252
Net tax benefit related to stock-based compensation	—	—	26	—	—	—	—	26
Other, net	(22)	—	5	—	—	—	(527)	(522)

Balance at June 30, 2015	29,521	$307	$700,193	$(8,220)	$164,644	$(396)	$(29,377)	$827,151

(1) The Company's common stock includes the elimination of $4.6 million of Berkshire Hills Bancorp stock held by a subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$18,803	$10,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,055	7,385
Net amortization of securities	863	1,008
Change in unamortized net loan costs and premiums	836	(1,008)
Premises and equipment depreciation and amortization expense	4,282	4,037
Stock-based compensation expense	2,252	1,824
Accretion of purchase accounting entries, net	(3,071)	(3,479)
Amortization of other intangibles	1,835	2,580
Write down of other real estate owned	75	160
Excess tax loss from stock-based payment arrangements	(26)	(93)
Income from cash surrender value of bank-owned life insurance policies	(1,535)	(1,458)
Gain on sales of securities, net	(2,418)	(237)
Net (increase) decrease in loans held for sale	(28,102)	(4,345)
Loss on disposition of assets	2,084	715
Loss on sale of real estate	400	170
Loss on termination of hedges	—	3,237
Amortization of interest in tax-advantaged projects	5,748	825
Net change in other	(8,384)	3,143
Net cash provided by operating activities	1,697	24,822

Cash flows from investing activities:
Net decrease in trading security	282	268
Proceeds from sales of securities available for sale	22,504	79,550
Proceeds from maturities, calls and prepayments of securities available for sale	94,561	68,342
Purchases of securities available for sale	(174,992)	(447,063)
Proceeds from maturities, calls and prepayments of securities held to maturity	1,875	2,764
Purchases of securities held to maturity	(45,520)	(1,021)
Net change in loans	(126,806)	(268,616)
Purchases of bank owned life insurance	431	—
Proceeds from sale of Federal Home Loan Bank stock	163	379
Purchase of Federal Home Loan Bank stock	(10,706)	(9,576)
Net investment in limited partnership tax credits	(2,500)	(2,884)
Proceeds from the sale of premises and equipment	541	1,756
Purchase of premises and equipment, net	(3,070)	(4,302)
Acquisitions, net of cash paid	83,134	423,416
Proceeds from sale of other real estate	1,476	799
Net cash (used in) provided by investing activities	(158,627)	(156,188)
(continued)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	206,354	189,568
Proceeds from Federal Home Loan Bank advances and other borrowings	3,896,000	2,935,035
Repayments of Federal Home Loan Bank advances and other borrowings	(3,801,362)	(2,945,250)
Purchase of treasury stock	—	(2,467)
Exercise of stock options	116	848
Excess tax loss from stock-based payment arrangements	26	93
Common stock cash dividends paid	(10,440)	(9,122)
Net cash provided (used) by financing activities	290,694	168,705

Net change in cash and cash equivalents	133,764	37,339

Cash and cash equivalents at beginning of year	71,754	75,539

Cash and cash equivalents at end of year	$205,518	$112,878

Supplemental cash flow information:
Interest paid on deposits	$10,290	$9,177
Interest paid on borrowed funds	4,555	5,533
Income taxes paid, net	324	71

Acquisition of non-cash assets and liabilities:
Assets acquired	730,868	18,064
Liabilities assumed	(611,601)	(441,550)

Other non-cash changes:
Other net comprehensive income	(6,975)	10,096
Real estate owned acquired in settlement of loans	460	816

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

Also in January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted the provisions of ASU No. 2014-04 effective January 1, 2015, which did not have a material effect on our consolidated financial statements. See Note 6. Loan Loss Allowance to the Consolidated Financial Statements for the disclosures required by ASU No. 2014-04.

In June 2014, the FASB issued ASU No. 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. As of March 31, 2015, the Company did not have any repurchase transactions, and therefore the adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

Future Application of Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09, and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on our consolidated financial statements.

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

NOTE 2.     BANK ACQUISITION
Hampden Bancorp, Inc.

On April 17, 2015, the Company acquired all of the outstanding common shares of Hampden Bancorp, Inc. (“Hampden”). Hampden, as a holding company, had one banking subsidiary (“Hampden Bank”) that had ten branches primarily serving western

Massachusetts. As a result of the transaction, Hampden merged into Berkshire Hills Bancorp, and Hampden Bank merged into Berkshire Bank. This business combination increases Berkshire’s market share in its franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Hampden’s operations.

On the acquisition date, Hampden had 5.167 million outstanding common shares, net of 209 thousand shares held by Berkshire Bank. Hampden shareholders received 4.186 million Berkshire common shares based on an exchange ratio of 0.81 shares of Berkshire common stock for each Hampden share. The merger qualifies as a reorganization for federal income tax purposes, and as a result, Hampden common shares exchanged for Berkshire common shares are transferred on a tax-free basis. The 4.355 million shares of Berkshire common stock issued in this exchange were valued at $27.38 per share based on the closing price of Berkshire posted on April 17, 2015. Excluding the 169 thousand shares issued to Berkshire Bank, this resulted in a consideration value of $114.6 million. The Hampden shares held by Berkshire Bank were valued at $4.6 million, and the value in excess of the carrying value was recorded as a $2.2 million non-recurring securities gain in the statement of income.

The results of Hampden’s operations are included in the Company's Consolidated Statement of Income from the date of acquisition. The assets and liabilities in the Hampden acquisition were recorded at their fair value based on management’s best estimate using information available as of the date of acquisition.  Consideration paid, and fair values of Hampden’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following tables:

		Fair Value		As Recorded at
(in thousands)	As Acquired	Adjustments		Acquisition
Consideration paid:
Berkshire Hills Bancorp common stock issued to Hampden common stockholders				$114,604
Fair value of Hampden shares previously owned by the Company prior to acquisition				4,632
Total consideration paid				$119,236
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$83,134	$—		$83,134
Investment securities	72,439	(224)	(a)	72,215
Loans	501,870	(8,101)	(b)	493,769
Premises and equipment	4,449	775	(c)	5,224
Core deposit intangibles	—	2,780	(d)	2,780
Deferred tax assets, net	3,875	3,091	(e)	6,966
Other assets	22,919	560	(f)	23,479
Deposits	(482,130)	(1,439)	(g)	(483,569)
Borrowings	(117,135)	(2,380)	(h)	(119,515)
Other liabilities	(8,395)	(124)	(i)	(8,519)
Total identifiable net assets	$81,026	$(5,062)		$75,964

Goodwill				$43,272

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)
The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a book value of $28.5 million and have a fair value $16.7 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $473.4 million and have a fair value of $477.1 million. ASC 310-30 loans have a $4.0 million fair value adjustment discount that is accretable in earnings over an estimated five year life using the effective yield as determined on the date of acquisition.  The effective yield is periodically adjusted for changes in expected flows.  ASC 310-10 loans have a $0.4 million fair value adjustment premium that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.
(c)  The amount represents the adjustment of the book value of buildings and equipment, to their estimated fair value based on appraisals and other methods. The adjustments will be depreciated over the estimated economic lives of the assets.
(d) The adjustment represents the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized using a straight-line method over the average life of the deposit base, which is estimated to be nine years.
(e)   Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

(f)
The amount consists of a $0.2 million fair value adjustment to write-down other real estate owned based on market report data, a $0.3 million write-down of mortgage servicing assets acquired based on valuation reports, a $0.5 million write-off of prepaid assets due to obsolescence, and a $1.6 million measurement period adjustment increase to current taxes receivable. These adjustments are not accretable into earnings in the statement of income.

(g) The adjustment is necessary because the weighted average interest rate of time deposits exceeded the cost of similar funding at the time of acquisition. The amount will be amortized using an accelerated method over the estimated useful life of two years.
(h)  Adjusts borrowings to their estimated fair value, which is calculated based on the amount of prepayment penalties that would be incurred if the borrowings were exited with the Federal Home Loan Bank of Boston on the date of acquisition.
(i)   Adjusts the book value of other liabilities to their estimated fair value at the acquisition date. The adjustment consists of a $0.4 million write-off of deferred revenue, a $0.3 million increase to post-retirement liabilities due to change-in-control provisions, and a $0.2 million increase related to non-level leases.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  For collateral dependent loans with deteriorated credit quality, to estimate the fair value we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of the seller’s allowance for credit losses associated with the loans that were acquired in the acquisition as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to ASC 310-30 as of April 17, 2015 is, as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$28,505
Contractual cash flows not expected to be collected (nonaccretable discount)	(7,884)
Expected cash flows at acquisition	20,621
Interest component of expected cash flows (accretable discount)	(3,950)
Fair value of acquired loans	$16,671

The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired in the Hampden acquisition was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Direct acquisition and integration costs of the Hampden acquisition were expensed as incurred, and totaled $8.0 million during the six months ending June 30, 2015 and there were $0 million for the same period of 2014.

The Company has determined it is impractical to report the amounts of revenue and earnings of the acquired entity since the acquisition date. Due to the integration of its operations with those of the organization, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the consolidated statement of income.

The following table presents selected unaudited pro forma financial information reflecting the acquisition assuming it was completed as of January 1, 2014. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the time of the merger. These adjustments would have been different if they had been recorded on January 1, 2014, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Hampden had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.   Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented plus the 4.2 million shares issued as a result of the Hampden acquisition. The unaudited pro forma information is based on the actual financial statements of Berkshire and Hampden for the periods shown until the date of acquisition, at which time the Hampden operations became included in Berkshire’s financial statements.

The unaudited pro forma information, for the six months ended June 30, 2015 and 2014, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit intangible; and (c) an estimated tax rate of 40.5 percent. Direct acquisition expenses incurred by Berkshire during 2015 as noted above, and $7.7 million recorded by Hampden are reversed for the purposes of this unaudited pro forma information. Also excluded during 2015, was a $2.2 million gain on Hampden stock that was held by Berkshire at the time of acquisition. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur after June 30, 2015.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Six Months Ended June 30,
	2015	2014

Net interest income	$105,076	$98,639
Non-interest income	28,010	20,708
Net income	22,244	13,435

Pro forma earnings per share:
Basic	$0.77	$0.46
Diluted	$0.76	$0.46

NOTE 3.                                              TRADING SECURITY
The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.3 million and $12.6 million, and a fair value of $14.4 million and $14.9 million, at June 30, 2015 and December 31, 2014, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2015.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$147,779	$4,226	$(1,704)	$150,301
Government-guaranteed residential mortgage-backed securities	61,533	511	(177)	61,867
Government-sponsored residential mortgage-backed securities	886,974	7,005	(4,281)	889,698
Corporate bonds	51,651	137	(1,030)	50,758
Trust preferred securities	12,747	590	(72)	13,265
Other bonds and obligations	3,197	—	(30)	3,167
Total debt securities	1,163,881	12,469	(7,294)	1,169,056
Marketable equity securities	31,616	5,998	(1,914)	35,700
Total securities available for sale	1,195,497	18,467	(9,208)	1,204,756

Securities held to maturity
Municipal bonds and obligations	49,343	25	(992)	48,376
Government-sponsored residential mortgage-backed securities	69	3	—	72
Tax advantaged economic development bonds	37,251	1,509	(27)	38,733
Other bonds and obligations	331	—	—	331
Total securities held to maturity	86,994	1,537	(1,019)	87,512

Total	$1,282,491	$20,004	$(10,227)	$1,292,268

December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$127,014	$6,859	$(174)	$133,699
Government-guaranteed residential mortgage-backed securities	68,972	702	(206)	69,468
Government-sponsored residential mortgage-backed securities	755,893	7,421	(3,130)	760,184
Corporate bonds	55,134	120	(1,103)	54,151
Trust preferred securities	16,607	820	(1,212)	16,215
Other bonds and obligations	3,211	—	(52)	3,159
Total debt securities	1,026,831	15,922	(5,877)	1,036,876
Marketable equity securities	48,993	7,322	(1,373)	54,942
Total securities available for sale	1,075,824	23,244	(7,250)	1,091,818

Securities held to maturity
Municipal bonds and obligations	4,997	—	—	4,997
Government-sponsored residential mortgage-backed securities	70	4	—	74
Tax advantaged economic development bonds	37,948	1,680	(34)	39,594
Other bonds and obligations	332	—	—	332
Total securities held to maturity	43,347	1,684	(34)	44,997

Total	$1,119,171	$24,928	$(7,284)	$1,136,815

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2015 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$31,405	$30,472	$4,320	$4,320
Over 1 year to 5 years	1,255	1,270	18,924	19,751
Over 5 years to 10 years	12,364	12,590	12,904	13,066
Over 10 years	170,350	173,159	50,777	50,303
Total bonds and obligations	215,374	217,491	86,925	87,440

Marketable equity securities	31,616	35,700	—	—
Residential mortgage-backed securities	948,507	951,565	69	72
Total	$1,195,497	$1,204,756	$86,994	$87,512

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2015

Securities available for sale
Debt securities:
Municipal bonds and obligations	$618	$11,657	$1,086	$30,986	$1,704	$42,643
Government-guaranteed residential mortgage-backed securities	128	12,773	49	14,035	177	26,808
Government-sponsored residential mortgage-backed securities	3,297	180,831	984	122,864	4,281	303,695
Corporate bonds	—	—	1,030	36,158	1,030	36,158
Trust preferred securities	—	—	72	928	72	928
Other bonds and obligations	30	3,025	—	—	30	3,025
Total debt securities	4,073	208,286	3,221	204,971	7,294	413,257

Marketable equity securities	1,871	8,972	43	299	1,914	9,271
Total securities available for sale	5,944	217,258	3,264	205,270	9,208	422,528

Securities held to maturity
Municipal bonds and obligations	176	4,880	816	30,981	992	35,861
Tax advantaged economic development bonds	27	7,847	—	—	27	7,847
Total securities held to maturity	203	12,727	816	30,981	1,019	43,708

Total	$6,147	$229,985	$4,080	$236,251	$10,227	$466,236

December 31, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$8	$1,001	$166	$7,206	$174	$8,207
Government guaranteed residential mortgage-backed securities	46	7,122	160	16,727	206	23,849
Government-sponsored residential mortgage-backed securities	236	30,672	2,894	167,473	3,130	198,145
Corporate bonds	1,103	39,571	—	—	1,103	39,571
Trust preferred securities	65	935	1,147	2,408	1,212	3,343
Other bonds and obligations	—	—	52	3,035	52	3,035
Total debt securities	1,458	79,301	4,419	196,849	5,877	276,150

Marketable equity securities	1,039	9,902	334	4,755	1,373	14,657
Total securities available for sale	2,497	89,203	4,753	201,604	7,250	290,807

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	7,972	34	7,972
Total securities held to maturity	—	—	34	7,972	34	7,972

Total	$2,497	$89,203	$4,787	$209,576	$7,284	$298,779
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2015, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2015:
AFS municipal bonds and obligations
At June 30, 2015, 41 of the total 186 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.8% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the quarter.  All securities are performing.
AFS residential mortgage-backed securities
At June 30, 2015, 86 out of the total 253 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.
AFS corporate bonds
At June 30, 2015, 3 out of 5 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.8% of the amortized cost of bonds in unrealized loss positions.  The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.  None of the bonds are investment grade rated.

At June 30, 2015, $0.9 million of the total unrealized losses was attributable to a $31.4 million investment.  The Company evaluated this security, with a Level 2 fair value of $30.5 million, for potential other-than-temporary impairment (“OTTI”) at June 30, 2015 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.
AFS trust preferred securities
At June 30, 2015, 1 out of the 4 securities in the Company’s portfolio of AFS trust preferred securities was in an unrealized loss position. Aggregate unrealized losses represented 7.2% of the amortized cost of the security in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on this security supports its conclusions about the recoverability of the securities’ amortized cost basis. This security is investment grade rated.  The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.
AFS other bonds and obligations
At June 30, 2015, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.9% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.
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
At June 30, 2015, 4 out of the total 24 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 17.1% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at June 30, 2015.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.
Securities Held to Maturity
HTM Municipal bonds and obligations
At June 30, 2015, 30 of the total 77 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTE 5. LOANS
The Company’s loan portfolio is segregated into the following segments: residential mortgage, commercial real estate, commercial and industrial, and consumer. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans.  Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes.  Commercial and industrial loans include asset based lending loans, lease financing and other commercial business loan classes.  Consumer loans include home equity, direct and indirect auto, and other.  These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.
A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.
Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	June 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$1,238,456	$366,046	$1,604,502	$1,199,408	$268,734	$1,468,142
Construction	30,247	2,607	32,854	27,044	1,018	28,062
Total residential mortgages	1,268,703	368,653	1,637,356	1,226,452	269,752	1,496,204

Commercial real estate:
Construction	181,157	44,230	225,387	169,189	4,201	173,390
Single and multi-family	149,716	47,950	197,666	140,050	53,168	193,218
Other commercial real estate	1,105,381	378,803	1,484,184	1,030,837	214,122	1,244,959
Total commercial real estate	1,436,254	470,983	1,907,237	1,340,076	271,491	1,611,567

Commercial and industrial loans:
Asset based lending	339,331	—	339,331	341,246	—	341,246
Other commercial and industrial loans	490,594	91,265	581,859	411,945	51,175	463,120
Total commercial and industrial loans	829,925	91,265	921,190	753,191	51,175	804,366

Total commercial loans	2,266,179	562,248	2,828,427	2,093,267	322,666	2,415,933

Consumer loans:
Home equity	294,878	56,275	351,153	252,681	65,951	318,632
Auto and other	315,500	152,178	467,678	346,480	103,351	449,831
Total consumer loans	610,378	208,453	818,831	599,161	169,302	768,463

Total loans	$4,145,260	$1,139,354	$5,284,614	$3,918,880	$761,720	$4,680,600
The carrying amount of the acquired loans at June 30, 2015 totaled $1.1 billion.  A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $24.9 million (and a note balance of $45.2). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans that were considered not impaired at the acquisition date had a carrying amount of $1.1 billion.
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

	Three Months Ended June 30,
(In thousands)	2015	2014
Balance at beginning of period	$3,431	$3,154
Acquisitions	4,178	—
Sales	—	—
Reclassification form nonaccretable difference for loans with improved cash flows	405	39
Change in cash flows that do not affect nonaccretable difference	—	(149)
Accretion	(1,474)	(604)
Balance at end of period	$6,540	$2,440

	Six Months Ended June 30,
(In thousands)	2015	2014
Balance at beginning of period	$2,541	$2,559
Acquisitions	4,178	—
Sales	—	—
Reclassification form nonaccretable difference for loans with improved cash flows	1,736	1,579
Change in cash flows that do not affect nonaccretable difference	—	(149)
Accretion	(1,915)	(1,549)
Balance at end of period	$6,540	$2,440

The following is a summary of past due loans at June 30, 2015 and December 31, 2014:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2015
Residential mortgages:
1-4 family	$1,915	$1,073	$3,777	$6,765	$1,231,691	$1,238,456	$913
Construction	—	—	—	—	30,247	30,247	—
Total	1,915	1,073	3,777	6,765	1,261,938	1,268,703	913
Commercial real estate:
Construction	—	—	199	199	180,958	181,157	—
Single and multi-family	135	260	262	657	149,059	149,716	187
Other commercial real estate	993	1,819	6,896	9,708	1,095,673	1,105,381	442
Total	1,128	2,079	7,357	10,564	1,425,690	1,436,254	629
Commercial and industrial loans:
Asset based lending	—	—	—	—	339,331	339,331	—
Other commercial and industrial loans	355	438	2,447	3,240	487,354	490,594	—
Total	355	438	2,447	3,240	826,685	829,925	—
Consumer loans:
Home equity	60	—	2,623	2,683	292,195	294,878	1,194
Auto and other	928	120	293	1,341	314,159	315,500	2
Total	988	120	2,916	4,024	606,354	610,378	1,196
Total	$4,386	$3,710	$16,497	$24,593	$4,120,667	$4,145,260	$2,738
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$5,580	$146	$4,053	$9,779	$1,189,629	$1,199,408	$1,527
Construction	666	410	—	1,076	25,968	27,044	—
Total	6,246	556	4,053	10,855	1,215,597	1,226,452	1,527
Commercial real estate:
Construction	—	2,000	720	2,720	166,469	169,189	—
Single and multi-family	178	156	458	792	139,258	140,050	—
Other commercial real estate	692	705	9,383	10,780	1,020,057	1,030,837	621
Total	870	2,861	10,561	14,292	1,325,784	1,340,076	621
Commercial and industrial loans:
Asset based lending	—	—	—	—	341,246	341,246	—
Other commercial and industrial loans	1,040	498	856	2,394	409,551	411,945	6
Total	1,040	498	856	2,394	750,797	753,191	6
Consumer loans:
Home equity	333	1,000	1,387	2,720	249,961	252,681	230
Auto and other	831	65	315	1,211	345,269	346,480	10
Total	1,164	1,065	1,702	3,931	595,230	599,161	240
Total	$9,320	$4,980	$17,172	$31,472	$3,887,408	$3,918,880	$2,394

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2015
Residential mortgages:
1-4 family	$1,622	$514	$1,787	$3,923	$2,615	$366,046	$417
Construction	—	—	—	—	—	2,607	—
Total	1,622	514	1,787	3,923	2,615	368,653	417
Commercial real estate:
Construction	—	—	664	664	3,289	44,230	—
Single and multi-family	310	—	158	468	1,798	47,950	—
Other commercial real estate	445	—	2,786	3,231	15,179	378,803	603
Total	755	—	3,608	4,363	20,266	470,983	603
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,323	50	584	1,957	1,711	91,265	—
Total	1,323	50	584	1,957	1,711	91,265	—
Consumer loans:
Home equity	78	41	939	1,058	113	56,275	212
Auto and other	661	825	544	2,030	153	152,178	—
Total	739	866	1,483	3,088	266	208,453	212
Total	$4,439	$1,430	$7,462	$13,331	$24,858	$1,139,354	$1,232

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$1,133	$638	$1,651	$3,422	$375	$268,734	$269
Construction	—	—	—	—	—	1,018	—
Total	1,133	638	1,651	3,422	375	269,752	269
Commercial real estate:				—
Construction	—	—	691	691	1,296	4,201	—
Single and multi-family	277	—	572	849	5,477	53,168	—
Other commercial real estate	—	715	2,004	2,719	5,504	214,122	329
Total	277	715	3,267	4,259	12,277	271,491	329
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	202	32	855	1,089	986	51,175	—
Total	202	32	855	1,089	986	51,175	—
Consumer loans:
Home equity	176	95	1,049	1,320	171	65,951	466
Auto and other	1,170	944	1,363	3,477	—	103,351	194
Total	1,346	1,039	2,412	4,797	171	169,302	660
Total	$2,958	$2,424	$8,185	$13,567	$13,809	$761,720	$1,258

The following is summary information pertaining to non-accrual loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Residential mortgages:
1-4 family	$2,864	$1,370	$4,234	$2,526	$1,382	$3,908
Construction	—	—	—	—	—	—
Total	2,864	1,370	4,234	2,526	1,382	3,908

Commercial real estate:
Construction	199	—	199	720	—	720
Single and multi-family	75	158	233	458	141	599
Other commercial real estate	6,454	2,183	8,637	8,762	1,675	10,437
Total	6,728	2,341	9,069	9,940	1,816	11,756

Commercial and industrial loans:
Other commercial and industrial loans	2,447	547	2,994	850	811	1,661
Total	2,447	547	2,994	850	811	1,661

Consumer loans:
Home equity	1,429	728	2,157	1,157	583	1,740
Auto and other	291	543	834	305	1,169	1,474
Total	1,720	1,271	2,991	1,462	1,752	3,214

Total non-accrual loans	$13,759	$5,529	$19,288	$14,778	$5,761	$20,539
_______________________________________
(1)  At quarter end June 30, 2015, acquired credit impaired loans accounted for $0.7 million of non-accrual loans that are not presented in the above table.
(2)  At December 31, 2014, acquired credit impaired loans accounted for $1.2 million of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of June 30, 2015 and December 31, 2014 were as follows:
Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
June 30, 2015
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$2,926	$19,100	$8,410	$605	$31,041
Collectively evaluated	1,265,777	1,417,154	821,515	609,773	4,114,219
Total	$1,268,703	$1,436,254	$829,925	$610,378	$4,145,260

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,238	$22,015	$743	$452	$26,448
Collectively evaluated for impairment	1,223,214	1,318,061	752,448	598,709	3,892,432
Total	$1,226,452	$1,340,076	$753,191	$599,161	$3,918,880
Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
June 30, 2015
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$743	$7,338	$33	$320	$8,434
Collectively evaluated	367,910	463,645	91,232	208,133	1,130,920
Total	$368,653	$470,983	$91,265	$208,453	$1,139,354
Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$695	$5,637	$39	$199	$6,570
Collectively evaluated for impairment	269,057	265,854	51,136	169,103	755,150
Total	$269,752	$271,491	$51,175	$169,302	$761,720

The following is a summary of impaired loans at June 30, 2015:
Business Activities Loans

	June 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,043	$2,043	$—
Commercial real estate - construction	2,140	2,140	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	15,958	15,958	—
Other commercial and industrial loans	6,669	6,669	—
Consumer - home equity	493	493	—
Consumer - other	112	112	—

With an allowance recorded:
Residential mortgages - 1-4 family	$796	$883	$87
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	973	1,003	30
Other commercial and industrial loans	35	1,741	1,706
Consumer - home equity	—	—	—

Total
Residential mortgages	$2,839	$2,926	$87
Commercial real estate	19,071	19,101	30
Commercial and industrial loans	6,704	8,410	1,706
Consumer	605	605	—
Total impaired loans	$29,219	$31,042	$1,823

Acquired Loans

	June 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$442	$442	$—
Commercial real estate - construction	664	664	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	1,915	1,915	—
Other commercial and industrial loans	33	33	—
Consumer - home equity	320	320	—

With an allowance recorded:
Residential mortgages - 1-4 family	$262	$301	$39
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	2,807	2,847	40
Other commercial real estate loans	1,786	1,912	126
Consumer - home equity	—	—	—

Total
Residential mortgages	$704	$743	$39
Commercial real estate	7,172	7,338	166
Commercial and industrial loans	33	33	—
Consumer	320	320	—
Total impaired loans	$8,229	$8,434	$205

The following is a summary of impaired loans at December 31, 2014:
Business Activities Loans

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,528	$2,528	$—
Commercial real estate - construction	16,990	16,990	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	102	102	—
Other commercial and industrial loans	743	743	—
Consumer - home equity	87	87	—
Consumer - other	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$555	$710	$155
Commercial real estate - construction	3,511	4,431	920
Commercial real estate - single and multifamily	490	492	2
Other commercial real estate loans	—	—	—
Other commercial and industrial loans	—	—	—
Consumer - home equity	194	248	54
Consumer - other	105	117	12

Total
Residential mortgages	$3,083	$3,238	$155
Commercial real estate	21,093	22,015	922
Commercial and industrial loans	743	743	—
Consumer	386	452	66
Total impaired loans	$25,305	$26,448	$1,143
Acquired Loans

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$189	$189	$—
Other commercial real estate loans	5,206	5,206	—
Other commercial and industrial loans	39	39	—
Consumer - home equity	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$458	$506	$48
Other commercial real estate loans	383	431	48
Consumer - home equity	124	199	75

Total
Residential mortgages	$647	$695	$48
Other commercial real estate loans	5,589	5,637	48
Other commercial and industrial loans	39	39	—
Consumer - home equity	124	199	75
Total impaired loans	$6,399	$6,570	$171

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2015 and 2014:
Business Activities Loans

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$2,281	$41	$4,661	$99
Commercial real estate - construction	2,466	1	—	—
Commercial real estate - single and multifamily	120	—	17,308	312
Other commercial real estate loans	12,734	170	2,397	—
Commercial and industrial loans	1,447	3	583	14
Consumer - home equity	360	1	300	3
Consumer - other	114	2	123	2

With an allowance recorded:
Residential mortgages - 1-4 family	$764	$17	$482	$3
Commercial real estate - construction	—	—	—	—
Commercial real estate - single and multifamily	—	—	2,858	—
Other commercial real estate loans	6,629	92	—	—
Commercial and industrial loans	329	2	2,055	44
Consumer - home equity	—	—	—	—

Total
Residential mortgages	$3,045	$58	$5,143	$102
Commercial real estate	21,949	263	22,563	312
Commercial and industrial loans	1,776	5	2,638	58
Consumer loans	474	3	423	5
Total impaired loans	$27,244	$329	$30,767	$477

Acquired Loans

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$569	$2	$930	$5
Commercial real estate - construction	664	60	—	—
Commercial real estate - single and multifamily	254	—	—	—
Other commercial real estate loans	1,977	3	4,392	51
Other commercial and industrial loans	51	3	537	8
Consumer - home equity	355	6	51	—
Consumer - other	—	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$310	$5	$363	$1
Commercial real estate - single and multifamily	2,872	63	—	—
Other commercial real estate loans	845	59	1,489	55
Other commercial and industrial loans	—	—	68	3
Total
Residential mortgages	$879	$7	$1,293	$6
Other commercial real estate loans	6,612	185	5,881	106
Commercial and industrial loans	51	3	605	11
Consumer loans	355	6	51	—
Total impaired loans	$7,897	$201	$7,830	$123
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
The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ending June 30, 2015 were attributable to interest rate concessions, maturity date extensions and modified payment terms.  The modifications for the three and six months ending June 30, 2014 were attributable to concessions granted as ordered by bankruptcy court, interest rate concessions and maturity date extensions.

	Three Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$1,877	$1,877
Commercial - Other	1	1,694	1,694
Commercial and industrial - Other	4	8,159	8,159
Total	6	$11,730	$11,730

	Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$2,000	$2,000
Commercial - Other	2	1,694	1,694
Commercial and industrial - Other	5	8,192	8,192
Total	8	$11,886	$11,886

	Three Months Ended June 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	2	$247	$247
Commercial - single and multifamily	1	623	623
Commercial - other	6	4,804	4,804
Total	9	$5,674	$5,674

	Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	3	$369	$366
Commercial - single and multifamily	1	623	623
Commercial - other	6	4,804	4,804
Total	10	$5,796	$5,793

The following table discloses the recorded investment and number of modifications for TDRs within the last three and six months where a concession has been made, that then defaulted in the respective reporting period.

	Modifications that Subsequently Defaulted
	Three Months Ended June 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$668

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$649

	Modifications that Subsequently Defaulted
	Three Months Ended June 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$158

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$158

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(In thousands)	2015	2014
Balance at beginning of the period	$17,204	$10,112
Principal payments	(607)	(88)
TDR status change (1)	—	(589)
Other reductions/increases (2)	(611)	4
Newly identified TDRs	9,730	5,674
Balance at end of the period	$25,716	$15,113

	Six Months Ended June 30,
(In thousands)	2015	2014
Balance at beginning of the period	$16,714	$10,822
Principal payments	(1,091)	(960)
TDR status change (1)	—	(641)
Other reductions/increases (2)	(1,793)	99
Newly identified TDRs	11,886	5,793
Balance at end of the period	$25,716	$15,113
_______________________________________
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
As of June 30, 2015, the Company maintained foreclosed residential real estate property with a fair value of $119 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure totaled $5.3 million. As of December 31, 2014, foreclosed residential real estate property totaled $1.3 million.

NOTE 6.               LOAN LOSS ALLOWANCE
Activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 was as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2015
Balance at beginning of period	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Charged-off loans	446	4,422	372	462	—	5,702
Recoveries on charged-off loans	113	146	154	127	—	540
Provision/(releases) for loan losses	(32)	2,553	4,178	(679)	(427)	5,593
Balance at end of period	$6,471	$12,967	$9,166	$4,914	$(292)	$33,226
Individually evaluated for impairment	87	30	1,706	—	—	1,823
Collectively evaluated	6,384	12,937	7,460	4,914	(292)	31,403
Total	$6,471	$12,967	$9,166	$4,914	$(292)	$33,226

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,159	1,645	1,426	571	—	4,801
Recoveries on charged-off loans	64	6	22	177	—	269
Provision/(releases) for loan losses	(299)	2,389	1,396	1,597	143	5,226
Balance at end of period	$5,543	$14,455	$5,165	$4,847	$211	$30,221
Individually evaluated for impairment	57	712	475	—	—	1,244
Collectively evaluated	5,486	13,743	4,690	4,847	211	28,977
Total	$5,543	$14,455	$5,165	$4,847	$211	$30,221

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2015
Balance at beginning of period	$615	$790	$1,093	$369	$—	$2,867
Charged-off loans	375	587	336	608	—	1,906
Recoveries on charged-off loans	41	395	56	56	—	548
Provision for loan losses	527	1,188	160	587	—	2,462
Balance at end of period	$808	$1,786	$973	$404	$—	$3,971
Individually evaluated for impairment	39	166	—	—	—	205
Collectively evaluated	769	1,620	973	404	—	3,766
Total	$808	$1,786	$973	$404	$—	$3,971

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
June 30, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	723	495	176	638	—	2,032
Recoveries on charged-off loans	161	1	24	23	—	209
Provision for loan losses	599	246	624	690	—	2,159
Balance at end of period	$662	$2,091	$1,069	$310	$—	$4,132
Individually evaluated for impairment	60	306	20	—	—	386
Collectively evaluated	602	1,785	1,049	310	—	3,746
Total	$662	$2,091	$1,069	$310	$—	$4,132
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
A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At June 30, 2015, the allowance for loan losses related to acquired loans was $4.0 million using the above mentioned criteria.
The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.
The following table presents the Company’s loans by risk rating at June 30, 2015 and December 31, 2014:
Business Activities Loans
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$1,233,607	$1,195,209	$30,247	$26,634	$1,263,854	$1,221,843
Special mention	1,073	146	—	410	1,073	556
Substandard	3,776	4,053	—	—	3,776	4,053
Total	$1,238,456	$1,199,408	$30,247	$27,044	$1,268,703	$1,226,452
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$178,785	$166,295	$146,780	$137,533	$1,048,171	$959,836	$1,373,736	$1,263,664
Special mention	—	—	769	—	5,432	6,933	6,201	6,933
Substandard	2,372	2,894	2,167	2,517	51,705	63,995	56,244	69,406
Doubtful	—	—	—	—	73	73	73	73
Total	$181,157	$169,189	$149,716	$140,050	$1,105,381	$1,030,837	$1,436,254	$1,340,076
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$339,331	$341,246	$456,713	$404,846	$796,044	$746,092
Special mention	—	—	20,047	560	20,047	560
Substandard	—	—	13,834	6,539	13,834	6,539
Total	$339,331	$341,246	$490,594	$411,945	$829,925	$753,191

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$293,449	$251,524	$315,209	$346,175	$608,658	$597,699
Nonperforming	1,429	1,157	291	305	1,720	1,462
Total	$294,878	$252,681	$315,500	$346,480	$610,378	$599,161
Acquired Loans
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$362,389	$266,445	$2,607	$1,018	$364,996	$267,463
Special mention	631	638	—	—	631	638
Substandard	3,026	1,651	—	—	3,026	1,651
Total	$366,046	$268,734	$2,607	$1,018	$368,653	$269,752
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$40,940	$2,904	$41,080	$44,497	$356,270	$195,681	$438,290	$243,082
Special mention	2,020	—	625	533	9,076	4,868	11,721	5,401
Substandard	1,270	1,297	6,245	8,138	13,457	13,573	20,972	23,008
Total	$44,230	$4,201	$47,950	$53,168	$378,803	$214,122	$470,983	$271,491
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$—	$—	$86,751	$45,757	$86,751	$45,757
Special mention	—	—	1,361	1,723	1,361	1,723
Substandard	—	—	3,113	3,695	3,113	3,695
Doubtful	—	—	40	—	40	—
Total	$—	$—	$91,265	$51,175	$91,265	$51,175

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$55,547	$65,368	$151,634	$102,182	$207,181	$167,550
Nonperforming	728	583	544	1,169	1,272	1,752
Total	$56,275	$65,951	$152,178	$103,351	$208,453	$169,302

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2015 and December 31, 2014.  The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$13,759	$6,230	$19,989	$14,778	$6,927	$21,705
Substandard Accruing	63,085	22,430	85,515	66,995	23,839	90,834
Total Classified	76,844	28,660	105,504	81,773	30,766	112,539
Special Mention	27,441	14,577	42,018	9,113	8,800	17,913
Total Criticized	$104,285	$43,237	$147,522	$90,886	$39,566	$130,452
NOTE 7.               DEPOSITS
A summary of time deposits is as follows:

(In thousands)	June 30, 2015	December 31, 2014
Time less than $100,000	$551,610	$515,570
Time $100,000 or more	1,200,314	940,176
Total time deposits	$1,751,924	$1,455,746
Included in deposits are brokered deposits of $609.9 million and $430.8 million at June 30, 2015 and December 31, 2014, respectively.  Included in the brokered deposit balance stated above are reciprocal deposits of $8.7 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 8.               BORROWED FUNDS
Borrowed funds at June 30, 2015 and December 31, 2014 are summarized, as follows:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$1,058,001	0.24%	$890,900	0.24%
Other Borrowings	—	—	10,000	1.80
Total short-term borrowings:	1,058,001	0.24	900,900	0.23
Long-term borrowings:
Advances from the FHLBB	118,483	1.92	61,676	0.93
Subordinated borrowings	74,318	7.00	74,283	7.00
Junior subordinated borrowings	15,464	2.13	15,464	2.08
Total long-term borrowings:	208,265	3.75	151,423	4.03
Total	$1,266,266	0.82%	$1,052,323	0.79%
Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended June 30, 2015 and December 31, 2014.
The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended June 30, 2015 and December 31, 2014.
Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at June 30, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $5.1 million.  The advances outstanding at December 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.
A summary of maturities of FHLBB advances as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2015	$1,067,031	0.25%	$940,900	0.24%
2016	52,792	1.37	1,519	0.88
2017	33,719	2.46	5,000	4.33
2018	1,044	2.62	—	—
2019 and beyond	21,898	2.72	5,157	3.85
Total FHLBB advances	$1,176,484	0.41%	$952,576	0.28%
The Company does not have variable-rate FHLB advances for the periods ended June 30, 2015 and December 31, 2014.
In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3% basis points.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.13% and 2.08% at June 30, 2015 and December 31, 2014, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.
NOTE 9.               STOCKHOLDERS’ EQUITY
The actual and required capital ratios were as follows:

	June 30, 2015	Regulatory Minimum to be Well Capitalized	December 31, 2014	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	11.7%	10.0%	11.4%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.5	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.6	8.0	9.0	6.0
Tier 1 capital to average assets	7.4	5.0	7.0	5.0

Bank
Total capital to risk weighted assets	11.0%	10.0%	10.8%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.7	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.7	8.0	9.3	6.0
Tier 1 capital to average assets	7.5	5.0	7.2	5.0
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

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2015	December 31, 2014
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$9,259	$15,993
Net (loss) on effective cash flow hedging derivatives	(6,416)	(3,299)
Net unrealized holding (loss) on pension plans	(3,757)	(2,291)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(3,582)	(6,077)
Net (loss) on effective cash flow hedging derivatives	2,586	1,330
Net unrealized holding (loss) on pension plans	1,514	923
Accumulated other comprehensive income	$(396)	$6,579

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2015 and 2014:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2015
Net unrealized holding gains on AFS securities:
Net unrealized losses arising during the period	$(13,687)	$5,243	$(8,444)
Less: reclassification adjustment for (gains) realized in net income	(2,384)	857	(1,527)
Net unrealized holding loss on AFS securities	(16,071)	6,100	(9,971)

Net loss on cash flow hedging derivatives:
Net unrealized gain arising during the period	784	(316)	468
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on cash flow hedging derivatives	784	(316)	468

Net unrealized holding loss on pension plans
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	65	(26)	39
Net unrealized holding gain on pension plans	65	(26)	39
Other comprehensive loss	$(15,222)	$5,758	$(9,464)

Three Months Ended June 30, 2014
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$11,316	$(4,344)	$6,972
Less: reclassification adjustment for (gains) realized in net income	(203)	83	(120)
Net unrealized holding gain on AFS securities	11,113	(4,261)	6,852

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(3,267)	1,322	(1,945)
Less: reclassification adjustment for (gains) realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(3,267)	1,322	(1,945)

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on terminated swap	—	—	—
Other comprehensive income	$7,846	$(2,939)	$4,907

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2015
Net unrealized holding gains on AFS securities:
Net unrealized losses arising during the period	$(4,316)	$1,625	$(2,691)
Less: reclassification adjustment for (gains) realized in net income	(2,418)	870	(1,548)
Net unrealized holding loss on AFS securities	(6,734)	2,495	(4,239)

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(3,117)	1,256	(1,861)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(3,117)	1,256	(1,861)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for losses realized in net income	130	(52)	78
Net unrealized holding loss on pension plans	(1,466)	591	(875)
Other comprehensive income	$(11,317)	$4,342	$(6,975)

Six Months Ended June 30, 2014
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$17,370	$(6,576)	$10,794
Less: reclassification adjustment for (gains) realized in net income	(237)	95	(142)
Net unrealized holding gain on AFS securities	17,133	(6,481)	10,652

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(4,127)	1,691	(2,436)
Less: reclassification adjustment for (gains) realized in net income	5,393	(2,201)	3,192
Net gain on cash flow hedging derivatives	1,266	(510)	756

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net gain on terminated swap	3,237	(1,312)	1,925
Other comprehensive income	$21,636	$(8,303)	$13,333

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2015 and 2014:

	Net unrealized holding gain on AFS	Net loss on effective cash flow hedging	Net loss on terminated	Net unrealized holding loss on
(in thousands)	Securities	derivatives	swap	pension plans	Total
Three Months Ended June 30, 2015
Balance at Beginning of Period	$15,648	$(4,298)	$—	$(2,282)	$9,068
Other Comprehensive (Loss) Gain Before reclassifications	(8,444)	468	—	—	(7,976)
Amounts Reclassified from Accumulated other comprehensive income	(1,527)	—	—	39	(1,488)
Total Other Comprehensive (Loss) Income	(9,971)	468	—	39	(9,464)
Balance at End of Period	$5,677	$(3,830)	$—	$(2,243)	$(396)

Three Months Ended June 30, 2014
Balance at Beginning of Period	$(1,976)	$1,335	$—	$10	$(631)
Other Comprehensive Gain (Loss) Before reclassifications	6,972	(1,945)	—	—	5,027
Amounts Reclassified from Accumulated other comprehensive income	(120)	—	—	—	(120)
Total Other Comprehensive Income (Loss)	6,852	(1,945)	—	—	4,907
Balance at End of Period	$4,876	$(610)	$—	$10	$4,276

Six Months Ended June 30, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$—	$(1,368)	$6,579
Other Comprehensive (Loss) Before reclassifications	(2,691)	(1,861)	—	(953)	(5,505)
Amounts Reclassified from Accumulated other comprehensive income	(1,548)	—	—	78	(1,470)
Total Other Comprehensive (Loss)	(4,239)	(1,861)	—	(875)	(6,975)
Balance at End of Period	$5,677	$(3,830)	$—	$(2,243)	$(396)

Six Months Ended June 30, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Gain (Loss) Before reclassifications	10,794	(2,436)	—	—	8,358
Amounts Reclassified from Accumulated other comprehensive income	(142)	3,192	1,925	—	4,975
Total Other Comprehensive Income	10,652	756	1,925	—	13,333
Balance at End of Period	$4,876	$(610)	$—	$10	$4,276

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(in thousands)	2015	2014	is Presented
Realized (gains) on AFS securities:
	$(2,384)	$(203)	Non-interest income
	857	83	Tax expense
	(1,527)	(120)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Amortization of realized gains on terminated swap:
	—	—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Realized loss on pension plans:
	65	—	Non-interest income
	(26)	—	Tax expense
	39	—	Net of tax
Total reclassifications for the period	$(1,488)	$(120)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(in thousands)	2015	2014	is Presented
Realized (gains) on AFS securities:
	$(2,418)	$(237)	Non-interest income
	870	95	Tax expense
	(1,548)	(142)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	5,393	Non-interest income
	—	(2,201)	Tax expense
	—	3,192	Net of tax

Amortization of realized gains on terminated swap:
	—	3,237	Non-interest income
	—	(1,312)	Tax expense
	—	1,925	Net of tax

Realized loss on pension plans:
	130	—	Non-interest income
	(52)	—	Tax expense
	78	—	Net of tax
Total reclassifications for the period	$(1,470)	$4,975	Net of tax

NOTE 10. EARNINGS PER SHARE
Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$10,044	$11,464	$18,803	$10,358

Average number of common shares issued	29,975	26,525	28,260	26,525
Less: average number of treasury shares	1,193	1,417	1,244	1,421
Less: average number of unvested stock award shares	481	393	459	397
Average number of basic common shares outstanding	28,301	24,715	26,557	24,707
Plus: dilutive effect of unvested stock award shares	94	44	91	55
Plus: dilutive effect of stock options outstanding	66	50	65	59
Average number of diluted common shares outstanding	28,461	24,809	26,713	24,821

Earnings per share:
Basic	$0.35	$0.46	$0.71	$0.42
Diluted	$0.35	$0.46	$0.70	$0.42
For the six months ended June 30, 2015, 365 thousand shares of restricted stock and 207 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the six months ended June 30, 2014, 342 thousand shares of restricted stock and 305 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2015 is presented in the following table:

		Non-vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
		Number of	Average Grant Date	Number of	Average Exercise
(Shares in thousands)		Shares	Fair Value	Shares	Price
December 31, 2014		424	$24.33	282	$20.42
Granted		174	26.33	—	—
Stock options exercised		—	—	(11)	10.52
Stock awards vested		(86)	24.28	—	—
Forfeited		(11)	23.64	—	—
Expired		—	—	—	—
June 30, 2015		501	$24.92	271	$21.12
Exercisable options,	June 30, 2015			271	$21.12
During the six months ended June 30, 2015 and 2014, proceeds from stock option exercises totaled $116 thousand and totaled $848 thousand, respectively.  During the six months ended June 30, 2015, there were 86 thousand shares issued in connection with vested stock awards.  During the six months ended June 30, 2014, there were 66 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $2.3 million and $1.8 million during the six months ended June 30, 2015 and 2014, respectively.  Stock-based compensation expense is recognized over the requisite service period for all awards.
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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three Months Ended June 30, 2015
Net interest income	$53,480	$—	$5,157	$(6,000)	$52,637
Provision for loan losses	4,204	—	—	—	4,204
Non-interest income	14,096	2,486	7,445	(7,247)	16,780
Non-interest expense	47,531	1,901	4,591	2	54,025
Income before income taxes	15,841	585	8,011	(13,249)	11,188
Income tax expense (benefit)	2,951	227	(2,033)	(1)	1,144
Net income	$12,890	$358	$10,044	$(13,248)	$10,044

Average assets (in millions)	$7,191	$29	$884	$(909)	$7,195

Three Months Ended June 30, 2014
Net interest income (expense)	$45,244	$—	$(915)	$—	$44,329
Provision for loan losses	3,989	—	—	—	3,989
Non-interest income	12,046	2,460	12,272	(12,272)	14,506
Non-interest expense	36,970	1,887	406	—	39,263
Income before income taxes	16,331	573	10,951	(12,272)	15,583
Income tax expense (benefit)	4,409	223	(513)	—	4,119
Net income	$11,922	$350	$11,464	$(12,272)	$11,464

Average assets (in millions)	$6,111	$27	$744	$(736)	$6,146

Six Months Ended June 30, 2015
Net interest income	$99,819	$—	$10,311	$(12,000)	$98,130
Provision for loan losses	8,055	—	—	—	8,055
Non-interest income	23,509	5,453	11,229	(10,849)	29,342
Non-interest expense	90,025	3,841	5,305	2	99,173
Income before income taxes	25,248	1,612	16,235	(22,851)	20,244
Income tax expense (benefit)	3,384	626	(2,568)	(1)	1,441
Net income	$21,864	$986	$18,803	$(22,850)	$18,803

Average assets (in millions)	$6,837	$29	$821	$(841)	$6,846

Six Months Ended June 30, 2014
Net interest income (expense)	$88,954	$—	$(1,859)	$—	$87,095
Provision for loan losses	7,385	—	—	—	7,385
Non-interest income	13,420	5,509	12,020	(12,020)	18,929
Non-interest expense	79,543	4,209	871	—	84,623
Income before income taxes	15,446	1,300	9,290	(12,020)	14,016
Income tax expense (benefit)	4,217	509	(1,068)	—	3,658
Net income	$11,229	$791	$10,358	$(12,020)	$10,358

Average assets (in millions)	$5,971	$26	$733	$(732)	$5,998
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2015, the Company held derivatives with a total notional amount of $1.2 billion.  That amount included $300.0 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $824.0 million and $55.7 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $692.6 million, risk participation agreements with dealer banks of $48.8 million, and $82.6 million in forward commitment contracts.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2015.
The Company pledged collateral to derivative counterparties in the form of cash totaling $6.0 million and securities with an amortized cost of $24.8 million and a fair value of $24.8 million as of June 30, 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about derivative assets and liabilities at June 30, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	3.8	—%	2.29%	$(6,416)
Total cash flow hedges	300,000				(6,416)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,272	14.4	0.52%	5.09%	(2,326)
Interest rate swaps on loans with commercial loan customers	340,147	6.6	1.74%	4.54%	(11,471)
Reverse interest rate swaps on loans with commercial loan customers	340,147	6.6	4.54%	1.74%	11,567
Risk Participation Agreements with Dealer Banks	48,801	15.7			(69)
Forward sale commitments	82,640	0.2			475
Total economic hedges	824,007				(1,824)

Non-hedging derivatives:
Interest rate lock commitments	55,749	0.2			382
Total non-hedging derivatives	55,749				382

Total	$1,179,756				$(7,858)

Information about derivative assets and liabilities at December 31, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.3	—%	2.29%	$(3,299)
Total cash flow hedges	300,000				(3,299)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,554	14.9	0.52%	5.09%	(2,578)
Interest rate swaps on loans with commercial loan customers	297,158	6.0	2.23%	4.54%	(12,183)
Reverse interest rate swaps on loans with commercial loan customers	297,158	6.0	4.54%	2.23%	12,221
Risk participation agreements with dealer banks	45,842	16.6			(91)
Forward sale commitments	42,366	0.2			(510)
Total economic hedges	695,078				(3,141)

Non-hedging derivatives:
Interest rate lock commitments	39,589	0.2			625
Total non-hedging derivatives	39,589				625

Total	$1,034,667				$(5,815)
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
The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of June 30, 2015.  The six forward starting swaps will become effective in 2016.  All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.
Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest rate swaps on FHLBB borrowings:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	$784	$(3,343)	$(3,117)	$(4,127)

Reclassification of unrealized loss from accumulated other comprehensive income to other non-interest income for termination of swaps	—	—	—	8,630

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive income to tax expense for terminated swaps	—	—	—	(3,611)

Net tax benefit (expense) on items recognized in accumulated other comprehensive income	(316)	1,352	1,256	1,666

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive income	—	—	—	(1)

Reclassification of unrealized loss from accumulated other comprehensive income to interest expense	—	75	—	204

Net tax expense on items recognized in accumulated other comprehensive income	—	(29)	—	(80)
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$468	$(1,945)	$(1,861)	$2,681

Net interest expense recognized in interest expense on junior subordinated notes	$—	$75	$—	$204
Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and six months ended June 30, 2015 and 2014.
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
Economic hedges
As of June 30, 2015, the Company has an interest rate swap with a $12.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.
The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $94.7 thousand as of June 30, 2015.  The interest income and expense on these mirror image swaps exactly offset each other.
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
The Company utilizes forward sale commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale.  The forward sale commitments are accounted for as derivatives with changes in fair value recorded in current period earnings.
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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$331	$(350)	$60	$(731)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	3,889	(1,919)	775	(1,732)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	(3,889)	1,919	(775)	1,732

Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	56	4	57	11

Risk Participation Agreements:
Unrealized gain recognized in other non-interest income	31	—	(40)	—

Forward Commitments:
Unrealized gain (loss) recognized in other non-interest income	475	(561)	87	(669)
Realized gain (loss) in other non-interest income	504	(177)	413	(341)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$382	$660	$1,359	$1,037
Realized gain in other non-interest income	186	769	941	1,035
Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $11.6 million and $12.3 million as of June 30, 2015 and December 31, 2014, respectively.  The Company had net liability positions with its financial institution counterparties totaling $16.4 million and $18.2 million as of June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, the Company did not have a net liability position with its commercial banking counterparties, compared to a $0.1 million liability at December 31, 2014.  The collateral posted by the Company that covered liability positions was $16.4 million and $18.2 million as of June 30, 2015 and December 31, 2014, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2015 and December 31, 2014:
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$27	$—	$27	$—	$—	$27
Commercial counterparties	11,585	—	11,585	—	—	11,585
Total	$11,612	$—	$11,612	$—	$—	$11,612
Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(16,421)	$5	$(16,416)	$10,596	$5,820	$—
Commercial counterparties	(18)	—	(18)	—	—	(18)
Total	$(16,439)	$5	$(16,434)	$10,596	$5,820	$(18)
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$23	$—	$23	$—	$—	$23
Commercial counterparties	12,270	—	12,270	—	—	12,270
Total	$12,293	$—	$12,293	$—	$—	$12,293
Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(18,232)	$58	$(18,174)	$14,984	$3,190	$—
Commercial counterparties	(50)	—	(50)	—	—	(50)
Total	$(18,282)	$58	$(18,224)	$14,984	$3,190	$(50)
NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,378	$14,378
Available-for-sale securities:
Municipal bonds and obligations	—	150,301	—	150,301
Government guaranteed residential mortgage-backed securities	—	61,867	—	61,867
Government-sponsored residential mortgage-backed securities	—	889,698	—	889,698
Corporate bonds	—	50,758	—	50,758
Trust preferred securities	—	13,265	—	13,265
Other bonds and obligations	—	3,167	—	3,167
Marketable equity securities	33,983	944	773	35,700
Loans held for sale (1)	—	37,324	—	37,324
Derivative assets	425	11,610	431	12,466
Derivative liabilities	—	20,326	—	20,326
(1) Loans held for sale excludes $11.2 million of loans for sale held shown on the balance sheet that is held at lower of cost or market.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,909	$14,909
Available-for-sale securities:
Municipal bonds and obligations	—	133,699	—	133,699
Government guaranteed residential mortgage-backed securities	—	69,468	—	69,468
Government-sponsored residential mortgage-backed securities	—	760,184	—	760,184
Corporate bonds	—	54,151	—	54,151
Trust preferred securities	—	14,667	1,548	16,215
Other bonds and obligations	—	3,159	—	3,159
Marketable equity securities	53,806	358	778	54,942
Loans Held for Sale	—	19,493	—	19,493
Derivative assets	—	12,328	625	12,953
Derivative liabilities	417	18,259	93	18,769

There were no transfers between levels during the three and six months ended June 30, 2015 or 2014.
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
Loans held for sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012.  Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale (1)	$37,324	$36,787	$537
(1) Loans held for sale excludes $11.2 million of loans for sale held shown on the balance sheet that is held at lower of cost or market.

			Aggregate Fair Value
December 31, 2014	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$19,493	$18,885	$608
The changes in fair value of loans held for sale for the three and six months ended June 30, 2015, were losses of $285 thousand and $71 thousand, respectively.  The changes in fair value of loans held for sale for the three and six months ended June 30, 2014, were gains of $427 thousand and $467 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.
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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the IRLCs and loans originated for sale.  To Be Announced (“TBA”) mortgage-backed securities forward commitment sales are used as the hedging instrument, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets.  The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable.  However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable.  As such, best efforts and mandatory forward commitments are classified as Level 3 measurements.
The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended June 30, 2015
March 31, 2015	$14,970	$719	$977	$(93)
Sale of AFS security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(451)	—	941	—
Unrealized gain included in accumulated other comprehensive loss	—	54	—	143
Paydown of trading security	(141)	—	—	—
Transfers to held for sale loans	—	—	(1,536)	—
June 30, 2015	$14,378	$773	$382	$50

Six Months Ended June 30, 2015
December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of AFS security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(248)	—	2,671	—
Unrealized gain included in accumulated other comprehensive loss	—	(226)	—	143
Paydown of trading security	(283)	—	—	—
Transfers to held for sale loans	—	—	(2,914)	—
June 30, 2015	$14,378	$773	$382	$50

Unrealized gains (losses) relating to instruments still held at June 30, 2015	$2,106	$3	$382	$50

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended June 30, 2014
March 31, 2014	$14,923	$2,046	$377	$(96)
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	181	—	1,075	(67)
Unrealized gain included in accumulated other comprehensive loss	—	171	—	—
Paydown of trading account security	(133)	—	—	—
Transfers to held for sale loans	—	—	(792)	—
June 30, 2014	$14,971	$2,217	$660	$(163)

Six Months Ended June 30, 2014
December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	399	—	1,794	(182)
Unrealized gain included in accumulated other comprehensive loss	—	253	—	—
Paydown of trading account security	(268)	—	—	—
Transfers to held for sale loans	—	—	(1,392)	—
June 30, 2014	$14,971	$2,217	$660	$(163)

Unrealized gains (losses) relating to instruments still held at June 30, 2014	$2,144	$(1,118)	$660	$(163)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,378	Discounted Cash Flow	Discount Rate	2.73%

AFS Securities	773	Pricing Model	Median Peer Price/Tangible Book Value Percentage Multiple	99.02%

Forward Commitments	50	Historical Trend	Closing Ratio	92.11%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	382	Historical Trend	Closing Ratio	92.11%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$15,583

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,909	Discounted Cash Flow	Discount Rate	2.60%

AFS Securities	2,326	Discounted Cash Flow	Discount Rate	13.74%
			Credit Spread	11.06%

Forward Commitments	(93)	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	625	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$17,767
Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2015	December 31, 2014	Six months ended June 30, 2015	Fair Value Measurement Date
	Level 3	Level 3	Total	Level 3
(In thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Impaired loans	$6,659	$5,820	$839	June 2015
Capitalized mortgage servicing rights	4,697	3,757	—	May 2015
Other real estate owned	674	2,049	(285)	March 2013 - July 2014

Total	$12,030	$11,626	$554
Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	June 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$6,659	Fair value of collateral	Loss severity	0.41% to 38.41% (9.15%)
			Appraised value	$2.7 to $2,272.0 ($491.6)

Capitalized mortgage servicing rights	4,697	Discounted cash flow	Constant prepayment rate (CPR)	7.67% to 21.08% (10.43%)
			Discount rate	10.00% to 13.00% (10.58%)

Other real estate owned	674	Fair value of collateral	Appraised value	$57 to $700.0 ($595.6)

Total	$12,030

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2015 and December 31, 2014.

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

	June 30, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets

Cash and cash equivalents	$205,518	$205,518	$205,518	$—	$—
Trading security	14,378	14,378	—	—	14,378
Securities available for sale	1,204,756	1,204,756	33,983	1,170,000	773
Securities held to maturity	86,994	87,512	—	—	87,512
FHLB bank stock and restricted securities	73,212	73,212	—	73,212	—
Net loans	5,247,417	5,293,778	—	—	5,293,778
Loans held for sale	48,514	48,514	—	48,514	—
Accrued interest receivable	19,120	19,120	—	19,120	—
Cash surrender value of bank-owned life insurance policies	123,536	123,536	—	123,536	—
Derivative assets	12,466	12,466	425	11,610	431
Assets held for sale	2,519	2,519	—	2,519	—

Financial Liabilities

Total deposits	$5,322,176	$5,324,354	$—	$5,324,354	$—
Short-term debt	1,058,001	1,058,162	—	1,058,162	—
Long-term Federal Home Loan Bank advances	118,483	121,809	—	121,809	—
Subordinated borrowings	89,782	94,320	—	94,320	—
Derivative liabilities	20,326	20,326	—	20,326	—

	December 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets

Cash and cash equivalents	$71,754	$71,754	$71,754	$—	$—
Trading security	14,909	14,909	—	—	14,909
Securities available for sale	1,091,818	1,091,818	5,806	1,035,686	2,326
Securities held to maturity	43,347	44,997	—	—	44,997
FHLB bank stock and restricted securities	55,720	55,720	—	55,720	—
Net loans	4,644,938	4,695,256	—	—	4,695,256
Loans held for sale	19,493	19,493	—	19,493	—
Accrued interest receivable	17,274	17,274	—	17,274	—
Cash surrender value of bank-owned life insurance policies	104,588	104,588	—	104,588	—
Derivative assets	12,953	12,953	—	12,328	625
Assets held for sale	1,280	1,280	—	1,280	—

Financial Liabilities

Total deposits	$4,654,679	$4,655,234	$—	$4,655,234	$—
Short-term debt	900,900	900,983	—	900,983	—
Long-term Federal Home Loan Bank advances	61,676	63,283	—	63,283	—
Subordinated borrowings	89,747	93,441	—	93,441	—
Derivative liabilities	18,769	18,769	417	18,259	93
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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
Presented below is net interest income after provision for loan losses for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$52,637	$44,329	$98,130	$87,095
Provision for loan losses	4,204	3,989	8,055	7,385
Net interest income after provision for loan losses	$48,433	$40,340	$90,075	$79,710

NOTE 16. SUBSEQUENT EVENTS
On August 7, 2015, the Company acquired all of the outstanding equity of Firestone Financial Corp. (“Firestone”), which now operates as a subsidiary of Berkshire Bank. Firestone is a commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses.

Firestone shareholders received 1.4 million shares of the Company’s common stock and $13.7 million cash. As of June 30, 2015, Firestone had assets with a carrying value of approximately $201.2 million, including financing receivables outstanding with a carrying value of approximately $197.7 million. The results of Firestone’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition. The Company incurred $896 thousand of merger and acquisition expenses related to the Firestone merger for the three months ended June 30, 2015.

As a result of the proximity of the closing of the merger with Firestone to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

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

On April 17, 2015, Berkshire completed the acquisition of Springfield, MA based Hampden Bancorp, Inc. (“Hampden’). Hampden’s operations are included with Berkshire’s results as of the acquisition date. Hampden operated ten branches in the Springfield area and three of these branches were consolidated with existing Berkshire and Hampden branches in the second quarter of 2015. The Company now has 17 total branches in the Springfield area, The Company issued approximately 4.2 million net shares as merger consideration, and had a total of 29.5 million shares outstanding at mid-year 2015. The accounting for this acquisition is discussed in Note 2 of the consolidated financial statements. On May 22, 2015, Berkshire announced that Berkshire Bank would acquire Firestone Financial Corp., a commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. This acquisition was completed on August 7, 2015 and is discussed in Note 16 of the consolidated financial statements.

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

Shown below is a profile of the Company:

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

Income Taxes. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In determining the valuation allowance, the Company uses historical and forecasted future operating results, including a review of the eligible carry-forward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination is made.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014
PER COMMON SHARE DATA
Net earnings, diluted	$0.35	$0.46	$0.70	$0.42
Adjusted earnings, diluted (1)	0.51	0.44	1.01	0.86
Total common book value	28.02	27.49	28.02	27.49
Dividends	0.19	0.18	0.38	0.36
Common stock price:
High	29.30	26.64	29.30	27.28
Low	26.77	22.06	24.27	22.06
Close	28.48	23.22	28.48	23.22

PERFORMANCE RATIOS (2)
Return on average assets	0.56%	0.75%	0.55%	0.35%
Return on average common equity	5.05	6.64	5.03	3.00
Net interest margin, fully taxable equivalent	3.30	3.26	3.24	3.31
Fee income/Net interest and fee income	22.92	23.87	23.08	23.37

ASSET QUALITY RATIOS (3)
Net charge-offs (period annualized)/average loans	0.27%	0.31%	0.26%	0.30%
Allowance for loan losses/total loans	0.70	0.77	0.70	0.77

CONDITION RATIOS
Stockholders’ equity to total assets	11.00%	10.94%	11.00%	10.94%
Investments to total assets	18.35	18.99	18.35	18.99
Loans/deposits	99	99	99	99

FINANCIAL DATA: (In millions)
Total assets	$7,519	$6,311	$7,519	$6,311
Total earning assets	6,740	5,700	6,740	5,700
Total loans	5,285	4,450	5,285	4,450
Allowance for loan losses	37	34	37	34
Total intangible assets	321	279	321	279
Total deposits	5,322	4,479	5,322	4,479
Total borrowings	1,266	1,054	1,266	1,054
Total common stockholders’ equity	827	690	827	690

FOR THE PERIOD: (In thousands)
Net interest income	$52,637	$44,329	$98,130	$87,095
Non-interest income	16,780	14,506	29,342	18,929
Provision for loan losses	4,204	3,989	8,055	7,385
Non-interest expense	54,025	39,263	99,173	84,623
Net income	10,044	11,464	18,803	10,358
Adjusted Income (non-GAAP) (1)	14,556	10,915	26,930	21,327
_______________________________________
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,563	4.08%	$1,380	3.99%	$1,516	4.01%	$1,379	4.05%
Commercial real estate	1,889	4.46	1,488	4.16	1,768	4.29	1,454	4.30
Commercial and industrial loans	886	3.64	704	3.82	847	3.67	694	3.90
Consumer loans	822	3.24	730	3.49	794	3.23	715	3.53
Total loans (1)	5,160	4.02	4,302	3.96	4,925	3.94	4,242	4.05
Investment securities (2)	1,302	2.99	1,226	3.13	1,239	3.04	1,137	3.09
Short term investments & loans held for sale (3)	72	1.13	28	1.40	64	1.26	29	1.46
Total interest-earning assets	6,534	3.77	5,556	3.76	6,228	3.72	5,408	3.83
Intangible assets	304		279		290		279
Other non-interest earning assets	357		311		328		312
Total assets	$7,195		$6,146		$6,846		$5,999

Liabilities and stockholders’ equity
Deposits:
NOW	$460	0.15%	$426	0.15%	$442	0.15%	$418	0.15%
Money market	1,438	0.37	1,448	0.36	1,424	0.39	1,470	0.37
Savings	606	0.17	482	0.16	554	0.16	473	0.16
Time	1,558	0.91	1,153	0.98	1,489	0.91	1,111	1.07
Total interest-bearing deposits	4,062	0.52	3,509	0.51	3,909	0.53	3,472	0.53
Borrowings and notes (4)	1,299	0.76	1,126	0.84	1,209	0.80	1,019	0.94
Total interest-bearing liabilities	5,361	0.58	4,635	0.59	5,118	0.59	4,491	0.63
Non-interest-bearing demand deposits	974		780		922		765
Other non-interest earning liabilities	65		40		58		52
Total liabilities	6,400		5,455		6,098		5,308

Total stockholders’ equity (2)	795		691		748		691
Total liabilities and stockholders’ equity	$7,195		$6,146		$6,846		$5,999

Net interest spread		3.19%		3.17%		3.13%		3.20%
Net interest margin (5)		3.30		3.26		3.24		3.31
Cost of funds		0.49		0.51		0.50		0.53
Cost of deposits		0.42		0.42		0.43		0.44

Supplementary data
Total deposits (In millions)	$5,037		$4,289		$4,830		$4,236
Fully taxable equivalent income adj. (In thousands)	1,068		852		979		1,570
_______________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $2.2 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Purchased loan accretion totaled $2.5 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

The Company calculates adjusted earnings per share based on its measure of earnings from ongoing operations. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s operating performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The efficiency ratio is adjusted for non-core revenue and expense items and for tax preference items. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

		At or for the Quarters Ended		At or for the Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(in thousands)		2015	2014	2015	2014
Net income (loss) (GAAP)		$10,044	$11,464	$18,803	$10,358
Adj: Gain on sale of securities, net		(2,384)	(203)	(2,418)	(237)
Adj: Loss on termination of hedges		—	—	—	8,792
Adj: Merger and acquisition expense		5,665	52	8,940	3,689
Adj: Restructuring and conversion expense		3,046	138	4,192	2,803
Adj: Out-of-period adjustment (1)		—	—	—	1,381
Adj: Income taxes		(1,815)	(536)	(2,587)	(5,459)
Total adjusted income (non-GAAP)	(A)	$14,556	$10,915	$26,930	$21,327

Total revenue (GAAP)		$69,417	$58,835	$127,472	$106,024
Adj: Securities gains, net		(2,384)	(203)	(2,418)	(237)
Adj: Loss on termination of hedges		—	—	—	8,792
Adj: Out-of-period adjustment (1)		—	—	—	1,381
Total operating revenue (non-GAAP)	(B)	$67,033	$58,632	$125,054	$115,960

Total non-interest expense (GAAP)		$54,025	$39,263	$99,173	$84,623
Less: Total non-operating expense (see above)		(8,711)	(190)	(13,132)	(6,492)
Operating non-interest expense (non-GAAP)	(C)	$45,314	$39,073	$86,041	$78,131

(in millions, except per share data)
Total average assets	(D)	$7,195	$6,146	$6,846	$5,999
Total average stockholders’ equity	(E)	795	691	748	692
Total average tangible stockholders’ equity	(F)	492	412	459	413
Total tangible stockholders’ equity, period-end (2)	(G)	507	411	507	411
Total common shares outstanding, period-end (thousands)	(H)	29,521	25,115	29,521	25,115
Average diluted shares outstanding (thousands)	(I)	28,461	24,809	26,713	24,821

Adjusted earnings per share, diluted	(A/I)	$0.51	$0.44	$1.01	$0.86
Tangible book value per share, period-end	(G/H)	$17.16	$16.40	$17.16	$16.40

Performance ratios (3)
Adjusted return on assets	(A/D)	0.81%	0.71%	0.79%	0.71%
Adjusted return on equity	(A/E)	7.32	6.32	7.20	6.17
Adjusted return on tangible equity (4)	(A/F)	12.30	11.34	12.23	11.09
Efficiency ratio	(C-L)/(B+J+M)	61.51	62.96	62.34	63.68
Supplementary data (in thousands)
Tax benefit - tax-advantaged commercial project investments (5)	(J)	$4,034	$555	$8,068	$1,110
Non-interest income charge - tax-advantaged commercial project investments (6)	(K)	(2,851)	(417)	(5,703)	(834)
Net income on tax-advantaged commercial project investments	(J+K)	1,183	138	2,365	276
Intangible amortization	(L)	934	1,274	1,835	2,580
Fully taxable equivalent income adjustment	(M)	1,068	852	1,957	1,570

(1)	The out of period adjustment shown above relates to interest income earned on loans acquired in bank acquisitions.

(2)	Total tangible stockholders’ equity is computed by taking total stockholders’ equity less the intangible assets at period-end.

(3)	Ratios are annualized and based on average balance sheet amounts, where applicable. Quarterly data may not sum to year-to-date data due to rounding.

(4)	Adjusted return on tangible equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 40% marginal rate, by tangible equity.

(5)
The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation, low-income housing, new market projects, and renewable energy projects.

(6)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

SUMMARY

Berkshire recorded growth in adjusted earnings per share in the second quarter and first half of 2015 compared to 2014. Adjusted earnings per share have increased sequentially in each quarter since the first quarter of 2014. Adjusted earnings per share exclude non-operating charges. This improvement reflects growth in income from business activities together with the benefit of business combinations including the purchase of New York branches on January 17, 2014 and the acquisition of Hampden Bancorp on April 17, 2015. Improved adjusted earnings also reflect economies resulting from restructuring activities as well as positive operating leverage based on increased market and wallet share in the Company’s footprint. Profitability and efficiency metrics related to adjusted earnings in the most recent quarter were the strongest since the middle of 2013. Due to a dividend increase in January 2015, shareholder dividends increased in the second quarter and first half of 2015 were higher compared to comparable periods in 2014.

First half GAAP earnings per share increased in 2015 compared to 2014, while second quarter GAAP results decreased due to non-operating charges for the Hampden acquisition. GAAP earnings in all periods include the impact of non-operating charges consisting primarily of merger, acquisition, and restructuring related costs.

Total assets increased by 16% in the first half of 2015 primarily due to the Hampden acquisition. Measures of asset quality, capital, liquidity, and interest rate sensitivity have not significantly changed from the start of the year. The Company has used common stock as the primary source of merger consideration and funded asset growth primarily with deposit increases through a combination of acquisition and business activities and promotions.

Second quarter 2015 financial highlights included:

13% increase in commercial loans (8% annualized from business activities)
13% increase in deposits (10% annualized from business activities)
14% increase in fee income
61.5% efficiency ratio
0.05% improvement in adjusted ROA to 0.81% (0.56% GAAP ROA)
0.27% non-performing assets/assets
0.27% net loan charge-offs/average loans

Berkshire produced solid second quarter results from business development across its regions and business lines. Commercial loan activity remained strong and deposit growth improved after the slower winter quarter. Loan and deposit fee income also advanced and mortgage banking revenues remained elevated. The Company is benefiting from heightened recognition in its markets as a preferred partner, combining local focus with strong regional resources.

The acquisition of Hampden Bancorp was completed in April 2015 and the systems conversion was successfully completed in June 2015. Berkshire announced an agreement to acquire Firestone Financial in May 2015, a commercial specialty lender in Eastern Massachusetts, and expeditiously completed the merger effective August 7.

The benefit of positive operating leverage was demonstrated by improvement in Berkshire’s profitability and efficiency in the second quarter compared to the prior quarter. The net interest margin continued to improve and is expected to benefit from the Firestone acquisition. In addition to improving bottom line results, Berkshire introduced Apple Pay™ convenience to our customers, and its employees participated in the biggest Week of Community Service in the Company’s history.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

Summary: Total assets increased by $1.0 billion, or 16%, to $7.5 billion in the first half of 2015, including $688 million in assets resulting from the Hampden acquisition. Deposits grew by $667 million, including $484 million from the Hampden acquisition. Berkshire issued $115 million in net common stock as Hampden merger consideration, which accounted for most of the $118 million increase in equity. Most other balance sheet categories also increased including acquired Hampden balances.

Capital and liquidity ratios improved slightly and remained solid. Berkshire remains modestly asset sensitive in most modeled scenarios of interest rate sensitivity. The Company’s book value per share was generally stable, as Berkshire’s internal capital generation was sufficient to absorb modest dilution from the Hampden acquisition. The acquisition is targeted to provide future accretion to earnings per share while immediately accreting key-operating profitability metrics. Mid-year tangible book value per share measured $17.16 and total book value per share was $28.02.

Cash and Short Term Investments: Cash and short term investments were higher at $206 million at mid-year. The Company acquired $83 million in cash and short term investments from Hampden. Berkshire was active in funds management during the second quarter as it integrated Hampden and funded loan growth. Temporary additional borrowings were repaid on July 1 and mid-year cash balances were elevated in anticipation of this scheduled paydown.

Securities: Total securities increased by $174 million to $1.38 billion in the first half of 2015, including $72 million in balances acquired from Hampden. Some of the Hampden balances were restructured to increase yield and most of the securities growth was in municipal bonds ($61 million) and mortgage-backed securities ($122 million) which consisted primarily of collateralized mortgage obligations. Investments in bank capital instruments were reduced as a result of new regulatory requirements that increased the required capital support for these investments. The Company reduced its investment in equity securities and trust preferred securities by $22 million. The Company continues to focus on loan growth as a primary operating objective; it utilizes the securities portfolio to provide additional income and to accomplish its overall balance sheet and asset liability management objectives. The Company classified most of its municipal securities purchases as held to maturity in the context of its interest rate risk strategies.

The overall portfolio yield of 2.99% in the most recent quarter was little changed from the fourth quarter of 2014. The mid-year portfolio duration was 4.9 years, compared to 4.3 years at the start of the year as longer lived instruments were utilized to mitigate the impact of yield compression in the ongoing low interest rate environment.

During the first quarter of 2015, the Company realized a $1.4 million net loss on bonds due primarily to the sale of a pooled trust preferred security which was reported with a $1.0 million unrealized loss at year-end 2014. The bond losses were offset by $1.4 million in net gains realized on the sale of equity securities. During the second quarter, the Company recognized a $2.2 million gain on its existing investment in Hampden common stock as a result of the acquisition. This stock was converted to Berkshire stock which is held as an investment security by a Bank subsidiary and is eliminated at the consolidated level.

The net unrealized gain on investment securities decreased to $10 million (0.8% of cost) at mid-year 2015 compared to $18 million (1.6% of cost) at year-end 2014 due to the impact of higher interest rates on securities prices at mid-year. There were no material changes in measures of securities asset quality during the first six months of 2015 and no securities impairments recognized during this period.

Loans. Berkshire generated 11% annualized commercial loan growth from business activities in the first half of 2015, while also integrating the acquired Hampden portfolio. The total loan portfolio increased by $604 million to $5.28 billion, including $493 million of Hampden loans along with $132 million of commercial loans from business activities. Residential mortgage growth from business activities was 2% annualized, while the consumer portfolio decreased at an 8% annualized rate, excluding Hampden loans, due to targeted runoff of lower rate super prime auto loans. Lending activities in all portfolios included both direct and indirect originations.

Berkshire continues to target double digit annualized commercial loan growth to increase earnings, market share, and business relationships. Mortgage and consumer loan growth is more affected by balance sheet management considerations depending on market conditions and asset liability objectives. Berkshire’s commercial lending activities produced 7% annualized commercial real estate growth totaling $56 million. The Company recorded 19% annualized growth in commercial and industrial loans from lending activities, including in-market and out-of-market production from established sources. Including Hampden loans, the growth in the commercial real estate portfolio included an $87 million increase in owner occupied properties to $592 million and a $152 million increase to non-owner occupied properties to $892 million. Commercial construction balances increased by $52 million to $225 million.

The Hampden loan portfolio consists largely of Springfield area loans and included $130 million of residential mortgages, $281 million of commercial loans, and $82 million of consumer loans. Determining the fair value of assets acquired in business combinations is a critical accounting estimate. Berkshire estimated the fair value yield of the Hampden portfolio at approximately 4.6% at the acquisition date. Berkshire’s loans from business activities were originated with coupons averaging approximately 3.5% during the second quarter. Due to the added Hampden loans, Berkshire’s overall loan portfolio yield increased to 4.02% in the second quarter of 2015 compared to 3.96% in the fourth quarter of 2014. For its loans from business activities, the Company estimated that its loan yield was approximately stable in the 2015 first quarter, and declined several basis points in the most recent quarter due to yield compression in the ongoing low rate environment. For the most recent several quarters, the Company has been pursuing strategies to remix its portfolio to help offset market related yield compression. This has included outplacing lower margin commercial balances and de-emphasizing the origination of lower yielding super prime auto loans. At mid-year, loans repricing in one to five years measured 25% of total loans, and loans repricing over five years were 40% of total loans. These metrics were little changed from the start of the year.

Asset Quality. Asset quality metrics remained favorable and continued to improve in the first half of 2015. Annualized net loan charge-offs measured 0.26% of average loans during this period,with little difference in the charge-off rate between loans from business activities and from business combinations. Mid-year non-performing assets decreased to $21 million (0.27% of assets) from $24 million (0.37% of assets) at the start of the year. In recent years, prior to its acquisition, Hampden reported negligible loan charge-offs, and it reported non-accruing loans in the area of 1% of total loans.

Due to accounting principles for business combinations, Hampden’s loans are marked to fair value at acquisition and all are recorded as accruing, despite payment status. Accordingly, charge-off and accrual measures for the combined portfolio decreased including the acquired loans and are not fully comparable to prior periods. Berkshire’s fair value estimate of Hampden’s loans included impaired loans with a contractual balance of $28.5 million which were recorded with a fair value of $16.7 million (59% of the contract balance). This including a $7.6 million non-accretable discount and a $4.0 million accretable discount. The accretable discount is based on an average yield of 7.2% and average time of approximately 3.5 years to collect these balances. The total discount recorded on Hampden’s impaired loans was $11.8 million, or 2.4% of the total loan carrying balance at acquisition.

Accruing delinquent loans decreased to 0.41% of total loans from 0.52% in the first half of the year, including accruing loans over 90 days past due which increased slightly to 0.12% from 0.10% due to the Hampden merger accounting. Loans identified as troubled debt restructurings totaled $26 million at mid-year including $12 million which were newly identified in the first half of the year related to a small number of commercial loans. Loans which became non-accruing totaled $5 million in the second quarter, which is within the general run rate range of $4 - 9 million experienced for a number of recent quarters.

Loan Loss Allowance. The determination of the allowance for loan losses is a critical accounting estimate. The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to peer measures.

The total loan loss allowance increased by $1.5 million to $37.2 million in the first half of 2015, including the impact of increased loans from business activities as well as changes in commercial risk ratings. The ratio of the allowance to total loans decreased to 0.70% from 0.76% including the impact of the acquired Hampden balances. For loans from business activities, this ratio decreased to 0.80% from 0.84%. At mid-year, the allowance provided 2.9X coverage of annualized second quarter net charge-offs and 186% coverage of period-end non-accrual loans.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans increased to $148 million (2.0% of assets) at mid-year 2015 from $130 million (2.0% of assets) at the start of the year. This increase was primarily due to a small number of additional commercial loans designated as special mention due to industry related factors. The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore have not generally been viewed as potential problem loans. Potential problem loans decreased to $63 million from $67 million during the first half of the year. The balance of accruing classified acquired loans decreased to $22 million from $24 million during this period despite the addition of the Hampden portfolio. There were no significant changes in the composition of problem assets during 2015 through mid-year. The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined to 26% from 28% during the first six months of 2015.

Deposits. Total deposits increased by 8% annualized from business activities in the first half of the year, including 11% annualized growth in demand deposit balances. Total deposits increased by $667 million to $5.32 billion, including $484 million in acquired balances from Hampden. There was little change in total deposits from business activities in savings and money market balances. Excluding Hampden balances, total NOW deposits decreased due to changes in institutional and corporate balances. Deposit growth included a $196 million increase in brokered balances which helped fund loan growth and contributed to the Company’s targeted asset sensitive interest rate sensitivity profile.

The Hampden deposit portfolio consisted largely of Springfield area accounts and increased Berkshire’s estimated market share to a top five position in that market. These acquired deposits included $97 million in demand deposits, $51 million in NOW accounts, $62 million in money market accounts, $120 million in savings balances, and $154 million in time account balances. The average cost of Hampden’s deposits in the first quarter of 2015, before its acquisition, was approximately 0.57%. The average cost of Berkshire’s combined deposits declined to 0.42% in the most recent quarter from 0.43% in the prior quarter, including a lower cost of money market balances as a result of account changes, along with the ongoing benefit of growth in demand deposits and the benefit of a lower fair value cost assigned to Hampden time deposits. Mid-year brokered time deposits had a cost of 0.64% and an 11.3 month average maturity.

In 2015, the Company has consolidated seven branches and entered an agreement for the sale of its Tennessee branch in the second half of the year. The Company does not expect that its branch consolidations will have any material impact on its deposit balances. The Company ended its participation in the Massachusetts Depositors Insurance Fund (“DIF”) at mid-year 2014 and the one year transitional coverage of existing balances expired early in July, 2015. Hampden Bank’s participation in this fund terminated with no transitional coverage as of the Hampden merger date. Normal FDIC insurance coverage remains in place for the Bank’s deposits. The Company has initiated limited offerings of reciprocal deposit money market accounts, as well as collateralized deposit accounts for certain municipal customers. The DIF transition has affected the pace and mix of deposit growth over the last year. The Company is targeting positive deposit growth in the second half of 2015 through targeted deposit promotions and additional brokered balances as it develops the long run funding for the Firestone acquisition.

New federal regulatory liquidity coverage ratios for the largest banks became effective in 2015, with the potential of increasing competition for retail deposits and reducing competition for large corporate deposits. Additionally, some institutions have offered higher time deposit account rates in anticipation of the initiation of interest rate increases by the Federal Reserve Bank after several years of near-zero short term rates. The Company believes that it may have competitive advantage in the event of interest rate increases due to the comparative stability of some of its more rural deposit markets. The ratio of loans/deposits was 99% at mid-year, compared to 101% at the start of the year, and has initially increased as a result of the Firestone acquisition completed on August 7.

Borrowings, Derivative Financial Instruments and Hedging Activities. Berkshire uses borrowings as a supplement to deposits to fund asset growth. Total borrowings increased by $214 million to $1.27 billion in the first half of 2015. This growth included $120 million in acquired Hampden borrowings and an additional amount of approximately $100 million which was scheduled for repayment on July 1 from excess cash generated through the acquisition of brokered deposits late in June. There were no other significant changes in borrowing activities during the period. A major portion of borrowings is managed on a short term basis under collateralized borrowing arrangements provided through the Federal Home Loan Bank of Boston and is routinely renewed in the normal course of business. Berkshire is using its expanded systems capability to upgrade its collateral support related to existing and acquired loans to facilitate expanded liquidity from the Federal Home Loan Bank. The Bank’s unused borrowing capacity with the FHLBB stood at $541 million at mid-year. The weighted average cost of borrowings decreased to 0.76% in the most recent quarter from 0.85% in the prior quarter due to the higher level of lower rate borrowings in the second quarter, including the fair value costs assigned to Hampden borrowings.

The notional amount of derivatives increased by $145 million to $1.18 billion during the first six months of 2015, including an $86 million increase in derivatives related to commercial loan interest rate swaps and a $56 million increase in derivatives related to mortgage banking. These increases were related to growth in lending activities and customer demand for fixed rate protection against expected future interest rate increases. The net unrealized loss on derivatives increased to $7.9 million from $5.8 million due to the increase in the loss on the Company’s forward starting interest rate swaps to $6.4 million. This reflects the slower pace of future interest rate increases expected by the market at mid-year. The amount of this loss has varied significantly due to the unusually high volatility of long term interest rates in recent periods reflecting uncertainty about domestic and foreign monetary policy.

Stockholders’ Equity. Stockholders’ equity increased by $118 million in the first half of the year, including $115 in stock consideration issued for the Hampden acquisition. Retained earnings contributed $8 million, which was mostly offset by the $7 million decrease in accumulated other comprehensive income. This decrease resulted from the decline in unrealized bond gains previously discussed in the securities section. Total shares outstanding increased by 4.3 million to 29.5 million including 4.2 million shares issued as Hampden merger consideration.

The ratio of tangible equity/assets increased to 7.04% from 6.96% during the first half of 2015. This ratio is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets from equity and assets. The Company generally targets to maintain this measurement within a range of 7-8% and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth. The Hampden acquisition was estimated to be accretive to this capital measure, and the Firestone acquisition is also expected to be accretive to this measure. The ratio of equity/assets increased to 11.00% from 10.91% in the first six months of 2015. Regulatory capital measures also improved during the first half of 2015, with the Bank’s risk based capital increasing to 11.0% of risk weighted assets.

Mid-year tangible book value per share measured $17.16 and was down slightly from $17.19 at year-end 2014. Retained earnings offset most of the dilution from the Hampden acquisition and the decline in other comprehensive income. Mid-year book value per share measured $28.02 compared to $28.17 at year-end 2014 and included the impact of the new shares issued for Hampden at $27.38 per share.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Summary. Berkshire’s results in 2015 included the Hampden Bank operations acquired on April 17, 2015.
As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued as Hampden Bank merger consideration. Results in 2014 included New York branch operations acquired on January 17, 2014.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to ongoing operations. These non-operating items consist primarily of merger, acquisition, conversion, and restructuring expenses, together with gains recorded on securities and investments in acquired banks. Berkshire views its net merger related costs as part of the economic investment for its acquisitions.

Second quarter adjusted net income per share increased by 16% to $0.51 in 2015 from $0.44 in 2014. For the first half of the year, this measure increased by 17% to $1.01 from $0.86. This improvement was due to positive operating leverage driven by revenue growth from acquisitions and business activities, as well as reflecting the benefit of restructuring activities. Management estimated that the Hampden merger was neutral to adjusted earnings per share in the first half of 2015. Second quarter 2015 adjusted earnings per share increased at an 8% annualized rate compared to the prior quarter, demonstrating continued earnings momentum from business activities.

Second quarter GAAP net income per share was $0.35 in 2015 compared to $0.46 in 2014. First half GAAP net income per share was $0.70 and $0.42 in 2015 and 2014, respectively. In addition to operations, GAAP results included non-operating charges including charges from current year acquisitions and also related to the branch acquisition in January, 2014.

Quarterly adjusted EPS and profitability metrics have improved sequentially in all consecutive quarters since the beginning of 2014. Adjusted return on equity improved to 7.3% in the most recent quarter and adjusted return on assets improved to 0.81%. The GAAP measures of 5.1% and 0.56% for these measures, respectively, in the most recent quarter and included the impact of net non-operating charges.

Revenue. Total second quarter net revenue increased by $11 million, or 18%, to $69 million in 2015 compared to 2014. This growth included an estimated $5.3 million related to Hampden operations with the remainder attributable to business activities. Berkshire’s goal is to produce positive operating leverage from revenue growth as it develops revenue synergies in its expanded footprint and from integrated product sales that improve wallet share, while further developing efficiencies in its operations. Annualized second quarter 2015 net revenue measured $9.76 per share, increasing from the prior quarter including the benefits of the Hampden merger.

Net Interest Income. Second quarter 2015 net interest income increased over the prior quarter by $7.1 million, or 16%, and by $8.3 million, or 19%, over the second quarter of 2014. Included in the most recent quarter was an estimated $4.5 million from the Hampden operations acquired on April 17, 2015. Income in all periods included purchased loan accretion, consisting primarily of recoveries on the collection of impaired loans acquired in business combinations. This accretion totaled $2.2 million, $0.3 million, and $1.0 million for the above three periods, respectively. Berkshire has a strong focus on achieving improved values from its management of acquired impaired loans, and these recoveries also reflect the benefit of a stronger market for higher risk assets due to the ongoing impact of low interest rates fostered by federal monetary policy. These recoveries vary from quarter to quarter and are difficult to predict. The Company has focused on building its operating revenues in anticipation of a decrease in these recoveries due to the general seasoning of the acquired loan portfolios. Six month trends in net interest income also reflect double digit year over year increases, while purchased loan accretion totaled $2.5 million and $3.9 million in the first half of 2015 and 2014, respectively. At mid-year 2015, the contractual balance of purchased impaired loans (including Hampden) was $45 million and the carrying balance was $25 million. The $20 million discount on these loans included a $6.5 million accretable balance, which included $4.2 million from Hampden.

In addition to the benefit of growth in average earning assets, net interest income has also recently benefited from improvement in the net interest margin, despite the effects on industry margins of yield compression in the ongoing low interest rate environment. As previously discussed in the Loans section, the Company has pursued a strategy to remix its assets and reduce certain lower yielding loan balances. The net interest margin increased to 3.30% in the most recent quarter, and measured 3.16% excluding purchased loan accretion. The yield on earning assets improved to 3.77%, and the benefit of the higher yielding Hampden loans offset the impact of its lower yielding securities portfolio. The cost of funds declined to 0.49% due to the lower deposit and borrowings costs previously discussed.

Non-Interest Income. Non-interest income increased year over year by $2.3 million in the second quarter and $10.4 million in the first half 2015 compared to 2014. Non-interest income growth reflected the benefit of expanded operations on fee income together with changes in other non-interest income related to merger accounting.

Fee income increased both for the second quarter and for the first six months of 2015 compared to 2014. Second quarter 2015 fee income increased by $1.9 million, or 14%, compared to the prior quarter and by $1.8 million, or 13%, compared to the second quarter of 2014. This growth included an estimated $0.8 million contributed by the Hampden operations in the most recent quarter. Fee income has also benefited from the improved market for residential mortgages in 2015 following a dip in long term interest rates near the start of the year. Second quarter mortgage banking fee income increased by $0.3 million and $0.9 million compared to the prior quarter and year over year. Loan related income increased including higher fees on commercial interest rate swaps and income on the sale of seasoned loans. The second quarter ratio of deposit fee income to average deposits decreased year over year to 0.51% from 0.57% and included the impact of lower overdraft utilization by customers. In the most recent quarter, overdraft fees totaled $2.4 million, card related income totaled $2.1 million, and all other deposit related fee income totaled $1.9 million. Second quarter insurance and wealth revenues advanced modestly year over year. Wealth management income included the benefit of higher stock market prices together with the benefit of business developement. Wealth assets under management totaled $1.4 billion at mid-year 2015. Overall second quarter fee income as a percentage of revenue decreased to 23% from 24% year over year including the impact of Hampden which had a proportionate revenue contribution from fee based products and services.

Other non-interest income includes income on bank owned life insurance as well as capital gains distributions from investments. Non-interest income is stated net of charges to reduce the carrying value of tax-advantaged investments in commercial redevelopment projects. These charges are further discussed in the later section on income tax expense. Income in the most recent quarter included a $2.2 million gain recorded on Hampden stock held since prior to the acquisition announcement. In the first quarter of 2014, non-interest income was net of $8.8 million in charges for the termination of hedges following the New York branch acquisition.

Loan Loss Provision. The provision for loan losses increased year over year by $0.2 million in the second quarter and by $0.7 million in the first half of 2015 compared to 2014. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and reflecting the ongoing improvement in loan performance and credit quality.

Non-Interest Expense. Non-interest expense increased year over year in the second quarter and for the first six months of 2015 compared to 2014 due to non-operating merger charges as well as the addition of the Hampden operations as of April 17, 2015. The Company evaluates its operations based on its measure of operating expense net of non-operating charges as disclosed previously in the reconciliation of non-GAAP measures. Operating non-interest expense in the second quarter of 2015 increased by $4.6 million, or 11% compared to the prior quarter and by $6.2 million, or 16%, compared to the prior year second quarter. The increase included $2.7 million in estimated Hampden operating expense following the Hampden acquisition on April 17, 2015. The remaining increase was primarily related to factors associated with revenue production. These included higher loan related expenses associated with increased loan fee income, mortgage banking income, and impaired loan recoveries. Additionally, the Company's increased financing of tax-advantaged commercial development projects contributed $0.10 per share in the first half of 2015 and the Company reinvested a portion of this benefit into resources targeted towards future revenue generation. In comparison to average assets, annualized operating non-interest expense measured 2.52% in the most recent quarter. This measure has remained in the range of 2.49% - 2.54% over the last five quarters. Management’s focus is on investing in the business while managing overall expenses in proportion to the Company’s growth and achieving higher revenue growth to produce positive operating leverage. Total full time equivalent staff increased by 6% during the most recent quarter to 1,153 including the Hampden team. With its combined strategies of revenue growth and expense management, Berkshire operated with an improved efficiency ratio measuring 61.5% in the most recent quarter. The Company had 93 ongoing branches as of mid-year and in 2015 has consolidated seven branches and entered an agreement to sell its Tennessee branch in the second half of the year.

Income Tax Expense. Berkshire’s increased financing of tax-advantaged commercial development projects contributed $0.09 per share towards earnings in the first half of 2015. Berkshire reinvested a portion of this benefit into professionals and projects targeted towards future revenue generation. Due to its regional reach and resources, the Company has expanded its tax-advantaged investments in redevelopment projects with commercial relationship partners in its communities. This financing results in a charge to non-interest income which is more than offset by the tax benefits recorded as a reduction in income tax expense. The charge to non-interest income represents a reduction in the carrying value of the Company’s project investments; charges totaled $5.8 million in the first half of 2015. The tax benefits include tax credits along with a tax deduction on the amount of the charge. The total tax benefit recognized for these projects was $8.1 million in the first half of the year.

The Company’s second quarter effective income tax rate was 10% in 2015 and 26% in 2014. For the first half of the year, the rate was 7% in 2015 and 26% in 2014. In addition to the above tax credit related investments, the tax rate also includes the benefit of tax advantaged investments in municipal bonds and bank owned life insurance. The lower effective rate in 2015 is primarily due to the increased financing of tax-advantaged commercial development projects. The Company evaluates its effective tax rate on operating earnings. In the most recent quarter, this rate was 17%, including a 16% benefit from tax credit related investments.

Hampden Bancorp Acquisition. The Hampden acquisition was completed on April 17, 2015. Hampden was a community bank headquartered in Springfield, Massachusetts and serving the Springfield area. This in-market merger was targeted to benefit all constituencies, bringing additional products and services to the Hampden customers, providing revenue synergies and cost efficiencies to the combined operations, and boosting Berkshire’s deposit share in the Springfield MSA to a top 5 position based on most recent data. Berkshire is the largest Massachusetts based bank now serving the Springfield market. Berkshire consolidated 3 of the Hampden branches in the most recent quarter and now operates a total of 17 branches in that market, including 7 former Hampden offices.

The total acquisition cost was $119 million and Berkshire issued 4.2 million common shares as merger consideration. The price to tangible book value measured 157% including $8.4 million in pre-tax merger related costs recorded by Hampden and excluding the $4.6 million value of the Hampden shares owned by Berkshire. Berkshire recorded $9.6 million in pre-tax merger related costs through mid-year 2015 and expects to record additional related costs in the third quarter of 2015. The tangible deposit premium measured 8.6%. The Company believes that it is on plan to achieve its cost saves goal within a year of the closing date. The Company has also consolidated three Hampden branches and recorded in non-operating restructuring charges in 2015 for these consolidations.

The Company estimates that Hampden’s operations in the most recent quarter contributed to improvements in its operating profitability ratios but were not accretive to second quarter adjusted earnings per share. The Company is targeting that these operations will be accretive to earnings per share after all cost savings are complete. Based on the pro forma analysis included in the consolidated financial statements, the Hampden acquisition was calculated to be accretive to GAAP EPS for the periods shown based on the stated assumptions, due largely to the lower GAAP EPS resulting from other non-operating activities in those periods.

Due to the stock issued as merger consideration, the Company estimates that the Hampden acquisition improved the ratio of tangible equity/tangible assets by approximately 0.2% and also contributed positively to regulatory capital ratios. The acquisition is estimated to have resulted in approximately $0.30 dilution to tangible book value per share. This exceeded the Company’s original estimate including the impact of litigation costs and additional loan related discount because of the rise in interest rates since the time of the acquisition announcement. The Company continues to target tangible book value dilution payback within approximately 3 years from the merger date based on future merger related operating EPS accretion. The Company also continues to target double digit long run return on the equity invested in this acquisition.

Firestone Financial Acquisition. The Firestone acquisition was completed on August 7, 2015. Based in Needham, Massachusetts, Firestone is a longstanding profitable commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. Firestone lends nationally, financing fitness equipment, carnival rides and games, amusement and video entertainment, gaming, vending, laundry, and ATM machines. This acquisition provides revenue diversification to Berkshire and increased opportunities for cross sales of existing Berkshire products and services. This business is viewed as complementary to Berkshire’s existing specialized financing businesses, including asset based lending and SBA loan programs. Firestone is being operated as a subsidiary of Berkshire Bank and is maintaining its existing operations with a goal of expanding its programs based on Berkshire’s increased capital and financing capabilities.

Second quarter 2015 financial results included $0.9 million in non-operating Firestone merger related charges including legal fees and costs related to regulatory applications and SEC reporting. All other financial statement impacts of this business acquisition are being recorded in the third quarter of 2015 and in future operations. The initial cost of the acquisition was estimated at $53 million and is subject to final adjustment in the third quarter of 2015. Merger consideration was 75% stock and 25% cash. The Company has issued 1.4 million shares as initial merger consideration, which is subject to adjustment in the third quarter.

The Company is targeting that this acquisition will be accretive to adjusted earnings per share and profitability metrics after Firestone’s operations are integrated. The transaction is expected to be accretive to the Company’s capital ratios and that dilution to tangible book value per share will not exceed $0.10. The Company’s goal is that Firestone’s operations will produce a double digit return on its equity investment and tangible book value dilution will be repaid from Firestone’s operating earnings accretion in 2.5 years.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments - banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, first half income increased to $1.0 million in 2015 from $0.8 million in the prior year due to a 9% reduction in operating expenses. For the Parent, operating results primarily reflected changes in the operations of its bank subsidiary.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. For the first half the year, total comprehensive income decreased to $11.8 million in 2015 compared to $23.7 million in the prior year. Net income increased by $8.4 million to $18.8 million. This improvement was offset by a change in the unrealized gain on investment securities. This gain decreased by $6.7 million in 2015 whereas the gain had improved by $17.1 million in 2014. This resulted in a $23.8 million adverse swing in the contribution from unrealized securities gains from year to year. This was due to a general improvement in bond prices in the first half of 2014 which was followed by a general decline in bond prices in the first half of 2015 as a result of changes in long term interest rates. The adverse effect of this swing was partially offset by a tax related benefit on this change in unrealized bond gains.

Liquidity and Cash Flows. During the first half of 2015, increased deposits were the primary source of funds and net loan growth was the primary use of funds. The increase in cash in 2015 included funds that were used to pay down borrowings on July 1. Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset/liability objectives. In select cases, the Bank may offer collateralized deposits to municipalities or insured reciprocal deposits to large institutional accounts to supplement its deposit insurance protection in place of its previous participation in the Depositors Insurance Fund.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses. As of June 30, 2015, the Bank had approximately $541 million in borrowing availability with the Federal Home Loan Bank. This was increased from $246 million at the start of the year due to additional collateral that was pledged to the FHLBB, together with the collateral provided through the Hampden acquisition.

Berkshire Hills Bancorp had a cash balance totaling $28 million as of June 30, 2015 which was on deposit with Berkshire Bank. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid a $12 million dividend to the Parent in the first half of 2015. The Parent has a $10 million revolving line of credit provided by a correspondent bank. The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service. The Parent's cash at mid-year included cash acquired from Hampden Bancorp.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements. At June 30, 2015, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as

“Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2014 Form 10-K.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Risk Management/Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that Berkshire’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/or the Bank.

The Company issued approximately 4.2 million net shares as merger consideration for the acquisition of Hampden Bancorp on April 17, 2015 in accordance with the terms of the merger agreement. Most of the Company’s capital ratios improved as a result of this acquisition. The Company issued approximately 1.4 million shares for the acquisition of Firestone Financial on August 7, 2015 and the Company also expects that this acquisition will be accretive to its capital ratios.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2014 Form 10-K and information relating to payments due under contractual obligations is presented in the 2014 form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. Aside from the completion of the Hampden Bancorp acquisition on April 17, 2015, there have been no significant changes in off-balance sheet arrangements and contractual obligations since year-end 2014. Berkshire is modifying certain Hampden off-balance sheet arrangements and contractual obligations as a result of the merger. The Firestone Financial acquisition was a significant off-balance sheet contractual obligation at mid-year. This acquisition obligation was completed on August 7, 2015 and Firestone’s routine operating commitments are not viewed as material to the Company’s total obligations. As a result of its restructuring activities, including branch consolidations, certain facilities leases have been terminated during the first half of 2015.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at June 30, 2015 compared to December 31, 2014. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, which had an estimated fair value premium of $50 million (1% of loans) at mid-year, which was not substantially changed from the prior year-end.

 ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first half of 2015. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2014. Berkshire’s objective is to maintain an asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped and shocked interest rate changes on net interest income in the one year, two year, and three year time horizons, including parallel shifts and yield curve twists. The Company also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

As of June 30, 2015, there were no significant changes in the Company’s methodologies for measuring the sensitivity of net interest income to changes in market interest rates. The Company remains modestly asset sensitive in most interest rate scenarios. Increases in interest rates which result from a parallel shift in the yield curve generally result in higher interest income in most future periods compared to the base scenario of unchanged interest rates. Interest income is positively affected in the range of 1.5% - 2% in the third year compared to this base scenario. This reflects the repricing of assets in an upward rate environment, together with the benefit of the fixed payment swaps. The Company’s position tends to be initially asset sensitive as prime and LIBOR indexed loans are expected to react quickly to rate changes while modeled deposit rate changes are expected to react less quickly. The Company’s asset sensitivity in the third year is modestly lower than the 5% estimate at the end of the prior quarter due to the integration of the liability sensitive Hampden balance sheet. The Firestone acquisition, which consists primarily of variable rate loans, is not expected to have a material impact on interest rate sensitivity measures. If interest rates remain unchanged or if the yield curve flattens due to higher short term rates, the Company’s net interest income could be negatively impacted in the initial effective period of the swaps due to the contracted fixed payments, together with the ongoing effects of asset yield compression which have pressured industry margins in recent years. Through its pricing disciplines and mix of business, Berkshire’s goal is to manage its balance sheet to support the net interest margin in the event that interest rates do not rise as anticipated by management during the effective period of the swaps.

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

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the future, as anticipated. At June 30, 2015, the Company estimated that the economic value of equity, including estimates related to Hampden, would decrease by approximately 7% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits. This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results. The sensitivity of equity at risk in the modeled scenario decreased modestly from 9% at year-end 2014. Equity at risk is not expected to be materially impacted by the Firestone acquisition.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2015, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.
ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. As a result of the closing of the Hampden Bancorp acquisition on April 17, 2015, the risks related to the failure to complete that acquisition are no longer relevant. The risks related to the acquisition of Firestone Financial were described in the Form S4/A filed by Berkshire on June 29, 2015. The risks related to the failure to complete that acquisition are no longer relevant. There have been no other material changes in the Company’s Risk Factors during the first half of 2015.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                 No Company unregistered securities were sold during the quarter ended June 30, 2015.
(b)                 Not applicable.
(c)                  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2015.

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2015	—	$—	—	18,113
May 1-31, 2015	—	—	—	18,113
June 1-30, 2015	—	—	—	18,113
Total	—	$—	—	18,113
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
2.2
Agreement and Plan of Merger, dated as of May 21, 2015, by and among Firestone Financial Corp., Berkshire Hills Bancorp, Inc., Berkshire Bank, Jacob Acquisition LLC, and David S. Cohen, solely in his capacity as the representative of the Firestone security holders (15)

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
_______________________________________

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on November 4, 2014.

(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on April 28, 2015.

(4)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.

(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.

(6)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.

(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.

(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.

(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.

(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.

(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.

(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.

(13)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

(14)	Incorporated herein by reference from Exhibits to the Form 10-K as filed on March 16, 2015.

(15)	Incorporated herein by reference from Exhibits to the Form 8-K as filed on May 22, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 10, 2015	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: August 10, 2015	By:	/s/ Josephine Iannelli
Josephine Iannelli
Executive Vice President, Chief Financial Officer