Form 10-Q
period 2015-09-30
BERKSHIRE HILLS BANCORP INC
filed 2015-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The Registrant had 30,982,398 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2015.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In thousands, except share data)
Assets
Cash and due from banks	$50,716	$54,179
Short-term investments	42,855	17,575
Total cash and cash equivalents	93,571	71,754
Trading security, at fair value	14,587	14,909
Securities available for sale, at fair value	1,175,630	1,091,818
Securities held to maturity (fair values of $136,102 and $44,997)	133,165	43,347
Federal Home Loan Bank stock and other restricted securities	73,069	55,720
Total securities	1,396,451	1,205,794
Loans held for sale	25,472	19,493

Residential mortgages	1,769,271	1,496,204
Commercial real estate	2,021,300	1,611,567
Commercial and industrial loans	1,065,325	804,366
Consumer loans	809,034	768,463
Total loans	5,664,930	4,680,600
Less: Allowance for loan losses	(38,180)	(35,662)
Net loans	5,626,750	4,644,938
Premises and equipment, net	86,809	87,279
Other real estate owned	2,487	2,049
Goodwill	324,958	264,742
Other intangible assets	11,586	11,528
Cash surrender value of bank-owned life insurance policies	124,278	104,588
Deferred tax assets, net	42,198	28,776
Other assets	69,928	61,090
Total assets	$7,804,488	$6,502,031
Liabilities
Demand deposits	$1,001,777	$869,302
NOW deposits	476,351	426,108
Money market deposits	1,485,392	1,407,179
Savings deposits	603,596	496,344
Time deposits	1,940,213	1,455,746
Total deposits	5,507,329	4,654,679
Short-term debt	1,095,300	900,900
Long-term Federal Home Loan Bank advances	116,513	61,676
Subordinated borrowings	89,798	89,747
Total borrowings	1,301,611	1,052,323
Other liabilities	113,980	85,742
Total liabilities	$6,922,920	$5,792,744

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 32,321,962 shares issued and 30,949,168 shares outstanding in 2015; 26,525,466 shares issued and 25,182,566 shares outstanding in 2014)	322	265
Additional paid-in capital	742,334	585,289
Unearned compensation	(7,094)	(6,147)
Retained earnings	173,769	156,446
Accumulated other comprehensive income	2,055	6,579
Treasury stock, at cost (1,203,863 shares in 2015 and 1,342,900 shares in 2014)	(29,818)	(33,145)
Total stockholders’ equity	881,568	709,287
Total liabilities and stockholders’ equity	$7,804,488	$6,502,031

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income
Loans	$56,343	$43,958	$152,292	$128,761
Securities and other	9,109	8,098	26,314	24,265
Total interest and dividend income	65,452	52,056	178,606	153,026
Interest expense
Deposits	6,046	4,877	16,287	14,076
Borrowings	2,435	2,230	7,218	6,906
Total interest expense	8,481	7,107	23,505	20,982
Net interest income	56,971	44,949	155,101	132,044
Non-interest income
Loan related income	1,537	1,471	5,603	4,565
Mortgage banking income	693	994	3,492	2,057
Deposit related fees	6,549	6,449	18,668	18,498
Insurance commissions and fees	2,544	2,632	7,997	8,141
Wealth management fees	2,376	2,330	7,376	7,173
Total fee income	13,699	13,876	43,136	40,434
Other	(1,050)	520	(3,563)	1,446
Gain on sale of securities, net	49	245	2,467	482
Loss on termination of hedges	—	—	—	(8,792)
Total non-interest income	12,698	14,641	42,040	33,570
Total net revenue	69,669	59,590	197,141	165,614
Provision for loan losses	4,240	3,685	12,295	11,070
Non-interest expense
Compensation and benefits	25,237	20,665	71,551	60,803
Occupancy and equipment	6,827	6,780	21,178	20,250
Technology and communications	4,645	3,484	12,328	11,062
Marketing and promotion	781	659	2,294	1,801
Professional services	1,053	830	3,700	3,006
FDIC premiums and assessments	1,157	1,163	3,429	3,201
Other real estate owned and foreclosures	298	13	800	569
Amortization of intangible assets	887	1,236	2,722	3,816
Acquisition, restructuring and conversion related expenses	3,361	238	16,493	6,729
Other	5,132	4,619	14,056	13,072
Total non-interest expense	49,378	39,687	148,551	124,309

Income before income taxes	16,051	16,218	36,295	30,235
Income tax expense	1,350	4,230	2,791	7,888
Net income	$14,701	$11,988	$33,504	$22,347

Earnings per share:
Basic	$0.49	$0.48	$1.21	$0.90
Diluted	$0.49	$0.48	$1.20	$0.90

Weighted average common shares outstanding:
Basic	29,893	24,747	27,685	24,721
Diluted	30,069	24,861	27,847	24,835
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$14,701	$11,988	$33,504	$22,347
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	8,207	(3,858)	1,474	13,275
Changes in unrealized loss on derivative hedges	(4,369)	980	(7,486)	2,246
Changes in unrealized gain on terminated swaps	—	—	—	3,237
Changes in unrealized loss on pension	65	(455)	(1,402)	(455)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(3,186)	1,477	(692)	(5,004)
Changes in unrealized loss on derivative hedges	1,761	(396)	3,017	(906)
Changes in unrealized gain on terminated swaps	—	—	—	(1,312)
Changes in unrealized loss on pension	(26)	184	565	184
Total other comprehensive income (loss)	2,452	(2,068)	(4,524)	11,265
Total comprehensive income	$17,153	$9,920	$28,980	$33,612

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	22,347	—	—	22,347
Other comprehensive income	—	—	—	—	—	11,265	—	11,265
Total comprehensive income								33,612
Cash dividends declared ($0.54 per share)	—	—	—	—	(13,694)	—	—	(13,694)
Treasury stock purchased	(100)	—	—	—	—	—	(2,468)	(2,468)
Forfeited shares	(7)	—	(6)	176	—	—	(170)	—
Exercise of stock options	89	—	—	—	(1,163)	—	2,215	1,052
Restricted stock grants	175	—	(3)	(4,319)	—	—	4,322	—
Stock-based compensation	—	—	41	2,816	—	—	—	2,857
Net tax benefit related to stock-based compensation	—	—	(1,973)	—	—	—	—	(1,973)
Other, net	(20)	—	(6)	—	—	—	(505)	(511)
Balance at September 30, 2014	25,173	$265	$585,300	$(6,890)	$149,448	$2,208	$(33,394)	$696,937

Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	33,504	—	—	33,504
Other comprehensive loss	—	—	—	—	—	(4,524)	—	(4,524)
Total comprehensive income								28,980
Acquisition of Hampden Bancorp, Inc. (1)	4,186	42	114,562	—			—	114,604
Acquisition of Firestone Financial	1,442	15	42,092	—	—			42,107
Cash dividends declared ($0.57 per share)	—	—	—	—	(16,016)	—	—	(16,016)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(19)	—	42	479	—	—	(521)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	182	—	316	(4,804)	—	—	4,488	—
Stock-based compensation	—	—	—	3,378	—	—	—	3,378
Net tax benefit related to stock-based compensation	—	—	26	—	—	—	—	26
Other, net	(36)	—	7	—	—	—	(921)	(914)

Balance at September 30, 2015	30,949	$322	$742,334	$(7,094)	$173,769	$2,055	$(29,818)	$881,568

(1) The Company's common stock includes the elimination of $4.6 million (168,931 shares) of Berkshire Hills Bancorp stock held by a subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$33,504	$22,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,295	11,070
Net amortization of securities	2,282	1,380
Change in unamortized net loan costs and premiums	(716)	(2,260)
Premises and equipment depreciation and amortization expense	6,443	6,127
Stock-based compensation expense	3,377	2,855
Accretion of purchase accounting entries, net	(6,383)	(4,989)
Amortization of other intangibles	2,722	3,816
Write down of other real estate owned	480	160
Excess tax loss from stock-based payment arrangements	(26)	(101)
Income from cash surrender value of bank-owned life insurance policies	(2,401)	(2,219)
Gain on sales of securities, net	(2,467)	(482)
Net (increase) in loans held for sale	(5,060)	(13,251)
Loss on disposition of assets	2,208	668
Loss on sale of real estate	240	148
Loss on termination of hedges	—	3,237
Amortization of interest in tax-advantaged projects	8,577	1,869
Net change in other	(4,236)	(9,362)
Net cash provided by operating activities	50,839	21,013

Cash flows from investing activities:
Net decrease in trading security	424	403
Proceeds from sales of securities available for sale	24,389	143,488
Proceeds from maturities, calls and prepayments of securities available for sale	143,489	102,425
Purchases of securities available for sale	(236,601)	(524,809)
Proceeds from maturities, calls and prepayments of securities held to maturity	6,889	3,761
Purchases of securities held to maturity	(62,074)	(1,436)
Net change in loans	(327,813)	(374,616)
Purchases of bank owned life insurance	554	—
Proceeds from sale of Federal Home Loan Bank stock	306	5,213
Purchase of Federal Home Loan Bank stock	(10,706)	(9,576)
Net investment in limited partnership tax credits	(2,500)	(2,884)
Proceeds from the sale of premises and equipment	1,932	2,315
Purchase of premises and equipment, net	(3,961)	(6,224)
Acquisitions, net of cash paid	74,324	423,416
Proceeds from sale of other real estate	1,705	1,571
Net cash used in investing activities	(389,643)	(236,953)
(continued)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	393,762	249,507
Proceeds from Federal Home Loan Bank advances and other borrowings	6,441,300	4,722,052
Repayments of Federal Home Loan Bank advances and other borrowings	(6,458,567)	(4,745,324)
Purchase of treasury stock	—	(2,468)
Exercise of stock options	116	1,052
Excess tax loss from stock-based payment arrangements	26	101
Common stock cash dividends paid	(16,016)	(13,694)
Net cash provided by financing activities	360,621	211,226

Net change in cash and cash equivalents	21,817	(4,714)

Cash and cash equivalents at beginning of year	71,754	75,539

Cash and cash equivalents at end of year	$93,571	$70,825

Supplemental cash flow information:
Interest paid on deposits	$15,833	$13,901
Interest paid on borrowed funds	7,069	7,719
Income taxes paid, net	1,125	473

Acquisition of non-cash assets and liabilities:
Assets acquired	948,796	18,064
Liabilities assumed	(762,261)	(441,550)

Other non-cash changes:
Other net comprehensive income	(4,524)	8,028
Real estate owned acquired in settlement of loans	2,747	3,975

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

In August 2014, the FASB issued ASU No. 2014-14 related to classification of certain government-guaranteed mortgage loans upon foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-

guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015, which did not have a material effect on our consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Berkshire Hills Bancorp common stock issued to Hampden common stockholders				$114,604
Fair value of Hampden shares previously owned by the Company prior to acquisition				4,632
Total consideration paid				$119,236
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$83,134	$—		$83,134
Investment securities	72,439	(224)	(a)	72,215
Loans	501,870	(8,101)	(b)	493,769
Premises and equipment	4,449	775	(c)	5,224
Core deposit intangibles	—	2,780	(d)	2,780
Deferred tax assets, net	3,875	3,091	(e)	6,966
Other assets	22,919	560	(f)	23,479
Deposits	(482,130)	(1,439)	(g)	(483,569)
Borrowings	(117,135)	(2,380)	(h)	(119,515)
Other liabilities	(8,395)	(124)	(i)	(8,519)
Total identifiable net assets	$81,026	$(5,062)		$75,964

Goodwill				$43,272

Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of investments to their estimated fair value based on fair values on the date of acquisition.

(b)
The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a book value of $28.5 million and have a fair value $16.7 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $473.4 million and have a fair value of $477.1 million. ASC 310-30 loans have a $4.0 million fair value adjustment discount that is accretable in earnings over an estimated five year life using the effective yield as determined on the date of acquisition.  The effective yield is periodically adjusted for changes in expected cash flows.  ASC 310-10 loans have a $0.4 million fair value adjustment premium that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.
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

Direct acquisition and integration costs of the Hampden acquisition were expensed as incurred, and totaled $9.6 million during the nine months ending September 30, 2015 and there were $0 million for the same period of 2014.

Firestone Financial Corp.
On August 7, 2015, the Company acquired all of the outstanding common shares of Firestone Financial Corp. (“Firestone”). Firestone is located in Needham, Massachusetts and is engaged in providing equipment financing for amusement, vending, laundry, and fitness industries nationwide. Firestone continues to operate as a wholly-owned subsidiary of Berkshire Bank. This business combination increases Berkshire’s market share in its franchise and the goodwill recognized results from the expected synergies and earnings accretion from this combination, including future cost savings related to Firestone’s operations.

Based on the merger agreement, Firestone shareholders received 1.442 million shares of Berkshire common stock and $13.4 million in cash. The 1.442 million shares of Berkshire common stock issued for this transaction was valued at $29.20 per share based on the closing price of Berkshire posted on August 7, 2015, resulting in a stock consideration value of $42.1 million. Additionally, the Company extinguished Firestone’s $11.8 million commercial loan from Berkshire Bank, resulting in a $67.3 million total consideration paid for the acquisition of Firestone.

The results of Firestone’s operations are included in the Company's Consolidated Statement of Income from the date of acquisition. The assets and liabilities in the Firestone acquisition were recorded at their fair value based on management’s best estimate using information available as of the date of acquisition. Consideration paid, and fair values of Firestone’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

		Fair Value		As Recorded at
(in thousands)	As Acquired	Adjustments		Acquisition
Consideration paid:
Berkshire Hills Bancorp common stock issued to Firestone common stockholders				$42,107
Cash paid to Firestone common stockholders				13,387
Total merger consideration (1)				$55,494

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	4,577	—		4,577
Loans	194,622	(2,668)	(a)	191,954
Premises and equipment	1,356	(835)	(b)	521
Deferred tax assets, net	162	2,850	(c)	3,012
Other assets	1,863	(1,002)	(d)	861
Borrowings (1)	(159,312)			(159,312)
Other liabilities	(3,198)	76	(e)	(3,122)
Total identifiable net assets	40,070	(1,579)		38,491

Goodwill				$17,003
(1) Amounts exclude $11.8 million of Firestone's commercial loan with the Company, which was effectively settled upon acquisition.

Explanation of Certain Fair Value Adjustments
(a) The adjustment represents a write-down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a book value of $5.4 million and have a fair value $1.5 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $192.7 million and have a fair value of $190.4 million. ASC 310-30 loans have a $0.8 million fair value adjustment discount that is accretable in earnings over an estimated three year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected cash flows. ASC 310-10 loans have a $2.3 million fair value adjustment discount that is amortized into earnings over the remaining term of the loans using the effective interest method.
(b) The adjustment is a write-off of capitalized costs associated with Firestone’s internally developed accounting software, the development of which has been ceased due to pending conversion of Firestone’s accounting system to the Company’s existing system.
(c) Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.
(d) The adjustment consists of a $0.8 million write-off of capitalized loan costs due to no future economic benefits, a
$117 thousand write-off of equipment held for sale due to an estimated zero resale value, and a $75 thousand swap termination fee for prepayment of Firestone’s borrowings.
(e) The adjustment is a write-off of a deferred rent accrual.

The method to determine the fair value of the loans acquired from Firestone was consistent with the method used in the Hampden acquisition. Accordingly, there was no carryover of Firestone’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to ASC 310-30 as of August 7, 2015 is as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$5,369
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,000)
Expected cash flows at acquisition	2,369
Interest component of expected cash flows (accretable discount)	(827)
Fair value of acquired loans	$1,542
The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.

Direct acquisition and integration costs of the Firestone acquisition were expensed as incurred, and totaled $1.5 million during the nine months ending September 30, 2015 and there were none for the same period of 2014.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisitions of Hampden and Firestone assuming these acquisitions were completed as of January 1, 2014. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the time of the acquisitions. These adjustments would have been different if they had been recorded on January 1, 2014, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company, Hampden, and Firestone had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented plus the 5.63 million shares issued as a result of Hampden and Firestone acquisitions. The unaudited pro forma information is based on the actual financial statements of Berkshire, Hampden, and Firestone for the periods shown until the dates of acquisitions, at which time the Hampden and Firestone operations became included in Berkshire’s financial statements.

The unaudited pro forma information, for the nine months ended September 30, 2015 and 2014, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit intangible; and (c) an estimated tax rate of 40.3 percent. Direct acquisition expenses incurred by Berkshire during 2015 as noted above, and $7.7 million and $1.5 million recorded by Hampden and Firestone, respectively, are reversed for the purposes of this unaudited pro forma information. Also excluded during 2015, was a $2.2 million gain on Hampden stock that was held by Berkshire at the time of acquisition. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur after September 30, 2015.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Nine Months Ended September 30,
	2015	2014

Net interest income	$171,485	$161,316
Non-interest income	41,490	36,455
Net income	41,341	31,079

Pro forma earnings per share:
Basic	$1.36	$1.02
Diluted	$1.35	$1.02

The Company has determined it is impractical to report the amounts of revenue and earnings of the acquired entities since the acquisition dates. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the consolidated statement of income.

NOTE 3.                                              TRADING SECURITY
The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.1 million and $12.6 million, and a fair value of $14.6 million and $14.9 million, at September 30, 2015 and December 31, 2014, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2015.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$98,790	$3,988	$(552)	$102,226
Government-guaranteed residential mortgage-backed securities	68,785	748	(113)	69,420
Government-sponsored residential mortgage-backed securities	893,307	12,317	(1,788)	903,836
Corporate bonds	51,996	268	(2,345)	49,919
Trust preferred securities	11,730	385	—	12,115
Other bonds and obligations	3,189	8	—	3,197
Total debt securities	1,127,797	17,714	(4,798)	1,140,713
Marketable equity securities	31,345	5,252	(1,680)	34,917
Total securities available for sale	1,159,142	22,966	(6,478)	1,175,630

Securities held to maturity
Municipal bonds and obligations	95,833	1,897	(306)	97,424
Government-sponsored residential mortgage-backed securities	68	4	—	72
Tax advantaged economic development bonds	36,934	1,342	—	38,276
Other bonds and obligations	330	—	—	330
Total securities held to maturity	133,165	3,243	(306)	136,102

Total	$1,292,307	$26,209	$(6,784)	$1,311,732

December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$127,014	$6,859	$(174)	$133,699
Government-guaranteed residential mortgage-backed securities	68,972	702	(206)	69,468
Government-sponsored residential mortgage-backed securities	755,893	7,421	(3,130)	760,184
Corporate bonds	55,134	120	(1,103)	54,151
Trust preferred securities	16,607	820	(1,212)	16,215
Other bonds and obligations	3,211	—	(52)	3,159
Total debt securities	1,026,831	15,922	(5,877)	1,036,876
Marketable equity securities	48,993	7,322	(1,373)	54,942
Total securities available for sale	1,075,824	23,244	(7,250)	1,091,818

Securities held to maturity
Municipal bonds and obligations	4,997	—	—	4,997
Government-sponsored residential mortgage-backed securities	70	4	—	74
Tax advantaged economic development bonds	37,948	1,680	(34)	39,594
Other bonds and obligations	332	—	—	332
Total securities held to maturity	43,347	1,684	(34)	44,997

Total	$1,119,171	$24,928	$(7,284)	$1,136,815

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2015 are presented below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown in total, as their maturities are highly variable.  Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$4,404	$4,404
Over 1 year to 5 years	3,455	3,472	17,831	18,542
Over 5 years to 10 years	58,026	56,329	13,312	13,548
Over 10 years	104,224	107,656	97,550	99,536
Total bonds and obligations	165,705	167,457	133,097	136,030

Marketable equity securities	31,345	34,917	—	—
Residential mortgage-backed securities	962,092	973,256	68	72
Total	$1,159,142	$1,175,630	$133,165	$136,102

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2015

Securities available for sale
Debt securities:
Municipal bonds and obligations	$291	$14,940	$261	$6,982	$552	$21,922
Government-guaranteed residential mortgage-backed securities	25	2,624	88	8,697	113	11,321
Government-sponsored residential mortgage-backed securities	363	116,232	1,425	138,261	1,788	254,493
Corporate bonds	2,345	35,085	—	—	2,345	35,085
Trust preferred securities	—	—	—	—	—	—
Other bonds and obligations	—	138	—	42	—	180
Total debt securities	3,024	169,019	1,774	153,982	4,798	323,001

Marketable equity securities	395	2,745	1,285	9,509	1,680	12,254
Total securities available for sale	3,419	171,764	3,059	163,491	6,478	335,255

Securities held to maturity
Municipal bonds and obligations	231	20,149	75	2,933	306	23,082
Tax advantaged economic development bonds	—	—	—	—	—	—
Total securities held to maturity	231	20,149	75	2,933	306	23,082

Total	$3,650	$191,913	$3,134	$166,424	$6,784	$358,337

December 31, 2014

Securities available for sale
Debt securities:
Municipal bonds and obligations	$8	$1,001	$166	$7,206	$174	$8,207
Government guaranteed residential mortgage-backed securities	46	7,122	160	16,727	206	23,849
Government-sponsored residential mortgage-backed securities	236	30,672	2,894	167,473	3,130	198,145
Corporate bonds	1,103	39,571	—	—	1,103	39,571
Trust preferred securities	65	935	1,147	2,408	1,212	3,343
Other bonds and obligations	—	—	52	3,035	52	3,035
Total debt securities	1,458	79,301	4,419	196,849	5,877	276,150

Marketable equity securities	1,039	9,902	334	4,755	1,373	14,657
Total securities available for sale	2,497	89,203	4,753	201,604	7,250	290,807

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	7,972	34	7,972
Total securities held to maturity	—	—	34	7,972	34	7,972

Total	$2,497	$89,203	$4,787	$209,576	$7,284	$298,779
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2015, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2015:
AFS municipal bonds and obligations
At September 30, 2015, 18 of the total 122 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market.  At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk.  There were no material underlying credit downgrades during the quarter.  All securities are performing.
AFS residential mortgage-backed securities
At September 30, 2015, 77 out of the total 253 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.
AFS corporate bonds
At September 30, 2015, 3 out of 5 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 6.3% of the amortized cost of bonds in unrealized loss positions.  The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.  None of the bonds are investment grade rated.

At September 30, 2015, $2.3 million of the total unrealized losses was attributable to a $31.8 million investment.  The Company evaluated this security, with a Level 2 fair value of $29.5 million, for potential other-than-temporary impairment (“OTTI”) at September 30, 2015 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.
AFS other bonds and obligations
At September 30, 2015, 4 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.
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
At September 30, 2015, 9 out of the total 25 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 12.1% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at September 30, 2015.  As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.
Securities Held to Maturity
HTM Municipal bonds and obligations
At September 30, 2015, 17 of the total 105 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.3% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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
Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	September 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$1,382,068	$351,104	$1,733,172	$1,199,408	$268,734	$1,468,142
Construction	33,441	2,658	36,099	27,044	1,018	28,062
Total residential mortgages	1,415,509	353,762	1,769,271	1,226,452	269,752	1,496,204

Commercial real estate:
Construction	203,858	43,508	247,366	169,189	4,201	173,390
Single and multi-family	202,187	41,042	243,229	140,050	53,168	193,218
Other commercial real estate	1,173,168	357,537	1,530,705	1,030,837	214,122	1,244,959
Total commercial real estate	1,579,213	442,087	2,021,300	1,340,076	271,491	1,611,567

Commercial and industrial loans:
Asset based lending	330,706	—	330,706	341,246	—	341,246
Other commercial and industrial loans	484,476	250,143	734,619	411,945	51,175	463,120
Total commercial and industrial loans	815,182	250,143	1,065,325	753,191	51,175	804,366

Total commercial loans	2,394,395	692,230	3,086,625	2,093,267	322,666	2,415,933

Consumer loans:
Home equity	299,250	57,313	356,563	252,681	65,951	318,632
Auto and other	306,685	145,786	452,471	346,480	103,351	449,831
Total consumer loans	605,935	203,099	809,034	599,161	169,302	768,463

Total loans	$4,415,839	$1,249,091	$5,664,930	$3,918,880	$761,720	$4,680,600

The carrying amount of the acquired loans at September 30, 2015 totaled $1.2 billion.  A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $23.5 million (and a note balance of $45.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans that were considered not impaired at the acquisition date had a carrying amount of $1.2 billion.
The carrying amount of the acquired loans at December 31, 2014 totaled $762 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $13.8 million (and a note balance of $25.8 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans that were considered not impaired at the acquisition date had a carrying amount of $747.9 million.
The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of period	$6,540	$2,440
Acquisitions	684	—
Sales	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	1,214	1,214
Change in cash flows that do not affect nonaccretable difference	—	—
Accretion	(967)	(458)
Balance at end of period	$7,471	$3,196

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of period	$2,541	$2,559
Acquisitions	4,178	—
Sales	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	2,950	2,793
Change in cash flows that do not affect nonaccretable difference	—	(149)
Accretion	(2,882)	(2,007)
Balance at end of period	$7,471	$3,196

The following is a summary of past due loans at September 30, 2015 and December 31, 2014:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2015
Residential mortgages:
1-4 family	$1,943	$1,288	$3,986	$7,217	$1,374,851	$1,382,068	$1,134
Construction	—	—	—	—	33,441	33,441	—
Total	1,943	1,288	3,986	7,217	1,408,292	1,415,509	1,134
Commercial real estate:
Construction	—	—	59	59	203,799	203,858	—
Single and multi-family	133	149	64	346	201,841	202,187	64
Other commercial real estate	1,109	2,077	4,530	7,716	1,165,452	1,173,168	221
Total	1,242	2,226	4,653	8,121	1,571,092	1,579,213	285
Commercial and industrial loans:
Asset based lending	—	—	—	—	330,706	330,706	—
Other commercial and industrial loans	1,535	509	7,740	9,784	474,692	484,476	161
Total	1,535	509	7,740	9,784	805,398	815,182	161
Consumer loans:
Home equity	563	275	2,416	3,254	295,996	299,250	1,030
Auto and other	966	131	471	1,568	305,117	306,685	5
Total	1,529	406	2,887	4,822	601,113	605,935	1,035
Total	$6,249	$4,429	$19,266	$29,944	$4,385,895	$4,415,839	$2,615

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$5,580	$146	$4,053	$9,779	$1,189,629	$1,199,408	$1,527
Construction	666	410	—	1,076	25,968	27,044	—
Total	6,246	556	4,053	10,855	1,215,597	1,226,452	1,527
Commercial real estate:
Construction	—	2,000	720	2,720	166,469	169,189	—
Single and multi-family	178	156	458	792	139,258	140,050	—
Other commercial real estate	692	705	9,383	10,780	1,020,057	1,030,837	621
Total	870	2,861	10,561	14,292	1,325,784	1,340,076	621
Commercial and industrial loans:
Asset based lending	—	—	—	—	341,246	341,246	—
Other commercial and industrial loans	1,040	498	856	2,394	409,551	411,945	6
Total	1,040	498	856	2,394	750,797	753,191	6
Consumer loans:
Home equity	333	1,000	1,387	2,720	249,961	252,681	230
Auto and other	831	65	315	1,211	345,269	346,480	10
Total	1,164	1,065	1,702	3,931	595,230	599,161	240
Total	$9,320	$4,980	$17,172	$31,472	$3,887,408	$3,918,880	$2,394

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2015
Residential mortgages:
1-4 family	$1,339	$322	$2,101	$3,762	$2,647	$351,104	$388
Construction	—	—	—	—	—	2,658	—
Total	1,339	322	2,101	3,762	2,647	353,762	388
Commercial real estate:
Construction	—	—	—	—	2,038	43,508	—
Single and multi-family	—	2,556	130	2,686	1,372	41,042	—
Other commercial real estate	728	—	1,195	1,923	14,200	357,537	—
Total	728	2,556	1,325	4,609	17,610	442,087	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	2,446	630	1,137	4,213	2,954	250,143	624
Total	2,446	630	1,137	4,213	2,954	250,143	624
Consumer loans:
Home equity	299	335	785	1,419	117	57,313	37
Auto and other	1,179	189	892	2,260	138	145,786	106
Total	1,478	524	1,677	3,679	255	203,099	143
Total	$5,991	$4,032	$6,240	$16,263	$23,466	$1,249,091	$1,155

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$1,133	$638	$1,651	$3,422	$375	$268,734	$269
Construction	—	—	—	—	—	1,018	—
Total	1,133	638	1,651	3,422	375	269,752	269
Commercial real estate:				—
Construction	—	—	691	691	1,296	4,201	—
Single and multi-family	277	—	572	849	5,477	53,168	—
Other commercial real estate	—	715	2,004	2,719	5,504	214,122	329
Total	277	715	3,267	4,259	12,277	271,491	329
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	202	32	855	1,089	986	51,175	—
Total	202	32	855	1,089	986	51,175	—
Consumer loans:
Home equity	176	95	1,049	1,320	171	65,951	466
Auto and other	1,170	944	1,363	3,477	—	103,351	194
Total	1,346	1,039	2,412	4,797	171	169,302	660
Total	$2,958	$2,424	$8,185	$13,567	$13,809	$761,720	$1,258

The following is summary information pertaining to non-accrual loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Residential mortgages:
1-4 family	$2,852	$1,713	$4,565	$2,526	$1,382	$3,908
Construction	—	—	—	—	—	—
Total	2,852	1,713	4,565	2,526	1,382	3,908

Commercial real estate:
Construction	59	—	59	720	—	720
Single and multi-family	—	130	130	458	141	599
Other commercial real estate	4,309	1,195	5,504	8,762	1,675	10,437
Total	4,368	1,325	5,693	9,940	1,816	11,756

Commercial and industrial loans:
Other commercial and industrial loans	7,579	475	8,054	850	811	1,661
Total	7,579	475	8,054	850	811	1,661

Consumer loans:
Home equity	1,386	748	2,134	1,157	583	1,740
Auto and other	466	786	1,252	305	1,169	1,474
Total	1,852	1,534	3,386	1,462	1,752	3,214

Total non-accrual loans	$16,651	$5,047	$21,698	$14,778	$5,761	$20,539
_______________________________________
(1)  At quarter end September 30, 2015, acquired credit impaired loans accounted for $38.0 thousand of non-accrual loans that are not presented in the above table.
(2)  At December 31, 2014, acquired credit impaired loans accounted for $1.2 million of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of September 30, 2015 and December 31, 2014 were as follows:
Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
September 30, 2015
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$3,440	$13,082	$7,234	$596	$24,352
Collectively evaluated	1,412,069	1,566,131	807,948	605,339	4,391,487
Total	$1,415,509	$1,579,213	$815,182	$605,935	$4,415,839

Business Activities Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,238	$22,015	$743	$452	$26,448
Collectively evaluated for impairment	1,223,214	1,318,061	752,448	598,709	3,892,432
Total	$1,226,452	$1,340,076	$753,191	$599,161	$3,918,880

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
September 30, 2015
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$734	$5,841	$—	$543	$7,118
Purchased credit-impaired loans	2,647	17,610	2,954	255	23,466
Collectively evaluated	$350,381	$418,636	$247,189	$202,301	$1,218,507
Total	$353,762	$442,087	$250,143	$203,099	$1,249,091

Acquired Loans

(In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Total
December 31, 2014
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$695	$4,515	$39	$199	$5,448
Purchased credit-impaired loans	375	12,277	986	171	13,809
Collectively evaluated for impairment	$268,682	$254,699	$50,150	$168,932	$742,463
Total	$269,752	$271,491	$51,175	$169,302	$761,720

The following is a summary of impaired loans at September 30, 2015:
Business Activities Loans

	September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,111	$1,111	$—
Commercial real estate - construction	2,000	2,000	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	3,529	3,529	—
Other commercial and industrial loans	115	115	—
Consumer - home equity	237	237	—
Consumer - other	1	1	—

With an allowance recorded:
Residential mortgages - 1-4 family	$2,081	$2,329	$248
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	7,143	7,553	410
Other commercial and industrial loans	6,087	7,119	1,032
Consumer - home equity	226	248	22
Consumer - other	94	110	16

Total
Residential mortgages	$3,192	$3,440	$248
Commercial real estate	12,672	13,082	410
Commercial and industrial loans	6,202	7,234	1,032
Consumer	558	596	38
Total impaired loans	$22,624	$24,352	$1,728

Acquired Loans

	September 30, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$313	$313	$—
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	722	722	—
Other commercial and industrial loans	—	—	—
Consumer - home equity	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$373	$421	$48
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	2,868	2,910	42
Other commercial real estate loans	2,051	2,208	157
Consumer - home equity	329	367	38
Consumer - other	144	177	33

Total
Residential mortgages	$686	$734	$48
Commercial real estate	5,641	5,840	199
Commercial and industrial loans	—	—	—
Consumer	473	544	71
Total impaired loans	$6,800	$7,118	$318

The following is a summary of impaired loans at December 31, 2014:
Business Activities Loans

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,528	$2,528	$—
Commercial real estate - construction	16,990	16,990	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	102	102	—
Other commercial and industrial loans	743	743	—
Consumer - home equity	87	87	—
Consumer - other	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$555	$710	$155
Commercial real estate - construction	3,511	4,431	920
Commercial real estate - single and multifamily	490	492	2
Other commercial real estate loans	—	—	—
Other commercial and industrial loans	—	—	—
Consumer - home equity	194	248	54
Consumer - other	105	117	12

Total
Residential mortgages	$3,083	$3,238	$155
Commercial real estate	21,093	22,015	922
Commercial and industrial loans	743	743	—
Consumer	386	452	66
Total impaired loans	$25,305	$26,448	$1,143

Acquired Loans

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$189	$189	$—
Other commercial real estate loans	5,206	5,206	—
Other commercial and industrial loans	39	39	—
Consumer - home equity	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$458	$506	$48
Other commercial real estate loans	383	431	48
Consumer - home equity	124	199	75

Total
Residential mortgages	$647	$695	$48
Other commercial real estate loans	5,589	5,637	48
Other commercial and industrial loans	39	39	—
Consumer - home equity	124	199	75
Total impaired loans	$6,399	$6,570	$171

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2015 and 2014:
Business Activities Loans

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,264	$32	$4,342	$140
Commercial real estate - construction	2,326	1	16,765	470
Commercial real estate - single and multifamily	80	—	—	—
Other commercial real estate loans	9,787	157	2,117	—
Commercial and industrial loans	234	7	1,582	60
Consumer - home equity	155	6	411	9
Consumer - other	—	—	122	3

With an allowance recorded:
Residential mortgages - 1-4 family	$1,795	$60	$396	$3
Commercial real estate - construction	—	—	3,776	30
Commercial real estate - single and multifamily	—	—	—	—
Other commercial real estate loans	7,725	199	593	4
Commercial and industrial loans	3,610	103	—
Consumer - home equity	248	—	—	—
Consumer - other	113	3

Total
Residential mortgages	$3,059	$92	$4,738	$143
Commercial real estate	19,918	357	23,251	504
Commercial and industrial loans	3,844	110	1,582	60
Consumer loans	516	9	533	12
Total impaired loans	$27,337	$568	$30,104	$719

Acquired Loans

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$423	$—	$1,046	$8
Commercial real estate - construction	169	—	—	—
Commercial real estate - single and multifamily	1,824	5	5,575	146
Other commercial real estate loans	593	60	—	—
Other commercial and industrial loans	42	3	457	13
Consumer - home equity	39	—	55	—
Consumer - other	—	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$409	$13	$164	$4
Commercial real estate - single and multifamily	2,878	82	—	—
Other commercial real estate loans	1,266	77	—	—
Other commercial and industrial loans	—	—	—	—
Consumer - home equity	309	11	—	—
Consumer - other	19	4	—	—

Total
Residential mortgages	$832	$13	$1,210	$12
Other commercial real estate loans	6,730	224	5,575	146
Commercial and industrial loans	42	3	457	13
Consumer loans	367	15	55	—
Total impaired loans	$7,971	$255	$7,297	$171

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014, respectively.  The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ending September 30, 2015 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.  The modifications for the three and nine months ending September 30, 2014 were attributable to concessions granted as ordered by bankruptcy court, interest rate concessions and maturity date extensions.

	Three Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	—	$—	$—
Commercial - Single and multifamily	2	307	307
Commercial - Other	—	—	—
Commercial and industrial - Other	—	—	—
Total	2	307	307

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$2,000	$2,000
Commercial - Single and multifamily	2	307	307
Commercial - Other	2	$1,694	$1,694
Commercial and industrial - Other	5	8,192	8,192
Total	10	12,193	12,193

	Three Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	2	$231	$232
Commercial - single and multifamily	—	—	—
Commercial - other	1	1,596	1,596
Total	3	$1,827	$1,828

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$600	$598
Commercial - single and multifamily	1	623	623
Commercial - other	7	6,400	6,400
Total	13	$7,623	$7,621

The following table discloses the recorded investment and number of modifications for TDRs within the last three and nine months where a concession has been made, that then defaulted in the respective reporting period.

	Modifications that Subsequently Defaulted
	Three Months Ended September 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	2	$5,742

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$668
Commercial and industrial - Other	2	$5,742

Modifications that Subsequently Defaulted
Three Months Ended September 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$158

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of the period	$25,716	$15,113
Principal payments	(1,538)	(339)
TDR status change (1)	—	(245)
Other reductions/increases (2)	(69)	—
Newly identified TDRs	307	1,828
Balance at end of the period	$24,416	$16,357

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of the period	$16,714	$10,822
Principal payments	(2,629)	(1,299)
TDR status change (1)	—	(886)
Other reductions/increases (2)	(1,862)	99
Newly identified TDRs	12,193	7,621
Balance at end of the period	$24,416	$16,357

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
As of September 30, 2015, the Company maintained foreclosed residential real estate property with a fair value of $785 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure totaled $6.2 million. As of December 31, 2014, foreclosed residential real estate property totaled $1.3 million.

NOTE 6.               LOAN LOSS ALLOWANCE
Activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 was as follows:

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2015
Balance at beginning of period	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Charged-off loans	762	5,751	1,288	815	—	8,616
Recoveries on charged-off loans	141	146	160	213	—	660
Provision/(releases) for loan losses	1,155	5,176	3,955	(398)	(164)	9,724
Balance at end of period	$7,370	$14,261	$8,033	$4,928	$(29)	$34,563
Individually evaluated for impairment	248	410	1,032	38	—	1,728
Collectively evaluated	7,122	13,851	7,001	4,890	(29)	32,835
Total	$7,370	$14,261	$8,033	$4,928	$(29)	$34,563

Business Activities Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2014
Balance at beginning of period	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,253	2,327	2,007	806	—	6,393
Recoveries on charged-off loans	118	8	87	229	—	442
Provision/(releases) for loan losses	(224)	4,966	1,534	2,278	(26)	8,528
Balance at end of period	$5,578	$16,352	$4,787	$5,345	$42	$32,104
Individually evaluated for impairment	30	2,409	312	—	—	2,751
Collectively evaluated	5,548	13,943	4,475	5,345	42	29,353
Total	$5,578	$16,352	$4,787	$5,345	$42	$32,104

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2015
Balance at beginning of period	$615	$790	$1,093	$369	$—	$2,867
Charged-off loans	441	625	654	814	—	2,534
Recoveries on charged-off loans	42	418	186	67	—	713
Provision for loan losses	709	936	27	899	—	2,571
Balance at end of period	$925	$1,519	$652	$521	$—	$3,617
Individually evaluated for impairment	48	199	—	71	—	318
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	877	1,320	652	450	—	3,299
Total	$925	$1,519	$652	$521	$—	$3,617

Acquired Loans (In thousands)	Residential mortgages	Commercial real estate	Commercial and industrial loans	Consumer	Unallocated	Total
September 30, 2014
Balance at beginning of period	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	1,087	1,287	422	1,004	—	3,800
Recoveries on charged-off loans	171	1	101	51	—	324
Provision for loan losses	818	5	725	994	—	2,542
Balance at end of period	$527	$1,058	$1,001	$276	$—	$2,862
Individually evaluated for impairment	—	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	527	1,058	1,001	276	—	2,862
Total	$527	$1,058	$1,001	$276	$—	$2,862

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
A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.  At September 30, 2015, the allowance for loan losses related to acquired loans was $3.6 million using the above mentioned criteria.
The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following table presents the Company’s loans by risk rating at September 30, 2015 and December 31, 2014:
Business Activities Loans
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$1,376,794	$1,195,209	$33,441	$26,634	$1,410,235	$1,221,843
Special mention	1,289	146	—	410	1,289	556
Substandard	3,985	4,053	—	—	3,985	4,053
Total	$1,382,068	$1,199,408	$33,441	$27,044	$1,415,509	$1,226,452

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$201,626	$166,295	$199,989	$137,533	$1,115,729	$959,836	$1,517,344	$1,263,664
Special mention	—	—	—	—	4,196	6,933	4,196	6,933
Substandard	2,232	2,894	2,198	2,517	53,170	63,995	57,600	69,406
Doubtful	—	—	—	—	73	73	73	73
Total	$203,858	$169,189	$202,187	$140,050	$1,173,168	$1,030,837	$1,579,213	$1,340,076

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$330,706	$341,246	$447,981	$404,846	$778,687	$746,092
Special mention	—	—	22,020	560	22,020	560
Substandard	—	—	14,475	6,539	14,475	6,539
Total	$330,706	$341,246	$484,476	$411,945	$815,182	$753,191

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$297,864	$251,524	$306,219	$346,175	$604,083	$597,699
Nonperforming	1,386	1,157	466	305	1,852	1,462
Total	$299,250	$252,681	$306,685	$346,480	$605,935	$599,161

Acquired Loans
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$347,262	$266,445	$2,658	$1,018	$349,920	$267,463
Special mention	510	638	—	—	510	638
Substandard	3,332	1,651	—	—	3,332	1,651
Total	$351,104	$268,734	$2,658	$1,018	$353,762	$269,752

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$41,470	$2,904	$33,963	$44,497	$336,965	$195,681	$412,398	$243,082
Special mention	—	—	634	533	1,334	4,868	1,968	5,401
Substandard	2,038	1,297	6,445	8,138	19,238	13,573	27,721	23,008
Total	$43,508	$4,201	$41,042	$53,168	$357,537	$214,122	$442,087	$271,491

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$—	$—	$240,826	$45,757	$240,826	$45,757
Special mention	—	—	4,659	1,723	4,659	1,723
Substandard	—	—	4,658	3,695	4,658	3,695
Doubtful	—	—	40	—	40	—
Total	$—	$—	$250,143	$51,175	$250,143	$51,175

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$56,565	$65,368	$145,000	$102,182	$201,565	$167,550
Nonperforming	748	583	786	1,169	1,534	1,752
Total	$57,313	$65,951	$145,786	$103,351	$203,099	$169,302

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2015 and December 31, 2014.  The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$16,651	$5,085	$21,736	$14,778	$6,927	$21,705
Substandard Accruing	62,370	32,408	94,778	66,995	23,839	90,834
Total Classified	79,021	37,493	116,514	81,773	30,766	112,539
Special Mention	27,911	7,665	35,576	9,113	8,800	17,913
Total Criticized	$106,932	$45,158	$152,090	$90,886	$39,566	$130,452

NOTE 7.               DEPOSITS
A summary of time deposits is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Time less than $100,000	$559,789	$515,570
Time $100,000 or more	1,380,424	940,176
Total time deposits	$1,940,213	$1,455,746

In deposit balances contained on the balance sheet, the Company maintained brokered deposits of $960.1 million and $430.8 million at September 30, 2015 and December 31, 2014, respectively. These brokered deposit balances include reciprocal deposits of $181.5 million and $9.4 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 8.               BORROWED FUNDS
Borrowed funds at September 30, 2015 and December 31, 2014 are summarized, as follows:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$1,095,300	0.30%	$890,900	0.24%
Other Borrowings	—	—	10,000	1.80
Total short-term borrowings:	1,095,300	0.30	900,900	0.23
Long-term borrowings:
Advances from the FHLBB	116,513	1.93	61,676	0.93
Subordinated borrowings	74,334	7.00	74,283	7.00
Junior subordinated borrowings	15,464	2.18	15,464	2.08
Total long-term borrowings:	206,311	3.78	151,423	4.03
Total	$1,301,611	0.85%	$1,052,323	0.79%
Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank.  The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended September 30, 2015 and December 31, 2014.
The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended September 30, 2015 and December 31, 2014.
Long-term FHLBB advances consist of advances with an original maturity of more than one year.  The advances outstanding at September 30, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $5.1 million.  The advances outstanding at December 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
(in thousands, except rates)	Principal	Rate	Principal	Rate
Fixed rate advances maturing:
2015	$903,308	0.28%	$940,900	0.24%
2016	252,647	0.62	1,519	0.88
2017	33,618	2.46	5,000	4.33
2018	1,039	2.62	—	—
2019 and beyond	21,201	2.80	5,157	3.85
Total FHLBB advances	$1,211,813	0.46%	$952,576	0.28%
The Company does not have variable-rate FHLB advances for the periods ended September 30, 2015 and December 31, 2014.
In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3% basis points.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million.  The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.18% and 2.08% at September 30, 2015 and December 31, 2014, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred.  The Company has not exercised this right to defer payments.  The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.               STOCKHOLDERS’ EQUITY
The actual and required capital ratios were as follows:

	September 30, 2015	Regulatory Minimum to be Well Capitalized	December 31, 2014	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	11.7%	10.0%	11.4%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.7	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.8	8.0	9.0	6.0
Tier 1 capital to average assets	7.6	5.0	7.0	5.0

Bank
Total capital to risk weighted assets	11.0%	10.0%	10.8%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.8	6.5	N/A	N/A
Tier 1 capital to risk weighted assets	9.8	8.0	9.3	6.0
Tier 1 capital to average assets	7.6	5.0	7.2	5.0
At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common Equity Tier 1 Capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$17,467	$15,993
Net (loss) on effective cash flow hedging derivatives	(10,785)	(3,299)
Net unrealized holding (loss) on pension plans	(3,692)	(2,291)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(6,769)	(6,077)
Net (loss) on effective cash flow hedging derivatives	4,346	1,330
Net unrealized holding (loss) on pension plans	1,488	923
Accumulated other comprehensive income	$2,055	$6,579

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2015
Net unrealized holding gains on AFS securities:	x	x
Net unrealized gains arising during the period	$8,256	$(3,204)	$5,052
Less: reclassification adjustment for (gains) realized in net income	(49)	18	(31)
Net unrealized holding gain on AFS securities	8,207	(3,186)	5,021

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(4,369)	1,761	(2,608)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(4,369)	1,761	(2,608)

Net unrealized holding loss on pension plans
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	65	(26)	39
Net unrealized holding gain on pension plans	65	(26)	39
Other comprehensive income	$3,903	$(1,451)	$2,452

Three Months Ended September 30, 2014
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$(3,613)	$1,377	$(2,236)
Less: reclassification adjustment for (gains) realized in net income	(245)	100	(145)
Net unrealized holding loss on AFS securities	(3,858)	1,477	(2,381)

Net loss on cash flow hedging derivatives:
Net unrealized gain arising during the period	980	(396)	584
Less: reclassification adjustment for (gains) realized in net income	—	—	—
Net gain on cash flow hedging derivatives	980	(396)	584

Net gain on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	—	—	—
Net loss on terminated swap	—	—	—

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(455)	184	(271)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	(455)	184	(271)
Other comprehensive income	$(3,333)	$1,265	$(2,068)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2015
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$3,940	$(1,580)	$2,360
Less: reclassification adjustment for (gains) realized in net income	(2,466)	888	(1,578)
Net unrealized holding gain on AFS securities	1,474	(692)	782

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(7,486)	3,017	(4,469)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(7,486)	3,017	(4,469)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for gains (losses) realized in net income	194	(78)	116
Net unrealized holding loss on pension plans	(1,402)	565	(837)
Other comprehensive income	$(7,414)	$2,890	$(4,524)

Nine Months Ended September 30, 2014
Net unrealized holding gains on AFS securities:
Net unrealized gain arising during the period	$13,757	$(5,197)	$8,560
Less: reclassification adjustment for (gains) realized in net income	(482)	193	(289)
Net unrealized holding gains on AFS securities	13,275	(5,004)	8,271

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(3,147)	1,295	(1,852)
Less: reclassification adjustment for losses realized in net income	5,393	(2,201)	3,192
Net loss on cash flow hedging derivatives	2,246	(906)	1,340

Net loss on terminated swap:
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net loss on terminated swap	3,237	(1,312)	1,925

Net loss on pension plans:
Net unrealized loss arising during the period	(455)	184	(271)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net loss pension plans	(455)	184	(271)
Other comprehensive income	$18,303	$(7,038)	$11,265

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net loss on terminated swap	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2015
Balance at Beginning of Period	$5,677	$(3,830)	$—	$(2,244)	$(397)
Other Comprehensive (Loss) Gain Before reclassifications	5,052	(2,608)	—	—	2,444
Amounts Reclassified from Accumulated other comprehensive income	(31)	—	—	39	8
Total Other Comprehensive (Loss) Income	5,021	(2,608)	—	39	2,452
Balance at End of Period	$10,698	$(6,438)	$—	$(2,205)	$2,055

Three Months Ended September 30, 2014
Balance at Beginning of Period	$4,876	$(610)	$—	$10	$4,276
Other Comprehensive Gain (Loss) Before reclassifications	(2,236)	584	—	(271)	(1,923)
Amounts Reclassified from Accumulated other comprehensive income	(145)	—	—	—	(145)
Total Other Comprehensive Income (Loss)	(2,381)	584	—	(271)	(2,068)
Balance at End of Period	$2,495	$(26)	$—	$(261)	$2,208

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$—	$(1,368)	$6,579
Other Comprehensive (Loss) Before reclassifications	2,360	(4,469)	—	(953)	(3,062)
Amounts Reclassified from Accumulated other comprehensive income	(1,578)	—	—	116	(1,462)
Total Other Comprehensive (Loss)	782	(4,469)	—	(837)	(4,524)
Balance at End of Period	$10,698	$(6,438)	$—	$(2,205)	$2,055

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Gain (Loss) Before reclassifications	8,560	(1,852)	—	(271)	6,437
Amounts Reclassified from Accumulated other comprehensive income	(289)	3,192	1,925	—	4,828
Total Other Comprehensive Income	8,271	1,340	1,925	(271)	11,265
Balance at End of Period	$2,495	$(26)	$—	$(261)	$2,208

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(in thousands)	2015	2014	is Presented
Realized (gains) on AFS securities:
	$(49)	$(245)	Non-interest income
	18	100	Tax expense
	(31)	(145)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Amortization of realized gains on terminated swap:
	—	—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Realized loss on pension plans:
	65	—	Non-interest income
	(26)	—	Tax expense
	39	—	Net of tax
Total reclassifications for the period	$8	$(145)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(in thousands)	2015	2014	is Presented
Realized (gains) on AFS securities:
	$(2,466)	$(482)	Non-interest income
	888	193	Tax expense
	(1,578)	(289)	Net of tax

Realized losses on cash flow hedging derivatives:
	—	5,393	Non-interest income
	—	(2,201)	Tax expense
	—	3,192	Net of tax

Amortization of realized gains on terminated swap:
	—	3,237	Non-interest income
	—	(1,312)	Tax expense
	—	1,925	Net of tax

Realized loss on pension plans:
	194	—	Non-interest income
	(78)	—	Tax expense
	116	—	Net of tax
Total reclassifications for the period	$(1,462)	$4,828	Net of tax

NOTE 10. EARNINGS PER SHARE
Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$14,701	$11,988	$33,504	$22,347

Average number of common shares issued	31,565	26,525	29,374	26,525
Less: average number of treasury shares	1,201	1,360	1,229	1,400
Less: average number of unvested stock award shares	471	418	460	404
Average number of basic common shares outstanding	29,893	24,747	27,685	24,721
Plus: dilutive effect of unvested stock award shares	114	68	98	59
Plus: dilutive effect of stock options outstanding	62	46	64	55
Average number of diluted common shares outstanding	30,069	24,861	27,847	24,835

Earnings per share:
Basic	$0.49	$0.48	$1.21	$0.90
Diluted	$0.49	$0.48	$1.20	$0.90
For the nine months ended September 30, 2015, 361 thousand shares of restricted stock and 212 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the nine months ended September 30, 2014, 345 thousand shares of restricted stock and 291 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS
A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2015 is presented in the following table:

		Non-vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
		Number of	Average Grant Date	Number of	Average Exercise
(Shares in thousands)		Shares	Fair Value	Shares	Price
December 31, 2014		424	$24.33	282	$20.42
Granted		182	26.44	—	—
Stock options exercised		—	—	(11)	10.52
Stock awards vested		(126)	23.78	—	—
Forfeited		(19)	24.91	—	—
Expired		—	—	(1)	25.09
September 30, 2015		461	$25.03	270	$21.12
Exercisable options,	September 30, 2015			270	$21.12
During the nine months ended September 30, 2015 and 2014, proceeds from stock option exercises totaled $116 thousand and totaled $1.1 million, respectively.  During the nine months ended September 30, 2015, there were 126 thousand shares issued in connection with vested stock awards.  During the nine months ended September 30, 2014, there were 83 thousand shares issued in connection with vested stock awards.  All of these shares were issued from available treasury stock.  Stock-based compensation expense totaled $3.4 million and $2.9 million during the nine months ended September 30, 2015 and 2014, respectively.  Stock-based compensation expense is recognized over the requisite service period for all awards.

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

A summary of the Company’s operating segments was as follows:

(In thousands)	Banking	Insurance	Parent	Eliminations	Total Consolidated
Three Months Ended September 30, 2015
Net interest income	$57,867	$—	$7,168	$(8,064)	$56,971
Provision for loan losses	4,240	—	—	—	4,240
Non-interest income	10,154	2,544	(193)	193	12,698
Non-interest expense	46,465	2,042	871	—	49,378
Income before income taxes	17,316	502	6,104	(7,871)	16,051
Income tax expense (benefit)	1,816	195	(661)	—	1,350
Net income	$15,500	$307	$6,765	$(7,871)	$14,701

Average assets (in millions)	$7,565	$30	$913	$(914)	$7,541

Three Months Ended September 30, 2014
Net interest income (expense)	$45,786	$—	$5,163	$(6,000)	$44,949
Provision for loan losses	3,685	—	—	—	3,685
Non-interest income	12,009	2,632	6,693	(6,693)	14,641
Non-interest expense	37,388	1,983	316	—	39,687
Income before income taxes	16,722	649	11,540	(12,693)	16,218
Income tax expense (benefit)	4,426	252	(448)	—	4,230
Net income	$12,296	$397	$11,988	$(12,693)	$11,988

Average assets (in millions)	$6,249	$27	$766	$(777)	$6,265

Nine Months Ended September 30, 2015
Net interest income	$157,688	$—	$11,477	$(14,064)	$155,101
Provision for loan losses	12,295	—	—	—	12,295
Non-interest income	33,663	7,997	5,037	(4,657)	42,040
Non-interest expense	136,490	5,884	6,178	(1)	148,551
Income before income taxes	42,566	2,113	10,336	(18,720)	36,295
Income tax expense (benefit)	5,201	820	(3,230)	—	2,791
Net income	$37,365	$1,293	$13,566	$(18,720)	$33,504

Average assets (in millions)	$7,082	$29	$852	$(852)	$7,111

Nine Months Ended September 30, 2014
Net interest income	$134,740	$—	$3,304	$(6,000)	$132,044
Provision for loan losses	11,070	—	—	—	11,070
Non-interest income	25,429	8,141	18,713	(18,713)	33,570
Non-interest expense	116,932	6,192	1,185	—	124,309
Income before income taxes	32,167	1,949	20,832	(24,713)	30,235
Income tax expense (benefit)	8,642	761	(1,515)	—	7,888
Net income	$23,525	$1,188	$22,347	$(24,713)	$22,347

Average assets (in millions)	$6,065	$27	$744	$(747)	$6,089

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2015, the Company held derivatives with a total notional amount of $1.2 billion.  That amount included $300.0 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes.  The Company also had economic hedges and non-hedging derivatives totaling $847.0 million and $44.7 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value.  Economic hedges included interest rate swaps totaling $746.0 million, risk participation agreements with dealer banks of $48.6 million, and $52.5 million in forward commitment contracts.
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2015.
The Company pledged collateral to derivative counterparties in the form of cash totaling $12.3 million and securities with an amortized cost of $26.9 million and a fair value of $27.1 million as of September 30, 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
Information about derivative assets and liabilities at September 30, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	3.5	—%	2.29%	$(10,785)
Total cash flow hedges	300,000				(10,785)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,130	14.2	0.56%	5.09%	(2,678)
Interest rate swaps on loans with commercial loan customers	366,947	6.6	2.18%	4.52%	(19,214)
Reverse interest rate swaps on loans with commercial loan customers	366,947	6.6	4.52%	2.18%	19,361
Risk Participation Agreements with Dealer Banks	48,562	15.5			(72)
Forward sale commitments	52,478	0.2			(387)
Total economic hedges	847,064				(2,990)

Non-hedging derivatives:
Interest rate lock commitments	44,726	0.2			754
Total non-hedging derivatives	44,726				754

Total	$1,191,790				$(13,021)

Information about derivative assets and liabilities at December 31, 2014, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	4.3	—%	2.29%	$(3,299)
Total cash flow hedges	300,000				(3,299)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,554	14.9	0.52%	5.09%	(2,578)
Interest rate swaps on loans with commercial loan customers	297,158	6.0	2.23%	4.54%	(12,183)
Reverse interest rate swaps on loans with commercial loan customers	297,158	6.0	4.54%	2.23%	12,221
Risk participation agreements with dealer banks	45,842	16.6			(91)
Forward sale commitments	42,366	0.2			(510)
Total economic hedges	695,078				(3,141)

Non-hedging derivatives:
Interest rate lock commitments	39,589	0.2			625
Total non-hedging derivatives	39,589				625

Total	$1,034,667				$(5,815)

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
The Company has entered into six forward-starting interest rate swap contracts with a combined notional value of $300.0 million as of September 30, 2015.  The six forward starting swaps will become effective in 2016.  All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.
Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest rate swaps on FHLBB borrowings:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	$(4,369)	$979	$(7,486)	$(3,148)

Reclassification of unrealized loss from accumulated other comprehensive income to other non-interest income for termination of swaps	—	—	—	8,630

Reclassification of unrealized deferred tax benefit from accumulated other comprehensive income to tax expense for terminated swaps	—	—	—	(3,611)

Net tax benefit (expense) on items recognized in accumulated other comprehensive income	1,761	(396)	3,017	1,270

Interest rate swaps on junior subordinated debentures:
Unrealized loss recognized in accumulated other comprehensive income	—	—	—	(1)

Reclassification of unrealized loss from accumulated other comprehensive income to interest expense	—	—	—	204

Net tax expense on items recognized in accumulated other comprehensive income	—	—	—	(80)
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(2,608)	$583	$(4,469)	$3,264

Net interest expense recognized in interest expense on junior subordinated notes	$—	$—	$—	$204
Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and nine months ended September 30, 2015 and 2014.
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

Economic hedges
As of September 30, 2015, the Company has an interest rate swap with a $12.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond.  The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.
The Company also offers certain derivative products directly to qualified commercial borrowers.  The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions.  The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $146.7 thousand as of September 30, 2015.  The interest income and expense on these mirror image swaps exactly offset each other.
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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$(493)	$(84)	$(433)	$(815)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(7,698)	391	(6,923)	(1,341)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	7,698	(391)	6,923	1,341

Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	52	59	109	70

Risk Participation Agreements:
Unrealized (loss) recognized in other non-interest income	(65)	—	(42)	—

Forward Commitments:
Unrealized (loss) recognized in other non-interest income	(387)	(25)	(300)	(694)
Realized (loss) in other non-interest income	(493)	(75)	(80)	(417)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$754	$383	$2,113	$1,420
Realized gain in other non-interest income	819	711	1,760	1,746

Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.  The Company had net asset positions with its commercial banking counterparties totaling $19.4 million and $12.3 million as of September 30, 2015 and December 31, 2014, respectively.  The Company had net liability positions with its financial institution counterparties totaling $32.6 million and $18.2 million as of September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, the Company did not have a net liability position with its commercial banking counterparties, compared to a $0.1 million liability at December 31, 2014.  The collateral posted by the Company that covered liability positions was $32.6 million and $18.2 million as of September 30, 2015 and December 31, 2014, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	19,361	—	19,361	—	—	19,361
Total	$19,401	$—	$19,401	$—	$—	$19,401

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(32,622)	$—	$(32,622)	$20,391	$12,231	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(32,622)	$—	$(32,622)	$20,391	$12,231	$—

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$23	$—	$23	$—	$—	$23
Commercial counterparties	12,270	—	12,270	—	—	12,270
Total	$12,293	$—	$12,293	$—	$—	$12,293

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(18,232)	$58	$(18,174)	$14,984	$3,190	$—
Commercial counterparties	(50)	—	(50)	—	—	(50)
Total	$(18,282)	$58	$(18,224)	$14,984	$3,190	$(50)

NOTE 14. FAIR VALUE MEASUREMENTS
A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,587	$14,587
Available-for-sale securities:
Municipal bonds and obligations	—	102,226	—	102,226
Government guaranteed residential mortgage-backed securities	—	67,344	—	67,344
Government-sponsored residential mortgage-backed securities	—	905,912	—	905,912
Corporate bonds	—	49,919	—	49,919
Trust preferred securities	—	12,115	—	12,115
Other bonds and obligations	—	3,197	—	3,197
Marketable equity securities	33,209	944	764	34,917
Loans held for sale (1)	—	14,882	—	14,882
Derivative assets	—	19,361	754	20,115
Derivative liabilities	365	32,809	22	33,196
(1) Loans held for sale excludes $10.6 million of loans for sale held shown on the balance sheet that are held at lower of cost or market.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,909	$14,909
Available-for-sale securities:
Municipal bonds and obligations	—	133,699	—	133,699
Government guaranteed residential mortgage-backed securities	—	69,468	—	69,468
Government-sponsored residential mortgage-backed securities	—	760,184	—	760,184
Corporate bonds	—	54,151	—	54,151
Trust preferred securities	—	14,667	1,548	16,215
Other bonds and obligations	—	3,159	—	3,159
Marketable equity securities	53,806	358	778	54,942
Loans Held for Sale	—	19,493	—	19,493
Derivative assets	—	12,328	625	12,953
Derivative liabilities	417	18,259	93	18,769

There were no transfers between levels during the three and nine months ended September 30, 2015 or 2014.

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

			Aggregate Fair Value
September 30, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale (1)	$14,882	$14,389	$493
(1) Loans held for sale excludes $10.6 million of loans for sale held shown on the balance sheet that are held at lower of cost or market.

			Aggregate Fair Value
December 31, 2014	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$19,493	$18,885	$608
The changes in fair value of loans held for sale for the three and nine months ended September 30, 2015, were losses of $44 thousand and $115 thousand, respectively.  The changes in fair value of loans held for sale for the three and nine months ended September 30, 2014, were gains of $427 thousand and $467 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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
Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended September 30, 2015
June 30, 2015	$14,378	$773	$382	$50
Sale of AFS security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	351	—	1,366	—
Unrealized gain included in accumulated other comprehensive loss	—	(9)	—	(72)
Paydown of trading security	(142)	—	—	—
Transfers to held for sale loans	—	—	(994)	—
September 30, 2015	$14,587	$764	$754	$(22)

Nine Months Ended September 30, 2015
December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of AFS security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	103	—	4,037	—
Unrealized gain included in accumulated other comprehensive loss	—	(235)	—	71
Paydown of trading security	(425)	—	—	—
Transfers to held for sale loans	—	—	(3,908)	—
September 30, 2015	$14,587	$764	$754	$(22)

Unrealized gains (losses) relating to instruments still held at September 30, 2015	$2,457	$(6)	$754	$(22)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended September 30, 2014
June 30, 2014	$14,971	$2,217	$660	$(163)
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(91)	—	769	240
Unrealized gain included in accumulated other comprehensive loss	—	79	—	—
Paydown of trading account security	(135)	—	—	—
Transfers to held for sale loans	—	—	(1,046)	—
September 30, 2014	$14,745	$2,296	$383	$77

Nine Months Ended September 30, 2014
December 31, 2013	$14,840	$1,964	$258	$19
Purchase of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	308	—	2,563	58
Unrealized gain included in accumulated other comprehensive loss	—	332	—	—
Paydown of trading account security	(403)	—	—	—
Transfers to held for sale loans	—	—	(2,438)	—
September 30, 2014	$14,745	$2,296	$383	$77

Unrealized gains (losses) relating to instruments still held at September 30, 2014	$—	$(1,028)	$383	$77

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,587	Discounted Cash Flow	Discount Rate	2.30%

AFS Securities	764	Pricing Model	Median Peer Price/Tangible Book Value Percentage Multiple	96.87%

Forward Commitments	(22)	Historical Trend	Closing Ratio	89.36%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	754	Historical Trend	Closing Ratio	89.36%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$16,083

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,909	Discounted Cash Flow	Discount Rate	2.60%

AFS Securities	2,326	Discounted Cash Flow	Discount Rate	13.74%
			Credit Spread	11.06%

Forward Commitments	(93)	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	625	Historical Trend	Closing Ratio	91.07%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$17,767

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2015	December 31, 2014	Three months ended September 30, 2015	Nine months ended September 30, 2015	Fair Value Measurement Date as of September 30, 2015
	Level 3	Level 3	Total	Total	Level 3
(In thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Impaired loans	$21,396	$5,820	$14,737	$15,576	September 2015
Capitalized mortgage servicing rights	5,028	3,757	—	—	August 2015
Other real estate owned	2,487	2,049	160	(125)	October 2013 - August 2015

Total	$28,911	$11,626	$14,897	$15,451
Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	September 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$21,396	Fair value of collateral	Loss severity	0.17% to 39.08% (8.13%)
			Appraised value	$1.6 to $4,713.4 ($1,938.1)

Capitalized mortgage servicing rights	5,028	Discounted cash flow	Constant prepayment rate (CPR)	7.49% to 12.36% (10.23%)
			Discount rate	10.00% to 15.00% (10.86%)

Other real estate owned	2,487	Fair value of collateral	Appraised value	$80 to $2,260.0 ($1,662.6)

Total	$28,911

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2015 and December 31, 2014.
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

	September 30, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$93,571	$93,571	$93,571	$—	$—
Trading security	14,587	14,587	—	—	14,587
Securities available for sale	1,175,630	1,175,630	33,209	1,141,657	764
Securities held to maturity	133,165	136,102	—	—	136,102
FHLB bank stock and restricted securities	73,069	73,069	—	73,069	—
Net loans	5,626,750	5,686,036	—	—	5,686,036
Loans held for sale	25,472	25,472	—	25,472	—
Accrued interest receivable	20,436	20,436	—	20,436	—
Cash surrender value of bank-owned life insurance policies	124,278	124,278	—	124,278	—
Derivative assets	20,115	20,115	—	19,361	754
Assets held for sale	1,044	1,044	—	1,044	—

Financial Liabilities
Total deposits	$5,507,329	$5,509,851	$—	$5,509,851	$—
Short-term debt	1,095,300	1,095,555	—	1,095,555	—
Long-term Federal Home Loan Bank advances	116,513	119,780	—	119,780	—
Subordinated borrowings	89,798	93,637	—	93,637	—
Derivative liabilities	33,196	33,196	365	32,809	22

	December 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$71,754	$71,754	$71,754	$—	$—
Trading security	14,909	14,909	—	—	14,909
Securities available for sale	1,091,818	1,091,818	53,806	1,035,686	2,326
Securities held to maturity	43,347	44,997	—	—	44,997
FHLB bank stock and restricted securities	55,720	55,720	—	55,720	—
Net loans	4,644,938	4,695,256	—	—	4,695,256
Loans held for sale	19,493	19,493	—	19,493	—
Accrued interest receivable	17,274	17,274	—	17,274	—
Cash surrender value of bank-owned life insurance policies	104,588	104,588	—	104,588	—
Derivative assets	12,953	12,953	—	12,328	625
Assets held for sale	1,280	1,280	—	1,280	—

Financial Liabilities
Total deposits	$4,654,679	$4,655,234	$—	$4,655,234	$—
Short-term debt	900,900	900,983	—	900,983	—
Long-term Federal Home Loan Bank advances	61,676	63,283	—	63,283	—
Subordinated borrowings	89,747	93,441	—	93,441	—
Derivative liabilities	18,769	18,769	417	18,259	93
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

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
Presented below is net interest income after provision for loan losses for the three months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$56,971	$44,949	$155,101	$132,044
Provision for loan losses	4,240	3,685	12,295	11,070
Net interest income after provision for loan losses	$52,731	$41,264	$142,806	$120,974

NOTE 16. SUBSEQUENT EVENTS
On October 27, 2015, the Company entered into a purchase and assumption agreement with 44 Business Capital, LLC and Parke Bank. The Company will acquire the business model of 44 Business Capital and certain other assets of Parke Bank's SBA 7(a) loan program operations. The Company will also purchase certain small business loans from Parke Bank.

The transaction is subject to receipt of required regulatory approvals and is expected to be completed during the first quarter of 2016. This merger agreement had no effect on the Company’s financial statements for the periods presented.

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

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank operates under the brand America’s Most Exciting Bank®

Berkshire is a regional financial services company that seeks to distinguish itself over the long term based on the following attributes:

•	Strong growth from organic, de novo, product, and acquisition strategies

•	Solid capital, core funding, and risk management culture

•	Experienced executive team focused on earnings and stockholder value

•	Distinctive brand and culture as America’s Most Exciting Bank®

•	Diversified integrated financial service revenues

•	Positioned to be regional consolidator in attractive markets.

Shown below is a profile of the Company:

On April 17, 2015, Berkshire completed the acquisition of Springfield, MA based Hampden Bancorp, Inc. (“Hampden’). Hampden’s operations are included with Berkshire’s results as of the acquisition date. Hampden operated ten branches in the Springfield area and three of these branches were consolidated with existing Berkshire and Hampden branches in the second quarter of 2015. The Company now has 17 total branches in the Springfield area. On August 7, 2015, Berkshire Bank completed the acquisition of Firestone Financial Corp. (“Firestone”), a commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. Berkshire issued approximately 4.2 million net shares as Hampden merger consideration and 1.4 million shares as Firestone merger consideration, and had a total of 30.9 million shares outstanding at September 30, 2015. The accounting for these acquisitions is discussed in Note 2 of the consolidated financial statements. On October 30, 2015, Berkshire announced an agreement to acquire assets related to the SBA lending operations of 44 Business Capital LLC; this transaction is expected to be completed in the first quarter of 2016 and is not expected to have a material impact on the Company’s financial condition when completed.

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

Income Taxes. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In determining the valuation allowance, the Company uses historical and forecasted future operating results, including a review of the eligible carry-forward periods, tax planning opportunities and other relevant considerations. In particular, income tax benefits and deferred tax assets generated from tax-advantaged commercial development projects are based on management’s assessment and interpretation of applicable tax law as it currently stands. These underlying assumptions can change from period to period. For example, tax law changes or variances in projected taxable ordinary income or taxable capital gain income could result in a change in the deferred tax asset or the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset in excess of the valuation allowance would be charged to income tax expense in the period such determination is made.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014
PER COMMON SHARE DATA
Net earnings, diluted	$0.49	$0.48	$1.20	$0.90
Adjusted earnings, diluted (1)	0.54	0.46	1.55	1.32
Total common book value	28.48	27.69	28.48	27.69
Dividends	0.19	0.18	0.57	0.54
Common stock price:
High	29.81	25.11	29.81	27.28
Low	26.68	22.37	24.27	22.06
Close	27.54	23.49	27.54	23.49

PERFORMANCE RATIOS (2)
Return on average assets	0.78%	0.77%	0.63%	0.49%
Return on average common equity	6.90	6.95	5.71	4.31
Net interest margin, fully taxable equivalent	3.37	3.20	3.29	3.27
Fee income/Net interest and fee income	19.38	23.59	21.76	23.44

ASSET QUALITY RATIOS (3)
Net charge-offs (period annualized)/average loans	0.26%	0.28%	0.26%	0.30%
Allowance for loan losses/total loans	0.67	0.77	0.67	0.77

CONDITION RATIOS
Stockholders’ equity to total assets	11.30%	10.97%	11.30%	10.97%
Investments to total assets	17.89	18.43	17.89	18.43
Loans/deposits	103	100	103	100

FINANCIAL DATA: (In millions)
Total assets	$7,804	$6,352	$7,804	$6,352
Total earning assets	7,130	5,765	7,130	5,765
Total loans	5,665	4,553	5,665	4,553
Allowance for loan losses	38	35	38	35
Total intangible assets	337	277	337	277
Total deposits	5,507	4,563	5,507	4,563
Total borrowings	1,302	1,041	1,302	1,041
Total common stockholders’ equity	882	697	882	697

FOR THE PERIOD: (In thousands)
Net interest income	$56,971	$44,949	$155,101	$132,044
Non-interest income	12,698	14,641	42,040	33,570
Provision for loan losses	4,240	3,685	12,295	11,070
Non-interest expense	49,378	39,687	148,551	124,309
Net income	14,701	11,988	33,504	22,347
Adjusted Income (non-GAAP) (1)	16,151	11,369	43,081	32,697
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Residential mortgages	$1,664	3.74%	$1,413	3.86%	$1,566	3.92%	$1,391	3.99%
Commercial real estate	1,949	4.47	1,579	4.26	1,828	4.35	1,496	4.29
Commercial and industrial loans	999	4.79	717	3.79	897	4.04	702	3.86
Consumer loans	814	3.29	763	3.34	801	3.25	731	3.46
Total loans (1)	5,426	4.14	4,472	3.91	5,092	4.01	4,320	4.00
Investment securities (2)	1,354	2.92	1,170	2.98	1,277	3.00	1,148	3.05
Short term investments & loans held for sale (3)	52	1.34	39	1.65	60	1.29	32	1.52
Total interest-earning assets	6,832	3.87	5,681	3.70	6,429	3.77	5,500	3.78
Intangible assets	330		278		303		278
Other non-interest earning assets	379		306		346		309
Total assets	$7,541		$6,265		$7,078		$6,087

Liabilities and stockholders’ equity
Deposits:
NOW	$475	0.14%	$418	0.17%	$453	0.15%	$418	0.15%
Money market	1,474	0.42	1,405	0.37	1,440	0.40	1,448	0.37
Savings	616	0.15	480	0.14	575	0.16	475	0.15
Time	1,795	0.90	1,407	0.91	1,591	0.91	1,210	1.01
Total interest-bearing deposits	4,360	0.55	3,710	0.52	4,059	0.54	3,551	0.53
Borrowings and notes (4)	1,198	0.81	992	0.89	1,197	0.81	1,010	0.92
Total interest-bearing liabilities	5,558	0.61	4,702	0.60	5,256	0.60	4,561	0.62
Non-interest-bearing demand deposits	1,011		824		952		785
Other non-interest earning liabilities	120		49		87		50
Total liabilities	6,689		5,575		6,295		5,396

Total stockholders’ equity (2)	852		690		783		691
Total liabilities and stockholders’ equity	$7,541		$6,265		$7,078		$6,087

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.26%		3.10%		3.17%		3.17%
Net interest margin (5)		3.37		3.20		3.29		3.27
Cost of funds		0.51		0.51		0.51		0.53
Cost of deposits		0.45		0.43		0.43		0.43

Supplementary data
Total deposits (In millions)	$5,371		$4,535		$5,011		$4,337
Fully taxable equivalent income adj. (In thousands)	1,131		859		1,029		2,429

_______________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $2.7 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. Purchased loan accretion totaled $5.2 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

		At or for the Quarters Ended		At or for the Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(in thousands)		2015	2014	2015	2014
Net income (GAAP)		$14,701	$11,988	$33,504	$22,347
Adj: Gain on sale of securities, net		(49)	(245)	(2,467)	(482)
Adj: Loss on termination of hedges		—	—	—	8,792
Adj: Merger and acquisition expense		2,987	—	11,927	3,689
Adj: Restructuring and conversion expense		374	238	4,566	3,041
Adj: Out-of-period adjustment (1)		—	—	—	1,381
Adj: Income taxes		(1,862)	(612)	(4,449)	(6,071)
Total adjusted income (non-GAAP)	(A)	$16,151	$11,369	$43,081	$32,697

Total revenue (GAAP)		$69,669	$59,590	$197,141	$165,614
Adj: Gain on sale of securities, net		(49)	(245)	(2,467)	(482)
Adj: Loss on termination of hedges		—	—	—	8,792
Adj: Out-of-period adjustment (1)		—	—	—	1,381
Total operating revenue (non-GAAP)	(B)	$69,620	$59,345	$194,674	$175,305

Total non-interest expense (GAAP)		$49,378	$39,687	$148,551	$124,310
Less: Total non-operating expense (see above)		(3,361)	(238)	(16,493)	(6,730)
Operating non-interest expense (non-GAAP)	(C)	$46,017	$39,449	$132,058	$117,580

(in millions, except per share data)
Total average assets	(D)	$7,541	$6,265	$7,078	$6,087
Total average stockholders’ equity	(E)	852	690	783	691
Total average tangible stockholders’ equity	(F)	522	412	480	412
Total tangible stockholders’ equity, period-end (2)	(G)	545	420	545	420
Total common shares outstanding, period-end (thousands)	(H)	30,949	25,173	30,949	25,173
Average diluted shares outstanding (thousands)	(I)	30,069	24,861	27,847	24,835

Adjusted earnings per share, diluted	(A/I)	$0.54	$0.46	$1.55	$1.32
Tangible book value per share, period-end	(G/H)	$17.61	$16.67	$17.61	$16.67

Performance ratios (3)
Adjusted return on assets	(A/D)	0.86%	0.73%	0.81%	0.72%
Adjusted return on equity	(A/E)	7.58	6.59	7.34	6.31
Adjusted return on tangible equity (4)	(A/F)	12.78	11.76	12.43	11.31
Efficiency ratio	(C-L)/(B+J+M)	60.35	62.89	61.63	63.41

		At or for the Quarters Ended		At or for the Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2015	2014	2015	2014
Supplementary data (in thousands)
Tax benefit - tax-advantaged commercial project investments (5)	(J)	$4,029	$555	$12,098	$1,664
Non-interest income charge - tax-advantaged commercial project investments (6)	(K)	(2,851)	(417)	(8,554)	(1,251)
Net income on tax-advantaged commercial project investments	(J+K)	1,178	138	3,543	413
Intangible amortization	(L)	887	1,236	2,722	3,816
Fully taxable equivalent income adjustment	(M)	1,131	859	3,088	2,429
_______________________________________

(1)	The out of period adjustment shown above relates to interest income earned on loans acquired in bank acquisitions.

(2)	Total tangible stockholders’ equity is computed by taking total stockholders’ equity less the intangible assets at period-end.

(3)	Ratios are annualized and based on average balance sheet amounts, where applicable. Quarterly data may not sum to year-to-date data due to rounding.

(4)	Adjusted return on tangible equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 40% marginal rate, by tangible equity.

(5)
The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation, low-income housing, new market projects, and renewable energy projects.

(6)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

SUMMARY

Berkshire recorded growth in adjusted earnings per share in the third quarter and first nine months of 2015 compared to 2014. Adjusted earnings per share exclude non-operating charges. Adjusted earnings per share have increased sequentially in each quarter since the first quarter of 2014. This improvement reflects growth in income from business activities together with the benefit of business combinations including the purchase of New York branches in 2014 and the acquisition of Hampden and Firestone in 2015. Improved adjusted earnings also reflect economies resulting from restructuring activities as well as positive operating leverage based on increased market and wallet share in the Company’s footprint. Profitability and efficiency metrics related to adjusted earnings in the most recent quarter were the strongest since the middle of 2013. Dividends per share increased by 6% year-over-year due to a dividend increase granted in January 2015. Total shares outstanding increased by 23% in 2015 due to the shares issued as merger consideration. GAAP earnings and earnings per share increased year-over-year for both the third quarter and year-to-date, and included the impact of non-operating charges consisting primarily of merger, acquisition, and restructuring costs.

Total assets increased by 20% to $7.8 billion during the first nine months of 2015 due to growth from acquisitions and business activities. Asset performance remained strong and capital and liquidity metrics were supported with stock issuances and deposit growth. Third quarter financial highlights included:

•	6% increase in adjusted earnings per share compared to prior quarter

•	14% annualized organic increase in loans

•	9% annualized organic increase in commercial loans

•	3% increase in deposits

•	3.37% net interest margin

•	60.4% efficiency ratio

•	0.86% adjusted ROA (0.78% GAAP ROA)

•	0.31% non-performing assets/assets

•	0.26% net loan charge-offs/average loans

In 2015, Berkshire has produced strong quarterly growth in adjusted earnings per share, including margin expansion and core profitability improvement. The Company has posted organic loan growth while maintaining its financial and risk management disciplines. Berkshire has completed the acquisitions and integrations of Hampden and Firestone and has begun to benefit from related EPS accretion. The Company has invested in developing its teams in wealth management, private banking, and small business banking. During the third quarter, a leader was recruited for the development of Berkshire’s indirect auto lending business. After quarter-end, Berkshire announced an agreement to acquire SBA lending operations. In 2015, the Company has improved its retail offerings, including introducing Apple Pay™ convenience to its customers, and its employees participated in the biggest Week of Community Service in the Company’s history. The Company has consolidated seven retail offices, or 7% of the total, in 2015. To strengthen its recognition, it enhanced its America’s Most Exciting Bank® branding throughout its offices. During the most recent quarter, the Company announced several executive promotions, including the promotion of Richard Marotta to President of the Bank and Sean Gray to Chief Operating Officer of the Bank.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Summary: Total assets increased by $1.3 billion, or 20%, to $7.8 billion in the first nine months of 2015, including $688 million in assets resulting from the Hampden acquisition and $201 million in assets resulting from the Firestone acquisition. Excluding these acquisitions, organic asset growth totaled $414 million, or 6%, primarily due to loan growth from business activities. Deposits grew by $853 million, or 18%, including $484 million from the Hampden acquisition. Excluding Hampden, all other deposit growth totaled $369 million, or 8%, primarily due to increased time deposits. Berkshire issued $157 million in net common stock as merger consideration for Hampden and Firestone, which accounted for most of the $172 million increase in equity. Most other balance sheet categories also increased due to these business combinations, including goodwill which increased by $60 million. Most capital ratios improved due to the accretive benefit from the acquisitions which were mostly financed with common stock. Liquidity was supported by deposit growth. Tangible book value per share increased by 2% to $17.61 from $17.20, and total book value per share increased by 1% to $28.48 from $28.17. The acquisitions were targeted to improve future capital generation through increased profitability and earnings per share accretion.

Securities: Total securities increased by $191 million to $1.40 billion in the first nine months of 2015, including $72 million in balances acquired from Hampden. Some of the Hampden balances were restructured to increase yield and most of the securities growth was in municipal bonds ($63 million) and mortgage-backed securities ($137 million) which consisted primarily of collateralized mortgage obligations. Investments in bank capital instruments were reduced as a result of new regulatory requirements that increased the required capital support for these investments. The Company reduced its investment in equity securities and trust preferred securities by $23 million. The Company continues to focus on loan growth as a primary operating objective; it utilizes the securities portfolio to provide additional income and to accomplish its overall balance sheet and asset liability management objectives. Longer duration municipal securities were designated as held to maturity as part of the Company’s balance sheet strategies to manage the market price risk reflected in its equity capital. The overall portfolio yield of 2.92% in the most recent quarter was down slightly from 3.00% in the fourth quarter of 2014 due to ongoing yield compression and changes in mix.

Long term interest rates dipped in the most recent quarter, with the rate on the ten year U.S. Treasury bond ending at 2.06%, compared to 2.35% at the start of the quarter and to 2.17% at the start of the year. The quarter-end bond portfolio duration decreased to 4.0 years from 4.9 years at the start of the quarter and from 4.3 years at the start of the year as expected lives of mortgage related securities shortened following the recent dip in interest rates. The improved securities prices resulting from the rate decrease resulted in a slightly higher unrealized gain on investment securities, which totaled $19 million, or 1.5% of cost, at period-end, compared to $18million or 1.6% of cost at the start of the year . There were no material changes in measures of asset quality of securities during the first nine months of 2015 and no impairments of securities recognized during this period. During the first quarter of 2015, the Company realized a $1.4 million net loss on bonds due primarily to the sale of a pooled trust preferred security which was reported with a $1.0 million unrealized loss at year-end 2014. The bond losses were offset by $1.4 million in net gains realized on the sale of equity securities. During the second quarter, the Company recognized a $2.2 million gain on its existing investment in Hampden common stock as a result of the acquisition. This stock was converted to Berkshire stock which is held as an investment security by a Bank subsidiary and is eliminated at the consolidated level.

Loans. Berkshire generated 9% annualized total organic loan growth in the first nine months of 2015, while also integrating the acquired Hampden and Firestone portfolios. These acquisitions added $686 million in loan balances, while net organic growth totaled $299 million, including $143 million in residential mortgages and $198 million in commercial loans.

Berkshire continues to focus on strategic commercial loan growth to increase earnings, market share, and business relationships. Organic commercial loan growth, excluding loans acquired in business combinations, was 11% annualized for the year-to-date, including 14% annualized growth of commercial real estate and 5% growth of commercial and industrial loans. The Company has pursued a strategy to adjust the commercial portfolio based on the acquired balances and to improve the portfolio yield in light of market pricing factors. As a result, most organic commercial growth has been in commercial real estate loans for the year-to-date in 2015. Additionally, commercial real estate demand has been strong in the Company’s markets and commercial real estate growth has also included a $35 million organic increase in construction balances due to improved economic conditions and seasonality.

As a result of its activities, the Company has increased the commercial portfolio to 54% of total loans, from 52% at the start of the year. The yield on the portfolio has increased to 4.58% in the most recent quarter from 4.20% in the prior quarter and 4.11% in the fourth quarter of 2014. Excluding the accretion on loans acquired in business combinations, the yield increased to 4.21% in the most recent quarter, compared to 3.97% in the prior quarter and 3.90% in the fourth quarter of 2014. The increase in the third quarter included the benefit of the acquired Firestone loans. These are equipment loans to small specialized businesses in a national portfolio which have higher lending spreads that reflect the additional administration that is characteristic of this business line. Berkshire has also emphasized the development of its SBA loan program and has achieved a leading position as an originator of SBA guaranteed loans in several of its regional markets. After quarter-end, Berkshire announced an agreement to acquire the lending team of 44 Business Capital, a nationally ranked SBA originator that will further contribute to the growth and diversification of Berkshire’s SBA lending business.

Organic mortgage growth from business activities was 13% annualized, with most of the growth occurring in the third quarter. Long term interest rates dipped in the first quarter of the year, spurring higher refinancing demand which was primarily targeted for sale. The market swung more toward a purchase market in the late spring and summer, due to higher rates and seasonal factors. Purchase loans include more jumbo loans which are frequently held for investment due to their limited secondary market. Third quarter growth also included mortgages purchased from area banks, and was net of seasoned loans sold. The portfolio yield decreased to 3.74% from 4.08% in the prior quarter and to 3.88% in the fourth quarter of 2014. Consumer loans decreased at a 7% organic annualized rate for the year-to-date, reflecting continued run-off of lower coupon indirect superprime auto loans based on the Company’s strategy to improve overall lending yields. In the most recent quarter, Berkshire recruited an auto lending leader with extensive northeast experience in building prime indirect auto lending relationships and a goal to build market share throughout the Company’s footprint. The third quarter consumer loan yield improved to 3.29% from 3.24% in the prior quarter and compared to 3.35% in the fourth quarter of 2014.

The Hampden loan portfolio, acquired in the second quarter, consists largely of Springfield area loans and included $130 million of residential mortgages, $281 million of commercial loans, and $82 million of consumer loans. The overall loan portfolio yield improved to 4.14% in the third quarter, compared to 4.02% in the prior quarter and to 3.96% in the fourth quarter of 2014. Excluding purchased loan accretion, the loan yield increased to 3.94% from 3.86% and 3.82% in the above periods respectively. As a result of the growth in real estate related loans in the most recent quarter, the overall duration of the loan portfolio increased modestly. At period-end, loans repricing within one year measured 32% of total loans, while loans repricing in one to five years measured 28% and loans repricing over five years measured 40%. The comparable measures at the start of the year were 37%, 24%, and 39% respectively.

Asset Quality. Asset quality metrics remained favorable and generally continued to improve in the first nine months of 2015. Annualized net loan charge-offs measured 0.26% of average loans during this period. Period-end non-performing assets were 0.31% of total assets, compared to 0.37% at the start of the year. These assets increased by $3.6 million from 0.27% of assets at midyear primarily due to one commercial and industrial loan that was unrelated to this year’s business combinations.

Due to accounting principles for business combinations, the acquired loans are marked to fair value at acquisition and all are recorded as accruing, despite payment status. Accordingly, charge-off and accrual measures reflect this accounting and are not fully comparable to prior periods. At September 30, 2015, the total contractual balance of purchased credit impaired loans was $45 million, with a carrying balance of $23 million, or 52% of the contractual amount. The $22 million total discount included a $7.5 million accretable balance that was expected to be recorded to income during the estimated remaining lives of these loans.

Accruing delinquent loans decreased to 0.47% of total loans from 0.52% in the first nine months of the year, and accruing loans over 90 days past due remained unchanged at 0.10%. Loans identified as troubled debt restructurings totaled $24 million at period-end including $12 million which were newly identified in the first nine months of the year related to a small number of commercial loans. Loans which became non-accruing totaled $10 million in the third quarter, which was slightly elevated from the general run rate range of $4 - 9 million experienced for a number of recent quarters.

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

The total loan loss allowance increased by $2.5 million to $38.2 million in the first nine months of 2015, including the impact of increased loans from business activities as well as changes in commercial risk ratings. The ratio of the allowance to total loans decreased to 0.67% from 0.76% including the impact of loans acquired in business combinations. For loans from business activities, this ratio decreased to 0.78% from 0.84%. At period-end, the allowance provided 2.9X coverage of annualized third quarter net charge-offs and 176% coverage of period-end non-accrual loans.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Criticized loans were 1.9% of total assets at the nine month-end, compared to 2.0% of assets at the start of the year. The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore have not generally been viewed as potential problem loans. Potential problem loans decreased to $62 million from $67 million for the year-to-date. The Company’s evaluation of its credit risk profile also compares the amount of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio declined to 26% from 28% during the first nine months of 2015.

Deposits. Total deposits increased by $853 million, or 18%, for the year-to-date, including $484 million in acquired balances from Hampden. Excluding these acquired balances, total deposits increased by $369 million, or 8%. This was largely due to a $322 million increase in brokered time deposits which was used to fund organic loan growth and to replace more expensive borrowings previously used to fund the Firestone loans. Business activities resulted in 2% annualized year-to-date growth of non-maturity deposits, which was led by a 6% annualized advance in demand deposits. Checking balances are targeted by the Company as a core element of its relationship development and cross sale goals for fee based products.

The Hampden deposit portfolio consisted largely of Springfield area accounts and increased Berkshire’s estimated market share to a top four position in that market. These acquired deposits included $97 million in demand deposits, $51 million in NOW accounts, $62 million in money market accounts, $120 million in savings balances, and $154 million in time account balances. The average cost of Hampden’s deposits in the first quarter of 2015, before its acquisition, was approximately 0.57%. The average cost of Berkshire’s combined deposits increased slightly to 0.45% in the third quarter, compared to 0.44% in the fourth quarter of 2014 due to the increase in time deposits. Period-end brokered time deposits totaling $779 million had an average cost of 0.64% and an 8.5 month average maturity.

In 2015, the Company has consolidated seven branches and entered an agreement for the sale of its Tennessee branch in the second half of the year. The Company does not expect that its branch consolidations will have any material impact on its deposit balances. The Company ended its participation in the Massachusetts Depositors Insurance Fund (“DIF”) at mid-year 2014 and the one year transitional coverage of existing balances expired early in July 2015. Hampden Bank’s participation in this fund terminated with no transitional coverage as of the Hampden merger date. Normal FDIC insurance coverage remains in place for the Bank’s deposits. The Company initiated limited offerings of reciprocal money market and NOW accounts to large institutional and municipal customers. Money market and NOW accounts included $181 million of reciprocal balances at the end of the third quarter, compared to $9 million at the start of the quarter. Balances in various deposit account categories shifted in the third quarter in part due to shifts in customer holdings based on the introduction of these reciprocal accounts.

New federal regulatory liquidity coverage ratios for the largest banks became effective in 2015, with the potential of increasing competition for retail deposits and reducing competition for large corporate deposits. The Company believes that it may have competitive advantage in the event of interest rate increases due to the comparative stability of some of its more rural deposit markets. The ratio of loans/deposits was 103% at period-end, compared to 101% at the start of the year, including the impact of the Firestone acquisition.

Borrowings, Derivative Financial Instruments and Hedging Activities. Berkshire uses borrowings as a supplement to deposits to fund asset growth. Total borrowings increased by $249 million to $1.30 billion in the first nine months of 2015, including $120 million in acquired Hampden borrowings and $159 million in acquired Firestone borrowings. The Company initially repaid the Firestone secured bank borrowings with short term FHLBB advances and then replaced some of these advances with time deposits raised in the third quarter.

A major portion of borrowings is managed on a short term basis under collateralized borrowing arrangements provided through the Federal Home Loan Bank of Boston and is routinely renewed in the normal course of business. Berkshire is using its expanded systems capability to upgrade its collateral support related to existing and acquired loans to facilitate expanded liquidity from the Federal Home Loan Bank. The Bank’s unused borrowing capacity with the FHLBB stood at $480 million at period-end, compared to $541 million at mid-year and to $246 million at the start of the year. The weighted average cost of borrowings was 0.81% in the third quarter of 2015, compared to 0.85% in the fourth quarter of 2014.

The notional amount of derivatives increased by $157 million to $1.19 billion during the first nine months of 2015, due primarily to a $70 million increase in commercial loan interest rate swaps matched by $70 million in back-to-back swaps with national counterparties. This increase was related to growth in lending activities and customer demand for fixed rate protection against expected future interest rate increases. The net unrealized loss on derivatives increased to $13 million from $6 million due to the decrease in interest rates and interest rate expectations near the end of the third quarter. As a result, the fair value liability for the Company’s fixed payment swaps on FHLBB borrowings increased to $11 million from $3 million. The amount of this loss has varied significantly due to the unusually high volatility of long term interest rates in recent periods reflecting uncertainty about domestic and foreign monetary policy.

Stockholders’ Equity. Stockholders’ equity increased by $172 million in the first nine months of the year, including $115 in stock consideration issued for the Hampden acquisition and $42 million in stock consideration issued for the Firestone acquisition. Retained earnings contributed $17 million and stock compensation added another $4 million. Total shares outstanding increased by 5.8 million to 30.9 million including 4.2 million shares issued as Hampden merger consideration and 1.4 million shares issued as Firestone merger consideration.

The measure of tangible equity excludes goodwill and other intangible assets and is an alternative measure of the Company’s capital position. Due to the $60 million year-to-date increase in goodwill as a result of the acquisitions, tangible equity increased by $112 million to $545 million over this period. The ratio of tangible equity/assets increased to 7.3% from 7.0% during the first nine months of 2015. The Company generally targets to maintain this measurement within a range of 7-8% and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth. Both business combinations were estimated to be accretive to this measure due to the common stock which provided most of the merger consideration. The ratio of equity/assets increased to 11.3% from 10.9%. The Bank’s risk based capital ratio improved to 11.0% from 10.8%.

Period-end tangible book value per share measured $17.61 and increased by 2% from $17.20 at the start of the year, as retained earnings more than offset the acquisition related dilution. Period-end book value per share measured $28.48, which was a 1% increase over $28.17 at year-end 2014.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Summary. Berkshire’s results in 2015 included the Hampden operations acquired on April 17, 2015 and the Firestone operations acquired on August 7, 2015. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued for merger consideration. Results in 2014 included New York branch operations acquired on January 17, 2014.

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

Third quarter adjusted net income per share increased by 17% to $0.54 in 2015 from $0.46 in 2014. For the first nine months of the year, this measure increased by 17% to $1.55 from $1.32. This improvement was due to positive operating leverage driven by revenue growth from acquisitions and business activities, as well as reflecting the benefit of restructuring activities. Third quarter 2015 adjusted earnings per share increased by 6% compared to the prior quarter, demonstrating continued operating earnings momentum and including the benefit of contributions from the acquired Hampden and Firestone operations.

Third quarter GAAP net income per share was $0.49 in 2015 compared to $0.48 in 2014. For the first nine months of 2015, GAAP net income per share was $1.20 in 2015 and $0.90 in 2014. GAAP results included non-operating charges from current year acquisitions, the branch acquisition in January 2014, and restructuring charges in both years.

Quarterly adjusted EPS and profitability metrics have improved sequentially in all consecutive quarters since the beginning of 2014. Adjusted return on equity improved to 7.6% in the most recent quarter and adjusted return on assets improved to 0.86%. The GAAP metrics were 6.9% and 0.78% for these measures, respectively, in the most recent quarter and included the impact of net non-operating charges.

Revenue. Total third quarter net revenue increased by $10 million, or 17%, to $70 million in 2015 compared to $60 million in 2014. This growth included contributions from acquired operations. Berkshire’s goal is to produce positive operating leverage from revenue growth as it develops revenue synergies in its expanded footprint and from integrated product sales that improve wallet share, while further developing efficiencies in its operations. Annualized third quarter 2015 net revenue measured $9.27 per share, decreasing from $9.76 per share in the prior quarter and $9.59 per share in the third quarter of 2014 due to the additional shares issued as merger consideration.

Net Interest Income. Third quarter 2015 net interest income increased over the prior quarter by $4.3 million, or 8%, and by $12 million, or 27%, over the third quarter of 2014. This increase was primarily due to organic and acquired loan volume growth and also benefited from Berkshire’s strategies to improve the asset mix, resulting in the highest loan yield in the last five quarters. The Company’s efforts have been focused on the commercial loan portfolio, which has grown by 28% year-to-date with a 9% increase in yield. The 17% year-to-date increase in net interest income similarly reflected these efforts.

The 3.37% third quarter net interest margin was the highest in the last five quarters. The yield on earning assets increased to 3.87% from 3.70% over this period due to the increase in loan yield to 4.14% from 3.91%. The third quarter cost of funds was flat at 0.51% in 2015 compared to 2014 as a modest increase in deposit costs was offset by lower borrowings costs.

Loan interest income includes purchased loan accretion, which consists mostly of recoveries on the collection of purchased credit impaired loans. This accretion total $2.7 million in the most recent quarter, compared to $2.2 million in the prior quarter and to $1.2 million in the third quarter of 2014. The Company also evaluates its net interest margin excluding accretion which can be volatile and is expected to decline over time. The net interest margin excluding accretion rose to 3.22% in the most recent quarter, compared to 3.16% in the prior quarter and to 3.12% in the third quarter of the prior year. This further reflected the improved commercial loan yield discussed above. Measured before accretion, third quarter commercial loan yields improved year over year to 4.21% from 3.87%, bringing the total loan yield up to 3.94% from 3.87%. Improved loan yields also reflected a modest increase in the duration of the loan portfolio in recent periods.

Non-Interest Income. Non-interest income decreased year over year in the third quarter due to changes in other non-interest income which will be discussed below. Non-interest income is primarily composed of fee income, which decreased year over year by $0.2 million, or 1%, in the third quarter and increased by $2.7 million, or 7%, for the first nine months. Fee income included the contribution of Hampden operations after the acquisition. Hampden reported fees of $0.6 million in the first quarter prior to acquisition. The nine month increase in Berkshire’s fee income was primarily due to a $2.5 million increase in loan and mortgage banking fees related to the impact of lower long term interest rates in the first half of 2015.

Berkshire is focused on increasing the contribution of fee revenues through product development and via increased market share and wallet share. The Company closely manages cross sales and referrals among business lines and is also investing in staff to improve product penetration in newer markets. Fee income sources include loan fees, mortgage banking, deposit services, wealth management, and insurance. Loan fee income includes commercial loan interest rate swap fees and gains on the sale of seasoned loans. Mortgage banking fees are from the origination and sale of residential mortgages and are recognized when held for sale applications are rate-locked. Mortgage volume and gain on sale margins increased when rates dipped in the first half of 2015 and then subsided in the most recent quarter. Deposit related fees include overdraft charges and card processing charges. Overdraft fees totaled $2.6 million and $7.1 million in the third quarter and first nine months of 2015, compared to $2.7 million and $7.6 million in the same periods of 2014. For these periods, card related income was $2.4 million and $6.5 million in 2015, compared to $2.2 million and $6.2 million in 2014. Third quarter annualized deposit fees were 0.49% of average deposits in 2015, compared to 0.57% in 2014. This reflected the impacts of the Hampden acquisition and lower overall overdraft utilization by customers.

The category of other non-interest income consists primarily of revenue recorded on bank owned life insurance, including mortality payments, together with securities capital gains distributions. This revenue, including miscellaneous income, totaled $1.7 million and $4.1 million for the third quarter and first nine months of 2015, compared to $0.8 million and $2.3 million for the same periods of the prior year. This category is stated net of charges to reduce the carrying value of tax-advantaged investments in commercial redevelopment projects. For the above periods, these charges totaled $2.8 million and $8.6 million in 2015, and $0.4 million and $1.3 million in 2014. These charges are more than offset by tax benefits, which are further discussed in the later section on income tax expense. Nine month non-interest income also included a second quarter $2.2 million gain recorded on Hampden stock and a first quarter 2014 $8.8 million in charge for the termination of hedges following the New York branch acquisition. These acquisition related amounts were viewed as non-operating by the Company and are excluded from its calculation of adjusted net income.

Loan Loss Provision. The provision for loan losses increased year over year by $0.6 million in the third quarter and by $1.2 million in the first nine months of 2015 compared to 2014. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs in all periods shown, as the amount of the allowance has risen gradually based on loan portfolio growth and reflecting the ongoing improvement in loan performance and credit quality.

Non-Interest Expense. Non-interest expense increased year over year in the third quarter and for the first nine months due primarily to non-operating merger charges as well as the addition of the Hampden and Firestone operations. The Company evaluates its operations based on its measure of operating expense net of non-operating charges as disclosed previously in the reconciliation of non-GAAP measures. Third quarter operating non-interest expense increased year-over-year by $6.6 million, or 17%. This increase included amounts invested in staff to further develop fee revenue business, including hires in wealth management, small business lending, and indirect auto lending. Quarter-end full time equivalent staff totaled 1,169 positions, including 51 positions added with Firestone in the third quarter. For the year-to-date, full time equivalent staff increased by 78 positions, or 7%, including the positions added by the Hampden operations. The positive operating leverage resulting from revenue growth and expense management resulted in an improvement in the third quarter efficiency ratio (measured on adjusted income) to 60.4% in 2015 from 62.9% in 2014. The annualized ratio of operating expense to average assets decreased to 2.44% from 2.52% for these respective periods. Ongoing operating expense has benefited from the $7.7 million in non-operating restructuring and conversion costs recorded since the beginning of 2014, including the consolidation of 11 branches over that period. Non-core charges recorded in 2015 (measured before tax) included $10.1 million for the Hampden acquisition, $1.8 million for the Firestone acquisition, and $4.6 million for branch and facilities restructuring expenses.

Income Tax Expense. Berkshire’s increased financing of tax-advantaged commercial development projects contributed $0.12 per share towards earnings in the first nine months of 2015, compared to $0.02 in the same period of 2014. Berkshire reinvested a portion of this benefit into professionals and projects targeted towards future revenue generation. Due to its regional reach and resources, the Company has expanded its tax-advantaged investments in redevelopment projects with commercial relationship partners in its communities. This financing results in a charge to non-interest income which is more than offset by the tax benefits recorded as a reduction in income tax expense. The charge to non-interest income represents a reduction in the carrying value of the Company’s project investments; this charge was previously discussed in the Non-Interest Income section. The tax benefits include tax credits along with a tax deduction on the amount of the charge. The total tax benefit recognized for these projects was $12.1 million in the first nine months of 2015, compared to $1.7 million in the same period of the prior year.

The Company’s effective tax rate in 2014 was 26% for the year , as well as for the third quarter and first nine months. This included ongoing tax rate components described in the notes to the financial statement included in the 2014 Form 10-K. Due to the increased tax credit projects described above, the effective tax rate decreased to 8% in the third quarter and first nine months of 2015. The Company evaluates its effective tax rate on operating earnings. In the most recent quarter, this rate was 17%, including a 16% benefit from tax credit related investments.

Hampden Bancorp Acquisition. The Hampden acquisition was completed on April 17, 2015. Hampden was a community bank headquartered in Springfield, Massachusetts and serving the Springfield area. This in-market merger was targeted to benefit all constituencies, bringing additional products and services to the Hampden customers, providing revenue synergies and cost efficiencies to the combined operations, and boosting Berkshire’s Springfield deposit share in the Springfield Metropolitan Statistical Area to the top 4 position based on most recent data. Berkshire is the largest Massachusetts based bank now serving the Springfield market. Berkshire consolidated 3 of the Hampden branches in the second quarter and now operates a total of 17 branches in that market, including 7 former Hampden offices.

The total acquisition cost was $115 million and Berkshire issued 4.2 million common shares as merger consideration, net of 169 thousand shares held by Berkshire. Merger related costs included $8.4 million in pre-tax merger related costs recorded by Hampden and $11.6 million recorded by Berkshire through September 30, 2015. The Company believes that it is on plan to achieve its cost saves goal within a year of the closing date. The Company has also consolidated three Hampden branches and recorded non-operating restructuring charges in 2015 for these consolidations. The Company estimates that Hampden’s operations in the most recent quarter contributed to improvements in its operating profitability ratios and that these operations will provide additional accretion to earnings after all cost savings are complete.

Due to the stock issued as merger consideration, the Company estimates that the Hampden acquisition improved the ratio of tangible equity/tangible assets and also contributed positively to regulatory capital ratios. The Company continues to target tangible book value dilution payback within approximately 3 years from the merger date based on future merger related operating EPS accretion. The Company also continues to target double digit long run return on the equity invested in this acquisition.

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

Nine month 2015 financial results included $1.8 million in non-operating Firestone merger related charges. The merger consideration paid to shareholders was $55 million, consisting of approximately 75% stock and 25% cash and the Company issued 1.442 million shares as consideration. The Company is targeting that this acquisition will be accretive to adjusted earnings per share and profitability metrics, as well as to capital ratios. The Company’s goal is that Firestone’s operations will produce a double digit return on its equity investment and tangible book value dilution will be repaid from Firestone’s operating earnings accretion in 2.5 years.

Results of Segment and Parent Operations. Berkshire Hills Bancorp (“the Parent”) has two subsidiary operating segments - banking and insurance. Results in the banking segment generally followed the levels and trends of consolidated results, which have been previously discussed. In the insurance segment, nine month net income increased as expense reductions exceeded the modest decrease in revenues. For the Parent, operating results primarily reflected changes in the operations of its bank subsidiary.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income consists primarily of changes in the net fair value of available for sale securities and derivative hedges, net of related income taxes. Due to the decrease in interest rates in the first nine months of 2015, the unrealized securities gain increased but this was more than offset by an increase in the unrealized loss on derivative securities. As a result, total comprehensive income of $29 million was lower than net income which totaled $34 million. For the first nine months of 2014, interest rates also decreased and produced an unrealized securities gain but the Company also had an unrealized gain on its derivatives as a result of changes made in the structure of its swaps. As a result, total comprehensive income of $34 million exceeded net income which totaled $22 million.

Liquidity and Cash Flows. During the first nine months of 2015, increased deposits were the primary source of funds and net loan growth was the primary use of funds. Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset liability objectives. In select cases, the Bank provides insured brokered reciprocal deposits to large institutional accounts to supplement its deposit insurance protection in place of its previous participation in the Depositors Insurance Fund.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses. As of September 30, 2015, the Bank had approximately $480 million in borrowing availability with the Federal Home Loan Bank. This was increased from $246 million at the start of the year due to additional collateral that was pledged to the FHLBB, together with the collateral provided through the Hampden acquisition.

Berkshire Hills Bancorp had a cash balance totaling $27 million as of September 30, 2015 which was on deposit with Berkshire Bank. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $20 million in dividends to the Parent in the first nine months of 2015. The Parent has a $10 million revolving line of credit provided by a correspondent bank. The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service. The Parent's cash includes cash acquired from Hampden Bancorp in 2015.

Capital Resources. Please see the “Stockholders’ Equity” section of the Comparison of Financial Condition for a discussion of stockholders’ equity together with the “Stockholders’ Equity” note to the consolidated financial statements. At September 30, 2015, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2014 Form 10-K.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Company also evaluates its return on tangible equity as an indicator of its capital generation to support ongoing balance sheet growth. The Risk Management/Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that Berkshire’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/ or the Bank. The Company has an ongoing process to enhance its internal processes for evaluating capital adequacy under various scenarios including stressed conditions. The Company issued approximately 4.2 million net shares as merger consideration for the acquisition of Hampden Bancorp on April 17, 2015. The Company issued approximately 1.4 million shares for the acquisition of Firestone Financial on August 7, 2015. Most of the Company’s capital ratios improved as a result of these acquisitions.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2014 Form 10-K and information relating to payments due under contractual obligations is presented in the 2014 form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. Aside from the completion of the Hampden Bancorp acquisition on April 17, 2015, there have been no significant changes in off-balance sheet arrangements and contractual obligations since year-end 2014. Berkshire is modifying certain Hampden off-balance sheet arrangements and contractual obligations as a result of the merger. As a result of its restructuring activities, including branch consolidations, certain facilities leases have been terminated during the first nine months of 2015. On October 30, 2015, the Company announced that Berkshire Bank has entered into an agreement to acquire various assets related to the SBA lending operations of 44 Business Capital LLC. The obligations related to this agreement are not viewed as material by the Company.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at September 30, 2015 compared to December 31, 2014. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, which had an estimated fair value premium of $50 million (1.1% of loans) at period-end, compared to $50 million (1.1% of loans) at the start of the year.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first nine months of 2015. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2014. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped and shocked interest rate changes on net interest income in the one year, two year, and three year time horizons, including parallel shifts and yield curve twists. The Company also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

As of September 30, 2015, there were no significant changes in the Company’s methodologies for measuring the sensitivity of net interest income to changes in market interest rates. The Company remains modestly asset sensitive in most interest rate parallel shift scenarios. Increases in interest rates which result from a parallel shift in the yield curve generally result in higher interest income in most future periods compared to the base scenario of unchanged interest rates. Interest income is positively affected up to 5% in the third year compared to this base scenario depending on the timing and magnitude of the interest rate increase. This reflects the repricing of assets in an upward rate environment, together with the benefit of the fixed payment swaps. The Company’s position tends to be initially asset sensitive as prime and LIBOR indexed loans are expected to react quickly to rate changes while modeled deposit rate changes are expected to react less quickly. If interest rates remain unchanged or if the yield curve flattens due to higher short term rates, the Company’s net interest income could be negatively impacted in the initial effective period of the swaps due to the contracted fixed payments, together with the ongoing effects of asset yield compression which have pressured industry margins in recent years. Through its pricing disciplines and mix of business, Berkshire’s goal is to manage its balance sheet to support the net interest margin in the event that interest rates do not rise as anticipated by management during the effective period of the swaps.

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

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the future, as anticipated. At September 30, 2015, the Company estimated that the economic value of equity, including estimates related to Hampden, would decrease by approximately 11% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits. This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results. The sensitivity of equity at risk in the modeled scenario increased modestly from 9% at year-end 2014. Equity at risk is not expected to be materially impacted by the Firestone acquisition.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2015, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.
ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. As a result of the closing of the Hampden Bancorp acquisition on April 17, 2015, the risks related to the failure to complete that acquisition are no longer relevant. The risks related to the acquisition of Firestone Financial were described in the registration statement filed pursuant to Rule 424(b) by Berkshire on July 2, 2015. The risks related to the failure to complete that acquisition are no longer relevant. The off balance sheet contractual obligations related to the Company’s pending asset acquisition related to 44 Business Capital are not viewed as material and the related risk factors are not viewed as material. There have been no other material changes in the Company’s Risk Factors during the first nine months of 2015.
ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                 No Company unregistered securities were sold during the quarter ended September 30, 2015.
(b)                 Not applicable.
(c)                  The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2015.

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2015	—	$—	—	18,113
August 1-31, 2015	—	—	—	18,113
September 1-30, 2015	—	—	—	18,113
Total	—	$—	—	18,113
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2015	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: November 9, 2015	By:	/s/ Josephine Iannelli
Josephine Iannelli
Senior Executive Vice President, Chief Financial Officer