Form 10-K
period 2015-12-31
BERKSHIRE HILLS BANCORP INC
filed 2016-02-29
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Registrant’s telephone number, including area code: (413) 236-3149

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $822 million, based upon the closing price of $28.48 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 25, 2016 was 31,078,770.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

GENERAL

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group.

The Bank profiles itself as follows:

The Company views itself as well positioned in an attractive footprint as illustrated below:

Full service regional bank with a distinctive brand and culture, strong middle market opportunities, a solid foundation and ongoing momentum

Rochester
Rome
Utica
Syracuse
NY
Albany
VT
Manchester
NH
MA
91
Pittsfield
Burlington
Westborough
Boston
128
90
Springfield
Hartford
RI
CT

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.” At year-end 2015, Berkshire’s closing stock price was $29.11 and there were 30.974 million shares outstanding. Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities. The Company seeks to distinguish itself based on the following attributes:
•Diversified revenue drivers and controlled expenses
•Well positioned footprint in attractive markets
•AMEB culture
•Solid internal capital generation supports growth
•Focused on long-term profitability goals and shareholder value
•Acquisition disciplines a strength in a consolidating market

The Bank operates under the brand of America’s Most Exciting Bank® providing an engaging and innovative customer experience driven by its AMEB culture which is:

The Bank has 93 full-service banking offices in its New England and upstate New York footprint, which extends along Interstate 90 from Boston to Syracuse, and along Interstate 91 from Hartford into Vermont. The Bank also has commercial and retail lending offices located in Eastern Massachusetts. The Company’s operations include those acquired as a result of four bank mergers in 2011 through 2012, a mortgage banking company acquisition in 2012, the acquisition of 20 New York branches in 2014, and the acquisition of Hampden Bancorp, Inc. (“Hampden”), in the second quarter of 2015.

To augment its commercial lending operations, the Company acquired all of the outstanding equity of Firestone Financial Corp. (“Firestone”), which now operates as a subsidiary of Berkshire Bank. Firestone is a commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. Firestone originates commercial and industrial loans to a national customer base in several niche industries.

On October 27, 2015, the Company entered into a purchase and assumption agreement with 44 Business Capital, LLC (“44 Business Capital”) and Parke Bank. The Company will acquire the business model of 44 Business Capital and certain other assets of Parke Bank's SBA 7(a) loan program operations. The Company has agreed to purchase certain small business loans from Parke Bank. The transaction is subject to receipt of required regulatory approvals and is expected to be completed during the first six months of 2016.

The Bank serves the following regions:

•
Western New England, with 23 banking offices, including the Company’s headquarters in Pittsfield, Mass. This region includes Berkshire County, Mass., which is the Company’s traditional market, where it has a leading market share in many of its product lines. This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains. This region is within commuting range of both Albany, N.Y., and Springfield, Mass., and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City. The Pittsfield 2014 MSA GDP totaled $6 billion.

•
New York, with 43 banking offices serving the Albany Capital District and Central New York. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. The Company’s Central New York area includes operations in the Rome/Utica MSA and in the Syracuse MSA. These are markets along Interstate 90 with longstanding local industries and expansion influences from the Albany Capital District. The Albany/Schenectady 2014 MSA GDP was $49 billion, and the Rome/Utica/Syracuse total 2014 MSA GDP was $42 billion.

•
Hartford/Springfield, with 25 banking offices serving the market along the Connecticut River in this region, which is the second largest economic area in New England. This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England, and Interstate 90, which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is a major airport serving central New England. The Springfield area is receiving major commercial investment including the first Massachusetts casino/entertainment complex, railcar manufacturing, and highway development. The Hartford/Springfield combined 2014 MSA GDP was $110 billion.

•
Eastern Massachusetts, with lending offices and two branch offices located in towns west and north of Boston. Eastern Massachusetts is the largest economic area in New England, and the Company’s banking operations extend from Worcester within the commuting and commerce area of Boston, east to Boston and its suburbs. Boston is viewed as a leading commercial real estate market nationally, including foreign demand for commercial and multifamily properties.  The Bank’s Asset Based Lending Group is headquartered in this region, and serves middle market businesses throughout the Company’s footprint. The Boston/Worcester combined 2014 MSA GDP was $420 billion.

During 2015, the Company continued to execute its strategy to align individual branch profitability within the context of the breadth of its footprint as a core competency. The Company sold or consolidated eight branches during the year, including three acquired from Hampden. The Company also sold its Tennessee operations and consolidated three other branches in its New York and Springfield markets. The Company expects to further execute this strategy in 2016 through continued analysis of sale and consolidation opportunities.

Shown below is information about total loans and deposits within the Company’s New England/New York footprint, by region, as of year-end 2015.

These regions are viewed as having favorable demographics and provide an attractive regional niche for the Bank to distinguish itself from larger national and super-regional banks, as well as from smaller community banks, while serving its market area. The Bank is the only locally headquartered regional bank serving this footprint. The Company views its footprint as comparatively stable, with modest economic growth prospects in rural areas and higher growth prospects in more developed areas. The strongest growth is expected to be in Eastern Massachusetts and the New York Capital District. The Company views itself as positioned to take advantage of the best growth opportunities as they develop across its geography. The Company’s regions have competitive economic strengths in precision manufacturing, distribution, technology, health care, and education which are expected to continue to support above average personal incomes and wealth. As a result of its growth, the Company has increased and diversified its revenues both geographically and by product type and this has improved its flexibility in pursuing growth opportunities as they arise. The Company believes it has attractive long-term growth prospects because of the

Bank’s positioning as one of the leading regional banks in its markets with the ability to serve retail and commercial customers with a strong product set and responsive local management. The Company also has a goal to deepen its wallet share as a result of its focused cross sales program across its various business lines including insurance and wealth management.

The Company has recruited executives with experience in regional bank management and has augmented its management team as it has expanded into a diversified regional financial services provider. In addition to business acquisitions, Berkshire’s expansion has been based on team and talent recruitment. The Company also pursues organic growth through ongoing business development, de novo branching, and product development. The Bank promotes itself as America’s Most Exciting Bank®
. Its vision is to excel as a high performing market leader with the right people, attitude, and energy providing an engaging and exciting customer and team member experience. This brand and culture statement is expected to drive customer engagement, loyalty, market share, and profitability.

The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail, commercial, not-for-profit, and municipal customers in its market areas. The Company’s product offerings also include retail and commercial electronic banking, commercial cash management, and commercial interest rate swaps. The Company stresses a culture of teamwork and performance excellence to produce customer satisfaction to support its strategic growth and profitability. The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency. The Company converted its core banking systems to a new scalable technology platform in 2012, with goals to enhance service, efficiency, reliability, customer relationship management, distribution channels, product quality, and revenue generation. The systems provide deeper and more granular customer and operational data that Berkshire is mining in order to better inform its strategic direction and business execution. Berkshire has also expanded its mobile banking and remote capture offerings and utilizes its web site and online banking tools to extend the convenience that it offers to customers.

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

COMPETITION

The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of loan and deposit products and wealth management and insurance services. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company does not rely on any individual, group, or entity for a material portion of its deposits.

LENDING ACTIVITIES

General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank retains most of the loans it originates, although the Bank generally sells its originations of conforming fixed rate residential mortgages. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets. The Bank’s loan portfolio includes loans acquired in recent business combinations and such loans generally conform to the loans from the Bank’s business activities.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in the Loans footnote in the consolidated financial statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Residential mortgages	$1,815.0	32%	$1,496.2	32%	$1,384.3	33%	$1,324.3	33%	$1,020.4	35%

Commercial real estate	2,059.8	36	1,611.6	34	1,417.1	34	1,413.5	35	1,156.2	39
Commercial and industrial loans	1,048.3	18	804.4	17	687.3	16	600.1	15	410.3	14
Total commercial loans	3,108.1	54	2,416.0	52	2,104.4	50	2,013.6	50	1,566.5	53

Consumer	802.2	14	768.4	16	691.8	17	650.7	16	369.6	13
Total loans	$5,725.3	100%	$4,680.6	100%	$4,180.5	100%	$3,988.6	100%	$2,956.5	100%

Allowance for loan losses	(39.3)		(35.7)		(33.3)		(33.2)		(32.4)
Net loans	$5,686.0		$4,644.9		$4,147.2		$3,955.4		$2,924.1

Residential Mortgages. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years that are fully amortizing with monthly loan payments. Berkshire’s loan products are available through FNMA, FHLMC, government insured, and state programs. In addition, the Bank offers a suite of portfolio products through Berkshire Bank. Berkshire Bank is an in-house Direct Endorsed Lender for FHA. It also offers VA, USDA, FHA Reverse, State Housing, Home Path, HARP, and other government sponsored mortgage programs. The Company targets that its programs and pricing are highly competitive in the marketplace as it pursues opportunities to expand market share in its footprint.

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

The Bank generally sells most of its newly originated conforming fixed rate mortgages. It also purchases or sells seasoned mortgage loans in the secondary mortgage market when opportunities become available. The Bank is approved as a direct seller to Fannie Mae, retaining the servicing rights. The majority of the Bank’s secondary marketing is to national institutional secondary market investors on a servicing-released basis. Sales of mortgages generally involve customary representations and warranties and are nonrecourse in the event of borrower default. The Bank is also an approved originator of loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), and state housing agency programs.

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of six months to 10 years, the rates on these loans generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities. ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. At year-end 2015, the Bank’s adjustable rate mortgage portfolio totaled $544 million. The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide 15-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

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

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. This portfolio also includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial real estate loans are originated with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations with regional and national banks and purchases and sells commercial loans in its footprint.

Commercial real estate loans are among the largest of the bank’s loans, and may have higher credit risk and lending spreads.The Company believed that its competitive advantage for new originations was strongest in the $5-10 million size range. Because repayment is often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times based on stabilized cash flows of leases in place, with some exceptions for national credit tenants. For variable rate loans, the Bank underwrites debt service coverage to interest rate shocks of 300 basis points or higher based on a minimum of 1.0 times coverage and it uses loan maturities to manage risk based on the lease base and interest sensitivity. Loans at origination may be made up to 80% of appraised value based on property type and risk, with sublimits of 75% or less for designated specialty property types. Generally, commercial real estate loans require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer-term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The Bank also records fee income on these interest rate swaps based on the terms of the offsetting swaps with the bank counterparties.

The Bank originates construction loans to developers and commercial borrowers in and around its markets. The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 80 percent. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 50 percent loan to value on raw land. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

Commercial and Industrial Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk.

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

The acquisition of Firestone Financial in the third quarter of 2015 allowed the Company to expand its specialty commercial and industrial lending. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all fifty states. Key customer segments include the fitness, carnival, gaming, and entertainment industries. These loans function similarly to the Bank’s commercial and industrial portfolio. However, some credits have payment schedules tailored to the meet the needs of the seasonality of these borrowers’ businesses. These loans generally have higher interest rates than the Bank's other commercial loans, reflecting the niche expertise required in servicing these industries.

The Bank also reorganized its small business lending function to include the retail division in the origination of conforming small business loans in order to provide the best service to community businesses. The small business lending program is for businesses generally with annual revenues of up to $10 million and whose loan relationship with the bank is $2 million or less. The program has two distinct thresholds: branch originated loans for borrowers with revenues of $2 million or less, total loan relationship with the bank is $250 thousand or less -- and loan requests are $50 thousand or less for lines of credit and $100 thousand or less for term loans; and Business Banker originated loans for borrowers with revenues of $10 million or less, total loan relationship is $2 million or less and loan requests up to $2 million for all lending products. The program also handles an exception managed loan portfolio for loans and loan relationships under $250 thousand which require limited documentation to provide timely credit to small businesses.

With the acquisition of 44 Business Capital, which is expected to close in the first six months of 2016, the Company intends to expand its small business lending operations to a national customer footprint. With increased originations, the Company expects to actively sell many of these credits in the secondary market.

Consumer Loans. The Bank’s consumer loans consist principally of home equity lines of credit and indirect automobile loans, together with second mortgage loans and other consumer loans. The Bank’s home equity lines of credit are typically secured by first or second mortgages on borrowers’ residences. Home equity lines have an initial revolving period up to 15 years, followed by an amortizing term up to 20 years. These loans are normally indexed to the prime rate. Home equity loans also include amortizing fixed-rate second mortgages with terms up to 15 years. Lending policies for combined debt service and collateral coverage are similar to those used for residential first mortgages, although underwriting verifications are more streamlined. The maximum combined loan-to-value is 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. Acquired operations of Beacon Federal in 2012 included a significant consumer lending function focused on indirect originations of automobile loans, primarily in central New York. For new automobiles, the amount financed could be up to 100 percent of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, the amount of the loan was limited to the “loan value” of the vehicle, as established by industry guides. Beginning in the latter part of 2013, the Bank decided to de-emphasize originations of super-prime loans, and as a result, the indirect portfolio has been declining. In the third quarter of 2015, the Bank recruited a senior leader for this business line to develop an indirect program in New England and New York for prime auto loans with a goal of later developing a secondary marketing program to further support this activity.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2015. The contractual maturities do not reflect premiums, discounts, deferred costs, and prepayments.

Item 1 - Table 2 - Loan Contractual Maturity - Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total

Construction mortgage loans:
Residential	$20,962	$7,093	$—	$28,055
Commercial	27,340	226,330	—	253,670
Commercial and industrial loans	269,075	599,318	179,870	1,048,263
Total	$317,377	$832,741	$179,870	$1,329,988

For the $1.0 billion of loans above which mature in more than one year, $253 million of these loans are fixed-rate and $837 million are variable rate.

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

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management Committee and Management. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures. Generally, commercial lending management has the authority to approve pass rated secured loans (with normal credit risk) up to $1 million, in conjunction with a Credit Officer up to $4.5 million and in conjunction with the Chief Credit Officer up to $10 million. The Chief Credit Officer has the authority to approve up to $7.5 million for pass rated credits with major policy exceptions and pass/watch rated credits and up to $2.5 million for special mention rated credits. The Executive Loan Committee approves secured loans over these amounts (and over $1.5 million unsecured). The Bank tracks exceptions that are approved to loan underwriting standards and exception reports are actively monitored by executive lending management. In 2015, the Bank promoted its Chief Risk Officer to President of the Bank and recruited an experienced credit professional to the position of Chief Risk Officer.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance. Additionally, the Bank employs commissioned residential mortgage originators. Commercial lenders receive salaries and are eligible for bonuses based on individual and overall performance. The Bank purchases whole loans and participations in loans from banks headquartered in its market and from outside of its market. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable agreement. The Bank routinely sells newly originated, fixed-rate residential mortgages in the secondary market. Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors. The Bank also sells residential mortgages and commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval; some commercial commitments are made for longer terms. The Company also monitors pipelines of loan applications and has processes for issuing letters of interest for commercial loans and preapprovals for residential mortgages, all of which are generally conditional on completion of underwriting prior to the issuance of formal commitments.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management Committee. In most cases, the commercial loan hold limit is 5% of risk based capital for loan transactions and 8% of risk based capital for lending relationships. Loans outstanding to the ten largest relationships averaged $24.2 million each, or 3.8% of the Bank's risk based capital at year-end 2015. The Bank also actively monitors its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for commercial real estate and 100% for commercial construction loans. At year-end 2015, non-owner occupied commercial real estate totaled 227% of Bank risk based capital and outstanding commercial construction loans were 39% of Bank risk based capital. The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. All loan collections are managed through the Bank’s special assets group, except for consumer loan collections, which are managed by the Retail group and Firestone collections, which are handled by that subsidiary.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2015 if non-accruing loans had been current according to their original terms, amounted to $0.8 million. Included in the amount is $177 thousand related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in 2015 was $0.1 million. Included in this amount is $95 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $0.8 million for 2015. The total carrying value of troubled debt restructurings was $22.0 million at year-end.

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

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2015	2014	2013	2012	2011

Non-accruing loans:
Residential mortgages	$3,966	$3,908	$7,868	$7,466	$7,010
Commercial real estate	4,882	12,878	13,739	12,617	14,280
Commercial and industrial loans	8,259	1,705	2,355	3,681	990
Consumer	3,768	3,214	3,493	1,748	1,954
Total non-performing loans	20,875	21,705	27,455	25,512	24,234
Real estate owned	1,725	2,049	2,758	1,929	1,900
Total non-performing assets	$22,600	$23,754	$30,213	$27,441	$26,134

Troubled debt restructurings (accruing)	$12,497	$12,612	$8,344	$3,641	$1,263
Accruing loans 90+ days past due	$5,229	$4,568	$9,223	$18,977	$10,184

Total non-performing loans/total loans	0.36%	0.46%	0.66%	0.64%	0.82%
Total non-performing assets/total assets	0.29%	0.37%	0.53%	0.52%	0.65%

Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard, and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated Special Mention. Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information in the Loan Loss Allowance Note to the consolidated financial statements. Impaired loans acquired in business combinations are normally rated Substandard or lower and the fair value assigned to such loans at acquisition includes a component for the possibility of loss if deficiencies are not corrected.

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2015	2014	2013	2012	2011

Balance at beginning of year	$35,662	$33,323	$33,208	$32,444	$31,898
Charged-off loans:
Residential mortgages	1,857	2,596	2,426	2,647	1,322
Commercial real estate	7,546	5,684	5,026	4,229	4,046
Commercial and industrial loans	3,110	3,010	2,917	697	1,443
Consumer	2,175	2,563	2,467	1,877	885
Total charged-off loans	14,688	13,853	12,836	9,450	7,696

Recoveries on charged-off loans:
Residential mortgages	205	365	399	103	231
Commercial real estate	582	270	549	52	189
Commercial and industrial loans	458	228	211	96	109
Consumer	363	361	414	373	150
Total recoveries	1,608	1,224	1,573	624	679

Net loans charged-off	13,080	12,629	11,263	8,826	7,017
Allowance attributed to loans acquired by merger	—	—	—	—	—
Provision for loan losses	16,726	14,968	11,378	9,590	7,563
Transfer of commitment reserve	—	—	—	—	—
Balance at end of year	$39,308	$35,662	$33,323	$33,208	$32,444

Ratios:
Net charge-offs/average loans	0.25	0.29	0.29	0.26	0.27
Recoveries/charged-off loans	10.95	8.84	12.25	6.60	8.82
Net loans charged-off/allowance for loan losses	33.28	35.41	33.80	26.58	21.63
Allowance for loan losses/total loans	0.69	0.76	0.80	0.83	1.10
Allowance for loan losses/non-accruing loans	188.30	164.30	121.37	130.17	133.88

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category (as of year-end)

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount Allocated	Percent of Amount Allocated to Total Loans in Each Category	Amount Allocated	Percent of Amount Allocated to Total Loans in Each Category	Amount Allocated	Percent of Amount Allocated to Total Loans in Each Category	Amount Allocated	Percent of Amount Allocated to Total Loans in Each Category	Amount Allocated	Percent of Amount Allocated to Total Loans in Each Category

Residential mortgages	$8,614	0.47%	$7,480	0.50%	$7,562	0.55%	$6,444	0.49%	$3,420	0.34%
Commercial real estate	16,493	0.80%	15,539	0.96	16,112	1.13	19,275	1.36	22,176	1.92
Commercial and industrial loans	8,688	0.83%	6,322	0.79	5,770	0.85	5,707	0.95	4,566	1.11
Consumer	5,513	0.69%	6,321	0.82	3,879	0.56	1,782	0.27	2,282	0.62

Total	$39,308	0.69%	$35,662	0.76%	$33,323	0.80%	$33,208	0.83%	$32,444	1.10%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss (as of year-end)

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans

Residential mortgages	$8,614	21.91%	$7,480	31.97%	$7,562	33.11%	$6,444	33.20%	$3,420	34.51%
Commercial real estate	16,493	41.96	15,539	34.43	16,112	41.26	19,275	35.44	22,176	39.11
Commercial and industrial loans	8,688	22.10	6,322	17.19	5,770	9.08	5,707	15.05	4,566	13.88
Consumer	5,513	14.03	6,321	16.41	3,879	16.55	1,782	16.31	2,282	12.50

Total	$39,308	100.00%	$35,662	100.00%	$33,323	100.00%	$33,208	100.00%	$32,444	100.00%

INVESTMENT SECURITIES ACTIVITIES

The securities portfolio provides cash flow to protect the safety of customer deposits and as a potential source of liquidity. The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment. Decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer. The Enterprise Risk Management/Asset-Liability Committee meets multiple times each quarter and reviews investment strategies. The Risk Management and Capital Committee of the Board of Directors provides general oversight of the investment function.

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac, and consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2015. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. All of the Company’s available for sale municipal securities are investment-grade rated and most of the portfolio carries credit enhancement protection. The Company invests in investment grade corporate bonds and non-investment grade fixed-income securities consisting primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issuers. The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers. Historically, the Company acquired equity securities in the Bank, which was allowed under its savings bank charter. As a result of the Bank's charter change in 2014, the Bank can no longer purchase equity securities. Due to the higher financing costs at the holding company and changes in risk based capital calculations, the Company decreased its total holdings of equity securities in 2015. The Company owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Bank did not record any write-downs of investment securities during the year and none of the Company’s investment securities were other-than-temporarily impaired at year-end. The Company generally designates investment securities as available for sale, but sometimes designates municipal bonds and similar securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates.

The following tables present the year-end amortized cost and fair value of the Company’s securities, by type of security, for the three years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$99,922	$104,561	$127,013	$133,699	$77,852	$77,671
Mortgage-backed securities	960,907	959,865	824,865	829,652	610,326	601,429
Other bonds and obligations	57,742	56,064	74,953	73,525	61,123	58,975
Marketable equity securities	30,522	33,967	48,992	54,942	20,041	21,973

Total securities available for sale	$1,149,093	$1,154,457	$1,075,823	$1,091,818	$769,342	$760,048

Securities held to maturity
Municipal bonds and obligations	$94,642	$97,967	$4,997	$4,997	$4,244	$4,244
Mortgage-backed securities	68	71	70	74	73	75
Tax advantaged economic development bonds	36,613	38,537	37,948	39,594	40,260	41,101
Other bonds and obligations	329	329	332	332	344	344

Total securities held to maturity	$131,652	$136,904	$43,347	$44,997	$44,921	$45,764

Trading account security	$11,984	$14,189	$12,554	$14,909	$13,096	$14,840

Restricted equity securities	$71,018	$71,018	$55,720	$55,720	$50,282	$50,282

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasuries, other Government agencies and corporations	$991,497	$993,903	$873,927	$884,668	$630,442	$623,478
Municipal bonds and obligations	243,162	255,254	182,513	193,199	135,451	137,855
Other bonds and obligations	129,089	127,410	131,004	129,577	111,749	109,601

Total Securities	$1,363,750	$1,376,568	$1,187,444	$1,207,444	$877,642	$870,934

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security and restricted equity securities.

The following table summarizes year-end 2015 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Municipal bonds and obligations	$3.6	1.22%	$4.1	4.3%	$10.5	5.2%	$176.4	5.6%	$194.6	5.5%
Mortgage-backed securities	0.1	5.5%	2.6	2.8%	6.2	2.1%	952.1	2.3%	$961.0	2.3%
Other bonds and obligations	—	—%	17.0	6.7%	31.3	5.0%	46.4	5.1%	$94.7	5.3%
Total	$3.7	1.34%	$23.7	5.9%	$48.0	4.6%	$1,174.9	2.9%	$1,250.3	3.0%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits -- checking and NOW accounts -- for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives.

The Bank’s deposits are insured by the FDIC. The Bank has in the past offered additional 100 percent deposit insurance at no charge to customers through the Massachusetts Deposit Insurance Fund (“DIF”). The Bank terminated its participation in this fund in 2014 and the related insurance protection was phased out in 2015. The Bank began using brokered deposits more actively in 2014 and continued to expand this funds source in 2015 in order to broaden its funding base, augment its interest rate risk management vehicles, and to support loan growth. The primary source of brokered deposits is time deposits, which increased from $23 million at year-end 2013 to $380 million at year-end 2014 and $784 million at year-end 2015. The Bank also expanded its use of brokered reciprocal money market deposits to provide additional deposit protection to certain large commercial and institutional accounts. These balances are viewed as part of overall relationship balances with regional customers. These deposits increased from $9 million at year-end 2014 to $102 million at year-end 2015. Brokered deposits are sourced through four Board approved brokers; these deposits are viewed as potentially more volatile than other deposits and are managed as a component of the Bank's liquidity policies.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated. Deposit amounts in the following tables include balances associated with discontinued operations.

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2015			2014			2013
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate

Demand	$972.6	19%	—	$805.0	18%	—	$655.7	17%	—
NOW	462.9	9	0.2	417.2	9	0.1	355.2	9	0.1
Money market	1,444.1	28	0.4	1,442.3	33	0.1	1,389.2	35	0.9
Savings	582.4	11	0.2	476.4	11	0.1	442.2	11	0.1
Time	1,684.8	33	0.9	1,265.4	29	0.7	1,085.8	28	1.2
Total	$5,146.8	100%	0.5%	$4,406.3	100%	0.4%	$3,928.1	100%	0.5%

At year-end 2015, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$384,389	0.62%
Over 3 months through 6 months	408,160	0.71
Over 6 months through 12 months	182,438	0.97
Over 12 months	465,793	1.42
Total	$1,440,780	1.01%

The Company also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the organization. Borrowings from this institution are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company has a $15 million trust preferred obligation outstanding as well as $74 million in senior subordinated notes. The Company’s common stock is listed on the New York Stock Exchange. Subject to certain limitations, the Company can also choose to issue common stock in public stock offerings and can also potentially obtain privately placed common and preferred stock, and subordinated, and senior debt from institutional and private investors. The Company maintains a universal shelf registration with the SEC to facilitate future potential capital issuances.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, all of which are designated as cash flow hedges. The Company also offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Company backs these swaps with offsetting swaps with national bank counterparties. With other lending institutions, the Company engages in risk participation agreements. These arrangements are structured similarly to its swaps with commercial borrowers, but a different bank is the lead underwriter. The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default. These swaps are designated as economic hedges.

Additionally, the Company’s mortgage banking activities result in derivatives. Interest rate lock commitments are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for most of these rate-locks with national bank counterparties, which are designated as economic hedges. Rate locks provided for applications intended to be held for investment are not accounted for as derivative financial instruments.The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management and Capital Committee. Derivative financial instruments with counterparties which are not customers are limited to a select number of national financial institutions. Collateral may be required based on financial condition tests. The Company works with third-party firms which assist in marketing derivative transactions, executing transactions, and providing information for bookkeeping and accounting purposes.

WEALTH MANAGEMENT SERVICES

The Company’s Wealth Management Group provides consultative investment management and trust relationships to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. Wealth Management services include investment management, trust administration, and estate planning. The Bank also provides a full line of investment products, financial planning, and brokerage services utilizing Commonwealth Financial Network as the broker/dealer. The Group’s principal operations are in Western New England and it is expanding services in the Company’s other regions.

At year-end 2015, assets under management totaled $1.5 billion, including $0.9 billion in the Bank’s traditional wealth/trust platform, $0.3 billion in the Bank’s registered investment advisor Renaissance Investment Group targeting high net worth clients, and $0.3 billion in investment accounts offered through BerkshireBanc Investment Services offered through the Commonwealth Financial Network. Total wealth management assets have more than doubled in the past five years through acquisition and talent recruitment and reflecting investment performance and the strength of the AMEB brand and referrals from the banking business teams. The wealth platforms have been designed to be scalable as the Group further penetrates markets in its footprint. The Company employs over 20 wealth management professionals many of whom are licensed and credentialed with the CFP®, CFA, CTFA, and/or a JD. Wealth management is a significant element of the Berkshire’s plan to increase market and wallet share, diversify revenues, and improve profitability. The Company considers acquisitions of wealth management businesses in support of its growth strategy.

INSURANCE

As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices. The Insurance Group offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products. Berkshire Insurance Group operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of the Group’s offices located within the Bank’s branches. The Group’s principal operations are in Western New England, and it is expanding its services in the Company’s other regions. The Group focuses on the Bank’s distribution channels in order to broaden its retail and commercial customer base. The Company may consider acquisitions of insurance agencies in support of its growth strategy.

PERSONNEL

At year-end 2015, the Company had 1,221 full time equivalent employees -- an increase of 130 since the end of 2014, including staff added through the business combinations with Hampden and Firestone. Berkshire continues to develop its staffing, including staff for new branches and hires related to team development. The Company has also developed staff with targeted skills to deepen the Company’s infrastructure. The Company’s employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES

The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group. The Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Insurance Group is incorporated in Massachusetts. Berkshire Bank owns Firestone Financial, LLC which is a Massachusetts corporation, as well as consolidated subsidiaries operated as Massachusetts securities corporations. The Company also owns all of the common stock of a Delaware statutory business trust, Berkshire Hills Capital Trust I. The capital trust is unconsolidated and its only material asset is a $15 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements. Additional information about the subsidiaries is contained in Exhibit 21 to this report.

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

In January 2015, the Commonwealth of Massachusetts enacted “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks.” Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes, and authorizes the Commissioner to establish a tiered supervisory system for Massachusetts chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance, and other factors deemed appropriate. The new provisions of Massachusetts banking law took effect on April 7, 2015.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether or not the company is publicly traded. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.

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

Certain regulatory requirements applicable to the Company, including certain changes made by the Dodd-Frank Act, are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered depository institution, the Bank is subject to supervision, regulation, and examination by the Commissioner and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered institution to establish or close branches, merge with other financial institutions, issue stock, and undertake certain other activities.

Massachusetts law and regulations generally allow Massachusetts institutions to engage in activities permissible for federally chartered banks or banks chartered by another state. The 2015 legislation established a 30-day notice procedure to the Commissioner in order to engage in such activities. The legislation also authorized Massachusetts institutions to engage in activities determined to be “financial in nature”, or incidental or complementary to such a financial activity, subject to a 30-day notice to the Commissioner.

Dividends. A Massachusetts stock institution, such as the Bank, may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. A Massachusetts stock institution with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to an institution may not exceed 20.0% of the total of the institution’s capital, which is defined under Massachusetts law as the sum of the institution’s capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders. The 2015 Massachusetts legislation provided that Massachusetts law incorporates federal regulations governing extensions of credit to insiders and the prior Massachusetts requirements were repealed.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered institution that does not operate in accordance with the regulations, policies, and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the institution and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the institution’s business in a manner which is unsafe, unsound or contrary to the depositors interests, or been negligent in the performance of their duties. In addition, upon finding that an institution has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the institution concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.

Federal Regulations

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York, Vermont, and Connecticut, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, and the Connecticut Commissioner of Banking may exercise certain regulatory authority over the Bank’s branches in their respective states.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized, and critically undercapitalized.

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment. A bank’s compliance with such plans is required to be guaranteed by its holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed “undercapitalized” or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2015, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

Transactions with Affiliates and Loans to Insiders. Transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of an institution and any companies which are controlled by such holding company are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions,” such as loans, with any one affiliate to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B requires that transactions with affiliates be on terms that are no less favorable to the institution or its subsidiary as similar transactions with non-affiliates.

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

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund. For the quarter ended December 31, 2015, the Financing Corporation assessment amounted to 0.60 basis points of total assets less Tier 1 capital.

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

Enforcement

The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state chartered banks. The Federal Deposit Insurance Corporation has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances. Potential civil money penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

The Company is now subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than five percent of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance and investment banking. The Company has elected to become a financial holding company.

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). Such guidelines have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the depository institution subsidiaries. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities are no longer includable as Tier 1 capital, as was primarily the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the Bank are applied to the Company, effective January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

The Federal Reserve Board issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of its stock, or otherwise engage in capital distributions.
The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the Company to acquire 25 percent or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25 percent or more of the voting stock of the Company. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25 percent of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before any of the following: any company becoming a bank holding company; any bank holding company acquiring direct or indirect ownership or control of more than five percent of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merging with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25 percent or more of the voting stock of another banking institution or bank holding company would cause it to become such.

Legislation. The U.S. Congress, state lawmaking bodies, and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. Any such legislation may impact the business of the Company and the Bank.

Other Regulations

Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions including, but not limited to, the following:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Taxation

The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in the income taxes note to the consolidated financial statements. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100 percent of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

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

Overall Business Risks

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally.
National and international markets continue to recover from the aftermath of the severe recession. Numerous fiscal and monetary policy measures address the evolving conditions related to the uneven conditions of economic and financial recovery. National and international economic and financial events pose risks to the financial services industry and to the Company and its markets. A deterioration of business and economic conditions, particularly in our local markets, could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Lending

Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
Real estate lending is a major business activity for the Company. Real estate market conditions affect the value and marketability of real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. Adverse conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
Berkshire plans to continue to emphasize the origination of commercial loans, which generally exposes us to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more sensitive to economic downturns. Such sensitivity includes potentially higher default rates and possible reduction of collateral values. Commercial lending involves larger loan sizes and larger relationship exposures, which can have a greater impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors.   Commercial lending sometimes involves construction or other development financing, which is dependent on the future success of new operations. The Company’s commercial lending activities have extended across wider parts of its New England and New York markets into areas where the Company has less business experience. The Company’s commercial lending includes asset based lending, which depends on the Company’s processes for monitoring and being able to liquidate collateral on which these loans rely. The Company has expanded and re-engineered its small business loan origination process in order to accelerate growth. The acquisition of Firestone Financial and the pending acquisition of 44 Business Capital expand the Company’s commercial lending outside of the Northeast and involve customers and business operations more removed from its traditional customer base and operating organization. Additionally, the Company has expanded its wholesale purchases and sales of loans and loan participations with other banks doing business in its markets, including participations in national credits. Commercial loans may increase as a percentage of total loans, and commercial lending may continue to expose the company to increased risks.

The Allowance for Loan Losses May Prove to be Insufficient to Absorb Losses in The Loan Portfolio.
Like all financial institutions, the Company maintains an allowance for loan losses which is its estimate of the probable losses that are inherent in the loan portfolio as of the financial statement date. The allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect operating results. The accounting measurements related to impairment and the loan loss allowance require significant estimates which are subject to uncertainty and changes relating to new information and changing circumstances. Additionally, the allowance can only reflect those losses which are reasonably estimable. Accordingly, at any time, there may be probable losses inherent in the portfolio but which are not reasonably estimable until additional information emerges which can form the basis for a reasonable estimate.

State and federal regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require an increase in the allowance for loan losses through additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses through loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Estimates Related to Accounting for Acquired Loans May Differ From Actual Results.
Under generally accepted principles for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral. If the projections are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by Berkshire as impaired, which would result in a reduction in interest income. The tangible book value recorded by the Company is based in part on these estimates, and if fair value estimates differ from actual collectability and subsequent earnings may differ from original estimates. Measures of tangible book value and earnings impacts of business combinations are frequently used in evaluating the merits and value of business combinations. The Company has recorded significant income resulting from collections of acquired impaired loans which exceeded the fair value estimates originally established. Additionally, accounting for acquired loans involves ongoing assessments of the timing and amount of expected loan collections. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

New Regulations Could Restrict the Company’s Ability to Originate and Sell Mortgage Loans.
The Consumer Financial Protection Bureau ("CFPB") issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

Operating

Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.
The Company plans to achieve significant growth organically, by geographic expansion, through business line expansion, and through acquisitions. We have recently expanded into new geographic markets and anticipate that we will continue to expand into additional geographic markets as we grow. The success of this expansion depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. In 2013, revenues decreased in the second half of the year due to changes related to loans and operations acquired in the prior two years. The Company has implemented certain expense restructuring activities, related in part to the rationalization of acquired operations. Such activities expose us to risk that revenues may be affected or that changes in operations may result in inefficiencies or control deficiencies that could contribute to financial or market share losses.

Berkshire continues to identify and evaluate opportunities to expand through acquisition of banks, branches, finance companies, insurance agencies, and wealth management firms. Some of these opportunities could result in further geographic expansion. Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks. Growth through acquisition requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions. Actual results may differ from our expectations and could have a material adverse effect on our financial condition and results of operations. Growth through acquisition also often involves the negotiation and execution of extensive merger agreements. Such agreements may give rise to litigation, constrain us in certain ways, or expose us to other risks beyond our normal operating risks.

The Company has recruited executive and business line management to support its growth and expansion, and it has absorbed management of acquired operations. The integration of new management exposes the Company to retention risks, operating risks, and financial risks. Such recruitment can affect the retention of new and old business, and can also be affected by competitive reactions and other relationship risks in retaining accounts.

Regulatory examinations of existing and acquired operations may result in the identification of certain operating matters requiring remediation, undisclosed deficiencies related to regulatory compliance, deficiencies that arise as a result of integration of acquired operations and operating activities conducted by those operations subsequent to the merger date, or impacts on existing business operations which are being integrated with the acquired operations. Any identified deficiencies related to regulatory compliance may result in changes that affect operating revenues and costs, including the scope or scale of business activities and/or potential future expansion initiatives. As a privately held company, Firestone was not recently subject to bank regulatory supervision and the integration of its operations required additional compliance initiatives for existing and acquired operations. Due to the pending acquisition agreement for the operations of 44 Business Capital, which is an SBA preferred lender operating in the mid-Atlantic, additional compliance activities are anticipated to integrate these operations.

Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect the Company’s Growth and Profitability.
Competition in the banking and financial services industry is intense. Larger banking institutions have substantially greater resources and lending limits and may offer certain services that we do not. Local competitors with excess capital may accept lower returns on new business. There is increased competition by out-of-market competitors through the internet and mobile technology. Federal regulations and financial support programs may in some cases favor competitors. Competition includes competition for banking teams and talent. Competition creates risk that revenues, earnings, or market share could be adversely affected by the loss of talent.

Market Changes May Adversely Affect Demand For The Company’s Services and Impact Revenue, Costs, and Earnings.
Channels for servicing the Company’s customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and demand for universal bankers and other relationship managers who can service multiple product lines. The Company has an ongoing process for evaluating the profitability of its branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships. The Company competes with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process.

The Company is Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business.
Security breaches of confidential information in our internet and mobile banking activities could expose us to possible liability and damage our reputation. Any compromise of our data security could also deter customers from using our internet banking services. We rely on industry standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our security systems from compromises or breaches and could result in damage to our reputation and our business. We utilize third party core banking software and for some systems we have outsourced our data processing to a third party. If our third party providers encounter difficulties or if we have difficulty in communicating and/or transmitting with such third parties, it could significantly affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations. We utilize file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how we manage data security. Our enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity, and availability of information. Natural disasters and disaster recovery risks could affect our operating systems, which could affect our reputation. Our business continuity program addresses crisis management, business impact, and data and systems recovery. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.

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

The Company May Not Be Able to Attract and Retain Skilled People.
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively. Competition for the best people in our industry can be intense and we may not be able to hire or retain appropriately qualified individuals. As a result of recent revenue declines and expense restructuring activities, the Company could experience challenges in the retention of existing employees.

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

Retail Lending Changes Expose the Company to Operating Risks.
Volatile conditions in mortgage markets have been reflected in changes in the Company’s mortgage operations. The Company has expanded its recruitment and re-engineered its mortgage banking activities (including a systems conversion) and changed its management of this function. Similarly, consumer indirect auto lending has varied between high growth and declines in a short amount of time. In 2015, the Company recruited new indirect auto lending leadership. These changes expose us to operating risks and expose the Bank to the risk of loan losses, losses related to interest rate risk management, compliance, litigation, and other risks common in consumer lending operations.

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

Liquidity

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Operations and Future Growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. Most recently, the Company has expanded its use of brokered deposits both to support ongoing growth and to provide enhanced deposit insurance to support large dollar commercial relationships. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Securities Market Values

Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.
Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. A continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce earnings. The Company has increased its investment in equity securities and non-investment grade debt securities which may exhibit more credit risk and price volatility. Some of the Company’s securities are locally originated economic development bonds. These securities could become impaired due to economic and real estate market conditions which also affect loan risk. The Company has an investment in the stock of the Federal Home Loan Bank of Boston. If the capitalization of a Federal Home Loan Bank ("FHLBB"), including the FHLBB, became substantially diminished it could result in a write-down which would reduce our earnings. Future regulatory pronouncements could affect the securities portfolio and its carrying value.

Taxation

Changes in Tax Preference Items May Affect Results of Operations.
The Company’s effective income tax rate is lower than the statutory rate. The benefit of tax preference items increased in 2015, primarily due to the Bank’s increased equity ownership in investment tax credit entities as an aspect of its overall operating and financial strategy for building customer relationships, supporting its communities, and contributing to profitability. These investments are discussed below in the Income Tax Expense section of Item 7. The availability of these benefits depends on federal and state tax legislation and on rulings by taxing authorities. Additionally, the availability of these investments depends on the qualifying supply of eligible projects and their utility to the Company depends on risk management and regulatory factors. The Company expects that tax preference items will contribute less benefit to its future effective tax rate due to increased pre-tax profits as a result of its growth. Higher tax expense due to planned or unplanned changes in tax preference items may result in lower profitability. Quarterly results depend on the timing of investments and accounting principles for income tax expense recognition, and quarterly results may vary significantly from annual results.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of more rigorous consolidated capital requirements on savings and loan holding companies, required originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits, and contained a number of reforms related to mortgage originations. The impact of many of the provisions of the Dodd-Frank Act is ongoing as further regulations are promulgated. The Company expects that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which the Company does business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. For more information, see “Regulation and Supervision” in Item 1 of this report.

The Short-term and Long-term Impact of the Changing Regulatory Capital Requirements and New Capital Rules is Uncertain.
The federal banking agencies have adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank and the Company include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III changes and other regulatory capital requirements will result in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

Provisions of Our Certificate of Incorporation, Bylaws, and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.
Provisions in our certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10 percent of our common stock; supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our Board.

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

Recent Mergers

Recent Merger Activity May Create Unforeseen Risks For the Bank and the Company.
The Company previously reported risk factors related to the acquisitions of Hampden and Firestone. While these business combinations have been completed, the Company continues to manage the business, compliance, and control risks of these recently acquired operations. The Company has a pending agreement to acquire the business operation of 44 Business Capital. The Company expects to complete this acquisition in the first quarter of 2016 and the consummation of this acquisition will expose the Company to risk factors similar to those related to Hampden and Firestone, including achieving the targeted benefits and investment returns. If this acquisition is not completed, the Company may face risks related to liabilities arising from the failure to complete the merger agreement and disruption of its business plans for expanding its operations and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company and Bank's headquarters are located in owned and leased facilities located in Pittsfield, Mass. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and Central/Eastern Massachusetts. The Company has 93 full-service branches in Massachusetts, New York, Connecticut, and Vermont, including seven branches in the Springfield area resulting from the Hampden acquisition in 2015.

The Company also has seven regional headquarters. The seven regional locations are full-service commercial offices located in Pittsfield, Mass.; Springfield, Mass.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, Conn.; Westborough, Mass.; and Burlington, Mass. In addition, the Company has five residential mortgage lending locations in Central/Eastern, Massachusetts. Firestone is headquartered in the Boston metro area.

Berkshire Insurance Group operates from 12 locations in Western Massachusetts and East Syracuse, N.Y. in both standalone premises as well as in rented space located in the Bank’s premises.

The Company obtained 10 branch banking locations through its acquisition of Hampden Bancorp in the second quarter of 2015. The Company consolidated three of these branches on acquisition date. The three branches were identified as overlapping with existing banking locations and the Company reasoned their consolidation would create operational efficiencies. Additionally, in October 2014, the Bank opened a new branch banking office in the Westborough, Massachusetts facility which it had previously established as a regional commercial headquarters serving the Worcester and Central/Eastern Massachusetts markets. In January 2014, Berkshire completed the acquisition of 20 New York branches, reaching more communities between Albany and Syracuse. As part of the acquisition, two branches were consolidated in Central New York. The Company also opened a new office in Loudonville, New York in January 2014, as part of its ongoing organic expansion. During the fourth quarter, the Company sold its Tennessee operations which consisted of one branch banking location.

Berkshire continues to expand its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology. In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2015, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

Following the public announcement of the execution of the Agreement and Plan of Merger, dated November 3, 2014 (the “Merger Agreement”), by and among the Company and Hampden Bancorp, Inc. (“Hampden”), on or about February 11, 2015, a purported shareholder of Hampden filed a shareholder class action lawsuit in the Superior Court of the Commonwealth of Massachusetts for Hampden County against Hampden, the Directors of Hampden and the Company (the “Hampden shareholder litigation”). The Hampden shareholder litigation purports to be brought on behalf of all of Hampden’s public stockholders and alleges that (i) the directors of Hampden breached their fiduciary duties to its stockholders by, among other things, failing to take steps necessary to obtain a fair and adequate price for Hampden’s common stock, (ii) Hampden and its directors failed to disclose material facts in its proxy solicitation materials for its shareholder vote to approve the transaction set forth in the Merger Agreement, and (iii) the Company knowingly aided and abetted Hampden’s directors’ breach of fiduciary duty.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2015 and 2014.

2015	High	Low	Dividends Declared
First quarter	$27.85	$24.32	$0.19
Second quarter	28.99	27.12	0.19
Third quarter	29.49	26.91	0.19
Fourth quarter	30.40	26.93	0.19

2014
First quarter	$27.28	$23.95	$0.18
Second quarter	26.64	22.06	0.18
Third quarter	25.11	22.37	0.18
Fourth quarter	26.91	22.84	0.18

The Company had approximately 3,679 holders of record of common stock at February 25, 2016.

Dividends

The Company intends to pay regular cash dividends to common stockholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition.  Further information about dividend restrictions is provided in the Stockholders’ Equity note in the consolidated financial statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. The Company transferred 7,688 shares in 2015 and 3,316 shares in 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company purchased 18,113 shares of common stock in the fourth quarter of 2015, which was the maximum number of shares available for purchase under the repurchase program authorized on March 26, 2013. On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of year-end 2015, no shares had been purchased under this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2015	—	$—	—	18,113
November 1-30, 2015	—	—	—	18,113
December 1-31, 2015	18,113	30.31	18,113	500,000
Total	18,113	30.31	18,113	500,000

Common Stock Performance Graph

The performance graph compares the Company’s cumulative stockholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW Regional Bank Index. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative stockholder return over a five-year period is based on an initial investment of $100 on December 31, 2010.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Berkshire Hills Bancorp, Inc.	100.00	103.50	114.74	134.86	135.80	152.33
NYSE Composite Index	100.00	93.89	106.02	130.59	136.10	130.67
PHLX KBW Regional Banking Index	100.00	92.86	102.57	147.35	147.65	156.50

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011

Selected Financial Data:
Total assets	$7,831,915	$6,502,031	$5,672,799	$5,296,809	$3,992,257
Securities	1,371,316	1,205,794	870,091	573,871	533,181
Loans	5,725,236	4,680,600	4,180,523	3,988,654	2,956,570
Allowance for loan losses	(39,308)	(35,662)	(33,323)	(33,208)	(32,444)
Goodwill and intangibles	334,607	276,270	270,662	274,258	223,364
Deposits	5,589,135	4,654,679	3,848,529	4,100,409	3,101,175
Borrowings and subordinated notes	1,264,147	1,052,323	1,064,107	448,088	237,402
Total stockholders’ equity	887,189	709,287	678,062	667,265	551,808

Selected Operating Data:
Total interest and dividend income	$247,030	$207,042	$203,741	$175,939	$138,260
Total interest expense	33,181	28,351	34,989	32,551	31,740
Net interest income (1)	213,849	178,691	168,752	143,388	106,520
Fee income	57,480	53,434	50,525	51,265	33,727
All other non-interest (loss) income	(3,192)	(5,664)	7,707	2,791	2,076
Total net revenue	268,137	226,461	226,984	197,444	142,323
Provision for loan losses	16,726	14,968	11,378	9,590	7,563
Total non-interest expense	196,829	165,986	157,359	140,806	116,442
Income tax expense - continuing operations	5,064	11,763	17,104	13,223	1,884
Net (loss) income from discontinued operations	—	—	—	(637)	914
Net income	$49,518	$33,744	$41,143	$33,188	$17,348

Dividends per common share	$0.76	$0.72	$0.72	$0.69	$0.65
Basic earnings per common share	1.74	1.36	1.66	1.49	0.97
Diluted earnings per common share	1.73	1.36	1.65	1.49	0.97

Weighted average common shares outstanding - basic	28,393	24,730	24,802	22,201	17,885
Weighted average common shares outstanding - diluted	28,564	24,854	24,965	22,329	17,952
 ____________________________________
(1) For the years 2014 and 2013, the above schedule includes an immaterial adjustment of prior period interest income earned on loans acquired in bank acquisition. For the year 2011, the above schedule includes an immaterial correction for prior year lease accounting.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011

Selected Operating Ratios and Other Data: (1)
Share Data:
Book value per share	$28.64	$28.17	$27.08	$26.53	$26.09
Market price at year end	$29.11	$26.66	$27.27	$23.86	$22.19

Performance Ratios:
Return on average assets	0.68%	0.55%	0.78%	0.73%	0.50%
Return on average equity	6.14	4.87	6.09	5.66	3.64
Interest rate spread	3.19	3.15	3.47	3.47	3.38
Net interest margin	3.31	3.26	3.63	3.62	3.57
Non-interest income/total net revenue	20.25	21.09	25.65	27.38	27.16
Non-interest expense/average assets	2.71	2.69	2.97	3.11	3.34
Dividend payout ratio	43.68	52.94	41.57	46.31	67.01

Growth Ratios:
Total loans	22.32%	11.96%	4.81%	34.91%	38.02%
Total deposits	20.08	20.95	(6.14)	32.22	40.68
Total net revenue	18.40	(0.23)	14.96	38.73	33.39

Asset Quality Ratios: (3)
Net loans charged-off/average total loans	0.25%	0.29%	0.29%	0.26%	0.27%
Allowance for loan losses/total loans	0.69	0.76	0.80	0.83	1.10

Capital Ratios:
Tier 1 capital to average assets - Company (4)	7.71%	7.01%	N/A	N/A	N/A
Total capital to risk-weighted assets - Company (4)	11.91	11.38	N/A	N/A	N/A
Tier 1 capital to average assets - Bank	7.66	7.18	7.99	7.46	8.41
Total capital to risk-weighted assets - Bank	11.16	10.78	11.62	11.79	11.29
Stockholders’ equity/total assets	11.33	10.91	11.95	12.60	13.82
Tangible common stockholders’ equity to tangible assets (2)	7.37	6.96	7.54	7.82	8.71
____________________________________

(1)	All performance ratios are based on average balance sheet amounts where applicable.

(2)
Tangible common stockholders’ equity to tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that the Company believes provides investors with information that is useful in understanding its financial performance and condition.

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

(4)
In July 2014, the Company changed its status from a savings and loan holding company to a bank holding company through the Bank's conversion from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company. As a result of this change, the Company became subject to bank holding company capital requirements including the requirement to report tier 1 capital to average assets and total capital to risk-weighted assets.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2015			2014			2013
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Interest-earning assets:
Loans: (1)
Residential loans	$1,622.8	$62.6	3.86%	$1,410.2	$55.8	3.96%	$1,271.7	$51.5	4.05%
Commercial real estate	1,881.2	81.1	4.31	1,525.5	65.2	4.27	1,380.8	74.3	5.38
Commercial and industrial loans	932.4	41.8	4.48	709.9	28.1	3.95	637.9	29.6	4.64
Consumer loans	802.5	26.1	3.25	744.0	25.4	3.42	654.7	29.6	4.52
Total loans (3)	5,238.9	211.6	4.04	4,389.6	174.5	3.98	3,945.1	185.0	4.69
Investment securities (2)	1,300.9	38.9	2.99	1,158.7	35.2	3.04	701.1	19.6	2.79
Short-term investments and loans held for sale	62.2	0.7	1.10	37.9	0.6	1.47	71.3	1.5	2.10
Total interest-earning assets	6,602.0	251.2	3.81	5,586.2	210.3	3.76	4,717.5	206.1	4.37
Intangible assets	311.5			278.0			272.2
Other non-interest earning assets	341.0			308.6			317.1
Total assets	$7,254.5			$6,172.8			$5,306.8

Interest-bearing liabilities:
Deposits:
NOW accounts	$462.9	$0.7	0.15%	$417.2	$0.6	0.15%	$355.2	$0.8	0.23%
Money market accounts	1,444.1	5.9	0.41	1,442.3	5.5	0.38	1,389.2	5.7	0.41
Savings accounts	582.4	0.9	0.15	476.4	0.7	0.15	442.2	0.7	0.17
Certificates of deposit	1,684.8	15.5	0.92	1,265.4	12.4	0.98	1,085.8	13.6	1.25
Total interest-bearing deposits (3)	4,174.2	23.0	0.55	3,601.3	19.2	0.53	3,272.4	20.8	0.63
Borrowings and notes (4)	1,212.5	10.2	0.84	1,024.4	9.2	0.89	655.3	14.1	2.16
Total interest-bearing liabilities	5,386.7	33.2	0.62	4,625.7	28.4	0.61	3,927.7	34.9	0.89
Non-interest-bearing demand deposits	972.6			805.0			655.7
Other non-interest-bearing liabilities	89.0			49.1			48.1
Total liabilities	6,448.3			5,479.8			4,631.5
Equity	806.1			693.0			675.3
Total liabilities and equity	$7,254.4			$6,172.8			$5,306.8
Net interest-earning assets	$1,215.3			$960.5			$802.4
Net interest income		$218.0			$181.9			$171.2

	2015			2014			2013
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Supplementary data
Total non-maturity deposits	$3,462.0			$3,140.9			$2,842.3
Total deposits	5,146.8			4,406.3			3,928.1
Fully taxable equivalent adjustment	4.2			3.3			2.6

Interest rate spread			3.19%			3.15%			3.48%
Net interest margin			3.31			3.26			3.63
Cost of funds			0.52			0.52			0.77
Cost of deposits			0.45			0.44			0.53
Interest-earning assets/interest-bearing liabilities			122.56			120.76			120.50
____________________________________
Notes:

(1)	The average balances of loans include nonaccrual loans, and deferred fees and costs.

(2)	The average balance of investment securities is based on amortized cost.

(3)	The above schedule includes loans and deposit balances of discontinued operations in operating accounts as well as loans and deposit balances associated with the Tennessee branch sale.

(4)	The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.

RATE/VOLUME ANALYSIS

The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate), and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume.

Item 6 - Table 4 - Rate Volume Analysis

	2015 Compared with 2014			2014 Compared with 2013 (1)
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest income:						$—
Residential loans	$(1,396)	$8,234	$6,838	$(1,173)	$5,501	$4,328
Commercial real estate	$526	15,363	$15,889	(16,074)	6,987	$(9,087)
Commercial and industrial loans	$4,117	9,622	$13,739	(4,640)	3,125	$(1,515)
Consumer loans	$(1,299)	1,877	$578	(7,849)	3,685	$(4,164)
Total loans	1,948	35,096	37,044	(29,736)	19,298	(10,438)
Investment securities	$(529)	4,227	$3,698	1,234	14,390	$15,624
Short-term investments and loans held for sale	$(168)	293	$125	(376)	(592)	$(968)
Total interest income	1,251	39,616	40,867	(28,878)	33,096	4,218

Interest expense:
NOW accounts	$(35)	68	$33	(301)	126	$(175)
Money market accounts	$410	7	$417	(462)	214	$(248)
Savings accounts	$30	162	$192	(101)	55	$(46)
Certificates of deposit	$(768)	3,888	$3,120	(3,236)	2,031	$(1,205)
Total deposits (1)	(363)	4,125	3,762	(4,100)	2,426	(1,674)
Borrowings	$(543)	1,610	$1,067	(10,659)	5,696	$(4,963)
Total interest expense (1)	(906)	5,735	4,829	(14,759)	8,122	(6,637)
Change in net interest income	$2,157	$33,881	$36,038	$(14,119)	$24,974	$10,855
____________________________________
Notes:
(1) The average yields presented in the average balances, interest and average yields/cost table for total deposits and total interest expense are based on total balances and show an increase in average yields from 2014 to 2015; however, the chart above shows a decrease due to rate for total deposits and total interest expense because of a change in mix.

NON-GAAP FINANCIAL MEASURES

This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP adjusted earnings information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and out-of-period adjustments. Non-GAAP adjustments are presented net of an adjustment for income tax expense. In 2014, due to the comparative magnitude of the non-GAAP items, this adjustment was determined as the difference between the GAAP tax rate and the effective tax rate applicable to operating income.
The Company also calculates adjusted earnings per share based on its measure of adjusted earnings. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs primarily consist of the Company's continued effort to create efficiencies in operations through calculated adjustments to the branch banking footprint. Out-of-period accounting adjustments for interest income on acquired loans were recorded following systems conversions and merger related accounting activity. Expense adjustments include variable rate compensation related to non-operating items.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

	At or for the Quarters Ended		At or For the Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income (GAAP)	$16,013	$11,398	$49,518	$33,744

Non-GAAP measures
Adj: Gain on sale of securities, net	357	—	(2,110)	(482)
Adj: Loss on termination of hedges	—	—	—	8,792
Adj: Acquisition, restructuring, conversion and other related expenses (1)	1,118	1,762	17,611	8,492
Adj: Restructuring expense (1)	(112)	54	4,454	3,095
Adj: Out-of-period adjustment (2)	—	—	—	1,381
Adj: Income taxes	(959)	(1,114)	(5,409)	(7,185)

Net non-operating charges	516	648	10,092	10,998
Total adjusted income (non-GAAP) (A)	$16,529	$12,046	$59,610	$44,742
Total revenue	$70,996	$60,847	$268,137	$226,461
Adj: Gain on sale of securities and other non-recurring gain, net	357	—	(2,110)	(482)
Adj: Loss on termination of hedges	—	—	—	8,792
Adj: Out-of-period adjustment (2)	—	—	—	1,381
Total operating revenue	$71,353	$60,847	$266,027	$236,152

Total non-interest expense	$48,279	$41,676	$196,830	$165,986
Less: Total non-operating expense (see above)	(1,118)	(1,762)	(17,611)	(8,492)
Operating non-interest expense	$47,161	$39,914	$179,219	$157,494

Net earnings per share, diluted (GAAP)	$0.52	$0.46	$1.73	$1.36
Plus: Non-operating earnings per share, diluted	0.02	0.02	0.36	0.44
Adjusted earnings per share, diluted (A/G)	0.54	0.48	2.09	1.80

Average diluted shares outstanding (thousands) (GAAP)	30,694	24,912	28,564	24,854
Average operating diluted shares outstanding (thousands) (G)	30,694	24,912	28,564	24,854

(Dollars in millions, except per share data)
Total assets, period-end (GAAP)	$7,832	$6,502	$7,832	$6,502
Less: intangible assets, period-end	335	276	335	276
Total tangible assets, period-end	7,497	6,226	7,497	6,226
Total stockholders’ equity, period-end (GAAP)	$887	$709	$887	$709
Less: intangible assets, period-end	335	276	335	276
Total tangible stockholders’ equity, period-end	553	433	553	433
____________________________________

(1)
Acquisition, restructuring, conversion, and other related expenses includes $13.2 million in merger and acquisition expenses and $4.5 million of restructuring expenses for the year ended December 31, 2015. For the year ended 2014, these expenses included $5.4 million in merger and acquisition expenses and $3.1 million of restructuring, conversion, and other expenses.

(2)	The out-of-period adjustments shown above relate to interest income earned on loans acquired in bank acquisitions.

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

Income Taxes. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable ordinary income, taxable capital gain income, and the existence of prior years' taxable income, to which "carry back" refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In determining the valuation allowance, the Company uses historical and forecasted future operating results, including a review of the eligible carry-forward periods, tax planning opportunities and other relevant considerations. In particular, income tax benefits and deferred tax assets generated from tax-advantaged commercial development projects are based on management's assessment and interpretation of applicable tax law as it currently stands. These underlying assumptions can change from period to period. For example, tax law changes or variances in projected taxable ordinary income or taxable capital gain income could result in a change in the deferred tax asset or the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset in excess of the valuation allowance would be charged to income tax expense in the period such determination is made.

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

Determination of Other-Than-Temporary Impairment of Securities. The Company evaluates debt and equity securities within the Company's available for sale and held to maturity portfolios for other-than-temporary impairment ("OTTI"), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

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

SUMMARY

In 2015, Berkshire expanded through acquisition and business development, and made progress in rebuilding profitability compared to the prior two years. Berkshire acquired Hampden, a Springfield area community bank, in the second quarter and Firestone, a national specialty equipment finance company, in the third quarter. Business development included ongoing commercial expansion, recruitment of market managers in targeted business lines, and investment in tax advantaged development projects in the Company’s footprint. The Company's income also continued to benefit from recoveries achieved on the resolution of impaired loans acquired in recent acquisitions.

Berkshire financed the two acquisitions primarily through the issuance of common stock, which was accretive to most of the Company’s capital metrics. The Company completed its transition from the Massachusetts Depositors Insurance Fund (“DIF”), which was initiated in 2014. Demand deposit increases drove organic deposit growth throughout this transition, even while seven branches were being consolidated and one branch was being sold as part of Berkshire’s ongoing management of its sales and service channels across its regions. Including the loans acquired with Firestone, the Company increased its utilization of wholesale funding, including expanded use of brokered deposits. Berkshire increased its shareholder dividend and also grew its tangible book value per share as a result of the double digit return on tangible equity.

Interest rates remained low throughout much of the year, and credit conditions in the region continued to be comparatively strong. As a result, industry margins remained under pressure due to ongoing yield compression and competitive conditions. Through its acquisitions and balance sheet strategies, Berkshire increased its net interest margin while also maintaining strong asset performance metrics and maintaining positive asset sensitivity. Growth in the U.S. economy contributed to economic improvement throughout most of the Company’s markets, with conditions particularly strong in the Boston and Albany markets.

The Company improved its efficiency including the benefit of achieving the targeted 35% cost saves associated with the Hampden acquisition and lowering the funding costs of the Firestone portfolio. Berkshire improved its brand messaging with new brand signage in all locations and targeted promotions with prominent spokespersons. Community support initiatives were expanded, and mobile banking solutions were enhanced including the addition of Apple Pay® functionality. The Company promoted and reorganized executive management to strengthen leadership across its footprint and business lines.

Berkshire’s near term goal is to generate further revenue driven positive operating leverage to improve profitability. The Company is pursuing initiatives to improve fee revenues and non-interest income and the balance sheet will continue to be managed to support profitability, capital, liquidity, and interest rate risk objectives. At year-end 2015, the Company had a pending agreement to purchase a prominent SBA lender scheduled for the first quarter of 2016, which is expected to contribute to these objectives.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2015 AND 2014

Summary: Berkshire continued to extend, deepen, and diversify its banking footprint in 2015. Total assets increased by $1.3 billion, or 20%, to $7.8 billion, including $687 million in assets resulting from the Hampden acquisition and $201 million in assets resulting from the Firestone acquisition. Excluding these acquisitions, organic asset growth totaled $442 million, or 7%, primarily due to 8% loan growth excluding acquired loans. Deposits acquired from Hampden totaled $484 million, and deposit growth from business activities totaled 10% which funded most of the remaining growth in the loan portfolio. The loan/deposit ratio increased slightly to 102% from 101% during the year. The Company’s risk management maintained the momentum of favorable and improving asset quality while also producing significant recoveries of purchased impaired loans which contributed to the year’s income. The acquisitions were primarily financed with stock consideration and were accretive to Berkshire’s capital ratios. Internal capital generation was also sufficient to support growth from business activities, along with a dividend increase and strengthening of capital metrics. Berkshire’s focus on improving profitability is targeted to further strengthen internal capital generation as a fundamental element of its capital strength. Berkshire continues to manage its interest rate sensitivity with the goal of benefiting income from expected future increases in interest rates and to limit the risk to income and equity from higher interest rates in the long term.

Investment Securities. Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations to limit the potential for market value declines in rising rate markets. Berkshire focuses on loan growth as the primary use of funds and the primary source of interest income. The investment portfolio is an additional source of interest income and also provides additional liquidity and interest rate risk management flexibility. The Company evaluates the portfolio within its overall objectives of producing growth in earnings per share and contributing to return on equity. The Company continuously evaluates options for managing the portfolio’s size, yield, diversification, risk, and duration.

In 2015, the portfolio was generally managed to maintain yield in the ongoing environment of low interest rates and yield compression. The most significant activity related to the integration of the acquired Hampden securities portfolio. Total securities increased by $165 million, or 14%, to $1.371 billion in 2015. This included $72 million of investment securities and $83 million in cash and short term investments acquired with Hampden Bank. Hampden had liquidated a portion of its $145 million year-end 2014 investment portfolio prior to the merger and some of these amounts were reinvested by Berkshire. The overall duration of these investments was lengthened to support a higher earnings contribution from the acquired Hampden operations, and the resulting growth in Berkshire’s portfolio was concentrated in medium term agency collateralized mortgage obligations and long term municipal bonds. Most acquired municipal bonds were designated as held to maturity as part of the Company's balance sheet strategies to manage the market price risk reflected in its equity capital. In addition to its activities with investment grade securities, the Bank reduced its investment in non-investment grade securities in 2015. Investments in bank capital instruments were reduced as a result of new regulatory requirements that increased the required capital support for these investments. The Bank reduced its investment in equity securities and trust preferred securities by $23 million in 2015.

As a result of the Company’s strategies, the fourth quarter yield on the investment portfolio decreased only slightly to 2.96% in 2015 compared to 3.00% in 2014, despite the decrease in rates between those periods. The average life of the bond portfolio was 4.9 years at year-end, compared to 4.5 years at the start of the year.

The net unrealized gain on the investment portfolio was $11 million, or 0.8% of cost at year-end. This was down from $18 million, or 1.6% of cost at the start of the year. While average long term interest rates were down in 2015, they increased near year-end following the historic increase in short term rates announced by the Federal Reserve Bank in December. This caused a reduction in unrealized bond gains as of year-end. There were no impairment losses recorded in 2015 and all securities were performing during the year and at year-end.

The Company realized $4 million in securities gains and $2 million in losses in 2015. The gains were primarily on bank equity securities, including a $2 million gain on the investment in Hampden stock as well as gains on stocks of other banks due to mergers announced by those institutions during the year. The bond losses related primarily to the reduction in non-investment grade bonds in the final quarter due to deteriorating market conditions. In addition to net securities gains, the Company also had a $1 million benefit to non-interest income from special non-dividend distributions received from certain stocks and mutual funds. As a result of its charter change in 2014, the Bank is no longer permitted to invest in new equity securities, but the holding company is permitted to make equity investments subject to certain regulatory restrictions.

Loans. Berkshire posted loan growth of $1.04 billion, or 22%, to $5.7 billion in 2015, of which 14% was contributed as a result of acquisitions and 8% was due to business activities. Growth from business activities was in residential mortgage loans and commercial loans and was a primary focus of the Company’s initiatives to increase earnings and profitability. Business activities included both direct originations in market as well as wholesale transactions with other financial institutions. Strategies included targeted remixing of the portfolio to improve pricing spreads and relationship profitability. Despite the ongoing low rate environment, Berkshire achieved an increase in the fourth quarter loan yield to 4.15% in 2015 compared to 3.96% in 2014. The portfolio was further diversified in 2015 and credit metrics improved and remained comparatively strong. The portfolio duration was lengthened modestly to contribute to the yield objective. Through its executive team expansion, Berkshire continues to strengthen its commercial loan oversight and administration and to adhere to its disciplines for credit underwriting and portfolio management. Changes in the portfolio composition in 2015 included runoff of certain balances where competitive pricing and credit conditions for renewing credits were not consistent with the Company’s underwriting and pricing guidelines. Berkshire’s asset resolution team has continued to generate significant income through recoveries in its collection and resolution of impaired loans acquired in bank acquisitions.

Loan growth from acquisitions in 2015 included the Hampden acquisition in April and the Firestone acquisition in August. The $493 million Hampden loan portfolio consisted largely of Springfield area loans and included $130 million of residential mortgages, $281 million of commercial loans, and $82 million of consumer loans. At acquisition, the portfolio was recorded with a 1.7% discount to Hampden’s net carrying value. This $8 million discount included a $12 million discount on purchased credit impaired loans, and a net $4 million premium on non-impaired loans which primarily reflected the premium value of fixed rate loans. Since 2011, Hampden’s annual net loan charge-offs averaged less than 0.20% of average loans. The Firestone portfolio consisted of equipment loans to small specialized businesses in a national portfolio which have higher lending spreads that reflect the additional administration that is characteristic of this specialized business line. Berkshire views the credit history of these acquired operations as favorable. The $194 million Firestone portfolio was recorded with a 1.4% discount to net carrying value. This $3 million discount included a $4 million discount on purchased credit impaired loans, and a net $1 million premium on non-impaired loans.

Berkshire has also emphasized the development of its SBA loan program and has achieved a leading position as an originator of SBA guaranteed loans in several of its regional markets. Commercial loans secured with government guarantees increased to $39 million from $16 million in 2015. Near the end of 2015, Berkshire announced an agreement to acquire the lending team of 44 Business Capital, a nationally ranked SBA originator that will further contribute to the growth and diversification of Berkshire's SBA lending business.

Berkshire continues to focus on strategic commercial loan growth to increase earnings, market share, and business relationships, while taking advantage of its size and geographic positioning to gain market share from national banks. The Bank’s commercial banking teams operate out of its seven commercial regional offices to provide commercial real estate and commercial and industrial loans together with commercial depository and banking services, as well as insurance and wealth management services. The Bank also has an asset based lending group based in its Burlington, MA office which services the entire footprint. The addition of Firestone represents an expansion of Berkshire’s commercial specialty lending operations and is the first line of business with a national footprint. The Company’s growing small business banking team is part of the Bank’s retail organization and small business loans are included in commercial loan totals. This team improved its competitive position and was a leader in SBA lending in several of Berkshire’s regions in 2015. The planned acquisition of 44 Business Capital will broaden and strengthen Berkshire’s SBA lending capabilities and add the Mid-Atlantic and other geographies to its lending operations. These expanded SBA operations will also add a secondary marketing and loan servicing capacity which is expected to diversify revenues, expand product competitiveness, and lead to further business volume growth. This complements the expanded wholesale component of the Company’s lending operations which include regional and national loan participations as well as loan purchases and potential sales of targeted commercial loan products.

The commercial loan portfolio increased by $692 million, or 29%, in 2015, including $475 million in acquired loans. The remaining $217 million increase in commercial loans represented 9% organic growth. Most of this growth was in commercial real estate loans, including construction loans, multifamily loans, and non-owner occupied commercial real estate. Recent regulatory pronouncements have reiterated guidance for management of commercial real estate exposures. As measured by regulatory categories, the commercial real estate portfolio measured 232% of the Bank's risk based capital at year-end 2015 and commercial construction loans measured 40% of risk based capital. The growth of commercial and industrial loans in 2015 was primarily due to the Firestone acquisition, and including the impact of this change, the Company reduced certain other C&I exposures to support its objectives for improving the net interest margin and overall return on equity. The Company has no significant direct exposure to the oil and gas industries. During the year, certain relationships were outplaced or released to competition based on the Company’s pricing and credit disciplines. Improvements in the loan yield and in asset quality included the benefit of these activities. In the final quarter of the year, the yield on commercial loans before purchased loan accretion was 4.27% which was increased significantly from 3.90% in the final quarter of 2014 due to the acquisition, growth, and mix strategies.

Berkshire’s Home Lending operation originated approximately $791 million in residential mortgages in 2015, compared to approximately $546 million in the prior year. A decrease in long term interest rates in the first quarter of 2015 spurred higher refinancing volume in the first half of the year, and originations slowed in the second half of the year.

Residential real estate markets were comparatively strong in Eastern Massachusetts, where the majority of the Company’s loan originators are located. Additionally, the Company added to its originations team in other regions in its footprint.

The Company originates a significant portion of its mortgages for sale to manage interest rate risk associated with fixed rate mortgages. Revenue is recorded at the time that the application is rate-locked. The Company originated $438 million in rate-locks of held for sale mortgages in 2015, compared to $304 million in the prior year. Most jumbo mortgages are retained due to the lack of secondary market demand, and much of the Eastern Massachusetts production consists of jumbo mortgages due to elevated home prices in that region. Rate lock income on mortgages originated for sale is the primary component of Berkshire’s mortgage banking fee income. Net of acquired Hampden loans and net of secondary market sales and other wholesale purchases and sales of residential mortgages, the mortgage portfolio increased by $189 million, or 13% in 2015. Wholesale purchases of mortgages in and around Berkshire’s markets totaled $124 million and wholesale sales of seasoned mortgages totaled $121 million. Gains on seasoned loan sales are a component of other loan related non-interest income. Due to ongoing interest rate compression, the yield on the portfolio decreased to 3.72% in the fourth quarter of 2015 compared to 3.88% in the same quarter of 2014.

The consumer loan portfolio increased by $34 million, or 4%, to $802 million in 2015 due to $82 million in acquired Hampden balances. Excluding the acquired balances, the portfolio decreased by $48 million, or 6% due to planned runoff of indirect auto loans. In the latter part of 2014, the Company changed its strategy to de-emphasize lower rate super prime indirect auto loans as part of its net interest margin strategy, and the indirect auto portfolio has declined steadily since that time. In the third quarter of 2015, Berkshire announced the recruitment of a new team leader to expand the Company’s network for prime indirect auto paper and the Company expects that consumer loan outstandings will increase in 2016 as this team builds new business volume, and the Company contemplates potential secondary market sales of indirect auto loans in future years based on its fee income and balance sheet strategies. The consumer loan portfolio yield decreased to 3.30% in the fourth quarter of 2015, compared to 3.35% in the final quarter of 2014 due to ongoing yield compression and the Company’s origination strategies. The portfolio yield was increasing in the second half of 2015, including the benefit of the acquired Hampden loans and the aging and runoff of the older super prime loans. The Company’s goal is to maintain the yield of this portfolio and to gradually increase it if interest rates remain steady or increase.

Berkshire favors a profile of net interest income related interest rate risk that is neutral or asset sensitive and accepts a profile of equity at risk which is modestly liability sensitive due to market factors in the ongoing low rate environment. The Bank offers back-to-back interest rate swaps to certain commercial loan customers, which allows the Bank to book a variable rate loan while providing the customer with a contract to fix its interest rate. This allows the Company to be more competitive with national financing sources without booking long-term, fixed rate assets at current low interest rates, as well as providing a source of fee income. At year-end 2015, approximately 32% of the loan portfolio was scheduled to reprice within one year, 27% was scheduled to reprice in one - five years, and 41% was scheduled to reprice over five years. The comparable percentages at the prior year-end were 37%, 24%, and 39% respectively. The duration of the portfolio lengthened modestly in 2015 as part of the Company’s strategy for improving the net interest margin. The Company estimated that the fair value of net loans exceeded carrying value by approximately 1.0% at year-end 2015, compared to 1.1% at the start of the year. This decrease reflected the impact of the acquired loans recorded at fair value and higher year-end interest rates, offsetting the benefit of improved asset quality.

Asset Quality. Berkshire has a Chief Risk Officer and a Risk Management and Capital Committee of the Board which keep a close focus on maintaining strong asset quality. This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets. Additionally, merger due diligence is an integral component of maintaining asset quality. Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations. A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers in the first year following the acquisition date. Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic characteristics of its region.

Net loan charge-offs were 0.25% of average loans in 2015, compared to 0.29% in the prior year. Year-end 2015 non-performing assets decreased to $23 million, or 0.29% of total assets, from $24 million, or 0.37% of total assets, at the start of the year. For loans from business activities, net loan charge-offs measured 0.26% of average loans in 2015, while this measure was 0.23% for average loans acquired in business combinations.

Loans classified as accruing troubled debt restructurings decreased to $12 million from $13 million during the year. Foreclosed real estate was unchanged at $2 million. Accruing loans over 90 days past due improved to 0.06% from 0.8% of total loans, and loans delinquent 30-89 days improved to 0.32% from 0.42% of total loans.

At year-end 2015, the remaining carrying balance of purchased credit impaired loans was $21 million and the contractual amount owed on these loans was $40 million. The comparable measures at year-end 2014 were $14 million and $26 million, respectively. In 2015, purchased credit impaired loans acquired from Hampden were recorded with a fair value of $17 million compared to a $29 million contractual balance. The balances acquired from Firestone were recorded with a value of $2 million compared to a $5 million contractual balance.

In the fourth quarter of 2015, Berkshire entered into an agreement to acquire the business model of 44 Business Capital and certain other assets of Parke Bank's SBA 7(a) loan program operations. As part of the agreement, 44 Business Capital's team will join Berkshire. The agreement includes the purchase of SBA loans totaling approximately $38 million that were originated through this team. These loans share pro rata with the SBA in the collateral and creditor rights under the loan agreements.
The underwriting parameters for the lending operations of Firestone and 44 Business Capital reflect the specialized nature of these operations and are in some respects outside of Berkshire’s traditional underwriting guidelines. Berkshire views the credit histories of these operations as favorable and has established controls to integrate these operations into its credit administration processes. They are expected to enhance the Company’s product capabilities and diversify its relationship base and related revenues and credit risk characteristics.

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

The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including factors which are not probable or inherent as of the acquisition date, and including subjective assessments of risk. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions. Loans acquired in business combinations totaled $1.16 billion, or 20% of total loans at year-end 2015, compared to $762 million, or 16% of total loans at year-end 2014.

The Company viewed its asset quality as comparatively good and improving in 2015 based on both its loans from business activities as well as acquired loans. The Company viewed the overall environmental factors as supportive of this assessment, including economic conditions and real estate market conditions and values.

The total amount of the allowance increased in 2015, while the ratio of the allowance to total loans decreased to 0.69% from 0.76%. For loans from business activities, this ratio decreased to 0.76% of total loans from 0.84%. For loans acquired in business combinations, the ratio increased slightly to 0.41% from 0.38%. The year-end allowance provided 3.0X coverage of total net charge-offs in 2015, compared to 2.8X in 2014. The allowance provided 1.9X coverage of year-end non-accrual loans in 2015 compared to 1.6X in 2014.

The credit risk profile of the Company’s loan portfolio is described in the Loan Loss Allowance note in the consolidated financial statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Including acquired loans, criticized loans totaled $145 million, or 1.9% of total assets, at year-end 2015 compared to

$130 million, or 2.0% of assets at year-end 2014. The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. In 2015, potential problem loans decreased to $61 million from $67 million. Criticized assets include two $10 million secured commercial loan participations related to raw materials companies that are performing and which were downgraded in 2015 due to revenue declines. The Company’s evaluation of its credit risk profile also compares the amount of criticized loan and foreclosed assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio was 24% at year-end 2015, compared to 28% at the start of the year.

The Financial Accounting Standards Board has issued a Proposed Accounting Standards Update (Subtopic 825-15), more commonly referred to as the Current Expected Credit Loss model, or CECL. It is proposed to move from an incurred loss model to a life-of-expected loss model. FASB has proposed to remove the probability threshold, adding forecasting, and requiring more in-depth analysis and disclosure for the credit loss estimation. It is anticipated that banks will generally carry higher loan loss allowance estimates as a result of this change and that loan loss estimates be made at acquisition date for loans acquired in business combinations. Further analysis of the impacts of this expected change will depend on final implementation rules.

Other Assets. There were immaterial changes in total premises and the category of other assets in 2015 due to the acquisitions and growth in business activities. Total intangible assets increased by $58 million to $335 million due to the goodwill associated with the Hampden and Firestone acquisitions. Intangibles totaled 6.3% of the assets acquired with Hampden and 7.8% of the acquired Firestone assets. Bank owned life insurance and the net deferred tax asset increased primarily due to the impact of the acquisitions. Cash and short term investments increased due to business growth and to high overnight funds at year-end.

Deposits. Berkshire’s deposits increased by $934 million, or 20%, to $5.6 billion in 2015. This funded most of the 22% increase in the loan portfolio. The acquired Hampden deposits contributed a 10% increase in the portfolio, brokered time deposits contributed 9%, and 3% growth was contributed by transaction account balances. Ongoing business development remains focused on relationship oriented retail and commercial offerings. The Company has actively managed its branch network in recent years. In 2015, the Company added ten branches through the Hampden acquisition and consolidated seven branches and sold its Tennessee branch (related to the 2012 Beacon Federal acquisition). The total branch count was 93 offices at the end of the year, compared to 91 at the start of the year. The Company is evaluating further opportunities for denovo locations and branch designs and technology enhancements, as well as additional sales/consolidations of existing branches. Berkshire continues to diversify its distribution network, including expanding its My Banker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines. Berkshire also continues to enhance its mobile and electronic delivery channels, and introduced the Apple Pay® service in 2015. The Company is initiating the rollout of real time customer feedback technology. In 2015, the Company completed its shift away from the Massachusetts Depositors Insurance Fund (“DIF”) due to the Company’s growth beyond the DIF insurance limits. There were mix shifts in the deposit portfolio as management adjusted its strategies following the Hampden acquisition and targeted newer market segments and institutional balances.

The Hampden deposit portfolio consisted largely of Springfield area accounts and increased Berkshire's estimated market share to a top four position in that market. These acquired deposits included $97 million in demand deposits, $51 million in NOW accounts, $62 million in money market accounts, $120 million in savings balances, and $154 million in time account balances. Berkshire’s deposit cost decreased from 0.44% in the fourth quarter of 2014 to 0.42% in the second quarter of 2015 and then increased to 0.48% in the fourth quarter reflecting higher costs of money market accounts related to targeted promotions.

Transaction accounts, which include demand deposit and NOW accounts, increased by 12% in 2015, excluding acquired balances. Most of this growth was in the second half of the year and included strong growth of both personal and commercial account balances. Checking accounts are an important focus of Berkshire’s relationship acquisition and development strategies. Total personal deposit accounts were $3.35 billion, or 69% of total deposits excluding brokered time accounts at year-end 2015. This percentage was unchanged from year-end 2014.

The Company has increased its utilization of brokered time deposits over the last two years to better manage deposit costs and interest rate risk, and to diversify its funding of loan portfolio growth. Brokered time deposits increased by $404 million to $784 million in 2015. At year-end, the average maturity of this portfolio was 7 months, with an average cost of 0.70%. Additionally, as a result of its DIF insurance termination, the Company has increased its use of reciprocal money market deposits, which offer full insurance to certain commercial and institutional customers in the Company’s markets. These balances increased to $102 million from $9 million during the year and are viewed as components of the Company’s relationship deposit balances. Also related to the DIF termination, the Company has increased its pledging of investment securities to collateralize certain municipal deposit account balances. Securities pledged to these accounts increased to $136 million from $42 million during the year.

Borrowings and Other Liabilities. All of Berkshire’s senior borrowings at year-end were provided by the Federal Home Loan Bank of Boston under established relationship programs. The FHLBB is secured by a general pledge of assets primarily consisting of mortgage backed securities and residential mortgages. The Bank uses FHLBB borrowings to manage overnight liquidity and generally to provide funding for its investment portfolio. Other components of the Bank’s wholesale funding program include correspondent banks and brokerages, and brokered deposits. For contingency liquidity purposes, the Bank has short term credit arrangements with the Federal Reserve Bank and with certain national banks and brokerages, and the holding company maintains a line of credit. There has been no regular ongoing use of these arrangements. As previously discussed, over the last two years, the Bank has expanded its use of time deposits raised through established broker relationships to fund a portion of loan growth, as an alternative to borrowed funds. The Company evaluates its use of borrowings and of wholesale funds in general in managing its liquidity and strategic growth plans. This is further discussed in the following section on Liquidity.

Total borrowings increased by $212 million, or 20%, to $1.26 billion in 2015. This included $119 million in acquired Hampden borrowings. Acquired Firestone borrowings were replaced with brokered time deposits. Most borrowings are short term; they totaled $1.07 billion, or 85% of total borrowings, at year-end 2015. The weighted average rate on short term borrowings was 0.43% at year-end. FHLBB short term rates are generally priced at a premium of up to 0.25% compared to short term treasury rates, and they are viewed as well correlated with LIBOR. Due to the Federal Reserve Bank’s 0.25% hike in the target Fed Funds rate in December 2015, the Company expects the cost of short term borrowings to increase in 2016. Additionally, the cost of interest rate swaps is a component of borrowings interest expense. These swaps are discussed in the following section, and the cost of forward starting swaps becomes effective in 2016 and is expected to contribute to higher borrowing costs in 2016.

Other liabilities increased by $6 million to $91 million in 2015. The balance at year-end 2014 included a $22 million amount payable for commercial loan participation interests purchased at year-end; there was no similar balance due at year-end 2015. This decrease was partially offset by a $10 million increase in the fair value liability of derivative securities which is discussed in a later section, along with growth in operating accruals.

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

The notional value of derivatives increased by $332 million, or 32%, to $1.37 billion in 2015. This included $320 million due to growth in commercial loan interest rate swaps, reflecting the improved market demand and the Company’s focus on serving this niche, which often involves larger, stronger commercial accounts with other relationship potential. Each such swap involves a derivative sold to the customer and a generally matching derivative purchased from a national counterparty. Accordingly, this net growth reflects about $160 million in underlying loans to provide commercial customers with a contracted fixed rate while allowing the Bank to record a variable rate loan. This net growth from $90 million in the prior year contributed to the increase in loan related fee income previously discussed.

There were no significant changes in the cash flow hedges on bank borrowings or the non-hedging derivatives related to mortgage banking. The cash flow hedges consist of $300 million in forward starting three year interest rate swaps which become effective on average in the second quarter of 2016 at an average annual cost of 2.29% and which hedge certain short term FHLBB borrowings. The cost of these hedges will be included in borrowings interest expense when they become effective, which is expected to increase funding costs and decrease the net interest margin as a result. These hedges are an important component of maintaining the Bank’s positive interest rate sensitivity. The unrealized loss on these hedges increased to $9 million at the end of the year from $3 million at the start of the year due to the change in market expectations that rates will stay lower for longer compared to earlier expectations. This change was the primary factor in the increase in the overall estimated fair value liability on all derivatives to $11 million from $6 million during the year.

Stockholders’ Equity.  Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and a strong return on tangible equity to support opportunities for franchise growth. Long run growth in dividends and in both book value and tangible book value per share are also viewed as elements for shareholder value creation. A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves. In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators. When Berkshire negotiates business combinations, it generally targets to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at targeted capital metrics based on the characteristics of the combined banks. All of the Company’s outstanding equity is owned by common stockholders and its stock is listed on the New York Stock Exchange. In addition to shares held in Treasury, a Bank subsidiary also owns 169 thousand Berkshire shares as a result of the conversion of Hampden shares, and these shares are also excluded from shares outstanding.

Shareholders’ equity increased by $178 million, or 25%, to $887 million in 2015, including $157 million issued for the acquisitions and $27 million in retained earnings. Total shares outstanding increased by 5.791 million, or 23%, to 30.974 million. Book value per share increased by 2% to $28.64 from $28.17. Both acquisitions were modestly dilutive to tangible book value per share as discussed in a later section, but retained earnings were sufficient to boost tangible book value per share by 4% to $17.84 from $17.19. The acquisitions were accretive to the Company’s capital ratios, and there was an increase in the ratio of tangible equity to tangible assets to 7.4% from 7.0%. Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets. The Company was within the range of 7 - 8% that it generally targets for this measure and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth. The ratio of equity to assets also increased to 11.3% from 10.9% and the Company’s risk based capital ratio improved to 11.9% from 11.4%. The Company’s goal is to remain eligible for the regulatory designation of Well Capitalized for the Company and the Bank.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Summary: Berkshire’s 2015 results included the Hampden operations acquired in April and the Firestone operations acquired in August. As a result, most measures of revenue, expense, income, and average balances increased compared to 2014. In some cases, this report refers to annualized fourth quarter results to indicate the run rate of operations including the fully integrated acquired businesses.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to ongoing operations. These items are primarily related to acquisitions and restructuring expenses, together with gains recorded on securities and investments in acquired banks. Berkshire views its net acquisition related costs as part of the economic investment for its acquisitions. These investments are intended to contribute to long term earnings growth and franchise value.

2015 results demonstrated a rebound from lower profitability in 2014. The adjusted return on assets increased to 0.85% in the fourth quarter of 2015 from a low of 0.71% in the second quarter of 2014. This included the benefit of an increase in the net interest margin to 3.35% from 3.26% for these dates, and an improvement in the efficiency ratio to 60.6% from 63.0%. The GAAP return on assets in these periods was 0.82% and 0.75% respectively, and included net merger and restructuring charges The increase in profitability included the benefit of positive operating leverage produced by growth from acquisitions and business activities. Based on adjusted earnings, the adjusted return on tangible equity measured 12.5% in 2015, which is a level of internal capital generation that supports Berkshire’s dividend (36% payout ratio on 2015 adjusted earnings per share) as well as ongoing growth from business activities and further strengthening of the Company’s capital metrics. The GAAP return on equity in 2015 was 6.1%.

Recent results stem from Berkshire’s strategy to build profitability and shareholder value through disciplined growth based around the power of its investment in a well-positioned regional franchise and a competitive market position supported by its unique brand and culture. This strategy includes taking advantage of opportunities offered by banks, companies, and teams that are looking for a regional partner to provide the resources necessary to meet market demand economically in light of the regulatory and margin pressures on revenues and earnings. The Company’s long term profitability goals include a return on assets exceeding 1% and a double digit return on equity.

Total Net Revenue. Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income. The Company also evaluates adjusted net revenue in evaluating its operations and the revenue component of its strategies for generating positive operating leverage. Berkshire also measures adjusted revenue per share in evaluating its growth strategies.

Total annual net revenue increased by $42 million, or 18%, to $268 million in 2015. Annualized net revenue totaled $284 million in the final quarter of the year, when both acquisitions were fully integrated. Annual results included a 20% increase in net interest income and a 14% increase in non-interest income. Fee income decreased to 21% of net interest and fee income in 2015 from 23% in 2014. Berkshire’s long term goal is to increase fee income to 30% of total revenue by increasing wallet share through cross sales, product expansion, and balance sheet management. The decrease in the fee income contribution in 2015 was due to the lower fee product penetration of the acquired businesses. Berkshire believes that these acquired operations present fee revenue synergy opportunities that may be developed in the future. Both acquisitions were funded significantly with stock consideration, and fourth quarter annualized revenue per share decreased to $9.25 in 2015 from $9.77 in 2014. The acquired businesses reported $39 million in annualized net revenue in the first quarter of 2015, the final reported quarter prior to acquisition. These acquired revenues contributed most of the Company’s revenue growth during the year, and totaled $6.93 per share based on the 5.6 million shares issued as merger consideration. Due to their higher profitability after cost saves at Hampden and improved funding costs at Firestone, both of these businesses were expected to contribute a double digit return on equity to future results.

Net Interest Income. Net interest income is the primary contributor to revenue. Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets. Pricing disciplines for loans and deposits target a balance of market share and profitability objectives, while taking into account credit, liquidity, and interest rate sensitivity objectives. The Company also borrows to fund an investment portfolio to contribute to income and profitability, together with other balance sheet objectives. Acquired assets and liabilities are marked to market for carrying value and yield, and balance sheet adjustments are often made at or following the acquisition date to integrate the acquired balance sheet with the Company’s balance sheet. In 2015, the most significant adjustment was the replacement of Firestone’s borrowings with lower cost brokered time deposits as the primary funding source for that operation. Net interest income includes significant components related to the amortization of purchase accounting adjustments and deferred items. The most significant component is purchased loan accretion related to recoveries on the resolution of acquired impaired assets, where Berkshire has regularly posted significant gains that are included in net interest income. These gains are difficult to forecast and are highly variable from quarter to quarter, and generally reflect the Company’s strong asset management capabilities and continued strong demand for higher yielding assets in the ongoing low rate environment.

Annual net interest income increased by $35 million, or 20%, in 2015. This included the benefit of an 18% increase in average earning assets as well as an increase in the net interest margin. The growth in earning assets was previously discussed in the changes in financial condition regarding loans and investments, and included the benefit of acquisitions and business activities. Fourth quarter annualized net interest income increased by $48 million, or 26%, to $235 million. The annualized net interest income of the acquired operations was $35 million in their final quarterly reported operations.

The net interest margin was generally declining through 2014 and then expanded in 2015, primarily due to the contribution of the acquired operations. The full year net interest margin increased to 3.31% in 2015 from 3.26% in 2014. The expansion mostly reflected higher yields on commercial loans (due to the acquisitions and the remix of the commercial portfolio) which was partially offset by lower yields on mortgages and consumer loans due to yield compression in the ongoing low rate environment. The improved margin also reflected a modest lengthening of asset durations and shortening of liability durations. The net interest margin was 3.35% in the final quarter of 2015. The Company’s goal is to maintain the margin in its business activities but the overall margin is expected to decrease modestly as a result of the additional cost of the forward interest rate swaps that become effective in 2016 as well as less benefit from purchased loan accretion as the portfolio of purchased credit impaired loans is further reduced from ongoing collections activities. The Company’s goal is to maintain volume growth and market share improvement that will produce overall growth in net interest income despite possible margin tightening from these factors. As discussed in the following section on Market Risk, the Company expects that there will be ongoing market pressures on the net interest margin if the low interest rate environment persists and if the yield curve flattens, and it is positioned with a target to benefit if interest rates increase from the historic lows seen in recent years.

The contribution of purchased loan accretion to net interest income was $7.6 million in 2015, including $2.4 million in the final quarter of the year. This accretion was $6.7 million in 2014. For the above respective periods, the net interest margin measured before purchased loan accretion was 3.19%, 3.22%, and 3.16% respectively. Most purchased loan accretion results from recoveries on the resolution of purchased credit impaired loans resulting from bank mergers. The fair market value of these loans is normally significantly discounted from the contractual and carrying value at the time of the merger and Berkshire’s team has produced significant recoveries of value as a result of its asset management disciplines and improving market conditions for impaired assets as a result of the economic recovery and ongoing low interest rates. At year-end 2015, Berkshire’s remaining carrying amount for these loans was $21 million, which was a 47% discount from the contractual balance of $40 million. This discount included a balance of $7 million in accretable discount which was expected to be recorded as interest income through the ongoing performance of these loans. The new impaired loans acquired as a result of the Hampden and Firestone transactions had a total carrying balance of $34 million which had a market discount of 46%, resulting in an $18 million carrying balance for Berkshire.

Non-Interest Income. Most of Berkshire’s non-interest income is fee income, which generally represents business activities with customers in Berkshire’s markets. The Company pursues growth in market share and wallet share across its business lines, including banking, insurance, and wealth management. In commercial banking, Berkshire pursues commercial and industrial loans with relationships that provide non-interest bearing demand deposit balances and that utilize fee services including electronic banking and cash management services. Fee income includes revenues related to the sale of interest rate swap derivative securities to commercial customers, as well as gains recorded on the sale of residential mortgages and commercial loans previously held for investment. Other non-interest income includes non-dividend distributions on investment securities, as well as securities gains/losses which the company excludes from its adjusted earnings. Non-interest income is reduced by the amortization of the Company’s recorded investment in tax credit investments which generate offsetting benefits to income tax expense.

Fee income increased by $4 million, or 8%, to $57 million in 2015. Fourth quarter annualized fee income increased by $5 million, or 10%, to $57 million, including the $3 million estimated benefit from acquired operations and net of a $10 million increase in annualized tax credit investment amortization charges. Loan related income increased by $2 million to $8 million for the year. This included a $1 million increase in interest rate swap income to $4 million and a $1 million increase in gains on the sale of seasoned loans to $2 million. Mortgage banking income increased by $2 million to $4 million. Both loan related income and mortgage banking income benefited from higher volume due to low interest rates through much of 2015, as illustrated by the 40 basis point decrease in average ten year U.S. treasury rates to 2.14% in 2015 from 2.54% in the prior year. Additionally, the lower rate environment contributed to wider gain on sale spreads for both mortgage banking revenue and seasoned loan sales. Fee income variances for deposit, wealth, and insurance revenues were no greater than 2% from year to year and generally reflected lower margins on increased business volumes, including lower fee revenue penetration in acquired Hampden operations. Deposit related fee income in 2015 totaled $25 million and included $10 million in overdraft charges, $7 million in card related income, and $8 million in all other deposit related revenue. Annualized fourth quarter deposit related fees declined to 0.46% of average deposits in 2015 from 0.53% in 2014 including the impact of lower Hampden related fees. Wealth management fees in 2015 benefited from higher average securities prices which contributed to portfolio values on which these fees are based.

In addition to fee income, non-interest income includes other items, as well as securities/gains losses. Other items include the amortization of the carrying balance in tax credit investment projects, which is more than offset by benefits included in income tax expense. The Company’s investment in these projects increased in 2015 due to certain redevelopment projects in its markets which include capital gains credits which are recorded at origination based on future expected capital gains income. This amortization, which is a charge against non-interest revenues, increased to $11 million in 2015 from $2 million in the prior year. These projects are discussed in the following section on income tax expense. Other items included in non-interest income in 2015 were $4 million in accrued income on bank owned life insurance policies and $1 million in distributions on investments. Securities gains/losses in both years consisted of gains on equity securities offset by bond losses. Stock gains totaled $4 million in 2015 as discussed in the earlier section on Investment Securities. In 2014, a $9 million loss was recorded on the termination of hedges as a result of the New York branch purchase; this loss was already recorded in equity and the income statement charge had no direct impact on total equity when it was recorded.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $17 million in 2015, compared to $15 million in 2014. The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses related primarily to growth in the loan portfolio during the year.

Non-Interest Expense. Berkshire’s goal is to generate positive operating leverage, growing revenues through market share expansion and maintaining expense management disciplines. Non-interest expense increases have generally been related to the Company’s growth, including the impact of acquisitions. The Company also invests in building its infrastructure and adding to its market teams, with a focus on fee generating business lines, as part of its long term strategy to occupy a leading position as a regional provider in its footprint. Expense results also include merger and restructuring costs which the Company excludes from its measure of adjusted earnings. The Company views merger related costs as part of the economic investment in acquired businesses. Restructuring costs have included the write-off of uneconomic contracted costs including contracts of acquired operations, as well as ongoing costs to optimize the branch network in light of market changes for branch services based on the emergence of mobile banking as well as changes in customer access patterns.

Total non-interest expense increased by $31 million, or 19%, in 2015. Excluding merger and restructuring costs, these expenses increased by $22 million, or 14%. This increase included $16 million in operating expenses of the acquired operations based on their final reported results in the first quarter of 2015. Cost saves related to acquisitions and to restructuring are important elements of the Company’s strategies related to efficiency and return on equity. Based on their final reported results, annualized operating expenses totaled $17 million for Hampden and $10 million for Firestone. The Company believes that it achieved its goal of 35% cost saves for Hampden by the end of 2015. The Company did not target any cost saves for Firestone except for reducing borrowing costs, which are an element of net interest income and were achieved.

The efficiency ratio improved to 61.3% from 63.2% as the Company pursues its goal to reduce this ratio below 60%. The efficiency ratio improved to 60.6% in the final quarter of the year including Hampden cost saves. The fourth quarter ratio of adjusted non-interest expense to average assets decreased to 2.43% in 2015 from 2.49% in 2014.

Expense growth in 2015 was mostly in the primary operating expense components of compensation, occupancy, and technology due to the acquisitions and growth in business activities. Full time equivalent staff totaled 1,221 at year-end 2015, a 12% increase from 1,091 a year earlier, including staff related to acquired operations.

Merger and restructuring expense totaled $18 million in 2015, compared to $8 million in the prior year. These expenses in 2015 included $11 million related to Hampden, $2 million related to Firestone, and $5 million related to restructuring including the 8 branches that were consolidated or sold. Berkshire has consistently focused on managing its branch network in recent years through a combination of consolidations, closings, sales and relocations, as well as purchasing branches and open de novo offices. In 2014, merger costs included $4 million for the New York branch acquisition and $2 million for Hampden, and restructuring costs totaled $2 million. Merger related costs primarily consist of severance costs, contract termination charges, professional fees, and variable compensation costs.

Income Tax Expense. Berkshire utilizes several tax strategies which allow the Company to operate in a tax effective manner and deliver tax savings. As a result, the Company’s effective tax rate is lower than the statutory rate based on the federal and state income taxes in its market area. The Company participates in federal and state tax credit programs and other tax advantaged investment opportunities which are encouraged under the Internal Revenue Code. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchases tax exempt bonds. In 2014, the Company increased its resources in its tax management function and is pursuing additional opportunities to develop tax effective strategies which will deliver additional tax benefits and tax savings based on its expanded footprint and operating activities.

Berkshire increased its ownership in investment tax credit entities as an aspect of its overall operating and financial strategy for building customer relationships, supporting its communities, and contributing to profitability. In 2015, the company recorded a $16 million reduction in the income tax provision related to tax credits and deductions generated primarily from investment in historic rehabilitation and low income housing projects. The company recorded an $11 million reduction in the carrying balance as a corresponding charge against non-interest income, with a $5 million resulting net contribution to net income. In 2014, there was a $2.3 million reduction in the tax provision and a $1.5 million charge against non-interest income, resulting in a $0.8 million net contribution to net income. As a result of the tax credit program, the Company’s effective income tax rate decreased to 9% in 2015 from 26% in 2014. Measured before the tax credit benefit, the effective income tax rate was 32% in 2015, compared to 30% in 2014. In addition to the tax credit benefit, the Company’s effective tax rate also benefits from its investments in municipal bonds and bank owned life insurance.

At year-end 2015, the company’s other assets included a $3 million unamortized balance of the company’s equity ownership interest in these entities. A deferred tax asset related to these programs includes a $3 million federal tax credit carryforward from past investment in new markets and renewable energy projects. The tax credit carryforward is expected to be realized in the future based on the company’s ability to generate sufficient future ordinary operating income. The company recorded an additional $3 million deferred tax asset with respect to future expected capital losses from investment in historic rehabilitation and low income housing projects. This is the Company’s first significant utilization of capital gain related tax benefits and realization of those benefits depends on realization of projected future capital gains. The company expects to realize the tax benefit from these capital losses in the future based on the company’s ability to generate future capital gain income from a variety of sources. Investment tax credit programs depend on federal tax policy and administrative rulings and the future availability of such programs depends on future policy and administrative processes.

The Company reports adjusted earnings per share excluding specified items. The effective tax rate on these adjusted earnings per share was estimated to be 15% in 2015. This rate was higher than the 9% GAAP tax rate in 2015 due to the lower proportionate benefit of tax advantaged items compared to the estimated adjusted pretax income. The 15% rate was lower than the 30% equivalent rate in 2014 due to the increased tax credit benefits recorded in 2015. The Company expects that the tax rate on adjusted earnings per share will revert back to the 2014 levels at the beginning of 2016. The Company expects to record additional tax credit benefits in the second half of 2016 as a result of additional investments in related projects, with the result that the full year rate on adjusted earnings is expected to be below 30%. The anticipated merger expenses for 44 Business

Capital are not significant and therefore the expected GAAP effective tax rate in 2016 is not expected to be significantly different from the rate on adjusted earnings, based on conditions known at the start of the year.

Hampden Bancorp Acquisition. The Hampden acquisition was completed on April 17, 2015. Hampden was a community bank headquartered in Springfield, Massachusetts and serving the Springfield area. This in-market merger was targeted to benefit all constituencies, bringing additional products and services to the Hampden customers, providing revenue synergies and cost efficiencies to the combined operations, and boosting Berkshire's Springfield deposit share in the Springfield Metropolitan Statistical Area to the top 4 position based on most recent data. Berkshire is the largest Massachusetts based bank now serving the Springfield market. Berkshire consolidated 3 of the Hampden branches in the second quarter and now operates a total of 17 branches in that market, including 7 former Hampden offices.

The total acquisition cost was $114 million and Berkshire issued 4.2 million common shares as merger consideration, net of 169 thousand shares held by Berkshire. Merger related costs included $8 million in pre-tax merger related costs recorded by Hampden and $11 million recorded by Berkshire. The Company believes that it achieved its goal of 35% cost saves by the end of 2015. The Company has also consolidated three Hampden branches and recorded non-operating restructuring charges in 2015 for these consolidations. The Company estimates that Hampden's operations contributed to improvements in its operating profitability ratios and that these operations will provide additional accretion to earnings in 2016 based on a full year of integrated operations including all targeted cost saves.

Due to the stock issued as merger consideration, the Company estimates that the Hampden acquisition improved the ratio of tangible equity/tangible assets and also contributed positively to regulatory capital ratios. The merger was estimated as $0.33 dilutive to Berkshire’s tangible book value per share. The Company estimated that the acquired operations contributed $0.02 to earnings per share in the fourth quarter of 2015, including estimated 35% cost saves which were completed in the fourth quarter. The Company continues to target tangible book value dilution payback within approximately 3 years from the merger date based on merger related adjusted EPS accretion. The Company also continues to target double digit long run return on the equity invested in this acquisition.

Firestone Financial Acquisition. The Firestone acquisition was completed on August 7, 2015. Based in Needham,
Massachusetts, Firestone is a longstanding profitable commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. Firestone lends nationally, financing fitness equipment, carnival rides and games, amusement and video entertainment, gaming, vending, laundry, and ATM machines. This acquisition provides revenue diversification to Berkshire and increased opportunities for cross sales of existing Berkshire products and services. This business is viewed as complementary to Berkshire's existing specialized financing businesses, including asset based lending and SBA loan programs. Firestone is being operated as a subsidiary of Berkshire Bank and is maintaining its existing operations with a goal of expanding its programs based on Berkshire's increased capital and financing capabilities.

Financial results in 2015 included $2 million in pre-tax Firestone merger related charges. The merger consideration paid to shareholders was $56 million, consisting of approximately 75% stock and 25% cash and the Company issued 1.442 million shares as consideration. The Company estimates that this acquisition was accretive to adjusted earnings per share and profitability metrics, as well as to capital ratios. The Firestone merger was estimated as $0.05 dilutive to the Company’s tangible book value per share. Berkshire estimated that Firestone operations contributed $0.01 to earnings per share in the fourth quarter of 2015, which was the first full quarter of combined operations. No cost saves were targeted for this business combination. The Company's goal is that Firestone's operations will produce a double digit return on its equity investment and tangible book value dilution will be repaid from Firestone's operating earnings accretion in 2.5 years.

Results of Segment and Parent Operations. In prior periods, the Company reported two subsidiary operating segments - banking and insurance. Due to growth in the banking segment, the Company determined that as of fiscal year end 2015 it has only one segment based on accounting principles. Accordingly, there is no disclosure of segment and parent operations except for the note in the financial statements regarding the parent. Results for Berkshire Bank in 2015 generally followed the levels and trends of consolidated results. Insurance net income increased modestly in 2015, as earnings benefited from expense reductions that exceeded the modest decrease in revenue.

Total Comprehensive Income. Berkshire’s total comprehensive income in 2015 was $40 million, compared to $49 million in the prior year. The $16 million increase in net income was offset by a $25 million decrease in other comprehensive income due primarily to a net $22 million after-tax change in available for sale securities from an unrealized gain in 2014 to an unrealized loss in 2015. The change in securities fair value was discussed in an earlier section of this report. The increase in the unrealized loss on the Company’s forward starting interest rate swaps on borrowings also contributed to the decrease in other comprehensive income in 2015.

Quarterly Results. Quarterly results for 2015 and 2014 are presented in a note to the consolidated financial statements. Quarterly results were affected by the revenue downturn in 2013 and subsequent actions to improve profitability. Quarterly results have also been affected by purchased loan accretion and by merger and restructuring related net costs. The Company also evaluates adjusted earnings on a quarterly basis to supplement its understanding of operating trends. Based on these evaluations, the Company believed that its adjusted results on a per share basis improved sequentially in all quarters in 2014 and 2015 except for the fourth quarter of 2015 when adjusted results were flat. Similarly, operating profitability determined on an adjusted basis improved throughout 2014 and 2015, although not yet back to levels prevailing at the start of 2013.

In 2015, quarterly revenue and expense reflected the Hampden acquisition on April 17 and the Firestone acquisition on August 7. Results also reflected the increased benefit of tax credit related investments beginning in the first quarter. By the fourth quarter, all acquired operations were fully integrated and the Company estimated that it completed the planned Hampden cost saves during the quarter. As a result, fourth quarter operations were generally reflective of the Company’s current run rate including the acquired operations. In the preceding discussion of 2015 results, references have been made to fourth quarter adjusted results to demonstrate the full benefit of the year’s actions.

In 2014, revenue and expense increased in the first quarter due to the addition of the acquired New York branches. First quarter non-interest income and expense were significantly affected by merger related net charges. As a result, the Company recorded a net loss in the first quarter. Total revenue increased sequentially in each of the next three quarters as business volume growth more than offset a gradual tightening in the net interest margin due to changes in purchased loan accretion and ongoing asset yield compression. The net interest margin increased to 3.23% from 3.20% in the final quarter. Excluding non-operating charges, non-interest expense was generally flat through mid-year. Adjusted expenses increased due to growth in the fourth quarter, and the Company also recorded merger charges related to the pending acquisition of Hampden Bancorp. As a result, net income decreased slightly in the final quarter after rising in the second and third quarters. Fourth quarter net income of $0.46 per share was 10% higher in 2014 compared to 2013 due to the ongoing benefit of positive operating leverage generated by revenue growth driven by higher volumes.

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

Total Net Revenue. Total net revenue was approximately $226 million in both 2014 and 2013. Annualized net revenue improved to $243 million in the final quarter of 2014, or $9.77 per share. Excluding net securities gains, this represented an increase of 17%, or $35 million, from annualized net revenue in the final quarter of 2013 and was also a 3% increase over the similar measure in 2012. The growth in 2014 included approximately $16 million in anticipated revenue benefit from the acquired New York branches as well as approximately $5 million in benefit from lower borrowing costs related to the hedge termination. Management estimated that fourth quarter revenue increased by approximately 8% from organic growth and business expansion in 2014 from 2013 including volume related increases in both net interest income and fee revenue.

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

Non-Interest Income. Fee income increased by $3 million, or 6%, in 2014 compared to 2013. Fourth quarter fee income increased by $2 million, or 17%, from year to year. This included an estimated $1 million related to the branch purchase and $1 million related to all other factors. All major categories of fee income were up year-over-year in the fourth quarter due to Berkshire’s growth. For the full year, most categories were up except for mortgage banking fee income and other loan related fee income. Due to a spike in interest rates, mortgage banking revenues declined sharply around midyear 2013 from elevated levels that have not recurred and are not expected to recur.

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

In addition to fee revenues, non-interest income included an $8.8 million loss recorded on the termination of hedges in 2014 and net securities gains totaling $4.8 million in 2013. The securities gains in 2013 were primarily related to the sale of bank equity securities to realize strong market appreciation on these securities. The hedge termination loss in 2014 was a result of the branch acquisition and is further described in the notes to the financial statements. This loss was the recognition of a fair value loss already recorded in equity and therefore had no direct impact on shareholders’ equity when it was recorded.

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

Non-Interest Expense. Total non-interest expense increased by $9 million, or 5%, in 2014. The Company estimated that it added approximately $13 million in annual expense related to the New York branch purchase. Total merger, restructuring, and conversion expense decreased by $6 million to $8 million in 2014. The Company estimated that total non-interest expense increased approximately 2% before the impacts of the branch purchase and the changes in merger, restructuring, and conversion expense. Total non-interest expense decreased to 2.69% of average assets in 2014 from 2.97% in 2013. The Company’s non-GAAP measure of adjusted non-interest expense decreased to 2.55% of assets from 2.68 for these respective periods, and decreased further to 2.49 in the fourth quarter of 2014.

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

Merger and restructuring expense totaling $8.5 million in 2014 included $5.4 million in merger charges related primarily to the branch acquisition, including professional fees and integration costs with related compensation. Restructuring expenses totaled $3.1 million and included charges related to the Bank’s charter change in the third quarter, together with costs for financial systems and certain branch closings and property liquidations. The higher $14.8 million in costs in 2013 were due primarily to the integration of the acquired operations of Beacon Federal Bancorp and the enterprise expense restructuring project that was initiated in the third quarter of that year.

Full time equivalent staff totaled 1,091 at year-end 2014, compared to 939 at the prior year-end. This increase included an estimated 92 positions related to the acquired New York branch operations and an additional 6% increase in total staff related to the Company’s business growth and expansion, including targeted investment in commercial, retail and wealth management market teams.

Income Tax Expense. The effective income tax rate of 26% in 2014 was lower than the 29% rate in 2013, including the higher proportionate benefit of tax preference items in 2014 that resulted from the decrease in pre-tax income from year-to-year. The effective tax rate on adjusted earnings was estimated to be 30% in 2014 and 31% in 2013. In both years, this rate was higher than GAAP tax rate due to the lower proportionate benefit of tax preference items compared to the higher adjusted pre-tax income, which excluded net charges related to merger, restructuring, and other designated expense items.

LIQUIDITY AND CASH FLOWS

Liquidity is the ability to meet cash needs at all times with available cash and from established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner. Berkshire evaluates liquidity at the holding company and on a consolidated basis, which is primarily a function of the Bank’s liquidity.

The primary liquidity need at the holding company is to support its capital structure, including shareholder dividends and debt service. Additionally, the holding company uses cash to support certain organizational expenses, stock purchases and buybacks, merger related costs, and limited business functions that cannot be performed at the Bank or the insurance subsidiary. The holding company primarily relies on dividends from the Bank to meet its ongoing cash needs. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Sources and uses of cash at the parent are reported in the condensed financial statements of the parent company included in the notes to the consolidated financial statements. There are certain restrictions on the payment of dividends by the Bank as discussed in the Stockholders’ Equity note to the consolidated financial statements. As of year-end 2015, the statutory limit on future dividend payments by the Bank totaled $68 million. This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula.

At year-end 2015, the holding company had $36 million in cash and equivalents, compared to $31 million at the start of the year. The Parent’s cash is held on deposit in the Bank. The Bank paid $28 million in dividends to the holding company in 2015, which was an increase from $12 million in 2014, when the Bank retained more earnings to support the New York branch purchase. Dividends to the holding company from the insurance subsidiary totaled $6 million in 2015, and no such dividends were paid in 2014. The holding company has a $10 million unsecured line of credit, which was fully utilized at the start of 2015 and which was unused at year-end 2015.

The Bank’s primary ongoing source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale of investment securities. The Bank targets to grow customer deposits by increasing its market share among its regions in order to sustain loan growth as a primary component of its strategy. Deposit strategies also consider relative deposit costs as well as relationship and market share objectives. The Bank’s acquisition strategy is also targeted to supplement business activities including bank acquisitions and acquisitions of branches, such as the 2014 New York branch purchase. Additionally, the Bank has expanded its use of wholesale funding sources, including borrowings and brokered time deposits. The Company monitors the loans/deposits ratio in assessing directional changes in its liquidity, and in the past has allowed this metric to reach levels near 110% depending on the timing of business activity, while generally keeping it closer to 100% as a working target. The Company also monitors the levels of its wholesale funding in relationship to total assets. Brokered deposits can be more volatile than customer deposits depending on Company and economic events. FHLBB borrowings are in the context of standard, long-term FHLB programs but overall availability is constrained by collateral tests. The Company also monitors the liquidity of investment securities and portfolio loans and has increased its active management of the loan portfolio to accomplish Company objectives, including liquidity goals. The Bank relies on its borrowings availability with the FHLBB for routine operating liquidity, and has other overnight borrowing relationships for contingency liquidity purposes. In 2015, the Bank increased its pledging of investment securities to support municipal deposits and its use of two way reciprocal money market accounts to provide additional deposit assurance to institutional customers following its termination in the Massachusetts Depositors Insurance Fund. The Bank also expanded its interest rate swaps with national counterparties to provide fixed interest instruments to large commercial borrowers. The Bank has strengthened its liquidity planning and management processes in conjunction with its overall growth and regulatory expectations.

In 2015, the Bank’s primary uses of funds were loan growth and the replacement of Firestone’s borrowings and the primary source of funds were brokered deposits. During the year, the Bank shifted more of its assets into the FHLBB collateral pool, including acquired Hampden assets which Hampden had used for similar purposes. Total FHLBB unused borrowing availability was $576 million at year-end, compared to $246 million at the start of the year.

The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market. This business volume expanded in 2015 as a result of higher residential mortgage demand. Secondary market counterparties include federal mortgage agencies and national financial institutions. The secondary market for jumbo mortgages has been limited in recent years and these mortgages have become more prevalent in the Bank’s originations mix. The majority of these loan originations were retained on the Bank’s books in 2015. Over the last two years, the Bank has also increased its wholesale purchases and sales of loans including residential mortgages, consumer loans, and commercial loans and loan participations. Commercial loan growth has also included purchases of participations in syndicated loan transactions. These participations are variable rate and the Company views these assets as more liquid and saleable through secondary market channels.

Under the Enhanced Prudential Standards which became effective under federal regulation at midyear in 2014, the largest banks are required to adopt a number of practices to manage and reduce liquidity risk. These standards do not apply directly to Berkshire but are affecting U.S. deposit markets. In some circumstances, these standards increase the attractiveness of retail deposits and decrease the attractiveness of large commercial deposits for the largest banks, and these changes may affect the competitive conditions that evolve based on these new standards. Including the acquired Hampden deposits, the Bank’s estimate of its total deposit balances which exceed FDIC insurance limits increased to $1.34 billion, or 24% of total deposits at year-end 2015 from $1.07 billion, or 23%, at the start of the year.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. Due to the unusual and prolonged low interest rate environment, there is uncertainty about the behavior of deposits if interest rates increase at some future time as is anticipated. The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning. The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis. The Bank actively manages all aspects of its balance sheet to achieve its objectives for earnings, liquidity, asset quality, interest rate risk, and capital.

CAPITAL RESOURCES

The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s goal is to use capital efficiently to achieve its objective to become a higher performance company with a targeted return on equity exceeding 10%. A double digit return on equity is used to benchmark all lending and investment programs, together with all acquisition analyses. The Company seeks to maintain a competitive cost of capital and capital structure. The Company generally targets to maintain a ratio of tangible equity/tangible assets in the range of 7-8%.

Berkshire views its internal return on tangible capital as the primary capital resource of the Company. The return on tangible equity has improved, and measured 12.7% in the final quarter of 2015 based on the measure of adjusted earnings. The Company’s long term target is a 15% return on tangible equity. A return at or above current levels provides resources for maintaining competitive dividend payouts while also internally supporting strong growth from business activities while maintaining and improving capital metrics.

The Bank has acquired banks and fee based businesses in recent years. Berkshire’s goal is that its stock is the primary capital resource for merger consideration. The Hampden acquisition was 100% for stock and Firestone was 75%. The pending 44 Business Capital acquisition has a small stock component. Through active investor relations, the Company’s goal is to maintain a solid profile with the investment community for the purposes of supporting outstanding capital and raising other capital as opportunities arise. The Company has an ongoing universal shelf registration with the SEC to facilitate capital issuances. The Company issued common and preferred stock in the past, as well as senior and subordinated debt.

The Risk Management and Capital Committee of the Board of Directors provides oversight of Berkshire’s capital management and plans. The Company is deepening its capital analytics and stress testing capabilities as it grows toward the $10 billion federal regulatory threshold under the Dodd-Frank legislation. While the Company recognizes the potential increased compliance costs and restrictions as growth nears or exceeds that threshold, the Company believes that other size advantages can offset those impacts over time in many markets including its own.

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS

Tables with the above information are presented in Item 6 of this report.

CONTRACTUAL OBLIGATIONS

The year-end 2015 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

FHLBB borrowings (1)	$1,174,334	$1,123,651	$33,396	$1,030	$16,257
Subordinated notes	89,812	—	—	—	89,812
Operating lease obligations (2)	65,708	7,764	11,865	9,062	37,017
Purchase obligations (3)	99,629	19,994	28,407	25,614	25,614
Total Contractual Obligations	$1,429,483	$1,151,409	$73,668	$35,706	$168,700
_______________________________
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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. The Company views these transactions as ordinary to its business activities and its assessment is that there are no material changes in these arrangements at year-end 2015 compared to year-end 2014. As previously reported in the discussion of changes in financial condition, Berkshire has outstanding derivative financial instruments and engages in hedging activities, and the fair value of these contracts is recorded on the balance sheet. As discussed in the notes to the financial statements, at year-end 2015, Berkshire had an outstanding agreement to acquire 44 Business Capital, subject to customary regulatory approvals. The Company expects to complete this acquisition in the first quarter of 2016.

FAIR VALUE MEASUREMENTS
The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. These measurements are discussed further in the mergers and acquisitions note to the consolidated financial statements.

Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this presentation. This discount is a Level 3 estimate and reflects management’s subjective judgments. At year-end 2015, the premium value of the loan portfolio was $42 million, or 0.7% of carrying value. The premium value is down from $50 million, or 1.1% of carrying value at year-end 2014. This decrease reflected the impact of the acquired loans recorded at fair value and higher year-end interest rates and spreads, offsetting the benefit of improved asset quality.

The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale and derivative instruments. These measurements were included in the previous discussion of changes in financial condition, and were generally based on Level 2 market based inputs. Non-recurring fair value measurements primarily relate to impaired loans, capitalized mortgage servicing rights, and other real estate owned. When measurement is required, these measures are generally based on Level 3 inputs.

Financial instruments comprise the majority of the Company assets and liabilities. The net combined fair value of those instruments contributes to the economic value of the Company’s equity. This net premium value of financial instruments increased by $108 million to $506 million in 2015, reflecting the benefit of the tangible equity contributed by the acquisitions plus the increase in retained earnings, and less the impact of the lower premium related to loans. Instruments acquired in business combinations were recorded at fair value at acquisition date. These measures do not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company maintains an Enterprise Risk Management/Asset-Liability Committee (ERM/ALCO) that is responsible for reviewing its asset-liability policies and interest rate risk position. This Committee meets regularly, and the CFO and Treasurer report trends and interest rate risk position to the Risk Management and Capital Committee of the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s net interest income and earnings.

The Company manages its interest risk by analyzing the sensitivities and adjusting the mix of its assets and liabilities, including derivative financial instruments. The Company also uses secondary markets, brokerages, and counterparties to provide products that don’t conform to its ERM/ALCO management objectives and to provide it with flexibility in managing its balance sheet positions. When the Company enters into business combinations, it integrates existing and acquired operations as appropriate to achieve its objectives for the combined businesses.
Quantitative Aspects of Market Risk.  Berkshire has a targeted position to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating models of net interest income over one year, two years, and three year time horizons assuming no change in interest rates and assuming various scenarios or ramped interest rate changes, shocked interest rate changes, changes predicted by the forward yield curve, and changes involving twists in the yield curve. The primary focus is on a two-year scenario where interest rates ramp up by 200 basis points in the first year. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value of changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the ramped change described above, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings were expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested based on current operating conditions and strategies. Other assumptions about balance sheet mix are generally held constant. No material changes have been made to the methodologies used in the model.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2015
+300	$6,472	2.88%	$(3,085)	(1.45)%
+200	4,326	1.93	(1,692)	(0.79)
+100	3,888	1.73	7,608	3.57
-100	(3,935)	(1.75)	(4,620)	(2.17)

At December 31, 2014
+300	$1,370	0.77%	$(742)	(0.43)%
+200	757	0.43	(80)	(0.05)
+100	1,832	1.03	4,696	2.74
-100	(1,649)	(0.93)	(9,059)	(5.29)

As of year-end 2015, Berkshire remained modestly asset sensitive over the medium term in most interest rate parallel shift scenarios. Increases in interest rates result in higher interest income compared to the scenario of unchanged interest rates. Interest income is positively affected in the third year compared to this flat rate scenario depending on the timing and magnitude of the interest rate increase. This reflects the repricing of assets in an upward rate environment, together with the benefit of the fixed payment swaps. The Company's position tends to be initially asset sensitive as prime and LIBOR indexed loans are expected to react quickly to rate changes while modeled deposit rate changes are expected to react less quickly. Modeled interest income generally decreases in the second year, compared to the flat rate scenario, due to the repricing of deposits. Subsequently, interest income increases above the flat rate scenario as medium term assets reprice.

If interest rates remain flat or if the yield curve flattens, the Company's net interest income could be negatively impacted during the effective period of the swaps due to the contracted fixed payments, together with the ongoing effects of asset yield compression which have pressured industry margins in recent years. A flattening of the yield curve was anticipated by forward interest rates at year-end 2015. Through its pricing disciplines and mix of business, Berkshire's goal is to manage its balance sheet to support the net interest margin in the event that interest rates do not rise as anticipated by management during the effective period of the swaps.

With interest rates near historic lows, the Company’s focus is on the sensitivity of interest income to current low rates, to gradual increases in short term rates, and to volatility of long term rates in either direction. The Company has positioned itself to benefit from expected increases in interest rates and also seeks to monitor and manage risks associated with possible interest rate spikes if conditions revert suddenly from recent years affected by ongoing interventions from the monetary authorities. The Company’s long term target is to flexibly balance its growth, deposit funding, net interest margin, and interest rate risk management as it pursues its goals of expanding its footprint, increasing its market share, and improving its profitability.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the future, as anticipated. At year-end 2015, the Company estimated that the economic value of equity would decrease by approximately 11% in the event of a 200 basis point upward interest rate shock, which was within the Company's policy limits. This reflected the impact of fixed rate assets on medium and long term modeled net interest income if interest rates increase and remain elevated over the long term. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results. The sensitivity of equity at risk in the modeled scenario increased slightly from 9% at year-end 2014, reflecting the modest extension of asset durations during the year.

In a prolonged low rate environment, Berkshire has a number of business strategies to support its net interest income and margin objectives. These include changes in volumes and mix of interest bearing assets and liabilities, as well as pricing strategies. The Company also considers its investments, borrowings, and derivatives strategies in managing its income and risk profile. Due to the limitations and uncertainties relating to model assumptions, the modeled computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may take in response to changes in interest rates.

In the unusual current economic and financial circumstances in the national markets, modeling assumptions depend significantly on subjective judgment which cannot be readily verified by historic data. Additionally, due to the Company’s expansion into new markets, it has more revenues dependent on customer behaviors in products and markets where it has less historic background for its modeling assumptions. The most significant modeling assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change. The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account. The percentage rate movements are as follows: NOW accounts-ranging between 20% and 35%; money market accounts-ranging between 30% and 60%; and savings accounts-ranging between 30% and 40%. The total impact of deposit sensitivity assumptions in the model results in approximately an 80 basis point upward move in deposit costs at the end of two years in the Company’s model of a 200 basis point upward shift in interest rates.

In addition to modeling market risk in relation to net interest income, the Company also models net income at risk in various interest rate scenarios. Various sources of income, including interest rate swap income, mortgage banking revenue, seasoned loan sale gains, investment security gains, and recoveries on impaired loans are sensitive to interest rates. Additionally, wealth management revenue and service charge income may be affected by interest rate changes and other market changes that can affect interest rates. Credit underwriting criteria and loan performance can be affected by interest rate and market changes, and overall business volumes and expenses tied to those volumes may be affected. The Company considers a range of factors in the overall net income and enterprise risk management related to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2015. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders — Proposal 1 - Election of Directors” in Berkshire’s  Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated by reference.

For information concerning the executive officers of the Company, the information contained under the section captioned "Executive Officers" in the Proxy Statement is incorporated by reference.

Reference is made to the cover page of this report and to the section captioned "Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned "Corporate Governance - Committees of the Board of Directors" and "Audit Committee" in the Proxy Statement.

For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance - Code of Business Conduct" in the Proxy Statement is incorporated by reference. A copy of the Company's code of ethics is available to shareholders through the Investor Relations tab on the Company's website at "www.berkshirebank.com."

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

(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)Changes in Control
Management of Berkshire knows of no arrangements, including any pledge by any person of securities of Berkshire, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2015, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	265,000	$21.08	760,446

Equity compensation plans not approved by security holders	—	—	—

Total	265,000	$21.08	760,446

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” and “Procedures Governing Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 1 — Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Stockholders — Proposal 3 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1] Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements
The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

2.1	Agreement and Plan of Merger by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
2.2
Agreement and Plan of Merger by and among Firestone Financial Corp., Berkshire Hills Bancorp, Inc., Berkshire Bank, Jacob Acquisition LLC, and David S. Cohen, solely in his capacity as the representative, dated May 21, 2015 (2)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Michael P. Daly (6)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and George F. Bacigalupo (8)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Josephine Iannelli (8)
10.5	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (9)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Sean A. Gray (10)
10.7	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (11)
10.8	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (12)
10.9	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (13)
10.10	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (14)
10.11	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (15)
10.12	Berkshire Bank 2015 Executive Short Term Incentive Plan

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on November 4, 2014.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 22, 2015
(3)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 18, 2012.
(5)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(10)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(11)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(12)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 16, 2012.
(13)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(14)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(15)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: February 29, 2016	By:	/s/ Michael P. Daly
Michael P. Daly
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President & Chief Executive Officer	February 29, 2016
Michael P. Daly	(principal executive officer)

/s/ Josephine Iannelli	Senior Executive Vice President, Chief Financial Officer	February 29, 2016
Josephine Iannelli	(principal financial and accounting officer)

/s/ William J. Ryan	Non-Executive Chairman	February 29, 2016
William J. Ryan

/s/ Paul T. Bossidy	Director	February 29, 2016
Paul T. Bossidy

/s/ Thomas R. Burton	Director	February 29, 2016
Thomas R. Burton

/s/ Robert M. Curley	Director	February 29, 2016
Robert M. Curley

/s/ John B. Davies	Director	February 29, 2016
John B. Davies

/s/ Rodney C. Dimock	Director	February 29, 2016
Rodney C. Dimock

/s/ J. Williar Dunlaevy	Director	February 29, 2016
J. Williar Dunlaevy

/s/ Susan M. Hill	Director	February 29, 2016
Susan M. Hill

/s/ Cornelius D. Mahoney	Director	February 29, 2016
Cornelius D. Mahoney

/s/ Laurie Norton Moffatt	Director	February 29, 2016
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	February 29, 2016
Richard J. Murphy

/s/ Barton D. Raser	Director	February 29, 2016
Barton D. Raser

/s/ Richard D. Suski	Director	February 29, 2016
Richard D. Suski

/s/ D. Jeffrey Templeton	Director	February 29, 2016
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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/s/ Michael P. Daly	/s/ Josephine Iannelli
Michael P. Daly	Josephine Iannelli
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
February 29, 2016	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2016

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2015	2014
Assets
Cash and due from banks	$72,918	$54,179
Short-term investments	30,644	17,575
Total cash and cash equivalents	103,562	71,754

Trading security	14,189	14,909
Securities available for sale, at fair value	1,154,457	1,091,818
Securities held to maturity (fair values of $136,904 in 2015 and $44,997 in 2014)	131,652	43,347
Federal Home Loan Bank stock and other restricted securities	71,018	55,720
Total securities	1,371,316	1,205,794

Loans held for sale, at fair value	13,191	19,493

Residential mortgages	1,815,035	1,496,204
Commercial real estate	2,059,767	1,611,567
Commercial and industrial loans	1,048,263	804,366
Consumer loans	802,171	768,463
Total loans	5,725,236	4,680,600
Less: Allowance for loan losses	(39,308)	(35,662)
Net loans	5,685,928	4,644,938

Premises and equipment, net	88,072	87,279
Other real estate owned	1,725	2,049
Goodwill	323,943	264,742
Other intangible assets	10,664	11,528
Cash surrender value of bank-owned life insurance	125,233	104,588
Deferred tax assets, net	42,526	28,776
Other assets	65,755	61,090
Total assets	$7,831,915	$6,502,031

Liabilities
Demand deposits	$1,081,860	$869,302
NOW deposits	510,807	426,108
Money market deposits	1,408,107	1,407,179
Savings deposits	601,761	496,344
Time deposits	1,986,600	1,455,746
Total deposits	5,589,135	4,654,679
Short-term debt	1,071,200	900,900
Long-term Federal Home Loan Bank advances	103,135	61,676
Subordinated notes	89,812	89,747
Total borrowings	1,264,147	1,052,323
Other liabilities	91,444	85,742
Total liabilities	6,944,726	5,792,744

Commitments and contingencies (See note 17)
(continued)

Stockholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized, 32,321,962 shares issued, and 30,973,986 shares outstanding in 2015; 50,000,000 shares authorized, 26,525,466 shares issued, and 25,182,566 shares outstanding in 2014)	322	265
Additional paid-in capital	742,619	585,289
Unearned compensation	(6,997)	(6,147)
Retained earnings	183,885	156,446
Accumulated other comprehensive (loss) income	(3,305)	6,579
Treasury stock, at cost (1,179,045 shares in 2015 and 1,342,900 shares in 2014)	(29,335)	(33,145)
Total stockholders’ equity	887,189	709,287
Total liabilities and stockholders’ equity	$7,831,915	$6,502,031
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Interest and dividend income
Loans	$211,347	$174,467	$186,115
Securities and other	35,683	32,575	17,626
Total interest and dividend income	247,030	207,042	203,741
Interest expense
Deposits	22,948	19,185	20,859
Borrowings and subordinated notes	10,233	9,166	14,130
Total interest expense	33,181	28,351	34,989
Net interest income	213,849	178,691	168,752
Non-interest income
Loan related income	8,310	6,328	8,247
Mortgage banking income	4,133	2,561	5,235
Deposit related fees	25,084	24,635	18,340
Insurance commissions and fees	10,251	10,364	10,020
Wealth management fees	9,702	9,546	8,683
Total fee income	57,480	53,434	50,525
Other	(5,302)	2,646	2,949
Gain on securities, net	2,110	482	4,758
Loss on termination of hedges	—	(8,792)	—
Total non-interest income	54,288	47,770	58,232
Total net revenue	268,137	226,461	226,984
Provision for loan losses	16,726	14,968	11,378
Non-interest expense
Compensation and benefits	97,370	81,768	71,134
Occupancy and equipment	28,486	26,905	22,540
Technology and communications	16,881	14,764	12,944
Marketing and promotion	3,306	2,572	2,596
Professional services	5,172	4,211	6,569
FDIC premiums and assessments	4,649	4,284	3,473
Other real estate owned and foreclosures	833	801	700
Amortization of intangible assets	3,563	4,812	5,268
Merger, restructuring and conversion related expenses	17,611	8,491	14,848
Other	18,958	17,378	17,287
Total non-interest expense	196,829	165,986	157,359
Income from continuing operations before income taxes	54,582	45,507	58,247
Income tax expense	5,064	11,763	17,104
Net income	$49,518	$33,744	$41,143

Basic earnings per share	$1.74	$1.36	$1.66

Diluted earnings per share	$1.73	$1.36	$1.65

Weighted average common shares outstanding:
Basic	28,393	24,730	24,802
Diluted	28,564	24,854	24,965
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013

Net income	$49,518	$33,744	$41,143
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	(9,677)	25,287	(20,012)
Changes in unrealized gains and losses on derivative hedges	(5,232)	(1,010)	8,666
Changes in unrealized gains and losses on terminated swaps	—	3,237	942
Changes in unrealized gains and losses on pension	(1,177)	(2,308)	1,282
Total other comprehensive (loss) income, before tax	(16,086)	25,206	(9,122)
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	3,640	(9,595)	7,524
Changes in unrealized gains and losses on derivative hedges	2,094	407	(3,474)
Changes in unrealized gains and losses on terminated swaps	—	(1,312)	(489)
Changes in unrealized gains and losses on pension	468	930	(517)
Total income tax benefit (expense) related to other comprehensive income (loss)	6,202	(9,570)	3,044
Total other comprehensive (loss) income	(9,884)	15,636	(6,078)
Total comprehensive income	$39,634	$49,380	$35,065
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Shares	Amount	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total

Balance at January 1, 2013	25,148	$265	$585,360	$(3,035)	$122,014	$(2,979)	$(34,360)	$667,265

Comprehensive income:
Net income	—	—	—	—	41,143	—	—	41,143
Other net comprehensive loss	—	—	—	—	—	(6,078)	—	(6,078)
Total comprehensive income								35,065
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,118)	—	—	(18,118)
Treasury stock purchased	(480)						(12,249)	(12,249)
Forfeited shares	(58)	—	224	1,330	—	—	(1,554)	—
Exercise of stock options	237	—	—	—	(3,081)	—	6,126	3,045
Restricted stock grants	243	—	(634)	(5,958)	—	—	6,592	—
Stock-based compensation	—	—	860	2,100	—	—	—	2,960
Net tax benefit related to stock-based compensation	—	—	1,451	—	—	—	—	1,451
Other, net	(54)	—	(14)	—	—	—	(1,343)	(1,357)
Balance at December 31, 2013	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	33,744	—	—	33,744
Other net comprehensive income	—	—	—	—	—	15,636	—	15,636
Total comprehensive income								49,380
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,075)	—	—	(18,075)
Treasury stock purchased	(100)	—	—	—	—	—	(2,468)	(2,468)
Forfeited shares	(9)	—	(3)	221	—	—	(218)	—
Exercise of stock options	90	—	—	—	(1,181)	—	2,245	1,064
Restricted stock grants	187	—	(19)	(4,604)	—	—	4,623	—
Stock-based compensation	—	—	41	3,799	—	—	—	3,840
Net tax benefit related to stock-based compensation	—	—	(1,971)	—	—	—	—	(1,971)
Other, net	(21)	—	(6)	—	—	—	(539)	(545)

Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	49,518	—	—	49,518
Other net comprehensive loss	—	—	—	—	—	(9,884)	—	(9,884)
Total comprehensive income								39,634
Stock issued through acquisition of Hampden Bancorp, Inc.	4,186	42	114,562	—	—	—	—	114,604
Stock issued through acquisition of Firestone Financial	1,442	15	42,092	—	—	—	—	42,107
Cash dividends declared ($0.76 per share)	—	—	—	—	(21,903)	—	—	(21,903)
Treasury stock purchased	(18)	—	—	—	—	—	(550)	(550)
Forfeited shares	(20)	—	47	509	—	—	(556)	—
Exercise of stock options	16	—	—	—	(176)	—	415	239
Restricted stock grants	226	—	440	(6,029)	—	—	5,589	—
Stock-based compensation	—	—	—	4,670	—	—	—	4,670
Net tax benefit related to stock-based compensation	—	—	167	—	—	—	—	167
Other, net	(41)	—	22	—	—	—	(1,088)	(1,066)
Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013

Cash flows from operating activities:
Net income	$49,518	$33,744	$41,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,726	14,968	11,378
Net amortization of securities	3,010	2,447	1,635
Unamortized net loan costs and premiums	(961)	(2,237)	(8,350)
Premises and equipment depreciation and amortization expense	8,594	8,292	7,120
Stock-based compensation expense	4,686	3,839	2,960
Accretion of purchase accounting entries, net	(10,074)	(6,938)	(20,313)
Amortization of other intangibles	3,563	4,812	5,268
Write down of other real estate owned	480	196	135
Excess tax loss from stock-based payment arrangements	(167)	(102)	(1,451)
Income from cash surrender value of bank-owned life insurance policies	(3,356)	(3,058)	(3,518)
Gain on sales of securities, net	(2,110)	(482)	(4,758)
Net (increase) decrease in loans held for sale	(3,212)	(3,653)	69,528
Loss on disposition of assets	3,514	662	4,232
Loss (gain) on sale of real estate	191	231	(2)
Loss on termination of hedges	—	3,237	—
Amortization of tax credits	11,428	1,668	—
Net change in other	4,458	(1,803)	22,404
Net cash provided by operating activities	86,288	55,823	127,411

Cash flows from investing activities:
Net decrease in trading security	570	541	512
Proceeds from sales of securities available for sale	41,169	143,488	19,386
Proceeds from maturities, calls and prepayments of securities available for sale	184,753	131,202	113,749
Purchases of securities available for sale	(285,637)	(575,504)	(443,906)
Proceeds from maturities, calls and prepayments of securities held to maturity	8,534	4,800	8,991
Purchases of securities held to maturity	(62,274)	(3,227)	(2,888)
Net change in loans	(388,091)	(481,846)	(181,039)
Acquisitions, net of cash paid	74,324	423,416	—
Net cash used for branch sale	(11,715)	—	—
Proceeds from surrender of bank-owned life insurance	554	—	186
Purchase of bank-owned life insurance	—	—	(10,000)
Proceeds from sale of Federal Home Loan Bank stock	2,357	5,340	2,434
Purchase of Federal Home Loan Bank stock	(10,706)	(10,778)	(12,932)
Proceeds of premises and equipment	2,261	2,315	—
Purchase of premises and equipment, net	(7,340)	(8,451)	(13,103)
Net investment in limited partnership tax credits	(5,105)	(5,384)	—
Proceeds from sale of other real estate	1,854	4,784	3,416
Net cash used in investing activities	(454,492)	(369,304)	(515,194)
 (continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2015	2014	2013

Cash flows from financing activities:
Net increase (decrease) in deposits	$475,823	$340,856	$(225,070)
Proceeds from Federal Home Loan Bank advances and other borrowings	8,566,300	5,432,069	1,488,182
Repayments of Federal Home Loan Bank advances and other borrowings	(8,620,064)	(5,443,853)	(872,163)
Purchase of treasury stock	(550)	(2,467)	(12,249)
Exercise of stock options	239	1,064	3,045
Excess tax loss from stock-based payment arrangements	167	102	1,451
Common stock cash dividends paid	(21,903)	(18,075)	(18,118)
Net cash provided by financing activities	400,012	309,696	365,078

Net change in cash and cash equivalents	31,808	(3,785)	(22,705)

Cash and cash equivalents at beginning of year	71,754	75,539	98,244

Cash and cash equivalents at end of year	$103,562	$71,754	$75,539

Supplemental cash flow information:
Interest paid on deposits	$22,130	$18,439	$20,967
Interest paid on borrowed funds	9,974	9,988	14,056
Income taxes (refunded) paid, net	429	746	(3,729)

Acquisition of non-cash assets and liabilities:
Assets acquired	948,796	18,064	—
Liabilities assumed	(762,261)	(441,550)	(1,672)

Other non-cash changes:
Other net comprehensive income (loss)	(9,884)	15,636	(6,078)
Real estate owned acquired in settlement of loans	2,085	4,500	4,378
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014, and 2013

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

Trading Security
The Company accounts for a tax advantaged economic development bond originated in 2008 at fair value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 320. The bond has been designated as a trading account security and is recorded at fair value, with changes in unrealized gains and losses recorded through earnings each period as part of non-interest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans that were previously held for investment that the Company has an active plan to sell are transferred to loans held for sale at the lower of cost or market (fair value). The market price is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Gains are recorded in noninterest income at sale to the extent that the sale price of the loan exceeds carrying value. Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan losses. Further changes in the fair value of the loan are recognized in noninterest income or expense, accordingly.

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

For loans that meet the criteria stipulated in ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the Company recognizes the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Going forward, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably expected. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference. For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected. Interest income is also net of recoveries recorded on acquired impaired loans.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income based on the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450, “Contingencies” by collectively evaluating these loans for an allowance for loan loss.

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

Allowance for Loan Losses
The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses includes allowance allocations calculated in accordance with ASC 310, “Receivables,” and allowance allocations calculated in accordance with ASC 450, “Contingencies.” The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical and industry portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are based on an estimate of historical average annual percentage rate of loan loss for each loan segment, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

Qualitative risk factors impacting the inherent risk of loss within the portfolio include the following:

•	National and local economic conditions, regulatory/legislative changes, or other competitive factors affecting the collectability of the portfolio

•	Trends in underwriting characteristics, composition of the portfolio, and/or asset quality

•	Changes in underwriting standards and/or collection, charge off, recovery, and account management practice

•	The existence and effect of any concentrations of credit

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Premises and Equipment
Land is carried at cost. Buildings, improvements, and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.

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

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions.  Income tax positions and recorded tax benefits are based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties has also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Wealth Management
Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company. Fees earned from wealth management activities are amortized over the period of the service performed.

Derivative Instruments and Hedging Activities
The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company’s intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability or a hedging instrument subject to the hedge accounting provisions of ASC 815, “Derivatives and Hedging.”

Interest rate swaps designated as economic hedges are recorded at fair value within other assets or liabilities. Changes in the fair value of these derivatives are recorded directly through earnings.

For interest rate swaps that management intends to apply the hedge accounting provisions of ASC 815, the Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter, to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

The Company has characterized its interest rate swaps that qualify under ASC 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets or liabilities within the Company’s balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Segments
In prior periods, the Company reported two subsidiary operating segments -- banking and insurance. Due to continued growth solely in the banking segment, including two acquisitions in the current year, management determined as of the fiscal year-end 2015 the Company operates as one consolidated reportable segment. The chief operating decision-maker evaluates consolidated results and makes decisions for resource allocation on this same data. Management periodically reviews and redefines its segment reporting as internal reporting practices evolve and components of the business change. The consolidated financial statements reflect the financial results of the Company's one reportable operating segment.

Out of Period Adjustments
In the first quarter of 2014, the Company recorded a correction of an error to adjust ($1.4) million in prior period interest income earned on loans acquired in bank acquisitions -- all of which relates to prior periods. After evaluating the quantitative and qualitative aspects of these adjustments, the Company concluded that its prior period financial statements were not materially misstated, and therefore, no restatement was required. There were no out of period adjustments in 2015.

Recently Adopted Accounting Principles
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

In June 2014, the FASB issued ASU No. 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. As of December 31, 2015, the Company did not have any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase transactions, and therefore the adoption of this pronouncement did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14 related to classification of certain government-guaranteed mortgage loans upon foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government- guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015, which did not have a material effect on our consolidated financial statements

Future Application of Accounting Pronouncements
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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for reporting periods beginning after December 15, 2015. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer’s accounting for service contracts. ASU No. 2015-05 is effective for fiscal years beginning after December 15, 2015. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk, The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

NOTE 2.                                              ACQUISITIONS

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

On the acquisition date, Hampden had 5.167 million outstanding common shares, net of 209 thousand shares held by Berkshire Bank. Hampden shareholders received 4.186 million the Company's common shares based on an exchange ratio of 0.81 shares of the Company's common stock for each Hampden share. The 4.355 million shares of the Company's common stock issued in this exchange were valued at $27.38 per share based on the closing price posted on April 17, 2015. Excluding the 169 thousand shares issued to Berkshire Bank, this resulted in a consideration value of $114.6 million. The preliminary consideration value was reduced by $130 thousand, resulting in a final consideration value of $114.5 million. The reduction in preliminary consideration value was due to six thousand shares of Hampden common shares held by the Hampden’s stock compensation plan and not released to common stock holders. These shares were subsequently converted to five thousand Berkshire common shares based on an exchange ratio of 0.81 shares of Berkshire common stock for each Hampden share and recorded in the Company’s treasury stock. The Hampden shares held by Berkshire Bank were valued at $4.6 million, and the value in excess of the carrying value was recorded as a $2.2 million gain on securities, net in the statement of income.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Hampden and the associated provisional fair value adjustments. As provided for under GAAP, management has a measurement period of up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Once management has finalized the fair values within the measurement period, management considers such values to be the day one fair values. The table summarizes the estimates of the resultant fair values of those assets and liabilities as recorded by the Company; no material adjustments were made since the provisional estimates were recorded at June 30, 2015.

		Fair Value		As Recorded by
(in thousands)	As Acquired	Adjustments		the Company
Consideration paid:
Berkshire Hills Bancorp common stock issued to Hampden common stockholders				$114,470
Fair value of Hampden shares previously owned by the Company prior to acquisition				4,632
Total consideration paid				119,102
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$83,134	$—		$83,134
Investment securities	72,439	(224)	(a)	72,215
Loans	501,870	(8,405)	(b)	493,465
Premises and equipment	4,449	775	(c)	5,224
Core deposit intangibles	—	2,780	(d)	2,780
Deferred tax assets, net	3,875	2,723	(e)	6,598
Other assets	22,919	856	(f)	23,775
Deposits	(482,130)	(1,439)	(g)	(483,569)
Borrowings	(117,135)	(1,396)	(h)	(118,531)
Other liabilities	(8,395)	(107)	(i)	(8,502)
Total identifiable net assets	$81,026	$(4,437)		$76,589

Goodwill				$42,513

________________________________
Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of securities to their estimated fair value based on estimates at the date of acquisition.

(b)
The adjustment represents the write down of the book value of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a carrying amount of $28.5 million and had a fair value of $16.7 million. Non-impaired loans not accounted for under ASC 310-20 had a book value of $473.4 million and have a fair value of $477.1 million. ASC 310-30 loans have a $4.0 million fair value adjustment that is accretable in earnings over an estimated five-year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-20 loans have a $0.4 million fair value adjustment premium that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

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

(h)	Adjusts borrowings to their estimated fair value, which is calculated based on the expected future cash flow of the borrowings.

(i)
Adjusts the book value of other liabilities to their estimated fair value at the acquisition date. The adjustment consists of a $0.4 million write-off of deferred revenue, a $0.3 million increase to post-retirement liabilities due to change-in-control provisions, and a $0.2 million increase related to non-level leases.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, the Company estimated fair value by analyzing the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans acquired, as the loans were initially recorded at fair value. Information about the Hampden acquired loan portfolio subject to ASC 310-30 as of April 17, 2015 is as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$28,505
Contractual cash flows not expected to be collected (nonaccretable discount)	(7,884)
Expected cash flows at acquisition	20,621
Interest component of expected cash flows (accretable premium)	(3,950)
Fair value of acquired loans	$16,671

The goodwill, which is not amortized for book purposes, was assigned to our banking reporting unit and is not deductible for tax purposes. The fair value of savings and transaction deposit accounts acquired in the Hampden acquisition was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

The Company’s consolidated results of operations include the operating results of Hampden beginning April 17, 2015, the date of acquisition, through the end of the reporting period. Direct acquisition and integration costs of the Hampden acquisition were expensed as incurred, and totaled $11.1 million during the year ended December 31, 2015 and there were $1.5 million for the same period of 2014. For whole-bank acquisitions, the Company has determined it is impractical to report the amounts of revenue and earnings of each entity since acquisition date -- including Hampden. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of these operations are included in the Consolidated Statement of Income.

Firestone Financial Corp.
On August 7, 2015, the Company acquired all of the outstanding common shares of Firestone Financial Corp. (“Firestone”). Firestone is located in Needham, Massachusetts and is engaged in providing equipment financing for amusement, vending, laundry, and fitness industries nationwide. Firestone continues to operate as a wholly-owned subsidiary of Berkshire Bank. This business combination broadens the Company's product mix and revenue streams. The goodwill recognized results from the expected earnings accretion from the acquisition of this niche lender.

Based on the merger agreement, Firestone shareholders received 1.442 million shares of the Company's common stock and $13.9 million in cash. The 1.442 million shares of the Company's common stock issued for this transaction was valued at $29.20 per share based on the closing price posted on August 6, 2015, resulting in a stock consideration value of $42.1 million. Additionally, the Company extinguished Firestone’s $11.8 million commercial loan from Berkshire Bank, resulting in a $67.3 million total consideration paid for the acquisition of Firestone.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Firestone and the associated provisional fair value adjustments. As provided for under GAAP, management has a measurement period of up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The table summarizes the estimates of the resultant fair values of those assets and liabilities as recorded by the Company; no material adjustments were made since the provisional estimates were recorded at September 30, 2015. Consideration paid, and fair values of Firestone’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

		Fair Value		As Recorded by
(in thousands)	As Acquired	Adjustments		the Company
Consideration Paid:
Berkshire Hills Bancorp common stock issued to Firestone common stockholders				$42,107
Cash paid to Firestone common stockholders				13,887
Total merger consideration (1)				$55,994
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash	$4,577	$—		$4,577
Loans	194,622	(2,668)	(a)	191,954
Premises and equipment	1,356	(835)	(b)	521
Deferred tax assets, net	162	2,850	(c)	3,012
Other assets	1,863	(1,002)	(d)	861
Borrowings (1)	(159,312)	—		(159,312)
Other liabilities	(3,198)	76	(e)	(3,122)
Total identifiable net assets	$40,070	$(1,579)		$38,491

Goodwill				$17,503
(1) Amounts exclude $11.8 million of Firestone's commercial loan with the Company, which was effectively settled upon acquisition. Amounts also include a $0.5 million in-transit cash payment to Firestone common stockholders.
________________________________
Explanation of Certain Fair Value Adjustments

(a)
The adjustment represents a write-down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a book value of $5.4 million and had a fair value $1.5 million. Non-impaired loans accounted for under ASC 310-20 had a book value of $192.7 million and had a fair value of $190.4 million. ASC 310-30 loans included a $0.8 million fair value adjustment that is accretable in earnings over an estimated three year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-20 loans have a $2.3 million fair value adjustment discount that is amortized into earnings over the remaining term of the loans using the effective interest method.

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

Information about the Firestone acquired loan portfolio subject to ASC 310-30 as of August 6, 2015 is, as follows (in thousands):

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

The Company’s consolidated results of operations include the operating results of Firestone beginning August 7, 2015, the date of acquisition, through the end of the reporting period. For the year ended December 31, 2015, Firestone contributed $8.0 million of net interest income and $2.4 million of net income to the Company’s operating results. Direct acquisition and integration costs of the Firestone acquisition were expensed as incurred, and totaled $1.8 million during the year ended December 31, 2015 and there were none for the same period of 2014.

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

The unaudited pro forma information, for the years ended December 31, 2015 and 2014, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit intangible; and (c) an estimated tax rate of 40.3 percent. Direct acquisition expenses incurred by Berkshire during 2015 as noted above, and $7.7 million and $1.5 million recorded by Hampden and Firestone, respectively, are reversed for the purposes of this unaudited pro forma information. Also excluded during 2015, was a $2.2 million gain on Hampden stock that was held by the Company at the time of acquisition. Furthermore, except for revenue-enhancing and cost savings reflected in the Company’s consolidated results of operations after acquisitions dates, revenue enhancing, operating cost savings, and other business synergies expected as a result of the acquisitions are not reflected in the unaudited pro forma information.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Years ended December 31,
	2015	2014
Net interest income	$230,050	$217,409
Non-interest income	53,738	51,743
Net income	57,768	44,052
Pro forma earnings per share:
Basic	$1.90	$1.45
Diluted	$1.89	$1.45

NOTE 3.                                              CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of three months or less. Short-term investments included $16.1 million and $9.9 million pledged as collateral support for derivative financial contracts at year-end 2015 and 2014, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $6.4 million and $2.9 million at year-end 2015 and 2014, respectively.

NOTE 4.                                              TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $12.0 million and $12.6 million and a fair value of $14.2 million and $14.9 million at year-end 2015 and 2014, respectively. Unrealized (losses) gains recorded through income on this security totaled ($0.2) million, $0.6 million, and ($1.5) million for 2015, 2014, and 2013, respectively. As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                                              SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,922	$4,763	$(124)	$104,561
Government guaranteed residential mortgage-backed securities	69,866	388	(396)	69,858
Government-sponsored residential mortgage-backed securities	891,041	5,111	(6,145)	890,007
Corporate bonds	42,849	—	(1,827)	41,022
Trust preferred securities	11,719	182	—	11,901
Other bonds and obligations	3,175	—	(34)	3,141
Total debt securities	1,118,572	10,444	(8,526)	1,120,490
Marketable equity securities	30,522	5,331	(1,886)	33,967
Total securities available for sale	1,149,094	15,775	(10,412)	1,154,457
Securities held to maturity
Municipal bonds and obligations	94,642	3,359	(34)	97,967
Government-sponsored residential mortgage-backed securities	68	3	—	71
Tax advantaged economic development bonds	36,613	1,924	—	38,537
Other bonds and obligations	329	—	—	329
Total securities held to maturity	131,652	5,286	(34)	136,904

Total	$1,280,746	$21,061	$(10,446)	$1,291,361

December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$127,014	$6,859	$(174)	$133,699
Government guaranteed residential mortgage-backed securities	68,972	702	(206)	69,468
Government-sponsored residential mortgage-backed securities	755,893	7,421	(3,130)	760,184
Corporate bonds	55,134	120	(1,103)	54,151
Trust preferred securities	16,607	820	(1,212)	16,215
Other bonds and obligations	3,211	—	(52)	3,159
Total debt securities	1,026,831	15,922	(5,877)	1,036,876
Marketable equity securities	48,993	7,322	(1,373)	54,942
Total securities available for sale	1,075,824	23,244	(7,250)	1,091,818
Securities held to maturity
Municipal bonds and obligations	4,997	—	—	4,997
Government-sponsored residential mortgage-backed securities	70	4	—	74
Tax advantaged economic development bonds	37,948	1,680	(34)	39,594
Other bonds and obligations	332	—	—	332
Total securities held to maturity	43,347	1,684	(34)	44,997

Total	$1,119,171	$24,928	$(7,284)	$1,136,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2015 and 2014, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $5.3 million and $16.0 million, respectively. At year-end 2015, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive income was $954 thousand. There were no unrealized gains on HTM securities in accumulated other comprehensive income in 2014. The year-end 2015 and 2014 related income tax benefit of $2.4 million and $6.1 million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of available for sale (AFS) and held to maturity (HTM) securities, segregated by contractual maturity at year-end 2015 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$—	$—	$3,540	$3,560
Over 1 year to 5 years	3,455	3,439	17,595	18,613
Over 5 years to 10 years	28,743	28,970	13,078	13,433
Over 10 years	125,467	128,216	97,371	101,227
Total bonds and obligations	157,665	160,625	131,584	136,833

Marketable equity securities	30,522	33,967	—	—
Residential mortgage-backed securities	960,907	959,865	68	71

Total	$1,149,094	$1,154,457	$131,652	$136,904

At year-end 2015 and 2014, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities pledged to swap counterparties	$27,687	$27,626	$25,875	$26,083
Securities pledged for municipal deposits	134,865	135,755	41,281	42,098

Total	$162,552	$163,381	$67,156	$68,181

Proceeds from the sale of AFS securities in 2015, 2014, and 2013 were $41.2 million, $143.5 million, and $19.4 million, respectively. The components of net realized gains and losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2015	2014	2013

Gross realized gains	$4,567	$2,601	$4,758
Gross realized losses	(2,457)	(2,119)	—

Net realized gain/(losses)	$2,110	$482	$4,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$9	$1,587	$115	$3,400	$124	$4,987
Government guaranteed residential mortgage-backed securities	164	23,460	232	19,262	396	42,722
Government-sponsored residential mortgage-backed securities	3,100	315,990	3,045	153,248	6,145	469,238
Corporate bonds	30	6,934	1,796	21,587	1,826	28,521
Trust preferred securities	1	1,269	—	—	1	1,269
Other bonds and obligations	—	108	34	3,032	34	3,140
Total debt securities	3,304	349,348	5,222	200,529	8,526	549,877
Marketable equity securities	534	2,908	1,352	5,729	1,886	8,637
Total securities available for sale	$3,838	$352,256	$6,574	$206,258	$10,412	$558,514

Securities held to maturity
Municipal bonds and obligations	—	—	34	2,143	34	2,143
Total securities held to maturity	—	—	34	2,143	34	2,143

Total	$3,838	$352,256	$6,608	$208,401	$10,446	$560,657

December 31, 2014
Securities available for sale
Debt securities:
Municipal bonds and obligations	$8	$1,001	$166	$7,206	$174	$8,207
Government guaranteed residential mortgage-backed securities	46	7,122	160	16,727	206	23,849
Government-sponsored residential mortgage-backed securities	236	30,672	2,894	167,473	3,130	198,145
Corporate bonds	1,103	39,571	—	—	1,103	39,571
Trust preferred securities	65	935	1,147	2,408	1,212	3,343
Other bonds and obligations	—	—	52	3,035	52	3,035
Total debt securities	1,458	79,301	4,419	196,849	5,877	276,150
Marketable equity securities	1,039	9,902	334	4,755	1,373	14,657
Total securities available for sale	$2,497	$89,203	$4,753	$201,604	$7,250	$290,807

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	7,972	34	7,972
Total securities held to maturity	—	—	34	7,972	34	7,972

Total	$2,497	$89,203	$4,787	$209,576	$7,284	$298,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2015, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at year-end 2015:

AFS municipal bonds and obligations
At year-end 2015, 6 of the 121 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. The bonds are investment grade rated, and there were no material underlying credit downgrades during 2015. All securities are performing.

AFS residential mortgage-backed securities
At year-end 2015, 117 out of a total of 256 securities in the Company’s portfolio of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2015. All securities are performing.

AFS corporate bonds
At year-end 2015, 4 out of 7 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 6.0% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At year-end 2015, $1.6 million of the total unrealized losses were attributable to a $17.6 million investment. The Company evaluated these securities, with a Level 2 fair value of $16.0 million, for potential other-than-temporary impairment (“OTTI”) at December 31, 2015 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities
At year-end 2015, 1 out of the 3 securities in the Company’s portfolio of AFS trust preferred securities was in an unrealized loss position. Aggregate unrealized losses represented 0.2% of the amortized cost of the security in an unrealized loss position. The
Company’s evaluation of the present value of expected cash flows on this security supports its conclusions about the recoverability of the securities’ amortized cost basis. This security is investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

AFS other bonds and obligations
At year-end 2015, 6 of the 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.1% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2015. All securities are performing.

HTM Municipal bonds and obligations
At year-end 2015, 3 of the 100 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities

In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability to more likely than not hold an equity security to recovery. The Company additionally considers other various factors including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings. At year-end 2015, 9 out of a total of 24 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 17.5% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2015. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

	2015			2014
(In thousands)	Business Activities	Acquired Loans	Total	Business Activities	Acquired Loans	Total

Residential mortgages:
1-4 family	$1,454,233	$332,747	$1,786,980	$1,199,408	$268,734	$1,468,142
Construction	26,704	1,351	28,055	27,044	1,018	28,062
Total residential mortgages	1,480,937	334,098	1,815,035	1,226,452	269,752	1,496,204
Commercial real estate:
Construction	210,196	43,474	253,670	169,189	4,201	173,390
Single and multi-family	214,823	36,783	251,606	140,050	53,168	193,218
Commercial real estate	1,209,008	345,483	1,554,491	1,030,837	214,122	1,244,959
Total commercial real estate	1,634,027	425,740	2,059,767	1,340,076	271,491	1,611,567

Commercial and industrial loans:
Asset based lending	331,253	—	331,253	341,246	—	341,246
Other commercial and industrial loans	495,979	221,031	717,010	411,945	51,175	463,120
Total commercial and industrial loans	827,232	221,031	1,048,263	753,191	51,175	804,366

Total commercial loans	2,461,259	646,771	3,108,030	2,093,267	322,666	2,415,933
Consumer loans:
Home equity	307,159	53,446	360,605	252,681	65,951	318,632
Auto and other	311,328	130,238	441,566	346,480	103,351	449,831
Total consumer loans	618,487	183,684	802,171	599,161	169,302	768,463

Total loans	$4,560,683	$1,164,553	$5,725,236	$3,918,880	$761,720	$4,680,600

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	2015	2014
Unamortized net loan origination costs	$17,448	$14,268
Unamortized net premium on purchased loans	4,694	4,604
Total unamortized net costs and premiums	$22,142	$18,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and its lending partners share proportionally in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2015 and 2014, the Company was servicing loans for participants totaling $189.0 million and $95.4 million, respectively.

In 2015, the Company purchased loans aggregating $124.4 million and sold loans aggregating $121.0 million. In 2014, the Company purchased loans aggregating $50.2 million and sold loans aggregating $290.1 million. Net gains (losses) on sales of loans were $6 million, $4 million, and ($1) million for the years 2015, 2014, and 2013, respectively. These amounts are included in Loan Related Income on the Consolidated Statement of Income.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $842.8 million, or 14.7%, and $691.3 million, or 14.8% of total loans in 2015 and 2014, respectively. There were no other concentrations of loans related to any one industry in excess of 10% of total loans at year-end 2015 or 2014.

At year-end 2015, the Company had pledged loans totaling $100 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 12 - Borrowings & Subordinated Notes.

At year-end 2015 and 2014, the Company’s commitments outstanding to related parties totaled $3.5 million and $3.3 million, respectively, and the loans outstanding against these commitments totaled $2.1 million and $2.0 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2015 and 2014, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2015 totaled $1.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $21.4 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the $21.4 million, $2.6 million are Residential Mortgages, $15.8 million are Commercial Real Estate, $2.8 million are Commercial and Industrial loans, and $249 thousand are Consumer loans.

The carrying amount of the acquired loans at December 31, 2014 totaled $762 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $13.8 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the $13.8 million, $375 thousand are Residential Mortgages, $12.3 million are Commercial Real Estate, $986 thousand are Commercial and Industrial loans, and $171 thousand are Consumer loans.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2015	2014
Balance at beginning of period	$2,541	$2,559
Acquisitions	4,777	—
Reclassification from nonaccretable difference for loans with improved cash flows	3,640	2,644
Accretion	(4,033)	(2,662)
Balance at end of period	$6,925	$2,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at December 31, 2015 and 2014:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Residential mortgages:
1-4 family	$3,537	$857	$4,304	$8,698	$1,445,535	$1,454,233	$2,006
Construction	—	—	—	—	26,704	26,704	—
Total	3,537	857	4,304	8,698	1,472,239	1,480,937	2,006
Commercial real estate:
Construction	—	—	58	58	210,138	210,196	—
Single and multi-family	65	160	70	295	214,528	214,823	—
Commercial real estate	1,523	831	3,286	5,640	1,203,368	1,209,008	—
Total	1,588	991	3,414	5,993	1,628,034	1,634,027	—
Commercial and industrial loans
Asset based lending	—	—	—	—	331,253	331,253	—
Other commercial and industrial loans	1,202	1,105	7,770	10,077	485,902	495,979	146
Total	1,202	1,105	7,770	10,077	817,155	827,232	146
Consumer loans:
Home equity	563	20	1,658	2,241	304,918	307,159	61
Auto and other	1,230	132	610	1,972	309,356	311,328	59
Total	1,793	152	2,268	4,213	614,274	618,487	120
Total	$8,120	$3,105	$17,756	$28,981	$4,531,702	$4,560,683	$2,272
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$5,580	$146	$4,053	$9,779	$1,189,629	$1,199,408	$1,527
Construction	666	410	—	1,076	25,968	27,044	—
Total	6,246	556	4,053	10,855	1,215,597	1,226,452	1,527
Commercial real estate:
Construction	—	2,000	720	2,720	166,469	169,189	—
Single and multi-family	178	156	458	792	139,258	140,050	—
Commercial real estate	692	705	9,383	10,780	1,020,057	1,030,837	621
Total	870	2,861	10,561	14,292	1,325,784	1,340,076	621
Commercial and industrial loans
Asset based lending	—	—	—	—	341,246	341,246	—
Other commercial and industrial loans	1,040	498	856	2,394	409,551	411,945	6
Total	1,040	498	856	2,394	750,797	753,191	6
Consumer loans:
Home equity	333	1,000	1,387	2,720	249,961	252,681	230
Auto and other	831	65	315	1,211	345,269	346,480	10
Total	1,164	1,065	1,702	3,931	595,230	599,161	240
Total	$9,320	$4,980	$17,172	$31,472	$3,887,408	$3,918,880	$2,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Residential mortgages:
1-4 family	$2,580	$311	$1,880	$4,771	$2,572	$332,747	$212
Construction	—	—	—	—	—	1,351	—
Total	2,580	311	1,880	4,771	2,572	334,098	212
Commercial real estate:
Construction	—	—	—	—	1,298	43,474	—
Single and multi-family	—	176	227	403	1,380	36,783	127
Commercial real estate	547	43	1,368	1,958	13,087	345,483
Total	547	219	1,595	2,361	15,765	425,740	127
Commercial and industrial loans
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,214	505	1,420	3,139	2,775	221,031	785
Total	1,214	505	1,420	3,139	2,775	221,031	785
Consumer loans:
Home equity	82	277	837	1,196	118	53,446	111
Auto and other	1,491	145	1,081	2,717	132	130,238	187
Total	1,573	422	1,918	3,913	250	183,684	298
Total	$5,914	$1,457	$6,813	$14,184	$21,362	$1,164,553	$1,422
Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2014
Residential mortgages:
1-4 family	$1,133	$638	$1,651	$3,422	$375	$268,734	$269
Construction	—	—	—	—	—	1,018	—
Total	1,133	638	1,651	3,422	375	269,752	269
Commercial real estate:
Construction	—	—	691	691	1,296	4,201	—
Single and multi-family	277	—	572	849	5,477	53,168	—
Commercial real estate	—	715	2,004	2,719	5,504	214,122	329
Total	277	715	3,267	4,259	12,277	271,491	329
Commercial and industrial loans
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	202	32	855	1,089	986	51,175	—
Total	202	32	855	1,089	986	51,175	—
Consumer loans:
Home equity	176	95	1,049	1,320	171	65,951	466
Auto and other	1,170	944	1,363	3,477	—	103,351	194
Total	1,346	1,039	2,412	4,797	171	169,302	660
Total	$2,958	$2,424	$8,185	$13,567	$13,809	$761,720	$1,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at year-end 2015 and 2014:

	12/31/2015			12/31/2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Residential mortgages:
1-4 family	$2,298	$1,668	$3,966	$2,526	$1,382	$3,908
Construction	—	—	—	—	—	—
Total	2,298	1,668	3,966	2,526	1,382	3,908
Commercial real estate:
Construction	59	—	59	720	—	720
Single and multi-family	70	100	170	458	141	599
Other commercial real estate	3,285	1,368	4,653	8,762	1,675	10,437
Total	3,414	1,468	4,882	9,940	1,816	11,756

Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—
Other commercial and industrial loans	7,624	597	8,221	850	811	1,661
Total	7,624	597	8,221	850	811	1,661
Consumer loans:
Home equity	1,597	727	2,324	1,157	583	1,740
Auto and other	551	893	1,444	305	1,169	1,474
Total	2,148	1,620	3,768	1,462	1,752	3,214

Total non-accrual loans	$15,484	$5,353	$20,837	$14,778	$5,761	$20,539

At year-end 2015, acquired credit impaired loans account for $39 thousand of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of December 31, 2015 and 2014 were as follows:

Business Activities Loans

(In thousands) 2015	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$2,812	$11,560	$7,191	$1,810	$23,373
Collectively evaluated	1,478,125	1,622,467	820,041	616,677	4,537,310
Total	$1,480,937	$1,634,027	$827,232	$618,487	$4,560,683

Business Activities Loans

(In thousands) 2014	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,238	$22,015	$743	$452	$26,448
Collectively evaluated	1,223,214	1,318,061	752,448	598,709	3,892,432
Total	$1,226,452	$1,340,076	$753,191	$599,161	$3,918,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2015	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$570	$3,749	$—	$487	$4,806
Purchased credit-impaired loans	2,572	15,765	2,775	250	21,362
Collectively evaluated	330,956	406,226	218,256	182,947	1,138,385
Total	$334,098	$425,740	$221,031	$183,684	$1,164,553

Acquired Loans

(In thousands) 2014	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$695	$4,515	$39	$199	$5,448
Purchased credit-impaired loans	375	12,237	986	171	$13,769
Collectively evaluated	268,682	254,739	50,150	168,932	$742,503
Total	$269,752	$271,491	$51,175	$169,302	$761,720

The following is a summary of impaired loans at year-end 2015 and 2014 and for the years then ended:
Business Activities Loans

	At December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$1,181	$1,181	$—
Commercial real estate - construction	2,000	2,000	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate	4,613	4,613	—
Other commercial and industrial loans	5,828	5,828	—
Consumer - home equity	702	702	—
Consumer - other	1	1	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,479	$1,632	$153
Commercial real estate - construction	—	—	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate	4,798	4,947	149
Other commercial and industrial loans	1,341	1,362	21
Consumer - home equity	903	999	96
Consumer - other	101	108	7

Total
Residential mortgages	$2,660	$2,813	$153
Commercial real estate	11,411	11,560	149
Commercial and industrial	7,169	7,190	21
Consumer	1,707	1,810	103
Total impaired loans	$22,947	$23,373	$426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	At December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$2,528	$2,528	$—
Commercial real estate - construction	16,990	16,990	—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	102	102	—
Other commercial and industrial loans	743	743	—
Consumer - home equity	87	87	—

With an allowance recorded:
Residential mortgages - 1-4 family	$555	$710	$155
Commercial real estate - construction	3,511	4,431	920
Commercial real estate - single and multifamily	490	492	2
Other commercial real estate loans	194	248	54
Other commercial and industrial loans	—	—	—
Consumer - home equity	105	117	12

Total
Residential mortgages	$3,083	$3,238	$155
Commercial real estate	21,287	22,263	976
Commercial and industrial loans	743	743	—
Consumer	192	204	12
Total impaired loans	$25,305	$26,448	$1,143

Acquired Loans

	At December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$274	$274	$—
Other commercial real estate loans	1,722	1,722	—
Consumer - home equity	117	117	—
Consumer - other	177	177	—

With an allowance recorded:
Residential mortgages - 1-4 family	266	296	$30
Commercial real estate - single and multifamily	638	655	17
Other commercial real estate loans	1,964	2,032	68
Consumer - home equity	167	192	25

Total
Residential mortgages	$540	$570	$30
Commercial real estate	4,324	4,409	85
Commercial and industrial	—	—	—
Consumer	461	486	25
Total impaired loans	$5,325	$5,465	$140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential mortgages - 1-4 family	$189	$189	$—
Other commercial real estate loans	5,206	5,206	—
Other commercial and industrial loans	39	39	—

With an allowance recorded:
Residential mortgages - 1-4 family	$458	$506	$48
Other commercial real estate loans	383	431	48
Consumer - home equity	124	199	75

Total
Residential mortgages	$647	$695	$48
Other commercial real estate loans	5,589	5,637	48
Other commercial and industrial loans	39	39	—
Consumer - home equity	124	199	75
Total impaired loans	$6,399	$6,570	$171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2015 and 2014:

Business Activities Loans

	December 31, 2015		December 31, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$1,353	$38	$3,807	$141
Commercial real estate - construction	2,245	92	18,218	704
Commercial real estate - single and multifamily	60	—	519	—
Other commercial real estate	12,487	302	9	—
Commercial and industrial	3,870	177	1,877	70
Consumer-home equity	442	13	234	3
Consumer-other	—	—	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$1,704	$72	$648	$31
Commercial mortgages - construction	—	—	2,837	84
Commercial real estate - single and multifamily	—	—	1,213	—
Other commercial real estate	3,214	132	—	—
Commercial and industrial	810	37	—	—
Consumer-home equity	83	—	207	6
Consumer - other	112	4	120	4

Total
Residential mortgages	$3,057	$110	$4,455	$172
Commercial real estate	18,006	526	22,796	788
Commercial and industrial	4,680	214	1,877	70
Consumer loans	637	17	561	13
Total impaired loans	$26,380	$867	$29,689	$1,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2015		December 31, 2014
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Residential mortgages - 1-4 family	$463	$6	$841	$8
Commercial real estate - construction	445	60	5,484	227
Commercial mortgages - single and multifamily	2,014	57	—	—
Commercial mortgages - real estate	1,721	37	—	—
Commercial business loans	—	—	356	13
Consumer - home equity	152	5	41	—
Consumer - other	59	5	—	—

With an allowance recorded:
Residential mortgages - 1-4 family	$304	$9	$241	$14
Commercial real estate - construction	—	—	108	4
Commercial real estate - single and multifamily	623	33	—	—
Other commercial real estate	1,384	96	—	—
Commercial and industrial	31	3	—	—
Consumer - home equity	195	7	51	6

Total
Residential mortgages	$767	$15	$1,082	$22
Commercial real estate	6,187	283	5,592	231
Commercial and industrial	31	3	356	13
Consumer loans	406	17	92	6
Total impaired loans	$7,391	$318	$7,122	$272

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2015, 2014, and 2013 respectively. The tables include the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2015 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the year-ended December 31, 2014 were attributable to interest rate concessions, debt consolidations, and changes to payment terms. The modifications for the year-ended December 31, 2013 were attributable to interest rate concessions, debt consolidations, and maturity date extensions.

	Modifications by Class For the twelve months ending December 31, 2015
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	123	123
Commercial - Single and multifamily	2	307	307
Commercial - Other	4	8,577	7,274
Commercial business - Other	6	9,041	8,904
Consumer - Other	1	999	999
	14	$19,047	$17,607

	Modifications by Class For the twelve months ending December 31, 2014
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	5	$600	$598
Commercial - Single and multifamily	1	623	623
Residential - Construction	1	102	102
Commercial - Other	10	9,190	9,190
	17	$10,515	$10,513

	Modifications by Class For the twelve months ending December 31, 2013
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	7	$1,152	$1,152
Commercial - Single and multifamily	1	320	320
Commercial - Other	2	2,366	2,406
Commercial and industrial - Other	10	3,882	3,450
Consumer - Auto and other	7	443	442
	27	$8,163	$7,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose the recorded investment and number of modifications for TDRs within the last year where a concession was made and the borrower subsequently defaulted in the current reporting period:

	Modifications that Subsequently Defaulted For the twelve months ending December 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	2	$169
Commercial - Single and multifamily	1	—
Commercial - Other	1	373
Commercial business - Other	4	6,579
	8	$7,121

	Modifications that Subsequently Defaulted For the twelve months ending December 31, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial- Other	2	$101

	Modifications that Subsequently Defaulted For the twelve months ending December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Residential - 1-4 Family	1	201
Commercial - Single and multifamily	5	261
Commercial - Other	7	1,961
Commercial business - Other	1	55
	14	$2,478

The following table presents the Company’s TDR activity in 2015 and 2014:

(In thousands)	2015	2014
Balance at beginning of year	$16,714	$10,822
Principal payments	(5,460)	(2,651)
TDR status change (1)	—	(52)
Other reductions (2)	(3,160)	(1,918)
Newly identified TDRs	13,954	10,513
Balance at end of year	$22,048	$16,714
________________________________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2015, 2014, and 2013 was as follows:

Business Activities Loans

(In thousands) 2015	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Charged-off loans	1,215	6,865	2,358	1,183	—	11,621
Recoveries on charged-off loans	141	164	169	285	—	759
Provision for loan losses	1,804	6,519	4,300	(74)	92	12,641
Balance at end of year	$7,566	$14,508	$7,317	$4,956	$227	$34,574
Individually evaluated for impairment	153	149	21	103	—	426
Collectively evaluated	7,413	14,359	7,296	4,853	227	34,148
Total	$7,566	$14,508	$7,317	$4,956	$227	$34,574

Business Activities Loans

(In thousands) 2014	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Charged-off loans	1,455	4,207	2,500	1,308	—	9,470
Recoveries on charged-off loans	186	9	193	285	—	673
Provision for loan losses	1,168	5,183	2,340	3,307	67	12,065
Balance at end of year	$6,836	$14,690	$5,206	$5,928	$135	$32,795
Individually evaluated for impairment	155	922	—	66	—	1,143
Collectively evaluated	6,681	13,768	5,206	5,862	135	31,652
Total	$6,836	$14,690	$5,206	$5,928	$135	$32,795

Business Activities Loans

(In thousands) 2013	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$5,928	$18,863	$5,605	$1,466	$29	$31,891
Charged-off loans	1,761	3,378	2,046	917	—	8,102
Recoveries on charged-off loans	398	540	121	270	—	1,329
Provision for loan losses	2,372	(2,320)	1,493	2,825	39	4,409
Balance at end of year	$6,937	$13,705	$5,173	$3,644	$68	$29,527
Individually evaluated for impairment	905	219	55	103	—	1,282
Collectively evaluated	6,032	13,486	5,118	3,541	68	28,245
Total	$6,937	$13,705	$5,173	$3,644	$68	$29,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2015	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$615	$790	$1,093	$369	$—	$2,867
Charged-off loans	642	681	752	992	—	3,067
Recoveries on charged-off loans	64	418	289	78	—	849
Provision for loan losses	939	1,376	700	1,070	—	4,085
Balance at end of year	$976	$1,903	$1,330	$525	$—	$4,734
Individually evaluated for impairment	30	43	—	25	—	98
Purchased credit-impaired loans	—	42	—	—	—	42
Collectively evaluated	946	1,818	1,330	500	—	4,594
Total	$976	$1,903	$1,330	$525	$—	$4,734

Acquired Loans

(In thousands) 2014	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$625	$2,339	$597	$235	$—	$3,796
Charged-off loans	1,141	1,477	510	1,255	—	4,383
Recoveries on charged-off loans	179	261	35	76	—	551
Provision for loan losses	952	(333)	971	1,313	—	2,903
Balance at end of year	$615	$790	$1,093	$369	$—	$2,867
Individually evaluated for impairment	48	48	—	75	—	171
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	567	742	1,093	294	—	2,696
Total	$615	$790	$1,093	$369	$—	$2,867

Acquired Loans

(In thousands) 2013	Residential mortgages	Commercial real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$509	$390	$96	$314	$8	$1,317
Charged-off loans	636	1,748	771	1,580	—	4,735
Recoveries on charged-off loans	1	15	84	145	—	245
Provision for loan losses	751	3,682	1,188	1,356	(8)	6,969
Balance at end of year	$625	$2,339	$597	$235	$—	$3,796
Individually evaluated for impairment	230	488	—	39	—	757
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	395	1,851	597	196	—	3,039
Total	$625	$2,339	$597	$235	$—	$3,796

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

For commercial credits, the Company assigns an internal risk rating at origination and reviews the rating annual, semiannually, or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

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

The Bank utilizes a loan risk rating system for acquired loans consistent with loans originated from business activities, as outlined in the Credit Quality Information section of this Note. The ratings system is similar to loans originated through business activities.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At year-end 2015, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.7 million using the above mentioned criteria. The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at year-end 2015 and 2014:

Business Activities Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2015	2014	2015	2014	2015	2014
Grade:
Pass	$1,449,073	$1,195,209	$26,704	$26,634	$1,475,777	$1,221,843
Special mention	857	146	—	410	857	556
Substandard	4,303	4,053	—	—	4,303	4,053
Total	$1,454,233	$1,199,408	$26,704	$27,044	$1,480,937	$1,226,452

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Grade:
Pass	$208,138	$166,295	$212,900	$137,533	$1,155,770	$959,836	$1,576,808	$1,263,664
Special mention	—	—	—	—	3,449	6,933	3,449	6,933
Substandard	2,058	2,894	1,923	2,517	49,716	63,995	53,697	69,406
Doubtful	—	—	—	—	73	73	73	73
Total	$210,196	$169,189	$214,823	$140,050	$1,209,008	$1,030,837	$1,634,027	$1,340,076

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Business Loans		Total comm. and industrial
(In thousands)	2015	2014	2015	2014	2015	2014
Grade:
Pass	$331,253	$341,246	$455,710	$404,846	$786,963	$746,092
Special mention	—	—	24,578	560	24,578	560
Substandard	—	—	15,691	6,539	15,691	6,539
Doubtful	—	—	—	—	—	—
Total	$331,253	$341,246	$495,979	$411,945	$827,232	$753,191

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2015	2014	2015	2014	2015	2014
Performing	$305,562	$251,524	$310,777	$346,175	$616,339	$597,699
Nonperforming	1,597	1,157	551	305	2,148	1,462
Total	$307,159	$252,681	$311,328	$346,480	$618,487	$599,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2015	2014	2015	2014	2015	2014
Grade:
Pass	$329,375	$266,445	$1,351	$1,018	$330,726	$267,463
Special mention	311	638	—	—	311	638
Substandard	3,061	1,651	—	—	3,061	1,651
Total	$332,747	$268,734	$1,351	$1,018	$334,098	$269,752

Commercial Mortgages
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Grade:
Pass	$42,176	$2,904	$32,796	$44,497	$324,614	$195,681	$399,586	$243,082
Special mention	—	—	655	533	352	4,868	1,007	5,401
Substandard	1,298	1,297	3,332	8,138	20,517	13,573	25,147	23,008
Total	$43,474	$4,201	$36,783	$53,168	$345,483	$214,122	$425,740	$271,491

Commercial Business Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Business Loans		Total comm. and industrial
(In thousands)	2015	2014	2015	2014	2015	2014
Grade:
Pass	$—	$—	$212,825	$45,757	$212,825	$45,757
Special mention	—	—	487	1,723	487	1,723
Substandard	—	—	7,719	3,695	7,719	3,695
Total	$—	$—	$221,031	$51,175	$221,031	$51,175

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2015	2014	2015	2014	2015	2014
Performing	$52,719	$65,368	$129,345	$102,182	$182,064	$167,550
Nonperforming	727	583	893	1,169	1,620	1,752
Total	$53,446	$65,951	$130,238	$103,351	$183,684	$169,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2015			December 31, 2014
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$15,484	$5,391	$20,875	$14,778	$6,927	$21,705
Substandard Accruing	60,549	32,560	93,109	66,995	23,839	90,834
Total Classified	76,033	37,951	113,984	81,773	30,766	112,539
Special Mention	29,036	2,259	31,295	9,113	8,800	17,913
Total Criticized	$105,069	$40,210	$145,279	$90,886	$39,566	$130,452

NOTE 8.                                              PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2015	2014	Estimated Useful Life

Land	$10,719	$10,638	N/A
Buildings and improvements	81,058	75,984	5 - 39 years
Furniture and equipment	34,950	31,893	3 - 7 years
Construction in process	1,860	1,191
Premises and equipment, gross	128,587	119,706
Accumulated depreciation and amortization	(40,515)	(32,427)

Premises and equipment, net	$88,072	$87,279

Depreciation and amortization expense for the years 2015, 2014, and 2013 amounted to $8.6 million, $8.3 million, and $7.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                                              GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company completed two acquisitions during 2015 which resulted in the capitalization of goodwill and other intangibles. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. There was one acquisition during 2014. The activity impacting goodwill in 2015 and 2014 is as follows:

(In thousands)	2015	2014
Balance, beginning of the period	$264,742	$256,871
Goodwill acquired and adjusted:
Hampden Bancorp Acquisition (1)	42,513	—
Firestone Financial (1)	17,503	—
Adjustments (2)	(814)	—
New York Branch Acquisition	—	7,871
Balance, end of the period	$323,943	$264,742
______________________________________________________________________________________________________

(1)	Goodwill related to the Hampden and Firestone acquisitions was adjusted since acquisition dates to reflect new information available during the one-year measurement period.

(2)	Goodwill was adjusted to reflect the subsequent sale of the Company's Tennessee operations, which were originally acquired from Beacon.

Year-end goodwill relates to the following reporting units:

(In thousands)	2015	2014
Banking	$300,767	$241,566
Insurance	23,176	23,176
Total	$323,943	$264,742

The Company tests goodwill impairment annually using third quarter financial data. If events or changes in circumstances indicate that impairment is possible, the Company will perform additional reviews. No impairment was recorded on goodwill for 2015 and 2014.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2015
Non-maturity deposits (core deposit intangible)	$36,833	$(28,099)	$8,734
Insurance contracts	7,558	(6,863)	695
All other intangible assets	3,894	(2,659)	1,235
Total	$48,285	$(37,621)	$10,664

December 31, 2014
Non-maturity deposits (core deposit intangible)	$34,053	$(25,656)	$8,397
Insurance contracts	7,558	(6,094)	1,464
All other intangible assets	3,894	(2,227)	1,667
Total	$45,505	$(33,977)	$11,528

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from eight to eleven years. Amortization expense related to intangibles totaled $3.6 million in 2015, $4.8 million in 2014, and $5.3 million in 2013.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2015 is as follows: 2016- $3.0 million; 2017- $2.0 million; 2018- $1.6 million; 2019- $1.3 million; 2020- $0.9 million; and thereafter- $1.8 million. For the years 2015, 2014, and 2013, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.                                       OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2015	2014

Capitalized mortgage servicing rights	$5,187	$3,757
Accrued interest receivable	20,940	17,274
Investment in tax credits	2,854	9,045
Prepaid FDIC insurance	779	746
Accrued federal and state tax receivable (1)	6,731	5,055
Derivative assets	17,507	12,443
Assets held for sale	278	1,280
Other	11,479	11,490
Total other assets	$65,755	$61,090

(1)
Accrued federal and state tax receivable as of December 31, 2015 includes $4 million of New York State refundable tax credits from an investment in a historical tax credit partnership in New York State. This balance was $0 at year-end 2014.

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Mortgage loans sold and serviced for others amounted to $807.6 million, $625.4 million, and $641.2 million at year-end 2015, 2014, and 2013, respectively.  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Contractually specified servicing fees were $1.7 million, $1.5 million, and $1.5 million for the years 2015, 2014, and 2013, respectively, and included as a component of loan related fees within non-interest income. The significant assumptions used in the valuation at year-end 2015 included a weighted average discount rate of 10.9% and pre-payment speed assumptions ranging from 7.17% to 12.06%.

Mortgage servicing rights activity was as follows:

(In thousands)	2015	2014

Balance at beginning of year	$3,757	$4,112
Additions	2,622	680
Amortization	(1,192)	(1,035)
Balance at end of year	$5,187	$3,757

NOTE 11.                                       DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2015	2014
Maturity date:
Within 1 year	$1,264,948	$858,200
Over 1 year to 2 years	446,918	404,445
Over 2 years to 3 years	100,728	112,624
Over 3 years to 4 years	46,146	45,212
Over 4 years to 5 years	123,885	27,923
Over 5 years	3,975	7,342
Total	$1,986,600	$1,455,746
Account balances:
Less than $100,000	$545,819	$515,570
$100,000 or more	1,440,781	940,176
Total	$1,986,600	$1,455,746

Included in time deposits are brokered deposits of $784.1 million and $379.6 million at December 31, 2015 and December 31, 2014, respectively. Included in money market deposits presented on the consolidated balance sheet are reciprocal brokered deposits of $101.5 million and $9.4 million at December 31, 2015 and December 31, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                       BORROWED FUNDS

Borrowed funds at December 31, 2015 and 2014 are summarized, as follows:

	2015		2014
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$1,071,200	0.43%	$890,900	0.24%
Other Borrowings	—	—	10,000	1.80
Total short-term borrowings:	1,071,200	0.43	900,900	0.23
Long-term borrowings:
Advances from the FHLBB	103,135	1.89	61,676	0.93
Subordinated notes	74,348	7.00	74,283	7.00
Junior subordinated notes	15,464	2.23	15,464	2.08
Total long-term borrowings:	192,947	3.88	151,423	4.03
Total	$1,264,147	0.96%	$1,052,323	0.79%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2014, the Company maintained a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2015 and December 31, 2014. The Company is in compliance with all debt covenants as of December 31, 2015.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2015 and December 31, 2014.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at December 31, 2015 include callable advances totaling $11 million, and amortizing advances totaling $1.2 million. The advances outstanding at December 31, 2014 include callable advances totaling $5.0 million, and amortizing advances totaling $5.1 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLBB advances at year-end 2015 is as follows:

	2015
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2016	$1,123,651	0.48%
2017	33,396	2.46
2018	1,030	2.62
2019	—	—
2020 and beyond	16,257	2.42
Total fixed rate advances	$1,174,334	0.56

Total FHLBB advances	$1,174,334	0.56%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2015.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.18% and 2.08% at December 31, 2015 and December 31, 2014, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to stockholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 13.                                       OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2015	2014
Derivative liabilities	$28,181	$18,259
Capital lease obligation	11,939	12,224
Due to broker	—	22,438
Employee benefits liability	11,692	7,793
Other	39,632	25,028
Total other liabilities	$91,444	$85,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.                                       EMPLOYEE BENEFIT PLANS

Pension Plans

The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2015, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.
Information regarding the pension plan at December 31, 2015 and 2014 is as follows:

(In thousands)	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,193	$5,666
Interest cost	268	271
Actuarial (loss)/gain	(454)	1,607
Benefits paid	(351)	(334)
Settlements	(71)	(17)
Projected benefit obligation at end of year	6,585	7,193
Accumulated benefit obligation	6,585	7,193

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,756	5,520
Actual return on plan assets	(123)	331
Contributions by employer	—	256
Benefits paid	(351)	(334)
Settlements	(71)	(17)
Fair value of plan assets at end of year	5,211	5,756

Underfunded status	$1,374	$1,437

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$1,374	$1,437

Net periodic pension cost is comprised of the following for the years ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Interest Cost	$268	$271
Expected return on plan assets	(455)	(437)
Amortization of unrecognized actuarial loss	175	—
Net periodic pension costs	$(12)	$(166)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2015 and 2014 are as follows:

(In thousands)	2015	2014
Amortization of actuarial (loss)	$(176)	$—
Actuarial loss (gain)	125	1,713
Total loss (gain) recognized in accumulated other comprehensive income	(51)	1,713
Total loss (gain) recognized in net periodic pension cost recognized and other comprehensive income	$(63)	$1,547

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $2.0 million and $2.0 million in 2015 and 2014, respectively.

The Company expects to make cash contributions of $262 thousand to the pension trust during the 2016 fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $164 thousand.

The principal actuarial assumptions used at December 31, 2015 and 2014 were as follows:

	2015	2014
Projected benefit obligation
Discount rate	4.170%	3.820%
Net periodic pension cost
Discount rate	3.820%	4.950%
Long term rate of return on plan assets	8.000%	8.000%

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

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2015:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,516	$—	$1,516
Mid-Cap	374	—	374
Small-Cap	362	—	362
International	760	—	760
Fixed Income Funds
Fixed Income - US Core	1,564	—	1,564
Intermediate Duration	522	—	522
Cash Equivalents - money market	113	62	51
Total	$5,211	$62	$5,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2014:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,847	$—	$1,847
Small-Cap	488	—	488
International	461	—	461
Equity Trusts	926	—	926
Large-Cap
Fixed Income Trusts	1,822	—	1,822
Fixed Income Mutual Funds	212	99	113
Total	$5,756	$99	$5,657

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2015 or 2014.

Estimated benefit payments under the Company’s pension plans over the next ten years at December 31, 2015 are as follows:

Year	Payments (In thousands)
2016	363
2017	364
2018	363
2019	409
2020	400
2021-2025	2,004

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

Information regarding the post-retirement plan at December 31, 2015 and 2014 is as follows:

(In thousands)	2015	2014
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$1,604	$996
Prior service cost of long-term care plan participants	1,595	558
Service Cost	34	12
Interest cost	124	48
Participant contributions	47	44
Actuarial loss/ (gain)	(284)	26
Benefits paid	(81)	(80)
Amendments	—	—
Accumulated post-retirement benefit obligation at end of year	$3,039	$1,604

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	34	36
Contributions by participant	47	44
Benefits paid	(81)	(80)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$3,039	$1,604

Net periodic post-retirement cost is comprised of the following for the year ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Service cost	$34	$12
Interest costs	124	48
Amortization of net prior service credit	83	(11)
Amortization of net actuarial loss	—	—
Net periodic post-retirement costs	$241	$49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations recognized in accumulated other comprehensive income during 2015 and 2014 are as follows:

(In thousands)	2015	2014
Amortization of actuarial loss	$—	$—
Amortization of prior service credit	(83)	11
Net actuarial (gain) loss	(257)	27
Total recognized in accumulated other comprehensive income	(340)	38
Accrued post-retirement liability recognized	$1,555	$1,347

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

(In thousands)	2015	2014
Net prior service cost (credit)	$1,742	$231
Net actuarial (gain) loss	(257)	27
Total recognized in accumulated other comprehensive income	1,485	258

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $83 thousand.

The discount rates used in the measurement of the postretirement medical and LTC plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Citigroup Above Median Double-A Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 4.15% and 3.75% as of December 31, 2015 and December 31, 2014, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 8.50% for 2016, and is gradually expected to decrease to 7.24% by 2020. This assumption may have a significant effect on the amounts reported. However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary. Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2015.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2015 are as follows:

Year	Payments (In thousands)
2016	80
2017	83
2018	98
2019	98
2020	97
2021 - 2025	544

401(k) Plan

The Company provides a 401(k) Plan in which most employees participate. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $3.6 million in 2015, $3.0 million in 2014, and $2.9 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan (“ESOP”)

As part of the acquisition of Hampden in 2015, along with another merger in 2012 and two during 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

Other Plans

The Company maintains a supplemental executive retirement plan (“SERP”) for a few select executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. Some of these SERPs were assumed in connection with the Beacon acquisition in 2012. In 2015 a SERP was acquired in connection with the Hampden Bank acquisition with accrued liability of $1.4 million at acquisition date and $1.3 million at year-end 2015.

At year-end 2015 and 2014, the accrued liability for these SERPs were $6.5 million and $4.6 million, respectively. SERP expense was $752 thousand in 2015, $583 thousand in 2014, and $453 thousand in 2013, and is recognized over the required service period.

The Company assumed split-dollar agreements with the acquisition of Hampden Bank in 2015 with an accrued liability of $860 thousand at acquisition date in April 2015 and $1.2 million as of year-end 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                       INCOME TAXES

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2015, 2014, and 2013 were, as follows:

(In thousands)	2015	2014	2013

Current:
Federal tax expense	$4,696	$294	$5,124
State tax expense	(1,631)	305	2,171
Total current expense	3,065	599	7,295
Deferred:
Federal tax expense	2,023	8,685	9,445
State tax expense	(24)	2,509	2,115
Total deferred tax expense	1,999	11,194	11,560
Decrease in valuation allowance	—	(30)	(1,751)
Total income tax expense	$5,064	$11,763	$17,104

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$19,104	35.0%	$15,928	35.0%	$20,387	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(974)	(1.8)	1,810	4.0	2,760	4.7
Tax exempt income - investments, net	(3,463)	(6.3)	(2,796)	(6.1)	(2,211)	(3.8)
Bank-owned life insurance	(1,284)	(2.4)	(1,070)	(2.4)	(631)	(1.1)
Disallowed merger costs	422	0.8	206	0.5	—	—
Non-deductible goodwill on disposal operations sale	313	0.6	—	—	—	—
Tax credits, net of basis reduction	(8,308)	(15.2)	(1,658)	(3.6)	(995)	(1.7)
Reduction in valuation allowance	—	—	—	—	(1,712)	(2.9)
Other, net	(746)	(1.4)	(657)	(1.50)	(494)	(0.9)

Effective tax rate	$5,064	9.3%	$11,763	25.9%	$17,104	29.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities and Assets

As of December 31, 2015 and 2014, significant components of the Company’s deferred tax asset and liabilities were, as follows:

(In thousands)	2015	2014

Deferred tax assets:
Allowance for loan losses	$16,303	$14,710
Tax credit carryforwards	7,295	11,238
Investments	2,892	—
Net unrealized loss on swaps, securities available for sale, and pension in OCI	2,371	—
Employee benefit plans	8,776	6,103
Purchase accounting adjustments	10,755	7,126
Net operating loss and capital loss carryforwards	3,317	4,799
Other	2,527	2,134
Deferred tax assets, net before valuation allowances	54,236	46,110
Valuation allowance	(229)	(229)
Deferred tax assets, net of valuation allowances	$54,007	$45,881

Deferred tax liabilities:
Investments	$—	$(773)
Net unrealized gain on swaps, securities available for sale, and pension in OCI	—	(3,823)
Premises and equipment	(2,577)	(4,575)
Intangible amortization	(8,904)	(7,934)
Deferred tax liabilities	$(11,481)	$(17,105)
Deferred tax assets, net	$42,526	$28,776

The Company’s net deferred tax asset increased by $13.8 million during 2015, including $6.2 million deferred tax benefit recognized as an increase in shareholder's equity, and $6.5 million and $3.0 million from the acquisitions of Hampden and Firestone resulting in a reduction in goodwill. Refer to Note 2 for more information about the acquisitions.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances

The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2015 and 2014 were, as follows:

(in thousands)	2015	2014
State tax basis difference, net of Federal tax benefit (of 35%)	(229)	(229)
Valuation allowances	$(229)	$(229)

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

The valuation allowances as of December 31, 2015 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Attributes

At December 31, 2015, the Company has $9.4 million of federal US net operating loss carryforwards, $2.1 million of New York State net operating losses, and $13.9 million of Connecticut net operating losses available that were obtained through acquisition, the utilization of which are limited under Internal Revenue Code 382. No deferred tax asset has been recorded on the Connecticut net operating loss since the state of Connecticut does not currently allow a deduction for net operating losses. These net operating losses begin to expire in 2024. The related deferred tax asset is $3.3 million. In addition, the Company has general business tax credit carryforwards of $3.2 million available that expire beginning in 2027, and alternative minimum tax credit carryforwards of $4.1 million with no expiration date. The Company anticipates utilizing these carryforwards prior to their expirations.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Unrecognized tax benefits at January 1	$553	$477	$492
Increase in gross amounts of tax positions related to prior years	—	55	321
Decrease in gross amounts of tax positions related to prior years	—	—	(150)
Decrease due to settlement with taxing authority	—	—	(186)
Increase in gross amounts of tax positions related to current year	—	93	—
Decrease due to lapse in statute of limitations	(246)	(72)	—
Unrecognized tax benefits at December 31	$307	$553	$477

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.  The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component in income tax expense. The accrual for interest and penalties was not material in all years.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. With the exception of New York state, the Company is no longer subject to examination for tax years prior to 2012 including any related income tax filings from its recent acquisitions.  The Company is currently under audit in the state of New York for tax years 2010-2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.                                       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2015, the Company held derivatives with a total notional amount of $1.4 billion. That amount included $300 million in forward starting interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges and non-hedging derivatives totaling $914.8 million and $36.0 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $914.8 million, risk participation agreements with dealer banks of $59.0 million, and $44.8 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2015.

The Company pledged collateral to derivative counterparties in the form of cash totaling $16.1 million and securities with an amortized cost of $24.6 million and a fair value of $24.6 million at year-end 2015. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2015 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2015			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	300,000	3.3	0.14%	2.29%	(8,532)
Total cash flow hedges	300,000				(8,532)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,984	13.9	0.61%	5.09%	(2,450)
Interest rate swaps on loans with commercial loan customers	457,392	6.7	2.18%	4.49%	(17,143)
Reverse interest rate swaps on loans with commercial loan customers	457,392	6.7	4.49%	2.18%	17,129
Risk participation agreements with dealer banks	59,016	15.0			(56)
Forward sale commitments	44,840	0.2			53
Total economic hedges	1,030,624				(2,467)

Non-hedging derivatives:
Interest rate lock commitments	36,043	0.2			323
Total non-hedging derivatives	36,043				323

Total	$1,366,667				$(10,676)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2014 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2014			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	300,000	4.3	—	2.29%	(3,299)
Total cash flow hedges	300,000				(3,299)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	12,554	14.9	0.52%	5.09%	(2,578)
Interest rate swaps on loans with commercial loan customers	297,158	6.0	2.23%	4.54%	(12,183)
Reverse interest rate swaps on loans with commercial loan customers	297,158	6.0	4.54%	2.23%	12,221
Risk participation agreements with dealer banks	45,842	16.6			(91)
Forward sale commitments	42,366	0.2			(510)
Total economic hedges	695,078				(3,141)

Non-hedging derivatives:
Interest rate lock commitments	39,589	0.2			625
Total non-hedging derivatives	39,589				625

Total	$1,034,667				$(5,815)

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

The Company has entered into six forward-starting interest rate swaps contracts with a combined notional value of $300 million as of year-end 2015. The six forward-starting swaps become effective in 2016 having durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Interest rate swaps on FHLBB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(5,232)	$(6,405)

Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	—

Reclassification of unrealized loss from accumulated other comprehensive loss to other non-interest expense for termination of swaps	—	8,630

Reclassification of unrealized deferred tax (benefit) from accumulated other comprehensive loss to tax expense for terminated swaps	—	(3,611)

Net tax benefit on items recognized in accumulated other comprehensive loss	2,094	2,583

Interest rate swaps on junior subordinated notes:
Unrealized (loss) recognized in accumulated other comprehensive loss	—	(1)

Reclassification of unrealized loss from accumulated other comprehensive loss to interest expense	—	204

Net tax expense on items recognized in accumulated other comprehensive loss	—	(80)
Other comprehensive income recorded in accumulated other comprehensive loss, net of reclassification adjustments and tax effects	$(3,138)	$1,320

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$—	$—

Net interest expense recognized in interest expense on junior subordinated notes	$—	$204

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the year-ended December 31, 2015 and 2014.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next 12 months, the Company anticipates the reclassification of $3.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of December 31, 2015 the Company has an interest rate swap with a $12.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(13.0) thousand at year-end 2015. The interest income and expense on these mirror image swaps exactly offset each other.

The Company has risk participation agreements with dealer banks. Risk participation agreements occur when the Company participates on a loan and a swap where another bank is the lead. The Company earns a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2015	2014

Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) gain recognized in other non-interest income	$(344)	$(1,333)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	(4,852)	(4,514)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized loss recognized in other non-interest income	4,852	4,514

Favorable change in credit valuation adjustment recognized in other non-interest income	(51)	20

Risk Participation Agreements:

Unrealized loss recognized in other non-interest income	(36)	(91)

Forward Commitments:

Unrealized gain (loss) recognized in other non-interest income	(247)	(510)
Realized (loss) gain in other non-interest income	45	(1,494)

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain recognized in other non-interest income	2,436	625
Realized gain (loss) in other non-interest income	$1,899	$3,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. The Company had net asset positions with its commercial banking counterparties totaling $17.1 million and $12.3 million as of December 31, 2015 and December 31, 2014, respectively. The Company had net liability positions with its financial institution counterparties totaling $27.5 million and $18.2 million as of December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, the Company did not have a net liability position with its commercial banking counterparties, compared to a
$0.1 million liability at December 31, 2014. The collateral posted by the Company that covered liability positions was $27.5 million and $18.2 million as of December 31, 2015 and December 31, 2014, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	17,129	—	17,129	—	—	17,129
Total	$17,169	$—	$17,169	$—	$—	$17,169

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$23	$—	$23	$—	$—	$23
Commercial counterparties	12,270	—	12,270	—	—	12,270
Total	$12,293	$—	$12,293	$—	$—	$12,293

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2014
Interest Rate Swap Agreements:
Institutional counterparties	$(18,232)	$58	$(18,174)	$14,984	$3,190	$—
Commercial counterparties	(50)	—	(50)	—	—	(50)
Total	$(18,282)	$58	$(18,224)	$14,984	$3,190	$(50)

NOTE 17.                                       OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

Credit Related Financial Instruments. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2015	2014
Commitments to originate new loans	$102,145	$67,817
Unused funds on commercial and other lines of credit	525,603	514,179
Unadvanced funds on home equity lines of credit	258,897	225,731
Unadvanced funds on construction and real estate loans	201,764	183,301
Standby letters of credit	12,775	12,462
Lease obligation	11,939	12,206
Total	$1,113,123	$1,015,696

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2015.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2015 are as follows: 2016 — $7.8 million; 2017 — $6.4 million; 2018 — $5.5 million; 2019 — $4.8 million; 2020 — $4.3 million; and all years thereafter — $37.0 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2015, 2014, and 2013 amounted to $7.5 million, $7.2 million, and $5.7 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2015 are $715 thousand in 2016; $680 thousand in 2017; $647 thousand in 2018; $646 thousand in 2019; $644 thousand in 2020 and $6.2 million all years thereafter.  Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.
Future obligations required under the financing lease at year-end 2015 are $80 thousand in 2016; $81 thousand in 2017; $86 thousand in 2018; $86 thousand in 2019; $86 thousand in 2020; and $1.7 million all years thereafter. Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

Employment and Change in Control Agreements. The Company and the Bank have entered into a three-year employment agreement with one senior executive.  The Company and the Bank also have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. In the opinion of management, claims outstanding at year-end 2015 will have no material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2015 and 2014, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

As of year-end 2015 and 2014, the Bank and the Company met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. The Company and Bank’s actual and required capital amounts were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Company (Consolidated)
Total capital to risk-weighted assets	$686,489	11.91%	$461,231	8.00%	$576,539	10.00%
Common Equity Tier 1 Capital to risk weighted assets	573,033	9.80	259,443	4.50	374,750	6.50
Tier 1 capital to risk-weighted assets	573,033	9.94	345,924	6.00	461,231	8.00
Tier 1 capital to average assets	573,033	7.71	297,420	4.00	371,775	5.00
Bank
Total capital to risk-weighted assets	$642,866	11.16%	$460,882	8.00%	$576,103	10.00%
Common Equity Tier 1 Capital to risk weighted assets	569,131	9.88	259,246	4.50	374,467	6.50
Tier 1 capital to risk-weighted assets	569,131	9.88	345,662	6.00	460,882	8.00
Tier 1 capital to average assets	569,131	7.66	297,313	4.00	371,641	5.00
December 31, 2014
Company (Consolidated)
Total capital to risk-weighted assets	$542,608	11.38%	$381,463	8.00%	$476,829	10.00%
Common Equity Tier 1 Capital to risk weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	430,374	9.03	190,731	4.00	286,097	6.00
Tier 1 capital to average assets	430,374	7.01	245,558	4.00	306,947	5.00
Bank
Total capital to risk-weighted assets	$513,368	10.78%	$380,959	8.00%	$476,199	10.00%
Common Equity Tier 1 Capital to risk weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	440,420	9.25	190,479	4.00	285,719	6.00
Tier 1 capital to average assets	440,420	7.18	245,494	4.00	306,867	5.00
A reconciliation of the Company’s year-end total stockholders’ equity to the Company’s regulatory capital is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
Total stockholders’ equity per consolidated financial statements	$887,189	$709,287
Adjustments for Bank Tier 1 Capital:
Net unrealized loss (gain) on available for sale securities	(4,058)	(9,916)
Net unrealized loss on cash flow hedges	5,108	3,338
Net unrealized loss on defined benefit postretirement plan	2,077	—
Qualifying restricted core capital elements	15,000	15,000
Disallowed goodwill and other intangible assets	(320,120)	(276,270)
Disallowed deferred taxes	(3,928)	(11,065)
Non-significant investments in tier 1 capital of unconsolidated financial institutions	(8,235)	—
Total Bank Tier 1 Capital	$573,033	$430,374

Adjustments for total capital:
Qualifying subordinated debt	74,348	74,283
Includable allowances for loan losses	39,468	35,722
Net unrealized loss on available for sale securities includable in Tier 2 capital	968	2,229
Non-significant investments in tier 2 capital of unconsolidated financial institutions	(1,328)	—
Total Bank capital per regulatory reporting	$686,489	$542,608

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

(In thousands)	2015	2014

Total stockholders’ equity per consolidated financial statements	$887,189	$709,287
Adjustments for Bank Tier 1 Capital:
Holding company equity adjustment	(8,386)	1,868
Net unrealized loss (gain) on available for sale securities	(4,095)	(9,912)
Net unrealized loss on cash flow hedges	5,108	1,970
Net unrealized loss on defined benefit postretirement plan	2,077	1,368
Disallowed goodwill and other intangible assets	(299,619)	(251,748)
Disallowed deferred taxes	(9,807)	(12,413)
Non-significant investments in tier 1 capital of unconsolidated financial institutions	(3,336)	N/A
Total Bank Tier 1 Capital	569,131	440,420
Adjustments for total capital:
Qualifying subordinated debt	35,000	35,000
Includable allowances for loan losses	39,468	35,722
Net unrealized loss on available for sale securities includible in Tier 2 capital	970	2,226
Non-significant investments in tier 2 capital of unconsolidated financial institutions	(1,703)	N/A
Total Bank capital per regulatory reporting	$642,866	$513,368

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment of dividends by the Company is subject to Delaware law, which generally limits dividends to an amount equal to an excess of the net assets of a company (the amount by which total assets exceed total liabilities) over statutory capital, or if there is no excess, to the Company’s net profits for the current and/or immediately preceding fiscal year.

Accumulated other comprehensive loss

Year-end components of accumulated other comprehensive income/(loss) are as follows:

(In thousands)	2015	2014
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain on AFS securities	$6,316	$15,993
Net loss on effective cash flow hedging derivatives	(8,532)	(3,299)
Net loss on terminated swap	—	—
Net unrealized holding (loss) on pension plans	(3,469)	(2,291)

Income taxes related to items of accumulated other comprehensive income/(loss):
Net unrealized holding (loss) on AFS securities	(2,437)	(6,077)
Net loss on effective cash flow hedging derivatives	3,424	1,330
Net loss on terminated swap	—	—
Net unrealized holding gain on pension plans	1,392	923
Accumulated other comprehensive income/(loss)	$(3,305)	$6,579

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(7,567)	$2,793	$(4,774)
Less: reclassification adjustment for (gains) realized in net income	(2,110)	847	(1,263)
Net unrealized holding loss on AFS securities	(9,677)	3,640	(6,037)

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,232)	2,094	(3,138)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net loss on cash flow hedging derivatives	(5,232)	2,094	(3,138)

Net loss on terminated swap:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	—	—	—
Net loss on terminated swap	—	—	—

Net unrealized holding loss on pension plans
Net unrealized (loss) arising during the period	(1,436)	572	(864)
Less: reclassification adjustment for losses realized in net income	259	(104)	155
Net unrealized holding loss on pension plans	(1,177)	468	(709)
Other Comprehensive Income	$(16,086)	$6,202	$(9,884)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,769	$(9,791)	$15,978
Less: reclassification adjustment for (gains) realized in net income	(482)	196	(286)
Net unrealized holding gain on AFS securities	25,287	(9,595)	15,692

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,403)	2,608	(3,795)
Less: reclassification adjustment for losses realized in net income	5,393	(2,201)	3,192
Net loss on cash flow hedging derivatives	(1,010)	407	(603)

Net loss on terminated swap:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	3,237	(1,312)	1,925
Net loss on terminated swap	3,237	(1,312)	1,925

Net unrealized holding loss on pension plans
Net unrealized (loss) arising during the period	(2,308)	930	(1,378)
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	(2,308)	930	(1,378)
Other Comprehensive Income	$25,206	$(9,570)	$15,636

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2013
Net unrealized holding loss on AFS securities:
Net unrealized (loss) arising during the period	$(15,254)	$5,604	$(9,650)
Less: reclassification adjustment for (gains) realized in net income	(4,758)	1,920	(2,838)
Net unrealized holding loss on AFS securities	(20,012)	7,524	(12,488)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,046	(2,014)	3,032
Less: reclassification adjustment for losses realized in net income	3,620	(1,460)	2,160
Net gain on cash flow hedging derivatives	8,666	(3,474)	5,192

Net loss on terminated swap:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for losses realized in net income	942	(489)	453
Net loss on terminated swap	942	(489)	453

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	1,282	(517)	765
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding gain on pension plans	1,282	(517)	765
Other Comprehensive Income	$(9,122)	$3,044	$(6,078)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the years ended December 31, 2015, 2014, and 2013:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net loss on terminated swap	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2015
Balance at Beginning of Year	$9,916	$(1,969)	$—	$(1,368)	$6,579
Other Comprehensive (Loss) before reclassifications	(4,774)	(3,138)	—	(864)	(8,776)
Amounts Reclassified from Accumulated other comprehensive income	(1,263)	—	—	155	(1,108)
Total Other Comprehensive Income	(6,037)	(3,138)	—	(709)	(9,884)
Balance at End of Period	$3,880	$(5,108)	$—	$(2,077)	$(3,305)

Year Ended December 31, 2014
Balance at Beginning of Year	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Gain (Loss) before reclassifications	15,978	(3,795)	—	(1,378)	10,805
Amounts Reclassified from Accumulated other comprehensive income	(286)	3,192	1,925	—	4,831
Total Other Comprehensive Loss	15,692	(603)	1,925	(1,378)	15,636
Balance at End of Period	$9,916	$(1,969)	$—	$(1,368)	$6,579

Year Ended December 31, 2013
Balance at Beginning of Year	$6,712	$(6,558)	$(2,378)	$(755)	$(2,979)
Other Comprehensive (Loss) Gain Before reclassifications	(9,650)	3,032	—	765	(5,853)
Amounts Reclassified from Accumulated other comprehensive income	(2,838)	2,160	453	—	(225)
Total Other Comprehensive Income	(12,488)	5,192	453	765	(6,078)
Balance at End of Period	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2015	2014	2013
Realized (gains) on AFS securities:
	$(2,110)	$(482)	$(4,758)	Non-interest income
	847	196	1,920	Tax expense
	(1,263)	(286)	(2,838)

Realized losses on cash flow hedging derivatives:
	—	5,393	3,620	Interest income
	—	(2,201)	(1,460)	Tax expense
	—	3,192	2,160

Amortization of realized losses on terminated swap:
	—	3,237	942	Interest income
	—	(1,312)	(489)	Tax expense
	—	1,925	453

Realized losses on pension plans
	259	—	—	Non-interest expense
	(104)	—	—	Tax expense
	155	—	—
Total reclassifications for the period	$(1,108)	$4,831	$(225)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013

Net income	$49,518	$33,744	$41,143

Average number of common shares issued	30,074	26,525	26,525
Less: average number of treasury shares	1,215	1,386	1,424
Less: average number of unvested stock award shares	466	409	299
Average number of basic common shares outstanding	28,393	24,730	24,802
Plus: dilutive effect of unvested stock award shares	106	67	60
Plus: dilutive effect of stock options outstanding	65	57	103
Average number of diluted common shares outstanding	28,564	24,854	24,965

Basic earning per share	$1.74	$1.36	$1.66

Diluted earnings per share	$1.73	$1.36	$1.65

For the year ended 2015, 200 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2014, 225 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2013, 338 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 19.                                       STOCK-BASED COMPENSATION PLANS

The 2013 Equity Incentive Plan (the “2013 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.03 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2015, the Company had the ability to grant approximately 756 thousand shares under this plan.

The 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options to employees and directors. A total of 1.4 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2015, the Company had the ability to grant approximately 5 thousand shares under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2014	424	$24.33	282	$20.72
Granted	226	26.66	—	—
Stock options exercised	—	—	(16)	14.59
Stock awards vested	(142)	23.83	—	—
Forfeited	(20)	24.91	—	—
Expired	—	—	(1)	25.93
Balance, December 31, 2015	488	$25.09	265	$21.11
Exercisable options, December 31, 2015			265	$21.08

Stock Awards

The total compensation cost for stock awards recognized as expense was $4.7 million, $3.8 million, and $2.1 million, in the years 2015, 2014, and 2013, respectively. The total recognized tax benefit associated with this compensation cost was $1.9 million, $1.5 million, and $0.9 million, respectively.

The weighted average fair value of stock awards granted was $26.66, $24.60, and $24.49 in 2015, 2014, and 2013, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2015, 2014, and 2013 was $3.4 million, $2.0 million, and $1.9 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $7.0 million as of year-end 2015. This amount is expected to be recognized over a weighted average period of two years.

Option Awards

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2015, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company acquired options in the Beacon transaction in 2012, but did not grant additional options in 2015, 2014, or 2013.

The total intrinsic value of options exercised was $210.0 thousand, $1.2 million, and $2.9 million for the years 2015, 2014, and 2013, respectively. There was no expense pertaining to options vesting in 2015. The expense pertaining to options vesting in the years 2014 and 2013 was $41 thousand and $860 thousand, respectively. There was no tax benefit associated with stock option expense in 2015. The total recognized tax benefit associated with stock option expense for 2014 and 2013 were $16 thousand and $347 thousand, respectively. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-ends 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring Fair Value Measurements of Financial Instruments

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2015 and 2014 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2015
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading security	$—	$—	$14,189	$14,189
Available-for-sale securities:
Municipal bonds and obligations	—	104,561	—	104,561
Government guaranteed residential mortgage-backed securities	—	69,858	—	69,858
Government-sponsored residential mortgage-backed securities	—	890,007	—	890,007
Corporate bonds	—	41,022	—	41,022
Trust preferred securities	—	11,901	—	11,901
Other bonds and obligations	—	3,141	—	3,141
Marketable equity securities	32,925	334	708	33,967
Loans held for sale	—	13,191	—	13,191
Derivative assets	45	17,130	332	17,507
Derivative liabilities	—	28,181	—	28,181

	December 31, 2014
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading security	$—	$—	$14,909	$14,909
Available-for-sale securities:
Municipal bonds and obligations	—	133,699	—	133,699
Government guaranteed residential mortgage-backed securities	—	69,468	—	69,468
Government-sponsored residential mortgage-backed securities	—	760,184	—	760,184
Corporate bonds	—	54,151	—	54,151
Trust preferred securities	—	14,667	1,548	16,215
Other bonds and obligations	—	3,159	—	3,159
Marketable equity securities	53,806	358	778	54,942
Loans held for sale	—	19,493	—	19,493
Derivative assets	—	12,328	625	12,953
Derivative liabilities	417	18,259	93	18,769

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans held for sale. The Company elected the fair value option for all loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2015 (In thousands)
Loans Held for Sale	$13,191	$12,914	$277

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2014 (In thousands)
Loans Held for Sale	$19,493	$18,885	$608

The changes in fair value of loans held for sale for years ended December 31, 2015 and 2014 were gains of $331 thousand and losses of $409 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2015 and 2014:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Interest Rate Lock Commitments	Forward Commitments

Balance as of December 31, 2013	$14,840	$1,964	$258	$19
Purchase of marketable equity security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	610	—	3,804	(112)
Unrealized gain included in accumulated other comprehensive loss	—	362	—	—
Paydown of trading security	(541)	—	—	—
Transfers to held for sale loans	—	—	(3,437)	—
Balance as of December 31, 2014	$14,909	$2,326	$625	$(93)
Purchase of marketable equity security	—	—	—	—
Sale of AFS Security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(150)	—	4,364	102
Unrealized gain included in accumulated other comprehensive loss	—	(291)	—	—
Paydown of trading security	(570)	—	—	—
Transfers to held for sale loans	—	—	(4,666)	—
Balance as of December 31, 2015	$14,189	$708	$323	$9

Unrealized gains (losses) relating to instruments still held at December 31, 2015	$2,204	$(61)	$323	$9
Unrealized gains (losses) relating to instruments still held at December 31, 2014	$2,355	$(999)	$625	$(93)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2015 and 2014 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs
Assets

Trading Security	$14,189	Discounted Cash Flow	Discount Rate	2.49%

Securities Available for Sale	708	Pricing Model	Median Peer Price/ Tangible Book Value Percentage Multiple	88.52%

Forward Commitments	9	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	323	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$15,229

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs
Assets

Trading Security	$14,909	Discounted Cash Flow	Discount Rate	2.60%

Securities Available for Sale	2,326	Discounted Cash Flow	Discount Rate Credit Spread	13.74% 11.06%

Forward Commitments	(93)	Historical Trend	Closing Ratios	91.07%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	625	Historical Trend	Closing Ratios	91.07%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$17,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Measurements

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured on a non-recurring basis.

	December 31, 2015	December 31, 2015	Fair Value Measurement Date as of December 31, 2015
(In thousands)	Level 3 Inputs	Total Losses (Gains)	Level 3 Inputs
Assets
Impaired loans	$11,657	$5,837	December 2015
Capitalized mortgage servicing rights	5,187	—	November 2015
Other real estate owned	1,725	(75)	February 2014 - October 2015

Total	$18,569	$5,762

	December 31, 2014	December 31, 2014	Fair Value Measurement Date as of December 31, 2014
(In thousands)	Level 3 Inputs	Total Losses	Level 3 Inputs
Assets
Impaired loans	$5,820	$278	December 2014
Capitalized mortgage servicing rights	3,757	—	November 2014
Other real estate owned	2,049	231	March 2013 - August 2014

Total	$11,626	$509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2015 and 2014 are as follows:

(in thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets

Impaired loans	$11,657	Fair value of collateral	Loss severity	.05% to 29.50% (7.55%)
			Appraised value	$46.3 to $1962.0 ($999.7)

Capitalized mortgage servicing rights	5,187	Discounted cash flow	Constant prepayment rate (CPR)	7.17% to 12.06% (10.02%)
			Discount rate	10.00% to 15.00 (10.88%)

Other real estate owned	1,725	Fair value of collateral	Appraised value	$39 to $1,200.0 ($919.9)
Total	$18,569
(a)         Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(in thousands)	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets

Impaired loans	$5,820	Fair value of collateral	Loss severity	.31% to 38.7% (12.65%)
			Appraised value	$5 to $1,600.0 ($912.7)

Capitalized mortgage servicing rights	3,757	Discounted cash flow	Constant prepayment rate (CPR)	7.83% to 19.00% (9.92%)
			Discount rate	10.00% to 13.00% (10.43%)

Other real estate owned	2,049	Fair value of collateral	Appraised value	$57 to $700.0 ($462.6)
Total Assets	$11,626
(a)   Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3

Financial Assets

Cash and cash equivalents	$103,562	$103,562	$103,562	$—	$—
Trading security	14,189	14,189	—	—	14,189
Securities available for sale	1,154,457	1,154,457	32,925	1,120,824	708
Securities held to maturity	131,652	136,904	—	—	136,904
Restricted equity securities	71,018	71,018	—	71,018	—
Net loans	5,685,928	5,727,570	—	—	5,727,570
Loans held for sale	13,191	13,191	—	13,191	—
Accrued interest receivable	20,940	20,940	—	20,940	—
Cash surrender value of bank-owned life insurance policies	125,233	125,233	—	125,233	—
Derivative assets	17,507	17,507	45	17,130	332
Assets held for sale	278	278	—	278	—

Financial Liabilities

Total deposits	5,589,135	5,582,835	—	5,582,835	—
Short-term debt	1,071,200	1,071,044	—	1,071,044	—
Long-term Federal Home Loan Bank advances	103,135	103,397	—	103,397	—
Subordinated notes	89,812	93,291	—	93,291	—
Derivative liabilities	28,181	28,181	—	28,181	—
Liabilities held for sale	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$71,754	$71,754	$71,754	$—	$—
Trading security	14,909	14,909	—	—	14,909
Securities available for sale	1,091,818	1,091,818	53,806	1,035,686	2,326
Securities held to maturity	43,347	44,997	—	—	44,997
Restricted equity securities	55,720	55,720	—	55,720	—
Net loans	4,644,938	4,695,256	—	—	4,695,256
Loans held for sale	19,493	19,493	—	19,493	—
Accrued interest receivable	17,274	17,274	—	17,274	—
Cash surrender value of bank-owned life insurance policies	104,588	104,588	—	104,588	—
Derivative assets	12,953	12,953	—	12,328	625
Assets held for sale	1,280	1,280	—	1,280	—

Financial Liabilities
Total deposits	4,654,679	4,655,234	—	4,655,234	—
Short-term debt	900,900	900,983	—	900,983	—
Long-term Federal Home Loan Bank advances	61,676	63,283	—	63,283	—
Subordinated notes	89,747	93,441	—	93,441	—
Derivative liabilities	18,769	18,769	417	18,259	93
Liabilities held for sale	—	—	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                                       CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. Investment in subsidiaries at December 31, 2015 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2015	2014
Assets

Cash due from Berkshire Bank	$36,082	$30,533
Investment in subsidiaries	931,171	736,908
Other assets	11,734	43,023
Total assets	$978,987	$810,464

Liabilities and Stockholders’ Equity

Short term debt	$—	$10,000
Subordinated notes	89,812	89,748
Accrued expenses	1,986	1,429
Stockholders’ equity	887,189	709,287
Total liabilities and stockholders’ equity	$978,987	$810,464

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Income:
Dividends from subsidiaries	$34,000	$12,000	$29,500
Other	2,763	2,317	2,317
Total income	36,763	14,317	31,817
Interest expense	5,674	5,847	6,199
Operating expenses	3,670	2,286	2,346
Total expense	9,344	8,133	8,545
Income before income taxes and equity in undistributed income of subsidiaries	27,419	6,184	23,272
Income tax benefit	(2,518)	(2,330)	(2,457)
Income before equity in undistributed income of subsidiaries	29,937	8,514	25,729
Equity in undistributed income of subsidiaries	19,581	25,230	15,414

Net income	$49,518	$33,744	$41,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$49,518	$33,744	$41,143
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(19,581)	(25,230)	(15,414)
Other, net	10,904	3,247	763
Net cash provided by operating activities	40,841	11,761	26,492

Cash flows from investing activities:
Acquisitions, net of cash paid	(3,293)	—	—
Purchase of securities	(18)	—	(770)
Other, net	—	—	588
Net cash (used) provided by investing activities	(3,311)	—	(182)

Cash flows from financing activities:
Proceed from issuance of short term debt	—	—	—
Proceed from issuance of long term debt	—	—	—
Net proceeds from common stock	—	—	3,045
Net proceeds from reissuance of treasury stock	240	1,064	—
Payment to repurchase common stock	(550)	(2,468)	(12,249)
Common stock cash dividends paid	(21,903)	(18,075)	(18,118)
Other, net	(9,768)	(1,903)	1,513
Net cash provided (used) by financing activities	(31,981)	(21,382)	(25,809)

Net change in cash and cash equivalents	5,549	(9,621)	501

Cash and cash equivalents at beginning of year	30,533	40,154	39,653

Cash and cash equivalents at end of year	$36,082	$30,533	$40,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.                                       QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2015				2014
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$68,424	$65,452	$60,403	$52,751	$54,016	$52,056	$51,175	$49,795
Interest expense	9,676	8,481	7,766	7,258	7,369	7,107	6,846	7,029
Net interest income	58,748	56,971	52,637	45,493	46,647	44,949	44,329	42,766
Non-interest income	12,248	12,698	16,780	12,562	14,200	14,641	14,506	4,423
Total revenue	70,996	69,669	69,417	58,055	60,847	59,590	58,835	47,189
Provision for loan losses	4,431	4,240	4,204	3,851	3,898	3,685	3,989	3,396
Non-interest expense	48,279	49,378	54,025	45,148	41,676	39,687	39,263	45,360
Income before income taxes	18,286	16,051	11,188	9,056	15,273	16,218	15,583	(1,567)
Income tax expense	2,273	1,350	1,144	297	3,875	4,230	4,119	(461)
Net income from continuing operations	16,013	14,701	10,044	8,759	11,398	11,988	11,464	(1,106)
Net income	$16,013	$14,701	$10,044	$8,759	$11,398	$11,988	$11,464	$(1,106)

Basic earnings per share	$0.53	$0.49	$0.35	$0.35	$0.46	$0.48	$0.46	$(0.04)

Diluted earnings per share	$0.52	$0.49	$0.35	$0.35	$0.46	$0.48	$0.46	$(0.04)

Weighted average shares outstanding:
Basic	30,500	29,893	28,301	24,803	24,758	24,747	24,715	24,698
Diluted	30,694	30,069	28,461	24,955	24,912	24,861	24,809	24,698

A correction was identified in 2014 for prior period interest income earned on loans acquired in bank acquisitions, which was deemed to be immaterial in relation to quarterly results. The correction for fiscal year 2014 is included in first quarter 2014 financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.                                       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2015, 2014, and 2013, respectively:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net interest income	213,849	178,691	168,752
Provision for loan losses	16,726	14,968	11,378
Net interest income after provision for loan losses	197,123	163,723	157,374
Total non-interest income	54,288	47,770	58,232
Total non-interest expense	196,829	165,986	157,359
Income from continuing operations before income taxes	54,582	45,507	58,247
Income tax expense	5,064	11,763	17,104
Net income	$49,518	$33,744	$41,143

NOTE 24.                                       SUBSEQUENT EVENTS

On October 27, 2015, the Company entered into a purchase and assumption agreement with 44 Business Capital, LLC and
Parke Bank. The Company will acquire the business model of 44 Business Capital and certain other assets of Parke Bank's SBA
7(a) loan program operations. The Company will also purchase certain small business loans from Parke Bank.

The transaction is subject to the receipt of required regulatory approval and is expected to be completed during the first six months of 2016. This purchase and assumption agreement had no effect on the Company’s financial statements for the periods presented.