Form 10-Q
period 2016-03-31
BERKSHIRE HILLS BANCORP INC
filed 2016-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The Registrant had 31,150,657 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2016.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$44,370	$72,918
Short-term investments	24,447	30,644
Total cash and cash equivalents	68,817	103,562
Trading security, at fair value	14,474	14,189
Securities available for sale, at fair value	1,171,534	1,154,457
Securities held to maturity (fair values of $134,707 and $136,904)	128,196	131,652
Federal Home Loan Bank stock and other restricted securities	60,261	71,018
Total securities	1,374,465	1,371,316

Loans held for sale	15,919	13,191

Commercial real estate	2,100,067	2,059,767
Commercial and industrial loans	1,054,140	1,048,263
Residential mortgages	1,753,622	1,815,035
Consumer loans	818,861	802,171
Total loans	5,726,690	5,725,236
Less: Allowance for loan losses	(40,055)	(39,308)
Net loans	5,686,635	5,685,928
Premises and equipment, net	87,840	88,072
Other real estate owned	1,440	1,725
Goodwill	323,659	323,943
Other intangible assets	9,845	10,664
Cash surrender value of bank-owned life insurance policies	126,136	125,233
Deferred tax assets, net	36,514	42,526
Other assets	76,641	64,926
Total assets	$7,807,911	$7,831,086

Liabilities
Demand deposits	$1,037,103	$1,081,860
NOW deposits	473,556	510,807
Money market deposits	1,405,361	1,408,107
Savings deposits	611,556	601,761
Time deposits	2,056,814	1,986,600
Total deposits	5,584,390	5,589,135
Short-term debt	940,700	1,071,200
Long-term Federal Home Loan Bank advances	140,196	103,135
Subordinated borrowings	89,027	88,983
Total borrowings	1,169,923	1,263,318
Other liabilities	147,761	91,444
Total liabilities	$6,902,074	$6,943,897

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 32,321,962 shares issued and 31,039,017 shares outstanding in 2016; 32,321,962 shares issued, and 30,973,986 shares outstanding in 2015)	322	322
Additional paid-in capital	744,743	742,619
Unearned compensation	(8,246)	(6,997)
Retained earnings	193,653	183,885
Accumulated other comprehensive income / (loss)	4,847	(3,305)
Treasury stock, at cost (1,174,014 shares in 2016 and 1,179,045 shares in 2015)	(29,482)	(29,335)
Total shareholders’ equity	905,837	887,189
Total liabilities and shareholders’ equity	$7,807,911	$7,831,086
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Interest and dividend income
Loans	$58,442	$44,445
Securities and other	10,034	8,306
Total interest and dividend income	68,476	52,751
Interest expense
Deposits	7,159	4,949
Borrowings	3,620	2,309
Total interest expense	10,779	7,258
Net interest income	57,697	45,493
Non-interest income
Loan related income	3,046	1,283
Mortgage banking income	821	1,253
Deposit related fees	6,109	5,677
Insurance commissions and fees	2,893	2,967
Wealth management fees	2,502	2,603
Total fee income	15,371	13,783
Other	223	(1,255)
Gain on sale of securities, net	36	34
Total non-interest income	15,630	12,562
Total net revenue	73,327	58,055
Provision for loan losses	4,006	3,851
Non-interest expense
Compensation and benefits	25,714	21,811
Occupancy and equipment	6,690	7,108
Technology and communications	4,857	3,593
Marketing and promotion	673	713
Professional services	1,280	1,272
FDIC premiums and assessments	1,233	1,129
Other real estate owned and foreclosures	263	251
Amortization of intangible assets	819	901
Acquisition, restructuring and conversion related expenses	780	4,421
Other	4,791	3,949
Total non-interest expense	47,100	45,148

Income before income taxes	22,221	9,056
Income tax expense	6,220	297
Net income	$16,001	$8,759

Earnings per share:
Basic	$0.52	$0.35
Diluted	$0.52	$0.35

Weighted average common shares outstanding:
Basic	30,511	24,803
Diluted	30,688	24,955
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$16,001	$8,759
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	17,706	9,337
Changes in unrealized loss on derivative hedges	(4,506)	(3,901)
Changes in unrealized loss on pension	—	(1,531)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(6,856)	(3,605)
Changes in unrealized loss on derivative hedges	1,808	1,572
Changes in unrealized loss on pension	—	617
Total other comprehensive income (loss)	8,152	2,489
Total comprehensive income	$24,153	$11,248
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock (1)		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	8,759	—	—	8,759
Other comprehensive income	—	—	—	—	—	2,489	—	2,489
Total comprehensive income								11,248
Cash dividends declared ($0.19 per share)	—	—	—	—	(4,799)	—	—	(4,799)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(9)	—	22	214	—	—	(236)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	92	—	19	(2,286)	—	—	2,267	—
Stock-based compensation	—	—	—	993	—	—	—	993
Net tax benefit related to stock-based compensation	—	—	(23)	—	—	—	—	(23)
Other, net	(24)	—	—	—	—	—	(592)	(592)
Balance at March 31, 2015	25,253	$265	$585,307	$(7,226)	$160,241	$9,068	$(31,425)	$716,230

Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	16,001	—	—	16,001
Other comprehensive income	—	—	—	—	—	8,152	—	8,152
Total comprehensive income								24,153
Cash dividends declared ($0.20 per share)	—	—	—	—	(6,216)	—	—	(6,216)
Treasury stock adjustment (2)	—	—	1,645	—	—	—	(1,645)	—
Forfeited shares	(22)	—	68	526	—	—	(594)	—
Exercise of stock options	2	—	—	—	(17)	—	42	25
Restricted stock grants	105	—	312	(2,931)	—	—	2,619	—
Stock-based compensation	—	—	—	1,156	—	—	—	1,156
Net tax benefit related to stock-based compensation	—	—	99	—	—	—	—	99
Other, net	(20)	—	—	—	—	—	(569)	(569)
Balance at March 31, 2016	31,039	$322	$744,743	$(8,246)	$193,653	$4,847	$(29,482)	$905,837
(1) The Company's common stock includes the elimination of $2.9 million (108,931 shares) of Berkshire Hills Bancorp stock held by a subsidiary.
(2) Treasury stock adjustment represents the sale of 60,000 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$16,001	$8,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,006	3,851
Net amortization of securities	725	(317)
Change in unamortized net loan costs and premiums	72	398
Premises and equipment depreciation and amortization expense	2,155	2,096
Stock-based compensation expense	1,156	993
Accretion of purchase accounting entries, net	(2,469)	(367)
Amortization of other intangibles	819	901
Excess tax loss from stock-based payment arrangements	(99)	23
Income from cash surrender value of bank-owned life insurance policies	(1,053)	(714)
Gain on sales of securities, net	(35)	(34)
Net (increase) in loans held for sale	(2,728)	(9,812)
Loss on disposition of assets	—	1,136
Loss on sale of real estate	54	154
Amortization of interest in tax-advantaged projects	991	—
Net change in other	(10,285)	(3,263)
Net cash provided by operating activities	9,310	3,804

Cash flows from investing activities:
Proceeds from payments on trading security	148	142
Proceeds from sales of securities available for sale	7,000	4,693
Proceeds from maturities, calls and prepayments of securities available for sale	40,832	40,552
Purchases of securities available for sale	(46,442)	(41,068)
Proceeds from maturities, calls and prepayments of securities held to maturity	3,439	729
Purchases of securities held to maturity	(52)	(200)
Net change in loans	17,069	(68,671)
Proceeds from surrender of bank-owned life insurance	150	—
Proceeds from sale of Federal Home Loan Bank stock	11,495	103
Purchase of Federal Home Loan Bank stock	(739)	(3,117)
Net investment in limited partnership tax credits	(1,803)	—
Proceeds from the sale of premises and equipment	168	—
Purchase of premises and equipment, net	(2,383)	(946)
Proceeds from sale of other real estate	446	578
Net cash provided by (used in) investing activities	29,328	(67,205)
(continued)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in deposits	25,961	65,007
Proceeds from Federal Home Loan Bank advances and other borrowings	2,119,500	2,200,000
Repayments of Federal Home Loan Bank advances and other borrowings	(2,212,752)	(2,206,440)
Exercise of stock options	25	116
Excess tax loss from stock-based payment arrangements	99	(23)
Common stock cash dividends paid	(6,216)	(4,799)
Net cash (used in) provided by financing activities	(73,383)	53,861

Net change in cash and cash equivalents	(34,745)	(9,540)

Cash and cash equivalents at beginning of year	103,562	71,754

Cash and cash equivalents at end of year	$68,817	$62,214

Supplemental cash flow information:
Interest paid on deposits	$6,967	$4,902
Interest paid on borrowed funds	3,508	2,306
Income taxes (refunded) paid, net	(370)	274

Other non-cash changes:
Other net comprehensive income	8,152	2,489
Real estate owned acquired in settlement of loans	215	127

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Principles
In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for reporting periods beginning after December 15, 2015. The Company adopted the provisions of ASU No. 2015-02 effective January 1, 2016, which did not have a material effect on the Company's consolidated financial statements. See Note 7. Borrowed Funds to the Consolidated Financial statements for more information.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs, not including those related to line of credit arrangements, be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The Company adopted the provisions of ASU No. 2015-03 effective January 1, 2016, which did not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for fiscal years beginning after December 15, 2015. The Company adopted the provisions of ASU No. 2015-05 effective January 1, 2016, which did not have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The Company adopted the provisions of ASU No. 2015-16 effective January 1, 2016, which did not have a material effect on the Company's consolidated financial statements.

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017), issuing ASU 2015-14 “Revenue from Contracts with Customers -Deferral of the Effective Date.” Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09, and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument specific credit risk, The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new pronouncement improves the transparency and comparability of financial reporting around leasing transactions and more closely aligns accounting for leases with the recently issued International Financial Reporting Standard.  The pronouncement affects all entities that are participants to leasing agreements. From a lessee accounting perspective, the ASU requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The ASU includes a short-term lease exception for leases with a term of twelve months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. From a lessor accounting perspective, the guidance is largely unchanged, except for targeted improvements to align with new terminology under lessee accounting and with the updated revenue recognition guidance in Topic 606. For sale-leaseback transactions, for a sale to occur the transfer must meet the sale criteria under the new revenue standard, ASC 606. Entities will not be required to reassess transactions previously accounted under then existing guidance.

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provision of the ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”. This ASU clarifies that changes in the counterparty to a derivative instrument designated as a hedge do not alone require it to be de-designated and therefore discontinue the application of hedge accounting. Companies are still required to evaluate whether it is probable that a counterparty will perform under the contract as part of the ongoing effectiveness assessment for hedge accounting. The new guidance is effective for annual periods beginning after December 15, 2016 and entities may adopt on a prospective or modified retrospective basis. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Options in Debt Instruments” clarifying the assessment of whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of their debt hosts, a criteria in assessing whether to bifurcate an embedded derivative.  The new pronouncement clarifies the exercise contingency and the event triggering the contingency does not need to be evaluated in the clearly and closely analysis relative to interest rates or credit risks. Rather, the call or put would be evaluated as a derivative regardless of the exercise contingency. Further, if an entity is no longer required to bifurcate a put or call option per the new guidance, the entity has a one-time option to irrevocably elect to measure that debt instrument in its entirety at fair value with changes in fair value recognized in earnings. ASU No. 2016-06 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The ASU should be applied using the modified retrospective basis to existing instruments as of the beginning of the annual period of adoption.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting” which eliminates the requirement to retroactively adjust an investment that becomes subject to the equity method of accounting as a result of an increase ownership interest or degree of influence.  Alternatively, an investor entity adds the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopts the equity method of accounting prospectively as of the qualifying date; no retroactive adjustment is required. Additionally, ASU No. 2016-07 specifies that when an available-for-sale equity security becomes qualified for the equity method of accounting, a company should recognize the unrealized holding gain or loss in accumulated other comprehensive income through earnings at the date the investment becomes qualified for use of the equity method. This guidance is effective for all entities for annual periods beginning after December 15, 2016, with early adoption permitted on a prospective basis. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to improve the usefulness and understandability of the guidance on principal versus agent considerations within the new revenue standard, ASC 606 “Revenue from Contracts with Customers”. The guidance clarified the following: (1) an entity determines if it is a principal or agent for each distinct good or service promised to the customer. If a contract includes multiple specified goods or services, an entity could be a principal for some and an agent for others: (2) for each specified good or service, an entity determines whether it is a good, a service, or a right to a good or service; (3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good from the other party and then transfers it to the customer; (b) the ability to direct that party to provide a service to the customer on the entity’s behalf; or (c) a good or service from the other party and combines it with other goods or services to provide to the customer; and (4) the purpose of the five indicators to determine whether an entity is a principal is to support or assist in the assessment of control. The indicators may be more or less relevant to the control assessment and one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances. The effective date and transition requirements mirror those of ASC 606 and similarly with that pronouncement, the Company is evaluating the provisions of ASU No. 2016-08, and will closely monitor developments and additional guidance to determine the potential impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvement to Employee Share-Based Payment Accounting”. This ASU contains targeted amendments to the accounting for shared based payment transactions, including income tax consequences for awards, classification of awards as either equity or liabilities, and classification of activity on the statement of cash flows. Specifically, some of the requirements under the amendments include: (1) excess tax benefits and/or tax deficiencies, determined as the difference between compensation cost recognized for financial reporting purposes and the deduction for tax, be recognized in the income statement as income tax expense or benefit in the period in which they occur, removing historical equity treatment; (2) excess tax benefits are no longer separately classified as a financing activity but rather should be classified with other income tax cash flows as an operating activity on the statement of cash flows; (3) cash paid by an employer when withholding shares for tax withholding purposes should be classified as a financing activity. Additionally, regarding forfeitures, this guidance permits a company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. If elected, the change to recognize forfeitures when they occur must be applied through a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016. The Company is evaluating the provisions of ASU No. 2016-09, and will closely monitor developments and additional guidance to determine the potential impact on the consolidated financial statements.

NOTE 2.                                              TRADING SECURITY
The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $11.8 million and $12.0 million, and a fair value of $14.5 million and $14.2 million, at March 31, 2016 and December 31, 2015, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at March 31, 2016.

NOTE 3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,126	$5,669	$(53)	$104,742
Government-guaranteed residential mortgage-backed securities	65,456	714	(81)	66,089
Government-sponsored residential mortgage-backed securities	883,749	15,779	(782)	898,746
Corporate bonds	42,878	—	(1,876)	41,002
Trust preferred securities	11,635	89	(107)	11,617
Other bonds and obligations	3,169	34	(1)	3,202
Total debt securities	1,106,013	22,285	(2,900)	1,125,398
Marketable equity securities	42,356	5,709	(1,929)	46,136
Total securities available for sale	1,148,369	27,994	(4,829)	1,171,534

Securities held to maturity
Municipal bonds and obligations	91,512	4,417	—	95,929
Government-sponsored residential mortgage-backed securities	67	5	—	72
Tax advantaged economic development bonds	36,290	2,089	—	38,379
Other bonds and obligations	327	—	—	327
Total securities held to maturity	128,196	6,511	—	134,707

Total	$1,276,565	$34,505	$(4,829)	$1,306,241

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,922	$4,763	$(124)	$104,561
Government-guaranteed residential mortgage-backed securities	69,866	388	(396)	69,858
Government-sponsored residential mortgage-backed securities	891,041	5,111	(6,145)	890,007
Corporate bonds	42,849	—	(1,827)	41,022
Trust preferred securities	11,719	182	—	11,901
Other bonds and obligations	3,175	—	(34)	3,141
Total debt securities	1,118,572	10,444	(8,526)	1,120,490
Marketable equity securities	30,522	5,331	(1,886)	33,967
Total securities available for sale	1,149,094	15,775	(10,412)	1,154,457

Securities held to maturity
Municipal bonds and obligations	94,642	3,359	(34)	97,967
Government-sponsored residential mortgage-backed securities	68	3	—	71
Tax advantaged economic development bonds	36,613	1,924	—	38,537
Other bonds and obligations	329	—	—	329
Total securities held to maturity	131,652	5,286	(34)	136,904

Total	$1,280,746	$21,061	$(10,446)	$1,291,361

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2016 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$1,256	$1,256
Over 1 year to 5 years	3,468	3,502	17,198	18,297
Over 5 years to 10 years	22,537	22,653	14,777	15,348
Over 10 years	130,803	134,408	94,898	99,734
Total bonds and obligations	156,808	160,563	128,129	134,635

Marketable equity securities	42,356	46,136	—	—
Residential mortgage-backed securities	949,205	964,835	67	72
Total	$1,148,369	$1,171,534	$128,196	$134,707

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$53	$2,137	$53	$2,137
Government-guaranteed residential mortgage-backed securities	23	1,613	58	5,470	81	7,083
Government-sponsored residential mortgage-backed securities	212	92,018	570	72,393	782	164,411
Corporate bonds	233	14,816	1,643	19,187	1,876	34,003
Trust preferred securities	101	10,000	6	1,264	107	11,264
Other bonds and obligations	—	—	1	31	1	31
Total debt securities	569	118,447	2,331	100,482	2,900	218,929
Marketable equity securities	724	11,939	1,205	5,454	1,929	17,393
Total securities available for sale	1,293	130,386	3,536	105,936	4,829	236,322

Securities held to maturity
Municipal bonds and obligations	—	—	—	—	—	—
Tax advantaged economic development bonds	—	—	—	—	—	—
Total securities held to maturity	—	—	—	—	—	—

Total	$1,293	$130,386	$3,536	$105,936	$4,829	$236,322

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$9	$1,587	$115	$3,400	$124	$4,987
Government guaranteed residential mortgage-backed securities	164	23,460	232	19,262	396	42,722
Government-sponsored residential mortgage-backed securities	3,100	315,990	3,045	153,248	6,145	469,238
Corporate bonds	30	6,934	1,796	21,587	1,826	28,521
Trust preferred securities	1	1,269	—	—	1	1,269
Other bonds and obligations	—	108	34	3,032	34	3,140
Total debt securities	3,304	349,348	5,222	200,529	8,526	549,877
Marketable equity securities	534	2,908	1,352	5,729	1,886	8,637
Total securities available for sale	3,838	352,256	6,574	206,258	10,412	558,514

Securities held to maturity
Municipal bonds and obligations	—	—	34	2,143	34	2,143
Total securities held to maturity	—	—	34	2,143	34	2,143

Total	$3,838	$352,256	$6,608	$208,401	$10,446	$560,657

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2016, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover. The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2016:

AFS municipal bonds and obligations
At March 31, 2016, 3 of the total 118 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. The bonds are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS residential mortgage-backed securities
At March 31, 2016, 55 out of the total 260 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2016, 6 out of 7 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 5.2% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At March 31, 2016, $1.5 million of the total unrealized losses was attributable to a $17.6 million investment. The Company evaluated this security, with a Level 2 fair value of $16.1 million, for potential other-than-temporary impairment (“OTTI”) at March 31, 2016 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities
At March 31, 2016, 2 out of the 3 securities in the Company’s portfolio of AFS trust preferred securities were in an unrealized loss position. Aggregate unrealized losses represented 0.9% of the amortized cost of these securities in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of these securities’ amortized cost basis. These securities are investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

AFS other bonds and obligations
At March 31, 2016, 2 of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

Marketable Equity Securities
In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability to more likely than not hold an equity security to recovery. The Company additionally considers other various factors including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings. At March 31, 2016, 11 out of the total 26 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 10.0% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at March 31, 2016. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 4. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Commercial and industrial loans include asset based lending loans, lease financing and other commercial business loan classes. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses. A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	March 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$216,745	$39,542	$256,287	$210,196	$43,474	$253,670
Single and multi-family	224,741	35,664	260,405	214,823	36,783	251,606
Other commercial real estate	1,251,087	332,288	1,583,375	1,209,008	345,483	1,554,491
Total commercial real estate	1,692,573	407,494	2,100,067	1,634,027	425,740	2,059,767

Commercial and industrial loans:
Asset based lending	336,749	—	336,749	331,253	—	331,253
Other commercial and industrial loans	516,742	200,649	717,391	495,979	221,031	717,010
Total commercial and industrial loans	853,491	200,649	1,054,140	827,232	221,031	1,048,263

Total commercial loans	2,546,064	608,143	3,154,207	2,461,259	646,771	3,108,030

Residential mortgages:
1-4 family	1,414,338	317,626	1,731,964	1,454,233	332,747	1,786,980
Construction	20,319	1,339	21,658	26,704	1,351	28,055
Total residential mortgages	1,434,657	318,965	1,753,622	1,480,937	334,098	1,815,035

Consumer loans:
Home equity	306,451	51,534	357,985	307,159	53,446	360,605
Auto and other	341,127	119,749	460,876	311,328	130,238	441,566
Total consumer loans	647,578	171,283	818,861	618,487	183,684	802,171

Total loans	$4,628,299	$1,098,391	$5,726,690	$4,560,683	$1,164,553	$5,725,236

The carrying amount of the acquired loans at March 31, 2016 totaled $1.1 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $18.3 million (and a note balance of $33.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.1 billion.

At December 31, 2015, acquired loans maintained a carrying value of $1.2 billion and purchased credit-impaired loans totaled $21.4 million (note balance of $40.2 million). Loans considered not impaired at acquisition date had a carrying amount of $1.1 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$6,925	$2,541
Acquisitions	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	896	1,330
Reclassification to TDR	(185)	—
Accretion	(1,172)	(440)
Balance at end of period	$6,464	$3,431

The following is a summary of past due loans at March 31, 2016 and December 31, 2015:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2016
Commercial real estate:
Construction	$—	$2,000	$59	$2,059	$214,686	$216,745	$—
Single and multi-family	—	121	278	399	224,342	224,741	—
Other commercial real estate	800	249	4,077	5,126	1,245,961	1,251,087	441
Total	800	2,370	4,414	7,584	1,684,989	1,692,573	441
Commercial and industrial loans:
Asset based lending	—	—	—	—	336,749	336,749	—
Other commercial and industrial loans	1,385	211	7,231	8,827	507,915	516,742	567
Total	1,385	211	7,231	8,827	844,664	853,491	567
Residential mortgages:
1-4 family	2,216	774	3,424	6,414	1,407,924	1,414,338	670
Construction	—	45	—	45	20,274	20,319	—
Total	2,216	819	3,424	6,459	1,428,198	1,434,657	670
Consumer loans:
Home equity	466	23	1,891	2,380	304,071	306,451	25
Auto and other	805	163	379	1,347	339,780	341,127	—
Total	1,271	186	2,270	3,727	643,851	647,578	25
Total	$5,672	$3,586	$17,339	$26,597	$4,601,702	$4,628,299	$1,703

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:
Construction	$—	$—	$58	$58	$210,138	$210,196	$—
Single and multi-family	65	160	70	295	214,528	214,823	—
Other commercial real estate	1,523	831	3,286	5,640	1,203,368	1,209,008	—
Total	1,588	991	3,414	5,993	1,628,034	1,634,027	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	331,253	331,253	—
Other commercial and industrial loans	1,202	1,105	7,770	10,077	485,902	495,979	146
Total	1,202	1,105	7,770	10,077	817,155	827,232	146
Residential mortgages:
1-4 family	3,537	857	4,304	8,698	1,445,535	1,454,233	2,006
Construction	—	—	—	—	26,704	26,704	—
Total	3,537	857	4,304	8,698	1,472,239	1,480,937	2,006
Consumer loans:
Home equity	563	20	1,658	2,241	304,918	307,159	61
Auto and other	1,230	132	610	1,972	309,356	311,328	59
Total	1,793	152	2,268	4,213	614,274	618,487	120
Total	$8,120	$3,105	$17,756	$28,981	$4,531,702	$4,560,683	$2,272

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$1,276	$39,542	$—
Single and multi-family	—	—	396	396	1,380	35,664	300
Other commercial real estate	554	36	1,141	1,731	11,334	332,288	209
Total	554	36	1,537	2,127	13,990	407,494	509
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	604	72	1,891	2,567	2,445	200,649	1,075
Total	604	72	1,891	2,567	2,445	200,649	1,075
Residential mortgages:
1-4 family	1,051	758	2,105	3,914	1,613	317,626	127
Construction	—	—	—	—	—	1,339	—
Total	1,051	758	2,105	3,914	1,613	318,965	127
Consumer loans:
Home equity	67	126	586	779	118	51,534	—
Auto and other	482	104	757	1,343	118	119,749	—
Total	549	230	1,343	2,122	236	171,283	—
Total	$2,758	$1,096	$6,876	$10,730	$18,284	$1,098,391	$1,711

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:				—
Construction	$—	$—	$—	$—	$1,298	$43,474	$—
Single and multi-family	—	176	227	403	1,380	36,783	127
Other commercial real estate	547	43	1,368	1,958	13,087	345,483	—
Total	547	219	1,595	2,361	15,765	425,740	127
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,214	505	1,420	3,139	2,775	221,031	785
Total	1,214	505	1,420	3,139	2,775	221,031	785
Residential mortgages:
1-4 family	2,580	311	1,880	4,771	2,572	332,747	212
Construction	—	—	—	—	—	1,351	—
Total	2,580	311	1,880	4,771	2,572	334,098	212
Consumer loans:
Home equity	82	277	837	1,196	118	53,446	111
Auto and other	1,491	145	1,081	2,717	132	130,238	187
Total	1,573	422	1,918	3,913	250	183,684	298
Total	$5,914	$1,457	$6,813	$14,184	$21,362	$1,164,553	$1,422

The following is summary information pertaining to non-accrual loans at March 31, 2016 and December 31, 2015

	March 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$59	$—	$59	$59	$—	$59
Single and multi-family	278	96	374	70	100	170
Other commercial real estate	3,636	932	4,568	3,285	1,368	4,653
Total	3,973	1,028	5,001	3,414	1,468	4,882

Commercial and industrial loans:
Other commercial and industrial loans	6,664	692	7,356	7,624	597	8,221
Total	6,664	692	7,356	7,624	597	8,221

Residential mortgages:
1-4 family	2,754	1,978	4,732	2,298	1,668	3,966
Construction	—	—	—	—	—	—
Total	2,754	1,978	4,732	2,298	1,668	3,966

Consumer loans:
Home equity	1,866	586	2,452	1,597	727	2,324
Auto and other	379	757	1,136	551	893	1,444
Total	2,245	1,343	3,588	2,148	1,620	3,768

Total non-accrual loans	$15,636	$5,041	$20,677	$15,484	$5,353	$20,837
_______________________________________
(1)  At quarter end March 31, 2016, acquired credit impaired loans accounted for $124.0 thousand of non-accrual loans that are not presented in the above table.
(2)  At December 31, 2015, acquired credit impaired loans accounted for $39.0 thousand of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of March 31, 2016 and December 31, 2015 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$13,005	$6,269	$3,102	$2,032	$24,408
Collectively evaluated	1,679,568	847,222	1,431,555	645,546	4,603,891
Total	$1,692,573	$853,491	$1,434,657	$647,578	$4,628,299

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$11,560	$7,191	$2,812	$1,810	$23,373
Collectively evaluated for impairment	1,622,467	820,041	1,478,125	616,677	4,537,310
Total	$1,634,027	$827,232	$1,480,937	$618,487	$4,560,683

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2016
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$4,069	$50	$650	$460	$5,229
Purchased credit-impaired loans	13,990	2,445	1,613	236	18,284
Collectively evaluated	389,435	198,154	316,702	170,587	1,074,878
Total	$407,494	$200,649	$318,965	$171,283	$1,098,391

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,749	$—	$570	$487	$4,806
Purchased credit-impaired loans	15,765	2,775	2,572	250	21,362
Collectively evaluated for impairment	406,226	218,256	330,956	182,947	1,138,385
Total	$425,740	$221,031	$334,098	$183,684	$1,164,553

The following is a summary of impaired loans at March 31, 2016 and December 31, 2015:

Business Activities Loans

	March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	2,495	2,495	—
Other commercial and industrial loans	200	200	—
Residential mortgages - 1-4 family	1,494	1,494	—
Consumer - home equity	729	729	—
Consumer - other	1	1	—

With an allowance recorded:
Commercial real estate - construction	$1,989	$2,000	$11
Commercial real estate - single and multifamily	128	144	16
Other commercial real estate loans	8,054	8,366	312
Other commercial and industrial loans	5,939	6,069	130
Residential mortgages - 1-4 family	1,457	1,608	151
Consumer - home equity	1,148	1,197	49
Consumer - other	98	105	7

Total
Commercial real estate	$12,666	$13,005	$339
Commercial and industrial loans	6,139	6,269	130
Residential mortgages	2,951	3,102	151
Consumer	1,976	2,032	56
Total impaired loans	$23,732	$24,408	$676

Business Activities Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$2,000	$2,000	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,613	4,613	—
Other commercial and industrial loans	5,828	5,828	—
Residential mortgages - 1-4 family	1,181	1,181	—
Consumer - home equity	702	702	—
Consumer - other	1	1	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,798	4,947	149
Other commercial and industrial loans	1,341	1,362	21
Residential mortgages - 1-4 family	1,479	1,632	153
Consumer - home equity	903	999	96
Consumer - other	101	108	7

Total
Commercial real estate	$11,411	$11,560	$149
Commercial and industrial loans	7,169	7,190	21
Residential mortgages	2,660	2,813	153
Consumer	1,707	1,810	103
Total impaired loans	$22,947	$23,373	$426

Acquired Loans

	March 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	125	125	—
Other commercial real estate loans	478	478	—
Other commercial and industrial loans	315	315	—
Residential mortgages - 1-4 family	—	—	—
Consumer - home equity	—	—	—
Consumer - other	152	152	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	780	823	43
Other commercial real estate loans	2,502	2,641	139
Other commercial and industrial loans	50	52	2
Residential mortgages - 1-4 family	298	335	37
Consumer - home equity	284	308	24
Consumer - other	—	—	—

Total
Commercial real estate	$3,885	$4,067	$182
Commercial and industrial loans	365	367	2
Residential mortgages	298	335	37
Consumer	436	460	24
Total impaired loans	$4,984	$5,229	$245

Acquired Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,722	$1,722	$—
Residential mortgages - 1-4 family	274	274	—
Consumer - home equity	117	117	—
Consumer - other	177	177	—

With an allowance recorded:
Commercial real estate - single and multifamily	$638	$655	$17
Other commercial real estate loans	1,964	2,032	68
Residential mortgages - 1-4 family	266	296	30
Consumer - home equity	167	192	25

Total
Other commercial real estate loans	$4,324	$4,409	$85
Other commercial and industrial loans	—	—	—
Residential mortgages	540	570	30
Consumer - home equity	461	486	25
Total impaired loans	$5,325	$5,465	$140

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2016 and 2015:

Business Activities Loans

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$2,628	$1
Commercial real estate - single and multifamily	—	—	180	—
Other commercial real estate loans	3,166	—	15,315	131
Commercial and industrial loans	734	13	578	3
Residential mortgages - 1-4 family	1,520	2	3,108	28
Consumer - home equity	663	4	334	—
Consumer - other	1	—	115	1

With an allowance recorded:
Commercial real estate - construction	$2,000	$28	$—	$—
Commercial real estate - single and multifamily	97	1	—	—
Other commercial real estate loans	8,143	81	5,267	—
Commercial and industrial loans	5,962	84	—	—
Residential mortgages - 1-4 family	1,619	19	—	—
Consumer - home equity	1,197	8	—	—
Consumer - other	106	1	—	—

Total
Commercial real estate	$13,406	$110	$23,390	$132
Commercial and industrial loans	6,696	97	578	3
Residential mortgages	3,139	21	3,108	28
Consumer loans	1,967	13	449	1
Total impaired loans	$25,208	$241	$27,525	$164

Acquired Loans

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	126	2	2,892	24
Other commercial real estate loans	760	—	1,662	3
Other commercial and industrial loans	261	—	64	3
Residential mortgages - 1-4 family	12	—	670	3
Consumer - home equity	—	—	197	2
Consumer - other	169	1	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$666	$44
Commercial real estate - single and multifamily	825	11	397	—
Other commercial real estate loans	2,569	44	691	—
Other commercial and industrial loans	53	—	—	—
Residential mortgages - 1-4 family	334	3	569	—
Consumer - home equity	309	2	349	—
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$4,280	$57	$6,308	$71
Commercial and industrial loans	314	—	64	3
Residential mortgages	346	3	1,239	3
Consumer loans	478	3	546	2
Total impaired loans	$5,418	$63	$8,157	$79

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2016 and for the three months ended March 31, 2015, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ending March 31, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three months ending March 31, 2015 were attributable to concessions granted as ordered by bankruptcy court, interest rate concessions and maturity date extensions.

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	1,049	1,049
Commercial and industrial - Other	2	151	151
Total	4	1,200	1,200

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$123	$123
Commercial - Other	1	2,000	2,000
Commercial and industrial - Other	1	33	33
Total	3	$2,156	$2,156

The following table discloses the recorded investment and number of modifications for TDRs for the prior year where a concession has been made, that then defaulted in the respective reporting period. For the three months ended March 31, 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended March 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$668

The following table presents the Company’s TDR activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of the period	$22,048	$16,714
Principal payments	(342)	(484)
TDR status change (1)	2,235	—
Other reductions/increases (2)	(1,487)	(1,182)
Newly identified TDRs	1,200	2,156
Balance at end of the period	$23,654	$17,204
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

As of March 31, 2016, the Company maintained foreclosed residential real estate property with a fair value of $390 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2016 and December 31, 2015 totaled $5.5 million and $7.5 million, respectively. As of December 31, 2015, foreclosed residential real estate property totaled $675 thousand.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 was as follows:

Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
March 31, 2016
Balance at beginning of period	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	1,044	965	547	401	—	2,957
Recoveries on charged-off loans	128	74	—	67	—	269
Provision/(releases) for loan losses	2,451	2,203	42	(553)	(531)	3,612
Balance at end of period	$16,043	$8,629	$7,061	$4,069	$(304)	$35,498
Individually evaluated for impairment	340	130	151	56	—	677
Collectively evaluated	15,703	8,499	6,910	4,013	(304)	34,821
Total	$16,043	$8,629	$7,061	$4,069	$(304)	$35,498

Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
March 31, 2015
Balance at beginning of period	$14,690	$5,206	$6,836	$5,928	$135	$32,795
Charged-off loans	1,605	223	128	202	—	2,158
Recoveries on charged-off loans	3	5	67	61	—	136
Provision/(releases) for loan losses	1,330	1,460	(702)	(751)	158	1,495
Balance at end of period	$14,418	$6,448	$6,073	$5,036	$293	$32,268
Individually evaluated for impairment	1,086	—	—	—	—	1,086
Collectively evaluated	13,332	6,448	6,073	5,036	293	31,182
Total	$14,418	$6,448	$6,073	$5,036	$293	$32,268

Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
March 31, 2016
Balance at beginning of period	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	126	25	310	286	—	747
Recoveries on charged-off loans	(1)	69	83	25	—	176
Provision for loan losses	187	(99)	145	161	—	394
Balance at end of period	$1,963	$1,275	$894	$425	$—	$4,557
Individually evaluated for impairment	182	2	37	24	—	245
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,781	1,273	857	401	—	4,312
Total	$1,963	$1,275	$894	$425	$—	$4,557

Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
March 31, 2015
Balance at beginning of period	$790	$1,093	$615	$369	$—	$2,867
Charged-off loans	405	198	238	433	—	1,274
Recoveries on charged-off loans	—	41	—	28	—	69
Provision for loan losses	1,579	(11)	372	416	—	2,356
Balance at end of period	$1,964	$925	$749	$380	$—	$4,018
Individually evaluated for impairment	455	—	52	61	—	568
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,509	925	697	319	—	3,450
Total	$1,964	$925	$749	$380	$—	$4,018

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At March 31, 2016 the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.6 million using the above mentioned criteria.

The following tables present the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$214,685	$208,138	$222,153	$212,900	$1,198,961	$1,155,770	$1,635,799	$1,576,808
Special mention	—	—	72	—	4,339	3,449	4,411	3,449
Substandard	2,060	2,058	2,516	1,923	47,714	49,716	52,290	53,697
Doubtful	—	—	—	—	73	73	73	73
Total	$216,745	$210,196	$224,741	$214,823	$1,251,087	$1,209,008	$1,692,573	$1,634,027

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$336,749	$331,253	$474,141	$455,710	$810,890	$786,963
Special mention	—	—	20,303	24,578	20,303	24,578
Substandard	—	—	22,298	15,691	22,298	15,691
Total	$336,749	$331,253	$516,742	$495,979	$853,491	$827,232

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$1,410,096	$1,449,073	$20,319	$26,704	$1,430,415	$1,475,777
Special mention	819	857	—	—	819	857
Substandard	3,423	4,303	—	—	3,423	4,303
Total	$1,414,338	$1,454,233	$20,319	$26,704	$1,434,657	$1,480,937

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$304,585	$305,562	$340,748	$310,777	$645,333	$616,339
Nonperforming	1,866	1,597	379	551	2,245	2,148
Total	$306,451	$307,159	$341,127	$311,328	$647,578	$618,487

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$38,266	$42,176	$29,898	$32,796	$312,590	$324,614	$380,754	$399,586
Special mention	—	—	—	655	2,403	352	2,403	1,007
Substandard	1,276	1,298	5,766	3,332	17,295	20,517	24,337	25,147
Total	$39,542	$43,474	$35,664	$36,783	$332,288	$345,483	$407,494	$425,740

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$—	$—	$193,102	$212,825	$193,102	$212,825
Special mention	—	—	180	487	180	487
Substandard	—	—	7,367	7,719	7,367	7,719
Total	$—	$—	$200,649	$221,031	$200,649	$221,031

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Grade:
Pass	$314,550	$329,375	$1,339	$1,351	$315,889	$330,726
Special mention	775	311	—	—	775	311
Substandard	2,301	3,061	—	—	2,301	3,061
Total	$317,626	$332,747	$1,339	$1,351	$318,965	$334,098

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$50,949	$52,719	$118,992	$129,345	$169,941	$182,064
Nonperforming	585	727	757	893	1,342	1,620
Total	$51,534	$53,446	$119,749	$130,238	$171,283	$183,684

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2016 and December 31, 2015. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$15,636	$5,165	$20,801	$15,484	$5,391	$20,875
Substandard Accruing	64,718	30,317	95,035	60,549	32,560	93,109
Total Classified	80,354	35,482	115,836	76,033	37,951	113,984
Special Mention	25,717	3,598	29,315	29,036	2,259	31,295
Total Criticized	$106,071	$39,080	$145,151	$105,069	$40,210	$145,279

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2016	December 31, 2015
Time less than $100,000	$549,189	$545,819
Time $100,000 or more	1,507,625	1,440,781
Total time deposits	$2,056,814	$1,986,600

Included in time deposits are brokered deposits of $812.2 million and $784.1 million at March 31, 2016 and December 31, 2015, respectively. Included in the deposit balances contained on the balance sheet, the Company maintained reciprocal deposits of $102.6 million and $101.5 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2016 and December 31, 2015 are summarized, as follows:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
(dollars in thousands, except rates)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$930,700	0.52%	$1,071,200	0.43%
Other Borrowings	10,000	2.09	—	—
Total short-term borrowings	940,700	0.53	1,071,200	0.43
Long-term borrowings:
Advances from the FHLBB	140,196	1.58	103,135	1.89
Subordinated notes	73,563	7.00	73,519	7.00
Junior subordinated borrowings	15,464	2.47	15,464	2.23
Total long-term borrowings	229,223	3.38	192,118	3.88
Total	$1,169,923	1.09%	$1,263,318	0.96%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit during the three month periods ending March 31, 2016 and December 31, 2015.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the three month periods ended March 31, 2016 and December 31, 2015.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at March 31, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. The advances outstanding at December 31, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016
		Weighted
		Average
(in thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2016	$970,903	0.55%
2017	83,316	1.49
2018	1,026	2.62
2019	—	—
2020 and beyond	15,651	2.41
Total FHLBB advances	$1,070,896	0.66%

The Company does not have variable-rate FHLBB advances for the three month periods ended March 31, 2016 and December 31, 2015. In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 511.3% basis points. The subordinated note includes reduction to the note principal balance of $798 thousand and $829 thousand for unamortized debt issuance costs as of March 31, 2016 and December 31 2015, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.47% and 2.23% at March 31, 2016 and December 31, 2015, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value.Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.               CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2016	Regulatory Minimum to be Well Capitalized	December 31, 2015	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital	11.8%	10.0%	11.9%	10.0%
Common Equity Tier 1 Capital	9.7	6.5	9.8	6.5
Tier 1 capital	9.9	8.0	9.9	8.0
Tier 1 leverage	7.7	5.0	7.7	5.0

Bank
Total capital	11.1%	10.0%	11.2%	10.0%
Common Equity Tier 1 Capital	9.9	6.5	9.9	6.5
Tier 1 capital	9.9	8.0	9.9	8.0
Tier 1 leverage	7.7	5.0	7.7	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common Equity Tier 1 Capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2016	December 31, 2015
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$24,023	$6,316
Net (loss) on effective cash flow hedging derivatives	(13,038)	(8,532)
Net unrealized holding (loss) on pension plans	(3,469)	(3,469)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(9,293)	(2,437)
Net (loss) on effective cash flow hedging derivatives	5,232	3,425
Net unrealized holding (loss) on pension plans	1,392	1,392
Accumulated other comprehensive income	$4,847	$(3,305)

The following table presents the components of other comprehensive income for the three months ended March 31, 2016 and 2015:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2016
Net unrealized holding gains on AFS securities:	x	x
Net unrealized gains arising during the period	$17,742	$(6,869)	$10,873
Less: reclassification adjustment for (gains) realized in net income	(36)	13	(23)
Net unrealized holding gain on AFS securities	17,706	(6,856)	10,850

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(4,914)	1,972	(2,942)
Less: reclassification adjustment for (gains) losses realized in net income	408	(164)	244
Net loss on cash flow hedging derivatives	(4,506)	1,808	(2,698)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for (gains) losses realized in net income	—	—	—
Net unrealized holding loss on pension plans	—	—	—
Other comprehensive income	$13,200	$(5,048)	$8,152

Three Months Ended March 31, 2015
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$9,371	$(3,617)	$5,754
Less: reclassification adjustment for (gains) realized in net income	(34)	12	(22)
Net unrealized holding loss on AFS securities	9,337	(3,605)	5,732

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	(3,901)	1,572	(2,329)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on cash flow hedging derivatives	(3,901)	1,572	(2,329)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for gains (losses) realized in net income	65	(26)	39
Net unrealized holding loss on pension plans	(1,531)	617	(914)
Other comprehensive income	$3,905	$(1,416)	$2,489

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2016 and 2015:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other Comprehensive Gain (Loss) Before reclassifications	10,873	(2,942)	—	7,931
Amounts Reclassified from Accumulated other comprehensive income	(23)	244	—	221
Total Other Comprehensive Income (Loss)	10,850	(2,698)	—	8,152
Balance at End of Period	$14,730	$(7,806)	$(2,077)	$4,847

Three Months Ended March 31, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$(1,368)	$6,579
Other Comprehensive Gain (Loss) Before reclassifications	5,754	(2,329)	(953)	2,472
Amounts Reclassified from Accumulated other comprehensive income	(22)	—	39	17
Total Other Comprehensive Income (Loss)	5,732	(2,329)	(914)	2,489
Balance at End of Period	$15,648	$(4,298)	$(2,282)	$9,068

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(in thousands)	2016	2015	is Presented
Realized (gains) on AFS securities:
	$(36)	$(34)	Non-interest income
	13	12	Tax expense
	(23)	(22)	Net of tax

Realized losses on cash flow hedging derivatives:
	408	—	Interest income
	(164)	—	Tax expense
	244	—	Net of tax

Realized loss on pension plans:
	—	65	Non-interest income
	—	(26)	Tax expense
	—	39	Net of tax
Total reclassifications for the period	$221	$17	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Net income	$16,001	$8,759

Average number of common shares issued	32,162	26,525
Less: average number of treasury shares	1,138	1,295
Less: average number of unvested stock award shares	513	427
Average number of basic common shares outstanding	30,511	24,803
Plus: dilutive effect of unvested stock award shares	119	89
Plus: dilutive effect of stock options outstanding	58	63
Average number of diluted common shares outstanding	30,688	24,955

Earnings per share:
Basic	$0.52	$0.35
Diluted	$0.52	$0.35

For the three months ended March 31, 2016, 394 thousand shares of restricted stock and 206 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the three months ended March 31, 2015, 338 thousand shares of restricted stock and 210 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2016 is presented in the following table:

		Non-vested Stock
		Awards Outstanding		Stock Options Outstanding
(Shares in thousands)		Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2015		488	$25.09	265	$21.11
Granted		105	27.78	—	—
Stock options exercised		—	—	(2)	14.88
Stock awards vested		(62)	24.69	—	—
Forfeited		(22)	24.39	—	—
Expired		—	—	—	—
March 31, 2016		509	$26.10	263	$21.10
Exercisable options,	March 31, 2016			262	$21.12

During the three months ended March 31, 2016 and 2015, proceeds from stock option exercises totaled $25 thousand and $116 thousand, respectively. During the three months ended March 31, 2016, there were 62 thousand shares issued in connection with vested stock awards. During the three months ended March 31, 2015, there were 82 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.2 million and $993 thousand during the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2016, the Company held derivatives with a total notional amount of $1.5 billion. That amount included $300.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges and non-hedging derivatives totaling $1.2 billion and $48.9 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value. Economic hedges included interest rate swaps totaling $1.0 billion, risk participation agreements with dealer banks of $62.7 million, and $56.8 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2016.

The Company pledged collateral to derivative counterparties in the form of cash totaling $7.5 million and securities with an amortized cost of $54.3 million and a fair value of $55.3 million as of March 31, 2016. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$100,000	2.8	0.43%	2.10%	$(3,685)
Forward-starting interest rate swaps on FHLBB borrowings	$200,000	3.1	—%	2.38%	$(9,352)
Total cash flow hedges	300,000				(13,037)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,837	13.7	0.81%	5.09%	(2,858)
Interest rate swaps on loans with commercial loan customers	511,698	5.5	2.32%	4.36%	(30,741)
Reverse interest rate swaps on loans with commercial loan customers	511,698	5.5	4.36%	2.32%	30,666
Risk Participation Agreements with Dealer Banks	62,672	14.3			27
Forward sale commitments	56,754	0.2			(447)
Total economic hedges	1,154,659				(3,353)

Non-hedging derivatives:
Interest rate lock commitments	48,916	0.2			802
Total non-hedging derivatives	48,916				802

Total	$1,503,575				$(15,588)
Information about derivative assets and liabilities at December 31, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	3.3	0.14%	2.29%	$(8,532)
Total cash flow hedges	300,000				(8,532)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,984	13.9	0.61%	5.09%	(2,450)
Interest rate swaps on loans with commercial loan customers	457,392	6.7	2.18%	4.49%	(17,143)
Reverse interest rate swaps on loans with commercial loan customers	457,392	6.7	4.49%	2.18%	17,129
Risk participation agreements with dealer banks	59,016	15.0			(56)
Forward sale commitments	44,840	0.2			53
Total economic hedges	1,030,624				(2,467)

Non-hedging derivatives:
Interest rate lock commitments	36,043	0.2			323
Total non-hedging derivatives	36,043				323

Total	$1,366,667				$(10,676)

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

The Company has entered into two interest rate swap contracts with an aggregate notional value of $100 million and four forward-starting interest rate swap contracts with an aggregate notional value of $200 million as of March 31, 2016. The four forward starting swaps will become effective in 2016. All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Interest rate swaps on FHLBB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(4,914)	$(3,901)

Reclassification of unrealized loss from accumulated other comprehensive income to interest expense	408	—

Net tax benefit (expense) on items recognized in accumulated other comprehensive income	1,808	1,572

Other comprehensive (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(2,698)	$(2,329)

Net interest expense recognized in interest expense on junior subordinated notes	$408	$—

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company anticipates reclassification of approximately $5.4 million.

Economic hedges
As of March 31, 2016, the Company has an interest rate swap with a $12.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(74.3) thousand of March 31, 2016. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) recognized in other non-interest income	$(539)	$(271)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(13,597)	(3,114)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	13,597	3,114
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(61)	1

Risk Participation Agreements:
Unrealized gain/(loss) recognized in other non-interest income	83	(9)

Forward Commitments:
Unrealized (loss) recognized in other non-interest income	(447)	(388)
Realized (loss) in other non-interest income	(383)	(91)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$802	$977
Realized gain in other non-interest income	849	755
Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. The Company had net asset positions with its commercial banking counterparties totaling $30.7 million and $17.1 million as of March 31, 2016 and December 31, 2015, respectively. The Company had net liability positions with its financial institution counterparties totaling $46.7 million and $28.2 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company did not have a net liability position with its commercial banking counterparties. The collateral posted by the Company that covered liability positions was $46.7 million and $28.2 million as of March 31, 2016 and December 31, 2015, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash Collateral
(in thousands)	Assets	Condition	Condition	Instruments	Received	Net Amount
March 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$106	$—	$106	$—	$—	$106
Commercial counterparties	30,666	—	30,666	—	—	30,666
Total	$30,772	$—	$30,772	$—	$—	$30,772

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash Collateral
(in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount
March 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(46,754)	$39	$(46,715)	$39,465	$7,250	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(46,754)	$39	$(46,715)	$39,465	$7,250	$—

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash Collateral
(in thousands)	Assets	Condition	Condition	Instruments	Received	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	17,129	—	17,129	—	—	17,129
Total	$17,169	$—	$17,169	$—	$—	$17,169

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash Collateral
(in thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—

NOTE 12. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,474	$14,474
Available-for-sale securities:
Municipal bonds and obligations	—	104,742	—	104,742
Government guaranteed residential mortgage-backed securities	—	66,089	—	66,089
Government-sponsored residential mortgage-backed securities	—	898,745	—	898,745
Corporate bonds	—	41,002	—	41,002
Trust preferred securities	—	11,617	—	11,617
Other bonds and obligations	—	3,203	—	3,203
Marketable equity securities	44,697	1,439	—	46,136
Loans held for sale (1)	—	14,789	—	14,789
Derivative assets	—	30,666	802	31,468
Derivative liabilities	304	46,610	143	47,057
(1) Loans held for sale excludes $1.1 million of loans for sale held shown on the balance sheet that are held at lower of cost or market.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,189	$14,189
Available-for-sale securities:
Municipal bonds and obligations	—	104,561	—	104,561
Government guaranteed residential mortgage-backed securities	—	69,858	—	69,858
Government-sponsored residential mortgage-backed securities	—	890,007	—	890,007
Corporate bonds	—	41,022	—	41,022
Trust preferred securities	—	11,901	—	11,901
Other bonds and obligations	—	3,141	—	3,141
Marketable equity securities	32,925	334	708	33,967
Loans Held for Sale	—	13,191	—	13,191
Derivative assets	45	17,130	332	17,507
Derivative liabilities		28,181		28,181

During the three months ended March 31, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data. There were no transfers between levels during the three months ended March 31, 2015.

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

			Aggregate Fair Value
March 31, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale (1)	$14,789	$14,297	$492
(1) Loans held for sale excludes $1.1 million of loans for sale held shown on the balance sheet that are held at lower of cost or market.

			Aggregate Fair Value
December 31, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$13,191	$12,914	$277

The changes in fair value of loans held for sale for the three months ended March 31, 2016 and March 31, 2015, were gains of $215 thousand and $214 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended March 31, 2016
December 31, 2015	$14,189	$708	$323	$9
Sale of AFS security	—	—	—	—
Unrealized gain, net recognized in other non-interest income	433	—	1,206	—
Unrealized gain included in accumulated other comprehensive loss	—	—	—	(152)
Paydown of trading security	(148)	—	—	—
Transfers to Level 2	—	(708)	—	—
Transfers to held for sale loans	—	—	(727)	—
March 31, 2016	$14,474	$—	$802	$(143)

Unrealized gains (losses) relating to instruments still held at March 31, 2016	$2,637	$—	$802	$(143)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended March 31, 2015
December 31, 2014	$14,909	$2,326	$625	$(93)
Purchase of Marketable Equity Security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	203	—	1,730	—
Unrealized gain included in accumulated other comprehensive loss	—	(280)	—	—
Paydown of trading account security	(142)	—	—	—
Transfers to held for sale loans	—	—	(1,378)	—
March 31, 2015	$14,970	$719	$977	$(93)

Unrealized gains (losses) relating to instruments still held at March 31, 2015	$2,558	$(51)	$977	$(93)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and (liabilities) is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,474	Discounted Cash Flow	Discount Rate	1.95%
Forward Commitments	(143)	Historical Trend	Closing Ratio	91.70%
		Pricing Model	Origination Costs, per loan	$2,500
Interest Rate Lock Commitment	802	Historical Trend	Closing Ratio	91.70%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,133

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,189	Discounted Cash Flow	Discount Rate	2.49%
Securities Available for Sale	708	Discounted Cash Flow	Median Peer Price/ Tangible Book Value Percentage Multiple	88.52%
Forward Commitments	9	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Interest Rate Lock Commitment	323	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,229

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2016	December 31, 2015	Three months ended March 31, 2016	Fair Value Measurement Date as of March 31, 2016
	Level 3	Level 3	Total	Level 3
(In thousands)	Inputs	Inputs	Gains (Losses)	Inputs
Assets
Impaired loans	$22,726	$11,657	$11,069	March 2015
Capitalized mortgage servicing rights	5,626	5,187	—	February 2015
Other real estate owned	1,440	1,725	(54)	February 2014 - October 2015
Total	$29,792	$18,569	$11,015

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	March 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$22,726	Fair value of collateral	Loss severity	0.18% to 40.89% (5.95%)
			Appraised value	$7.0 to $4,469.60 ($2,947.50)
Capitalized mortgage servicing rights	5,626	Discounted cash flow	Constant prepayment rate (CPR)	7.47% to 12.79% (10.57%)
			Discount rate	10.00% to 15.00% (11.04)
Other real estate owned	1,440	Fair value of collateral	Appraised value	$39 to $1,200.0 ($929.9)
Total	$29,792

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$11,657	Fair value of collateral	Loss severity	0.05% to 29.50% (7.55%)
			Appraised value	$46.3 to $1,962.0 ($999.7)
Capitalized mortgage servicing rights	5,187	Discounted cash flow	Constant prepayment rate (CPR)	7.17% to 12.06% (10.02%)
			Discount rate	10.00% to 15.00% (10.88%)
Other real estate owned	1,725	Fair value of collateral	Appraised value	$39 to $1,200.0 ($919.9)
Total	$18,569

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2016 and December 31, 2015.

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

	March 31, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$68,817	$68,817	$68,817	$—	$—
Trading security	14,474	14,474	—	—	14,474
Securities available for sale	1,171,534	1,171,534	44,697	1,126,837	—
Securities held to maturity	128,196	134,707	—	—	134,707
FHLB bank stock and restricted securities	60,261	60,261	—	60,261	—
Net loans	5,686,635	5,758,744	—	—	5,758,744
Loans held for sale	15,919	15,919	—	15,919	—
Accrued interest receivable	22,739	22,739	—	22,739	—
Cash surrender value of bank-owned life insurance policies	126,136	126,136	—	126,136	—
Derivative assets	31,468	31,468	—	30,666	802
Assets held for sale	839	839	—	839	—

Financial Liabilities
Total deposits	$5,584,390	$5,585,721	$—	$5,585,721	$—
Short-term debt	940,700	940,721	—	940,721	—
Long-term Federal Home Loan Bank advances	140,196	140,815	—	140,815	—
Subordinated borrowings	89,027	84,079	—	84,079	—
Derivative liabilities	47,057	47,057	304	46,610	143

	December 31, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$103,562	$103,562	$103,562	$—	$—
Trading security	14,189	14,189	—	—	14,189
Securities available for sale	1,154,457	1,154,457	32,925	1,120,824	708
Securities held to maturity	131,652	136,904	—	—	136,904
FHLB bank stock and restricted securities	71,018	71,018	—	71,018	—
Net loans	5,685,928	5,727,570	—	—	5,727,570
Loans held for sale	13,191	13,191	—	13,191	—
Accrued interest receivable	20,940	20,940	—	20,940	—
Cash surrender value of bank-owned life insurance policies	125,233	125,233	—	125,233	—
Derivative assets	17,507	17,507	45	17,130	332
Assets held for sale	278	278	—	278	—

Financial Liabilities
Total deposits	$5,589,135	$5,582,835	$—	$5,582,835	$—
Short-term debt	1,071,200	1,071,044	—	1,071,044	—
Long-term Federal Home Loan Bank advances	103,135	103,397	—	103,397	—
Subordinated borrowings	89,812	93,291	—	93,291	—
Derivative liabilities	28,181	28,181	—	28,181	—

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net interest income	$57,697	$45,493
Provision for loan losses	4,006	3,851
Net interest income after provision for loan losses	$53,691	$41,642

NOTE 14. SUBSEQUENT EVENTS

On April 29, 2016, the Company acquired the business model of 44 Business Capital, LLC, as well as certain small business loans and other assets of Parke Bank's SBA 7(a) loan program operations.

The transaction was completed for aggregate cash and stock consideration of $56.9 million and $1.2 million, respectively. Approximately 45 thousand shares representing the aggregate stock consideration were issued to the four principals of a member entity of 44 Business Capital, LLC. As a result of the proximity of the closing of the transaction to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair value of the assets acquired. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

This purchase and assumption agreement had no significant effect on the Company’s financial statements for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2016 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments during the current period are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 40.1% marginal income tax rate. In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

Berkshire Hills Bancorp (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank operates under the brand America’s Most Exciting Bank®.

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

Shown below is a profile of the Company:

On April 17, 2015, Berkshire completed the acquisition of Springfield, MA based Hampden Bancorp, Inc. (“Hampden"). On August 7, 2015, Berkshire Bank completed the acquisition of Firestone Financial Corp. (“Firestone”), a commercial specialty finance company providing secured installment loan equipment financing for small and medium-sized businesses. On April 29, 2016, Berkshire acquired certain assets related to the SBA lending operations of 44 Business Capital LLC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Form 10-Qs.

	At or for the
	Three Months Ended March 31,
	2016	2015
PER COMMON SHARE DATA
Adjusted earnings, diluted (1)	$0.54	$0.50
Net earnings, diluted	0.52	0.35
Tangible book value	18.44	17.46
Total book value	29.18	28.36
Dividends	0.20	0.19
Common stock price:
High	28.93	27.92
Low	24.71	24.27
Close	26.89	27.70

PERFORMANCE RATIOS (2)
Adjusted return on assets	0.85%	0.76%
Return on assets	0.82	0.54
Adjusted return on equity	7.40	7.06
Adjusted return on tangible equity	12.20	12.14
Return on equity	7.19	5.00
Net interest margin, fully taxable equivalent (FTE) (3)	3.33	3.18
Net interest margin, excluding purchased loan accretion and FTE	3.21	3.15
Fee income/Net interest and fee income	21.04	23.25
Efficiency ratio	59.86	63.27

GROWTH
Total commercial loans, (annualized, excluding merger impacts)	6%	14%
Total loans, (annualized, excluding merger impacts)	—	4
Total deposits, (annualized, excluding merger impacts)	—	6
Total net revenues, (compared to prior year)	26	23
Core earnings per share, (compared to prior year)	8	19
Earnings per share, (compared to prior year) (4)	49	N/M

FINANCIAL DATA: (In millions)
Total assets	$7,808	$6,571
Total earning assets	7,142	5,993
Total investments	1,374	1,216
Total borrowings	1,170	1,046
Total loans	5,727	4,729
Allowance for loan losses	40	36
Total intangible assets	334	275
Total deposits	5,584	4,720
Total common stockholders’ equity	906	716
Adjusted income	16.5	12.4
Net Income	16.0	8.8
	x
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (current quarter annualized)/average loans	0.23%	0.28%
Allowance for loan losses/total loans	0.70	0.77
Loans/deposits	103	100
Shareholders' equity to total assets	11.60	10.90
Tangible shareholders' equity to tangible assets (6)	7.66	7.00

	At or for the
	Three Months Ended March 31,
	2016	2015
FOR THE PERIOD: (In thousands)
Net interest income	$57,697	$45,493
Non-interest income	15,630	12,562
Provision for loan losses	4,006	3,851
Non-interest expense	47,100	45,148
Net income	16,001	8,759
Adjusted Income (non-GAAP)	16,489	12,374
_______________________________________
(1)   Adjusted income and adjusted earnings are non-GAAP financial measures that the Company believes provide investors with information that is useful in understanding our financial performance and condition. Refer to the Reconciliation of Non-GAAP Financial Measures on page 62 for additional information.
(2)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(3) Fully taxable equivalent considers the impact of tax advantaged investments and loans.
(4) N/M means not meaningful.
(5)  Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.
(6) Tangible assets are total assets less total intangible assets.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2016		2015
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$2,079	4.18%	$1,647	4.12%
Commercial and industrial loans	1,027	5.04	807	3.70
Residential mortgages	1,798	3.86	1,470	3.94
Consumer loans	808	3.44	765	3.23
Total loans (1)	5,712	4.13	4,689	3.86
Investment securities (2)	1,343	3.26	1,177	3.10
Short term investments & loans held for sale (3)	56	0.91	55	1.40
Total interest-earning assets	7,111	3.93	5,921	3.67
Intangible assets	334		276
Other non-interest earning assets	346		300
Total assets	$7,791		$6,497

Liabilities and stockholders’ equity
Deposits:
NOW	$484	0.13%	$423	0.14%
Money market	1,417	0.49	1,409	0.40
Savings	603	0.13	502	0.15
Time	2,064	0.99	1,420	0.92
Total interest-bearing deposits	4,568	0.63	3,754	0.53
Borrowings and notes (4)	1,222	1.19	1,107	0.85
Total interest-bearing liabilities	5,790	0.75	4,861	0.61
Non-interest-bearing demand deposits	1,026		870
Other non-interest earning liabilities	84		65
Total liabilities	6,900		5,796

Total shareholders’ equity (2)	891		701
Total liabilities and stockholders’ equity	$7,791		$6,497
Net interest spread		3.18%		3.06%
Net interest margin (5)		3.33		3.18
Cost of funds		0.64		0.51
Cost of deposits		0.51		0.43

Supplementary data
Total deposits (In millions)	$5,594		$4,624
Fully taxable equivalent income adj. (In thousands)	1,134		889
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)	Purchased loan accretion totaled $2.1 million and $320 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, merger costs, restructuring costs, and systems conversion costs. Non-operating adjustments are presented net of an adjustment for income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to operating income.

The Company calculates adjusted earnings per share based on its measure of earnings from ongoing operations. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s operating performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The efficiency ratio is adjusted for non-operating revenue and expense items and for tax preference items. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, and professional fees. Restructuring costs primarily consist of costs and losses associated with the disposition of assets and lease terminations. The Company’s disclosures of organic growth of loans and deposits in 2015 exclude balances acquired through the business combinations with Hampden Bancorp and Firestone Financial, and in 2016 are adjusted for two branches held for sale.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Quarters Ended
		March 31, 2016	March 31, 2015
(in thousands)
Net income (GAAP)		$16,001	$8,759
Adj: Gain on sale of securities, net		(36)	(34)
Adj: Merger and acquisition expense		527	3,275
Adj: Restructuring and conversion expense		253	1,146
Adj: Income taxes		(256)	(772)
Total adjusted income (non-GAAP)	(A)	$16,489	$12,374

Total revenue (GAAP)		$73,327	$58,055
Adj: Gain on sale of securities, net		(36)	(34)
Total operating revenue (non-GAAP)	(B)	$73,291	$58,021

Total non-interest expense (GAAP)		$47,100	$45,148
Less: Total non-operating expense (see above)		(780)	(4,421)
Operating non-interest expense (non-GAAP)	(C)	$46,320	$40,727

(in millions, except per share data)
Total average assets	(D)	$7,791	$6,497
Total average shareholders’ equity	(E)	891	701
Total average tangible shareholders’ equity	(F)	557	426
Total tangible shareholders’ equity, period-end (1)	(G)	572	441
Total common shares outstanding, period-end (thousands)	(H)	31,039	25,253
Average diluted shares outstanding (thousands)	(I)	30,688	24,955

Adjusted earnings per share, diluted	(A/I)	$0.54	$0.50
Tangible book value per share, period-end	(G/H)	$18.44	$17.46

Performance ratios (2)
Adjusted return on assets	(A/D)	0.85%	0.76%
Adjusted return on equity	(A/E)	7.40	7.06
Adjusted return on tangible equity (3)	(A/F)	12.20	12.14
Efficiency ratio	(C-L)/(B+J+M)	59.86	63.27

Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(J)	$1,588	$4,034
Non-interest income charge on tax-credit investments (5)	(K)	(1,101)	(2,851)
Net income on tax-credit investments	(J+K)	487	1,183
Intangible amortization	(L)	819	901
Fully taxable equivalent income adjustment	(M)	1,134	889
_______________________________________

(1)	Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end.

(2)	Ratios are annualized and based on average balance sheet amounts, where applicable.

(3)	Adjusted return on tangible equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 40% marginal rate, by tangible equity.

(4)
The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation, low-income housing, new market projects, and renewable energy projects.

(5)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

SUMMARY
Berkshire recorded an 8% increase in first quarter adjusted earnings per share to $0.54 in 2016 from $0.50 in 2015. The earnings improvement was driven by 26% revenue growth produced by the Company’s expanded operations. First quarter GAAP EPS increased year-over-year to $0.52 from $0.35. GAAP results in both periods included net charges primarily related to acquisitions and restructuring activities.

Berkshire’s results in 2016 include the Hampden operations acquired on April 17, 2015 and the Firestone operations acquired on August 7, 2015. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued for merger consideration.

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

First quarter financial highlights included the following (comparisons are to prior quarter unless otherwise stated):

•	3% increase in total revenue

•	6% annualized commercial loan growth

•	3.33% net interest margin

•	7% increase in fee income

•	2% decrease in non-interest expense

•	59.9% efficiency ratio

•	0.28% non-performing assets/assets

•	0.23% net loan charge-offs/average loans

Berkshire maintained its growth momentum in the first quarter of 2016 compared to the linked quarter. Its commercial teams posted healthy loan growth and fee income increased in most major categories. The yield on earning assets improved and mortgage banking operations benefited from the increase in volume. The Company managed constructively through the volatility in the financial markets early in the year to achieve its goals for the first quarter.

Berkshire’s teams were active across many fronts. The Company announced that its community support exceeded $2 million in 2015, which supplements the 40,000 hours of community service from Berkshire’s employees. The Bank strengthened its wealth and mortgage teams and introduced a new channel for customer support “text AMEB1” via SMS texting, providing a convenient and efficient experience for the customer. The Company was focused on prospects for expanding its market success in 2016 and leveraging its franchise investment to further boost shareholder value.

Berkshire declared and paid a cash dividend of $0.20 per share in the first quarter of 2016. The dividend was increased by 5% from $0.19 in prior quarters, following an increase from $0.18 in the first quarter of 2015. The dividend equated to a 3% annualized yield based on the $26.71 average closing price of Berkshire’s common stock during the most recent quarter.

In 2016, Berkshire is emphasizing the development of its fee revenue sources and ongoing origination of tax credit related investment projects. The Company also is actively managing its balance sheet to support its financial and market goals. The unexpected decrease in long term rates in the first quarter is expected to prolong margin pressures in the industry. The Company completed the purchase of the business platform of 44 Business Capital on April 29, 2016. This nationally recognized SBA loan originator is expected to contribute to fee income growth, extend Berkshire’s market reach to the mid-Atlantic area, and to integrate with Berkshire’s current SBA and commercial lending operations. Berkshire is also working to expand its secondary market capabilities across several loan categories through its financial institution banking initiatives.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015
Summary: Total assets, loans, and deposits did not change materially from year-end 2015, as the Company took advantage of opportunities to sell certain loans and deposits and this offset other growth from business activities. Asset quality measures remained comparatively favorable and capital metrics improved based on retained earnings. Tangible book value per share measured $18.44 at period-end, and total book value measured $29.18 per share.

Securities: Total investment securities increased by 1% in the first quarter of 2016. Available for sale securities increased by $17 million, or 1%, due to $18 million in appreciation in the unrealized gain as a result of the decline in long term interest rates during the quarter. The Company added $11 million in equity securities, which contributed to an increase in the securities yield to 3.26% from 2.96% in the prior quarter. The Company is adjusting the mix of mortgage backed, municipal, and equity securities with a goal of supporting the securities yield. The period-end average life of the bond portfolio was 4.4 years, compared to 4.9 years at year-end 2015; this reflected the shorter expected average lives of mortgage backed securities based on the drop in long term interest rates.

Loans: Total loans were flat in the first quarter. Annualized growth of 8% in commercial real estate and consumer loans was offset by a quarterly 3% decrease in residential mortgages. Most new mortgage originations were sold into the secondary market and the Company additionally sold $65 million in seasoned mortgages, resulting in a $61 million decrease in total mortgages during the quarter to $1.75 billion. The Company targets future net loan growth led by its diversified commercial lending operations.

The purchase of the operations of 44 Business Capital in the second quarter of 2016 included the purchase, subject to final settlement, of certain SBA loans, which consists of the unguaranteed portion of SBA loans originated by that group. The purchase also included rights to service certain SBA loans consisting of the guaranteed portion of SBA loans originated and sold by the 44 Business Capital team.

The loan yield decreased by 2 basis points to 4.13% in the first quarter compared to the prior quarter due to the decrease in purchased loan accretion. Measured before accretion, the loan yield increased by 1 basis point to 3.99%. The 5 basis point estimated benefit of the Federal Reserve rate hike in December 2015 was mostly offset by yield compression primarily in the commercial portfolio. The tenor of the portfolio did not change significantly during the quarter, with 33% of loans contractually repricing within one year, 26% repricing in one to five years, and 41% repricing over five years at period-end.

Asset Quality. Asset quality metrics remained favorable and improved slightly from the prior quarter. First quarter annualized net loan charge-offs measured 0.23% of average loans and period-end non-performing assets were 0.28% of total assets. Accruing delinquent loans were 0.33% of total loans, including accruing loans over 90 days past due measuring 0.07% of total loans. Loans identified as troubled debt restructurings were little changed at $24 million. Loans which became non-accruing totaled $6 million which was within the general run rate range of $4 - 10 million experienced for a number of recent quarters. At period-end, the total contractual balance of purchased credit impaired loans was $33 million, with an $18 million carrying value. The $15 million discount included $7 million in accretable yield and $8 million in nonaccretable discount.

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

The loan loss allowance increased by $1 million to $40 million in the first quarter of 2016. Due to a change in the mix of loans, the allowance increased to 0.70% of total loans from 0.69%. For loans from business activities, this ratio increased to 0.77% from 0.76%. At period-end, the allowance provided 3.1X coverage of annualized quarterly net charge-offs and 1.9X coverage of period-end non-accrual loans. Criticized loans were unchanged at 1.9% of total assets and potential problem loans (classified accruing loans from business activities) totaled $65 million, compared to $61 million at the start of the period. The ratio of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance declined to 20% from 24% during the quarter.

Deposits. Total deposits were flat during the first quarter. The Company recorded $30 million in deposits as held for sale and transferred this balance to other liabilities. This was the result of an agreement to sell two small outlying New York branches which did not conform to the Company’s strategic objectives. This sale is targeted for completion in the third quarter. This sale is not expected to result in a material gain or loss, or to have a material impact on total revenue and expense. Excluding this transfer, total deposits increased at a 2% annualized rate during the quarter due to a $79 million increase in time deposits. Transaction account balances decreased from the unusually high levels at year-end. The Company targets future growth in transaction and relationship deposit balances based on market share expansion in its growing franchise. The cost of deposits increased by 3 basis points compared to the linked quarter due to the increase in higher cost time accounts as well as higher rates paid on money market accounts. The loans/deposits ratio was little changed at 102.5% at period-end.

Borrowings, Derivative Financial Instruments and Hedging Activities. Berkshire reduced total borrowings by $94 million to $1.17 billion in the first quarter of 2016 which was funded from excess liquid assets and growth in time deposits. Compared to the linked quarter the cost of borrowings increased by 23 basis points to 1.19% compared to the prior quarter due to the December Fed rate hike and the cost of the start of the effective period of the Company’s interest rate swaps.

The Company used borrowings to initially fund the purchase of loans, business operations, and servicing rights related to the 44 Business Capital purchase agreement on April 29, 2016.

The notional balance of derivative financial instruments increased by $137 million to $1.50 billion due to increased demand for commercial loan interest rate swaps following the decrease in long term interest rates at the start of the year. The first $100 million of the Company’s $300 million in forward starting interest rate swaps became effective during the quarter, with an additional $100 million becoming effective in the second quarter and the $100 million balance becoming effective in the third quarter. The total average pay rate of these swaps is 2.29%. The total unrealized loss on derivative instruments increased to $16 million from $11 million due to the decrease in long term interest rates.

Shareholders’ Equity. Total equity increased during the quarter by $19 million to $906 million including $10 million in retained earnings and an $8 million increase in other comprehensive income further discussed below. The ratio of tangible equity/assets increased to 7.7% from 7.4% and the ratio of total equity/assets increased to 11.6% from 11.3%. The Bank’s ratio of total capital to risk based assets decreased slightly to 11.1% from 11.2% due to the lower proportion of residential mortgages to total loans and based on capital calculations effective as of quarter-end and total bank regulatory capital of $648 million.

The second quarter purchase of the 44 Business Capital assets is expected to be accounted for as a business combination. The Company issued approximately 45 thousand shares valued at $1.2 million in addition to cash consideration paid for this combination. The Company expects to record goodwill and intangible assets for this combination based on accounting analysis to be completed in the future. In addition to shares held in Treasury, a Bank subsidiary also owns 109 thousand Berkshire shares as a result of the conversion of Hampden shares, and these shares are also excluded from shares outstanding. These shares were reduced from 169 thousand during the quarter as a result of a repurchase of 60 thousand shares by the parent at market price: this had no impact on consolidated shares outstanding.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Summary. Most revenue and expense amounts increased due to the growth in operations from acquisitions and business activities. Earnings have benefited from positive operating leverage resulting from 26% year-over year revenue growth.

The first quarter adjusted return on tangible equity increased year-over-year to 12.2% in 2016 from 12.1% in 2015. GAAP return on equity improved to 7.2% from 5.0%. This primarily reflected the decrease in merger and restructuring charges from the first quarter of 2015 which included net costs related to the Hampden acquisition. The efficiency ratio improved to 59.9% from 63.3% due to the benefit of synergies from expanded operations.

Berkshire recorded a 8% increase in first quarter adjusted earnings per share to $0.54 in 2016 from $0.50 in 2015. The earnings improvement was driven 26% revenue growth produced by the Company's expanded operations. First quarter GAAP EPS increased year-over-year to $0.52 from $0.35. GAAP results in both periods included net charges primarily related to acquisitions and restructuring activities.

Adjusted earnings per share were flat in the most recent quarter compared to the prior two quarters, which also included the operations acquired in 2015. These earnings were up 4% before the impact of tax credit related investments. This reflected organic revenue growth and expense discipline and the asset sensitive interest rate profile, and was achieved despite the pressures of ongoing low interest rates. Quarterly adjusted EPS has been stable or improving in all consecutive quarters since the beginning of 2014.

The acquisition of the 44 Business Capital operations is expected to contribute additional revenue and expense beginning in the second quarter of 2016, and to adjusted earnings per share during the year. The primary benefit is expected to be from increased originations and sales of SBA loans, together with interest income on the acquired loans and fee income on the acquired servicing portfolio.

Revenue. First quarter net revenue increased year-over-year by $15 million, or 26%, to $73 million. Most of this growth was in net interest income. Berkshire is developing fee revenue synergies as part of its long term goal of increasing fee income to 30% of total revenue from 21% in the most recent quarter. Berkshire’s first quarter revenue increased by 3% over the linked quarter, including a 7% increase in fee income. Annualized first quarter net revenue per share measured $9.56 in 2016 and $9.31 in 2015.

Net Interest Income. First quarter net interest income increased year-over-year by $12 million, or 27%, to $58 million. This included the benefit of a 20% increase in average earning assets due to growth from acquisitions and business activities. The net interest margin increased year-over-year to 3.33% from 3.18%. This included the benefit of higher yields on acquired Hampden and Firestone loans. The loan yield in the current quarter also included an estimated 5 basis point benefit from the increase in short term rates that resulted from the 25 basis point hike in the Fed Funds rate near the end of 2015. Additionally, Berkshire has managed its earning asset mix and pricing over the last year to minimize the impacts of yield compression from the ongoing low interest rate environment. In 2016, the Company expects to actively manage its balance sheet to achieve its earnings and risk management objectives.

Net interest income includes purchased loan accretion which primarily consists of recoveries on the resolution of purchased credit impaired loans. First quarter accretion totaled $2.1 million in 2016 and $0.3 million in 2015. Excluding this accretion, the net interest margin totaled 3.21% and 3.15% in these periods, respectively. The cost of funds has increased due to the reliance on higher cost sources to fund growth. Higher borrowings costs due to the Fed rate hike increased the cost of funds by 2 basis points in the most recent quarter, as did the initial fixed interest rate on swaps that became effective. As the remaining swaps become effective, funds costs are expected to increase approximately another 2 basis points in the second quarter, and a further 3 basis points in the third quarter. The net interest margin in the most recent quarter decreased by 2 basis points compared to the prior quarter. The funding cost pressures, together with asset yield compression and declining purchased loan accretion, are expected to further reduce the net interest margin during the course of 2016.

Non-Interest Income. First quarter non-interest income increased year-over-year by $3 million, or 24%, to $16 million. Fee income increased by $2 million, or 12%, to $15 million. Growth was concentrated in loan fee income, which includes revenue from the sale of commercial loan interest rate swaps and seasoned loans. Deposit related fees decreased to 0.44% of deposits from 0.49% due to the lower fees on Hampden balances and the higher reliance on time deposits. The category of other non-interest income includes the charge for the amortization of tax credit related investments, which is more than offset by credits to income tax expense. The tax credit benefit decreased in the most recent quarter, and the first quarter amortization charge decreased to $1.1 million from $2.9 million in 2015.

Loan Loss Provision. The provision for loan losses increased year over year by $0.2 million, or 4%, to $4.0 million. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to changes in mix of loans from business activities.

Non-Interest Expense. First quarter non-interest expense increased year-over-year by $2 million, or 4%, to $47 million. Excluding merger and restructuring expense, adjusted non-interest expense increased by $6 million, or 14%. The ratio of adjusted non-interest expense to average assets decreased to 2.38% from 2.51%, reflecting the benefit of the Company’s growth and restructuring activities. Adjusted non-interest expense decreased by 2% compared to the linked quarter and total full time equivalent staff decreased to 1,208 from 1,221 during the quarter. The decrease compared to the linked quarter included additional cost synergies and disciplined spending management during the recent period of financial market volatility. First quarter merger and restructuring expense was $0.02 per share after-tax in 2016 compared to $0.14 in 2015. The expense in 2016 was related to the Firestone systems conversion and the sale of the Tennessee branch in the prior quarter. The higher expense in 2015 was primarily related to the Hampden acquisition.

Income Tax Expense. The first quarter effective income tax rate was 28% in 2016 compared to 3% in 2015. The tax rate reflects the ongoing benefit of components described in the notes to the financial statement included in the 2015 Form 10-K. The primary reason for the first quarter change in the tax rate was the reduction in the benefits related to the Company’s tax credit investment projects. This benefit includes tax credits and deductions generated primarily from investment in historic rehabilitation and low income housing projects. The benefit of the tax credits measured 5% of pretax income in the most recent quarter, compared to 32% in the first quarter of 2015. Additionally, first quarter 2015 earnings were reduced by the Hampden merger related charges, which had the effect of reducing the effective income tax rate due to the higher proportional benefit of other tax preference items.

The Company’s first quarter earnings per share included a $0.02 benefit in 2016 from tax credit investment projects, compared to a $0.05 benefit in 2015 (net of the amortization charge to non-interest income). The benefit of these investments can be variable from quarter to quarter depending on the origination of new investments, the construction of the projects, and the timing of tax accounting components. The Company is currently involved with new projects for historic rehabilitation, low income housing, and alternative energy investments which are targeted to provide additional benefit and result in a lower tax rate in the second half of 2016. In addition to providing attractive earnings and investment returns, these projects support Berkshire's lending function and relationships in the region that are developing valuable new projects in Berkshire’s communities that support economic and social outcomes that are favored by the tax code. The Company views itself as competitively well positioned to provide these comprehensive solutions as a leading regional provider in its markets.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income consists primarily of changes in the net fair value of available for sale securities and derivative hedges, net of related income taxes. Long term interest rates decreased in the first quarter of both 2016 and 2015. The securities portfolio is larger than the portfolio of derivative hedges, and the gain on these fixed rate assets exceeded the loss on the fixed rate interest rate swaps. As a result, other comprehensive income was positive in both periods.

Liquidity and Cash Flows. Total assets, loans, and deposits did not change materially from year-end 2015. Borrowings were paid down from excess liquid assets and growth in time deposits. Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset liability objectives. In select cases, the Bank provides insured brokered reciprocal money market deposits to large institutional accounts to supplement its deposit insurance protection.

The Bank is also expanding its use of short term institutional borrowings and FHLBB borrowings will continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company also uses interest rate swaps in managing its funds sources and uses. As of March 31, 2016, the Bank had approximately $722 million in borrowing availability with the Federal Home Loan Bank.

Berkshire Hills Bancorp had a cash balance totaling $35 million as of March 31, 2016 which was on deposit with Berkshire Bank. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $8 million in dividends to the Parent in the first quarter of 2016. The Parent purchased $11 million in equity securities during the quarter. It has a $10 million revolving line of credit provided by a correspondent bank; this was fully utilized at period-end. The primary long run uses of funds by the Parent include the payment of cash dividends on common stock and debt service. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations.

Capital Resources. Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the “Shareholders’ Equity” note to the consolidated financial statements. At March 31, 2016, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2015 Form 10-K.

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

On April 29, 2016, the Company issued approximately 45 thousand shares of stock as a component of the consideration paid for the Bank’s acquisition of the assets and operations of 44 Business Capital LLC.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2015 Form 10-K and information relating to payments due under contractual obligations is presented in the 2015 form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. Aside from completing the acquisition of assets and operations from 44 Business Capital and entering into an agreement to sell two branches, there have been no significant changes in off-balance sheet arrangements and contractual obligations since year-end 2015. Berkshire expects to enter into more derivative financial contracts and off-balance sheet arrangements as a result of taking on the SBA loan secondary marketing operations of 44 Business Capital, as well as other initiatives it is pursuing as part of its financial institutions banking initiative.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at March 31, 2016 compared to December 31, 2015. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, and the change in the premium value of loans during the most recent quarter was primarily related to the decrease in long term interest rates during the quarter.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the way that the Company measures market risk in the first quarter of 2016. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2015. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped and shocked interest rate changes on net interest income in the one year, two year, and three year time horizons, including parallel shifts and yield curve twists. The Company also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

As of March 31, 2016, there were no significant changes in the Company’s methodologies for measuring the sensitivity of net interest income to changes in market interest rates. The Company remains modestly asset sensitive in most interest rate parallel shift scenarios. Increases in interest rates which result from a parallel shift in the yield curve generally result in higher interest income in most future periods compared to the base scenario of unchanged interest rates.

The balance sheet was comparatively stable during the quarter, with no significant change in total assets, total loans, and total deposits. The decrease in residential mortgages modestly shortened the Company’s longest duration assets. The decrease in borrowings was largely offset by higher time deposits, which decreased the interest sensitivity of funds. The decrease in long term interest rates resulted in more pressure on modeled net interest margins and lower base case net interest income in a flat rate environment, compared to year-end. The shorter modeled lives of assets with prepayment risk improved the positive sensitivity of assets to interest rate increases, and therefore asset sensitivity to future interest rate increases improved modestly compared to the lower modeled net interest income at period-end. Similarly, the economic value of equity at risk improved modestly. Modeled net interest income in the scenario represented by the forward yield curve at period-end was modestly positive to the base case of flat interest rates at that date. This forward curve scenario anticipated further gradual increases in short term interest rates, with little change in long term rates. Through its pricing disciplines and mix of business, Berkshire’s goal is to manage its balance sheet to minimize margin compression in the event that interest rates do not rise during the effective period of the swaps.

In addition to modeling market risk in relation to net interest income, the Company also models net income at risk in various interest rate scenarios. Various sources of fee income, including interest rate swap income and mortgage banking revenue, are sensitive to interest rates. Other components of revenue and expense are also considered and net income estimates include the impact of income taxes on modeled changes. Management considers the risks to net income in evaluating its overall asset liability management and strategies. The Company’s initiatives to build fee income in 2016, including the recent acquisition of 44 Business Capital, are intended over the long run to reduce risks to net income related to changes in interest rates.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS

As of March 31, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, other than the item noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint claims to have been filed on behalf of a purported class of the Bank's depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. The complaint seeks, in part, compensatory, consequential, and statutory damages. The Company and the Bank deny the allegations contained in the complaint and intend to vigorously defend this lawsuit.

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in the Company’s Risk Factors during the first quarter of 2016.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                 No Company unregistered securities were sold during the quarter ended March 31, 2016.
(b)                 Not applicable.
(c)                  The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2016.

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2016	—	$—	—	500,000
February 1-29, 2016	—	—	—	500,000
March 1-31, 2016	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of March 31, 2016, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
2.2
Agreement and Plan of Merger, dated as of May 21, 2015, by and among Firestone Financial Corp., Berkshire Hills Bancorp, Inc., Berkshire Bank, Jacob Acquisition LLC, and David S. Cohen, solely in his capacity as the representative of the Firestone security holders (2)

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc.(4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
(2) Incorporated herein by reference from Exhibits to the Form 8-K as filed on May 22, 2015.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2016	By:	/s/ Michael P. Daly
Michael P. Daly
President and Chief Executive Officer

Dated: May 10, 2016	By:	/s/ Josephine Iannelli
Josephine Iannelli
Senior Executive Vice President, Chief Financial Officer