Form 10-Q
period 2016-06-30
BERKSHIRE HILLS BANCORP INC
filed 2016-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The Registrant had 31,139,213 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2016.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$58,332	$72,918
Short-term investments	16,247	30,644
Total cash and cash equivalents	74,579	103,562
Trading security, at fair value	14,479	14,189
Securities available for sale, at fair value	1,073,370	1,154,457
Securities held to maturity (fair values of $141,544 and $136,904)	132,010	131,652
Federal Home Loan Bank stock and other restricted securities	68,242	71,018
Total securities	1,288,101	1,371,316
Loans held for sale	22,450	13,191
Commercial real estate	2,237,582	2,059,767
Commercial and industrial loans	1,034,559	1,048,263
Residential mortgages	1,843,600	1,815,035
Consumer loans	884,560	802,171
Total loans	6,000,301	5,725,236
Less: Allowance for loan losses	(41,397)	(39,308)
Net loans	5,958,904	5,685,928
Premises and equipment, net	86,274	88,072
Other real estate owned	595	1,725
Goodwill	339,929	323,943
Other intangible assets	9,057	10,664
Cash surrender value of bank-owned life insurance policies	127,000	125,233
Deferred tax assets, net	32,945	42,526
Other assets	103,825	64,926
Total assets	$8,043,659	$7,831,086

Liabilities
Demand deposits	$1,050,220	$1,081,860
NOW deposits	489,734	510,807
Money market deposits	1,415,041	1,408,107
Savings deposits	611,627	601,761
Time deposits	2,090,102	1,986,600
Total deposits	5,656,724	5,589,135
Short-term debt	1,110,320	1,071,200
Long-term Federal Home Loan Bank advances	120,844	103,135
Subordinated borrowings	89,072	88,983
Total borrowings	1,320,236	1,263,318
Other liabilities	143,279	91,444
Total liabilities	$7,120,239	$6,943,897
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 32,321,962 shares issued and 31,156,292 shares outstanding in 2016; 32,321,962 shares issued and 30,973,986 shares outstanding in 2015)	322	322
Additional paid-in capital	744,810	742,619
Unearned compensation	(8,798)	(6,997)
Retained earnings	203,382	183,885
Accumulated other comprehensive income	10,213	(3,305)
Treasury stock, at cost (1,056,739 shares in 2016 and 1,179,045 shares in 2015)	(26,509)	(29,335)
Total Shareholders’ equity	923,420	887,189
Total liabilities and Shareholders’ equity	$8,043,659	$7,831,086
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income
Loans	$59,703	$51,504	$118,145	$95,949
Securities and other	9,315	8,899	19,349	17,205
Total interest and dividend income	69,018	60,403	137,494	113,154
Interest expense
Deposits	7,378	5,292	14,537	10,241
Borrowings	4,199	2,474	7,819	4,783
Total interest expense	11,577	7,766	22,356	15,024
Net interest income	57,441	52,637	115,138	98,130
Non-interest income
Loan related income	2,898	2,783	5,944	4,066
Mortgage banking income	1,335	1,546	2,156	2,799
Deposit related fees	6,291	6,442	12,400	12,119
Insurance commissions and fees	2,660	2,486	5,553	5,453
Wealth management fees	2,235	2,397	4,737	5,000
Total fee income	15,419	15,654	30,790	29,437
Other	(851)	(1,258)	(628)	(2,513)
(Loss) gain on sale of securities, net	(13)	2,384	23	2,418
Total non-interest income	14,555	16,780	30,185	29,342
Total net revenue	71,996	69,417	145,323	127,472
Provision for loan losses	4,522	4,204	8,528	8,055
Non-interest expense
Compensation and benefits	24,664	24,503	50,378	46,314
Occupancy and equipment	6,560	7,243	13,250	14,351
Technology and communications	4,814	4,090	9,671	7,683
Marketing and promotion	737	800	1,410	1,513
Professional services	1,509	1,375	2,789	2,647
FDIC premiums and assessments	1,203	1,143	2,436	2,272
Other real estate owned and foreclosures	393	251	656	502
Amortization of intangible assets	787	934	1,606	1,835
Acquisition, restructuring and conversion related expenses	878	8,711	1,658	13,132
Other	4,723	4,975	9,514	8,924
Total non-interest expense	46,268	54,025	93,368	99,173

Income before income taxes	21,206	11,188	43,427	20,244
Income tax expense	5,249	1,144	11,469	1,441
Net income	$15,957	$10,044	$31,958	$18,803

Earnings per share:
Basic	$0.52	$0.35	$1.05	$0.71
Diluted	$0.52	$0.35	$1.04	$0.70

Weighted average common shares outstanding:
Basic	30,605	28,301	30,561	26,557
Diluted	30,765	28,461	30,725	26,713
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$15,957	$10,044	$31,958	$18,803
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	9,586	(16,071)	27,293	(6,734)
Changes in unrealized loss on derivative hedges	(884)	784	(5,390)	(3,117)
Changes in unrealized loss on pension	—	65	—	(1,466)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(3,691)	6,100	(10,548)	2,495
Changes in unrealized loss on derivative hedges	355	(316)	2,163	1,256
Changes in unrealized loss on pension	—	(26)	—	591
Total other comprehensive income (loss)	5,366	(9,464)	13,518	(6,975)
Total comprehensive income	$21,323	$580	$45,476	$11,828
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	18,803	—	—	18,803
Other comprehensive loss	—	—	—	—	—	(6,975)	—	(6,975)
Total comprehensive income								11,828
Acquisition of Hampden Bancorp, Inc	4,186	42	114,562	—	—	—	—	114,604
Cash dividends declared ($0.38 per share)	—	—	—	—	(10,440)	—	—	(10,440)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(11)	—	28	254	—	—	(282)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	174	—	283	(4,579)	—	—	4,296	—
Stock-based compensation	—	—	—	2,252	—	—	—	2,252
Net tax benefit related to stock-based compensation	—	—	26	—	—	—	—	26
Other, net	(22)	—	5	—	—	—	(527)	(522)
Balance at June 30, 2015	29,521	$307	$700,193	$(8,220)	$164,644	$(396)	$(29,377)	$827,151

Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	31,958	—	—	31,958
Other comprehensive income	—	—	—	—	—	13,518	—	13,518
Total comprehensive income								45,476
Acquisition of 44 Business Capital	45	—	—	—	—	—	1,217	1,217
Cash dividends declared ($0.40 per share)	—	—	—	—	(12,442)	—	—	(12,442)
Treasury stock adjustment (2)	—	—	1,645	—	—	—	(1,645)	—
Forfeited shares	(22)	—	68	526	—	—	(594)	—
Exercise of stock options	2	—	—	—	(19)	—	55	36
Restricted stock grants	180	—	496	(4,923)	—	—	4,427	—
Stock-based compensation	—	—	—	2,596	—	—	—	2,596
Net tax benefit related to stock-based compensation	—	—	(1)	—	—	—	—	(1)
Other, net	(23)	—	(17)	—	—	—	(634)	(651)
June 30, 2016 (1)	31,156	$322	$744,810	$(8,798)	$203,382	$10,213	$(26,509)	$923,420
(1) The Company's common stock includes the elimination of $2.9 million (108,931 shares) of Berkshire Hills Bancorp stock held by a subsidiary.
(2) Treasury stock adjustment represents the sale of 60,000 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$31,958	$18,803
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,528	8,055
Net amortization of securities	2,003	863
Change in unamortized net loan costs and premiums	(3,268)	836
Premises and equipment depreciation and amortization expense	4,237	4,282
Stock-based compensation expense	2,596	2,252
Accretion of purchase accounting entries, net	(4,801)	(3,071)
Amortization of other intangibles	1,606	1,835
Write down of other real estate owned	365	75
Excess tax loss from stock-based payment arrangements	(105)	(26)
Income from cash surrender value of bank-owned life insurance policies	(2,025)	(1,535)
Gain on sales of securities, net	(23)	(2,418)
Net (increase) in loans held for sale	(9,259)	(28,102)
Loss on disposition of assets	15	2,084
Loss on sale of real estate	57	400
Amortization of interest in tax-advantaged projects	2,929	5,748
Net change in other	(5,134)	(8,384)
Net cash provided by operating activities	29,679	1,697

Cash flows from investing activities:
Net decrease in trading security	296	282
Proceeds from sales of securities available for sale	187,519	22,504
Proceeds from maturities, calls and prepayments of securities available for sale	83,883	94,561
Purchases of securities available for sale	(164,943)	(174,992)
Proceeds from maturities, calls and prepayments of securities held to maturity	4,288	1,875
Purchases of securities held to maturity	(4,786)	(45,520)
Net change in loans	(250,002)	(126,806)
Proceeds from surrender of bank-owned life insurance	258	431
Proceeds from sale of Federal Home Loan Bank stock	11,578	163
Purchase of Federal Home Loan Bank stock	(8,803)	(10,706)
Net investment in limited partnership tax credits	(4,122)	(2,500)
Proceeds from the sale of premises and equipment	226	541
Purchase of premises and equipment, net	(2,839)	(3,070)
Acquisitions, net of cash (paid) acquired	(55,542)	83,134
Proceeds from sale of other real estate	933	1,476
Net cash used in investing activities	(202,056)	(158,627)
(continued)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase (decrease) in deposits	98,604	206,354
Proceeds from Federal Home Loan Bank advances and other borrowings	4,449,120	3,896,000
Repayments of Federal Home Loan Bank advances and other borrowings	(4,391,925)	(3,801,362)
Exercise of stock options	37	116
Excess tax loss from stock-based payment arrangements	—	26
Common stock cash dividends paid	(12,442)	(10,440)
Net cash provided by financing activities	143,394	290,694

Net change in cash and cash equivalents	(28,983)	133,764

Cash and cash equivalents at beginning of year	103,562	71,754

Cash and cash equivalents at end of year	$74,579	$205,518

Supplemental cash flow information:
Interest paid on deposits	$14,573	$10,290
Interest paid on borrowed funds	7,497	4,555
Income taxes paid, net	7,278	324

Acquisition of non-cash assets and liabilities:
Assets acquired	56,976	730,868
Liabilities assumed	(108)	(611,601)

Other non-cash changes:
Other net comprehensive income	13,518	(6,975)
Real estate owned acquired in settlement of loans	225	460
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.           BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. (“Berkshire Insurance Group” or “BIG”). These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to U.S. GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. (the “Company”) previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In management's opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Recently Adopted Accounting Principles
Effective January 1, 2016, the following new accounting guidance was adopted by the Company:

•	ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis;

•	ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs;

•	ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement; and

•	ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement - Period Adjustments.

The adoption of these accounting standards did not have a material impact on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvement to Employee Share-Based Payment Accounting”. This ASU contains targeted amendments to the accounting for shared based payment transactions, including income tax consequences for awards, classification of awards as either equity or liabilities, and classification of activity on the statement of cash flows. Specifically, some of the requirements under the amendments include: (1) excess tax benefits and/or tax deficiencies, determined as the difference between compensation cost recognized for financial reporting purposes and the deduction for tax, be recognized in the income statement as income tax expense or benefit in the period in which they occur, removing historical equity treatment; (2) excess tax benefits are no longer separately classified as a financing activity but rather should be classified with other income tax cash flows as an operating activity on the statement of cash flows; (3) cash paid by an employer when withholding shares for tax withholding purposes should be classified as a financing activity. Additionally, regarding forfeitures, this guidance permits a company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 in April 2016 and the adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements. The Company chose a modified retrospective approach and a policy election to account for forfeitures when they occur. This change resulted in a cumulative adjustment immaterial to all periods presented.

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.

In March, April and May 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” respectfully. The updates are not intended to change the core principles of the standard; however, they attempt to clarify important aspects of the guidance and improve its operability. The amendments have the same effective date and transition requirements as the new revenue standard. The Company is currently evaluating the provisions of ASU No. 2014-09, and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument specific credit risk. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements.

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

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provision of the ASU No. 2016-02 to determine the potential impact the new standard will have on the the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. The ASU requires enhanced disclosures to provide better understanding surrounding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Most debt instruments will require a cumulative-effect adjustment to retained earnings on the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). However, there is instrument-specific transition guidance. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018. The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements.

NOTE 2.     ACQUISITION

44 Business Capital
On April 29, 2016, the Company acquired and assumed the business model, certain assets, and certain liabilities of 44 Business Capital, along with certain loans and other assets of Parke Bank’s (“Parke”) SBA 7(a) loan program operations. 44 Business Capital was a joint venture of Parke (51%) and a management group (49%), 44 Amigos LLC, located in Blue Bell, Pennsylvania. 44 Business Capital was engaged in originating, servicing, and selling SBA loans using Parke’s SBA PLP preferred lender license.

The transaction includes acquiring assets, key people, systems, and processes necessary for a market participant to run operations as a business. In accordance with ASC 805-10-55, the transaction was recorded as a business combination, resulting in acquisition accounting in which all assets are acquired and liabilities are assumed at fair value.

The loans acquired by the Company were the unguaranteed portions of SBA loans of which $35.6 million were recorded as commercial real estate and $1.2 million were recorded as commercial & industrial. Servicing rights on a notional loan balance of $148 million were also acquired. The Company expects the acquisition to expand its SBA lending program on a super-regional and national basis with the intent of selling many of these loans on the secondary market. Additionally, the acquisition of 44 Business Capital expands the Company’s product lines, creates cross-selling opportunities, and adds niche lending to its portfolio. 44 Business Capital will operate as a direct small business lending division reporting up through the Company’s established small business department.

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration paid:
Company common stock issued to certain 44 Business Capital shareholders (44,840 shares)				$1,217
Cash paid to 44 Business Capital shareholders and Parke				55,649
Total consideration paid				$56,866
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and short-term investments	$107	$—		$107
Loans	42,627	(5,777)	(a)	36,850
Premises and equipment	69	(36)	(b)	$33
Other assets	3,076	639	(c)	3,715
Other liabilities	(108)	—		$(108)
Total identifiable net assets	$45,771	$(5,174)		$40,597

Goodwill				$16,269
Explanation of Certain Fair Value Adjustments

(a)
The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans that met the criteria and are being accounted for in accordance with ASC 310-30 had a book value of $6.3 million and have a fair value $2.6 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $36.4 million and have a fair value of $34.3 million. ASC 310-30 loans have a $708 thousand fair value adjustment discount that is accretable in earnings over an average estimated six-year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-10 loans have a $2.1 million fair value adjustment discount that is amortized into income over the remaining term of the loans using the effective interest method.

(b)
The fair value of the equipment was assumed to approximate the net carrying value based on overall condition and age. The adjustment represents the immediate expensing of equipment not meeting the thresholds for capitalization in accordance with Company policy. The recorded amount will be depreciated over the remaining estimated economic lives of the assets.

(c)
The adjustment represents the fair value write up of book value of the loan servicing right asset to its estimated fair value based on current interest rates and expected cash flows, which includes an estimate of cost of service and conditional prepayment rates applied to the underlying unpaid loan pool balance over the remaining life of the loans. The balance includes accrued interest of $221 thousand.

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

Information about the acquired loan portfolio subject to ASC 310-30 as of April 29, 2016 is, as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$6,265
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,000)
Expected cash flows at acquisition	3,265
Interest component of expected cash flows (accretable discount)	(708)
Fair value of acquired loans	$2,557

Goodwill capitalized, which is not amortized for book purposes, was assigned to the Company's banking reporting unit and is not deductible for tax purposes.

Direct acquisition and integration costs of the 44 Business Capital acquisition were expensed as incurred, and totaled $115 thousand during the six months ending June 30, 2016 and there were none for the same period of 2015. These costs totaled $21 thousand for the three months ended June 30, 2016 and there were none for the same period of 2015.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of 44 Business Capital assuming the acquisition was completed as of January 1, 2015. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisitions. These adjustments would have been different if they had been recorded on January 1, 2015, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and 44 Business Capital had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented plus the 45 thousand shares issued as a result of the 44 Business Capital acquisition. The unaudited pro forma information is based on the actual financial statements of Berkshire and 44 Business Capital for the periods shown until the date of acquisition, at which time 44 Business Capital operations became included in Berkshire’s financial statements. For the period from the date of acquisition through June 30, 2016, 44 Business Capital's net revenue was $841 thousand and net income was $59 thousand.

The unaudited pro forma information, for the six months ended June 30, 2016 and 2015, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 40 percent. Direct acquisition expenses incurred by the Company during 2016, as noted above, are reversed for the purposes of this unaudited pro forma information. The unaudited pro forma information does not include interest income from the unguaranteed portion of acquired loans. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur after June 30, 2016.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Six Months Ended June 30,
	2016	2015

Net interest income	$115,269	$98,417
Non-interest income	32,338	31,650
Net income	32,652	19,417

Pro forma earnings per share:
Basic	$1.07	$0.73
Diluted	$1.06	$0.73

NOTE 3.           TRADING SECURITY
The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $11.7 million and $12.0 million, and a fair value of $14.5 million and $14.2 million, at June 30, 2016 and December 31, 2015, respectively. As discussed further in Note 13 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at June 30, 2016.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$103,645	$7,945	$—	$111,590
Agency collateralized mortgage obligations	662,505	17,125	(124)	679,506
Agency mortgage-backed securities	108,056	1,587	(30)	109,613
Agency commercial mortgage-backed securities	62,352	899	—	63,251
Corporate bonds	46,874	196	(1,367)	45,703
Trust preferred securities	11,599	192	(52)	11,739
Other bonds and obligations	3,164	58	—	3,222
Total debt securities	998,195	28,002	(1,573)	1,024,624
Marketable equity securities	42,470	7,557	(1,281)	48,746
Total securities available for sale	1,040,665	35,559	(2,854)	1,073,370
Securities held to maturity
Municipal bonds and obligations	95,663	7,337	—	103,000
Agency collateralized mortgage obligations	67	8	—	75
Tax advantaged economic development bonds	35,954	2,189	—	38,143
Other bonds and obligations	326	—	—	326
Total securities held to maturity	132,010	9,534	—	141,544

Total	$1,172,675	$45,093	$(2,854)	$1,214,914

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,922	$4,763	$(124)	$104,561
Agency collateralized mortgage obligations	833,633	4,957	(5,554)	833,036
Agency mortgage-backed securities	127,274	542	(987)	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	42,849	—	(1,827)	41,022
Trust preferred securities	11,719	182	—	11,901
Other bonds and obligations	3,175	—	(34)	3,141
Total debt securities	1,118,572	10,444	(8,526)	1,120,490
Marketable equity securities	30,522	5,331	(1,886)	33,967
Total securities available for sale	1,149,094	15,775	(10,412)	1,154,457
Securities held to maturity
Municipal bonds and obligations	94,642	3,359	(34)	97,967
Agency collateralized mortgage obligations	68	3	—	71
Tax advantaged economic development bonds	36,613	1,924	—	38,537
Other bonds and obligations	329	—	—	329
Total securities held to maturity	131,652	5,286	(34)	136,904

Total	$1,280,746	$21,061	$(10,446)	$1,291,361

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2016 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$2,799	$2,810
Over 1 year to 5 years	4,102	4,180	17,139	18,186
Over 5 years to 10 years	32,730	33,345	13,821	14,421
Over 10 years	128,450	134,729	98,184	106,052
Total bonds and obligations	165,282	172,254	131,943	141,469

Marketable equity securities	42,470	48,746	—	—
Mortgage-backed securities	832,913	852,370	67	75
Total	$1,040,665	$1,073,370	$132,010	$141,544

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2016

Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$4	$8,824	$120	$14,854	$124	$23,678
Agency mortgage-backed securities	15	4,053	15	734	30	4,787
Corporate bonds	1,160	22,536	207	4,423	1,367	26,959
Trust preferred securities	52	1,204	—	—	52	1,204
Total debt securities	1,231	36,617	342	20,011	1,573	56,628
Marketable equity securities	203	3,851	1,078	7,063	1,281	10,914
Total securities available for sale	1,434	40,468	1,420	27,074	2,854	67,542

Total	$1,434	$40,468	$1,420	$27,074	$2,854	$67,542

December 31, 2015

Securities available for sale
Debt securities:
Municipal bonds and obligations	$9	$1,587	$115	$3,400	$124	$4,987
Agency collateralized mortgage obligations	2,958	304,907	2,596	136,988	5,554	441,895
Agency mortgage-backed securities	306	34,543	681	35,522	987	70,065
Corporate bonds	30	6,934	1,796	21,587	1,826	28,521
Trust preferred securities	1	1,269	—	—	1	1,269
Other bonds and obligations	—	108	34	3,032	34	3,140
Total debt securities	3,304	349,348	5,222	200,529	8,526	549,877
Marketable equity securities	534	2,908	1,352	5,729	1,886	8,637
Total securities available for sale	3,838	352,256	6,574	206,258	10,412	558,514

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	2,143	34	2,143
Total securities held to maturity	—	—	34	2,143	34	2,143

Total	$3,838	$352,256	$6,608	$208,401	$10,446	$560,657

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2016, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2016:

AFS collateralized mortgage obligations
At June 30, 2016, 4 out of the total 123 securities in the Company’s portfolios of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS mortgage-backed securities
At June 30, 2016, 12 out of the total 82 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2016, 3 out of 9 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 4.8% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At June 30, 2016, $1.2 million of the total unrealized losses was attributable to a $17.6 million investment. The Company evaluated this security, with a Level 2 fair value of $16.4 million, for potential other-than-temporary impairment (“OTTI”) at June 30, 2016 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities
At June 30, 2016 1 out of the 3 securities in the Company’s portfolio of AFS trust preferred securities were in an unrealized loss position. Aggregate unrealized losses represented 4.2% of the amortized cost of these securities in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of these securities’ amortized cost basis. These securities are investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

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

At June 30, 2016, 9 out of the total 26 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 10.5% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at June 30, 2016. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTE 5. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Commercial and industrial loans include asset based lending loans, lease financing, and other commercial business loan classes. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses. A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	June 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$218,607	$30,428	$249,035	$210,196	$43,474	$253,670
Single and multi-family	244,949	42,171	287,120	214,823	36,783	251,606
Other commercial real estate	1,354,086	347,341	1,701,427	1,209,008	345,483	1,554,491
Total commercial real estate	1,817,642	419,940	2,237,582	1,634,027	425,740	2,059,767

Commercial and industrial loans:
Asset based lending	325,476	—	325,476	331,253	—	331,253
Other commercial and industrial loans	527,612	181,471	709,083	495,979	221,031	717,010
Total commercial and industrial loans	853,088	181,471	1,034,559	827,232	221,031	1,048,263

Total commercial loans	2,670,730	601,411	3,272,141	2,461,259	646,771	3,108,030

Residential mortgages:
1-4 family	1,519,067	302,702	1,821,769	1,454,233	332,747	1,786,980
Construction	20,965	866	21,831	26,704	1,351	28,055
Total residential mortgages	1,540,032	303,568	1,843,600	1,480,937	334,098	1,815,035

Consumer loans:
Home equity	310,565	49,346	359,911	307,159	53,446	360,605
Auto and other	414,486	110,163	524,649	311,328	130,238	441,566
Total consumer loans	725,051	159,509	884,560	618,487	183,684	802,171

Total loans	$4,935,813	$1,064,488	$6,000,301	$4,560,683	$1,164,553	$5,725,236

The carrying amount of the acquired loans at June 30, 2016 totaled $1.1 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $19.7 million (and a note balance of $38.2 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.0 billion.

At December 31, 2015, acquired loans maintained a carrying value of $1.2 billion and purchased credit-impaired loans totaled $21.4 million (note balance of $40.2 million). Loans considered not impaired at acquisition date had a carrying amount of $1.1 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$6,464	$3,431
Acquisitions	708	4,178
Reclassification from nonaccretable difference for loans with improved cash flows	522	405
Reclassification to TDR	—	—
Accretion	(1,481)	(1,474)
Balance at end of period	$6,213	$6,540

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$6,925	$2,541
Acquisitions	708	4,178
Reclassification from nonaccretable difference for loans with improved cash flows	1,418	1,736
Reclassification to TDR	(185)	—
Accretion	(2,653)	(1,915)
Balance at end of period	$6,213	$6,540

The following is a summary of past due loans at June 30, 2016 and December 31, 2015:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$218,607	$218,607	$—
Single and multi-family	11	—	518	529	244,420	$244,949	—
Other commercial real estate	1,210	—	5,593	6,803	1,347,283	$1,354,086	2,195
Total	1,221	—	6,111	7,332	1,810,310	1,817,642	2,195
Commercial and industrial loans:
Asset based lending	—	—	—	—	325,476	$325,476	—
Other commercial and industrial loans	931	2,270	5,934	9,135	518,477	$527,612	127
Total	931	2,270	5,934	9,135	843,953	853,088	127
Residential mortgages:
1-4 family	1,907	1,359	3,075	6,341	1,512,726	$1,519,067	487
Construction	—	—	44	44	20,921	$20,965	—
Total	1,907	1,359	3,119	6,385	1,533,647	1,540,032	487
Consumer loans:
Home equity	1,374	5	1,760	3,139	307,426	$310,565	43
Auto and other	1,650	238	378	2,266	412,220	$414,486	—
Total	3,024	243	2,138	5,405	719,646	725,051	43
Total	$7,083	$3,872	$17,302	$28,257	$4,907,556	$4,935,813	$2,852
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:
Construction	$—	$—	$58	$58	$210,138	$210,196	$—
Single and multi-family	65	160	70	295	214,528	214,823	—
Other commercial real estate	1,523	831	3,286	5,640	1,203,368	1,209,008	—
Total	1,588	991	3,414	5,993	1,628,034	1,634,027	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	331,253	331,253	—
Other commercial and industrial loans	1,202	1,105	7,770	10,077	485,902	495,979	146
Total	1,202	1,105	7,770	10,077	817,155	827,232	146
Residential mortgages:
1-4 family	3,537	857	4,304	8,698	1,445,535	1,454,233	2,006
Construction	—	—	—	—	26,704	26,704	—
Total	3,537	857	4,304	8,698	1,472,239	1,480,937	2,006
Consumer loans:
Home equity	563	20	1,658	2,241	304,918	307,159	61
Auto and other	1,230	132	610	1,972	309,356	311,328	59
Total	1,793	152	2,268	4,213	614,274	618,487	120
Total	$8,120	$3,105	$17,756	$28,981	$4,531,702	$4,560,683	$2,272

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$1,093	$30,428	$—
Single and multi-family	341	—	392	733	1,546	42,171	296
Other commercial real estate	15	205	796	1,016	12,957	347,341	—
Total	356	205	1,188	1,749	15,596	419,940	296
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	598	17	1,783	2,398	2,322	181,471	—
Total	598	17	1,783	2,398	2,322	181,471	—
Residential mortgages:
1-4 family	909	327	2,285	3,521	1,565	302,702	35
Construction	—	—	—	—	—	866	—
Total	909	327	2,285	3,521	1,565	303,568	35
Consumer loans:
Home equity	79	—	743	822	116	49,346	185
Auto and other	1,314	123	830	2,267	109	110,163	107
Total	1,393	123	1,573	3,089	225	159,509	292
Total	$3,256	$672	$6,829	$10,757	$19,708	$1,064,488	$623

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:				—
Construction	$—	$—	$—	$—	$1,298	$43,474	$—
Single and multi-family	—	176	227	403	1,380	36,783	127
Other commercial real estate	547	43	1,368	1,958	13,087	345,483	—
Total	547	219	1,595	2,361	15,765	425,740	127
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,214	505	1,420	3,139	2,775	221,031	785
Total	1,214	505	1,420	3,139	2,775	221,031	785
Residential mortgages:
1-4 family	2,580	311	1,880	4,771	2,572	332,747	212
Construction	—	—	—	—	—	1,351	—
Total	2,580	311	1,880	4,771	2,572	334,098	212
Consumer loans:
Home equity	82	277	837	1,196	118	53,446	111
Auto and other	1,491	145	1,081	2,717	132	130,238	187
Total	1,573	422	1,918	3,913	250	183,684	298
Total	$5,914	$1,457	$6,813	$14,184	$21,362	$1,164,553	$1,422

The following is summary information pertaining to non-accrual loans at June 30, 2016 and December 31, 2015

	June 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$59	$—	$59
Single and multi-family	518	96	$614	70	100	170
Other commercial real estate	3,398	796	$4,194	3,285	1,368	4,653
Total	3,916	892	4,808	3,414	1,468	4,882

Commercial and industrial loans:
Other commercial and industrial loans	5,807	1,502	$7,309	7,624	597	8,221
Total	5,807	1,502	7,309	7,624	597	8,221

Residential mortgages:
1-4 family	2,588	2,225	$4,813	2,298	1,668	3,966
Construction	44	—	$44	—	—	—
Total	2,632	2,225	4,857	2,298	1,668	3,966

Consumer loans:
Home equity	1,717	558	$2,275	1,597	727	2,324
Auto and other	378	723	$1,101	551	893	1,444
Total	2,095	1,281	3,376	2,148	1,620	3,768

Total non-accrual loans	$14,450	$5,900	$20,350	$15,484	$5,353	$20,837
_______________________________________
(1)  At quarter end June 30, 2016, acquired credit impaired loans accounted for $306 thousand of non-accrual loans that are not presented in the above table.
(2)  At December 31, 2015, acquired credit impaired loans accounted for $39 thousand of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of June 30, 2016 and December 31, 2015 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$12,501	$5,081	$2,906	$1,735	$22,223
Collectively evaluated	1,805,141	848,007	1,537,126	723,316	4,913,590
Total	$1,817,642	$853,088	$1,540,032	$725,051	$4,935,813

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$11,560	$7,191	$2,812	$1,810	$23,373
Collectively evaluated for impairment	1,622,467	820,041	1,478,125	616,677	4,537,310
Total	$1,634,027	$827,232	$1,480,937	$618,487	$4,560,683

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2016
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$3,924	$1,141	$519	$572	$6,156
Purchased credit-impaired loans	15,596	2,322	1,565	225	19,708
Collectively evaluated	400,420	178,008	301,484	158,712	1,038,624
Total	$419,940	$181,471	$303,568	$159,509	$1,064,488

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,749	$—	$570	$487	$4,806
Purchased credit-impaired loans	15,765	2,775	2,572	250	21,362
Collectively evaluated for impairment	406,226	218,256	330,956	182,947	1,138,385
Total	$425,740	$221,031	$334,098	$183,684	$1,164,553

The following is a summary of impaired loans at June 30, 2016 and December 31, 2015:

Business Activities Loans

	June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	1,944	1,944	—
Other commercial and industrial loans	200	200	—
Residential mortgages - 1-4 family	1,313	1,313	—
Consumer - home equity	632	632	—
Consumer - other	1	1	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	10,233	10,557	324
Other commercial and industrial loans	4,768	4,881	113
Residential mortgages - 1-4 family	1,443	1,593	150
Consumer - home equity	951	999	48
Consumer - other	96	103	7

Total
Commercial real estate	$12,177	$12,501	$324
Commercial and industrial loans	4,968	5,081	113
Residential mortgages	2,756	2,906	150
Consumer	1,680	1,735	55
Total impaired loans	$21,581	$22,223	$642

Business Activities Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$2,000	$2,000	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,613	4,613	—
Other commercial and industrial loans	5,828	5,828	—
Residential mortgages - 1-4 family	1,181	1,181	—
Consumer - home equity	702	702	—
Consumer - other	1	1	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,798	4,947	149
Other commercial and industrial loans	1,341	1,362	21
Residential mortgages - 1-4 family	1,479	1,632	153
Consumer - home equity	903	999	96
Consumer - other	101	108	7

Total
Commercial real estate	$11,411	$11,560	$149
Commercial and industrial loans	7,169	7,190	21
Residential mortgages	2,660	2,813	153
Consumer	1,707	1,810	103
Total impaired loans	$22,947	$23,373	$426

Acquired Loans

	June 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	124	124	—
Other commercial real estate loans	351	351	—
Other commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	188	188	—
Consumer - home equity	—	—	—
Consumer - other	152	152	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	775	816	41
Other commercial real estate loans	2,498	2,633	135
Other commercial and industrial loans	1,099	1,141	42
Residential mortgages - 1-4 family	296	331	35
Consumer - home equity	387	420	33
Consumer - other	—	—	—

Total
Commercial real estate	$3,748	$3,924	$176
Commercial and industrial loans	1,099	1,141	42
Residential mortgages	484	519	35
Consumer	539	572	33
Total impaired loans	$5,870	$6,156	$286

Acquired Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,722	$1,722	$—
Residential mortgages - 1-4 family	274	274	—
Consumer - home equity	117	117	—
Consumer - other	177	177	—

With an allowance recorded:
Commercial real estate - single and multifamily	$638	$655	$17
Other commercial real estate loans	1,964	2,032	68
Residential mortgages - 1-4 family	266	296	30
Consumer - home equity	167	192	25

Total
Other commercial real estate loans	$4,324	$4,409	$85
Other commercial and industrial loans	—	—	—
Residential mortgages	540	570	30
Consumer	461	486	25
Total impaired loans	$5,325	$5,465	$140

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2016 and 2015:

Business Activities Loans

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$2,466	$1
Commercial real estate - single and multifamily	72	1	120	—
Other commercial real estate loans	2,690	3	12,734	170
Other commercial and industrial loans	707	16	1,447	3
Residential mortgages - 1-4 family	1,409	3	2,281	41
Consumer - home equity	792	5	360	1
Consumer - other	1	—	114	2

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—	—
Other commercial real estate loans	10,144	240	6,629	92
Other commercial and industrial loans	5,576	119	329	2
Residential mortgages - 1-4 family	1,609	36	764	17
Consumer - home equity	999	17	—	—
Consumer - other	105	2	—	—

Total
Commercial real estate	$12,906	$244	$21,949	$263
Commercial and industrial loans	6,283	135	1,776	5
Residential mortgages	3,018	39	3,045	58
Consumer loans	1,897	24	474	3
Total impaired loans	$24,104	$442	$27,244	$329

Acquired Loans

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$664	$60
Commercial real estate - single and multifamily	125	4	254	—
Other commercial real estate loans	596	—	1,977	3
Other commercial and industrial loans	154	—	51	3
Residential mortgages - 1-4 family	100	—	569	2
Consumer - home equity	—	—	355	6
Consumer - other	160	1	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	822	21	2,872	63
Other commercial real estate loans	2,598	77	845	59
Other commercial and industrial loans	233	2	—	—
Residential mortgages - 1-4 family	333	6	310	5
Consumer - home equity	326	6	—	—
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$4,141	$102	$6,612	$185
Commercial and industrial loans	387	2	51	3
Residential mortgages	433	6	879	7
Consumer loans	486	7	355	6
Total impaired loans	$5,447	$117	$7,897	$201

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ending June 30, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three and six months ending June 30, 2015 were attributable to interest rate concessions, maturity date extensions and modified payment terms.

	Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Consumer - Home Equity	1	117	117
Total	1	117	117

	Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	1,049	1,049
Commercial and industrial - Other	2	151	151
Consumer - Home Equity	1	117	117
Total	5	1,317	1,317

	Three Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$1,877	$1,877
Commercial - Other	1	1,694	1,694
Commercial and industrial - Other	4	8,159	8,159
Total	6	$11,730	$11,730

	Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$2,000	$2,000
Commercial - Other	2	1,694	1,694
Commercial and industrial - Other	5	8,192	8,192
Total	8	11,886	11,886

The following tables disclose the recorded investments and numbers of modifications for TDRs for the prior year where a concession has been made, that then defaulted in the respective reporting period. For the three and six months ended June 30, 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended June 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$649

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$649

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of the period	$23,654	$17,204
Principal payments	(768)	(607)
TDR status change (1)	—	—
Other reductions/increases (2)	(881)	(611)
Newly identified TDRs	117	9,730
Balance at end of the period	$22,122	$25,716

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of the period	$22,048	$16,714
Principal payments	(1,109)	(1,091)
TDR status change (1)	2,236	—
Other reductions/increases (2)	(2,370)	(1,793)
Newly identified TDRs	1,317	11,886
Balance at end of the period	$22,122	$25,716
_________________________________
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

As of June 30, 2016, the Company maintained foreclosed residential real estate property with a fair value of $60 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2016 and December 31, 2015 totaled $6.1 million and $7.5 million, respectively. As of December 31, 2015, foreclosed residential real estate property totaled $675 thousand.

NOTE 6.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 was as follows:

Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
June 30, 2016
Balance at beginning of period	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	1,578	2,546	1,087	741	—	5,952
Recoveries on charged-off loans	128	77	5	122	—	332
Provision/(releases) for loan losses	3,837	3,448	1,042	432	(589)	8,170
Balance at end of period	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124
Individually evaluated for impairment	324	113	150	55	—	642
Collectively evaluated	16,571	8,183	7,376	4,714	(362)	36,482
Total	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124

Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
June 30, 2015
Balance at beginning of period	$14,690	$5,206	$6,836	$5,928	$135	$32,795
Charged-off loans	4,422	372	446	462	—	5,702
Recoveries on charged-off loans	146	154	113	127	—	540
Provision/(releases) for loan losses	2,553	4,178	(32)	(679)	(427)	5,593
Balance at end of period	$12,967	$9,166	$6,471	$4,914	$(292)	$33,226
Individually evaluated for impairment	30	1,706	87	—	—	1,823
Collectively evaluated	12,937	7,460	6,384	4,914	(292)	31,403
Total	$12,967	$9,166	$6,471	$4,914	$(292)	$33,226

Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
June 30, 2016
Balance at beginning of period	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	126	275	364	380	—	1,145
Recoveries on charged-off loans	—	176	104	46	—	326
Provision for loan losses	363	(455)	165	285	—	358
Balance at end of period	$2,140	$776	$881	$476	$—	$4,273
Individually evaluated for impairment	177	42	35	32	—	286
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,963	734	846	444	—	3,987
Total	$2,140	$776	$881	$476	$—	$4,273

Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
June 30, 2015
Balance at beginning of period	$790	$1,093	$615	$369	$—	$2,867
Charged-off loans	587	336	375	608	—	1,906
Recoveries on charged-off loans	395	56	41	56	—	548
Provision for loan losses	1,188	160	527	587	—	2,462
Balance at end of period	$1,786	$973	$808	$404	$—	$3,971
Individually evaluated for impairment	166	—	39	—	—	205
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,620	973	769	404	—	3,766
Total	$1,786	$973	$808	$404	$—	$3,971

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

Acquired Loans Credit Quality Analysis
Upon acquiring a loan portfolio, the Company's internal loan review function assigns risk ratings to the acquired loans, utilizing the same methodology as it does with business activities loans. This may differ from the risk rating policy of the predecessor bank. Loans which are rated Substandard or worse according to the rating process outlined below are deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At June 30, 2016 the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.3 million using the above mentioned criteria.

The following tables present the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$218,607	$208,138	$242,207	$212,900	$1,306,634	$1,155,770	$1,767,448	$1,576,808
Special mention	—	—	362	—	9,887	3,449	10,249	3,449
Substandard	—	2,058	2,380	1,923	37,528	49,716	39,908	53,697
Doubtful	—	—	—	—	37	73	37	73
Total	$218,607	$210,196	$244,949	$214,823	$1,354,086	$1,209,008	$1,817,642	$1,634,027
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$325,476	$331,253	$495,024	$455,710	$820,500	$786,963
Special mention	—	—	11,253	24,578	11,253	24,578
Substandard	—	—	21,335	15,691	21,335	15,691
Total	$325,476	$331,253	$527,612	$495,979	$853,088	$827,232
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$1,514,633	$1,449,073	$20,920	$26,704	$1,535,553	$1,475,777
Special mention	1,359	857	—	—	1,359	857
Substandard	3,075	4,303	45	—	3,120	4,303
Total	$1,519,067	$1,454,233	$20,965	$26,704	$1,540,032	$1,480,937

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$308,848	$305,562	$414,108	$310,777	$722,956	$616,339
Nonperforming	1,717	1,597	378	551	2,095	2,148
Total	$310,565	$307,159	$414,486	$311,328	$725,051	$618,487

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$29,335	$42,176	$36,845	$32,796	$328,594	$324,614	$394,774	$399,586
Special mention	—	—	—	655	1,146	352	1,146	1,007
Substandard	1,093	1,298	5,326	3,332	17,601	20,517	24,020	25,147
Total	$30,428	$43,474	$42,171	$36,783	$347,341	$345,483	$419,940	$425,740

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$—	$—	$173,306	$212,825	$173,306	$212,825
Special mention	—	—	515	487	515	487
Substandard	—	—	7,650	7,719	7,650	7,719
Total	$—	$—	$181,471	$221,031	$181,471	$221,031

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Grade:
Pass	$299,909	$329,375	$866	$1,351	$300,775	$330,726
Special mention	327	311	—	—	327	311
Substandard	2,466	3,061	—	—	2,466	3,061
Total	$302,702	$332,747	$866	$1,351	$303,568	$334,098

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$48,788	$52,719	$109,440	$129,345	$158,228	$182,064
Nonperforming	558	727	723	893	1,281	1,620
Total	$49,346	$53,446	$110,163	$130,238	$159,509	$183,684

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2016 and December 31, 2015. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$14,450	$6,206	$20,656	$15,484	$5,391	$20,875
Substandard Accruing	52,086	29,647	81,733	60,549	32,560	93,109
Total Classified	66,536	35,853	102,389	76,033	37,951	113,984
Special Mention	23,105	2,111	25,216	29,036	2,259	31,295
Total Criticized	$89,641	$37,964	$127,605	$105,069	$40,210	$145,279

NOTE 7.               DEPOSITS
A summary of time deposits is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Time less than $100,000	$544,761	$545,819
Time $100,000 or more	1,545,341	1,440,781
Total time deposits	$2,090,102	$1,986,600

Included in time deposits are brokered deposits of $823.3 million and $784.1 million at June 30, 2016 and December 31, 2015, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $106.4 million and $101.5 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at June 30, 2016 and December 31, 2015 are summarized, as follows:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$1,110,320	0.54%	$1,071,200	0.43%
Other Borrowings	—	—	—	—
Total short-term borrowings:	1,110,320	0.54	1,071,200	0.43
Long-term borrowings:
Advances from the FHLBB	120,844	1.62	103,135	1.89
Subordinated borrowings	73,608	7.00	73,519	7.00
Junior subordinated borrowings	15,464	2.50	15,464	2.23
Total long-term borrowings:	209,916	3.57	192,118	3.88
Total	$1,320,236	1.02%	$1,263,318	0.96%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended June 30, 2016 and December 31, 2015.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended June 30, 2016 and December 31, 2015.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at June 30, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. The advances outstanding at December 31, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
		Weighted
		Average
(in thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2016	$1,131,862	0.56%
2017	83,235	1.49
2018	1,022	2.62
2019	—	—
2020 and beyond	15,045	2.41
Total FHLBB advances	$1,231,164	0.65%

The Company does not have variable-rate FHLB advances for the periods ended June 30, 2016 and December 31, 2015.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $768 thousand and $829 thousand for unamortized debt issuance costs as of June 30, 2016 and December 31 2015, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.50% and 2.23% at June 30, 2016 and December 31, 2015, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2016	Regulatory Minimum to be Well Capitalized	December 31, 2015	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	11.4%	10.0%	11.9%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.3	6.5	9.8	6.5
Tier 1 capital to risk weighted assets	9.5	8.0	9.9	8.0
Tier 1 capital to average assets	7.7	5.0	7.7	5.0

Bank
Total capital to risk weighted assets	10.6%	10.0%	11.2%	10.0%
Common Equity Tier 1 Capital to risk weighted assets	9.4	6.5	9.9	6.5
Tier 1 capital to risk weighted assets	9.4	8.0	9.9	8.0
Tier 1 capital to average assets	7.6	5.0	7.7	5.0

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

At June 30, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$33,609	$6,316
Net loss on effective cash flow hedging derivatives	(13,921)	(8,532)
Net unrealized holding loss on pension plans	(3,468)	(3,469)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(12,984)	(2,437)
Net loss on effective cash flow hedging derivatives	5,586	3,425
Net unrealized holding loss on pension plans	1,391	1,392
Accumulated other comprehensive income (loss)	$10,213	$(3,305)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2016 and 2015:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2016
Net unrealized holding gains on AFS securities:	x
Net unrealized gains arising during the period	$9,573	$(3,686)	$5,887
Less: reclassification adjustment for loss realized in net income	13	(5)	8
Net unrealized holding gain on AFS securities	9,586	(3,691)	5,895

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(1,771)	711	(1,060)
Less: reclassification adjustment for losses realized in net income	887	(356)	531
Net loss on cash flow hedging derivatives	(884)	355	(529)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	—	—	—
Other comprehensive income	$8,702	$(3,336)	$5,366

Three Months Ended June 30, 2015
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$(13,687)	$5,243	$(8,444)
Less: reclassification adjustment for (gains) realized in net income	(2,384)	857	(1,527)
Net unrealized holding loss on AFS securities	(16,071)	6,100	(9,971)

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	784	(316)	468
Less: reclassification adjustment for losses realized in net income	—	—	—
Net gain on cash flow hedging derivatives	784	(316)	468

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	65	(26)	39
Net unrealized holding loss on pension plans	65	(26)	39
Other comprehensive income	$(15,222)	$5,758	$(9,464)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$27,315	$(10,556)	$16,759
Less: reclassification adjustment for (gains) realized in net income	(22)	8	(14)
Net unrealized holding gain on AFS securities	27,293	(10,548)	16,745

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(6,684)	2,683	(4,001)
Less: reclassification adjustment for gains (losses) realized in net income	1,294	(520)	774
Net loss on cash flow hedging derivatives	(5,390)	2,163	(3,227)

Net unrealized holding loss on pension plans
Net unrealized loss arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	—	—	—
Other comprehensive income	$21,903	$(8,385)	$13,518

Six Months Ended June 30, 2015
Net unrealized holding loss on AFS securities:
Net unrealized loss arising during the period	$(4,316)	$1,625	$(2,691)
Less: reclassification adjustment for (gains) realized in net income	(2,418)	870	(1,548)
Net unrealized holding gain on AFS securities	(6,734)	2,495	(4,239)

Net loss on cash flow hedging derivatives:
Net unrealized loss arising during the period	(3,117)	1,256	(1,861)
Less: reclassification adjustment for (gains) realized in net income	—	—	—
Net gain on cash flow hedging derivatives	(3,117)	1,256	(1,861)

Net loss on pension plan:
Net unrealized loss arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for losses realized in net income	130	(52)	78
Net loss on terminated swap	(1,466)	591	(875)
Other comprehensive income	$(11,317)	$4,342	$(6,975)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2016
Balance at Beginning of Period	$14,730	$(7,806)	$(2,077)	$4,847
Other Comprehensive Gain (Loss) Before reclassifications	5,887	(1,060)	—	4,827
Amounts Reclassified from Accumulated other comprehensive income	8	531	—	539
Total Other Comprehensive Income (Loss)	5,895	(529)	—	5,366
Balance at End of Period	$20,625	$(8,335)	$(2,077)	$10,213

Three Months Ended June 30, 2015
Balance at Beginning of Period	$15,648	$(4,298)	$(2,282)	$9,068
Other Comprehensive Gain (Loss) Before reclassifications	(8,444)	468	—	(7,976)
Amounts Reclassified from Accumulated other comprehensive income	(1,527)	—	39	(1,488)
Total Other Comprehensive (Loss) Income	(9,971)	468	39	(9,464)
Balance at End of Period	$5,677	$(3,830)	$(2,243)	$(396)

Six Months Ended June 30, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other Comprehensive (Loss) Before reclassifications	16,759	(4,001)	—	12,758
Amounts Reclassified from Accumulated other comprehensive income	(14)	774	—	760
Total Other Comprehensive Income (Loss)	16,745	(3,227)	—	13,518
Balance at End of Period	$20,625	$(8,335)	$(2,077)	$10,213

Six Months Ended June 30, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$(1,368)	$6,579
Other Comprehensive Gain (Loss) Before reclassifications	(2,691)	(1,861)	(953)	(5,505)
Amounts Reclassified from Accumulated other comprehensive income	(1,548)	—	78	(1,470)
Total Other Comprehensive (Loss)	(4,239)	(1,861)	(875)	(6,975)
Balance at End of Period	$5,677	$(3,830)	$(2,243)	$(396)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(in thousands)	2016	2015	is Presented
Realized losses (gains) on AFS securities:
	$13	$(2,384)	Non-interest income
	(5)	857	Tax expense
	8	(1,527)	Net of tax

Realized losses on cash flow hedging derivatives:
	887	—	Non-interest income
	(356)	—	Tax expense
	531	—	Net of tax

Realized losses on pension plans:
	—	65	Non-interest income
	—	(26)	Tax expense
	—	39	Net of tax
Total reclassifications for the period	$539	$(1,488)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(in thousands)	2016	2015	is Presented
Realized (gains) on AFS securities:
	$(23)	$(2,418)	Non-interest income
	9	870	Tax expense
	(14)	(1,548)	Net of tax

Realized losses on cash flow hedging derivatives:
	1,295	—	Non-interest income
	(521)	—	Tax expense
	774	—	Net of tax

Realized losses on pension plans:
	—	130	Non-interest income
	—	(52)	Tax expense
	—	78	Net of tax
Total reclassifications for the period	$760	$(1,470)	Net of tax

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$15,957	$10,044	$31,958	$18,803

Average number of common shares issued	32,213	29,975	32,188	28,260
Less: average number of treasury shares	1,075	1,193	1,107	1,244
Less: average number of unvested stock award shares	533	481	520	459
Average number of basic common shares outstanding	30,605	28,301	30,561	26,557
Plus: dilutive effect of unvested stock award shares	102	94	99	91
Plus: dilutive effect of stock options outstanding	58	66	65	65
Average number of diluted common shares outstanding	30,765	28,461	30,725	26,713

Earnings per share:
Basic	$0.52	$0.35	$1.05	$0.71
Diluted	$0.52	$0.35	$1.04	$0.70

For the six months ended June 30, 2016, 407 thousand shares of restricted stock and 204 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the six months ended June 30, 2015, 365 thousand shares of restricted stock and 207 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2016 is presented in the following table:

		Non-vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
		Number of	Average Grant Date	Number of	Average Exercise
(Shares in thousands)		Shares	Fair Value	Shares	Price
December 31, 2015		488	$25.09	265	$21.11
Granted		180	27.39	—	—
Stock options exercised		—	—	(2)	16.76
Stock awards vested		(100)	25.32	—	—
Forfeited		(22)	24.39	—	—
Expired		—	—	(3)	34.45
June 30, 2016		546	$26.12	260	$20.99
Exercisable options at	June 30, 2016			260	$20.96

During the six months ended June 30, 2016 and 2015, proceeds from stock option exercises totaled $37 thousand and totaled $116 thousand, respectively. During the six months ended June 30, 2016, there were 100 thousand shares issued in connection with vested stock awards. During the six months ended June 30, 2015, there were 86 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.6 million and $2.3 million during the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2016, the Company held derivatives with a total notional amount of $1.7 billion. That amount included $300.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges and non-hedging derivatives totaling $1.3 billion and $64.4 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value. Economic hedges included interest rate swaps totaling $1.1 billion, risk participation agreements with dealer banks of $67.9 million, and $76.6 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2016.

The Company pledged collateral to derivative counterparties in the form of cash totaling $853 thousand and securities with an amortized cost of $61.9 million and a fair value of $63.8 million as of June 30, 2016. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$200,000	2.6	0.47%	2.19%	$(8,390)
Forward-starting interest rate swaps on FHLBB borrowings	100,000	3.0	0.47%	2.48%	$(5,531)
Total cash flow hedges	300,000				(13,921)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,689	13.4	0.61%	5.09%	(3,023)
Interest rate swaps on loans with commercial loan customers	565,898	5.6	1.92%	3.78%	(38,466)
Reverse interest rate swaps on loans with commercial loan customers	565,898	5.6	3.78%	1.92%	38,020
Risk Participation Agreements with Dealer Banks	67,868	13.2			60
Forward sale commitments	76,634	0.2			(869)
Total economic hedges	1,287,987				(4,278)

Non-hedging derivatives:
Interest rate lock commitments	64,412	0.2			1,259
Total non-hedging derivatives	64,412				1,259

Total	$1,652,399				$(16,940)

Information about derivative assets and liabilities at December 31, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	3.3	0.14%	2.29%	$(8,532)
Total cash flow hedges	300,000				(8,532)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,984	13.9	0.61%	5.09%	(2,450)
Interest rate swaps on loans with commercial loan customers	457,392	6.7	2.18%	4.49%	(17,143)
Reverse interest rate swaps on loans with commercial loan customers	457,392	6.7	4.49%	2.18%	17,129
Risk participation agreements with dealer banks	59,016	15.0			(56)
Forward sale commitments	44,840	0.2			53
Total economic hedges	1,030,624				(2,467)

Non-hedging derivatives:
Interest rate lock commitments	36,043	0.2			323
Total non-hedging derivatives	36,043				323

Total	$1,366,667				$(10,676)

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

The Company has entered into four interest rate swap contracts with an aggregate notional value of $200 million and two forward-starting interest rate swap contracts with an aggregate notional value of $100 million as of June 30, 2016. The two forward starting swaps will become effective in 2016. All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Interest rate swaps on FHLBB borrowings:
Unrealized (loss) gain recognized in accumulated other comprehensive loss	$(1,771)	$784	$(6,684)	$(3,117)

Reclassification of unrealized loss from accumulated other comprehensive income to interest expense	887	—	1,295	—

Net tax benefit (expense) on items recognized in accumulated other comprehensive income	355	(316)	2,162	1,256

Other comprehensive (loss) gain recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(529)	$468	$(3,227)	$(1,861)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$887	$—	$1,295	$—

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and six months ended June 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company anticipates reclassification of approximately $5.4 million.

Economic hedges
As of June 30, 2016, the Company has an interest rate swap with a $11.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(372) thousand as of June 30, 2016. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$(292)	$331	$(831)	$60

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(7,725)	3,889	(21,322)	775

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	7,725	(3,889)	21,322	(755)

(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(372)	56	(433)	57

Risk Participation Agreements:
Unrealized gain (loss) recognized in other non-interest income	33	31	116	(40)

Forward Commitments:
Unrealized (loss) gain recognized in other non-interest income	(869)	475	(1,316)	87
Realized gain (loss) in other non-interest income	50	504	(333)	413

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$1,259	$382	$2,061	$1,359
Realized gain in other non-interest income	896	186	1,745	941

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

The Company had net asset positions with its commercial banking counterparties totaling $38.0 million and $17.1 million as of June 30, 2016 and December 31, 2015, respectively. The Company had net liability positions with its financial institution counterparties totaling $55.5 million and $28.2 million as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company did not have a net liability position with its commercial banking counterparties. The collateral posted by the Company that covered liability positions was $55.5 million and $28.2 million as of June 30, 2016 and December 31, 2015, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$132	$—	$132	$—	$—	$132
Commercial counterparties	38,020	—	38,020	—	—	38,020
Total	$38,152	$—	$38,152	$—	$—	$38,152

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(55,528)	$46	$(55,482)	$54,832	$650	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(55,528)	$46	$(55,482)	$54,832	$650	$—

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	17,129	—	17,129	—	—	17,129
Total	$17,169	$—	$17,169	$—	$—	$17,169

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,479	$14,479
Available-for-sale securities:
Municipal bonds and obligations	—	111,590	—	111,590
Agency collateralized mortgage obligations	—	679,506	—	679,506
Agency residential mortgage-backed securities	—	109,613	—	109,613
Agency commercial mortgage-backed securities	—	63,251	—	63,251
Corporate bonds	—	45,703	—	45,703
Trust preferred securities	—	11,739	—	11,739
Other bonds and obligations	—	3,222	—	3,222
Marketable equity securities	47,313	1,433	—	48,746
Loans held for sale (1)	—	21,182	—	21,182
Derivative assets	—	38,020	1,259	39,279
Derivative liabilities	680	55,350	189	56,219
(1) Loans held for sale excludes $1.3 million of loans held for sale shown on the balance sheet that are held at lower of cost or market.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,189	$14,189
Available-for-sale securities:
Municipal bonds and obligations	—	104,561	—	104,561
Agency collateralized mortgage obligations	—	833,036	—	833,036
Agency residential mortgage-backed securities	—	126,829	—	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	—	41,022	—	41,022
Trust preferred securities	—	11,901	—	11,901
Other bonds and obligations	—	3,141	—	3,141
Marketable equity securities	32,925	334	708	33,967
Loans Held for Sale	—	13,191	—	13,191
Derivative assets	45	17,130	332	17,507
Derivative liabilities	—	28,181	—	28,181

There were no transfers between levels during the three months ended June 30, 2016 or 2015. During the six months ended June 30, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data. There were no transfers between levels during the six months ended June 30, 2015.

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

			Aggregate Fair Value
June 30, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale (1)	$21,182	$20,321	$861
(1) Loans held for sale excludes $1.3 million of loans held for sale shown on the balance sheet that are held at lower of cost or market.

			Aggregate Fair Value
December 31, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$13,191	$12,914	$277

The changes in fair value of loans held for sale for the three and six months ended June 30, 2016, were gains of $369 thousand and $584 thousand, respectively. The changes in fair value of loans held for sale for the three and six months ended June 30, 2015, were losses of $285 thousand and $71 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

Derivative Assets and Liabilities
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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended June 30, 2016
March 31, 2016	$14,474	$—	$802	$(143)
Unrealized gain, net recognized in other non-interest income	153	—	1,711	—
Unrealized gain included in accumulated other comprehensive loss	—	—	—	(46)
Paydown of trading security	(148)	—	—	—
Transfers to held for sale loans	—	—	(1,254)	—
June 30, 2016	$14,479	$—	$1,259	$(189)

Six Months Ended June 30, 2016
December 31, 2015	$14,189	$708	$323	$9
Unrealized (loss) gain, net recognized in other non-interest income	585	—	2,917	—
Transfers to Level 2	—	(708)	—	(198)
Paydown of trading security	(295)	—	—	—
Transfers to held for sale loans	—	—	(1,981)	—
June 30, 2016	$14,479	$—	$1,259	$(189)

Unrealized gains (losses) relating to instruments still held at June 30, 2016	$2,790	$—	$1,259	$(189)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended June 30, 2015
March 31, 2015	$14,970	$719	$977	$(93)
Sale of Marketable Equity Security	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(451)	—	941	—
Unrealized gain included in accumulated other comprehensive loss	—	54	—	143
Paydown of trading account security	(141)	—	—	—
Transfers to held for sale loans	—	—	(1,536)	—
June 30, 2015	$14,378	$773	$382	$50

Six Months Ended June 30, 2015
December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of Marketable Equity Security	—	(1,327)	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(248)	—	2,671	—
Unrealized gain included in accumulated other comprehensive loss	—	(226)	—	143
Paydown of trading account security	(283)	—	—	—
Transfers to held for sale loans	—	—	(2,914)	—
June 30, 2015	$14,378	$773	$382	$50

Unrealized gains (losses) relating to instruments still held at June 30, 2015	$2,106	$3	$382	$50

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,479	Discounted Cash Flow	Discount Rate	1.70%

Forward Commitments	(189)	Historical Trend	Closing Ratio	89.35%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	1,259	Historical Trend	Closing Ratio	89.35%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$15,549

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,189	Discounted Cash Flow	Discount Rate	2.49%

AFS Securities	708	Pricing Model	Median Peer Price/Tangible Book Value Percentage Multiple	88.52%

Forward Commitments	9	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	323	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,229

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	June 30, 2016	December 31, 2015	Three months ended June 30, 2016	Six months ended June 30, 2016	Fair Value Measurement Date as of June 30, 2016
	Level 3	Level 3	Total	Total	Level 3
(In thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Impaired loans	$22,546	$11,657	$(180)	$10,889	June 2016
Capitalized servicing rights	9,498	5,187	—	—	May 2016
Other real estate owned	595	1,725	(3)	(56)	Jan. 2015 - March 2016
Total	$32,639	$18,569	$(183)	$10,833

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	June 30, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$22,546	Fair value of collateral	Loss severity	0.23% to 40.66% (5.24%)
			Appraised value	$5.0 to $3,513.9 ($1365.5)

Capitalized servicing rights	9,498	Discounted cash flow	Constant prepayment rate (CPR)	2.36% to 15.23% (9.66%)
			Discount rate	7.74% to 14.00% (11.30%)

Other real estate owned	595	Fair value of collateral	Appraised value	$46 to $1200.0 ($1,087.4)
Total	$32,639

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$11,657	Fair value of collateral	Loss severity	.05% to 29.50% (7.55%)
			Appraised value	$46.3 to $1962.0 ($999.7)

Capitalized servicing rights	5,187	Discounted cash flow	Constant prepayment rate (CPR)	7.17% to 12.06% (10.02%)
			Discount rate	10.00% to 15.00 (10.88%)

Other real estate owned	1,725	Fair value of collateral	Appraised value	$39 to $1,200.0 ($919.9)
Total	$18,569

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2016 and December 31, 2015.

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

Capitalized loan servicing rights.  A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

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

	June 30, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$74,579	$74,579	$74,579	$—	$—
Trading security	14,479	14,479	—	—	14,479
Securities available for sale	1,073,370	1,073,370	47,313	1,026,057	—
Securities held to maturity	132,010	141,544	—	—	141,544
FHLB bank stock and restricted securities	68,242	68,242	—	68,242	—
Net loans	5,958,904	6,051,886	—	—	6,051,886
Loans held for sale	22,450	22,450	—	22,450	—
Accrued interest receivable	22,255	22,255	—	22,255	—
Cash surrender value of bank-owned life insurance policies	127,000	127,000	—	127,000	—
Derivative assets	39,279	39,279	—	38,020	1,259
Assets held for sale	815	815	—	815	—

Financial Liabilities
Total deposits	$5,656,724	$5,661,984	$—	$5,661,984	$—
Short-term debt	1,110,320	1,110,322	—	1,110,322	—
Long-term Federal Home Loan Bank advances	120,844	121,212	—	121,212	—
Subordinated borrowings	89,072	95,253	—	95,253	—
Derivative liabilities	56,219	56,219	680	55,350	189

	December 31, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$103,562	$103,562	$103,562	$—	$—
Trading security	14,189	14,189	—	—	14,189
Securities available for sale	1,154,457	1,154,457	32,925	1,120,824	708
Securities held to maturity	131,652	136,904	—	—	136,904
FHLB bank stock and restricted securities	71,018	71,018	—	71,018	—
Net loans	5,685,928	5,727,570	—	—	5,727,570
Loans held for sale	13,191	13,191	—	13,191	—
Accrued interest receivable	20,940	20,940	—	20,940	—
Cash surrender value of bank-owned life insurance policies	125,233	125,233	—	125,233	—
Derivative assets	17,507	17,507	45	17,130	332
Assets held for sale	278	278	—	278	—

Financial Liabilities
Total deposits	$5,589,135	$5,582,835	$—	$5,582,835	$—
Short-term debt	1,071,200	1,071,044	—	1,071,044	—
Long-term Federal Home Loan Bank advances	103,135	103,397	—	103,397	—
Subordinated borrowings	89,812	93,291	—	93,291	—
Derivative liabilities	28,181	28,181	—	28,181	—

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

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$57,441	$52,637	$115,138	$98,130
Provision for loan losses	4,522	4,204	8,528	8,055
Net interest income after provision for loan losses	$52,919	$48,433	$106,610	$90,075

NOTE 15. SUBSEQUENT EVENTS
On June 24, 2016, the Company entered into an agreement and plan of merger with First Choice Bank ("First Choice"), the parent company of First Choice Loan Services ("FCLS"), pursuant to which First Choice will merge with and into Berkshire Bank in a transaction to be accounted for as a business combination. It is expected that FCLS will become an operating subsidiary of the Bank. Headquartered in Lawrenceville, New Jersey, First Choice had $1.1 billion in assets as of June 30, 2016 (unaudited) and operates eight banking offices providing a range of banking services in central N.J. and greater Philadelphia.

If the Merger is completed, each outstanding share of First Choice Bank common stock will be converted into the right to receive 0.5773 shares of the Company's common stock. In addition, each outstanding share of First Choice preferred stock will be converted into the right to receive such number of the Company's common stock equal to the number of shares of First Choice common stock issuable upon the conversion of the First Choice preferred stock multiplied by 0.5773.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of First Choice. The merger is currently expected to be completed in the fourth quarter of 2016. If the merger is not consummated under specified circumstances, First Choice has agreed to pay the Company a termination fee of $4.1 million.

This agreement and plan of merger had no significant effect on the Company’s financial statements for the periods presented.

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

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PER COMMON SHARE DATA (1)
Net earnings, diluted	$0.52	$0.35	$1.04	$0.70
Adjusted earnings, diluted (2)	0.54	0.51	1.07	1.01
Total book value	29.64	28.02	29.64	28.02
Tangible book value (2)	18.44	17.16	18.44	17.16
Dividends	0.20	0.19	0.40	0.38
Common stock price:
High	28.18	29.30	28.93	29.30
Low	24.80	26.77	24.71	24.27
Close	26.92	28.48	26.92	28.48

PERFORMANCE RATIOS (1)(3)
Return on assets	0.82%	0.56%	0.82%	0.55%
Adjusted return on assets (2)	0.85	0.81	0.85	0.79
Return on equity	7.17	5.05	7.18	5.03
Adjusted return on equity (2)	7.42	7.32	7.41	7.20
Adjusted return on tangible equity (2)	12.45	12.30	12.32	12.23
Net interest margin, fully taxable equivalent (FTE) (4)	3.31	3.30	3.32	3.24
Net interest margin, excluding purchased loan accretion and FTE (2)	3.20	3.16	3.21	3.15
Fee income/Net interest and fee income	21.16	22.92	21.76	23.08
Efficiency ratio (2)	58.71	61.51	59.29	62.34

GROWTH
Total commercial loans, (annualized)	15%	53%	11%	34%
Total loans, (annualized)	19	47	10	26
Total deposits, (annualized)	5	51	2	29
Total net revenues, (compared to prior year)	4	18	14	20
Earnings per share, (compared to prior year)	49	(24)	48	69
Adjusted earnings per share, (compared to prior year) (2)	5	16	5	17

FINANCIAL DATA: (In millions) (1)
Total assets	$8,044	$7,519	$8,044	$7,519
Total earning assets	7,327	6,740	7,327	6,740
Total investments	1,288	1,379	1,288	1,379
Total borrowings	1,320	1,266	1,320	1,266
Total loans	6,000	5,285	6,000	5,285
Allowance for loan losses	41	37	41	37
Total intangible assets	349	321	349	321
Total deposits	5,657	5,322	5,657	5,322
Total common stockholders’ equity	923	827	923	827
Net Income	16.0	10.0	32.0	18.8
Adjusted income (2)	16.5	14.6	33.0	26.9

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ASSET QUALITY AND CONDITION RATIOS (1)(5)
Net charge-offs (annualized)/average loans	0.22%	0.26%	0.22%	0.26%
Allowance for loan losses/total loans	0.69	0.70	0.69	0.70
Loans/deposits	106	99	106	99
Shareholders' equity to total assets	11.48	11.00	11.48	11.00
Tangible shareholders' equity to tangible assets (2)(6)	7.46	7.04	7.46	7.04

FOR THE PERIOD: (In thousands) (1)
Net interest income	$57,441	$52,637	$115,138	$98,130
Non-interest income	14,555	16,780	30,185	29,342
Provision for loan losses	4,522	4,204	8,528	8,055
Non-interest expense	46,268	54,025	93,368	99,173
Net income	15,957	10,044	31,958	18,803
Adjusted Income (2)	16,514	14,556	33,003	26,930
______________________________________
(1)  Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-core charges primarily related to acquisitions and restructuring activities. Refer to the Reconciliation of Non-GAAP Financial Measures on page 75 for additional information.

(2)	Non-GAAP financial measure.
(3)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(4)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
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
(6) Tangible assets are total assets less total intangible assets and is considered to be a non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures on page 75 for additional information.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$2,174	4.45%	$1,889	4.46%	$2,126	4.31%	$1,768	4.29%
Commercial and industrial loans	1,048	4.93	886	3.64	1,038	4.98	847	3.67
Residential mortgages	1,759	3.63	1,563	4.08	1,779	3.74	1,516	4.01
Consumer loans	845	3.40	822	3.24	826	3.42	794	3.23
Total loans (1)	5,826	4.14	5,160	4.02	5,769	4.14	4,925	3.94
Investment securities (2)	1,247	3.28	1,302	2.99	1,295	3.27	1,239	3.04
Short term investments & loans held for sale (3)	41	1.29	72	1.13	49	1.10	64	1.26
Total interest-earning assets	7,114	3.97	6,534	3.77	7,113	3.95	6,228	3.72
Intangible assets	345		304		339		290
Other non-interest earning assets	350		357		348		328
Total assets	$7,809		$7,195		$7,800		$6,846

Liabilities and shareholders’ equity
Deposits:
NOW	$493	0.13%	$460	0.15%	$489	0.13%	$442	0.15%
Money market	1,404	0.47	1,438	0.37	1,410	0.48	1,424	0.39
Savings	612	0.11	606	0.17	607	0.12	554	0.16
Time	2,047	1.06	1,558	0.91	2,055	1.03	1,489	0.91
Total interest-bearing deposits	4,556	0.65	4,062	0.52	4,561	0.64	3,909	0.53
Borrowings and notes (4)	1,236	1.38	1,299	0.76	1,235	1.29	1,209	0.80
Total interest-bearing liabilities	5,792	0.81	5,361	0.58	5,796	0.78	5,118	0.59
Non-interest-bearing demand deposits	1,033		974		1,030		922
Other non-interest earning liabilities	94		65		83		58
Total liabilities	6,919		6,400		6,909		6,098

Total shareholders’ equity (2)	890		795		891		748
Total liabilities and stockholders’ equity	$7,809		$7,195		$7,800		$6,846

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.16%		3.19%		3.17%		3.13%
Net interest margin (5)		3.31		3.30		3.32		3.24
Cost of funds		0.68		0.49		0.66		0.50
Cost of deposits		0.53		0.42		0.52		0.43

Supplementary data
Total deposits (In millions)	$5,589		$5,037		$5,591		$4,830
Fully taxable equivalent income adj. (In thousands)	1,180		1,068		2,314		1,957
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $2.0 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. Purchased loan accretion totaled $4.1 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Three Months Ended		At or for the Six Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(in thousands)
Net income (GAAP)		$15,957	$10,044	$31,958	$18,803
Adj: Gain on sale of securities, net		13	(2,384)	(23)	(2,418)
Adj: Merger and acquisition expense		701	5,665	1,228	8,940
Adj: Restructuring and conversion expense		177	3,046	430	4,192
Adj: Income taxes		(334)	(1,815)	(590)	(2,587)
Total adjusted income (non-GAAP)	(A)	$16,514	$14,556	$33,003	$26,930

Total revenue (GAAP)		$71,996	$69,417	$145,323	$127,472
Adj: Gain on sale of securities, net		13	(2,384)	(23)	(2,418)
Total operating revenue (non-GAAP)	(B)	$72,009	$67,033	$145,300	$125,054

Total non-interest expense (GAAP)		$46,268	$54,025	$93,368	$99,173
Less: Total non-operating expense (see above)		(878)	(8,711)	(1,658)	(13,132)
Operating non-interest expense (non-GAAP)	(C)	$45,390	$45,314	$91,710	$86,041

(in millions, except per share data)
Total average assets	(D)	$7,809	$7,195	$7,800	$6,846
Total average shareholders’ equity	(E)	890	795	891	748
Total average tangible shareholders’ equity	(F)	546	492	551	459
Total tangible shareholders’ equity, period-end (1)	(G)	574	507	574	507
Total tangible assets, period-end (1)	(H)	7,695	7,198	7,695	7,198
Total common shares outstanding, period-end (thousands)	(I)	31,156	29,521	31,156	29,521
Average diluted shares outstanding (thousands)	(J)	30,765	28,461	30,728	26,713

Earnings per share, diluted		$0.52	$0.35	$1.04	$0.70
Adjusted earnings per share, diluted	(A/J)	0.54	0.51	1.07	1.01
Book value per share, period-end		29.64	28.02	29.64	28.02
Tangible book value per share, period-end	(G/I)	18.44	17.16	18.44	17.16
Total shareholders' equity/total assets		11.48	11.00	11.48	11.00
Total tangible shareholder's equity/total tangible assets	(G)/(H)	7.46	7.04	7.46	7.04

Performance ratios (2)
GAAP return on assets		0.82%	0.56%	0.82%	0.55%
Adjusted return on assets	(A/D)	0.85	0.81	0.85	0.79
GAAP return on equity		7.17	5.05	7.18	5.03
Adjusted return on equity	(A/E)	7.42	7.32	7.41	7.20
Adjusted return on tangible equity (3)	(A/F)	12.45	12.30	12.32	12.23
Efficiency ratio	(C-M)/(B+K+N)	58.71	61.51	59.29	62.34

		At or for the Three Months Ended		At or for the Six Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(in thousands)
Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(K)	$2,777	$4,034	$4,365	$8,068
Non-interest income charge on tax-credit investments (5)	(L)	(1,938)	(2,851)	(3,039)	(5,703)
Net income on tax-credit investments	(K+L)	839	1,183	1,326	2,365
Intangible amortization	(M)	787	934	1,606	1,835
Fully taxable equivalent income adjustment	(N)	1,180	1,068	2,314	1,957
_______________________________________

(1)
Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

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

SUMMARY
Net income and earnings per share increased year to year for both the second quarter and first six months of 2016 due to expanded operations and improved profitability, including the benefit from merger and restructuring activities charged against 2015 results. Growth was reflected in the 14% increase in six month revenue and profitability was demonstrated by the increase in the six month ROA to 0.82%.

Berkshire’s results include the Hampden operations acquired on April 17, 2015, the Firestone operations acquired on August 7, 2015, and the 44 Business Capital operations acquired on April 29, 2016. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued for merger consideration.

Second quarter financial highlights included the following (comparisons are to prior quarter unless otherwise stated):

•	5% total loan growth

•	4% total commercial loan growth

•	3.31% net interest margin (fully taxable equivalent)

•	58.7% efficiency ratio (non-GAAP financial measure)

•	0.26% non-performing assets/assets

•	0.22% net loan charge-offs/average loans

Berkshire’s commercial and retail teams posted growth in the second quarter of 2016. This included the benefit of the Philadelphia area SBA lending business acquired during the quarter and operating as 44 Business Capital, a division of Berkshire Bank. Loan balances were up in all major lending categories and the total loan yield improved despite the ongoing market interest rate pressures. Profitability metrics also improved, including improved efficiency from the increased business scale. The Company’s shareholder dividend has increased by 5% compared to the prior year and the dividend yield measured 3% based on the second quarter average stock price.

Near the end of the period, Berkshire announced an agreement to acquire First Choice Bank which will add new dimensions to Berkshire’s business model. This agreement is subject to customary regulatory and shareholder approvals. This acquisition brings new branches in attractive Princeton and Philadelphia area markets, along with a strong mortgage banking platform with operations in targeted national markets. These operations complement Berkshire’s other recent development strategies. They are also targeted to enhance Berkshire’s liquidity and capital strength, as well as to provide additional earnings and profitability gains beginning in 2017. Berkshire is also working to expand its secondary market capabilities across several loan categories through its financial institution banking initiatives.

The First Choice acquisition is expected to bring Berkshire’s total assets to approximately $9 billion by year-end 2016 and moves the Company towards the $10 billion regulatory threshold that imposes wide ranging additional requirements and costs on its operations. Berkshire is proceeding with plans to develop the appropriate infrastructure in a cost effective manner and to plan for the full cost and revenue impacts, including the estimated $5-6 million in bank card interchange revenues expected to be lost when the threshold is crossed. The Company believes that it has ample time and possible scenarios to manage its growth through this transition and to achieve the size and scale efficiencies sufficient to offset these impacts on its returns on assets and equity.

Longer term U.S. Treasury interest rates reached record low levels around midyear 2016 reflecting the “lower for longer” market expectations about low interest rates that are pressuring industry profitability. As a result, Berkshire anticipates that asset yield compression will further pressure industry earnings and the Company is pursuing further revenue diversification and operating efficiencies with the goal of supporting future earnings growth. These strategies are also intended to offset the impacts of IRS guidance emerging shortly after midyear which are expected to reduce the attractiveness of qualifying tax credit related investment projects which have contributed to the Company’s earnings in recent periods.

Shortly after midyear, the Company announced the resignation of its CFO and the appointment of James M. Moses as the Company’s replacement SEVP/CFO. Mr. Moses has extensive experience with a leading international securities firm and with two prominent Northeast banks in the areas of asset/liability management, DFAST regulatory compliance for banks over $10 billion, and product profitability management.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015
Summary: During the second quarter, seasonally strong and diversified loan growth resulted in a 3% increase in total assets to $8.0 billion, and was funded by borrowings together with deposit growth. Asset quality metrics remained favorable despite the addition of impaired loans from 44 Business Capital. This business combination was primarily financed with cash and the related goodwill diluted measures of tangible equity. As a result, tangible book value per share remained unchanged during the quarter at $18.44 despite the contributions from retained earnings and unrealized securities gains. These gains reflected the improvement in bond prices related to the further decrease in interest rates. These contributions did increase total book value per share by $0.46, or 2%, to $29.64 during the quarter. The agreement to acquire First Choice Bank is targeted to strengthen capital and liquidity metrics, taking into account the capital and liquidity of that institution as well as the transaction structure. The interest rate sensitivity of the balance sheet remained neutral to positive, although the yield curve at midyear signaled likely continuing pressure on industry margins due to ongoing asset yield compression. There were no material changes in financial condition during the seasonally quiet first quarter, and first half changes were therefore primarily due to the above second quarter activity.

Securities: Total investment securities decreased by $83 million, or 6%, during the first half of 2016 due to management actions in the second quarter to minimize margin compression by deleveraging some of the lower margin investment securities. The Company sold $181 million of three year average life collateralized mortgage obligations yielding 1.77% near par. The Company purchased $72 million of securities including $10 million of municipal securities and $62 million of investment grade equivalent agency commercial mortgage backed securities at an average premium of 2%. These agency securities have a 2.48% weighted average yield and a six year average life. They are structured with credit enhancement components and their cash flows are protected due to prepayment fees and defeasement provisions on the underlying pool of loans.

Short term borrowings were reduced by $109 million in this deleveraging and this strategy improved the Company’s use of capital while also boosting the net interest margin by 0.03%, with minimal dilutive impact on earnings. This supplemented the purchase of $11 million of dividend-paying equity securities in the prior quarter to also provide margin support. Due to the decrease in interest rates in the second quarter, the unrealized gain on securities available for sale and held to maturity increased to $42 million, or 3.6% of cost at midyear, compared to $11 million or 0.8% of cost at the start of the year. The securities portfolio yield improved to 3.28% in the most recent quarter compared to 2.96% in the fourth quarter of 2015. The average life of the bond portfolio was 4.8 years at midyear compared to 4.9 years at the start of the year. The mix change towards longer maturities was generally offset by the shorter expected average lives of mortgage backed securities based on the drop in long term interest rates.

Loans: Total loans increased by $275 million, at a 10% annualized rate, in the first half of 2016, with growth in most major categories. Virtually all of this growth was during the second quarter, including seasonally strong demand and slower prepayments. Additionally, in the most recent quarter, mortgage growth included $51 million in net wholesale purchases and commercial growth included $37 million in commercial real estate loans which were the non-guaranteed participations in SBA loans acquired in the 44 Business Capital transaction.

First half loan growth was concentrated in commercial real estate balances, which increased by $178 million including $74 million in non-owner occupied mortgages, $51 million in multifamily balances, and $26 million in nonresidential construction balances. Total commercial and industrial loans and owner occupied commercial mortgages were unchanged, totaling $1.64 billion at midyear and comprising 50% of total commercial balances at that date.

The Company’s risk management observes the December 2015 federal interagency statement of prudent risk management practices for commercial real estate lending. Additionally, commercial real estate is managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for commercial construction loans. At midyear 2016, non-owner occupied commercial real estate totaled 256% of Bank risk based capital and outstanding commercial construction loans were 39% of Bank risk based capital (compared to 227% and 39% respectively at the start of the year). The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

Residential mortgage balances decreased by $61 million in the first quarter, and then increased by $90 million in the second quarter, resulting in a $29 million, or 2%, net increase for the first six months of the year. Most conforming mortgage originations were sold servicing released to the secondary market, and growth was primarily due to retained jumbo mortgages together with net wholesale purchases from regional financial institutions. For the first half of the year, wholesale purchases totaled $119 million and wholesale sales totaled $133 million. Consumer loans increased by $82 million in the first half of 2016 as a result of the expansion of the indirect auto dealer network across the footprint of the Company’s franchise. The Company’s goal is to further develop secondary market outlets to absorb an increasing share of indirect auto originations as part of its overall wholesale and financial institutions banking strategies. The Company anticipates that overall loan growth will decline from the elevated pace in the most recent quarter due to further development of these strategies, together with seasonal and timing factors.

The loan yield includes purchased loan accretion, which consists primarily of recoveries of purchased credit impaired loans. Loan accretion totaled $2.0 million in the second quarter and $2.1 million in the first quarter of 2016, compared to $2.2 million and $0.3 million in the same periods of 2015. The total loan yield increased to 4.14% in the second quarter of 2016 from 4.02% in the second quarter of 2015 (and compared to 4.15% in the fourth quarter of 2015). The increase in the yield included the benefit of the 25 basis point increase in short term rates in December 2015. Additionally, the yield benefited from higher yielding loans from the Firestone acquisition in the third quarter of 2015 and the higher yield assigned to the unguaranteed SBA loan participations from the 44 Business Capital acquisition in the most recent quarter. The tenor of the loan portfolio did not change significantly in the first half of 2016. At midyear, 33% of loans contractually repriced within one year, 26% repriced in one to five years, and 41% repriced over five years. As noted in the above securities discussion, the drop in interest rates at midyear is believed to have reduced the overall duration and average life of the loan portfolio and to have contributed to an increase in the premium fair value of the portfolio over book value at midyear.

Asset Quality. Asset quality metrics remained favorable and improved slightly from the prior quarter and the start of the year. Second quarter annualized net loan charge-offs measured 0.22% of average loans and period-end non-performing assets were 0.26% of total assets. Accruing delinquent loans were 0.31% of total loans, including accruing loans over 90 days past due measuring 0.06% of total loans. Loans identified as troubled debt restructurings decreased slightly to $22 million. Loans which became non-accruing totaled $4 million which was within the general run rate range of $4-10 million experienced for a number of recent quarters. At period-end, the total contractual balance of purchased credit impaired loans was $38 million, with a $20 million carrying value. The $18 million discount included $6 million in accretable yield and $12 million in nonaccretable discount. The 44 Business Capital business combination included $6.3 million in impaired loans with a book value of $6.2 million and a fair value of $2.6 million, including $0.7 million in accretable discount.

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

The loan loss allowance increased by $2 million, or 5%, in the first half of 2016. This was in line with the 5% million increase in total loans. As a result, the ratio of the allowance to total loans remained unchanged from year-end at 0.69%. The allowance on loans from business activities decreased slightly to 0.75% from 0.76% of related loans; net annualized charge-offs of these loans measured 0.24% in the first half of 2016. The allowance on acquired loans decreased slightly to 0.40% from 0.41% of related loans; net annualized charge-offs of these loans measured 0.15% in the first half of 2016. At period-end, the allowance provided 3.2X coverage of annualized first half net charge-offs and 2.0X coverage of period-end non-accrual loans. Criticized loans decreased to 1.6% of total assets from 1.9% at the start of the year due primarily to a $15 million decrease in criticized loans from business activities, including an $8 million decrease to $52 million in potential problem loans, which the Company defines as substandard accruing loans from business activities. The ratio of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance declined to 21% from 24% during the first half of 2016.

Deposits. Total deposits increased by $68 million, or 1%, in the first half of 2016 with all growth recorded in the second quarter. First quarter deposits were flat including the runoff of unusually high year-end balances resulting from commercial customer year-end payroll cycles. Additionally, the Company recorded $30 million in deposits as held for sale in the first quarter, and this balance (along with an immaterial amount of loans) was transferred to other liabilities. This sale of these two small outlying New York branches was completed on August 5, 2016 and the settlement is not expected to have a material impact on third quarter results. Growth in the first six months was due to a $104 million increase in time deposits, including a $65 million increase in personal accounts and a $39 million increase in brokered accounts, with a slight decrease in commercial accounts. Time deposit growth was concentrated in jumbo accounts ($100,000 balance or higher). The cost of deposits increased by 8 basis points in the most recent quarter to 0.53% from 0.45% in the third quarter of 2015 (the last full quarter before the 25 basis point rate increase in short term rates in December 2015). This included a 5 basis point increase in the cost of money market accounts and a 16 basis point increase in time deposit costs including an increase in brokered deposit costs which are most sensitive to market interest rates. The loans/deposits ratio increased to 106% at midyear compared to 102% at the start of the year and is expected to decline below 100% when the First Choice merger is completed.

Borrowings and Other Liabilities. Total borrowings increased by $57 million, or 5% in the first half of 2016 to help fund the strong second quarter loan growth, including the 44 Business Capital business combination. The Bank uses short term FHLB advances for these liquidity management purposes. There were no swaps or other interest rate hedges undertaken with these additional short term borrowings based on management’s current assessment of interest rate expectations. The cost of borrowings increased to 1.38% in the most recent quarter from 0.81% in the third quarter of 2015 (the last full quarter before the 25 basis point Fed rate hike). Due to its asset/liability mix, the Company believes that earnings in 2016 have benefited from the Federal Reserve Board's rate increase. In addition to the impact of this rate hike on the overall portfolio of unhedged borrowings (totaling $0.9 billion), the borrowing cost also increased as the forward starting interest rate swaps began to become active as scheduled in the swap agreements. This is further discussed in the next section. The category of other liabilities increased by $52 million over the last six months, including the $30 million of deposits originally transferred to held for sale and to an increase to $14 million in the unrealized loss on the Company’s fixed payment interest rate swaps following the flattening of the yield curve late in the second quarter.

Derivative Financial Instruments and Hedging Activities. The notional balance of derivative financial instruments increased by $286 million, or 21%, to $1.65 billion in the first half of 2016. This included a $217 million increase in economic hedges related to commercial loan interest rate swaps reflecting strong customer demand for fixed rate loan protection in the low rate environment that developed in 2016. The Company recognizes non-interest income on the sale of these financial instruments, as further discussed in a later section. Customer swaps issued by the Bank are backed by similar swaps transacted with the Company’s national financial institution counterparties. As a result, the $217 million increase represented approximately $108 million in commercial customer loan transactions. Hedging instruments related to mortgage banking increased by $60 million in the first half of the year due to increased volume of interest rate locks due to strong demand by mortgage customers for purchase and refinancing commitments in the attractive borrowing environment.

At year-end 2015, the Company had $300 million of forward starting interest rate swaps which were scheduled to become active during the first three quarters of 2016, and which are now all fully active including swaps activating in the third quarter. These are all fixed payment swaps with a 2.29% weighted average pay rate and a 2.7 year average remaining maturity at midyear. The fully active swaps are reducing the net interest margin by approximately 8-9 basis points and earnings per share by approximately $0.10 compared to conditions existing at year-end 2015. The unrealized loss on these swaps increased to $14 million from $9 million over the first six months and this was the primary component of the overall net loss on derivative financial instruments, which increased to $17 million from $11 million over this period. Most of this loss (after tax) is reflected in changes in other comprehensive income which is a component of shareholders’ equity.

Shareholders’ Equity. Total equity increased by $36 million or 4% in the first half of 2016. This increase included the $19 million contribution from retained earnings and a $14 million increase in accumulated other comprehensive income. This latter increase was due to the after-tax impact of lower interest rates on the fair value of investment securities (increased by $17 million after tax) which was partially offset by the higher after-tax unrealized loss on derivative financial instruments (increased by $3 million after tax). Book value per share increased by $0.46 to $29.64 during the most recent quarter.

The Company also evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community. The 44 Business Capital business combination resulted in a $16 million increase in goodwill which was slightly offset by $1 million in new common equity issued as partial merger consideration. Including merger related costs, the total dilutive impact of this transaction was estimated by the Company at $0.52 per share. This dilution largely offset the positive contribution of retained earnings and unrealized gains in the second quarter, with the result that tangible book value per share was unchanged at $18.44 in the most recent quarter.

The ratio of shareholders’ equity to total assets increased to 11.5% from 11.3% in the first half of the year. Including the 44 Business Capital impacts, tangible equity/assets increased to 7.5% from 7.4% during this period. As previously noted, the Company also increased its quarterly shareholder dividend from $0.19 to $0.20 beginning in the first quarter of 2016.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Summary. Berkshire’s results include the Hampden operations acquired on April 17, 2015, the Firestone operations acquired on August 7, 2015, and the 44 Business Capital operations acquired on April 29, 2016. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued for merger consideration. Much of the following discussion will focus on second quarter results, which included Hampden operations in both years (2015 results included Hampden for approximately 82% of the quarter based on the acquisition date.)

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to its normalized operations. These adjusting items consist primarily of merger, acquisition, conversion, and restructuring expenses, together with gains recorded on securities. Berkshire views its net merger related costs as part of the economic investment for its acquisitions. Please see the Non-GAAP reconciliation section of this discussion for more discussion and information about adjusted net income and other non-GAAP financial measures discussed in this report.

Second quarter GAAP net income per share increased by 49% to $0.52 in 2016 from $0.35 in 2015. Adjusted net income increased by 6% to $0.54 per share from $0.51 for these respective periods. Results increased due to expanded operations and improved profitability. GAAP results last year included higher charges related to the Hampden Bancorp acquisition.

First half GAAP net income per share increased by 49% to $1.04 in 2016 from $0.70 in 2015. Adjusted earnings increased by 6% to $1.07 per share from $1.01 for these respective periods. These changes largely reflected the same trends discussed above that drove second quarter earnings growth. Of note, Berkshire has pursued bottom line growth while also investing in infrastructure development to support its larger operations and targeted future growth.

In addition to per share measures of income and adjusted income, the Company also evaluates these measures in total. Growth was achieved in these measures for both the second quarter and first six months of 2016 compared to 2015, including the benefit of overall growth in the Company’s activities as well as improvements in profitability.

Return on equity and return on assets improved year-over-year on both a GAAP and core basis. Over the five most recent quarters, the GAAP ROE has varied in the 5.1% - 7.3% range depending primarily on merger related charges. The adjusted return on tangible equity has varied in the 12.2% - 12.8% range during this period. This ratio is a non-GAAP financial measure that compares adjusted earnings to average tangible equity in order to measure the rate of internal capital generation to support ongoing growth and dividends. Profitability has benefited from both a higher net interest margin as well as improved efficiency, with the efficiency ratio decreasing to 58.7% in the most recent quarter. The efficiency ratio is a non-GAAP financial measure that compares adjusted expenses and revenues to assess how well the Company is managing its costs.

Second quarter earnings in 2016 included accretion from the Hampden, Firestone, and 44 Business Capital acquisitions which were not part of operations for the full period of the second quarter of 2015. Management believes that these acquisition strategies have been beneficial to improve operating results, as well as to deepen and broaden the franchise. These benefits have also helped to offset the margin compression in the industry related to the ongoing low interest rate environment and to support Berkshire’s continuing investment in infrastructure to support its future strategic growth objectives.

Revenue. Second quarter net revenue increased by $3 million, or 4%, year-over-year. Revenue in 2015 included securities gains primarily recorded in conjunction with the Hampden acquisition. Excluding these gains, net revenue increased by $5 million, or 7%, which was the driver of positive operating leverage that improved profitability. Most revenue growth was in net interest income related to the acquired operations. Revenue in the most recent quarter included an estimated $5 million from Firestone and 44 Business Capital operations. Second quarter 2016 revenue decreased from the linked quarter due to higher tax credit investment amortization charges and lower seasonal contributions from wealth and insurance operations. First half revenue increased year-over-year by 14% including the additional benefit of the Hampden operations acquired in the second quarter of 2015.

Fee income was 21% of total net revenue in the most recent quarter. Berkshire is developing fee revenue synergies as part of its long term goal of diversifying revenue and deepening wallet share. With the expected mortgage banking revenue contribution of the First Choice operations, Berkshire’s goal is to achieve its target of 30% or more of revenue from fee income including those operations.

Berkshire’s second quarter annualized net revenue per share measured $9.36 per share in 2016 compared to $9.76 in the prior year. Excluding securities gains, this declined to $9.36 in 2016 compared to $9.42 due to the lower fee revenue penetration of operations acquired in 2015.

Net Interest Income. Second quarter net interest income increased year to year by $5 million, or 9%. This was chiefly volume related due to the $580 million, or 9%, increase in average earning assets from acquisitions and business activities. Average C&I loans increased by $162 million which included the benefit of the acquired Firestone operations. The remaining growth was primarily due to other growth in loan outstandings across all major lending categories.

The second quarter net interest margin increased year to year by 1 basis point to 3.31% in 2016. Despite the continuing asset yield compression from ongoing low interest rates and heightened competition, Berkshire’s initiatives to improve its asset mix resulted in a 20 basis point increase in the earning asset yield to 3.97%. This included improved loan and securities yields described in the earlier section in this discussion about financial condition. The improved earning asset yield more than offset a 19 basis point increase in the cost of funds, including higher deposit and borrowings costs which were also further described in the earlier discussion of financial condition. These yield changes included modest targeted increases in durations and credit risk, while overall risks measures remained favorable and well within the Company’s guidelines.

The Company has particularly benefited from the increased spreads related to operations acquired in business combinations as a result of fair market valuations of assets and liabilities, including higher yields on acquired impaired assets and lower costs on acquired liabilities. Purchased loan accretion also includes recoveries on the resolution of purchased credit impaired loans, which has consistently been a significant source of earnings as a result of the Company’s strong asset management disciplines and favorable trends in market prices for impaired assets. Purchased loan accretion totaled $2.0 million in the second quarter of 2016, $2.1 million in the first quarter of 2016, and $2.2 million in the second quarter of 2015. Measured on a non-GAAP basis before this accretion, the net interest margin was 3.20% in the most recent quarter.

The net interest margin in 2016 includes the impact of forward starting interest rates swaps which became active as scheduled in roughly similar tranches in the first, second, and third quarters of this year and which have added to the total cost of funds including the swaps that have become active in the third quarter. Additionally, as a result of the recent decline in longer term treasury interest rates to record lows, the Company anticipates that additional asset yield compression will contribute to the swap cost to reduce the net interest margin in the third quarter and for at least the near term future. As discussed in the later section on market risk, the Company believes that the prospect for interest rate changes reflected in the forward interest rate curve at midyear will be adverse to the margin on the existing balance sheet. The Company intends to continue to pursue strategies to partially offset this compression and it believes that its efforts to diversify revenues and to develop specialized lending and wholesale channels will give it comparative advantage in addressing these pressures which affect the entire industry.

The foregoing discussion has focused on quarterly net interest income. For the first six months of the year, net interest income increased year to year by $17 million, or 17%. In addition to the influences previously discussed, this higher rate of increase for the six month period primarily reflects the full six month benefit of Hampden operations, which were owned for less than three months during the first half of 2015.

Non-Interest Income. Non-interest income is mostly comprised of fee income. Second quarter fee income decreased year to year by $0.2 million, or 2%. Six month fee income increased year to year by $1.4 million, or 5%, including the full six month benefit of the acquired Hampden operations in 2016. The largest source of fee income is deposit related fees. Six month 2016 deposit fee income of $12.4 million included $3.7 million in bank card fees and $7.2 million in service charges. Second quarter deposit fee income measured 0.45% of average deposits in 2016 compared to 0.51%, including the impact of higher reliance on time deposits. Six month loan related fees totaled $5.9 million in 2016, and included $2.4 million in commercial swap fees, $0.4 million in mortgage servicing income, and $2.1 million in gains on the sale of seasoned mortgages. Changes in mortgage banking revenue reflected volume changes in gains on mortgage production due to the impact of market interest rates on demand. Due to record low interest rates at midyear 2016, production volumes and gain on sale spreads were improving at midyear.

The category of other non-interest income included $2.0 million in income on bank owned life insurance for the first half of 2016 and was net of $0.6 million in charges for swap adjustments. It is also net of charges which totaled $3.0 million for the amortization of tax credit related investments, compared to $5.7 million in the first half of 2015. These charges are more than offset by credits to income tax expense related to these projects. The year to year decrease was due to lower qualifying investments as further addressed in the following discussion of income tax expense.

Non-interest income includes net securities gains which decreased in the first half to $23 thousand in 2016, compared to $2.4 million in 2015 which resulted from the gain on Hampden stock recorded at the time that acquisition was completed.

Loan Loss Provision. The provision for loan losses for the first half of the year increased by $0.5 million to $8.5 million in 2016. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company as an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to loan portfolio growth resulting from loan originations.

Non-Interest Expense. Second quarter non-interest expense decreased year to year by $8 million, or 14%, due to elevated merger, restructuring, and conversion expense in 2015. Adjusted expense, a non-GAAP financial measure which excludes these costs, was flat despite the 4% revenue growth posted during this time. Six month non-interest expense decreased by $6 million, or 6%, but on an adjusted basis this measure increased by $6 million or 7%, due to the 14% increase in net revenue primarily resulting from the Hampden acquisition in the second quarter of 2015. As a result of the positive operating leverage, the efficiency ratio, a non-GAAP measure, improved to 58.7% in the most recent quarter. Annualized expense in the most recent quarter measured 2.37% of average assets and 2.33% on an adjusted basis. Adjusted expense is down from 2.51% of average assets in the first quarter of 2015 which demonstrates the benefit of the Company’s growth and restructuring activities. Full time equivalent staff at midyear 2016 measured 1,222 persons which was little changed from 1,221 at the start of the year despite the acquisition of the 44 Business Capital operations.

Income Tax Expense. The second quarter effective income tax rate was 25% in 2016 compared to 10% in 2015. For the first half of the year, the tax rate was 26% in 2016 compared to 7% in 2015. The tax rate reflects the ongoing benefit of components described in the notes to the financial statement included in the 2015 Form 10-K.

The primary reasons for the effective tax rate changes in 2016 were the increased pre-tax earnings in 2016 and the reduction in the benefits related to the Company’s tax credit investment projects. The increased pre-tax earnings had the effect of increasing the effective income tax rate due to the lower proportional benefit of other tax preference items. The tax credit investment projects include tax credits and deductions generated primarily from investment in historic rehabilitation projects. The benefit to income tax expense totaled $2.8 million in the most recent quarter, and contributed $0.8 million to earnings, net of related amortization charges in non-interest income. Measured before all impacts of the tax credit investment projects, the Company's tax rate on pre-tax adjusted income was approximately 34% in the first half of 2016.

The Company’s per share results for the first six months of 2016 included a $0.04 benefit from tax credit investment projects in 2016 compared to a $0.09 benefit in 2015 (net of the amortization charge to non-interest incomes). The benefit of these investments can be variable from quarter to quarter depending on the origination of new investments, the construction of the projects, and the timing of tax accounting components. Updated Internal Revenue Service guidance issued shortly after midyear reduced the potential attractiveness of future qualifying projects based on the Company’s financial disciplines. As a result, the Company’s current outlook is that the effective tax rate will increase in the second half of the year and that the future earnings benefit of investment tax credit related projects will be reduced (net of a lower amortization charge to be recorded in non-interest income).

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income consists primarily of changes in the net fair value of available for sale securities and derivative hedges, net of related income taxes. These changes normally result from changes in market interest rates. Securities prices generally move inversely to interest rates and the value of the Company’s fixed payment swaps generally moves in the same direction as interest rates, as measured on the date of the balance sheet. The changes for the larger and longer direction securities portfolio often exceed the changes related to swaps. In the first half of 2016, longer term interest rates decreased and as a result, other comprehensive income was positive. In the first half of 2015, longer term interest rates generally increased and the result was another comprehensive loss.

44 Business Capital Acquisition. The acquisition of certain business operations and assets related to 44 Business Capital was completed on April 29, 2016 and is described in Note 2 of the financial statement. This acquisition, located in the greater Philadelphia area, provides access to attractive mid-Atlantic commercial lending markets. 44 Business Capital specializes in originating SBA 7(a) guaranteed business loans, which generally exceed $1 million in loan size. This business sells the guaranteed portions of the loans and the Bank retains the unguaranteed portion. The business generates gains on the sale of these loans which is reported in non-interest income. 44 Business Capital originated $29 million in total SBA loans in its most recent fiscal year and loan sale gains were $4 million in 2015 and $5 million in 2014. Additionally, the Bank retains the servicing rights on sold loans; the notional balance of this servicing portfolio was $148 million at acquisition date, and the unguaranteed portion of the loans was valued at $37 million at acquisition. This business is complementary to Berkshire’s existing SBA loan program which generates smaller SBA loans and is ranked among the top ten U.S. SBA loan originators based on number of small balance loans. 44 Business Capital is also located within the market served by First Choice Bank and Berkshire expects to develop synergies between those operations, as well as with Berkshire’s Firestone Financial equipment lending operations. The 44 Business Capital acquisition by Berkshire Bank was financed primarily with cash and resulted in $16 million in goodwill that was recorded. Including merger costs, Berkshire estimates that this acquisition resulted in tangible book value dilution of $0.52 per share which the Company targets to earn back from earnings accretion within five years including a first year ramp up period. The Company is targeting an IRR in excess of 15% for this transaction. No cost savings were targeted with this acquisition. The pro forma analysis in the financial statement (assuming that the acquisition was completed on January 1, 2015) estimates that pro forma Berkshire earnings per share would have been $0.73 in the first six months of 2015 including 44 Business Capital operations, compared to the $0.70 actual result without this business line. Pro forma combined results under these assumptions in the first six months of 2016 would have been $1.06 in earnings per share (before acquisition expenses) compared to the $1.04 actually posted by the Company during this period.

Liquidity and Cash Flows. The Company utilized its liquidity resources to support the strong growth that emerged in the second quarter of 2016, including the purchase of loans related to the 44 Business Capital business combination, as well as wholesale purchases of residential mortgages. The loans/deposits ratio increased to 106% at midyear from 102% at the start of the year, and total borrowings increased by 4.5%. The Company continues to maintain appropriate liquidity sources. At midyear, the Company had approximately $513 million in borrowing availability with the Federal Home Loan Bank, compared to $576 million at the start of the year.

The Company evaluates liquidity impact as part of its acquisition strategies and analysis. In addition to whole bank purchases, this included the New York branch purchase in 2014 and the Firestone acquisition in 2015. First Choice Bank has a comparatively low loan/deposit ratio and this planned acquisition is targeted to improve the Company’s liquidity and resources to support loan growth in the future. Additionally, the First Choice acquisition is intended to provide access to new deposit funding sources in attractive mid-Atlantic markets. Also, the sophisticated operations of the First Choice national mortgage banking business will improve Berkshire’s overall access to national secondary mortgage markets.

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

Berkshire Hills Bancorp had a cash balance totaling $20 million as of June 30, 2016 which was on deposit with Berkshire Bank. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $18 million in dividends to the Parent in the first half of 2016. The Parent purchased $11 million in equity securities during the first quarter. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations.

Capital Resources. Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the “Shareholders’ Equity” note to the consolidated financial statements. At June 30, 2016, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2015 Form 10-K.

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

On April 29, 2016, the Company issued approximately 45 thousand shares of stock as a component of the consideration paid for the Bank’s acquisition of the assets and operations of 44 Business Capital LLC. The Company’s agreement to acquire First Choice Bank utilizes Berkshire’s common stock as 100% of the merger consideration. The Company expects to issue approximately 4.3 million common shares to complete this transaction, which is targeted for the fourth quarter of 2016. This transaction, together with the planned deposit deleveraging, is expected to contribute positively to the Company’s ratios of capital adequacy.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements is contained in the Company’s 2015 Form 10-K and information relating to payments due under contractual obligations is presented in the 2015 form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. In the first six months of 2016, the Company completed the acquisition of assets and operations related to 44 Business Capital and entering into an agreement to sell two branches, which was completed on August 5, 2016. Berkshire expects to enter into more derivative financial contracts and off-balance sheet arrangements as a result of taking on the SBA loan secondary marketing operations of 44 Business Capital, as well as other initiatives it is pursuing as part of its financial institutions banking initiative. At midyear, Berkshire had an outstanding agreement to acquire First Choice Bank, subject to customary regulatory and shareholder approvals. The Company expects to complete this transaction in the fourth quarter of 2016. First Choice has a national mortgage banking operation with significant secondary market activity which is expected to increase the overall off-balance sheet arrangements and contractual obligations for the combined company.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at June 30, 2016 compared to December 31, 2015. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, and the change in the premium value of loans during the first half of the year was primarily related to the decrease in long term interest rates during the quarter. The fair value of net loans exceeded carrying value by 1.6% at midyear 2016, compared to 0.7% at the end of 2015.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first six months of 2016. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2015. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped and shocked interest rate changes on net interest income in the one year, two year, and three year time horizons, including parallel shifts and yield curve twists. The Company also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk. Due to its growth and changes in the market risk environment, the Company has undertaken initiatives to review its processes of modeling loan and deposit behaviors. The Company has also contracted to upgrade and enhance its interest rate risk modeling systems and is working with third party vendors to expand the inputs and outputs of its modeling processes. As a result, the Company anticipates that there may be changes to its market risk measurement process by year-end 2016. The Company views its current processes as adequate for measuring and monitoring market risk and is undertaking these processes as part of its infrastructure development to support further growth and diversification. The Company has no current expectation that these methodological changes will have a material impact on its assessment of its market risk and any significant changes in methodology will be evaluated to ascertain their impact on modeling results and conclusions.

As of June 30, 2016, the Company remained modestly asset sensitive in most interest rate parallel shift scenarios. Increases in interest rates which result from a parallel shift in the yield curve generally result in higher interest income in most future periods compared to the base scenario of unchanged interest rates. Interest income is positively affected up to 5% in the third year compared to this base scenario depending on the timing and magnitude of the interest rate increase. This reflects the repricing of assets in an upward rate environment, together with the benefit of the fixed payment swaps. The Company’s position tends to be initially asset sensitive as prime and LIBOR indexed loans are expected to react quickly to rate changes while modeled deposit rate changes are expected to react less quickly. The Company believes that net interest income in the first six months of 2016 was positively affected by the market changes related to the 25 basis point hike in the federal funds rate by the Federal Reserve Bank in December 2015. The Company’s net interest income has been negatively affected by the activation of its interest rate swaps which were forward starting at year-end 2015 and were scheduled to become active in the first three quarters of 2016. The full impact of these swaps becoming active is expected to be completely recognized in third quarter earnings based on current interest rates.

If interest rates remain unchanged or if the yield curve flattens due to higher short term rates, the Company’s net interest income could be negatively impacted in the initial effective period of the swaps due to the contracted fixed payments, together with the ongoing effects of asset yield compression which have pressured industry margins in recent years. The forward interest rate curve at June 30 anticipates such a future flattening. The Company evaluates its projections under the scenario of the forward interest rate curve. Through its pricing disciplines and mix of business, Berkshire’s goal is manage its balance sheet to support the net interest margin in the “lower for longer” market expectation that developed around midyear 2016. The Company anticipates that the margin will decline in the third quarter as a result of market and competitive forces. Additionally, First Choice Bank operates with a lower net interest margin and is viewed by Berkshire as having a liability sensitive interest rate profile. Berkshire evaluated these impacts with its merger analytics and the projections of attractive returns on this investment include these expected impacts and the longer term expected operations of this business combination.

In addition to modeling market risk in relation to net interest income, the Company also models net income at risk in various interest rate scenarios. Various sources of fee income, including interest rate swap income and mortgage banking revenue, are sensitive to interest rates. Other components of revenue and expense are also considered and net income estimates include the impact of income taxes on modeled changes. Management considers the risks to net income in evaluating its overall asset liability management and strategies. As part of the modeling initiatives that management is currently undertaking, the Company will also be enhancing its modeling of net income at risk as well as integrating with its capital stress testing initiatives. Additionally, these initiatives will include the modeling impacts of First Choice Bank and its relatively higher proportion of non-interest income at risk based on its mortgage banking operations.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the long term future, as anticipated. At midyear 2016, the Company estimated that the economic value of equity would decrease by approximately 12% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits. This compares to 9% at the start of the year; the increase reflects the impact of growth in fixed rate assets on medium and long term modeled net interest income if interest rates increase. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. However, other than the item noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

On April 28, 2016, Berkshire Hills and Berkshire Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. The complaint seeks, in part, compensatory, consequential, statutory, and punitive damages. Berkshire Hills and Berkshire Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit.

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this form are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There is no assurance when or even if the merger of First Choice Bank with and into Berkshire Bank will be completed.
Completion of the merger of First Choice Bank with and into Berkshire Bank is subject to satisfaction or waiver of a number of conditions set forth in the merger agreement. There can be no assurance that the Company, Berkshire Bank, and First Choice Bank will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.

The Company, Berkshire Bank, and First Choice Bank can agree at any time to terminate the merger agreement, even if First Choice Bank stockholders have already voted to approve the merger agreement. The Company and First Choice Bank can also terminate the merger agreement under other specified circumstances.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States and the Commonwealth of Massachusetts. There can be no assurance as to whether the federal or state regulatory approval will be received or the timing of the approvals. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a "material adverse effect" as defined in the merger agreement. While the Company does not currently expect that any such conditions or restrictions would be imposed, there can be no assurance that they will not be, and such conditions or restrictions could have the effect of delaying or preventing completion of the merger.

Goodwill incurred in the merger may negatively affect the Company's financial condition.
To the extent that the merger consideration, consisting of the number of shares of the Company common stock issued or to be issued in the merger, exceeds the fair value of the net assets, including identifiable intangibles of First Choice Bank, that amount will be reported as goodwill by the Company. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment at least annually. A failure to realize expected benefits of the merger could adversely impact the carrying value of the goodwill recognized in the merger, and in turn negatively affect the Company's financial condition.

Berkshire Bank may be unable to successfully integrate First Choice Bank’s operations or otherwise realize the expected benefits from the merger, which would adversely affect the Company's results of operations and financial condition.
The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:
• Integrating personnel with diverse business backgrounds;
• Combining different corporate cultures; and
• Retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of First Choice Bank and its subsidiary, First Choice Loan Services, who are expected to be retained by Berkshire Bank. Berkshire Bank may not be successful in retaining these employees for the time period necessary to successfully integrate First Choice Bank’s and First Choice Loan Services’ operations with those of Berkshire Bank. The diversion of management's attention and any delay or difficulty encountered in connection with the merger and the integration of the two companies' operations could have an adverse effect on the business and results of operation of the Company following the merger.

The success of the merger will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from combining the business of First Choice Bank with and into Berkshire Bank. If Berkshire Bank is unable to successfully integrate First Choice Bank and successfully manage First Choice Loan Services as a wholly owned subsidiary, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earning and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause the Company not to realize expected benefits.

Clarification of tax rules and regulations may impact the Company's ability to execute on certain tax strategies.
The risk factors at year-end 2015 also included discussion of possible changes in tax preference items, including rulings by taxing authorities. In the third quarter of 2016, taxing authorities issued additional guidance relevant to certain tax credit related investments in progress and contemplated by the Company. This guidance reduced uncertainties related to such rulings and the Company's assessment is that the financial impact will be less for qualifying opportunities for certain investments in the future. The Company anticipates that its tax rate will increase if tax credit related benefits decrease from current levels.

Recent changes in executive management can introduce control risks.
In the third quarter of 2016, the Company announced the resignation of its SEVP/Chief Financial Officer and the recruitment of a new individual into this position. As noted in the Form 10-K, transitions in management could introduce control risks in the operating environment.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the six months ended June 30, 2016 and June 30, 2015, the Company transferred 50,120 shares and 4,269 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2016:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2016	—	$—	—	500,000
May 1-31, 2016	—	—	—	500,000
June 1-30, 2016	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of June 30, 2016, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (1)
2.2
Agreement and Plan of Merger, dated as of May 21, 2015, by and among Firestone Financial Corp., Berkshire Hills Bancorp, Inc., Berkshire Bank, Jacob Acquisition LLC, and David S. Cohen, solely in his capacity as the representative of the Firestone security holders (5)

2.3	Agreement and Plan of Merger, dated as of June 24, 2016, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, and First Choice Bank (6)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (4)
10.1	Berkshire Bank Supplemental Executive Retirement Agreement for Richard Marotta (7)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Shareholder Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.

_______________________________________

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on November 4, 2014.

(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on April 28, 2015.

(4)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.

(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 22, 2015.

(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 27, 2016.

(7)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2016	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: August 9, 2016	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer