Form 10-Q
period 2016-09-30
BERKSHIRE HILLS BANCORP INC
filed 2016-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The Registrant had 31,173,020 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2016.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$61,107	$72,918
Short-term investments	8,178	30,644
Total cash and cash equivalents	69,285	103,562
Trading security, at fair value	14,149	14,189
Securities available for sale, at fair value	946,853	1,154,457
Securities held to maturity (fair values of $139,358 and $136,904)	131,467	131,652
Federal Home Loan Bank stock and other restricted securities	61,277	71,018
Total securities	1,153,746	1,371,316
Loans held for sale	20,471	13,191
Commercial real estate	2,327,044	2,059,767
Commercial and industrial loans	994,874	1,048,263
Residential mortgages	1,818,111	1,815,035
Consumer loans	906,975	802,171
Total loans	6,047,004	5,725,236
Less: Allowance for loan losses	(43,105)	(39,308)
Net loans	6,003,899	5,685,928
Premises and equipment, net	85,794	88,072
Other real estate owned	80	1,725
Goodwill	339,975	323,943
Other intangible assets	8,308	10,664
Cash surrender value of bank-owned life insurance policies	127,880	125,233
Deferred tax assets, net	34,616	42,526
Other assets	87,107	64,926
Total assets	$7,931,161	$7,831,086

Liabilities
Demand deposits	$1,113,733	$1,081,860
NOW deposits	476,189	510,807
Money market deposits	1,469,075	1,408,107
Savings deposits	607,868	601,761
Time deposits	2,082,889	1,986,600
Total deposits	5,749,754	5,589,135
Short-term debt	939,800	1,071,200
Long-term Federal Home Loan Bank advances	109,114	103,135
Subordinated borrowings	89,116	88,983
Total borrowings	1,138,030	1,263,318
Other liabilities	110,784	91,444
Total liabilities	$6,998,568	$6,943,897
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 32,321,962 shares issued and 31,121,676 shares outstanding in 2016; 32,321,962 shares issued and 30,973,986 shares outstanding in 2015)	322	322
Additional paid-in capital	747,844	742,619
Unearned compensation	(6,991)	(6,997)
Retained earnings	213,453	183,885
Accumulated other comprehensive income	8,411	(3,305)
Treasury stock, at cost (1,200,286 shares in 2016 and 1,179,045 shares in 2015)	(30,446)	(29,335)
Total shareholders’ equity	932,593	887,189
Total liabilities and Shareholders’ equity	$7,931,161	$7,831,086
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income
Loans	$61,571	$56,343	$179,716	$152,292
Securities and other	8,940	9,109	28,289	26,314
Total interest and dividend income	70,511	65,452	208,005	178,606
Interest expense
Deposits	7,790	6,046	22,327	16,287
Borrowings	4,750	2,435	12,569	7,218
Total interest expense	12,540	8,481	34,896	23,505
Net interest income	57,971	56,971	173,109	155,101
Non-interest income
Loan related income	5,102	1,537	11,046	5,603
Mortgage banking income	1,862	693	4,018	3,492
Deposit related fees	6,278	6,549	18,678	18,668
Insurance commissions and fees	2,601	2,544	8,154	7,997
Wealth management fees	2,269	2,376	7,006	7,376
Total fee income	18,112	13,699	48,902	43,136
Other, net	188	(1,050)	(440)	(3,563)
Gain on sale of securities, net	78	49	101	2,467
Gain on branch sales, net	563	—	563	—
Total non-interest income	18,941	12,698	49,126	42,040
Total net revenue	76,912	69,669	222,235	197,141
Provision for loan losses	4,734	4,240	13,262	12,295
Non-interest expense
Compensation and benefits	26,119	25,237	76,497	71,551
Occupancy and equipment	6,650	6,827	19,900	21,178
Technology and communications	4,902	4,645	14,573	12,328
Marketing and promotion	671	781	2,081	2,294
Professional services	1,744	1,053	4,533	3,700
FDIC premiums and assessments	1,208	1,157	3,644	3,429
Other real estate owned and foreclosures	46	298	702	800
Amortization of intangible assets	749	887	2,355	2,722
Acquisition, restructuring and conversion related expenses	2,170	3,361	3,828	16,493
Other	4,585	5,132	14,099	14,056
Total non-interest expense	48,844	49,378	142,212	148,551

Income before income taxes	23,334	16,051	66,761	36,295
Income tax expense	6,953	1,350	18,422	2,791
Net income	$16,381	$14,701	$48,339	$33,504

Earnings per share:
Basic	$0.53	$0.49	$1.58	$1.21
Diluted	$0.53	$0.49	$1.57	$1.20

Weighted average common shares outstanding:
Basic	30,621	29,893	30,584	27,685
Diluted	30,811	30,069	30,757	27,847
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$16,381	$14,701	$48,339	$33,504
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	(5,654)	8,207	21,639	1,474
Changes in unrealized loss on derivative hedges	2,730	(4,369)	(2,660)	(7,486)
Changes in unrealized loss on pension	—	65	—	(1,402)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	2,218	(3,186)	(8,330)	(692)
Changes in unrealized loss on derivative hedges	(1,096)	1,761	1,067	3,017
Changes in unrealized loss on pension	—	(26)	—	565
Total other comprehensive (loss) income	(1,802)	2,452	11,716	(4,524)
Total comprehensive income	$14,579	$17,153	$60,055	$28,980
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	income	stock	Total
Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	33,504	—	—	33,504
Other comprehensive loss	—	—	—	—	—	(4,524)	—	(4,524)
Total comprehensive income								28,980
Acquisition of Hampden Bancorp, Inc	4,186	42	114,562	—	—	—	—	114,604
Acquisition of Firestone Financial	1,442	15	42,092	—	—	—	—	42,107
Cash dividends declared ($0.57 per share)	—	—	—	—	(16,016)	—	—	(16,016)
Treasury stock purchased	—	—	—	—	—	—	—	—
Forfeited shares	(19)	—	42	479	—	—	(521)	—
Exercise of stock options	11	—	—	—	(165)	—	281	116
Restricted stock grants	182	—	316	(4,804)	—	—	4,488	—
Stock-based compensation	—	—	—	3,378	—	—	—	3,378
Net tax benefit related to stock-based compensation	—	—	26	—	—	—	—	26
Other, net	(36)	—	7	—	—	—	(921)	(914)
Balance at September 30, 2015	30,949	$322	$742,334	$(7,094)	$173,769	$2,055	$(29,818)	$881,568

Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	48,339	—	—	48,339
Other comprehensive income	—	—	—	—	—	11,716	—	11,716
Total comprehensive income								60,055
Acquisition of 44 Business Capital	45	—	—	—	—	—	1,217	1,217
Cash dividends declared ($0.60 per share)	—	—	—	—	(18,675)	—	—	(18,675)
Treasury stock adjustment (1)	—	—	4,632	—	—	—	(4,632)	—
Forfeited shares	(63)	—	106	1,592	—	—	(1,698)	—
Exercise of stock options	9	—	—	—	(96)	—	238	142
Restricted stock grants	185	—	504	(5,052)	—	—	4,548	—
Stock-based compensation	—	—	—	3,466	—	—	—	3,466
Net tax benefit related to stock-based compensation	—	—	(1)	—	—	—	—	(1)
Other, net	(28)	—	(16)	—	—	—	(784)	(800)
Balance at September 30, 2016	31,122	$322	$747,844	$(6,991)	$213,453	$8,411	$(30,446)	$932,593
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$48,339	$33,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,262	12,295
Net amortization of securities	3,476	2,282
Change in unamortized net loan costs and premiums	(3,825)	(716)
Premises and equipment depreciation and amortization expense	6,226	6,443
Stock-based compensation expense	3,466	3,377
Accretion of purchase accounting entries, net	(7,266)	(6,383)
Amortization of other intangibles	2,355	2,722
Write down of other real estate owned	395	480
Excess tax loss from stock-based payment arrangements	(105)	(26)
Income from cash surrender value of bank-owned life insurance policies	(2,905)	(2,401)
Gain on sales of securities, net	(101)	(2,467)
Net (increase) in loans held for sale	(7,280)	(5,060)
Loss on disposition of assets	32	2,208
Loss on sale of real estate	62	240
Amortization of interest in tax-advantaged projects	4,454	8,577
Net change in other	(1,089)	(4,236)
Net cash provided by operating activities	59,496	50,839

Cash flows from investing activities:
Net decrease in trading security	446	424
Proceeds from sales of securities available for sale	283,755	24,389
Proceeds from maturities, calls and prepayments of securities available for sale	128,566	143,489
Purchases of securities available for sale	(186,392)	(236,601)
Proceeds from maturities, calls and prepayments of securities held to maturity	5,946	6,889
Purchases of securities held to maturity	(5,969)	(62,074)
Net change in loans	(284,440)	(327,813)
Purchases of bank owned life insurance	—	554
Proceeds from surrender of bank-owned life insurance	258	—
Proceeds from sale of Federal Home Loan Bank stock	18,544	306
Purchase of Federal Home Loan Bank stock	(8,803)	(10,706)
Net investment in limited partnership tax credits	(5,189)	(2,500)
Proceeds from the sale of premises and equipment	226	1,932
Purchase of premises and equipment, net	(4,314)	(3,961)
Acquisitions, net of cash (paid) acquired	(55,542)	74,324
Proceeds from sale of other real estate	1,483	1,705
Net cash used in investing activities	$(111,425)	$(389,643)
(continued)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in deposits	161,114	393,762
Proceeds from Federal Home Loan Bank advances and other borrowings	7,264,120	6,441,300
Repayments of Federal Home Loan Bank advances and other borrowings	(7,389,048)	(6,458,567)
Exercise of stock options	141	116
Excess tax loss from stock-based payment arrangements	—	26
Common stock cash dividends paid	(18,675)	(16,016)
Net cash provided by financing activities	17,652	360,621

Net change in cash and cash equivalents	(34,277)	21,817

Cash and cash equivalents at beginning of year	103,562	71,754

Cash and cash equivalents at end of year	$69,285	$93,571

Supplemental cash flow information:
Interest paid on deposits	$21,954	$15,833
Interest paid on borrowed funds	12,166	7,069
Income taxes paid, net	10,995	1,125

Acquisition of non-cash assets and liabilities:
Assets acquired	56,976	948,796
Liabilities assumed	(109)	(762,261)

Other non-cash changes:
Other net comprehensive income (loss)	11,716	(4,524)
Real estate owned acquired in settlement of loans	295	2,747
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

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that changes in the counterparty to a derivative instrument designated as a hedge does not alone require it to be de-designated and therefore discontinue the application of hedge accounting. Companies are still required to evaluate whether it is probable that a counterparty will perform under the contract as part of the ongoing effectiveness assessment for hedge accounting. The new guidance is effective for annual periods beginning after December 15, 2016 and entities may adopt on a prospective or modified retrospective basis. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Options in Debt Instruments” clarifying the assessment of whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of their debt hosts, a criteria in assessing whether to bifurcate an embedded derivative.  The new pronouncement clarifies the exercise contingency and the event triggering the contingency does not need to be evaluated in the clearly and closely analysis relative to interest rates or credit risks. Rather, the call or put would be evaluated as a derivative regardless of the exercise contingency. Further, if an entity is no longer required to bifurcate a put or call option per the new guidance, the entity has a one-time option to irrevocably elect to measure that debt instrument in its entirety at fair value with changes in fair value recognized in earnings. ASU No. 2016-06 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The ASU should be applied using the modified retrospective basis to existing instruments as of the beginning of the annual period of adoption.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early application will be permitted provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendment related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2.     ACQUISITION

44 Business Capital
On April 29, 2016, the Bank acquired and assumed the business model, certain assets, and certain liabilities of 44 Business Capital, along with certain loans and other assets of Parke Bank’s (“Parke”) SBA 7(a) loan program operations. 44 Business Capital was a joint venture of Parke (51%) and a management group (49%), 44 Amigos LLC, located in Blue Bell, Pennsylvania. 44 Business Capital was engaged in originating, servicing, and selling SBA loans using Parke’s SBA PLP preferred lender license.

The transaction includes acquiring assets, key people, systems, and processes necessary for a market participant to run operations as a business. In accordance with ASC 805-10-55, the transaction was recorded as a business combination, resulting in acquisition accounting in which all assets acquired and liabilities are assumed at fair value.

The loans acquired by the Bank were the unguaranteed portions of SBA loans of which $35.6 million were recorded as commercial real estate and $1.2 million were recorded as commercial & industrial. Servicing rights on a notional loan balance of $148 million were also acquired. The Company expects the acquisition to expand its SBA lending program on a super-regional and national basis with the intent of selling many of these loans on the secondary market. It expands and diversifies the Company's fee revenue sources. Additionally, the acquisition of 44 Business Capital expands the Company’s product lines, creates cross-selling opportunities, and adds niche lending to its portfolio. 44 Business Capital will operate as a direct small business lending department reporting up through the Company’s established specialty lending division.

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

Capitalized goodwill, which is not amortized for book purposes, was assigned to the Company.

Direct acquisition and integration costs of the 44 Business Capital acquisition were expensed as incurred, and totaled $164 thousand during the nine months ending September 30, 2016 and $124 thousand for the same period of 2015. These costs totaled $66 thousand for the three months ended September 30, 2016 and $124 thousand for the same period of 2015.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of 44 Business Capital assuming the acquisition was completed as of January 1, 2015. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisitions. These adjustments would have been different if they had been recorded on January 1, 2015, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and 44 Business Capital had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented plus the 45 thousand shares issued as a result of the 44 Business Capital acquisition. The unaudited pro forma information is based on the actual financial statements of Berkshire and 44 Business Capital for the periods shown until the date of acquisition, at which time 44 Business Capital operations became included in Berkshire’s financial statements. For the period from the date of acquisition through September 30, 2016, 44 Business Capital's net revenue was $2.8 million and net income was $593 thousand which includes $164 thousand of acquisition expenses.

The unaudited pro forma information, for the nine months ended September 30, 2016 and 2015, set forth below reflects adjustments related to amortization and accretion of purchase accounting fair value adjustments and an estimated tax rate of 40 percent. Direct acquisition expenses incurred by the Company during 2016, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited)
	Nine Months Ended September 30,
	2016	2015

Net interest income	$173,421	$156,812
Non-interest income	51,279	46,196
Net income	49,170	35,567

Pro forma earnings per share:
Basic	$1.61	$1.28
Diluted	$1.60	$1.28

NOTE 3.           TRADING SECURITY
The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $11.5 million and $12.0 million, and a fair value of $14.1 million and $14.2 million, at September 30, 2016 and December 31, 2015, respectively. As discussed further in Note 12 - Derivative Financial Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at September 30, 2016.

NOTE 4. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$114,866	$6,357	$(97)	$121,126
Agency collateralized mortgage obligations	530,548	11,567	(118)	541,997
Agency mortgage-backed securities	103,261	1,463	(54)	104,670
Agency commercial mortgage-backed securities	61,673	627	—	62,300
Corporate bonds	46,869	359	(706)	46,522
Trust preferred securities	11,584	275	(58)	11,801
Other bonds and obligations	3,158	42	—	3,200
Total debt securities	871,959	20,690	(1,033)	891,616
Marketable equity securities	47,825	9,148	(1,736)	55,237
Total securities available for sale	919,784	29,838	(2,769)	946,853
Securities held to maturity
Municipal bonds and obligations	95,457	5,708	—	101,165
Agency collateralized mortgage obligations	66	7	—	73
Tax advantaged economic development bonds	35,619	2,176	—	37,795
Other bonds and obligations	325	—	—	325
Total securities held to maturity	131,467	7,891	—	139,358

Total	$1,051,251	$37,729	$(2,769)	$1,086,211

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,922	$4,763	$(124)	$104,561
Agency collateralized mortgage obligations	833,633	4,957	(5,554)	833,036
Agency mortgage-backed securities	127,274	542	(987)	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	42,849	—	(1,826)	41,023
Trust preferred securities	11,719	182	(1)	11,900
Other bonds and obligations	3,175	—	(34)	3,141
Total debt securities	1,118,572	10,444	(8,526)	1,120,490
Marketable equity securities	30,522	5,331	(1,886)	33,967
Total securities available for sale	1,149,094	15,775	(10,412)	1,154,457
Securities held to maturity
Municipal bonds and obligations	94,642	3,359	(34)	97,967
Agency collateralized mortgage obligations	68	3	—	71
Tax advantaged economic development bonds	36,613	1,924	—	38,537
Other bonds and obligations	329	—	—	329
Total securities held to maturity	131,652	5,286	(34)	136,904

Total	$1,280,746	$21,061	$(10,446)	$1,291,361

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2016 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$—	$—	$2,580	$2,589
Over 1 year to 5 years	4,894	4,984	16,906	17,920
Over 5 years to 10 years	32,920	33,643	13,853	14,444
Over 10 years	138,663	144,022	98,062	104,332
Total bonds and obligations	176,477	182,649	131,401	139,285

Marketable equity securities	47,825	55,237	—	—
Mortgage-backed securities	695,482	708,967	66	73
Total	$919,784	$946,853	$131,467	$139,358

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2016

Securities available for sale
Debt securities:
Municipal bonds and obligations	$97	$12,160	$—	$—	$97	$12,160
Agency collateralized mortgage obligations	118	43,710	—	—	118	43,710
Agency mortgage-backed securities	30	12,901	24	1,349	54	14,250
Corporate bonds	—	—	706	19,998	706	19,998
Trust preferred securities	—	—	58	1,200	58	1,200
Total debt securities	245	68,771	788	22,547	1,033	91,318
Marketable equity securities	494	9,899	1,242	6,939	1,736	16,838
Total securities available for sale	739	78,670	2,030	29,486	2,769	108,156

Total	$739	$78,670	$2,030	$29,486	$2,769	$108,156

December 31, 2015

Securities available for sale
Debt securities:
Municipal bonds and obligations	$9	$1,587	$115	$3,400	$124	$4,987
Agency collateralized mortgage obligations	2,958	304,907	2,596	136,988	5,554	441,895
Agency mortgage-backed securities	306	34,543	681	35,522	987	70,065
Corporate bonds	30	6,934	1,796	21,587	1,826	28,521
Trust preferred securities	1	1,269	—	—	1	1,269
Other bonds and obligations	—	108	34	3,032	34	3,140
Total debt securities	3,304	349,348	5,222	200,529	8,526	549,877
Marketable equity securities	534	2,908	1,352	5,729	1,886	8,637
Total securities available for sale	3,838	352,256	6,574	206,258	10,412	558,514

Securities held to maturity
Tax advantaged economic development bonds	—	—	34	2,143	34	2,143
Total securities held to maturity	—	—	34	2,143	34	2,143

Total	$3,838	$352,256	$6,608	$208,401	$10,446	$560,657

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2016, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2016:

AFS municipal bonds and obligations
At September 30, 2016, 7 of the total 127 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2016, 6 out of the total 112 securities in the Company’s portfolios of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS mortgage-backed securities
At September 30, 2016, 13 out of the total 87 securities in the Company’s portfolios of AFS residential mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2016, 2 out of 9 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 3.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At September 30, 2016, $637.9 thousand of the total unrealized losses was attributable to a $17.5 million investment. The Company evaluated this security, with a Level 2 fair value of $16.9 million, for potential other-than-temporary impairment (“OTTI”) at September 30, 2016 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities
At September 30, 2016 1 out of the 3 securities in the Company’s portfolio of AFS trust preferred securities were in an unrealized loss position. Aggregate unrealized losses represented 4.6% of the amortized cost of these securities in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of these securities’ amortized cost basis. These securities are investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

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

At September 30, 2016, 10 out of the total 28 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 9.4% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at September 30, 2016. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	September 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$221,749	$19,850	$241,599	$210,196	$43,474	$253,670
Single and multi-family	271,844	40,696	312,540	214,823	36,783	251,606
Other commercial real estate	1,438,726	334,179	1,772,905	1,209,008	345,483	1,554,491
Total commercial real estate	1,932,319	394,725	2,327,044	1,634,027	425,740	2,059,767

Commercial and industrial loans:
Asset based lending	327,100	—	327,100	331,253	—	331,253
Other commercial and industrial loans	520,769	147,005	667,774	495,979	221,031	717,010
Total commercial and industrial loans	847,869	147,005	994,874	827,232	221,031	1,048,263

Total commercial loans	2,780,188	541,730	3,321,918	2,461,259	646,771	3,108,030

Residential mortgages:
1-4 family	1,513,122	287,574	1,800,696	1,454,233	332,747	1,786,980
Construction	16,600	815	17,415	26,704	1,351	28,055
Total residential mortgages	1,529,722	288,389	1,818,111	1,480,937	334,098	1,815,035

Consumer loans:
Home equity	323,642	46,258	369,900	307,159	53,446	360,605
Auto and other	435,618	101,457	537,075	311,328	130,238	441,566
Total consumer loans	759,260	147,715	906,975	618,487	183,684	802,171

Total loans	$5,069,170	$977,834	$6,047,004	$4,560,683	$1,164,553	$5,725,236

The carrying amount of the acquired loans at September 30, 2016 totaled $978 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $15.1 million (and a note balance of $29.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $962.7 million.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of period	$6,213	$6,540
Acquisitions	—	684
Reclassification from nonaccretable difference for loans with improved cash flows	688	1,214
Accretion	(2,298)	(967)
Balance at end of period	$4,603	$7,471

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of period	$6,925	$2,541
Acquisitions	708	4,862
Reclassification from nonaccretable difference for loans with improved cash flows	2,106	2,950
Reclassification to TDR	(185)	—
Accretion	(4,951)	(2,882)
Balance at end of period	$4,603	$7,471

The following is a summary of past due loans at September 30, 2016 and December 31, 2015:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$221,749	$221,749	$—
Single and multi-family	573	—	351	924	270,920	271,844	—
Other commercial real estate	568	473	7,240	8,281	1,430,445	1,438,726	2,292
Total	1,141	473	7,591	9,205	1,923,114	1,932,319	2,292
Commercial and industrial loans:
Asset based lending	—	—	—	—	327,100	327,100	—
Other commercial and industrial loans	1,304	181	5,270	6,755	514,014	520,769	503
Total	1,304	181	5,270	6,755	841,114	847,869	503
Residential mortgages:
1-4 family	1,446	1,602	3,411	6,459	1,506,663	1,513,122	944
Construction	—	—	45	45	16,555	16,600	—
Total	1,446	1,602	3,456	6,504	1,523,218	1,529,722	944
Consumer loans:
Home equity	154	5	1,732	1,891	321,751	323,642	150
Auto and other	1,774	405	530	2,709	432,909	435,618	—
Total	1,928	410	2,262	4,600	754,660	759,260	150
Total	$5,819	$2,666	$18,579	$27,064	$5,042,106	$5,069,170	$3,889
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:
Construction	$—	$—	$58	$58	$210,138	$210,196	$—
Single and multi-family	65	160	70	295	214,528	214,823	—
Other commercial real estate	1,523	831	3,286	5,640	1,203,368	1,209,008	—
Total	1,588	991	3,414	5,993	1,628,034	1,634,027	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	331,253	331,253	—
Other commercial and industrial loans	1,202	1,105	7,770	10,077	485,902	495,979	146
Total	1,202	1,105	7,770	10,077	817,155	827,232	146
Residential mortgages:
1-4 family	3,537	857	4,304	8,698	1,445,535	1,454,233	2,006
Construction	—	—	—	—	26,704	26,704	—
Total	3,537	857	4,304	8,698	1,472,239	1,480,937	2,006
Consumer loans:
Home equity	563	20	1,658	2,241	304,918	307,159	61
Auto and other	1,230	132	610	1,972	309,356	311,328	59
Total	1,793	152	2,268	4,213	614,274	618,487	120
Total	$8,120	$3,105	$17,756	$28,981	$4,531,702	$4,560,683	$2,272

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$1,082	$19,850	$—
Single and multi-family	1,086	—	—	1,086	1,169	40,696	—
Other commercial real estate	431	—	996	1,427	9,580	334,179	—
Total	1,517	—	996	2,513	11,831	394,725	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,190	177	1,947	3,314	1,852	147,005	—
Total	1,190	177	1,947	3,314	1,852	147,005	—
Residential mortgages:
1-4 family	764	441	1,951	3,156	1,337	287,574	89
Construction	—	—	—	—	—	815	—
Total	764	441	1,951	3,156	1,337	288,389	89
Consumer loans:
Home equity	—	489	784	1,273	7	46,258	257
Auto and other	340	842	818	2,000	96	101,457	176
Total	340	1,331	1,602	3,273	103	147,715	433
Total	$3,811	$1,949	$6,496	$12,256	$15,123	$977,834	$522

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:				—
Construction	$—	$—	$—	$—	$1,298	$43,474	$—
Single and multi-family	—	176	227	403	1,380	36,783	127
Other commercial real estate	547	43	1,368	1,958	13,087	345,483	—
Total	547	219	1,595	2,361	15,765	425,740	127
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,214	505	1,420	3,139	2,775	221,031	785
Total	1,214	505	1,420	3,139	2,775	221,031	785
Residential mortgages:
1-4 family	2,580	311	1,880	4,771	2,572	332,747	212
Construction	—	—	—	—	—	1,351	—
Total	2,580	311	1,880	4,771	2,572	334,098	212
Consumer loans:
Home equity	82	277	837	1,196	118	53,446	111
Auto and other	1,491	145	1,081	2,717	132	130,238	187
Total	1,573	422	1,918	3,913	250	183,684	298
Total	$5,914	$1,457	$6,813	$14,184	$21,362	$1,164,553	$1,422

The following is summary information pertaining to non-accrual loans at September 30, 2016 and December 31, 2015

	September 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$59	$—	$59
Single and multi-family	351	—	351	70	100	170
Other commercial real estate	4,948	996	5,944	3,285	1,368	4,653
Total	5,299	996	6,295	3,414	1,468	4,882

Commercial and industrial loans:
Other commercial and industrial loans	4,767	1,695	6,462	7,624	597	8,221
Total	4,767	1,695	6,462	7,624	597	8,221

Residential mortgages:
1-4 family	2,467	1,862	4,329	2,298	1,668	3,966
Construction	45	—	45	—	—	—
Total	2,512	1,862	4,374	2,298	1,668	3,966

Consumer loans:
Home equity	1,582	526	2,108	1,597	727	2,324
Auto and other	530	643	1,173	551	893	1,444
Total	2,112	1,169	3,281	2,148	1,620	3,768

Total non-accrual loans	$14,690	$5,722	$20,412	$15,484	$5,353	$20,837
_______________________________________
(1)  At quarter end September 30, 2016, acquired credit impaired loans accounted for $252 thousand of non-accrual loans that are not presented in the above table.
(2)  At December 31, 2015, acquired credit impaired loans accounted for $39 thousand of non-accrual loans that are not presented in the above table.

Loans evaluated for impairment as of September 30, 2016 and December 31, 2015 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2016
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$14,058	$3,955	$3,045	$1,483	$22,541
Collectively evaluated	1,918,261	843,914	1,526,677	757,777	5,046,629
Total	$1,932,319	$847,869	$1,529,722	$759,260	$5,069,170

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$11,560	$7,191	$2,812	$1,810	$23,373
Collectively evaluated for impairment	1,622,467	820,041	1,478,125	616,677	4,537,310
Total	$1,634,027	$827,232	$1,480,937	$618,487	$4,560,683

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2016
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$4,190	$1,144	$315	$415	$6,064
Purchased credit-impaired loans	11,831	1,852	1,337	103	15,123
Collectively evaluated	378,704	144,009	286,737	147,197	956,647
Total	$394,725	$147,005	$288,389	$147,715	$977,834

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2015
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,749	$—	$570	$487	$4,806
Purchased credit-impaired loans	15,765	2,775	2,572	250	21,362
Collectively evaluated for impairment	406,226	218,256	330,956	182,947	1,138,385
Total	$425,740	$221,031	$334,098	$183,684	$1,164,553

The following is a summary of impaired loans at September 30, 2016 and December 31, 2015:

Business Activities Loans

	September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	3,593	3,593	—
Other commercial and industrial loans	218	218	—
Residential mortgages - 1-4 family	2,367	2,367	—
Consumer - home equity	380	380	—
Consumer - other	3	3	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	10,275	10,465	190
Other commercial and industrial loans	3,543	3,737	194
Residential mortgages - 1-4 family	589	678	89
Consumer - home equity	841	999	158
Consumer - other	94	101	7

Total
Commercial real estate	$13,868	$14,058	$190
Commercial and industrial loans	3,761	3,955	194
Residential mortgages	2,956	3,045	89
Consumer	1,318	1,483	165
Total impaired loans	$21,903	$22,541	$638

Business Activities Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$2,000	$2,000	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,613	4,613	—
Other commercial and industrial loans	5,828	5,828	—
Residential mortgages - 1-4 family	1,181	1,181	—
Consumer - home equity	702	702	—
Consumer - other	1	1	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	4,798	4,947	149
Other commercial and industrial loans	1,341	1,362	21
Residential mortgages - 1-4 family	1,479	1,632	153
Consumer - home equity	903	999	96
Consumer - other	101	108	7

Total
Commercial real estate	$11,411	$11,560	$149
Commercial and industrial loans	7,169	7,190	21
Residential mortgages	2,660	2,813	153
Consumer	1,707	1,810	103
Total impaired loans	$22,947	$23,373	$426

Acquired Loans

	September 30, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	632	632	—
Other commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	211	211	—
Consumer - home equity	—	—	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	891	930	39
Other commercial real estate loans	1,963	2,628	665
Other commercial and industrial loans	1,023	1,144	121
Residential mortgages - 1-4 family	92	104	12
Consumer - home equity	280	415	135
Consumer - other	—	—	—

Total
Commercial real estate	$3,486	$4,190	$704
Commercial and industrial loans	1,023	1,144	121
Residential mortgages	303	315	12
Consumer	280	415	135
Total impaired loans	$5,092	$6,064	$972

Acquired Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,722	$1,722	$—
Residential mortgages - 1-4 family	274	274	—
Consumer - home equity	117	117	—
Consumer - other	177	177	—

With an allowance recorded:
Commercial real estate - single and multifamily	$638	$655	$17
Other commercial real estate loans	1,964	2,032	68
Residential mortgages - 1-4 family	266	296	30
Consumer - home equity	167	192	25

Total
Other commercial real estate loans	$4,324	$4,409	$85
Other commercial and industrial loans	—	—	—
Residential mortgages	540	570	30
Consumer	461	486	25
Total impaired loans	$5,325	$5,465	$140

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2016 and 2015:

Business Activities Loans

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$2,326	$1
Commercial real estate - single and multifamily	48	1	80	—
Other commercial real estate loans	2,624	111	9,787	157
Other commercial and industrial loans	805	26	234	7
Residential mortgages - 1-4 family	2,309	51	1,264	32
Consumer - home equity	693	5	155	6
Consumer - other	1	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—	—
Other commercial real estate loans	10,266	351	7,725	199
Other commercial and industrial loans	4,609	154	3,610	103
Residential mortgages - 1-4 family	684	21	1,795	60
Consumer - home equity	999	26	248	—
Consumer - other	104	3	113	3

Total
Commercial real estate	$12,938	$463	$19,918	$357
Commercial and industrial loans	5,414	180	3,844	110
Residential mortgages	2,993	72	3,059	92
Consumer loans	1,797	34	516	9
Total impaired loans	$23,142	$749	$27,337	$568

Acquired Loans

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$593	$60
Commercial real estate - single and multifamily	—	—	169	—
Other commercial real estate loans	546	20	1,824	5
Other commercial and industrial loans	191	1	42	3
Residential mortgages - 1-4 family	321	9	423	—
Consumer - home equity	—	—	39	—
Consumer - other	140	1	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	942	37	2,878	82
Other commercial real estate loans	2,606	127	1,266	77
Other commercial and industrial loans	404	10	—	—
Residential mortgages - 1-4 family	117	4	409	13
Consumer - home equity	356	13	309	11
Consumer - other	—	—	19	4

Total
Other commercial real estate loans	$4,094	$184	$6,730	$224
Commercial and industrial loans	595	11	42	3
Residential mortgages	438	13	832	13
Consumer loans	496	14	367	15
Total impaired loans	$5,623	$222	$7,971	$255

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015, respectively. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ended September 30, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three and nine months ending September 30, 2015 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	2	$404	$404
Residential - 1-4 Family	2	5	5
Total	4	$409	$409

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,049	$1,049
Commercial and industrial - Other	4	555	555
Residential - 1-4 Family	2	5	5
Consumer - Home Equity	1	117	117
Total	9	$1,726	$1,726

	Three Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	2	307	307
Total	2	$307	$307

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$2,000	$2,000
Commercial - Single and multifamily	2	307	307
Commercial - Other	2	1,694	1,694
Commercial and industrial - Other	5	8,192	8,192
Total	10	12,193	12,193

The following tables disclose the recorded investments and numbers of modifications for TDRs for the prior year where a concession has been made, that then defaulted in the respective reporting period. For the three and nine months ended September 30, 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended September 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial- Other	2	$5,742

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$649
Commercial and industrial - Other	2	$5,742

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of the period	$22,122	$25,716
Principal payments	(932)	(1,538)
TDR status change (1)	—	—
Other reductions/increases (2)	—	(69)
Newly identified TDRs	409	307
Balance at end of the period	$21,599	$24,416

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of the period	$22,048	$16,714
Principal payments	(2,041)	(2,629)
TDR status change (1)	2,236	—
Other reductions/increases (2)	(2,370)	(1,862)
Newly identified TDRs	1,726	12,193
Balance at end of the period	$21,599	$24,416
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

As of September 30, 2016, the Company maintained foreclosed residential real estate property with a fair value of $80 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2016 and December 31, 2015 totaled $6.3 million and $7.5 million, respectively. As of December 31, 2015, foreclosed residential real estate property totaled $675 thousand.

NOTE 6.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 was as follows:

	At or for the three months ended September 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124
Charged-off loans	—	1,599	253	434	—	2,286
Recoveries on charged-off loans	114	37	96	61	—	308
Provision/(releases) for loan losses	507	1,776	37	904	251	3,475
Balance at end of period	$17,516	$8,510	$7,406	$5,300	$(111)	$38,621
Individually evaluated for impairment	190	194	89	165	—	638
Collectively evaluated	17,326	8,316	7,317	5,135	(111)	37,983
Total	$17,516	$8,510	$7,406	$5,300	$(111)	$38,621

	At or for the nine months ended September 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	1,578	4,145	1,340	1,175	—	8,238
Recoveries on charged-off loans	242	114	101	183	—	640
Provision/(releases) for loan losses	4,344	5,224	1,079	1,336	(338)	11,645
Balance at end of period	$17,516	$8,510	$7,406	$5,300	$(111)	$38,621
Individually evaluated for impairment	190	194	89	165	—	638
Collectively evaluated	17,326	8,316	7,317	5,135	(111)	37,983
Total	$17,516	$8,510	$7,406	$5,300	$(111)	$38,621

	At or for the three months ended September 30, 2015
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$12,967	$9,166	$6,471	$4,914	$(292)	$33,226
Charged-off loans	1,329	916	316	353	—	2,914
Recoveries on charged-off loans	—	6	28	86	—	120
Provision/(releases) for loan losses	2,623	(223)	1,187	281	263	4,131
Balance at end of period	$14,261	$8,033	$7,370	$4,928	$(29)	$34,563
Individually evaluated for impairment	410	1,032	248	38	—	1,728
Collectively evaluated	13,851	7,001	7,122	4,890	(29)	32,835
Total	$14,261	$8,033	$7,370	$4,928	$(29)	$34,563

	At or for the nine months ended September 30, 2015
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$14,690	$5,206	$6,836	$5,928	$135	$32,795
Charged-off loans	5,751	1,288	762	815	—	8,616
Recoveries on charged-off loans	146	160	141	213	—	660
Provision/(releases) for loan losses	5,176	3,955	1,155	(398)	(164)	9,724
Balance at end of period	$14,261	$8,033	$7,370	$4,928	$(29)	$34,563
Individually evaluated for impairment	410	1,032	248	38	—	1,728
Collectively evaluated	13,851	7,001	7,122	4,890	(29)	32,835
Total	$14,261	$8,033	$7,370	$4,928	$(29)	$34,563

	At or for the three months ended September 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$2,140	$776	$881	$476	$—	$4,273
Charged-off loans	662	84	332	77	—	1,155
Recoveries on charged-off loans	—	37	37	33	—	107
Provision for loan losses	907	210	111	31	—	1,259
Balance at end of period	$2,385	$939	$697	$463	$—	$4,484
Individually evaluated for impairment	704	121	12	135	—	972
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,681	818	685	328	—	3,512
Total	$2,385	$939	$697	$463	$—	$4,484

	At or for the nine months ended September 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	788	359	696	457	—	2,300
Recoveries on charged-off loans	—	213	141	79	—	433
Provision for loan losses	1,270	(245)	276	316	—	1,617
Balance at end of period	$2,385	$939	$697	$463	$—	$4,484
Individually evaluated for impairment	704	121	12	135	—	972
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,681	818	685	328	—	3,512
Total	$2,385	$939	$697	$463	$—	$4,484

	At or for the three months ended September 30, 2015
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$1,786	$973	$808	$404	$—	$3,971
Charged-off loans	38	318	66	206	—	628
Recoveries on charged-off loans	23	130	1	11	—	165
Provision for loan losses	(252)	(133)	182	312	—	109
Balance at end of period	$1,519	$652	$925	$521	$—	$3,617
Individually evaluated for impairment	199	—	48	71	—	318
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,320	652	877	450	—	3,299
Total	$1,519	$652	$925	$521	$—	$3,617

	At or for the nine months ended September 30, 2015
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$790	$1,093	$615	$369	$—	$2,867
Charged-off loans	625	654	441	814	—	2,534
Recoveries on charged-off loans	418	186	42	67	—	713
Provision for loan losses	936	27	709	899	—	2,571
Balance at end of period	$1,519	$652	$925	$521	$—	$3,617
Individually evaluated for impairment	199	—	48	71	—	318
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	1,320	652	877	450	—	3,299
Total	$1,519	$652	$925	$521	$—	$3,617

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

The Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450-20 (Loss Contingencies) by collectively evaluating these loans for an allowance for loan loss. The Company applies a methodology similar to the methodology prescribed for business activities loans, which includes the application of environmental factors to each category of loans. The methodology to collectively evaluate the acquired loans outside the scope of ASC 310-30 includes the application of a number of environmental factors that reflect management’s best estimate of the level of incremental credit losses that might be recognized given current conditions. This is reviewed as part of the allowance for loan loss adequacy analysis. As the loan portfolio matures and environmental factors change, the loan portfolio will be reassessed each quarter to determine an appropriate reserve allowance.

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At September 30, 2016 the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.5 million using the above mentioned criteria.

The following tables present the Company’s loans by risk rating at September 30, 2016 and December 31, 2015:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$221,749	$208,138	$269,342	$212,900	$1,378,353	$1,155,770	$1,869,444	$1,576,808
Special mention	—	—	348	—	21,533	3,449	21,881	3,449
Substandard	—	2,058	2,154	1,923	38,803	49,716	40,957	53,697
Doubtful	—	—	—	—	37	73	37	73
Total	$221,749	$210,196	$271,844	$214,823	$1,438,726	$1,209,008	$1,932,319	$1,634,027

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$327,100	$331,253	$499,953	$455,710	$827,053	$786,963
Special mention	—	—	484	24,578	484	24,578
Substandard	—	—	20,332	15,691	20,332	15,691
Total	$327,100	$331,253	$520,769	$495,979	$847,869	$827,232

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$1,508,109	$1,449,073	$16,555	$26,704	$1,524,664	$1,475,777
Special mention	1,602	857	—	—	1,602	857
Substandard	3,411	4,303	45	—	3,456	4,303
Total	$1,513,122	$1,454,233	$16,600	$26,704	$1,529,722	$1,480,937

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$322,060	$305,562	$435,088	$310,777	$757,148	$616,339
Nonperforming	1,582	1,597	530	551	2,112	2,148
Total	$323,642	$307,159	$435,618	$311,328	$759,260	$618,487

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$18,768	$42,176	$35,812	$32,796	$317,894	$324,614	$372,474	$399,586
Special mention	—	—	—	655	1,630	352	1,630	1,007
Substandard	1,082	1,298	4,884	3,332	14,655	20,517	20,621	25,147
Total	$19,850	$43,474	$40,696	$36,783	$334,179	$345,483	$394,725	$425,740

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$—	$—	$141,843	$212,825	$141,843	$212,825
Special mention	—	—	180	487	180	487
Substandard	—	—	4,813	7,719	4,813	7,719
Doubtful	—	—	169	—	169	—
Total	$—	$—	$147,005	$221,031	$147,005	$221,031

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Grade:
Pass	$285,167	$329,375	$815	$1,351	$285,982	$330,726
Special mention	441	311	—	—	441	311
Substandard	1,966	3,061	—	—	1,966	3,061
Total	$287,574	$332,747	$815	$1,351	$288,389	$334,098

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$45,732	$52,719	$100,814	$129,345	$146,546	$182,064
Nonperforming	526	727	643	893	1,169	1,620
Total	$46,258	$53,446	$101,457	$130,238	$147,715	$183,684

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2016 and December 31, 2015. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$14,690	$5,974	$20,664	$15,484	$5,391	$20,875
Substandard Accruing	52,352	23,223	75,575	60,549	32,560	93,109
Total Classified	67,042	29,197	96,239	76,033	37,951	113,984
Special Mention	24,378	3,583	27,961	29,036	2,259	31,295
Total Criticized	$91,420	$32,780	$124,200	$105,069	$40,210	$145,279

NOTE 7.               DEPOSITS
A summary of time deposits is as follows:

(In thousands)	September 30, 2016	December 31, 2015
Time less than $100,000	$535,655	$545,819
Time $100,000 or more	1,547,234	1,440,781
Total time deposits	$2,082,889	$1,986,600

Included in time deposits are brokered deposits of $810.0 million and $784.1 million at September 30, 2016 and December 31, 2015, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $102.4 million and $101.5 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at September 30, 2016 and December 31, 2015 are summarized, as follows:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLBB	$924,800	0.55%	$1,071,200	0.43%
Other Borrowings	15,000	2.17	—	—
Total short-term borrowings:	939,800	0.58	1,071,200	0.43
Long-term borrowings:
Advances from the FHLBB	109,114	1.61	103,135	1.89
Subordinated borrowings	73,652	7.00	73,519	7.00
Junior subordinated borrowings	15,464	2.67	15,464	2.23
Total long-term borrowings:	198,230	3.69	192,118	3.88
Total	$1,138,030	1.12%	$1,263,318	0.96%

Short term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended September 30, 2016 and December 31, 2015.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended September 30, 2016 and December 31, 2015.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at September 30, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. The advances outstanding at December 31, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances as of September 30, 2016 is as follows:

	September 30, 2016
		Weighted
		Average
(in thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2016	$835,308	0.54%
2017	183,154	1.08
2018	1,018	2.62
2019	—	—
2020 and beyond	14,434	2.41
Total FHLBB advances	$1,033,914	0.66%

The Company does not have variable-rate FHLBB advances for the periods ended September 30, 2016 and December 31, 2015.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $737 thousand and $829 thousand for unamortized debt issuance costs as of September 30, 2016 and December 31 2015, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.67% and 2.23% at September 30, 2016 and December 31, 2015, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2016	Regulatory Minimum to be Well Capitalized	December 31, 2015	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	11.5%	10.0%	11.9%	10.0%
Common equity tier 1 capital to risk weighted assets	9.5	6.5	9.8	6.5
Tier 1 capital to risk weighted assets	9.6	8.0	9.9	8.0
Tier 1 capital to average assets	7.7	5.0	7.7	5.0

Bank
Total capital to risk weighted assets	10.9%	10.0%	11.2%	10.0%
Common equity tier 1 capital to risk weighted assets	9.6	6.5	9.9	6.5
Tier 1 capital to risk weighted assets	9.6	8.0	9.9	8.0
Tier 1 capital to average assets	7.6	5.0	7.7	5.0

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

At September 30, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2016	December 31, 2015
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$27,955	$6,316
Net unrealized loss on effective cash flow hedging derivatives	(11,191)	(8,532)
Net unrealized holding loss on pension plans	(3,469)	(3,469)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(10,766)	(2,437)
Net unrealized loss on effective cash flow hedging derivatives	4,490	3,425
Net unrealized holding loss on pension plans	1,392	1,392
Accumulated other comprehensive income (loss)	$8,411	$(3,305)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2016
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (loss) arising during the period	$(5,576)	$2,190	$(3,386)
Less: reclassification adjustment for gains realized in net income	78	(28)	50
Net unrealized holding (loss) on AFS securities	(5,654)	2,218	(3,436)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,363	(547)	816
Less: reclassification adjustment for (losses) realized in net income	(1,367)	549	(818)
Net unrealized gain on cash flow hedging derivatives	2,730	(1,096)	1,634

Net unrealized holding (loss) on pension plans:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	—	—	—
Other comprehensive (loss)	$(2,924)	$1,122	$(1,802)

Three Months Ended September 30, 2015
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$8,256	$(3,204)	$5,052
Less: reclassification adjustment for gains realized in net income	49	(18)	31
Net unrealized holding gains on AFS securities	8,207	(3,186)	5,021

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(4,369)	1,761	(2,608)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(4,369)	1,761	(2,608)

Net unrealized holding gain on pension plans:
Net unrealized gain arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	(65)	26	(39)
Net unrealized holding gain on pension plans	65	(26)	39
Other comprehensive income	$3,903	$(1,451)	$2,452

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2016
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$21,740	$(8,366)	$13,374
Less: reclassification adjustment for gains realized in net income	101	(36)	65
Net unrealized holding gains on AFS securities	21,639	(8,330)	13,309

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,322)	2,136	(3,186)
Less: reclassification adjustment for (losses) realized in net income	(2,662)	1,069	(1,593)
Net unrealized (loss) on cash flow hedging derivatives	(2,660)	1,067	(1,593)

Net unrealized holding (loss) on pension plans:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	—	—	—
Other comprehensive income	$18,979	$(7,263)	$11,716

Nine Months Ended September 30, 2015
Net unrealized holding gains on AFS securities:
Net unrealized gains arising during the period	$3,940	$(1,580)	$2,360
Less: reclassification adjustment for gains realized in net income	2,466	(888)	1,578
Net unrealized holding gains on AFS securities	1,474	(692)	782

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(7,486)	3,017	(4,469)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(7,486)	3,017	(4,469)

Net unrealized holding (loss) on pension plans:
Net unrealized (loss) arising during the period	(1,596)	643	(953)
Less: reclassification adjustment for gains (losses) realized in net income	(194)	78	(116)
Net unrealized holding (loss) on pension plans	(1,402)	565	(837)
Other comprehensive (loss)	$(7,414)	$2,890	$(4,524)

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2016
Balance at Beginning of Period	$20,625	$(8,335)	$(2,077)	$10,213
Other Comprehensive (Loss) Gain Before reclassifications	(3,386)	816	—	(2,570)
Less: Amounts Reclassified from Accumulated other comprehensive income	50	(818)	—	(768)
Total Other Comprehensive (Loss) Income	(3,436)	1,634	—	(1,802)
Balance at End of Period	$17,189	$(6,701)	$(2,077)	$8,411

Three Months Ended September 30, 2015
Balance at Beginning of Period	$5,677	$(3,830)	$(2,244)	$(397)
Other Comprehensive Gain (Loss) Before reclassifications	5,052	(2,608)	—	2,444
Less: Amounts Reclassified from Accumulated other comprehensive income	31	—	(39)	(8)
Total Other Comprehensive Income (Loss)	5,021	(2,608)	39	2,452
Balance at End of Period	$10,698	$(6,438)	$(2,205)	$2,055

Nine Months Ended September 30, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other Comprehensive Gain (Loss) Before reclassifications	13,374	(3,186)	—	10,188
Less: Amounts Reclassified from Accumulated other comprehensive income	65	(1,593)	—	(1,528)
Total Other Comprehensive Income (Loss)	13,309	(1,593)	—	11,716
Balance at End of Period	$17,189	$(6,701)	$(2,077)	$8,411

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$9,916	$(1,969)	$(1,368)	$6,579
Other Comprehensive Gain (Loss) Before reclassifications	2,360	(4,469)	(953)	(3,062)
Less: Amounts Reclassified from Accumulated other comprehensive income	1,578	—	(116)	1,462
Total Other Comprehensive Income (Loss)	782	(4,469)	(837)	(4,524)
Balance at End of Period	$10,698	$(6,438)	$(2,205)	$2,055

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(in thousands)	2016	2015	is Presented
Realized gains on AFS securities:
	$78	$49	Non-interest income
	(28)	(18)	Tax expense
	50	31	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(1,367)	—	Non-interest income
	549	—	Tax expense
	(818)	—	Net of tax

Realized (losses) on pension plans:
	—	(65)	Non-interest income
	—	26	Tax expense
	—	(39)	Net of tax
Total reclassifications for the period	$(768)	$(8)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(in thousands)	2016	2015	is Presented
Realized gains on AFS securities:
	$101	$2,466	Non-interest income
	(36)	(888)	Tax expense
	65	1,578	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(2,662)	—	Non-interest income
	1,069	—	Tax expense
	(1,593)	—	Net of tax

Realized (losses) on pension plans:
	—	(194)	Non-interest income
	—	78	Tax expense
	—	(116)	Net of tax
Total reclassifications for the period	$(1,528)	$1,462	Net of tax

NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$16,381	$14,701	$48,339	$33,504

Average number of common shares issued	32,273	31,565	32,216	29,374
Less: average number of treasury shares	1,137	1,201	1,117	1,229
Less: average number of unvested stock award shares	515	471	515	460
Average number of basic common shares outstanding	30,621	29,893	30,584	27,685
Plus: dilutive effect of unvested stock award shares	131	114	115	98
Plus: dilutive effect of stock options outstanding	59	62	58	64
Average number of diluted common shares outstanding	30,811	30,069	30,757	27,847

Earnings per share:
Basic	$0.53	$0.49	$1.58	$1.21
Diluted	$0.53	$0.49	$1.57	$1.20

For the nine months ended September 30, 2016, 401 thousand shares of restricted stock and 201 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.  For the nine months ended September 30, 2015, 361 thousand shares of restricted stock and 212 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2016 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2015	488	$25.09	265	$21.11
Granted	185	27.37	—	—
Stock options exercised	—	—	(10)	14.98
Stock awards vested	(116)	25.15	—	—
Forfeited	(63)	25.39	—	—
Expired	—	—	(3)	34.45
September 30, 2016	494	$26.23	252	$21.08
Exercisable options at	September 30, 2016		251	$21.15

During the nine months ended September 30, 2016 and 2015, proceeds from stock option exercises totaled $141 thousand and $116 thousand, respectively. During the nine months ended September 30, 2016, there were 116 thousand shares issued in connection with vested stock awards. During the nine months ended September 30, 2015, there were 126 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $3.5 million and $3.4 million during the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2016, the Company held derivatives with a total notional amount of $1.9 billion. That amount included $300.0 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges and non-hedging derivatives totaling $1.5 billion and $83.8 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value. Economic hedges included interest rate swaps totaling $1.3 billion, risk participation agreements with dealer banks of $77.9 million, and $95.0 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2016.

The Company pledged collateral to derivative counterparties in the form of cash totaling $650 thousand and securities with an amortized cost of $59.2 million and a fair value of $61.3 million as of September 30, 2016. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$300,000	2.5	0.52%	2.29%	$(11,191)
Total cash flow hedges	300,000				(11,191)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,540	13.2	0.89%	5.09%	(2,869)
Interest rate swaps on loans with commercial loan customers	642,399	6.4	2.27%	4.23%	(36,055)
Reverse interest rate swaps on loans with commercial loan customers	642,399	6.4	4.23%	2.27%	35,546
Risk Participation Agreements with Dealer Banks	77,887	12.2			47
Forward sale commitments	95,042	0.2			(582)
Total economic hedges	1,469,267				(3,913)

Non-hedging derivatives:
Interest rate lock commitments	83,765	0.2			1,574
Total non-hedging derivatives	83,765				1,574

Total	$1,853,032				$(13,530)

Information about derivative assets and liabilities at December 31, 2015, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	3.3	0.14%	2.29%	$(8,532)
Total cash flow hedges	300,000				(8,532)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,984	13.9	0.61%	5.09%	(2,450)
Interest rate swaps on loans with commercial loan customers	457,392	6.7	2.18%	4.49%	(17,143)
Reverse interest rate swaps on loans with commercial loan customers	457,392	6.7	4.49%	2.18%	17,129
Risk participation agreements with dealer banks	59,016	15.0			(56)
Forward sale commitments	44,840	0.2			53
Total economic hedges	1,030,624				(2,467)

Non-hedging derivatives:
Interest rate lock commitments	36,043	0.2			323
Total non-hedging derivatives	36,043				323

Total	$1,366,667				$(10,676)

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

The Company has entered into six interest rate swap contracts with an aggregate notional value of $300 million as of September 30, 2016. All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Interest rate swaps on FHLBB borrowings:
Unrealized gain (loss) recognized in accumulated other comprehensive loss	$1,363	$(4,369)	$(5,322)	$(7,486)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	(1,367)	—	(2,662)	—

Net tax effect on items recognized in accumulated other comprehensive income	(1,096)	1,761	1,067	3,017

Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$1,634	$(2,608)	$(1,593)	$(4,469)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$1,367	$—	$2,662	$—

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and nine months ended September 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company anticipates reclassification of approximately $4.9 million.

Economic hedges
As of September 30, 2016, the Company has an interest rate swap with a $11.5 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(62) thousand as of September 30, 2016. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$29	$(493)	$(802)	$(433)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	2,411	(7,698)	(18,911)	(6,923)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	(2,411)	7,698	18,911	6,923

(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(62)	52	(495)	109

Risk Participation Agreements:
Unrealized (loss) gain recognized in other non-interest income	(14)	(65)	102	(42)

Forward Commitments:
Unrealized (loss) gain recognized in other non-interest income	(582)	(387)	(1,898)	(300)
Realized gain (loss) in other non-interest income	109	(493)	(224)	(80)

Non-hedging derivatives
Interest rate lock commitments
Unrealized gain recognized in other non-interest income	$1,574	$754	$3,635	$2,113
Realized gain in other non-interest income	760	819	2,505	1,760

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

The Company had net asset positions with its commercial banking counterparties totaling $35.5 million and $17.1 million as of September 30, 2016 and December 31, 2015, respectively. The Company had net liability positions with its financial institution counterparties totaling $49.5 million and $28.2 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company did not have a net liability position with its commercial banking counterparties. The collateral posted by the Company that covered liability positions was $49.6 million and $28.2 million as of September 30, 2016 and December 31, 2015, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$118	$—	$118	$—	$—	$118
Commercial counterparties	35,546	—	35,546	—	—	35,546
Total	$35,664	$—	$35,664	$—	$—	$35,664

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(49,570)	$42	$(49,528)	$48,878	$650	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(49,570)	$42	$(49,528)	$48,878	$650	$—

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	17,129	—	17,129	—	—	17,129
Total	$17,169	$—	$17,169	$—	$—	$17,169

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—

NOTE 13. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,149	$14,149
Available-for-sale securities:
Municipal bonds and obligations	—	121,126	—	121,126
Agency collateralized mortgage obligations	—	541,997	—	541,997
Agency residential mortgage-backed securities	—	104,670	—	104,670
Agency commercial mortgage-backed securities	—	62,300	—	62,300
Corporate bonds	—	46,522	—	46,522
Trust preferred securities	—	11,801	—	11,801
Other bonds and obligations	—	3,200	—	3,200
Marketable equity securities	53,602	1,635	—	55,237
Loans held for sale	—	20,471	—	20,471
Derivative assets		35,546	1,574	37,120
Derivative liabilities	331	50,068	251	50,650

	December 31, 2015
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$14,189	$14,189
Available-for-sale securities:
Municipal bonds and obligations	—	104,561	—	104,561
Agency collateralized mortgage obligations	—	833,036	—	833,036
Agency residential mortgage-backed securities	—	126,829	—	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	—	41,023	—	41,023
Trust preferred securities	—	11,900	—	11,900
Other bonds and obligations	—	3,141	—	3,141
Marketable equity securities	32,925	334	708	33,967
Loans Held for Sale	—	13,191	—	13,191
Derivative assets	45	17,130	332	17,507
Derivative liabilities	—	28,181	—	28,181

There were no transfers between levels during the three months ended September 30, 2016 or 2015. During the nine months ended September 30, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data. There were no transfers between levels during the nine months ended September 30, 2015.

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

			Aggregate Fair Value
September 30, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$20,471	$19,796	$675

			Aggregate Fair Value
December 31, 2015	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$13,191	$12,914	$277

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2016, were losses of $216 thousand and gains of $398 thousand, respectively. The changes in fair value of loans held for sale for the three and nine months ended September 30, 2015, were losses of $44 thousand and $115 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015.

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended September 30, 2016
June 30, 2016	$14,479	$—	$1,259	$(189)
Unrealized (loss) gain, net recognized in other non-interest income	(180)	—	3,563	(62)
Paydown of trading security	(150)	—	—	—
Transfers to held for sale loans	—	—	(3,248)	—
September 30, 2016	$14,149	$—	$1,574	$(251)

Nine Months Ended September 30, 2016
December 31, 2015	$14,189	$708	$323	$9
Unrealized gain, net recognized in other non-interest income	405	—	6,480	(260)
Transfers to Level 2	—	(708)	—	—
Paydown of trading security	(445)	—	—	—
Transfers to held for sale loans	—	—	(5,229)	—
September 30, 2016	$14,149	$—	$1,574	$(251)

Unrealized gains (losses) relating to instruments still held at September 30, 2016	$2,610	$—	$1,574	$(251)

	Assets (Liabilities)
		Securities	Interest Rate
	Trading	Available	Lock	Forward
(In thousands)	Security	for Sale	Commitments	Commitments
Three Months Ended September 30, 2015
June 30, 2015	$14,378	$773	$382	$50
Sale of Marketable Equity Security	—	—	—	—
Unrealized gain (loss), net recognized in other non-interest income	351	—	1,366	(72)
Unrealized loss included in accumulated other comprehensive loss	—	(9)	—	—
Paydown of trading account security	(142)	—	—	—
Transfers to held for sale loans	—	—	(994)	—
September 30, 2015	$14,587	$764	$754	$(22)

Nine Months Ended September 30, 2015
December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of Marketable Equity Security	—	(1,327)	—	—
Unrealized gain, net recognized in other non-interest income	103	—	4,037	71
Unrealized loss included in accumulated other comprehensive loss	—	(235)	—	—
Paydown of trading account security	(425)	—	—	—
Transfers to held for sale loans	—	—	(3,908)	—
September 30, 2015	$14,587	$764	$754	$(22)

Unrealized gains (losses) relating to instruments still held at September 30, 2015	$2,457	$(6)	$754	$(22)

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,149	Discounted Cash Flow	Discount Rate	1.80%

Forward Commitments	(251)	Historical Trend	Closing Ratio	93.97%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	1,574	Historical Trend	Closing Ratio	93.97%
		Pricing Model	Origination Costs, per loan	$2,500

Total	$15,472

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$14,189	Discounted Cash Flow	Discount Rate	2.49%

AFS Securities	708	Pricing Model	Median Peer Price/Tangible Book Value Percentage Multiple	88.52%

Forward Commitments	9	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500

Interest Rate Lock Commitment	323	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,229

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	September 30, 2016	December 31, 2015	Three months ended September 30, 2016	Nine months ended September 30, 2016	Fair Value Measurement Date as of September 30, 2016
	Level 3	Level 3	Total	Total	Level 3
(In thousands)	Inputs	Inputs	Gains (Losses)	Gains (Losses)	Inputs
Assets
Impaired loans	$19,591	$11,657	$(2,955)	$7,934	September 2016
Capitalized servicing rights	10,495	5,187	—	—	September 2016
Other real estate owned	80	1,725	(35)	(456)	Feb. 2016 - Mar. 2016
Total	$30,166	$18,569	$(2,990)	$7,478

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	September 30, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$19,591	Fair value of collateral - appraised value	Discounted cash flow - loss severity	0.19% to 89.11% (10.01%)
			Appraised value	$29.2 to $2,197.4 ($1160.1)

Capitalized servicing rights	10,495	Discounted cash flow	Constant prepayment rate (CPR)	7.35% to 15.23% (11.04%)
			Discount rate	10.00% to 14.00% (11.71%)

Other real estate owned	80	Fair value of collateral	Appraised value	$46.0 to $129.0 ($118.6)
Total	$30,166

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$11,657	Fair value of collateral - appraised value	Discounted cash flow - loss severity	0.05% to 29.50% (7.55%)
			Appraised value	$46.3 to $1,962.0 ($999.7)

Capitalized servicing rights	5,187	Discounted cash flow	Constant prepayment rate (CPR)	7.17% to 12.06% (10.02%)
			Discount rate	10.00% to 15.00 (10.88%)

Other real estate owned	1,725	Fair value of collateral	Appraised value	$39.0 to $1,200.0 ($919.9)
Total	$18,569

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2016 and December 31, 2015.

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

	September 30, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$69,285	$69,285	$69,285	$—	$—
Trading security	14,149	14,149	—	—	14,149
Securities available for sale	946,853	946,853	53,602	893,251	—
Securities held to maturity	131,467	139,358	—	—	139,358
FHLB bank stock and restricted securities	61,277	61,277	—	61,277	—
Net loans	6,003,899	6,081,799	—	—	6,081,799
Loans held for sale	20,471	20,471	—	20,471	—
Accrued interest receivable	17,263	17,263	—	17,263	—
Cash surrender value of bank-owned life insurance policies	127,880	127,880	—	127,880	—
Derivative assets	37,120	37,120	—	35,546	1,574
Assets held for sale	—	—	—	—	—

Financial Liabilities
Total deposits	$5,749,754	$5,751,777	$—	$5,751,777	$—
Short-term debt	939,800	939,823	—	939,823	—
Long-term Federal Home Loan Bank advances	109,114	109,625	—	109,625	—
Subordinated borrowings	89,116	97,437	—	97,437	—
Derivative liabilities	50,650	50,650	331	50,068	251

	December 31, 2015
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$103,562	$103,562	$103,562	$—	$—
Trading security	14,189	14,189	—	—	14,189
Securities available for sale	1,154,457	1,154,457	32,925	1,120,824	708
Securities held to maturity	131,652	136,904	—	—	136,904
FHLB bank stock and restricted securities	71,018	71,018	—	71,018	—
Net loans	5,685,928	5,727,570	—	—	5,727,570
Loans held for sale	13,191	13,191	—	13,191	—
Accrued interest receivable	20,940	20,940	—	20,940	—
Cash surrender value of bank-owned life insurance policies	125,233	125,233	—	125,233	—
Derivative assets	17,507	17,507	45	17,130	332
Assets held for sale	278	278	—	278	—

Financial Liabilities
Total deposits	$5,589,135	$5,582,835	$—	$5,582,835	$—
Short-term debt	1,071,200	1,071,044	—	1,071,044	—
Long-term Federal Home Loan Bank advances	103,135	103,397	—	103,397	—
Subordinated borrowings	89,812	93,291	—	93,291	—
Derivative liabilities	28,181	28,181	—	28,181	—

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

NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$57,971	$56,971	$173,109	$155,101
Provision for loan losses	4,734	4,240	13,262	12,295
Net interest income after provision for loan losses	$53,237	$52,731	$159,847	$142,806

NOTE 15. SUBSEQUENT EVENTS
On June 24, 2016, the Company entered into an agreement and plan of merger with First Choice Bank ("First Choice"), the parent company of First Choice Loan Services ("FCLS"), pursuant to which First Choice will merge with and into Berkshire Bank in a transaction to be accounted for as a business combination. It is expected that FCLS will become an operating subsidiary of the Bank. Headquartered in Lawrenceville, New Jersey, First Choice had $1.1 billion in assets as of September 30, 2016 (unaudited) and operates eight banking offices providing a range of banking services in Central New Jersey and greater Philadelphia metropolitan area.

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

The Company incurred $1.1 million and $1.5 million of merger and acquisition expenses related to the First Choice merger for the three and nine months ended September 30, 2016. There were no merger and acquisition expenses related to the First Choice merger in 2015. Excluding the merger and acquisition expenses incurred in 2016, this merger agreement had no material effect on the Company’s financial statements for the periods presented.

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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank operates under the brand America’s Most Exciting Bank®.

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the Registration Statement on Form S-4 that includes a Proxy Statement/Prospectus filed by Berkshire Hills Bancorp with the SEC on October 24, 2016 related to the acquisition of First Choice Bank. This document contains forward-looking statements about the merger of Berkshire Hills Bancorp and First Choice. Certain factors that could cause actual results to differ materially from expected results include difficulties in achieving cost savings from the merger or in achieving such cost savings within the expected time frame, difficulties in integrating Berkshire Hills Bancorp and First Choice, increased competitive pressures, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business in which Berkshire Hills Bancorp and First Choice are engaged, changes in the securities markets and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission.

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

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PER COMMON SHARE DATA (1)
Net earnings, diluted	$0.53	$0.49	$1.57	$1.20
Adjusted earnings, diluted (2)	0.57	0.54	1.64	1.55
Total book value	29.97	28.48	29.97	28.48
Tangible book value (2)	18.78	17.61	18.78	17.61
Dividends	0.20	0.19	0.60	0.57
Common stock price:
High	28.37	29.81	28.93	29.81
Low	25.90	26.68	24.71	24.27
Close	27.71	27.54	27.71	27.54

PERFORMANCE RATIOS (1)(3)
Return on assets	0.82%	0.78%	0.82%	0.63%
Adjusted return on assets (2)	0.88	0.86	0.86	0.81
Return on equity	7.29	6.90	7.21	5.71
Adjusted return on equity (2)	7.75	7.58	7.53	7.34
Adjusted return on tangible equity (2)	12.99	12.78	12.55	12.43
Net interest margin, fully taxable equivalent (FTE) (4)	3.25	3.37	3.30	3.29
Net interest margin, excluding purchased loan accretion and FTE (2)	3.13	3.22	3.18	3.18
Fee income/Net interest and fee income	23.81	19.38	22.03	21.76
Efficiency ratio (2)	57.90	60.35	58.81	61.63

GROWTH
Total commercial loans, (annualized)	6%	37%	8%	37%
Total loans, (annualized)	3	29	7	28
Total deposits, (annualized)	7	14	4	24
Total net revenues, (compared to prior year)	10	17	13	19
Earnings per share, (compared to prior year)	8	2	31	34
Adjusted earnings per share, (compared to prior year) (2)	6	17	6	17

FINANCIAL DATA: (In millions) (1)
Total assets	$7,931	$7,804	$7,931	$7,804
Total earning assets	7,229	7,130	7,229	7,130
Total investments	1,162	1,439	1,162	1,439
Total borrowings	1,138	1,301	1,138	1,301
Total loans	6,047	5,665	6,047	5,665
Allowance for loan losses	43	38	43	38
Total intangible assets	348	337	348	337
Total deposits	5,750	5,507	5,750	5,507
Total common stockholders’ equity	933	882	933	882
Net Income	16.4	14.7	48.3	33.5
Adjusted income (2)	17.4	16.2	50.4	43.1

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ASSET QUALITY AND CONDITION RATIOS (1)(5)
Net charge-offs (annualized)/average loans	0.20%	0.26%	0.22%	0.26%
Allowance for loan losses/total loans	0.71	0.67	0.71	0.67
Loans/deposits	105	103	105	103
Shareholders' equity to total assets	11.76	11.30	11.76	11.30
Tangible shareholders' equity to tangible assets (2)	7.70	7.30	7.70	7.30

FOR THE PERIOD: (In thousands) (1)
Net interest income	$57,971	$56,971	$173,109	$155,101
Non-interest income	18,941	12,698	49,126	42,040
Provision for loan losses	4,734	4,240	13,262	12,295
Non-interest expense	48,844	49,378	142,212	148,551
Net income	16,381	14,701	48,339	33,504
Adjusted Income (2)	17,418	16,151	50,421	43,081
______________________________________
(1)  Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions and restructuring activities. Refer to the Reconciliation of Non-GAAP Financial Measures on page 76 for additional information.

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$2,261	4.28%	$1,949	4.47%	$2,171	4.30%	$1,828	4.35%
Commercial and industrial loans	1,010	5.15	999	4.79	1,028	5.04	897	4.04
Residential mortgages	1,839	3.60	1,664	3.74	1,799	3.69	1,566	3.92
Consumer loans	900	3.41	814	3.29	851	3.42	801	3.25
Total loans (1)	6,010	4.10	5,426	4.14	5,849	4.13	5,092	4.01
Investment securities (2)	1,198	3.26	1,354	2.92	1,263	3.27	1,277	3.00
Short term investments & loans held for sale (3)	40	1.69	52	1.34	46	1.30	60	1.29
Total interest-earning assets	7,248	3.94	6,832	3.87	7,158	3.94	6,429	3.77
Intangible assets	349		330		343		303
Other non-interest earning assets	360		379		352		346
Total assets	$7,957		$7,541		$7,853		$7,078

Liabilities and shareholders’ equity
Deposits:
NOW	$475	0.12%	$475	0.14%	$484	0.13%	$453	0.15%
Money market	1,448	0.46	1,474	0.42	1,423	0.47	1,440	0.40
Savings	608	0.12	616	0.15	608	0.12	575	0.16
Time	2,095	1.10	1,795	0.90	2,069	1.05	1,591	0.91
Total interest-bearing deposits	4,626	0.67	4,360	0.55	4,584	0.65	4,059	0.54
Borrowings and notes (4)	1,247	1.53	1,210	0.80	1,239	1.37	1,210	0.80
Total interest-bearing liabilities	5,873	0.85	5,570	0.61	5,823	0.80	5,269	0.60
Non-interest-bearing demand deposits	1,085		1,011		1,048		952
Other non-interest earning liabilities	100		108		89		74
Total liabilities	7,058		6,689		6,960		6,295

Total shareholders’ equity (2)	899		852		893		783
Total liabilities and stockholders’ equity	$7,957		$7,541		$7,853		$7,078

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.09%		3.26%		3.14%		3.17%
Net interest margin (5)		3.25		3.37		3.30		3.29
Cost of funds		0.72		0.51		0.68		0.51
Cost of deposits		0.54		0.45		0.53		0.43

Supplementary data
Total deposits (In millions)	$5,711		$5,371		$5,632		$5,011
Fully taxable equivalent income adj. (In thousands) (6)	1,190		1,131		1,171		1,029
_____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $2.2 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. Purchased loan accretion totaled $6.3 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(6)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

NON-GAAP FINANCIAL MEASURES
This document contains certain non-GAAP financial measures in addition to results presented in accordance with U.S Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular quarter or year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, merger costs, restructuring costs, and systems conversion costs. These adjustments are presented net of an adjustment for related income tax expense. This adjustment is determined as the difference between the GAAP tax rate and the effective tax rate applicable to adjusted income. The Company calculates several non-GAAP performance measures based on its measure of adjusted earnings, including adjusted earnings per share, adjusted return on assets, adjusted return on equity, and the efficiency ratio. The Company views these amounts as important to understanding its performance trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Several of these measures are used as performance metrics in assessing the achievement of short and long term incentive compensation for management. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP earnings and earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community and as components of regulatory capital supervision.

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation, and professional fees. Restructuring costs primarily consist of costs and losses associated with the disposition of assets and lease terminations, together with executive severance. During the most recent quarter, revenue included the gain recorded on the sale of the two branches, which the Company does not include in its measures of adjusted revenues and earnings.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods and dates indicated:

		At or for the Three Months Ended		At or for the Nine Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(in thousands)
GAAP Net income		$16,381	$14,701	$48,339	$33,504
Adj: Gain on sale of securities, net		(78)	(49)	(101)	(2,467)
Adj: Net gain on sale of branches		(563)	—	(563)	—
Adj: Merger and acquisition expense		1,453	2,987	2,681	11,927
Adj: Restructuring and conversion expense		717	374	1,147	4,566
Adj: Income taxes		(492)	(1,862)	(1,082)	(4,449)
Total adjusted income (non-GAAP)	(A)	$17,418	$16,151	$50,421	$43,081

GAAP Total revenue		$76,912	$69,669	$222,235	$197,141
Adj: Gain on sale of securities, net		(78)	(49)	(101)	(2,467)
Adj: Net gain on branch sales		(563)	—	(563)	—
Total operating revenue (non-GAAP)	(B)	$76,271	$69,620	$221,571	$194,674

GAAP Total non-interest expense		$48,844	$49,378	$142,212	$148,551
Less: Total non-operating expense (see above)		(2,170)	(3,361)	(3,828)	(16,493)
Operating non-interest expense (non-GAAP)	(C)	$46,674	$46,017	$138,384	$132,058

(in millions, except per share data)
Total average assets	(D)	$7,957	$7,541	$7,852	$7,078
Total average shareholders’ equity	(E)	899	852	893	783
Total average tangible shareholders’ equity	(F)	550	522	551	480
Total tangible shareholders’ equity, period-end (1)	(G)	584	545	584	545
Total tangible assets, period-end (1)	(H)	7,583	7,468	7,583	7,468
Total common shares outstanding, period-end (thousands)	(I)	31,122	30,949	31,122	30,949
Average diluted shares outstanding (thousands)	(J)	30,811	30,069	30,757	27,847

Earnings per share, diluted		$0.53	$0.49	$1.58	$1.20
Adjusted earnings per share, diluted	(A/J)	0.57	0.54	1.64	1.55
Book value per share, period-end		29.97	28.48	29.97	28.48
Tangible book value per share, period-end	(G/I)	18.78	17.61	18.78	17.61
Total shareholders' equity/total assets		11.76	11.30	11.76	11.30
Total tangible shareholder's equity/total tangible assets	(G)/(H)	7.70	7.30	7.70	7.30

Performance ratios (2)
GAAP return on assets		0.82%	0.78%	0.82%	0.63%
Adjusted return on assets	(A/D)	0.88	0.86	0.86	0.81
GAAP return on equity		7.29	6.90	7.21	5.71
Adjusted return on equity	(A/E)	7.75	7.58	7.53	7.34
Adjusted return on tangible equity (3)	(A/F)	12.99	12.78	12.55	12.43
Efficiency ratio	(C-M)/(B+K+N)	57.90	60.35	58.81	61.63

		At or for the Three Months Ended		At or for the Nine Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(in thousands)
Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(K)	$1,852	$4,029	$6,217	$12,098
Non-interest income charge on tax-credit investments (5)	(L)	(1,525)	(2,851)	(4,564)	(8,554)
Net income on tax-credit investments	(K+L)	327	1,178	1,653	3,543
Intangible amortization	(M)	749	887	2,355	2,722
Fully taxable equivalent income adjustment	(N)	1,200	1,131	3,154	3,088
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

SUMMARY
Net income and earnings per share increased year to year for both the third quarter and first nine months of 2016 due to expanded operations and improved profitability, including the benefit from merger and restructuring activities charged against 2015 results. Growth was reflected in the 13% increase in nine month revenue, which generated positive operating leverage and an increase in the nine month ROA to 0.82%. Berkshire’s quarterly shareholder dividend increased by 5% to $0.20 per share in 2016, which provided a 2.9% annualized yield compared to the average closing price of Berkshire’s stock in the most recent quarter.

Berkshire’s results include the Hampden operations acquired on April 17, 2015, the Firestone operations acquired on August 7, 2015, and the 44 Business Capital operations acquired on April 29, 2016. As a result, many measures of revenue, expense, income, and average balances increased compared to prior periods, and per share measures were affected by new shares issued for merger consideration. Third quarter operations in both years included the contributions from both of the 2015 acquisitions.

The Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations. The use of this measure, and its reconciliation to GAAP, is discussed further in a later section of this report. Third quarter GAAP earnings per share increased by 8% to $0.53 in 2016 from $0.49 in 2015. Adjusted earnings per share increased by 6% to $0.57 from $0.54. The 44 Business Capital operations acquired in 2016 contributed $0.02 to earnings per share in the most recent quarter. The third quarter net contribution of tax credit investments decreased by $0.03 per share to $0.01 in 2016 from $0.04 in 2015. The GAAP ROA improved to 0.82% in 2016, while the adjusted ROA reached 0.88%, which is the highest quarterly result in several years.

Third quarter financial highlights included the following (comparisons are to prior quarter unless otherwise stated):

•	7% increase in net revenue

•	6% annualized commercial loan growth

•	7% annualized deposit growth

•	17% increase in fee income

•	3.25% net interest margin (fully taxable equivalent)

•	57.9% efficiency ratio (non-GAAP financial measure)

•	0.26% non-performing assets/assets

•	0.20% net loan charge-offs/average loans

Berkshire’s strategy to increase fee income resulted in a 17% increase in third quarter fee income over the prior quarter and a 32% increase year over year. This growth was primarily due to loan related fees and mortgage banking revenue. In the third quarter, the Company promoted Michael Carroll to the new position of EVP, Specialty Lending, to oversee small business lending, Firestone (equipment lending) and 44 Business Capital (SBA lending). Berkshire is a leading SBA lender in several of its markets and in September gained the number one ranking for the number of SBA 7(a) Loan Program originations in Connecticut for the first time. Berkshire made further progress with its new Boston Congress Street branch which is expected to open for business early in 2017. This will be among the first Berkshire branches to feature virtual teller technology which further automates routine service and frees resources for improved sales and service. Berkshire also moved forward with its First Choice Bank acquisition in Princeton, New Jersey, which is targeted for completion before year-end 2016. The Company completed the sale of two New York branches in the most recent quarter and announced plans to consolidate three more branches in the first quarter of 2017. The Company also recently entered into a definitive agreement to acquire the assets of an established financial advisory practice based in Rutland, Vermont, which will serve that regional market as well as adding additional financial advisory capabilities.

Longer term U.S. Treasury interest rates reached record low levels around midyear 2016 reflecting the “lower for longer” market expectations about low interest rates that are pressuring industry profitability. As a result, Berkshire anticipates that asset yield compression will further pressure industry earnings and the Company is pursuing further revenue diversification and operating efficiencies with the goal of supporting future earnings growth. The lower interest rates spurred demand for residential mortgages and commercial interest rate swaps in the third quarter and also supported revenues related to portfolio loan sales and gains on recoveries of acquired impaired loans. These revenue sources contributed to the higher fee income and more than offset the reduced tax credit benefit in the most recent quarter.

The First Choice acquisition is expected to bring Berkshire’s total assets to approximately $9 billion by year-end 2016 and moves the Company towards the $10 billion regulatory threshold that impose additional requirements and costs on its operations. These regulatory costs are primarily related to consumer compliance, capital analysis, and risk management. The Company estimates that it has absorbed nearly $5 million of these costs in its current annualized expense run rate. The Company believes that at this time it has absorbed the majority of the annual expense burden required for this threshold. Once it crosses the threshold, it expects to lose bank card interchange fee revenue which will be generally similar in magnitude to the regulatory expense burden described above. The Company believes that it has ample time and possible scenarios to manage its growth through this transition and to achieve the size and scale efficiencies sufficient to offset these impacts on its returns on assets and equity. The Company recently recruited Gregory Lindenmuth as EVP and Chief Risk Officer, who will oversee the Company’s preparations for the increased regulatory requirements at the $10 billion threshold. Mr. Lindenmuth was previously a senior federal regulatory examination official.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
Summary: Berkshire produced 6% loan growth and 3% deposit growth in the first nine months of 2016. The investment portfolio declined by 16% as lower yielding securities were sold in order to support the net interest margin and fund loan growth. Asset quality metrics remained comparatively favorable. Total assets increased by $100 million, or 1%, to $7.9 billion. Proceeds from investment sales also funded a 10% decrease in borrowings. The Company has maintained a modestly asset sensitive interest rate risk profile which would benefit operations if future interest rate increases occur. Liquidity was reduced slightly as a result of the loan growth. For the year-to-date, total book value per share increased by 5% to $29.97 and tangible book value per share (a non-GAAP financial measure) increased by 5% to $18.78. Retained earnings improved Berkshire’s capital metrics while also supporting business expansion and the higher dividend. In addition to expanding the business and operating profitability, the First Choice acquisition is targeted to improve both capital and liquidity metrics, including the benefit of Berkshire shares to be issued as merger consideration.

Securities: The Company continues to position the portfolio as a source of liquidity and income. The portfolio was managed to support the net interest margin and fund loan growth for the year-to-date in 2016. The Company will further evaluate the portfolio when the First Choice Bank acquisition is completed.

Total investment securities decreased by $218 million, or 16%, during the first nine months of 2016 due to the deleveraging of the investment portfolio through the sale of lower margin investment securities. The balance of medium term agency collateralized mortgage obligations decreased by $291 million to $542 million during this time. Proceeds were reinvested in loans and funded the paydown of borrowings. Additionally, proceeds were invested in purchases of higher yielding securities available for sale. This resulted in increases of $62 million in agency commercial mortgage-backed securities, $17 million in municipal bonds, and $21 million in equity securities. These actions offset the further impact of yield compression on the mortgage backed securities portfolio, which is the primary component of investment securities. The total yield on the securities portfolio increased to 3.26% in the third quarter of 2016, compared to 2.96% in the fourth quarter of 2015. The average life of the bond portfolio increased to 5.3 years at September 30, 2016, compared to 4.9 years at the start of the year. The mix change towards longer maturities was generally offset by the shorter expected average lives of mortgage backed securities based on the drop in long term interest rates. Debt investment securities purchased in 2016 were all investment grade or investment grade equivalent.

Loans. Berkshire is expanding and deepening its lending activities through organic growth and acquisitions, including a focus on its specialized lending areas. The Company uses secondary markets and a growing network of financial institution partners in managing and diversifying its portfolio, as well as supporting its fee income objectives.

Total loans increased by $322 million, growing by 6% during the first nine months of 2016. This included a $267 million increase in commercial real estate loans and a $105 million increase in consumer loans. Commercial and industrial loans decreased by $53 million and residential mortgages were flat. Third quarter trends were generally reflective of nine month trends as well.

The growth in commercial real estate loans reflected strong demand in the Company’s markets, including the impacts of increased economic activity, ongoing low interest rates, and changes in competitive conditions. Originations were concentrated in Berkshire’s New York and Connecticut markets. Some larger loans were variable rate and were paired with interest rate swaps (which increased by $185 million for the first nine months of 2016). Loan growth in 2016 has been largely in the category of investor commercial real estate, based on longstanding relationships in Berkshire’s regional markets. Growth included the $36 million of non-guaranteed portions of SBA loans purchased as part of the 44 Business Capital acquisition in the second quarter. Growth also included increased loans to retail and multi-tenanted properties with strong anchors, multifamily properties, and healthcare related properties. Due to its asset management strategies in recent years, Berkshire has been positioned to support its markets while also managing well within regulatory guidelines for commercial real estate lending. Berkshire’s total commercial real estate exposure measured 265% of regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Commercial construction loan exposure was 37% of regulatory capital, compared to the 100% guideline. Berkshire monitors its commercial lending risk using the enhanced processes required for banks exceeding the monitoring thresholds even though it is well margined below those thresholds. The decrease in commercial and industrial loans included seasonal paydowns in specialized lending along with reductions in targeted lower profitability participated loans. Total commercial and industrial loans and owner occupied commercial mortgages added up to $1.57 billion at September 30, 2016, and comprised 47% of total commercial balances at that date.

Residential mortgage balances were unchanged at $1.82 billion for the first nine months of 2016. Residential mortgage originations were boosted by stronger demand in 2016 which resulted from the low interest rates that emerged in the first half of the year. Berkshire originates residential mortgages across its regional footprint. Berkshire’s mortgage originations totaled $596 million for the year-to-date. The Company sells most fixed rate conforming mortgage originations into the secondary market on a servicing released basis to generate revenue and manage interest rate risk. Most originations of jumbo mortgages are retained. Additionally, the company’s wholesale transactions with regional financial institutions included purchases totaling $150 million and sales totaling $238 million for the first nine months of 2016. The Company has a growing network of financial institution partners who participate in these mortgage transactions. The planned merger with First Choice Bank is targeted to substantially increase Berkshire’s mortgage banking business. First Choice originated $1.9 billion in residential mortgages for sale in the first nine months of 2016. Berkshire’s consumer loans increased by $105 million for 2016 year-to-date as a result of the expansion of the indirect auto dealer network across the footprint of the Company’s franchise. Berkshire originates prime new and used auto loans. Growth moderated in the third quarter as Berkshire adjusted its programs based on secondary market conditions.

Despite the ongoing pressure of yield compression related to low interest rates, the Company used management of its loan mix to mostly offset this compression in 2016. The yield benefited from the 25 basis point increase in short term rates in December 2015. Additionally, the yield benefited from higher yielding loans from the Firestone acquisition in the third quarter of 2015 and the higher yield assigned to the unguaranteed SBA loan participations from the 44 Business Capital acquisition. The total loan yield decreased to 4.10% in the third quarter of 2016 compared to 4.15% in the fourth quarter of 2015. The loan yield includes purchased loan accretion, which consists primarily of recoveries of purchased credit impaired loans. Measured before accretion, the loan yield decreased to 3.95% in the most recent quarter, compared to 3.98% in the final quarter of 2015.

At the end of the most recent quarter, 41% of loans contractually repriced within one year, 21% repriced in one to five years, and 38% repriced over five years. At year-end 2015, approximately 32% of the loan portfolio was scheduled to reprice within one year, 27% was scheduled to reprice in one - five years, and 41% was scheduled to reprice over five years. As noted in the above securities discussion, the drop in interest rates at midyear is believed to have reduced the overall duration and average life of the loan portfolio and to have contributed to an increase in the premium fair value of the portfolio over book value.

Asset Quality. Asset quality metrics remained favorable and generally improved slightly from the prior quarter and the start of the year. Third quarter annualized net loan charge-offs measured 0.20% of average loans and period-end non-performing assets were 0.26% of total assets. Accruing delinquent loans were 0.31% of total loans, including accruing loans over 90 days past due measuring 0.07% of total loans. Loans identified as troubled debt restructurings decreased slightly to $22 million. Loans which became non-accruing totaled $7 million which was within the general run rate range of $4-10 million experienced for a number of recent quarters. At period-end, the total contractual balance of purchased credit impaired loans was $30 million, with a $15 million carrying value. The $15 million discount included $5 million in accretable yield and $10 million in nonaccretable discount. The 44 Business Capital business combination included impaired loans with a book value of $6.2 million and a fair value of $2.6 million, including $0.7 million in accretable discount.

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
The loan loss allowance increased by $4 million, or 10%, in the first nine months of 2016. The ratio of the allowance to total loans increased slightly to 0.71% from 0.69% over this period. The allowance on loans from business activities remained unchanged at 0.76% of related loans; net annualized charge-offs of these loans measured 0.21% in the first nine months of 2016. The allowance on acquired loans increased to 0.46% from 0.41% of related loans; net annualized charge-offs of these loans measured 0.23% in the first nine months of 2016. At period-end, the allowance provided 3.4X coverage of annualized year-to-date net charge-offs and 2.1X coverage of period-end non-accrual loans. Criticized loans decreased to 1.6% of total assets from 1.9% at the start of the year due primarily to a $14 million decrease in criticized loans from business activities, including an $8 million decrease to $52 million in potential problem loans, which the Company defines as substandard accruing loans from business activities. The ratio of criticized assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance declined to 20% from 24% during the first nine months of 2016.

Deposits. Berkshire increased its deposits in 2016 while also selling two outlying branches with $30 million in deposits. Total deposits increased by $161 million, or 3% for the year-to-date. Time deposits and money market accounts were the primary contributors to overall growth. Berkshire focuses on demand deposits, which grew by 3% for the first nine months of 2016, including both personal and commercial accounts. Personal account balances accounted for $90 million of the total deposit growth. Accounts over $250,000 increased by $249 million for the nine month period. The cost of deposits increased to 0.54% in the most recent quarter from 0.48% in the fourth quarter of 2015. This was primarily driven by higher time deposit costs, reflecting both the upward resetting of brokered deposits following the December rate increase, along with current market rates for raising new funds to support growth. Based on annual deposit summary reports as of midyear published by the FDIC, over the latest year Berkshire gained deposit market share in the median city in all major regional markets in which it competes.

The loans/deposits ratio increased to 105% at period-end compared to 102% at the start of the year and is expected to improve when the First Choice merger is completed.

Borrowings. Total borrowings decreased by $125 million in the first nine months of 2016, which was largely funded with proceeds from investment sales. The decrease was mostly in short term Federal Home Loan Bank advances. The cost of borrowings increased to 1.53% in the most recent quarter from 0.96% in the fourth quarter of 2016. This increase included the impact of the 0.25% rate increase on the short term variable rate loans which constitute the preponderance of borrowings. Additionally, it included the approximate 0.50% impact from the activation of forward starting swaps in 2016 and which were fully active in the most recent quarter.

Derivative Financial Instruments and Hedging Activities. The notional balance of derivative financial instruments increased by $486 million, or 36%, to $1.85 billion in the first nine months of 2016. This included a $370 million increase in economic hedges related to commercial loan interest rate swaps reflecting strong customer demand for fixed rate loan protection in the low rate environment that developed in 2016. The Company recognizes loan fee income on the sale of these financial instruments, as further discussed in a later section. Customer swaps issued by the Bank are backed by similar swaps transacted with the Company’s national financial institution counterparties. As a result, the $370 million increase represented approximately $185 million in commercial customer loan transactions. Hedging instruments related to mortgage banking increased by $98 million in 2016 due to increased volume of interest rate locks due to strong demand by mortgage customers for purchase and refinancing commitments in the attractive borrowing environment.

At year-end 2015, the Company had $300 million of forward starting interest rate swaps which were scheduled to become active during the first three quarters of 2016, and which are now all fully active including swaps that activated in the third quarter. These are all fixed payment swaps with a 2.29% weighted average pay rate and a 2.5 year average remaining maturity at period-end. They are hedging borrowings that had a 0.52% variable rate cost at period-end. The Company anticipates that this cost will increase in the future and that the net cost of these fixed rate hedges will correspondingly decline. The unrealized loss on these swaps increased to $11 million from $9 million over the first nine months and this was the primary component of the overall net loss on derivative financial instruments, which increased to $14 million from $11 million over this period. Most of this loss (after tax) is reflected in changes in other comprehensive income which is a component of shareholders’ equity.

Shareholders’ Equity. Berkshire’s capital metrics improved in the first nine months of 2016, largely due to the benefit of retained earnings, which were sufficient to support dividends and organic growth as well as higher capital ratios. Total equity increased by $45 million, or 5%, including the benefit of $30 million in retained earnings. Additionally, accumulated other comprehensive income increased by $12 million due to the net after-tax impact on the fair value of available for sale securities and derivative instruments in the lower rate environment at period end. Book value per share increased by 5% to $29.97 and the ratio of equity to assets improved to 11.8% from 11.3%.

The Company also evaluates changes in tangible book value, a non-GAAP financial measure which is a commonly considered valuation metric used by the investment community and which parallels some regulatory capital measures. Tangible book value increased by $31 million, or 6%, and is net of goodwill and other intangible assets. The 44 Business Capital business combination resulted in a $16 million increase in goodwill. Tangible book value per share increased by 5% to $18.78 during the first nine months of 2016. The ratio of tangible equity to tangible assets increased to 7.7% at the end of the most recent quarter, compared to 7.4% at the start of the year. The Company and the Bank remained Well Capitalized under regulatory guidelines at period-end.

The Company is implementing stress test processes which are required for banks that reach the $10 billion threshold. These include the evaluation of capital adequacy under severely stressed economic conditions. The Company plans to run through its first dry run of this testing in 2017. The Company will be further evaluating its capital structure based on the additional risk analysis that will result from this work. The Company expects to have this stress test functionality fully operating by the end of 2017.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Summary. Berkshire’s results include the Hampden operations acquired on April 17, 2015, the Firestone operations acquired on August 7, 2015, and the 44 Business Capital operations acquired on April 29, 2016. For nine month results, many measures of revenue, expense, income, and average balances increased compared to 2015 since Hampden and Firestone were not owned for the full period in 2015. Per share measures were also affected by new shares issued for merger consideration. Much of the following discussion will focus on third quarter results which are more directly comparable because they include operations of Hampden and Firestone in both years. Additionally, some comparisons are made to the second quarter of 2016 to illustrate current trends.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income (or adjusted earnings) to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to its normalized operations. These adjusting items consist primarily of merger, acquisition, conversion, and restructuring expenses, together with gains recorded on securities. Berkshire views its net merger related costs as part of the economic investment for its acquisitions. Please see the Non-GAAP reconciliation section of this discussion for more discussion and information about adjusted net income and other non-GAAP financial measures discussed in this report.

Third quarter GAAP net income increased by 11% to $16 million from year to year, while GAAP EPS increased by 8% to $0.53 including the impact of additional shares issued. Nine month GAAP net income increased by 44% to $48 million, while GAAP EPS increased by 31% to $1.57.

Third quarter adjusted EPS increased by 6% to $0.57 in 2016 from $0.54 in 2015. Compared to the prior year, third quarter operations in 2016 included a $0.02 contribution from 44 Business Capital but had a $0.03 reduction in the contribution from tax credit investment projects. Third quarter operations in 2016 also included the full benefit of cost saves achieved from Hampden, together with stronger mortgage banking results and other organic revenue gains.

Third quarter return on equity and return on assets improved year-over-year on both a GAAP and adjusted basis. GAAP return on assets improved to 0.82% and adjusted return on assets improved to 0.88%. Third quarter profitability benefited from higher fee income and improved efficiency, which more than offset a declining net interest margin. Fee income improved from 20% to 24% of total revenue. The efficiency ratio improved to 57.9% from 60.4%. The efficiency ratio is a non-GAAP financial measure that compares adjusted expenses and revenues to assess how well the Company is managing its costs. Return on equity improved to 7.75% while adjusted return on tangible equity improved to 13.0%. This non-GAAP financial measure compares adjusted earnings to average tangible equity in order to measure the rate of internal capital generation to support ongoing growth and dividends

Revenue. Year over year, nine month revenue increased by 13% and third quarter net revenue increased by 10%. This included the benefit of a 7% increase compared to the second quarter of 2016. Annualized third quarter revenue per share increased to $9.99 in 2016 from $9.27 in the prior year. The $7 million year-over-year pickup in third quarter revenue was primarily driven by a $4 million improvement in fee income, together with a $1 million increase in net interest income and a net increase of $2 million in other non-interest income.

Net Interest Income. The $1 million year-over-year increase in third quarter net interest income was driven by an 11% increase in average loan balances due primarily to organic growth in all major lending categories. Total average earning assets increased by 6%. The benefit of volume growth was largely offset by a decrease in the net interest margin to 3.25% from 3.37% for these periods. This 0.12% decrease included an approximate 0.09% impact from the activation of forward starting interest rate swaps in 2016, which increased the effective pay rate on $300 million in borrowings. Results in the most recent quarter included the full impact of these costs, which have a remaining contractual life of 2.5 years.

The Company estimates that its net interest income marginally benefited from the 0.25% increase in short term interest rates, but this benefit was more than offset by the flattening of the yield curve and the yield compression related to ongoing low interest rates. Based on the market’s forward interest rate expectation, the Company’s models indicate modest margin pressure from these forces in the coming quarters. Net interest income also includes the benefit of accretion from purchased credit impaired loans, including recoveries.

Loan accretion totaled $2.2 million in the third quarter and $6.3 million in the first nine months of 2016, compared to $2.7 million and $5.2 million in the same periods of 2015. The Company measures its net interest margin before purchased loan accretion, and this non-GAAP measure decreased in the third quarter to 3.13% in 2016 from 3.22% in 2015. The Company expects to record significant discount on purchased credit impaired loans related to the First Choice Bank acquisition and this may add significant new accretion benefit depending on final purchased loan accounting impacts. Other elements of net interest income, including deposit costs, may also be impacted by the First Choice acquisition.

Non-Interest Income. Third quarter non-interest income increased year-over-year by $6.2 million, or 49%, to $18.9 million in 2016. This included a $4.4 million increase over the second quarter of 2016. Total fee income increased by $4.4 million year-over-year due to a $3.6 million pickup in loan related fees and a $1.2 million gain in mortgage banking revenues. The major contributors to loan related fees are commercial loan interest rate swap revenue, SBA loan sale gains, and gains on the sale of portfolio loans. All of these categories increased from year to year and benefited from the lower interest rates prevailing in 2016. Third quarter swap revenues grew by $0.9 million to $1.5 million and were related to stronger commercial real estate loan originations. SBA loan sale gains totaled $1.0 million in the most recent quarter and were contributed by the new 44 Business Capital operations. Gains on portfolio loan sales increased by $1.2 million to $1.5 million as Berkshire increased its financial institution banking business. The gain in mortgage banking revenues was due to higher volumes and stronger pricing spreads based on stronger demand for mortgage originations in the favorable interest rate environment in 2016. The $0.3 million decrease in deposit related fees was primarily due to lower overdraft fee collections. The category of other non-interest income in the most recent quarter included $0.9 million related to bank owned life insurance and was net of $1.5 million in charges for the amortization of tax credit related investments. This charge was $2.9 million in the third quarter of 2015.These charges are more than offset by credits to income tax expense related to these projects. The year to year decrease was due to lower qualifying investments as further addressed in the following discussion of income tax expense. Non-interest income in the most recent quarter included $0.7 million in financial institution banking income and a $0.6 million gain arising from the sale of the two branches previously discussed.

Loan Loss Provision. The provision for loan losses increased year-to-year by $1.0 million for the first nine months and $0.5 million for the third quarter. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to loan portfolio growth resulting from loan originations.

Non-Interest Expense. Nine month non-interest expense decreased by $6.3 million, or 4%. Third quarter non-interest expense decreased by $0.5 million, or 1%. These decreases were due to merger and restructuring charges, which decreased by $12.7 million for the nine month period and by $1.2 million for the third quarter. Elevated charges in 2015 were due primarily to the Hampden acquisition. The non-GAAP measure of adjusted expenses excludes these charges. Adjusted expenses increased by $6.3 million, or 5%, for the first nine months of the year. This nine month increase was primarily due to the impact of Hampden and Firestone, which were not owned for the full nine months in 2015. Third quarter adjusted expenses increased by $0.7 million, or 1%. This quarterly increase was related to the revenue increase, which measured 10% and included the new 44 Business Capital operations acquired in 2016. Expenses also benefited from completion of Hampden cost saves and restructuring activities in the second half of 2015. The improvement in the efficiency ratio reflected the positive operating leverage from the strong revenue growth with little growth in adjusted expenses. Annualized third quarter adjusted expense measured 2.35% of average assets in 2016 compared to 2.44% in 2015. Full time equivalent positions at September 30, 2016 totaled 1,208, compared to 1,169 a year earlier.

Income Tax Expense. The effective tax rate was 8% in the first nine months of 2015, but has been in the range of 25-30% during the first three quarters of 2016. This is due to the lower volume of qualifying tax credit investment projects as a result of new IRS guidance in 2016. Such investment projects continue to be developed by commercial relationships in Berkshire’s markets and they continue to provide an attractive but reduced return. As a result, the Company expects to continue to invest at current levels and to continue to post an effective tax rate on normal operations in the 25-30% range for the foreseeable future. Merger related charges are expected to reduce the GAAP tax rate below this normalized range. At current levels, the Company’s normalized effective tax rate before the benefit of tax credit investment projects is in the area of 35%. While these projects are expected to keep this rate in the 25-30% range, the benefit of the tax credits is substantially offset by charges to amortize these investments which are recorded in other non-interest income. The net benefit to earnings per share of these projects was $0.01 in the most recent quarter and the Company expects an annualized benefit of approximately $0.04 per share for the foreseeable future. Quarterly benefits are expected to be variable depending on the timing of project closings and completions.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income consists primarily of changes in the net fair value of available for sale securities and derivative hedges, net of related income taxes. These changes normally result from changes in market interest rates. Securities prices generally move inversely to interest rates and the value of the Company’s fixed payment swaps generally moves in the same direction as interest rates, as measured on the date of the balance sheet. The changes for the larger and longer direction securities portfolio often exceed the changes related to swaps. In the first nine months of 2016, longer term interest rates decreased and as a result, other comprehensive income was positive. In the first nine months of 2015, longer term interest rates generally increased and the result was an other comprehensive loss. In both years, the direction of interest rates changed in the third quarter, and therefore there was a loss in the third quarter of 2016 compared to income in 2015.

Acquisitions. The acquisition of certain business operations and assets related to 44 Business Capital was completed on April 29, 2016 and is described in Note 2 of the financial statement. This acquisition, located in the greater Philadelphia area, provides access to attractive mid-Atlantic commercial lending markets. 44 Business Capital specializes in originating SBA 7(a) guaranteed business loans, which generally exceed $1 million in loan size. This business sells the guaranteed portions of the loans and the Bank retains the unguaranteed portion. The business generates gains on the sale of these loans which is reported in loan related fee income. The Bank retains the servicing rights on sold loans; the notional balance of this servicing portfolio was $148 million at acquisition date, and the fair value premium was approximately 2.4% of the notional balance. The unguaranteed portion of the loans had a contractual balance of $43 million and was valued at $37 million at acquisition, representing a fair value discount of approximately 14% of the contractual balance. This business is complementary to Berkshire’s existing SBA loan program which generates smaller SBA loans. 44 Business Capital is also located within the market served by First Choice Bank and Berkshire expects to develop synergies between those operations, as well as with Berkshire’s Firestone Financial equipment lending operations. Berkshire organized its new Specialty Lending group in the most recent quarter which will oversee these operations. The 44 Business Capital acquisition by Berkshire Bank was financed primarily with cash and resulted in $16 million in goodwill that was recorded. Including merger costs, Berkshire estimates that this acquisition resulted in tangible book value dilution of $0.52 per share which the Company targets to earn back from earnings accretion within five years including a first year ramp up period. The Company is targeting an IRR in excess of 15% for this transaction. No cost savings were targeted with this acquisition. The pro forma analysis in the financial statement (assuming that the acquisition was completed on January 1, 2015) estimates that pro forma Berkshire earnings per share would have been $1.28 in the first nine months of 2015 including 44 Business Capital operations, compared to the $1.20 actual result without this business line. Pro forma combined results under these assumptions in the first nine months of 2016 would have been $1.60 in earnings per share (before acquisition expenses) compared to the $1.57 actually posted by the Company during this period. These results are qualified as set forth in the financial statement, and do not include the business expansion and synergies that Berkshire plans to develop this business and to achieve its payback goals.

The notes to the financial statements describe the pending acquisition of First Choice Bank. Berkshire expects to issue approximately 4.3 million common shares as consideration for the First Choice common and preferred stock. Based on the $27.71 closing price of Berkshire stock at period-end, the common stock consideration is valued at approximately $120 million. The actual valuation will be based on the stock price on the date the merger is completed. At September 30, 2016, First Choice reported $1.1 billion in assets, including $462 million in investment securities, $452 million in loans, and $885 million in deposits.

Liquidity and Cash Flows. Berkshire manages its liquidity and cash flows with the goal of meeting expected as well as stressed cash needs for the foreseeable future. For the first nine months of 2016, Berkshire used deposit growth and securities sales to fund loan growth and pay down borrowings. Loan growth included the purchase of loans related to the 44 Business Capital business combination. The loans/deposits ratio increased to 105% from 102% over the nine months. At period-end, the Company had approximately $608 million in borrowing availability with the Federal Home Loan Bank, compared to $576 million at the start of the year. The Bank is exploring options to increase the amounts of collateral available to support potential advance availability under the Federal Reserve Bank secured lending facility. The First Choice acquisition is expected to provide significant new liquidity to the combined Company. Additionally, the First Choice acquisition is intended to provide access to new deposit funding sources in attractive mid-Atlantic markets. Also, the sophisticated operations of the First Choice national mortgage banking business is expected to improve Berkshire’s overall access to national secondary mortgage markets.

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

Berkshire Hills Bancorp had a cash balance totaling $43 million as of September 30, 2016 which was on deposit with Berkshire Bank. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $24 million in dividends to the Parent in the first nine months of 2016. The Parent also received $11 million in accumulated receivables from its subsidiaries during this period. The Parent purchased $18 million in equity securities during the first nine months of the year. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations. The Parent has a line of credit with a correspondent bank which was increased from $10 million to $15 million in 2016 due to the growth of the Company. This line was undrawn at the start of the year and was fully drawn at September 30, 2016.

Capital Resources. Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. At September 30, 2016, the regulatory capital ratios of the Bank and the Company continued to be consistent with the requirements to be classified as “Well Capitalized.” Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the 2015 Form 10-K.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Company also evaluates its return on tangible equity as an indicator of its capital generation to support ongoing balance sheet growth. The Risk Management and Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that Berkshire’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for other forms of regulatory capital such as preferred stock or subordinated debt, which are additional potential future capital resources to the Company and/ or the Bank. The Company continues to enhance its internal processes for evaluating capital adequacy under various scenarios including stressed conditions.

The Company has initiated stress test processes which are required for banks that reach the $10 billion threshold. These include the evaluation of capital adequacy under severely stressed economic conditions. The Company plans to execute its first dry run of this testing in 2017. The Company will be further evaluating its capital structure based on the additional risk analysis that will result from this work. The Company expects to have this stress test functionality fully operating by the end of 2017.

On April 29, 2016, the Company issued approximately 45 thousand shares of stock as a component of the consideration paid for the Bank’s acquisition of the assets and operations of 44 Business Capital LLC. The Company’s agreement to acquire First Choice Bank utilizes Berkshire’s common stock as 100% of the merger consideration. The Company expects to issue approximately 4.3 million common shares to complete this transaction, which is targeted for the fourth quarter of 2016. This transaction, together with the planned deposit deleveraging, is expected to contribute positively to the capital adequacy ratios of the Company.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the 2015 Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. In the first nine months of 2016, the Company completed the acquisition of assets and operations related to 44 Business Capital. Berkshire expects to enter into more derivative financial contracts and off-balance sheet arrangements as a result of taking on the SBA loan secondary marketing operations of 44 Business Capital, as well as other initiatives it is pursuing as part of its financial institutions banking initiative. At September 30, Berkshire had an agreement to acquire First Choice Bank, subject to customary regulatory and shareholder approvals. The Company expects to complete this transaction in the fourth quarter of 2016. First Choice has a national mortgage banking operation with significant secondary market activity which is expected to increase the overall off-balance sheet arrangements and contractual obligations for the combined company. Berkshire also has an agreement to acquire certain assets and operations of Ronald Lazzaro, PC (“Lazzaro”) and an agreement to sell the operations and related assets of Renaissance Investment Group (“Renaissance:”), which was completed on October 31, 2016. Taken together, these two transactions will have no significant net effect on wealth assets under management, Renaissance is a registered investment advisor based in Lenox, Massachusetts. Lazzaro is a financial planning team based in Rutland, Vermont. The Bank has agreed to pay $10.2 million, including $3.4 million in future contingent consideration comprised of cash and stock. The Company is targeting that these two transactions together will be accretive to future earnings per share after targeted costs saves are completed. They are targeted to be more complementary to operations and to provide better opportunities for synergies and revenue expansion.

Fair Value Measurements. The Company records fair value measurements of certain assets and liabilities, as described in the related note in the financial statements. There were no significant changes in the fair value measurement methodologies at September 30, 2016 compared to December 31, 2015. The Company compares the carrying value to fair value for major categories of financial assets and liabilities. The biggest difference relates to loans, and the change in the premium value of loans during the first nine months of the year was primarily related to the decrease in long term interest rates. The fair value of net loans exceeded carrying value by 1.3% at period-end 2016, compared to 0.7% at the end of 2015.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first nine months of 2016. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the Report 10-K filed for the fiscal year ended December 31, 2015. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating the impact of ramped and shocked interest rate changes on net interest income in the one year, two year, and three year time horizons, including parallel shifts and yield curve twists and the market’s forward yield curve at the measurement date. The Company also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk. Due to its growth and changes in the market risk environment, the Company has undertaken initiatives to review its processes of modeling loan and deposit behaviors. The Company has also contracted to upgrade and enhance its interest rate risk modeling systems and is working with third party vendors to expand the inputs and outputs of its modeling processes. As a result, the Company anticipates that there may be changes to its market risk measurement process by year-end 2016. The Company views its current processes as adequate for measuring and monitoring market risk and is undertaking these processes as part of its infrastructure development to support further growth and diversification. Any material impacts to its assessment of its market risk and any significant changes in methodology will be evaluated to ascertain their impact on modeling results and conclusions.

As of September 30, 2016, the Company remained modestly asset sensitive in most interest rate parallel shift scenarios. Increases in interest rates which result from a parallel shift in the yield curve generally result in higher interest income in most future periods compared to the base scenario of unchanged interest rates. Interest income increases approximately 3% in the second year in a 200 basis point upward parallel ramped shift compared to this base scenario. This reflects the repricing of assets in an upward rate environment, together with the benefit of the fixed payment swaps. Interest income increases by approximately 2% in the first year of a 100 basis point upward ramped shift. In most scenarios, the increase in interest income gets larger in year two and then larger again in year three. The Company became more asset sensitive in the third quarter. This included the benefit of growth in demand deposits, lower overnight borrowings, and reductions in mortgage and investment balances.

If interest rates remain unchanged, the Company’s net interest income could be negatively impacted compared to the current run rate due to the ongoing effects of asset yield compression which have pressured industry margins in recent years. The forward interest rate curve at period-end anticipates a future flattening of the yield curve. The Company also evaluates its projections under the scenario of the forward interest rate curve. The Company was asset sensitive at September 30, 2016 based on the forward curve at that date, but with less benefit compared to the above parallel shift scenarios.

Through its pricing disciplines and mix of business, Berkshire’s goal is to manage its balance sheet to support the net interest margin in the “lower for longer” market expectation that developed around midyear 2016. The Company anticipates that the margin will modestly decrease in 2017 from the impact of yield compression on changes related to business activities excluding any merger impacts from the First Choice acquisition. First Choice Bank operates with a lower net interest margin and is viewed by Berkshire as having a liability sensitive interest rate profile. Berkshire evaluated these impacts with its merger analytics and the projections of attractive returns on this investment include the longer term expected operations of this business combination.

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

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the long term future, as anticipated. At September 30, 2016, the Company estimated that the economic value of equity would decrease by approximately 8% in the event of a 200 basis point upward interest rate shock, which was within the Company’s policy limits. This compares to 11% at the start of the year; the decrease includes the benefit of third quarter activity that increased the asset sensitivity of net interest income. This estimate is subject to numerous assumptions and uncertainties and is not intended as a projection of future operating results.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

On November 3, 2016, the Massachusetts Supreme Judicial Court issued a slip opinion containing an appellate ruling in favor of the Massachusetts Insurers Insolvency Fund (the “Fund”) in a civil case entitled, Massachusetts Insurers Insolvency Fund v. Berkshire Bank, Appeal no. SJC-12019. At issue in this case is the Fund’s right to recover from Berkshire Bank under M.G.L Ch. 175D, § 17 (3), workers compensation benefits paid by the Fund to a former employee after the workers compensation insurer previously responsible for paying those benefits failed. In earlier proceedings in the Massachusetts Superior Court, the trial judge had entered summary judgment in Berkshire Bank’s favor, finding that Berkshire Bank had no liability to the Fund in this instance. The Supreme Judicial Court reversed and remanded the case to the trial court for entry of judgment in favor of the Fund on the issue of liability. The case was originally bifurcated in the trial court to resolve the issue of liability first, and no evidence has been presented to date regarding the amount of any damages that Berkshire Bank may owe to the Fund. Further proceedings will now be required in the trial court to determine the amount of any such damages.

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

Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States, the State of New Jersey, and the Commonwealth of Massachusetts. There can be no assurance as to whether the federal or state regulatory approval will be received or the timing of the approvals. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a "material adverse effect" as defined in the merger agreement. While the Company does not currently expect that any such conditions or restrictions would be imposed, there can be no assurance that they will not be, and such conditions or restrictions could have the effect of delaying or preventing completion of the merger.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the nine months ended September 30, 2016 and September 30, 2015, the Company transferred 50,120 shares and 4,269 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2016:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2016	—	$—	—	500,000
August 1-31, 2016	—	—	—	500,000
September 1-30, 2016	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of September 30, 2016, no shares had been purchased under this program.

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

2.3	Agreement and Plan of Merger, dated as of June 24, 2016, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, and First Choice Bank (3)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (4)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (5)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (4)
10.1	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (6)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

_______________________________________

(1)	Incorporated by reference from the Exhibits to the Form 8-K filed on November 4, 2014.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 22, 2015.

(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 27, 2016.

(4)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on April 28, 2015.

(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 23, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2016	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: November 9, 2016	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer