Form 10-K
period 2016-12-31
BERKSHIRE HILLS BANCORP INC
filed 2017-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $819 million, based upon the closing price of $26.92 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 24, 2017 was 35,730,100.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

GENERAL
Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is headquartered in Pittsfield, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc.

The Bank profiles itself as follows:

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.” At year-end 2016, Berkshire’s closing stock price was $36.85 and there were 35.673 million shares outstanding. Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities. The Company seeks to distinguish itself based on the following attributes:
•Strong momentum and improving profitability
•Diversified revenue drivers and controlled expenses
•Well positioned footprint in attractive markets
•AMEB culture - results driven
•Focused on long-term profitability goals and shareholder value
•Acquisition disciplines a strength in a consolidating market

The Bank operates under the brand of America’s Most Exciting Bank® providing an engaging and innovative customer experience driven by its AMEB culture which is:

The Bank has 97 full-service banking offices in its New England, New York, and Mid-Atlantic footprint. The Bank also owns mortgage banking and specialty equipment finance subsidiaries which serve markets nationwide. Additionally, it is a leading provider of SBA loan solutions in targeted markets. The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail and commercial customers in its market areas. Its business goal is to expand and deepen market share and wallet share through organic growth and acquisition strategies.

The Bank serves the following regions:

•
Western New England, with 23 branches, including the Company’s headquarters in Pittsfield, Mass. This region includes Berkshire County, Mass., which is the Company’s traditional market, where it has a leading market share in many of its product lines. This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains. This region is within commuting range of both Albany, N.Y., and Springfield, Mass., and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City. The Pittsfield 2015 MSA GDP totaled $6 billion.

•
New York, with 39 branches serving the Albany Capital District and Central New York. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. The Company’s Central New York area includes operations in the Rome/Utica MSA and in the Syracuse MSA. These are markets along Interstate 90 with longstanding local industries and expansion influences from the Albany Capital District. The Albany/Schenectady 2015 MSA GDP was $51 billion, and the Rome/Utica/Syracuse total 2015 MSA GDP was $43 billion.

•
Hartford/Springfield, with 24 branches serving the market along the Connecticut River in this region, which is the second largest economic area in New England. This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England, and Interstate 90, which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is a major airport serving central New England. Major local industries include insurance, defense manufacturing, education, and assembly/distribution. The Springfield area is receiving major commercial investment including the first Massachusetts casino/entertainment complex. The Hartford/Springfield combined 2015 MSA GDP was $111 billion.

•
Greater Boston, with lending offices and 3 branch offices, including Berkshire’s newest office and its first Boston branch located on Congress Street in downtown. Greater Boston is the largest economic area in New England, and the Company’s banking operations extend from Worcester within the commuting and commerce area of Boston, east to Boston and its suburbs. Boston is viewed as a leading commercial real estate market nationally, including foreign demand for investment real estate. Major local industries include biotechnology, technology, education, healthcare, trade, and financial service. The Bank’s Asset Based Lending Group is headquartered in this region, and serves middle market businesses throughout the Company’s footprint. The Boston/Worcester combined 2015 MSA GDP was $436 billion.

•
Mid-Atlantic,with 8 branches and mortgage banking and SBA lending operations. Berkshire established its presence in this region in 2016 with its acquisition of First Choice Bank located in the Princeton, New Jersey area and its acquisition of the business assets and operations of 44 Business Capital, LLC ("44 Business Capital"), located in the greater Philadelphia area. Major local industries include bio-science, financial services, trade, iron, steel and rubber. The Philadelphia/Trenton combined 2015 MSA GDP was $442 billion.

Shown below is information about total loans and deposits within the Company’s banking footprint, by region, as of year-end 2016 (wholesale deposit and loan balances are excluded).

These regions are viewed as having favorable economic and demographic characteristics and provide an attractive regional niche for the Bank to distinguish itself from larger national and super-regional banks, as well as from smaller community banks, while serving its market area. The Company’s regions have competitive economic strengths in precision manufacturing, distribution, technology, health care, and education which are expected to continue to support above average personal incomes and wealth. These regions include two major U.S. metropolitan areas and port cities - Boston and the Philadelphia area. As a result of its growth, the Company has increased and diversified its revenues both geographically and by product type and this has improved its flexibility in pursuing growth opportunities as they arise. The Company believes it has attractive long-term growth prospects because of the Bank’s positioning as a leading regional bank in its markets with the ability to serve retail and commercial customers with a strong product set and responsive local management. The Company has acquired and is developing targeted national lending operations to support its strategic growth and profitability. The Company also pursues organic growth through ongoing business development, de novo branching, product development, and delivery channel diversification and enhancement. The Bank promotes itself as America’s Most Exciting Bank®. Its vision is to excel as a high performing market leader with the right people, attitude, and energy providing an engaging and exciting customer and team member experience. This brand and culture statement is viewed as driving customer engagement, loyalty, market share, and profitability. The Company utilizes Six Sigma tools to improve operational effectiveness and efficiency. It focuses on the recruitment and acquisition of teams with established market reach and experience to support its overall growth and development.

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

LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are generally originated for sale on a servicing released basis. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets, including selected national banks.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 6 - Loans of the Consolidated Financial Statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial real estate	$2,617	40%	$2,060	36%	$1,612	35%	$1,417	34%	$1,414	36%
Commercial and industrial loans	1,062	16	1,048	18	804	17	687	16	600	15
Total commercial loans	3,679	56	3,108	54	2,416	52	2,104	50	2,014	51
Residential mortgages	1,893	29	1,815	32	1,496	32	1,384	33	1,324	33
Consumer	978	15	802	14	768	16	692	17	651	16
Total loans	$6,550	100%	$5,725	100%	$4,680	100%	$4,180	100%	$3,989	100%

Allowance for loan losses	(44)		(39)		(35)		(33)		(33)
Net loans	$6,506		$5,686		$4,645		$4,147		$3,956

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor owned properties. The portfolio includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial real estate loans are originated with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations with regional and national banks and purchases and sells commercial loans.

Commercial real estate loans are among the largest of the bank’s loans, and may have higher credit risk and lending spreads. Loans in the $5-20 million range accounted for approximately 45% of the 2016 commercial loan originations outstanding at year-end; these balances were mostly commercial real estate loans. Because repayment is often dependent on the successful operation or management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to manage these risks through its underwriting disciplines and portfolio management processes. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times based on stabilized cash flows of leases in place, with some exceptions for national credit tenants. For variable rate loans, the Bank underwrites debt service coverage to interest rate shocks of 300 basis points or higher based on a minimum of 1.0 times coverage and it uses loan maturities to manage risk based on the lease base and interest sensitivity. Loans at origination may be made up to 80% of appraised value based on property type and risk, with sublimits of 75% or less for designated specialty property types. Generally, commercial real estate loans are supported by personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

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

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York. This group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans. At year-end 2016, asset based loans outstanding totaled $321 million.

In 2016, the Bank created the new Specialty Lending Group to oversee its equipment lending, SBA lending, and small business lending activities. The specialty equipment lending operation is conducted by Firestone Financial Corp. ("Firestone"), which was acquired in 2015. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries. These loans function similarly to the Bank’s commercial and industrial portfolio. However, some credits have payment schedules tailored to the meet the needs of the seasonality of these borrowers’ businesses. These loans generally have higher interest rates than the Bank's other commercial loans, reflecting the niche expertise required in servicing these industries. Firestone’s loans outstanding totaled $206 million at year-end 2016.

In 2016, Berkshire acquired 44 Business Capital, a dedicated SBA 7(A) program lending team based in the Philadelphia area. This team originates loans primarily in the Mid-Atlantic area. This team sells the guaranteed portions of these loans servicing retained and the Bank retains the unguaranteed portions, which are pari-passu with the SBA for loan repayment. Some of the SBA’s underwriting parameters are outside of the Bank’s normal commercial lending standards. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. The Bank is targeting that this team will be its largest source of commercial lending fee revenue, and it is targeting to further expand these operations to other markets and to increase SBA product penetration to the market served by Firestone Financial. Excluding universal banks, Berkshire was listed by the SBA as one of the top 50 SBA 7(A) program bank lenders in its report as of year-end 2016.

The Bank’s small business lending team originates conforming small business loans in its New England and New York regions. The small business lending program is for businesses generally with annual revenues of up to $10 million and whose loan relationship with the bank is $2 million or less. Smaller businesses loan originations are managed by designated branch staff, while larger customers are serviced by dedicated Business Bankers. Underwriting and portfolio management oversight is centrally managed in Vermont. The small business team originates both regular commercial loans and SBA guaranteed loans, with an emphasis on lines of credit. With its focus on smaller loans, this team has become a leading originator of SBA loans, based on volume, in many of its regional markets.

Residential Mortgages. Through its mortgage banking operations, the Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. The majority of loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “A” or “A-” and referred to as “conforming loans”. The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans. The Bank does not offer subprime mortgage lending programs.

The majority of the Bank’s secondary marketing is to U.S. secondary market investors on a servicing-released basis. The Bank also sells directly to government sponsored enterprises with servicing retained. Mortgage sales generally involve customary representations and warranties and are nonrecourse in the event of borrower default. The Bank is also an approved originator of loans for sale to the Federal Housing Administration (“FHA”), U.S. Department of Veteran Affairs (“VA”), state housing agency programs, and other government sponsored mortgage programs.

The Bank does not offer interest-only or negative amortization mortgage loans. At year-end 2016, the Bank’s mortgage portfolio repricing within five years totaled $494 million. ARM loan interest rates may rise as interest rates rise, thereby increasing the potential for default. The Bank also originates construction loans which generally provide 15-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

Most of the Bank’s mortgages are originated by commissioned mortgage lenders. In its New England and New York regions, these activities are conducted by the Berkshire Home Lending division. Lending activities are administered by operations in Pittsfield and Needham, Mass. With the First Choice Bank acquisition on December 2, 2016, the Company acquired the First Choice Loan Services Inc. ("First Choice Loan Services"), which now operates its mortgage banking business as a subsidiary of Berkshire Bank. This operation has a team of more than 400 members originating mortgages in targeted markets in nine states, with headquarters in East Brunswick, N.J. With First Choice, Berkshire is now one of the top 50 bank originators of mortgages in the U.S. First Choice Loan Services has a mortgage marketing partnership with Costco. Berkshire Home Lending is a preferred mortgage lender for the Massachusetts Teachers Association.

Including the new First Choice Loan Services operations, Berkshire’s mortgage banking operations are its largest source of non-interest income. The portfolio of mortgages held for sale is a high yielding short term asset. The Bank’s portfolio of mortgages held for investment is a significant source of interest income to the bank. Mortgage operations require significant interest rate risk management both for the interest rate lock derivative financial instruments and for the long term assets held in portfolio. Mortgage banking also requires flexible and scalable operations due to the volatility of mortgage demand over time. Investor management is integral to maintaining the secondary market support that is required for these operations. The management of commissioned originations staff across national markets in this highly regulated business line requires strong controls and compliance management.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity is indirect auto lending. In the second half of 2015, the bank recruited new leadership to expand this activity from its Central New York base to other parts of Berkshire’s footprint. The Bank provides prime auto loans to finance new and used autos and is evaluating secondary marketing to further support this activity. At year-end 2016, outstanding auto and other loans totaled $584 million. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. At year-end 2016, home equity loans totaled $394 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2016. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2 - Loan Contractual Maturity - Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total
Construction real estate loans:
Commercial	$73,272	$214,237	$—	$287,509
Residential	8,758	3,224	—	11,982
Commercial and industrial loans	294,306	606,491	161,241	1,062,038
Total	$376,336	$823,952	$161,241	$1,361,529

For the $1.4 billion of loans above which mature in more than one year, $178 million of these loans are fixed-rate and $823 million are variable rate.

Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management and Capital Committee. Internal staff perform and monitor post-closing loan documentation review, quality control, and commercial loan administration. The lending staff assigns a risk rating to all commercial loans, excluding point scored small business loans. Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management and Capital Committee and Management, under the leadership of the Chief Risk Officer. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management and Capital Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial and residential loan approvals in accordance with these standards and procedures. Generally, pass rated secured commercial loans can be approved jointly up to $7 million by the regional lending manager and regional credit officer. Loans up to $15 million can be approved with the additional signature of the Chief Credit Officer. Loans in excess of this amount, and designated lower rated loans are approved by the Executive Loan Committee. These limits were expanded in 2016. The Bank tracks loan underwriting exceptions and exception reports are actively monitored by executive lending management.

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

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management and Capital Committee. In most cases, the commercial loan hold limit is 5% of risk based capital for loan transactions and 8% of risk based capital for lending relationships. Loan exposure to the 10 largest relationships average $27 million each, or 3.6% of the Bank's risk based capital at year-end 2016. The Bank also actively monitors its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for commercial construction loans. At year-end 2016, non-owner occupied commercial real estate totaled 265% of Bank risk based capital and outstanding commercial construction loans were 40% of Bank risk based capital. The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the Bank’s special assets group, which focuses on larger, riskier collections and the recovery of purchased credit impaired loans.

Real estate acquired by the Bank as a result of loan collections is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2016, if non-accruing loans had been current according to their original terms, amounted to $0.9 million. Included in the amount is $166 thousand related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in 2016 was $0.6 million. Included in this amount is $187 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $1. 8 million for 2016. The total carrying value of troubled debt restructurings was $33.8 million at year-end.

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

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2016	2015	2014	2013	2012
Non-accruing loans:
Commercial real estate	$5,883	$4,882	$12,878	$13,739	$12,617
Commercial and industrial loans	7,523	8,259	1,705	2,355	3,681
Residential mortgages	3,795	3,966	3,908	7,868	7,466
Consumer	5,039	3,768	3,214	3,493	1,748
Total non-performing loans	22,240	20,875	21,705	27,455	25,512
Real estate owned	151	1,725	2,049	2,758	1,929
Total non-performing assets	$22,391	$22,600	$23,754	$30,213	$27,441

Troubled debt restructurings (accruing)	$28,241	$12,497	$12,612	$8,344	$3,641
Accruing loans 90+ days past due	$9,863	$5,229	$4,568	$9,223	$18,977

Total non-performing loans/total loans	0.34%	0.36%	0.46%	0.66%	0.64%
Total non-performing assets/total assets	0.24%	0.29%	0.37%	0.53%	0.52%

Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard, and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated Special Mention. Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information in Note 7 - Loan Loss Allowance of the Consolidated Financial Statements. Impaired loans acquired in business combinations are normally rated Substandard or lower and the fair value assigned to such loans at acquisition includes a component for the possibility of loss if deficiencies are not corrected.

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations. These loans are carried at fair value, including the impact of expected losses, as of the acquisition date. An allowance on such loans is established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.  The loan loss allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$39,308	$35,662	$33,323	$33,208	$32,444
Charged-off loans:
Commercial real estate	3,104	7,546	5,684	5,026	4,229
Commercial and industrial loans	5,715	3,110	3,010	2,917	697
Residential mortgages	2,865	1,857	2,596	2,426	2,647
Consumer	2,342	2,175	2,563	2,467	1,877
Total charged-off loans	14,026	14,688	13,853	12,836	9,450
Recoveries on charged-off loans:
Commercial real estate	303	582	270	549	52
Commercial and industrial loans	389	458	228	211	96
Residential mortgages	304	205	365	399	103
Consumer	358	363	361	414	373
Total recoveries	1,354	1,608	1,224	1,573	624
Net loans charged-off	12,672	13,080	12,629	11,263	8,826
Provision for loan losses	17,362	16,726	14,968	11,378	9,590
Balance at end of year	$43,998	$39,308	$35,662	$33,323	$33,208

Ratios:
Net charge-offs/average loans	0.21%	0.25%	0.29%	0.29%	0.26%
Recoveries/charged-off loans	9.65	10.95	8.84	12.25	6.60
Net loans charged-off/allowance for loan losses	28.80	33.28	35.41	33.80	26.58
Allowance for loan losses/total loans	0.67	0.69	0.76	0.80	0.83
Allowance for loan losses/non-accruing loans	197.83	188.30	164.30	121.37	130.17

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category (as of year-end)

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Commercial real estate	$18,810	0.72%	$16,493	0.80%	$15,539	0.96%	$16,112	1.13%	$19,275	1.36%
Commercial and industrial loans	10,576	1.00%	8,688	0.83%	6,322	0.79%	5,770	0.85%	5,707	0.95%
Residential mortgages	8,591	0.45%	8,614	0.47%	7,480	0.50%	7,562	0.55%	6,444	0.49%
Consumer	6,021	0.62%	5,513	0.69%	6,321	0.82%	3,879	0.56%	1,782	0.27%

Total	$43,998	0.67%	$39,308	0.69%	$35,662	0.76%	$33,323	0.80%	$33,208	0.83%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss (as of year-end)

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Commercial real estate	$18,810	39.95%	$16,493	41.96%	$15,539	34.43%	$16,112	41.26%	$19,275	35.44%
Commercial and industrial loans	10,576	16.22%	8,688	22.10	6,322	17.19	5,770	9.08	5,707	15.05
Residential mortgages	8,591	28.90%	8,614	21.91	7,480	31.97	7,562	33.11	6,444	33.20
Consumer	6,021	14.93%	5,513	14.03	6,321	16.41	3,879	16.55	1,782	16.31

Total	$43,998	100.00%	$39,308	100.00%	$35,662	100.00%	$33,323	100.00%	$33,208	100.00%

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2016. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issuers. The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers. Historically, the Company acquired equity securities in the Bank, which was allowed under its savings bank charter. As a result of the Bank's charter change in 2014, equity security purchases after that date have been conducted at the holding company level. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates investment securities as available for sale, but sometimes designates as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates.

The following tables present the year-end amortized cost and fair value of the Company’s securities, by type of security, for the three years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$117,910	$119,816	$99,922	$104,561	$127,013	$133,699
Mortgage-backed securities	948,661	945,129	960,907	959,865	824,865	829,652
Other bonds and obligations	78,877	79,051	57,742	56,064	74,953	73,525
Marketable equity securities	47,858	65,541	30,522	33,967	48,992	54,942
Total securities available for sale	$1,193,306	$1,209,537	$1,149,093	$1,154,457	$1,075,823	$1,091,818

Securities held to maturity
Municipal bonds and obligations	$203,463	$204,986	$94,642	$97,967	$4,997	$4,997
Mortgage-backed securities	95,302	95,495	68	71	70	74
Tax advantaged economic development bonds	35,278	36,874	36,613	38,537	37,948	39,594
Other bonds and obligations	325	325	329	329	332	332
Total securities held to maturity	$334,368	$337,680	$131,652	$136,904	$43,347	$44,997

Trading account security	$11,387	$13,229	$11,984	$14,189	$12,554	$14,909
Restricted equity securities	$71,112	$71,112	$71,018	$71,018	$55,720	$55,720

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries, other Government agencies and corporations	$1,091,821	$1,106,165	$991,497	$993,903	$873,927	$884,668
Municipal bonds and obligations	368,038	374,905	243,162	255,254	182,513	193,199
Other bonds and obligations	150,314	150,488	129,089	127,410	131,004	129,577

Total Securities	$1,610,173	$1,631,558	$1,363,750	$1,376,568	$1,187,444	$1,207,444

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security and restricted equity securities.

The following table summarizes year-end 2016 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$0.9	2.5%	$28.4	3.7%	$22.6	4.7%	$269.4	5.1%	$321.3	4.9%
Mortgage-backed securities	—	5.2%	3.8	2.2%	40.8	2.3%	999.4	2.4%	$1,044.0	2.4%
Other bonds and obligations	0.9	7.5%	17.0	5.9%	43.5	5.0%	53.1	2.9%	$114.5	4.2%
Total	$1.8	4.9%	$49.2	4.4%	$106.9	3.9%	$1,321.9	3.0%	$1,479.8	3.1%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits -- checking and NOW accounts -- for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial depositors and a fee income source to the bank. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery.

The Bank’s deposits are insured by the FDIC. The Bank utilizes brokered time deposits to broaden its funding base, augment its interest rate risk management vehicles, and to support loan growth. The Bank also offers brokered reciprocal money market arrangements to provide additional deposit protection to certain large commercial and institutional accounts. These balances are viewed as part of overall relationship balances with regional customers. Brokered deposits are sourced through selected Board approved brokers; these deposits are viewed as potentially more volatile than other deposits and are managed as a component of the Bank's liquidity policies.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated. Deposit amounts in the following tables include balances associated with discontinued operations.

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2016			2015			2014
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$1,081.0	19%	—%	$972.6	19%	—%	$805.0	18%	—%
NOW	487.8	8	0.1	462.9	9	0.2	417.2	9	0.1
Money market	1,470.3	26	0.5	1,444.1	28	0.4	1,442.3	33	0.1
Savings	610.8	11	0.1	582.4	11	0.2	476.4	11	0.1
Time	2,094.8	36	1.1	1,684.8	33	0.9	1,265.4	29	0.7
Total	$5,744.7	100%	0.5%	$5,146.8	100%	0.5%	$4,406.3	100%	0.4%

At year-end 2016, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$334,062	0.77%
Over 3 months through 6 months	302,349	0.87
Over 6 months through 12 months	348,156	1.09
Over 12 months	692,921	1.58
Total	$1,677,488	1.19%

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

DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, all of which are designated as cash flow hedges at year-end 2016. The Company also offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Company backs these swaps with offsetting swaps with national bank counterparties. With other lending institutions, the Company engages in risk participation agreements. These arrangements are structured similarly to its swaps with commercial borrowers, but a different bank is the lead underwriter. The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default. These swaps are designated as economic hedges.

Additionally, the Company’s mortgage banking activities result in derivatives. Commitments to lend are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for most of these rate-locks with national bank counterparties, which are designated as economic hedges. Commitments on applications intended to be held for investment are not accounted for as derivative financial instruments. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management and Capital Committee. Derivative financial instruments with counterparties which are not customers are limited to a select number of national financial institutions. Collateral may be required based on financial condition tests. The Company works with third-party firms which assist in marketing derivative transactions, executing transactions, and providing information for bookkeeping and accounting purposes.

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Group’s principal operations are in Western New England and it is expanding services in the Company’s other regions. In 2016, the Bank purchased the business assets and operations of Ronald N. Lazzaro, P.C., a provider of financial advisory services in Rutland, Vermont. At year-end 2016, assets under management totaled $1.4 billion, including $0.9 billion in the Bank’s traditional wealth/trust platform and the remainder is managed through its investment services and financial advisory teams.

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

PERSONNEL
At year-end 2016, the Company had 1,731 full time equivalent employee positions -- an increase of 510 since the end of 2015, including 505 positions added through the First Choice business combination. Berkshire continues to develop it’s staffing, including staff for new branches and hires related to team development. The Company has also developed staff with targeted skills to deepen the Company’s infrastructure. The Company’s employees are not represented by a collective bargaining unit.

SUBSIDIARY ACTIVITIES
The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group, Inc. The Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Insurance Group is incorporated in Massachusetts. Berkshire Bank owns Firestone Financial, LLC which is a Massachusetts limited liability company, First Choice Loan Services Inc. which is a New Jersey corporation, as well as consolidated subsidiaries operated as Massachusetts securities corporations. The Company also owns all of the common stock of a Delaware statutory business trust, Berkshire Hills Capital Trust I. The capital trust is unconsolidated and its only material asset is a $15 million trust preferred security related to the junior subordinated debentures reported in the Company’s Consolidated Financial Statements. Additional information about the subsidiaries is contained in Exhibit 21 to this report.

REGULATION AND SUPERVISION
The Company is a Delaware corporation and a bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, supervised by and required to comply with the rules and regulations of the Federal Reserve Board. The Federal Reserve Board requires the Company to file various reports and also conducts examinations of the Company. The Company must receive the approval of the Federal Reserve Board to engage in certain transactions, such as acquisitions of additional banks and savings associations. The Company was previously regulated as a savings and loan holding company. However, in July 2014, the Company became a bank holding company in connection with the Bank’s conversion to a Massachusetts trust company charter. As a result, the Company is now regulated as a bank holding company and has further elected to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity.

The Bank is a Massachusetts-chartered trust company and its deposits are insured up to applicable limits by the FDIC. The Bank was previously a Massachusetts-chartered savings bank and converted to a Massachusetts-chartered trust company in July 2014. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, there is a significant expectation that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

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

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank operates branches in New York, Vermont, Connecticut, New Jersey, and Pennsylvania as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking, the New Jersey Commissioner of Banking and Insurance and the Pennsylvania Secretary of Banking and Securities may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2016, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were initially assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC revised its risk based assessment system and eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced to 1.5 basis points to 30 basis points for institutions of less than $10 billion in total assets, effective July 1, 2016. The Dodd-Frank Act required that banks of greater than $10 billion in assets bear the burden of raising the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. Such institutions are now subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied. The FDIC has established a long term goal of achieving a Deposit Insurance Fund ratio of 2.00%.

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund. For the quarter ended December 31, 2016, the Financing Corporation assessment amounted to 0.56 basis points of total assets less Tier 1 capital.

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

Enforcement
The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state chartered banks that are not members of Federal Reserve System, which includes the Bank. The Federal Deposit Insurance Corporation has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances. Potential civil money penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

Mergers and Acquisitions
The Company and the Bank have authority to engage, and have engaged, in acquisitions of other depository institutions. Such transactions are subject to a variety of conditions including, but not limited to, required stockholder approvals and the receipt of all necessary regulatory approvals. Necessary regulatory approvals include those required by the federal Bank Holding Company Act and/or Bank Merger Act, Massachusetts law and, if the target institution is located in a state other than Massachusetts, the law of that state. When considering merger applications, the federal regulators must evaluate such factors as the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities to be served (including performance of the parties under the Community Reinvestment Act), competitive factors, any risk to the stability of the United States banking or financial system and the effectiveness of the institutions involved in combating money laundering activities. Both the Bank Holding Company Act and the Bank Merger Act provide for a waiting period of 15 to 30 days following approval by the federal banking regulator within which the United States Department of Justice may file objections to the merger under the federal antitrust laws. Massachusetts law requires the Commissioner (or Board of Bank Incorporation in certain cases) to consider such factors as whether competition among banking institutions will be unreasonably affected and whether public convenience and advantage will be promoted (including whether the merger will result in net new benefits).

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

Taxation
The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in Note 15 - Income Taxes of the Consolidated Financial Statements. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100 percent of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

ITEM 1A. RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect the Company's business, financial condition, and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial that could materially and adversely affect the Company's business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Lending
Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
Real estate lending is a major business activity for the Company. Real estate market conditions affect the value and marketability of real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. Adverse conditions in the Company's market areas could reduce growth rates, affect the ability of our customers to repay their loans, and generally affect the Company's financial condition and results of operations. In December, 2015 federal regulators issued a statement to remind financial institutions of existing guidance on prudent risk management of commercial real estate lending through economic cycles. Housing sector prices in certain markets and property types continued to escalate in 2016, raising the potential for bubbles. Potential increases in interest rates could increase capitalization rates which could adversely affect commercial property appraisals and collateral value.

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors. Commercial lending sometimes involves construction or other development financing, which is dependent on the future success of new operations. Commercial lending activities have extended across wider parts of its New England and New York /New Jersey markets into areas where the Company has less business experience. The Company’s asset based lending group depends on the Company’s processes for monitoring liquid loan collateral and maintaining appropriate borrowing base collateral cushions to protect these loans in the event of the borrower’s financial distress. The Company has expanded and re-engineered its small business loan origination process in order to accelerate growth. The acquisitions of Firestone Financial, 44 Business Capital, and First Choice Bank have expanded the Company’s commercial lending outside of the Northeast and involve customers and business operations more removed from its traditional customer base and operating organization. Additionally, the Company has expanded its wholesale purchases of loans and loan participations with other banks in its markets and outside of its markets, including participations in shared national credits. Geographic expansion may result in new risks not recognized by the company or which it is unfamiliar with monitoring or resolving.

The Company is subject to a variety of risks in connection with any sale of loans it may conduct.
In connection with the Company’s sale of one or more loan portfolios, it may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, the Company may be required to indemnify the purchaser for any related losses, or it may be required to repurchase part or all of the effected loans. The Company may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. If the Company is required to make any indemnity payments or repurchases and does not have a remedy available to it against a solvent counterparty, the Company may not be able to recover its losses resulting from these indemnity payments and repurchases. Consequently, the Company’s results of operations may be adversely affected. The Company’s ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for the Company’s loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.

In addition, the Company must report as held for sale any loans that it has undertaken to sell, whether or not a purchase agreement for the loans has been executed. The Company may therefore be unable to ultimately complete a sale for part or all of the loans it classifies as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in restatements and regulatory investigations and monetary penalties. Any of these actions could adversely affect the Company’s financial condition and results of operations. Reclassifying loans from held for investment to held for sale also requires that the affected loans be marked to the lower of cost or fair value. As a result, any loans classified as held for sale may be adversely affected as a result of changes in fair value resulting from changes in interest rates and by changes in the borrower’s creditworthiness. The Company may be required to reduce the value of any loans it marks as held for sale, which could adversely affect its results of operations.

New Regulations Could Restrict the Company’s Consumer Lending Activities. The Consumer Financial Protection Bureau ("CFPB") issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. The CFPB’s rule on qualified mortgages could limit the Company's ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit growth or profitability. CFPB rules on other types of consumer lending could similarly affect the cost and profitability of other consumer lending activities.

The Company is exposed to risk of environmental liability when it takes title to property. In the course of its business, the Company may foreclose on and take title to real estate. As a result, the Company could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company becomes subject to significant environmental liabilities, its business, financial condition or results of operations could be adversely affected.

Operating
Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.
The Company plans to grow organically, by geographic expansion, through business line expansion, and through acquisitions. The Company has recently expanded into new geographic markets and anticipates continued expansion into additional geographic markets. The success of this expansion depends on the Company's ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, success depends on the acceptance by customers in these new markets and, in the case of expansion through acquisitions, success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the income generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. The Company implemented certain expense restructuring activities, related in part to the rationalization of acquired operations. Such activities expose the Company to risk that revenues may be affected or that changes in operations may result in inefficiencies or control deficiencies that could contribute to financial or market share losses.

The Company continues to identify and evaluate opportunities to expand through acquisition of banks, branches, finance companies, insurance agencies, and wealth management firms. Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks. Such growth requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions. Actual results may differ from expectations and could have a material adverse effect on the Company's financial condition and results of operations. Acquisitions often involve the negotiation and execution of extensive merger agreements, which may lead to litigation risks or operating constraints.

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

Regulatory examinations may result in the identification of operating matters requiring attention, undisclosed deficiencies related to regulatory compliance, deficiencies resulting from the integration and subsequent activities of acquired operations, or impacts on existing business operations which are being integrated with the acquired operations. Deficiencies related to regulatory compliance may result in changes that affect operating revenues and costs, including the scope or scale of business activities and/or potential future expansion initiatives. As a privately held company, Firestone was not previously subject to bank regulatory supervision and the integration of its operations required additional compliance initiatives for existing and acquired operations. Additional compliance activities were necessary to integrate the SBA lending operations of 44 Business Capital as a division of Berkshire Bank, the financial advisory operations of Ronald N. Lazzaro, P.C., and the mortgage banking operations of First Choice Loan Services as a subsidiary of Berkshire Bank.

The Company has grown to have total assets that are approaching the $10 billion threshold for additional Dodd Frank regulatory requirements. These regulations affect revenues and operating costs, and introduce additional compliance requirements. If additional investments in growth are not sufficiently profitable, some profitability metrics may be reduced. The Company may also face additional acquisition approval requirements, and growth plans could be slowed if expected approvals are not obtained.

Competition From Financial Institutions and Other Financial Service Providers May Adversely Affect the Company’s Growth and Profitability.
Competition in the banking and financial services industry is intense. Larger banking institutions have substantially greater resources and lending limits and may offer certain services not offered by the Company. Local competitors with excess capital may accept lower returns on new business. There is increased competition by out-of-market competitors through the internet and mobile technology. Federal regulations and financial support programs may in some cases favor competitors. Competition includes competition for banking teams and talent. Competition creates risk that revenues, earnings, or market share could be adversely affected by the loss of talent.

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

The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
Security breaches of confidential information in our technology platforms could expose the Company to possible liability and damage its reputation. Any compromise of data security could also deter customers from using the Company's internet banking services. The Company relies on industry standard internet security and authentication systems to effect secure transmission of data. These precautions may not protect the Company's security systems from compromises or breaches and could result in damage to its reputation and business. The Company utilizes third party core banking software, in addition to other outsourced data processing. If third party providers encounter difficulties or if the Company has difficulty in communicating and/or transmitting with such third parties, it could significantly affect its ability to adequately process and account for customer transactions, which could significantly affect its business operations. The Company utilizes file encryption in designated internal systems and networks and are subject to certain state and federal regulations regarding how the Company manages data security. The Company's enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity, and availability of information. Natural disasters and disaster recovery risks could affect its operating systems, which could affect its reputation. The Company's business continuity program addresses crisis management, business impact, and data and systems recovery. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.

The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Hacking and Identity Theft that Could Result in the Disclosure of Confidential Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
The Company’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, steal financial assets, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. As a growing regional bank, the Company may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm and possible financial loss to the Company. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks.

The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Despite efforts to ensure the integrity of its systems, the Company will not be able to anticipate all security breaches of these types, and the Company may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to its data or that of its clients or to conduct unauthorized financial transactions.

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

The Company needs to stay current on technological changes in order to compete and meet customer demands.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable the Company to reduce costs. The Company’s future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations. Some of the Company’s competitors have substantially greater resources to invest in technological improvements than it currently has. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. As a result, the Company’s ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations, may be adversely affected.

Financial and Operating Counterparties Expose the Company to Risks.
The Company's use of derivative financial instruments exposes us to financial and contractual risks with counterparties. The Company maintains correspondent bank relationships, manage certain loan participations, engage in securities and funding transactions, and undergo other activities with financial counterparties that are customary to its industry. The Company also utilizes services from major vendors of technology, telecommunications, and other essential operating services. There is financial and operating risk in these relationships, which the Company seeks to manage through internal controls and procedures, but there are no assurances that the Company will not experience loss or interruption of its business as a result of unforeseen events with these providers. The Company's expanded mortgage banking operations have also exposed us to more counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging. Financial and operational risks are inherent in these counterparty relationships. The Company could experience losses if there are failures in the controls or accounting, including those related to derivatives activities or if there are performance failures by any counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

The Company May Not Be Able to Attract and Retain Skilled People.
The Company's success depends, in large part, on its ability to attract new employees, retain and motivate its existing employees, and continue to compensate employees competitively. Competition for the best people can be intense and the Company may not be able to hire or retain appropriately qualified individuals. As a result of expense restructuring activities, the Company could experience challenges in the retention of existing employees.

Controls and Procedures May Fail or Be Circumvented.
Management regularly reviews and updates the Company’s internal controls, disclosure requirements and practices, and corporate governance policies and procedures. Any system of controls, however well designed and operated, can only provide reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Liquidity
The Company's Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Operations and Future Growth.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Company uses a number of funding sources in addition to deposit growth and cash flows from loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of loans, and liquidity resources at the holding company. The Company uses brokered deposits both to support ongoing growth and to provide enhanced deposit insurance to support large dollar commercial relationships. The Company's financial flexibility will be severely constrained if the Company is unable to maintain access to wholesale funding or if adequate financing is not available to accommodate future growth at acceptable costs. Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect liquidity and financial condition and the willingness of certain counterparties and customers to do business with the Company.

The Company's Ability to Service Our Debt, Pay Dividends, and Otherwise Pay Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions.
A substantial source of holding company income is the receipt of dividends from the Bank, from which the Company services debt, pay obligations, and pay shareholder dividends. The availability of dividends from the

Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other types of payments are an unsafe or unsound practice. If the Bank is unable to pay dividends to us, the Company may not be able to service debt, pay our obligations, or pay dividends on its common stock. The inability to receive dividends from the Bank would adversely affect its business, financial condition, results of operations, and prospects.

Secondary mortgage market conditions could have a material impact on the Company’s financial condition and results of operations.
In December 2016, the Company acquired First Choice Bank and its mortgage banking subsidiary, First Choice Loan Services. The Company has also expanded its recruitment and re-engineered its mortgage banking activities (including a systems conversion) and changed its management of this function. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. As a result, a prolonged period of secondary market illiquidity may reduce the Company’s loan production volumes and could have a material adverse effect on its financial condition and results of operations.

Secondary markets are significantly affected by Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the “Agencies”) for loan purchases that meet their conforming loan requirements. The Company cannot provide assurance that the Agencies will not materially limit purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but they may limit the Company’s ability to sell conforming loans, As a result, its ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect its results of operations.

Interest Rates
Market Interest Rate Conditions Could Adversely Affect Results of Operations and Financial Condition.
Net interest income is the Company's largest source of income. Changes in interest rates can affect the level of net interest income and other elements of net income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report. The Company principally manages interest rate risk by managing its volume and mix of earning assets and funding liabilities and through the use of derivative financial instruments. In a changing interest rate environment, the Company may not be able to manage this risk effectively. If the Company is unable to manage interest rate risk effectively, its business, financial condition and results of operations could be materially harmed. Changes in interest rates can also affect the demand for the Company’s products and services, and the supply conditions in the U.S. financial and capital markets. Changes in the level of interest rates may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of assets, all of which ultimately affect earnings.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Although the Federal Reserve Board has recently increased target interest rates, market interest rates on the loans the Company has originated and the yields on securities it has purchased since 2008 have been lower than in prior years. The Company’s ability to reduce its interest expense is limited at current interest rate levels while the average yield on its interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect its net interest income, which would have an adverse effect on its profitability.

Securities Market Values
Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Earnings.
Unrealized losses on investment securities can result from changes in interest rates, credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. A continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce earnings. The Company’s investment in equity securities and non-investment grade debt securities present heightened credit and price risks. Some of the Company’s securities are locally originated economic development bonds. These securities could become impaired due to adverse economic and real estate market conditions which also affect loan risk. The Company has an investment in the stock of the Federal Home Loan Bank of Boston ("FHLBB"). If the capitalization of a Federal Home Loan Bank, including the FHLBB, became substantially diminished it could result in a write-down which would reduce earnings. Future regulatory pronouncements could affect the securities portfolio and its carrying value.

Taxation
Changes in Tax Preference Items May Affect Results of Operations.
The Company’s effective income tax rate is lower than the statutory rate. The benefit of tax preference items includes benefits related to the Bank’s increased equity ownership in investment tax credit entities discussed below in the Income Tax Expense section of Item 7. Higher tax expense due to planned or unplanned changes in tax preference items may result in lower profitability. Quarterly results depend on the timing of investments and accounting principles for income tax expense recognition, and quarterly results may vary significantly from annual results.

Changes in Federal Tax Policy May Affect Results of Operations.
Proposals are under consideration for major changes in U.S. tax law. These include potential reductions in the corporate tax rate, but changes may also be made to deductions and other major aspects of U.S. tax law. Any reductions in the tax rate could require a write-down of the deferred tax asset. Changes could affect the Company’s financial results and also could affect the profitability of tax preferred investments. Changes that affect customers, including the deductibility of interest expense and potential new border taxes, could have negative impacts on economic conditions, customer behaviors, and the Company’s profitability.

Regulatory
Legislative and Regulatory Initiatives May Affect Business Activities and Increase Operating Costs.
The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards. In addition, new laws, regulations, and other regulatory changes may also increase compliance costs and affect business and operations. Moreover, the FDIC sets the cost of FDIC insurance premiums, which can affect profitability.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support operations. Regulatory capital requirements and their impact on the Company may change. It may need to raise additional capital in the future to support operations and continued growth. The Company's ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of its control, and financial performance. If the Company cannot raise additional capital when needed, it could affect operations and the execution of the strategic plan, which includes further expanding operations through internal growth and acquisitions.

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of more rigorous consolidated capital requirements on savings and loan holding companies, required originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits, and contained a number of reforms related to mortgage originations. The impact of many of the provisions of the Dodd-Frank Act is ongoing as further regulations are promulgated. The Company expects that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which the Company does business, the markets for and value of its loans and investments, and ongoing operations, costs and profitability. For more information, see “Regulation and Supervision” in Item 1 of this report.

The Long-term Impact of the Changing Regulatory Capital Requirements and New Capital Rules is Uncertain.
The federal banking agencies have adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements being phased in at the beginning of 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

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

The Basel III changes and other regulatory capital requirements result in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company failed to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in having to lengthen the term of funding, restructure the Company's business models, and/or increase holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit the Company's ability to make distributions, including paying out dividends or buying back shares.

Provisions of the Company's Certificate of Incorporation, Bylaws, and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.
Provisions in the Company's certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit stockholders, or otherwise adversely affect the price of its common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10 percent of common stock; supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Company's Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware laws, including one that prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for the Company's common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, its common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by the Board.

Significant Accounting Estimates May Not Be Realized in Accordance with Original Estimates.
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
Accordingly, at any time, there may be probable losses inherent in the portfolio but which are not reasonably estimable until additional information emerges which can form the basis for a reasonable estimate. State and federal regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require an increase in the allowance for loan losses through additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses through loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on the financial condition and results of operations.

Estimates Related to Accounting for Acquired Loans May Differ From Actual Results.
Under generally accepted principles for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral. If the projections are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by the Company Berkshire as impaired, which would result in a reduction in interest income. The tangible book value recorded by the Company is based in part on these estimates, and if fair value estimates differ from actual collectability and subsequent earnings may differ from original estimates. Measures of tangible book value and earnings impacts of business combinations are frequently used in evaluating the merits and value of business combinations. The Company has recorded significant income resulting from collections of acquired impaired loans which exceeded the fair value estimates originally established. Additionally, accounting for acquired loans involves ongoing assessments of the timing and amount of expected loan collections. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

Acquisitions Have Resulted in Significant Goodwill and Intangible Assets, Which if they Become Impaired Would be Required to be Written Down, Resulting in a Negative Impact on Earnings.
The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. It is possible that future impairment testing could result in an impairment of the value of goodwill or intangible assets, or both. If the Company determines impairment exists at a given point in time, earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and adjusted deposit intangible assets have no impact on tangible book value or regulatory capital levels. These are non-GAAP financial measures. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information.

Mergers and Acquisitions
Acquisitions may disrupt the Company’s business and dilute stockholder value.
The Company completed its acquisition of First Choice Bank and First Choice Loan Services in December 2016. The Company regularly evaluates merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur from time to time. The Company seeks acquisition partners that offer either significant market presence or the potential to expand its market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on the Company’s financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company

•	payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term;

•	exposure to unknown or contingent liabilities, or asset quality problems, of the target company;

•	larger than anticipated merger-related expenses;

•	difficulty and expense of integrating the operations and personnel of the target company, and retaining key employees and customers;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and

•	potential diversion of Company management’s time and attention.

If the Company is unable to successfully integrate an acquired company, the anticipated benefits may not be realized fully or may take longer to realize than expected. A significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

Additional discussion about the risk of acquisitions is included above in the discussion of Operating Risk.

Trading of the Company's Common Stock
The Trading History of The Company’s Common Stock Is Characterized By Low Trading Volume. The Value of Your Investment May be Subject To Sudden Decreases Due To the Volatility of the Price of the Common Stock.
The level of interest and trading in the Company’s stock depends on many factors beyond the Company's control. The market price of the Company's common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in operating results; changes in interest rates; changes in the legal or regulatory environment; press releases, announcements or publicity relating to the Company or its competitors or relating to trends in its industry; changes in expectations as to future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of its common stock; changes in economic conditions in the marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments affecting competitors or us. These factors may adversely affect the trading price of the Company's common stock, regardless of actual operating performance, and could prevent stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. The Company could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company and Bank's headquarters are located in owned and leased facilities located in Pittsfield, Mass. The Company also owns or leases other facilities within its primary market areas: Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and Central/Eastern Massachusetts. As of December 31, 2016, the Company had 99 full-service branches in Massachusetts, New York, Connecticut, Vermont, Central New Jersey, and Eastern Pennsylvania.

The Company also has eight regional headquarters. The eight regional locations are full-service commercial offices located in Pittsfield, Mass.; Springfield, Mass.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, Conn.; Westborough, Mass.; Burlington, Mass.; and Lawrenceville, N.J. In addition, the Company has five residential mortgage lending locations in Central/Eastern, Massachusetts. The Bank's wholly-owned subsidiary, Firestone Financial, LLC, is headquartered in the Boston metro area.

Berkshire Insurance Group Inc. operates from 12 locations in Western Massachusetts and East Syracuse, N.Y. in both stand-alone premises as well as in rented space located in the Bank’s premises.

The Company acquired First Choice Bank in December of 2016, assuming eight full-service branches in the Princeton, N.J. and greater Philadelphia areas. As a part of the acquisition, First Choice Loan Services Inc., headquartered in East Brunswick, N.J., became a wholly-owned subsidiary of the Bank. As a national mortgage lender, the Company acquired its 12 loan production offices across six states. In 2016, the Company sold two existing branches that management determined to have redundancy with its current footprint. The Company obtained 10 branch banking locations through its acquisition of Hampden Bancorp, Inc. ("Hampden) in the second quarter of 2015. The Company consolidated three of these branches on acquisition date. The three branches were identified as overlapping with existing banking locations and the Company reasoned their consolidation would create operational efficiencies.

Berkshire continues to enhance its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology. In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

On February 12, 2015, Berkshire Hills was served with a complaint in a putative class action lawsuit filed in the Superior Court of the Commonwealth of Massachusetts for Hampden County against Hampden Bancorp, Inc. (“Hampden”), the Directors of Hampden and the Company, in connection with a pending transaction through which Hampden was acquired by Berkshire Hills on April 17, 2015 (the “Hampden shareholder litigation”). The complaint was filed by an individual Hampden shareholder and alleged that (i) the directors of Hampden breached their fiduciary duties to its stockholders by, among other things, failing to take steps necessary to obtain a fair and adequate price for Hampden’s common stock, (ii) Hampden and its directors failed to disclose material facts in its proxy solicitation materials for its shareholder vote to approve the transaction set forth in the Merger Agreement, and (iii) the Company knowingly aided and abetted Hampden’s directors’ breach of fiduciary duty.

On December 14, 2016, the trial court entered an Order and Final Judgment in the Hampden shareholder litigation giving final approval to a settlement agreed to among all parties. Pursuant to this settlement, all claims on behalf of all possible class action claimants against all defendants have been dismissed with prejudice and the Hampden shareholder litigation has been fully resolved. No portion of any settlement consideration to be distributed to class action claimants in the Hampden shareholder litigation has been contributed by Berkshire Hills or any insurer on its behalf.

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

On December 22, 2016, Berkshire Bank was served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor and alleges violations of federal and state electronic funds transfer statutes and the Massachusetts Uniform Commercial Code in connection with two wire transfers totaling $1.4 million, which were initiated from the customer’s account after his personal email account was allegedly hacked. Berkshire Bank denies the allegations contained in the complaint and is vigorously defending this lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2016 and 2015.

2016	High	Low	Dividends Declared
First quarter	$28.93	$24.71	$0.20
Second quarter	28.18	24.80	0.20
Third quarter	28.37	25.90	0.20
Fourth quarter	37.35	27.25	0.20

2015
First quarter	$27.85	$24.32	$0.19
Second quarter	28.99	27.12	0.19
Third quarter	29.49	26.91	0.19
Fourth quarter	30.40	26.93	0.19

The Company had approximately 3,750 holders of record of common stock at February 24, 2016.

Dividends
The Company intends to pay regular cash dividends to common shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition.  Further information about dividend restrictions is disclosed in Note 18 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. The Company transferred 8,014 shares in 2016 and 7,688 shares in 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The Company purchased 18,113 shares of common stock in the fourth quarter of 2015, which was the maximum number of shares available for purchase under the repurchase program authorized on March 26, 2013. On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of year-end 2016, no shares had been purchased under this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2016	—	$—	—	500,000
November 1-30, 2016	—	—	—	500,000
December 1-31, 2016	—	—	—	500,000
Total	—	—	—	500,000

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW Regional Bank Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2010.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Berkshire Hills Bancorp, Inc.	100.00	110.86	130.30	131.21	147.18	191.91
NYSE Composite Index	100.00	112.93	139.10	144.97	135.66	147.88
PHLX KBW Regional Banking Index	100.00	110.46	158.68	159.00	164.49	223.17

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Selected Financial Data:
Total assets	$9,162,542	$7,831,086	$6,501,079	$5,671,724	$5,295,612
Total earning assets	8,340,287	7,140,387	5,923,462	5,085,152	4,682,755
Total investments	1,669,827	1,401,960	1,223,369	888,789	608,733
Securities	1,628,246	1,371,316	1,205,794	870,091	573,871
Total loans	6,549,787	5,725,236	4,680,600	4,180,523	3,988,654
Allowance for loan losses	(43,998)	(39,308)	(35,662)	(33,323)	(33,208)
Total intangible assets	422,551	334,607	276,270	270,662	274,258
Total deposits	6,622,092	5,589,135	4,654,679	3,848,529	4,100,409
Total borrowings	1,313,997	1,263,318	1,051,371	1,063,032	446,891
Total shareholders’ equity	1,093,298	887,189	709,287	678,062	667,265

Selected Operating Data:
Total interest and dividend income	$280,439	$247,030	$207,042	$203,741	$175,939
Total interest expense	48,172	33,181	28,351	34,989	32,551
Net interest income (1)	232,267	213,849	178,691	168,752	143,388
Fee income	68,606	57,480	53,434	50,525	51,265
All other non-interest (loss) income	(2,755)	(3,192)	(5,664)	7,707	2,791
Total net revenue	298,118	268,137	226,461	226,984	197,444
Provision for loan losses	17,362	16,726	14,968	11,378	9,590
Total non-interest expense	203,302	196,829	165,986	157,359	140,806
Income tax expense - continuing operations	18,784	5,064	11,763	17,104	13,223
Net (loss) from discontinued operations	—	—	—	—	(637)
Net income	$58,670	$49,518	$33,744	$41,143	$33,188

Dividends per common share	$0.80	$0.76	$0.72	$0.72	$0.69
Basic earnings per common share	1.89	1.74	1.36	1.66	1.49
Diluted earnings per common share	1.88	1.73	1.36	1.65	1.49

Weighted average common shares outstanding - basic	30,988	28,393	24,730	24,802	22,201
Weighted average common shares outstanding - diluted	31,167	28,564	24,854	24,965	22,329
____________________________________
(1) For the years 2014 and 2013, the above schedule includes an immaterial adjustment of prior period interest income earned on loans acquired in bank acquisition.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Ratios and Other Data: (1)
Per Common Share Data:
Net earnings, diluted	$1.88	$1.74	$1.36	$1.65	$1.49
Total book value	30.65	28.64	28.17	27.08	26.53
Dividends	0.80	0.76	0.72	0.72	0.69
Common stock price:
High	37.35	30.40	27.28	29.38	24.49
Low	24.71	24.32	22.06	23.38	20.15
Close	36.85	29.11	26.66	27.27	23.86
Performance Ratios:
Return on assets	0.74%	0.68%	0.55%	0.78%	0.73%
Return on equity	6.44	6.14	4.87	6.09	5.66
Interest rate spread	3.20	3.19	3.15	3.47	3.47
Fee income/Net interest and fee income	22.80	19.62	21.79	21.78	27.35
Non-interest income/total net revenue	22.08	20.25	21.09	25.65	27.38
Non-interest expense/average assets	2.55	2.71	2.69	2.97	3.11
Dividend payout ratio	42.33	43.68	52.94	41.57	46.31
Growth Ratios:
Total commercial loans	18.39%	28.65%	14.80%	4.51%	28.54%
Total loans	14.41	22.32	11.96	4.81	34.91
Total deposits	18.48	20.08	20.95	(6.14)	32.22
Total net revenues, (compared to prior year)	11.18	18.40	(0.23)	14.96	38.73
Earnings per share, (compared to prior year)	8.62	27.21	(17.58)	10.74	53.61
Asset Quality and Condition Ratios: (2)
Net loans charged-off/average loans	0.21%	0.25%	0.29%	0.29%	0.26%
Allowance for loan losses/total loans	0.67	0.69	0.76	0.80	0.83
Loans/deposits	99	102	101	109	97
Capital Ratios:
Tier 1 capital to average assets - Company (3)	7.88%	7.71%	7.01%	N/A	N/A
Total capital to risk-weighted assets - Company (3)	11.87	11.91	11.38	N/A	N/A
Tier 1 capital to average assets - Bank	7.84	7.66	7.18	7.99	7.46
Total capital to risk-weighted assets - Bank	11.21	11.16	10.78	11.62	11.79
Shareholders’ equity/total assets	11.93	11.33	10.91	11.95	12.60
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
(3) In July 2014, the Company changed its status from a savings and loan holding company to a bank holding company through the Bank's conversion from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company. As a result of this change, the Company became subject to bank holding company capital requirements including the requirement to report tier 1 capital to average assets and total capital to risk-weighted assets.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2016			2015			2014
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)
Commercial real estate	$2,239.6	$95.8	4.28%	$1,881.2	$81.1	4.31%	$1,525.5	$65.2	4.27%
Commercial and industrial loans	1,019.7	51.2	5.02	932.4	41.8	4.48	709.9	28.1	3.95
Residential loans	1,808.8	66.1	3.66	1,622.8	62.6	3.86	1,410.2	55.8	3.96
Consumer loans	873.3	29.9	3.42	802.5	26.1	3.25	744.0	25.4	3.42
Total loans (3)	5,941.4	243.0	4.09	5,238.9	211.6	4.04	4,389.6	174.5	3.98
Investment securities (2)	1,260.5	41.4	3.28	1,300.9	38.9	2.99	1,158.7	35.2	3.04
Short-term investments and loans held for sale	51.6	0.9	1.70	62.2	0.7	1.10	37.9	0.6	1.47
Total interest-earning assets	7,253.5	285.3	3.93	6,602.0	251.2	3.81	5,586.2	210.3	3.76
Intangible assets	347.7			311.5			278.0
Other non-interest earning assets	357.9			341.0			308.6
Total assets	$7,959.1			$7,254.5			$6,172.8

Liabilities and shareholders' equity
Deposits:
NOW	$487.8	$0.7	0.14%	$462.9	$0.7	0.15%	$417.2	$0.6	0.15%
Money market	1,470.3	7.0	0.48	1,444.1	5.9	0.41	1,442.3	5.5	0.38
Savings	610.8	0.7	0.12	582.4	0.9	0.15	476.4	0.7	0.15
Certificates of deposit	2,094.8	22.5	1.07	1,684.8	15.5	0.92	1,265.4	12.4	0.98
Total interest-bearing deposits (3)	4,663.7	30.9	0.66	4,174.2	23.0	0.55	3,601.3	19.2	0.53
Borrowings and notes (4)	1,218.2	17.3	1.42	1,212.5	10.2	0.84	1,024.4	9.2	0.89
Total interest-bearing liabilities	5,881.9	48.2	0.82	5,386.7	33.2	0.62	4,625.7	28.4	0.61
Non-interest-bearing demand deposits	1,081.0			972.6			805.0
Other non-interest-bearing liabilities	85.2			89.1			49.1
Total liabilities	7,048.1			6,448.4			5,479.8
Total shareholders' equity	911.0			806.1			693.0
Total liabilities and equity	$7,959.1			$7,254.5			$6,172.8
Net interest-earning assets	$1,371.6			$1,215.3			$960.5
Net interest income		$237.1			$218.0			$181.9

	2016			2015			2014
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			3.11%			3.19%			3.15%
Net interest margin			3.27			3.31			3.26
Cost of funds			0.69			0.52			0.52
Cost of deposits			0.30			0.45			0.44
Interest-earning assets/interest-bearing liabilities			123.32			122.56			120.76

Supplementary data
Total non-maturity deposits	$3,649.9			$3,462.0			$3,140.9
Total deposits	5,744.7			5,146.8			4,406.3
Fully taxable equivalent adjustment	4.2			4.2			3.3
____________________________________
Notes:

(1)	The average balances of loans include nonaccrual loans, and deferred fees and costs.

(2)	The average balance of investment securities is based on amortized cost.

(3)	The above schedule includes loans and deposit balances of discontinued operations in operating accounts as well as loans and deposit balances associated with the Tennessee branch sale.

(4)	The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.

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

Item 6 - Table 4 - Rate Volume Analysis

	2016 Compared with 2015			2015 Compared with 2014 (1)
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$(591)	$15,335	$14,744	$526	$15,363	$15,889
Commercial and industrial loans	5,294	4,120	9,414	4,117	9,622	13,739
Residential loans	(3,427)	6,920	3,493	(1,396)	8,234	6,838
Consumer loans	1,416	2,379	3,795	(1,299)	1,877	578
Total loans	2,692	28,754	31,446	1,948	35,096	37,044
Investment securities	3,667	(1,238)	2,429	(529)	4,227	3,698
Short-term investments and loans held for sale	324	(132)	192	(168)	293	125
Total interest income	$6,683	$27,384	$34,067	$1,251	$39,616	$40,867

Interest expense:
NOW accounts	$(39)	$35	$(4)	$(35)	$68	$33
Money market accounts	1,000	109	1,109	410	7	417
Savings accounts	(212)	42	(170)	30	162	192
Certificates of deposit	2,861	4,140	7,001	(768)	3,888	3,120
Total deposits (1)	3,610	4,326	7,936	(363)	4,125	3,762
Borrowings	7,008	48	7,056	(543)	1,610	1,067
Total interest expense (1)	$10,618	$4,374	$14,992	$(906)	$5,735	$4,829
Change in net interest income	$(3,935)	$23,010	$19,075	$2,157	$33,881	$36,038
____________________________________
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
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
GAAP Net income	$58,670	$49,518	$33,744
Non-GAAP measures
Adj: Gain on sale of securities, net	551	(2,110)	(482)
Adj: Net gains on sale of business operations	(1,085)	—	—
Adj: Acquisition, restructuring, conversion and other related expenses (1)	15,761	17,611	18,665
Adj: Income taxes	(5,455)	(5,409)	(7,185)
Net non-operating charges	9,772	10,092	10,998
Total adjusted income (non-GAAP)	$68,442	$59,610	$44,742
GAAP Total revenue	$298,118	$268,137	$226,461
Adj: Gain on sale of securities, net	551	(2,110)	9,691
Adj: Net gains on sale of business operations	(1,085)	—	—
Total adjusted operating revenue	$297,584	$266,027	$236,152
GAAP Total non-interest expense	$203,302	$196,830	$165,986
Less: Total non-operating expense (see above)	(15,761)	(17,611)	(8,492)
Adjusted operating non-interest expense (non-GAAP)	$187,541	$179,219	$157,494
(in millions, except per share data)
Total average assets	$7,958	$7,249	$6,171
Total average shareholders' equity	911	805	693
Total average tangible shareholders equity	563	494	415
Total tangible shareholders’ equity, period-end	671	553	433
Total tangible assets, period-end	8,740	7,496	6,226
Total common shares outstanding, period-end (thousands)	35,673	30,974	25,183
Average diluted shares outstanding (thousands)	31,167	28,564	24,854
Earnings per share, diluted	$1.88	$1.73	$1.36
Plus: Net adjustments per share, diluted	0.32	0.36	0.44
Adjusted earnings per share, diluted	2.20	2.09	1.80
Book value per share, period-end	30.65	28.64	28.17
Tangible book value per share, period-end	18.81	17.84	17.19
Total shareholders' equity/total assets	11.93	11.33	10.91
Total tangible shareholders' equity/total tangible assets	7.68	7.37	6.95
Average operating diluted shares outstanding (thousands)	31,167	28,564	24,854
Performance Ratios
GAAP return on assets	0.74	0.68	0.55
Adjusted return on assets	0.86	0.82	0.73
GAAP return on equity	6.44	6.15	4.87
Adjusted return on equity	7.51	7.40	6.46
Adjusted return on tangible equity	12.47	12.49	11.48
Efficiency ratio	58.87	61.34	63.17
Supplementary Data (in thousands)
Tax benefit on tax-credit investments	11,134	16,127	2,235
Non-interest income charge on tax-credit investments	(8,993)	(11,406)	(1,668)
Net income on tax-credit investments	2,143	4,721	567
Intangible amortization	2,927	3,563	4,812
Fully taxable equivalent income adjustment	4,853	4,196	3,316
____________________________________

(1)
Acquisition, restructuring, conversion, and other related expenses includes $13.5 million in merger and acquisition expenses and $2.3 million of restructuring expenses for the year ended December 31, 2016. For the year ended 2015, these expenses included $13.2 million in merger and acquisition expenses and $4.5 million of restructuring, conversion, and other expenses. For the year ended 2014, these expenses included $8.8 million loss on termination of hedges, $5.4 million in merger and acquisition expenses, and $4.4 million of restructuring, conversion, and other expenses.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES
The Company’s significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements. Please see those policies in conjunction with this discussion. The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

SUMMARY
Berkshire produced record revenue and earnings in 2016 as a result of positive operating leverage driven by business expansion and improved efficiency. Earnings per share increased by 9% to $1.88 in 2016. Berkshire’s 2016 operating results included the full year benefit of the acquisitions of Hampden Bancorp and Firestone Financial in 2015. Revenues also benefited from the acquisitions of First Choice Bank and the assets of 44 Business Capital in 2016. Total assets increased by 17% during the year, while total net revenues increased by 11% and net income increased by 18%. Berkshire’s quarterly shareholder dividend increased by 5% to $0.20 per share in 2016, which provided a 2.8% yield compared to the average closing price of Berkshire’s stock during the year.

As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations. Adjusted earnings per share increased by 5% to $2.20 in 2016. Berkshire achieved this growth while absorbing a $0.10 per share (5%) decrease in the contribution from tax credit related investments due to changing market and regulatory conditions. The measure of adjusted earnings included the benefit of $10 million in net adjustments in each of the years 2015 and 2016. These adjustments were primarily related to mergers and restructuring activities which were intended to improve future operating results. GAAP return on assets increased by 9% to 74 basis points and adjusted return on assets improved by 5% to 86 basis points. Berkshire is focused on its goal of improving this profitability measure to 100 basis points or higher through continued revenue growth and disciplined expense management.

The First Choice and 44 Business Capital acquisitions expanded Berkshire’s footprint to New Jersey and the Philadelphia area. The combination with First Choice also added a prominent national mortgage banking operation, while 44 Business Capital added strong new SBA loan originations capacity. Both of these operations also function primarily with secondary market networks, providing important new fee income sources and contributing to improved return on assets. Berkshire utilized common stock as the primary source of merger consideration during the year, increasing its market capitalization to over $1 billion and improving many capital metrics. Both of these acquisitions were targeted to be accretive to earnings per share after integration.

Berkshire’s ongoing business development activities were reflected in organic growth of loans and deposits, excluding balances acquired in business combinations. Berkshire recently opened its first Boston office, located in the downtown financial district. This complements the commercial and retail lending businesses that the Company has developed in and around this market in recent years. Berkshire’s small business banking teams have made Berkshire a leading originator of SBA loans in several of its regional markets. In the second half of 2016, Berkshire named its Chief Risk Officer to head a new Specialty Lending group to coordinate the synergies among its equipment lending, SBA, and small business lending initiatives. The Company recruited a new Chief Risk Officer with long experience in bank regulatory risk supervision to further enhance its enterprise risk management programs.

One benefit of Berkshire’s operating strategies was demonstrated by the efficiency ratio. This non-GAAP financial measure improved to 58.9% in 2016 from 61.3% in the prior year. The Company sold two branches in 2016 and completed the consolidation of three additional branches shortly after year-end. It is introducing virtual teller technology in selected locations, which provides real time video customer service and reduces the overhead costs in these locations. The Company has been improving its efficiency even while absorbing the additional infrastructure expenses required at the $10 billion asset size threshold established in the Dodd Frank legislation. The Company estimated that it had absorbed $5 million, or 85% of the investment in these annual costs in its operating run rate at the end of 2016. These regulatory costs are primarily related to consumer compliance, capital stress testing, and risk management. The Company’s goal is to evaluate future growth opportunities such that the targeted accretive benefit of expansion will be sufficient to offset the impact on profitability of regulatory requirements as it approaches and may at some future time exceed this $10 billion threshold.

Longer term U.S. Treasury interest rates reached record low levels around midyear 2016 reflecting the “lower for longer” market expectations that are pressuring industry profitability. This outlook prevailed throughout most of 2016 and contributed to improving economic conditions and supported demand for loans and lending related products. After the November elections, markets anticipated future tax and regulatory changes that might be beneficial to corporate earnings, and that fiscal and monetary policies might be adjusted in the future to further boost the economy and also lead to higher interest rates. By year-end, equities markets had advanced strongly, and interest rates had risen generally to levels that were slightly higher than those prevailing at the start of the year. The Company believes that it is positioned to benefit if some of these expectations are realized in future periods. Berkshire’s near term goal is to generate further revenue driven positive operating leverage to improve earnings and profitability. The Company is pursuing initiatives to improve fee revenues and non-interest income and the balance sheet will continue to be managed to support profitability, capital, liquidity, asset quality, and interest rate risk objectives.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2016 AND 2015
Summary: Berkshire offers a competitive mix of loan and deposit products to serve the retail and commercial markets in its regions. Net interest income from these products is its primary revenue source; the related staff, facilities, and systems are its primary operating expenses. The Company emphasizes services and fee revenue business to deepen market and wallet share and to diversify revenues due to the secular industry trend towards lower net interest margins. Additionally, increasing regulatory requirements related to capital and liquidity have led to more emphasis on products and services that do not require balance sheet resources. The Company has expanded its wholesale lending and deposit practices to provide more product and balance sheet flexibility.

Berkshire continued to extend, deepen, and diversify its banking footprint in 2016. Total assets increased by $1.3 billion, or 17%, including $1.2 billion recorded in business combinations. The First Choice acquisition was funded with Berkshire common stock as consideration. First Choice had excess liquidity and capital, and with the benefit of the merger, many of Berkshire’s capital and liquidity metrics ended the year stronger than the start. Berkshire also benefited from strong internal capital generation which was more than sufficient to support organic growth and higher dividends. The loans acquired in these business combinations further enhanced the geographic and loan type diversification of the portfolio. Asset quality metrics generally improved during the year, remaining at favorable levels and benefiting from the extended economic recovery in U.S. markets. Berkshire continues to manage its interest income sensitivity with the goal of benefiting from anticipated future increases in interest rates. At year-end, Berkshire’s assets totaled $9.2 billion, and its activities during the year brought it closer to the $10 billion Dodd Frank Act threshold of increased regulatory requirements. The Company is preparing for the possibility of crossing this threshold in the future and its goal is to manage growth so that the resulting earnings accretion is sufficient to offset the negative impacts of heightened regulation on profitability and performance.

Investment Securities. Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations due to the potential for market value declines in rising rate markets. Berkshire focuses on loan growth as the primary use of funds and the primary source of interest income. The investment portfolio is an additional source of interest income and also provides additional liquidity and interest rate risk management flexibility. The Company evaluates the portfolio within its overall objectives of producing growth in earnings per share and contributing to return on equity. The Company continuously evaluates options for managing the portfolio’s size, yield, diversification, risk, and duration.

In 2016, the portfolio was generally managed to maintain yield in the ongoing environment of low interest rates and yield compression. The most significant activity related to the integration of the acquired First Choice securities portfolio and the sale of lower yielding bonds to support net interest margin objectives. Additionally, held to maturity securities increased by $203 million due mainly to transfers from the available for sale designation during the second half of the year.

Total securities increased by $257 million, or 19%, to $1.63 billion in 2016. This included $442 million in investments acquired with First Choice Bank and was net of $174 million of runoff during the year. Berkshire sold $422 million and purchased $407 million of securities, including the repositioning of the First Choice securities. As part of its strategies to offset yield compression, the Company reduced and diversified the portfolio, reducing its investments in planned amortization class collateralized mortgage obligations and increasing its investment in pass-through mortgage backed securities, agency commercial mortgage-backed securities, corporate bonds, and equity securities. The yield on the portfolio increased to 3.35% in the fourth quarter of 2016 from 2.96% in the fourth quarter of the prior year. The weighted average life of the bond portfolio was 5.9 years at year-end 2016 compared to 4.9 years at the start of the year. The Company estimated extension risk of an additional 2.5 years in an up 300 basis point interest rate scenario. Debt investment securities purchased in 2016 were all investment grade or investment grade equivalent except for one $7 million regional bank bond. Debt securities not meeting these investment grade criteria totaled $12 million at year-end 2016. There were no impairments recorded during the year, and all securities were performing during the year and at year-end. The fair value of securities with unrealized losses exceeding one year was 1.8% of total securities at year-end. The securities transferred to held to maturity consisted primarily of longer maturity municipal bonds and collateralized mortgage obligations. This was based on an assessment of expected asset liability management considerations considering the impacts of the First Choice acquisition and changes in the expected economic and financial market conditions in the second half of the year.

The net unrealized gain on investment securities increased to $20 million, or 1.3% of cost, at year-end 2016, compared to $11 million, or 0.8% of cost, at the start of the year. This increase reflected a $14 million increase in the unrealized gain on equity securities following the stock market rally near year-end. This was partially offset by lower bond prices that resulted from the increase in medium and long term market interest rates during this same time. The net unrealized gain on equity securities measured 37% of cost at year-end. The Company expected to evaluate these holdings and realize some equity gains in 2017 if market conditions remained positive. Any such gains would be excluded from the company’s measure of adjusted net income when realized.

Loans. Berkshire is expanding and deepening retail and commercial lending activities through organic growth and acquisitions, including a focus on specialized lending. The Company uses secondary markets and a growing network of financial institution partners in managing and diversifying its portfolio, as well as supporting its fee income objectives and managing its capital and liquidity.

Berkshire posted loan growth of $825 million, or 14%, to $6.5 billion in 2016, of which $462 million, was acquired in business combinations and $363 million resulted from other lending activities. Most of the acquired loans consisted of commercial real estate loans, which totaled $352 million. Excluding acquired loans, loan growth was concentrated in commercial real estate growth totaling $194 million and indirect auto loan growth totaling $131 million. Net changes in outstanding loans included the impact of wholesale activities which were targeted to adjust the business mix and to take advantage of changing market conditions during the course of the year in pursuing the Company’s operating goals.

The acquired loans consisted of loans added with the First Choice business combination as well as the portfolio purchased with the addition of the 44 Business Capital team. First Choice was primarily a commercial real estate lender in its New Jersey and Pennsylvania footprint. The $425 million in gross loans recorded in this acquisition were net of a $28 million (6.1%) discount. Berkshire recorded $37 million in commercial real estate loans with the purchase of the 44 Business Capital operations. These loans were purchased net of a discount of $5 million, or 13%. These balances represented the unguaranteed portion of SBA loans originated by 44 Business Capital, primarily in the Mid Atlantic region. The business model of 44 Business Capital is to originate loans in the SBA 7(a) program and sell the guaranteed portion to generate fee income. The servicing rights to these loans were retained and the balance of SBA loans serviced for investors was $148 million at the acquisition date.

Growth from business activities in 2016 has been largely in the category of investor commercial real estate, focused primarily on longstanding relationships in Berkshire’s regional markets. Some larger loans were variable rate and were paired with customer interest rate swaps (which increased by $211 million in 2016).This growth included loans to retail and multi-tenanted properties with strong anchors, multifamily properties, and healthcare related properties. High volatility commercial real estate exposures are a special regulatory category that is closely monitored. These loans totaled $59 million at year-end 2016, which was unchanged from the start of the year.

Due to its asset management strategies in recent years, Berkshire has been positioned to support its markets while also managing well within regulatory guidelines for commercial real estate lending. Berkshire’s total non-owner occupied commercial real estate exposure measured 265% of regulatory capital at period-end, compared to $227 million at the start of the year and compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Commercial construction loan exposure was 40% of regulatory capital at year-end 2016, compared to 39% at the start of the year and compared to the 100% guideline. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the monitoring thresholds even though it is well margined below those thresholds.

The Company views its commercial and industrial loans and its owner occupied commercial real estate loans as an important element of its commercial relationship strategies. The total of these loans remained unchanged at $1.66 billion at year-end 2016 compared to the start of the year, and measured 44% of total commercial loans at year-end 2016. With the acquisition of 44 Business Capital, Berkshire has become a prominent originator of SBA 7(a) program loans, with the guaranteed portions sold into the secondary markets. Additionally, the Bank has emphasized the development of its SBA loan program in its regional markets and has achieved a leading position as an originator of SBA guaranteed loans in several of these markets. The balance of commercial loans secured with government guarantees increased to $53 million at year-end 2016, compared to $39 million at the start of the year. In the second half of 2016, Berkshire created a new Specialty Lending group to coordinate and develop synergies among its equipment lending, SBA lending, and small business lending teams.

Residential mortgage growth in 2016 totaled $78 million, or 4%, including $26 million in acquired First Choice mortgages. Conforming mortgage originations are generally held for sale to the secondary market. Additional information about Berkshire’s mortgage banking activities is contained in a later section of this report on non-interest income. Loan originations retained by Berkshire largely consisted of jumbo loans for which there is a more limited secondary market. Residential mortgage balances were also affected by opportunistic wholesale activity of seasoned loans, with purchases totaling $191 million and sales totaling $273 million in 2016. With the acquisition of First Choice Bank, the origination of residential mortgages for sale on a servicing released basis will become a more significant lending activity.

Consumer loan growth in 2016 totaled $176 million, or 22%, including $50 million in acquired First Choice consumer loans. Berkshire’s growth from business activities was concentrated in prime indirect auto loans and reflects the activities of the indirect auto team recruited in the fall of 2015. Growth of these loans slowed in the second half of 2016 as Berkshire adjusted its pricing and balance sheet strategies, and the Company continues to evaluate secondary market conditions for these loans.

The average yield on loans decreased to 4.05% in the fourth quarter of 2016 compared to 4.15% in the fourth quarter of the prior year. Excluding purchased loan accretion, the yield decreased to 3.93% from 3.98%. This decrease was due to ongoing yield compression and changes in business mix, and was partially offset by the benefit of the 25 basis point increase in short term rates at the end of 2015. As of year-end 2016, 40% of the portfolio was scheduled to reprice within one year, 20% in one to five years, and 40% over five years. This represents a modest shortening in the portfolio duration compared to year-end 2015. At year-end 2015, approximately 32% of the loan portfolio was scheduled to reprice within one year, 27% was scheduled to reprice in one to five years, and 41% was scheduled to reprice over five years.

Asset Quality. Berkshire has a Chief Risk Officer and a Risk Management and Capital Committee of the Board which keep a close focus on maintaining strong asset quality. This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets. Additionally, merger due diligence is an integral component of maintaining asset quality. Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations. A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers generally in the first two years following the acquisition date. Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic characteristics of its region. In 2016, Berkshire’s Chief Risk Officer moved to a new position as head of the newly organized Specialty Lending group. Berkshire recruited a new Chief Risk Officer who previously was employed for 24 years by the FDIC, most recently as a Senior Risk Examiner for the Division of Risk Management Supervision.

The Company views its problem asset metrics as generally low and benefiting from the extended period of national economic recovery and monetary stimulus following the 2008 financial crisis. Net loan charge-offs were 0.21% of average loans in 2016, compared to 0.25% in the prior year. Year-end 2016 non-performing assets totaled $22 million, or 0.24% of total assets, compared to $23 million, or 0.29% of total assets, at the start of the year. For loans from business activities, net loan charge-offs measured 0.20% of average loans in 2016, while this measure was 0.27% for average loans acquired in business combinations. Measures of delinquent loans and troubled debt restructurings decreased during the first nine months of 2016 and then increased in the fourth quarter. Accruing troubled debt restructurings increased by $16 million to $28 million due to one commercial real estate loan which was classified as accruing and substandard at year-end 2016. Total delinquent and non-accruing loans increased slightly to 0.84% of total loans at year-end 2016, compared to 0.79% at the start of the year.

At year-end 2016, the carrying balance of purchased credit impaired loans was $47 million and the contractual amount owed on these loans was $87 million. The comparable measures at year-end 2015 were $21 million and $40 million respectively. The balances acquired in business combinations were recorded at a 44% discount with a of recorded value of $39 million compared to a $70 million contractual balance.

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

The Company considers the allowance for loan losses appropriate to cover probable losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including subjective assessments of risk. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions. Loans acquired in business combinations totaled $1.33 billion, or 20% of total loans at year-end 2016, compared to $1.16 billion, or 20% of total loans at year-end 2015.

The total amount of the allowance increased in 2016, while the ratio of the allowance to total loans decreased to 0.67% from 0.69%, including the impact of the acquired First Choice loans. For loans from business activities, this ratio decreased to 0.74% from 0.76%. For loans acquired in business combinations, the ratio decreased slightly to 0.40% from 0.41%. The year-end allowance provided 3.5X coverage of total net charge-offs in 2016, compared to 3.0X in 2015. The allowance provided 2.0X coverage of year-end non-accrual loans in 2016 compared to 1.9X in 2015.

The credit risk profile of the Company’s loan portfolio is described in Note 7 - Loan Loss Allowance of the Consolidated Financial Statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Including acquired loans, criticized loans totaled $129 million, or 1.4% of total assets at year-end 2016, compared to $145 million, or 1.9% of total assets at year-end 2015. This was due to a $30 million, or 28%, decrease in criticized loans from business activities - demonstrating a comparatively strong resolution of higher risk loans in 2016. This was partially offset by a $14 million increase in criticized acquired loans due to the business combinations in 2016. The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. In 2016, potential problem loans decreased to $51 million from $61million at the start of the year.

The Company’s evaluation of its credit risk profile also compares the amount of criticized loans and foreclosed assets to the total of the Bank’s Tier 1 Capital plus the loan loss allowance. This ratio was 18% at year-end 2016, compared to 24% at the start of the year.

As discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements, in June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018. The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. It is anticipated that banks will generally carry higher loan loss allowance estimates as a result of this change and that loan loss estimates will be made at acquisition date for loans acquired in business combinations.

Other Assets. Total loans held for sale increased in 2016 to $121 million from $13 million due to the addition of the First Choice residential mortgages held for sale. The Company has commitments for interest rate hedging for the sale of these mortgages which are discussed in the later section on Derivative Financial Instruments. Goodwill and other intangible assets increased by $88 million to $422 million in 2016 due to the business combinations. Growth in other assets included a $14 million increase in bank owned life insurance and a $6 million increase in servicing assets, primarily due to business combinations.

Deposits. Berkshire views its deposit programs as central to it funding and market management goals. Retail and commercial strategies focus on transaction accounts as being key to customer relationships. Interest bearing deposit products are positioned to be competitive while offering local convenience and the safety of FDIC insurance. Due to the impacts of technology on mobile and electronic banking, preferred customer channels are shifting and the Company seeks to maximize the benefits it offers as a local provider with the scale to compete with the delivery channels of national bank and nonbank competitors. The Company has been active in shifting the number, location, and configuration of its offices and customer facing staff in order to move with its markets and to reduce overhead related to older channels that are now less favored. The Company has also utilized brokered time deposits as an additional funds source to complement its other strategies, manage its funding costs, and in support interest rate risk management goals.

Berkshire’s deposits increased in 2016 by $1.0 billion, or 18%, including $0.9 billion acquired from First Choice Bank. Deposit growth, excluding these acquired deposits, was $140 million or 3% and was net of $30 million in deposits in the two branches that were sold. The First Choice deposits were concentrated in money market and time deposit accounts which are relatively higher costing. This reflected competition in their Mid-Atlantic markets as well their strategies for leveraging their capital. The First Choice loan/deposit ratio was a relatively low 51% at the time of the merger, and this long run deposit source of lendable funds was an important strategic benefit of this merger. Berkshire anticipated that there would be some run-off of these higher cost acquired deposits subsequent to acquisition. Berkshire’s loan/deposit ratio stood at 99% at year-end, which was improved from 102% at the start of the year. Berkshire generally expects to operate within 100-105% for this measure of liquidity.

Berkshire’s organic growth was concentrated in demand deposit accounts, which increased by $108 million, or 10%, in 2016. This growth was primarily in commercial and municipal balances. Total personal deposit balances were 68% of total deposits excluding brokered time deposits at year-end 2016, compared to 69% at the start of the year. Estimated uninsured balances were $1.4 billion, or 21% of deposits excluding brokered time deposits, compared to 24% at the start of the year. Brokered time account balances increased by 1% to $790 million during the year. The cost of deposits increased in 2016 to 0.56% in the final quarter from 0.48% in the final quarter of 2015. This was primarily due to the impact of higher rates on brokered time deposits, together with the impact of higher rates paid on First Choice non-maturity deposits. The rising cost of deposits was partially mitigated by the growth in non-interest bearing checking accounts. Due to the 0.25% rate hike in December 2016 by the Federal Reserve Bank and full period ownership of First Choice operations, deposit costs are expected to further increase in 2017.The Company does not anticipate significant impact from rate hikes to date on the future cost of non-maturity deposits, although future rate increases projected by the market may have greater impact on these costs.

Berkshire had 97 branch offices as of the date of this report, which was up from 93 offices at the start of 2016. The Company added 8 First Choice offices in New Jersey and Pennsylvania, and sold two New York offices in the third quarter. It consolidated another three offices early in 2017 while also opening a new office in Boston. This office is its first Boston location following the expansion of its lending activities in greater Boston in recent years. With this office, the Company has begun to implement its virtual teller solution which provides live remote teller assistance through automated workstations. The Company expects to implement this technology selectively as it continues to evolve its retail delivery channels. Berkshire also plans to open two additional offices in central Connecticut and one in the Albany, New York area later in 2017. Berkshire continues to diversify its distribution network, including expanding its My Banker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines.

Borrowings and Other Liabilities. Nearly all of Berkshire’s senior borrowings at year-end were provided by the Federal Home Loan Bank of Boston under established relationship programs. The FHLBB is secured by a general pledge of assets primarily consisting of mortgage backed securities and residential mortgages. The Bank uses FHLBB borrowings to manage overnight liquidity and generally to provide funding for its investment portfolio. Other components of the Bank’s wholesale funding program include correspondent banks and brokerages, and brokered deposits. For contingency liquidity purposes, the Bank has short term credit arrangements with the Federal Reserve Bank and with certain national banks and brokerages, and the holding company maintains a line of credit. There has been no regular ongoing use of these arrangements. The Company evaluates its use of borrowings and of wholesale funds in general in managing its liquidity and strategic growth plans. This is further discussed in the following section on Liquidity.

Total borrowings increased by $51 million, or 4%, in 2016, including $52 million in acquired First Choice borrowings. During the year, the Company sold lower yielding investment securities and used proceeds to reduce borrowings before the fourth quarter. Most borrowings are short term. The weighted average rate on short term borrowings was 0.72% at year-end 2016, compared to 0.43% at year-end 2015. Due to the Federal Reserve Bank’s 0.25% hike in the target Fed Funds rate in December 2016, the Company expects the cost of short term borrowings to increase in 2017. The cost of interest rate swaps is a component of borrowings interest expense; these swaps are discussed in the following section. Other liabilities increased by $42 million to $133 million, including a $29 million settlement payable for asset purchases near year-end 2016.

Derivative Financial Instruments and Hedging Activities. Berkshire utilizes derivative financial instruments to manage the interest rate risk of its borrowings, to offer these instruments to commercial loan customers for similar purposes, and as part of its residential mortgage banking activities. The instruments sold to commercial and residential mortgage customers are an important source of fee income and generally represent fixed rate contracts purchased by customers which are sold or offset by the Company with national counterparties.

The notional balance of derivative financial instruments increased by $833 million, or 61%, to $2.2 billion in 2016. This included a $422 million increase in economic hedges related to commercial loan interest rate swaps and a $387 million increase in derivatives related to mortgage banking. The growth in commercial loan interest rate swaps reflected strong customer demand for fixed rate loan protection in the low rate environment that existed prior to year-end 2016. The Company recognizes loan fee income on the sale of these financial instruments, as further discussed in a later section. Customer swaps issued by the Bank are backed by similar swaps transacted with the Company’s national financial institution counterparties. As a result, the increase represented approximately $211 million in net growth from commercial customer loan transactions.

Hedging instruments related to mortgage banking increased due to increased volume of interest rate locks due mainly to the acquisition of First Choice mortgage banking operations. Like Berkshire’s existing home lending operations, these new operations record interest rate lock commitments as non-hedging derivatives and then the offsetting forward sale commitment is recorded as an economic hedge. The company uses the following types of forward sale commitments contracts: best efforts loan sales, mandatory delivery loan sales, and to be announced (TBA) mortgage-backed securities sales.

At year-end 2016, the Company had $300 million of interest rate swaps recorded as cash flow hedges of one month LIBOR borrowings from the Federal Home Loan Bank of Boston. These were fixed payment swaps with a 2.29% weighted average pay rate and a 2.3 year average remaining maturity at year-end. They were hedging borrowings that had a 0.63% variable rate cost at period-end. Based on changes in its balance sheet and in the economic and financial outlook, the Company terminated all of these swaps after year-end 2016 and recorded a cash charge of $6.6 million which will be classified as non-operating and excluded from the determination of adjusted net income in 2017. This charge had no impact on shareholders’ equity since the unrealized loss was already recorded as a component of equity.

Stockholders’ Equity. Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and a strong return on tangible equity to support opportunities for franchise growth. Long run growth in dividends and in both book value and tangible book value per share are also viewed as elements for shareholder value creation. A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves. In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators. When Berkshire negotiates business combinations, it generally targets to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at targeted capital metrics based on the characteristics of the combined banks. All of the Company’s outstanding equity is owned by common stockholders and its stock is listed on the New York Stock Exchange. In addition to shares held in Treasury, at the start of 2016, a Bank subsidiary also owned 169 thousand Berkshire shares as a result of the conversion of Hampden shares. These shares were excluded from shares outstanding, and all of them were repurchased into treasury by the Company during 2016.

Shareholders’ equity increased by $206 million, or 22%, to $1.1 billion in 2016. This increase included $151 million in common stock issued as merger consideration for First Choice Bank, $34 million in retained earnings, and a $13 million gain in accumulated other comprehensive income due to higher prices for the Company’s stock investments. Total shares outstanding increased by 4.7 million, or 15%, including the 4.4 million shares issued as First Choice merger consideration. Book value per share increased by 7% to $30.65 and tangible book value per share increased by 5% to $18.81 even while Berkshire absorbed the dilutive impact of its acquisitions. Including the benefit of the higher First Choice capital metrics, the ratio of equity to assets improved to 11.9% from 11.3% and the ratio of tangible equity to tangible assets increased to 7.7% from 7.4%. Tangible equity is a non-GAAP financial measure commonly used by investors and it excludes goodwill and other intangible assets. The Company was within the range of 7 - 8% that it generally targets for this measure and also considers its return on tangible equity as a source of capital strength for improving its condition and supporting its growth. The Company’s risk based capital ratio remained unchanged at 11.9% at year-end 2016 compared to the start of the year. Most of the other regulatory capital measures for the Company and the Bank improved slightly for these periods.

Together with retained earnings, the accretion from the First Choice acquisition offset the dilutive impact of the other business combinations during the year. The Company’s goal is to remain eligible for the regulatory designation of Well Capitalized for the Company and the Bank. One of the requirements of the $10 billion Dodd Frank threshold is increased capital stress testing processes. The Company has invested in staff and resources to develop these processes as well as to model capital sources and requirements related to various strategies that might be considered for crossing this threshold, including acquisitions. The Company’s goal is to develop it's capital stress testing resources so that this requirement will not be a constraining factor for any qualifying potential future acquisitions. Based on its most recent internal modeling, the Company expected to remain well capitalized under the most severe stress test assumptions, including potential reduction in growth in dividends in that most severe scenario. The Company’s future target is to remain well capitalized including maintenance of the capital conservation buffer in normal and severely stressed environments as that buffer becomes fully effective in future years.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
Summary: Berkshire’s 2016 results included the 44 Business Capital operations acquired in April and the First Choice Bank operations acquired in December. Berkshire’s 2015 results included the Hampden operations acquired in April and the Firestone operations acquired in August. As a result, most measures of revenue, expense, income, and average balances increased in 2016 compared to 2015 -- including the impact of acquired operations in both years. Additionally, per share measures were affected by the issuance of common shares as merger consideration. All acquisitions were targeted to be accretive to earnings and earnings per share when fully integrated, and to provide a long term double digit return on equity.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to ongoing operations. These items are primarily related to acquisitions and restructuring expenses, together with gains recorded on securities and investments in acquired banks. Berkshire views its net acquisition related costs as part of the economic investment for its acquisitions. These investments are intended to contribute to long term earnings growth and franchise value. Please see the Non-GAAP reconciliation section of this report for more discussion and information about adjusted net income and other non-GAAP financial measures discussed in this report.

Results in 2016 continued the trend of improving profitability and further demonstrated a rebound from lower profitability in 2014. The GAAP return on assets increased by 9% to 74 basis points and the adjusted return on assets increased by 5% to 86 basis points. This was driven by the improvement in the efficiency ratio to 58.9% from 61.3%, which more than offset compression in the net interest margin and lower net tax credit benefits. The efficiency improvement resulted from positive operating leverage driven by revenue growth in conjunction with disciplined expense management. The improved return on assets contributed to higher return on equity. Current returns provide capital generation which is sufficient to fund the dividend payout and organic business growth as well as contributing to improvement in capital metrics. In 2016, the return on equity measured 6.4% and the adjusted return on tangible equity measured 12.5%.

Recent results stem from Berkshire’s strategy to build profitability and shareholder value through disciplined growth based around the power of its investment in a well-positioned regional franchise and a competitive market position supported by its unique brand and culture. This strategy includes taking advantage of opportunities offered by banks, companies, and teams that are looking for a regional partner to provide the resources necessary to meet market demand in light of the regulatory and margin pressures on revenues and earnings. The Company’s long term profitability goals include a return on assets exceeding 1% and a double digit return on equity.

Total Net Revenue. Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income. The Company also measures adjusted net revenue and adjusted net revenue per share in evaluating its growth strategies, operations, and strategies for generating positive operating leverage.

Total net revenue increased by $30 million, or 11% to $298 million in 2016, reaching $304 million annualized in the fourth quarter including the new First Choice operations. On a pro-forma basis, as set forth in the Consolidated Financial Statements, the total 2016 revenue including the combined acquired operations,was estimated at $397 million. Revenue growth included a 9% increase in net interest income and a 19% increase in fee income. Fourth quarter fee income increased to 26% of total revenue and is targeted to exceed Berkshire’s goal of 30% of total revenue based on the full period contribution of First Choice mortgage banking revenues. Total revenue per share increased by 2% to $9.57 for the year 2016. Berkshire believes that these acquired operations present fee revenue synergy opportunities that may be developed in the future.

Net Interest Income. Net interest income is the primary contributor to revenue. Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets. Pricing disciplines for loans and deposits target a balance of market share and profitability objectives, while taking into account credit, liquidity, and interest rate sensitivity objectives. The Company also borrows to fund an investment portfolio to contribute to income and profitability, together with other balance sheet objectives. Assets and liabilities acquired in business combinations are marked to market for carrying value and yield, and balance sheet adjustments are often made at or following the acquisition date to integrate the acquired balance sheet with the Company’s balance sheet.

Net interest income includes significant components related to the amortization of purchase accounting adjustments and deferred items. The most significant component is purchased loan accretion related to recoveries on the resolution of acquired impaired assets, where Berkshire has regularly posted significant gains that are included in net interest income. These gains are difficult to forecast and are highly variable from quarter to quarter, and generally reflect the Company’s strong asset management capabilities and continued demand for higher yielding assets in the ongoing low rate environment.

Annual net interest income increased by $18 million, or 9%, in 2016. This included the benefit of a 10% increase in average earnings asset from business expansion and was partially offset by a 1% decrease in the net interest margin to 3.27% from 3.31%. Reflecting ongoing compression, the margin decreased steadily during the year from 3.35% in the fourth quarter of 2015 to 3.19% in the fourth quarter of 2016. The Company expects that the net interest margin will benefit from the termination of its fixed interest rate swaps which was executed after year-end 2016. Due to the continuing margin pressures in the ongoing low interest rate environment, Berkshire has stressed growth of fee income both to build more profitable customer relationships as well as to diversify from a high reliance on net interest income. The decrease in margin during 2016 primarily reflects an increase in the cost of funds during the year to 0.73% in the final quarter of 2016 from 0.56% in the fourth quarter of 2015. This includes the fixed rate interest rate swaps that became active in the first half of the year, the impact of higher short term interest rates on wholesale funding, the lengthening of time deposit maturities, and the higher cost of acquired First Choice deposits.

The fourth quarter yield on earning assets was unchanged in 2016 compared to 2015. Loan yield compression was offset by higher securities yields and the benefit of the First Choice mortgage loans held for sale.

While the Company was positioned to benefit from higher interest rates at the beginning of the year, the above funding cost changes together with unfavorable changes in the shape of the yield curve contributed to the overall margin decrease.

The contribution of purchased loan accretion to net interest income was $8.0 million in both 2016 and 2015. For these periods, the net interest margin before purchased loan accretion was 3.16% and 3.19%, respectively. Most purchased loan accretion results from recoveries on the resolution of purchased credit impaired loans resulting from bank mergers. The fair market value of these loans is normally discounted from the contractual and carrying value at the time of the merger. Berkshire’s team has produced significant recoveries of value as a result of its problem asset management disciplines and supportive market conditions. At year-end 2016, Berkshire’s remaining carrying amount for purchased credit impaired loans was $47 million, which was a $40 million discount from the $87 million contractual amount. The comparable numbers at year-end 2015 were a $21 million balance discounted by $19 million from a $40 million contractual amount. This increase was due to the impaired loans recorded for the First Choice and 44 Business Capital acquisitions. The Company anticipates that purchased loan accretion will continue to be a significant element contributing to net interest income in 2017 if market conditions remain supportive for recoveries.

Non-Interest Income. Most of Berkshire’s non-interest income is fee income, including various revenue sources related to its operations. As previously discussed, Berkshire focuses on fee income to build more enduring customer relationships and to diversify away from potential volatility in net interest income. Additionally, many fee income sources do not require as much investment in assets and consequently to not require as much support from regulatory capital. These revenues therefore have the potential to increase the Company’s return on assets and return on equity towards its long-term goals.

Fee income increased by $11 million, or 19%, in 2016 and totaled $69 million. Loan related income grew by $8 million, or 101%, and mortgage banking income by $3 million, or 83%. These revenues benefited from the ongoing low interest rate environment through much of the year. Loan related income included SBA loan sale gains of $3 million, interest rate swap fee income of $5 million, and portfolio loan sale gains of $5 million. SBA loan sales increased due primarily to the contribution of the new 44 Business Capital team.

The increase in mortgage banking income was primarily due to the inclusion of First Choice mortgage banking operations in December. These operations rank among the top 50 bank mortgage originators in the U.S, with $2.6 billion in reported originations in 2016. As a result, Berkshire is targeting that mortgage banking revenues will increase in 2017, with a goal of total fee income above the target of 30% of total revenue. This operation generally runs at an estimated 0.3% pretax profit contribution (expressed as a percent of loan originations) and excluding interest income on its warehouse of loans held for sale. Berkshire Home Lending, which originates mortgages in Berkshire’s New England and New York markets, originated $368 million in mortgages for sale and recorded $5 million in mortgage banking revenues in 2016.

Deposit related fees were flat at $25 million and decreased to 0.43% of average deposit balances in 2016 compared to 0.49% in the prior year. Deposit fees in 2016 included $7 million in consumer overdraft income, $8 million in card related fees, and $10 million in service charges and other income. At the $10 billion Dodd Frank Act threshold, the Company’s card related fee income would be reduced by an amount that the Company has estimated in the $5-6 million annual range.

Insurance revenues increased by $200 thousand in 2016 and wealth management revenue decreased by $800 thousand. This included a $400 thousand decrease in the fourth quarter related to the timing of the sale of the Renaissance Investment Group operations (a Berkshire County registered investment advisor) and the purchase of the operations of RNL Associates, ("RNL" or "Lazzaro"), a Rutland, Vermont financial advisor. Total wealth assets under management ended the year unchanged at $1.4 billion.

Non-interest income in 2016 included a $1 million net gain on the sale of business operations, including the sale of Renaissance mentioned above and the sale of two New York branches. Berkshire recorded a charge of $3 million for all other non-interest income in 2016, compared to a charge of $5 million in the prior year. This was due to charges for the amortization of tax credit related investments, which were more than offset by benefits to income tax expense, as further discussed below. This amortization charge totaled $9 million in 2016 and $11 million in 2015. This charge was partly offset by income accrued on bank owned life insurance, which totaled $4 million both in 2016 and in 2015.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses totaled $17 million in both 2016 and 2015. The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses related primarily to growth in the loan portfolio during the year.

Non-Interest Expense. Berkshire’s goal is to generate positive operating leverage, growing revenues through business expansion and maintaining expense management disciplines. Non-interest expense increases have generally been related to the Company’s growth, including the impact of acquisitions. The Company also invests in building its infrastructure and adding to its market teams, with a focus on fee generating business lines, as part of its long term strategy to occupy a leading position as a regional provider in its footprint. Additionally, the Company has invested in the increased compliance and risk management resources required for banks at the $10 billion threshold established in the Dodd Frank Act. At this threshold, the Company believes that it will be required to spend about $6-7 million per year for related expenses. It estimated that it had absorbed about 85% of these expenses in its current expense run rate at the end of 2016.

Total non-interest expense increased by $6 million, or 3%, in 2016. Excluding merger and restructuring costs, adjusted expenses increased by $8 million, or 5%. In comparison, total revenue increased by $30 million, or 11% and adjusted revenue increased by $32 million, or 12%. The resulting positive operating leverage improved the efficiency ratio to 58.9% in 2016 from 61.3% in 2015. This in turn led to the increases in return on assets and return on equity previously discussed. Expense growth in 2016 was mostly in the primary operating expense components of compensation, and technology due to the acquisitions and growth in business activities. Full time equivalent staff increased by 510 positions to 1,731 positions at year-end 2016 from 1,221 at the start of the year. Staff growth included 505 positions which were added with the First Choice acquisition in December.

Expense results also include merger and restructuring costs which the Company excludes from its measure of adjusted earnings. The Company views merger related costs as part of the economic investment in acquired businesses. Merger related costs totaled $14 million in 2016, including $12 million related to the First Choice acquisition. Merger related costs totaled $13 million in 2015, including $11 million related to the Hampden acquisition. Merger related costs primarily consist of severance costs, contract termination charges, professional fees, and variable compensation costs. Restructuring costs have included the write-off of uneconomic contracted costs, as well as restructuring costs to optimize the branch network in light of market changes for branch services based on the emergence of mobile banking as well as changes in customer access patterns. Restructuring and other expense totaled $2 million in 2016 and $4 million in 2015.

Income Tax Expense. The effective income tax rate increased to 24% in 2016 from 9% in 2015. This 15% increase in the tax rate included 7% less benefit from tax credits, 4% higher state income tax net impacts, and 4% all other changes, which primarily were due to the higher pretax income in 2016.

The benefit to the overall effective rate from tax credit related investments decreased to 8% in 2016 from 15% in the prior year. In July, 2016 the IRS provided updated guidance that reduces the benefits of certain entity structures related primarily to commercial historic rehabilitation projects. For 2016, the Company netted $0.07 in benefit to earnings per share from these programs, as compared to $0.17 per share in 2015 (net of amortization charges recorded in non-interest income). The Company expects that this annual benefit will be further reduced in 2017 and this benefit will continue to vary from quarter to quarter depending on when the projects are completed and put into service.

The impact on the overall effective rate from net state income taxes was 2% in 2016 compared to (2%) in 2015. Normally state income taxes increase the overall effective income tax rate. The impact in 2015 was a decrease due to the mix of items affecting New York state taxes; this is not expected to reoccur. The increase in the overall effective tax rate due to higher pretax income reflected the lower proportionate benefit from tax-exempt securities and bank owned life insurance income. These benefits increased by only 10% in 2016, compared to the 42% increase in total pretax income.

At year-end 2016, the Company’s deferred tax asset totaled $41 million, compared to $43 million at the end of 2015. The deferred tax asset at year-end 2016 included a $7 million balance related to unrealized capital losses on tax credit investments. The realization of these assets depends on the Company’s ability to generate future capital gains. The company expects to generate future capital gain income from a variety of sources, including gains realized on the sale of equity securities. Based on its plans, the Company has not established a reserve on this component of the deferred tax asset.

Berkshire’s tax rate on adjusted pretax income was 26% in 2016 compared to 15% in 2015. The Company expects that this tax rate will be in the area of 25-30% for 2017, based on current tax law. Following the November elections, new federal leadership has announced plans to reduce the corporate income tax rate in the context of a major tax overhaul. A potential reduction in the income tax rate, assuming no other changes in tax policy, is expected by the Company to be mostly realized as a benefit to income tax expense on operations when any changes become effective. Since the deferred tax asset is based on tax rates currently in effect, a potential reduction in the future tax rate could lead to a write-off of some of the deferred tax asset. The Company expects that any such write-off would be viewed as a non-operating adjustment which would not affect reported adjusted net income. The Company currently relies on current tax policy in making its business decisions and any changes remain speculative at this time. Due to planned First Choice integration charges, the Company anticipates that GAAP pretax income may be lower than adjusted pretax income in 2017, with a potentially lower GAAP effective tax rate.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income consists primarily of changes in the net fair value of available for sale securities and derivative hedges, net of related income taxes. Total other comprehensive income was $13 million in 2016 due to the increase in the unrealized gain on equity securities following the stock market rally after the presidential election. In 2015, the Company recorded a $10 million loss for total other comprehensive income due to adverse market value changes for investment securities and derivative financial instruments. Including these changes and the increase in net income, the measure of total comprehensive income increased by $32 million to $72 million in 2016 compared to $40 million in 2015.

44 Business Capital Acquisition. The acquisition of certain business operations and assets of 44 Business Capital, LLC was completed on April 29, 2016 and is described in Note 2 - Acquisitions of the Consolidated Financial Statements. This acquisition, based in the greater Philadelphia area, provides access to attractive mid-Atlantic commercial lending markets. 44 Business Capital now operates as a division of Berkshire Bank Specialty Lending and primarily originates SBA 7(a) guaranteed business loans, which generally exceed $1 million in loan size. This business sells the guaranteed portions of the loans and the Bank retains the unguaranteed portion. The business generates gains on the sale of these loans which is reported in loan related fee income. The Bank retains the servicing rights on sold loans; the notional balance of this servicing portfolio was $148 million at acquisition date, and the fair value premium was approximately 2.4% of the notional balance. The unguaranteed portion of the loans had a contractual balance of $43 million and was valued at $37 million at acquisition, representing a fair value discount of approximately 14% of the contractual balance. This business is complementary to Berkshire’s existing SBA loan program which primarily generates smaller SBA loans. 44 Business Capital is also located within the market formerly served by First Choice Bank and Berkshire expects to develop synergies between those operations, as well as with Berkshire’s Firestone Financial equipment lending operations. Berkshire organized a new Specialty Lending group in 2016 to oversee these operations. The 44 Business Capital acquisition by Berkshire Bank was financed primarily with cash and resulted in $16 million in recorded goodwill. Including merger costs, Berkshire estimates that this acquisition resulted in tangible book value dilution of $0.51 per share which the Company targets to earn back from earnings accretion within five years including a first year ramp up period. No cost savings were targeted with this acquisition. These operations generated $0.08 in annualized EPS in 2016, excluding merger costs, and the Company is targeting to expand this earnings source in the future.

Lazzaro (RNL) Acquisition. On December 2, 2016, the Company acquired and assumed certain assets and liabilities, as well as the operations, of Ronald N. Lazzaro, P.C. (“RNL”). RNL was an independent financial planning and investment services firm based in Rutland, Vermont. The operations and assets acquired from RNL have been renamed RNL & Associates, a division of BerkshireBanc Investment Services, reflecting RNL & Associates' new position as a key component of Berkshire Bank's financial planning and investment services platform. RNL & Associates is complementary to Berkshire’s existing Vermont wealth management and banking operations and adds additional talent and expertise to the Company’s wealth and investment solutions. The Company agreed to pay $10 million, including $3 million in future contingent consideration comprised of cash and stock. The acquired customer relationships resulted in a $5 million customer relationship intangible which is scheduled to amortize straight line over ten years. This acquisition was estimated to be $0.29 dilutive to tangible book value per share. The Company anticipates revenue synergies and longer term operating efficiencies in planning the payback from the earnings accretion of the acquired operations.

First Choice Bank Acquisition. At the close of business on December 2, 2016, the Company completed the acquisition of First Choice Bank and the merger of First Choice Bank into Berkshire Bank. As a result of this merger, First Choice Loan Services Inc. became a wholly-owned operating subsidiary of Berkshire Bank. With this acquisition, the Company added eight bank branches in the Princeton, New Jersey and Greater Philadelphia areas, as well as First Choice Loan Services, a best in class mortgage banking operations, which originates loans across a national platform. The Company issued 4.410 million total shares of common stock, valued at $34.25 per share based on the December 2, 2016 closing price. This resulted in a consideration value of $151 million. Additionally, all outstanding First Choice stock options and warrants were repurchased for $0.7 million in cash. This acquisition expands Berkshire’s banking operations into the Mid-Atlantic region in an attractive market and is complementary with the 44 Business Capital operations purchased in 2016. The excess capital and deposits at First Choice Bank provided strategic benefit to Berkshire’s resources and growth. The acquisition increased Berkshire’s outstanding stock, improving trading float and overall market capitalization. The mortgage banking operations provide a major new fee income source which is expected to allow Berkshire to achieve its target for fee income to equal or exceed 30% of net revenue, and is expected to be accretive to return on assets and return on equity after integration. Total expected transaction costs are expected to be approximately $20 million pretax and Berkshire is targeting 17% operating cost saves on the acquired operations. The acquisition was completed on schedule and the systems conversion was completed in February 2017 on schedule. This acquisition was negotiated with a total cost of approximately $112 million based on Berkshire’s stock price prior to the year-end stock rally. The final consideration exceeded this target based on the higher price of Berkshire stock, which reflected higher market expectations for industry earnings. The Company estimates that the total dilution to tangible book value per share will be $0.26 and that the accretive earnings from the acquisition will pay back this dilution within two years. Including the benefit of a stronger banking climate anticipated by the markets, the Company expects that the return on equity will achieve the double digit targeted goal.

Pro Forma Acquisition Analysis. Note 2 - Acquisitions of the Consolidated Financial Statements includes pro forma summary financial information assuming that the three business combinations in 2016 had been completed as of January 1, 2015. Pursuant to accounting principles, this pro forma financial information is based on the actual financial information of Berkshire and the acquired entities, and it includes purchase accounting adjustments and other changes to accounting principles but does not include targeted expense reductions.

For 2015, the pro forma analysis shows that the acquired entities would have added approximately $107 million, a 40% increase, to Berkshire’s existing revenues. This includes the benefit of approximately $8 million in purchase accounting adjustments for purchased loan accretion and time deposit cost reduction. Berkshire views the revenues reported by these entities to be generally characteristic of normal operating conditions in that period. The largest pro forma revenue benefit was approximately $64 million in First Choice non-interest income related mostly to its mortgage banking revenues. The pro forma increase in net interest income contributed another $36 million. Fee income from 44 Business Capital was $6 million and RNL recorded $2 million in fee income. With no cost saves, the acquired entities would have increased non-interest expense by approximately $89 million, or 45%, with no significant impact from purchase accounting adjustments.  Berkshire views these expenses as generally characteristic of normal operating conditions in that period. The $5 million loan loss provision actually recorded by First Choice was not a component of the pro forma analysis. The combined $18 million, or 33%, increase in pre-tax income included $7 million in pre-tax income as reported by the entities as well as the purchase accounting adjustments noted above and the elimination of the $5 million loan loss provision. After taxes assumed at 40%, the pro forma increase in net income was $11 million, or 23%. Including the additional diluted shares, diluted pro forma earnings per share increased by $0.11, or 6%. As noted, the pro forma does not included cost saves, which Berkshire targeted at 17% for First Choice, or approximately $9 million after tax.

For 2016, the pro forma analysis included a combination of the actual standalone reported results of the acquired entities, together with actual results included in Berkshire’s income statement. The total pro forma combined revenue of Berkshire and the acquired entities was $397 million, a 6% increase over the $375 million in pro forma combined revenues in 2015. This reflects revenue growth at Berkshire, including the full year contribution of 2015 acquisitions, partially offset by lower net interest income at First Choice Bank. Berkshire targets future revenue synergies for all of these acquired businesses. For the determination of pro forma expenses, accounting standards require the exclusion of merger and acquisition related expenses for these entities, which totaled $13 million in 2016, or approximately $0.23 per pro forma share after tax. With this exclusion, total combined expense in 2016 was estimated at $268 million, which was $17 million lower than the $285 million combined estimate for the prior year. This reduction is primarily due to the $18 million in merger and restructuring charges recorded in 2015 which were not related to these acquisitions. Berkshire estimates that the operating expenses of the acquired entities were generally similar in 2016 compared to 2015, and that Berkshire’s operating expenses also benefited from a full year of cost saves on the Hampden operations acquired in 2015. The pro forma combined net income in 2016 totaled $2.24 per share, which was a $0.36 increase compared to the reported net income of $1.88 per share. This increase included the $0.23 benefit of the merger expense exclusion discussed above. It does not include targeted cost saves at First Choice, which was acquired close to the end of 2016. Berkshire’s 2016 reported results included approximately $0.05 in earnings per share, excluding merger related costs, from the 44 Business Capital operations for the partial year that they were owned by Berkshire. Pro-forma 2016 earnings increased by $0.40 per share compared to pro forma 2015 results, due mainly to the 2015 merger and restructuring charges.

Quarterly Results. Quarterly results for 2016 and 2015 are presented in a note to the consolidated financial statements. Results for all of these periods have been discussed in previous SEC Forms 10-Q and 10-K, except for operations in the fourth quarter of 2016. During the final quarter of 2016, the Company recorded the acquisition of First Choice Bank on December 2. Most categories of income and expense increased compared to the linked quarter. Merger and restructuring expense totaled $11.6 million during the quarter, and as a result, net income decreased compared to the linked quarter and to the fourth quarter of 2015. Earnings per share were also affected by the additional 4.4 million shares that were issued for the First Choice acquisition. The Company estimated that First Choice operations in December 2016 were neutral to adjusted earnings per share. First Choice operations are expected to be accretive to earnings per share in future periods when integration and targeted cost saves are completed. First Choice mortgage banking operations are expected to seasonally benefit revenues and earnings most significantly in the second and third quarters of 2017. The Company also expects that additional merger related costs will be recorded in the first quarter of 2017, which will likely result in lower earnings and earnings per share compared to the first quarter of 2016.

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

2015 results demonstrated a rebound from lower profitability in 2014. The adjusted return on assets increased to 0.85% in the fourth quarter of 2015 from a low of 0.71% in the second quarter of 2014. This included the benefit of an increase in the net interest margin to 3.35% from 3.26% for these dates, and an improvement in the efficiency ratio to 60.6% from 63.0%. The GAAP return on assets in these periods was 0.82% and 0.75% respectively, and included net merger and restructuring charges. The increase in profitability included the benefit of positive operating leverage produced by growth from acquisitions and business activities. Based on adjusted earnings, the adjusted return on tangible equity measured 12.5% in 2015, which is a level of internal capital generation that supports Berkshire’s dividend (36% payout ratio on 2015 adjusted earnings per share) as well as ongoing growth from business activities and further strengthening of the Company’s capital metrics. The GAAP return on equity in 2015 was 6.1%.

Total Net Revenue. Total annual net revenue increased by $42 million, or 18%, to $268 million in 2015. Annualized net revenue totaled $284 million in the final quarter of the year, when both acquisitions were fully integrated. Annual results included a 20% increase in net interest income and a 14% increase in non-interest income. Fee income decreased to 21% of net interest and fee income in 2015 from 23% in 2014. Berkshire’s long term goal is to increase fee income to 30% of total revenue by increasing wallet share through cross sales, product expansion, and balance sheet management. The decrease in the fee income contribution in 2015 was due to the lower fee product penetration of the acquired businesses. Berkshire expected that these acquired operations present fee revenue synergy opportunities that may be developed in the future. Both acquisitions were funded significantly with stock consideration, and fourth quarter annualized revenue per share decreased to $9.25 in 2015 from $9.77 in 2014. The acquired businesses reported $39 million in annualized net revenue in the first quarter of 2015, the final reported quarter prior to acquisition. These acquired revenues contributed most of the Company’s revenue growth during the year, and totaled $6.93 per share based on the 5.6 million shares issued as merger consideration. Due to their higher profitability after cost saves at Hampden and improved funding costs at Firestone, both of these businesses were expected to contribute a double digit return on equity to future long term results.

Net Interest Income. Annual net interest income increased by $35 million, or 20%, in 2015. This included the benefit of an 18% increase in average earning assets as well as an increase in the net interest margin. Fourth quarter annualized net interest income increased by $48 million, or 26%, to $235 million. The annualized net interest income of the acquired operations was $35 million in their final quarterly reported operations.

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

LIQUIDITY AND CASH FLOWS
Liquidity is the ability to meet cash needs at all times with available cash and established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner. Berkshire evaluates liquidity at the holding company and on a consolidated basis, which is primarily a function of the Bank’s liquidity.

The primary liquidity need at the holding company is to support its capital structure, including shareholder dividends and debt service. Additionally, the holding company uses cash to support certain organizational expenses, stock purchases and buybacks, merger related costs, and limited business functions that cannot be performed at the Bank or the insurance subsidiary. The holding company primarily relies on dividends from the Bank to meet its ongoing cash needs. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Sources and uses of cash at the parent are reported in the condensed s of the parent company included in the notes to the Consolidated Financial Statements. There are certain restrictions on the payment of dividends by the Bank as discussed in Note 18 - Shareholders' Equity and Earnings Per Common Share of the Consolidated Financial Statements. As of year-end 2016, the state statutory limit on future dividend payments by the Bank totaled $82 million. This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula.

At year-end 2016, the holding company had $43 million in cash and equivalents, compared to $36 million at the start of the year. The Parent’s cash is held on deposit in the Bank. The Bank paid $33 million in dividends to the holding company in 2016, which was an increase from $28 million in 2015. There were no dividends to the holding company from the insurance subsidiary totaled in 2016 and $6 million in 2015. The holding company has a $15 million unsecured line of credit, which had a $10 million outstanding balance at year-end 2016 and which was unused at year-end 2015. During 2016, the holding company also collected $9 million in accumulated taxes payable from its subsidiaries. The holding company invested $18 million in the purchase of equity securities in 2016 in support of the consolidated strategy for investments and asset liability management.

The Bank’s primary ongoing source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale of investment securities. The Bank targets to grow customer deposits by increasing its market share among its regions in order to sustain loan growth as a primary component of its strategy. Deposit strategies also consider relative deposit costs as well as relationship and market share objectives. The Bank’s acquisition strategy is also targeted to supplement business activities including bank acquisitions and acquisitions of branches. The First Choice acquisition was viewed by the Company as an important contribution to the Company’s liquidity position and resources. Additionally, the Bank has expanded its use of wholesale funding sources, including borrowings and brokered time deposits. The Company monitors the loans/deposits ratio in assessing directional changes in its liquidity, and in the past has allowed this metric to reach levels near 110% depending on the timing of business activity, while generally keeping it in the range of 100% - 105% as a working target. The Company also monitors the levels of its wholesale funding in relationship to total assets. Brokered deposits can be more volatile than customer deposits depending on Company and economic events. FHLBB borrowings are in the context of standard, long-term FHLB programs but overall availability is constrained by collateral tests.

The Company also monitors the liquidity of investment securities and portfolio loans and has increased its active management of the loan portfolio to accomplish Company objectives, including liquidity goals. The Bank relies on its borrowings availability with the FHLBB for routine operating liquidity, and has other overnight borrowing relationships for contingency liquidity purposes. In 2015, the Bank increased its pledging of investment securities to support municipal deposits and its use of two way reciprocal money market accounts to provide additional deposit assurance to institutional customers following its termination in the Massachusetts Depositors Insurance Fund. The Bank has also expanded its interest rate swaps with national counterparties to provide fixed interest instruments to large commercial borrowers. The Bank has strengthened its liquidity planning and management processes in conjunction with its overall growth and regulatory expectations.

In 2016, the Bank’s primary use of funds was loan growth and the primary sources of funds were deposit growth and the run-off of investment securities. The Bank’s balance sheet management in 2016 included the anticipated integration of the $1.1 billion First Choice balance sheet, which resulted in changes in certain asset management and funding strategies. The First Choice acquisition improved the Bank’s ratio of loans/deposits to 99% at year-end 2016 and was viewed as a strategic enhancement to the Bank’s liquidity profile. The Bank’s plans for 2017 include an emphasis on growing loans and deposits at generally similar rates and maintaining the loan/deposit ratio in the 100-105% range. The addition of the First Choice warehouse of mortgage loans held for sale has added another attractive and profitable liquid asset to the Bank’s balance sheet; this warehouse is not included in the total of gross loans, which is based on loans held for investment. The Bank’s total FHLBB unused borrowing availability was $559 million at year-end, compared to $576 million at the start of the year. The Bank is also expanding its list of approved correspondent banks and the availability of federal funds lines to the Company, although there has been no regular use of those lines historically or contemplated.

The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market. Secondary market counterparties include federal mortgage agencies and selected U.S. financial institutions. The Bank works with third parties in hedging interest rate locks with to-be-announced mortgage backed securities and arranging commitments for the sale of individual loans to approved secondary market investors. Most sales are on a servicing released basis. With the addition of First Choice Bank, the secondary market has increased as an element of the Bank’s liquidity management profile. For 2016, the pro-forma combined sale of held for sale residential mortgages to the secondary markets exceeded $2.5 billion for the combined Berkshire and First Choice mortgage banking operations. Berkshire has additionally developed financial institution banking relationships in and around its regions for the wholesale purchase and sale of seasoned loans. The secondary market for jumbo mortgages has been limited in recent years and a significant percentage of these loan originations were retained on the Bank’s books in 2016 and 2015. Berkshire’s financial institution banking has also expanded wholesale transactions of commercial loans, including purchases and sales of whole loans and participations in syndicated loan transactions.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. Due to the unusual and prolonged low interest rate environment, there is uncertainty about the behavior of deposits if interest rates increase at some future time as is anticipated. The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning. The Bank manages the concentration of deposits from customers and in various regions and product types. The Company does not believe that it has significant exposure to “surge deposits” that arose after the financial crisis and would be viewed as potentially unstable funding sources in the future. The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis. The Bank actively manages all aspects of its balance sheet to achieve its objectives for earnings, liquidity, asset quality, interest rate risk, and capital.

CAPITAL RESOURCES
The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s long term goal is to use capital efficiently to achieve its objective to become a higher performance company with a targeted return on equity exceeding 10%. A double digit return on equity is used to benchmark all lending and investment programs, together with all acquisition analyses. The Company seeks to maintain a competitive cost of capital and capital structure. The Company generally targets to maintain a ratio of tangible equity/tangible assets in the range of 7-8%.

Berkshire views its internal return on tangible capital as the primary capital resource of the Company. The return on tangible equity measured 12.5% in 2016 and 2015. This capital generation was sufficient to support shareholder dividends and targeted organic growth while also enhancing the strength of the Company’s capital ratios.

The Company maintains a universal shelf registration of capital securities with the SEC. There has been no use of this shelf for several years. The Company sometimes uses issuances of unregistered stock for targeted small contractual payments. The Company has an approved stock repurchase program for 500,000 shares. There have been no recent repurchases under this program and no specific repurchases are presently contemplated. The Company normally uses common stock as a significant component consideration for business combinations. These activities have generally been accretive to the Company’s capital ratios and minimized tangible book value dilution. The resulting stock issuances have meaningfully increased the float and market capitalization of the Company, which exceeded $1 billion for the first time in 2016. The Company regularly evaluates the markets for capital instruments and views itself as well positioned to access additional capital in various ways if appropriate based on future changes in conditions. Additional discussion of the Company’s capital management is contained in the Shareholders’ Equity section of the discussion of Changes in Financial Condition in this report.

AVERAGE BALANCES, INTEREST, AVERAGE YIELDS/COST AND RATE/VOLUME ANALYSIS
Tables with the above information are presented in Item 6 of this report.

CONTRACTUAL OBLIGATIONS
The year-end 2016 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

FHLBB borrowings (1)	$1,214,835	$1,157,118	$43,901	$5,776	$8,040
Subordinated notes	89,161	—	—	—	89,161
Operating lease obligations (2)	122,352	14,016	21,728	17,721	68,887
Purchase obligations (3)	95,850	15,657	28,327	26,252	25,614
Total Contractual Obligations	$1,522,198	$1,186,791	$93,956	$49,749	$191,702
_______________________________
Acquisition related obligations are not included.
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2027 and the rates vary by borrowing.
(2) Consists of leases, bank branches, and ATMs through 2039.
(3) Consists of obligations with multiple vendors to purchase a broad range of services.

Further information about borrowings and lease obligations is disclosed in Note 12 - Borrowed Funds and Note 17 - Other Commitments, Contingencies, and Off-Balance Sheet Activities of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. The Company views these transactions as ordinary to its business activities and its assessment is that there are no material changes in these arrangements at year-end 2016 compared to year-end 2015 except for the completion of the 44 Business Capital acquisition, which was pending at year-end 2015. The operating lease obligations shown in the table above increased by $38 million in 2016 primarily due to the impact of business combinations. As previously reported in the discussion of changes in financial condition, Berkshire has outstanding derivative financial instruments and engages in hedging activities, and the fair value of these contracts is recorded on the balance sheet. The other commitments listed in the notes to the financial statements included a $141 million increase in loan origination commitments and a $119 million increase in construction related commitments which are related to the Company’s expanded business operations including business combinations.

FAIR VALUE MEASUREMENTS
The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. These measurements are discussed further in the mergers and acquisitions note to the financial statements. The premium or discount value of acquired loans has historically been the most significant element of this presentation.

Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this presentation. This discount is a Level 3 estimate and reflects management’s subjective judgments. At year-end 2016, the premium value of the loan portfolio was $27 million, or 0.4% of carrying value, compared to $42 million, or 0.7% of carrying value at year-end 2015. This decrease reflected the impact of the acquired loans recorded at fair value and higher year-end interest rates and spreads available in the market, which offset the benefit of improved asset quality.

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

Financial instruments comprise the majority of the Company assets and liabilities. The net combined fair value of those instruments contributes to the economic value of the Company’s equity. This net premium value of financial instruments increased by $109 million to $615 million in 2016, reflecting the benefit of the tangible equity contributed by the First Choice acquisition plus the contribution of retained earnings, and less the impact of the lower premium related to loans, together with the other balance sheet changes. Instruments acquired in business combinations were recorded at fair value at acquisition date. These measures do not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
Please refer to the notes on Recently Adopted Accounting Principles and Future Application of Accounting Pronouncements in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company maintains an Enterprise Risk Management/Asset-Liability Committee (ERM/ALCO) that is responsible for reviewing its asset-liability policies and interest rate risk position. This Committee meets regularly, and the Chief Financial Officer and Treasurer report trends and interest rate risk position to the Risk Management and Capital Committee of the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s net interest income and earnings.

The Company manages its interest risk by analyzing the sensitivities and adjusting the mix of its assets and liabilities, including derivative financial instruments. The Company also uses secondary markets, brokerages, and counterparties to accommodate customer demand for long term fixed rate loans and to provide it with flexibility in managing its balance sheet positions. When the Company enters into business combinations, it integrates existing and acquired operations as appropriate to achieve its objectives for the combined businesses.
Quantitative Aspects of Market Risk. Berkshire has a targeted position to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating models of net interest income over one year, two years, and three year time horizons. The Company models a base case assuming no changes in interest rates or balance sheet composition and then assuming various scenarios of ramped interest rate changes, shocked interest rate changes, changes predicted by the forward yield curve, and changes involving twists in the yield curve. The primary focus is on a two-year scenario where interest rates ramp up by 200 basis points in the first year. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value of changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the ramped change described above, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings were expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2016
+300	$9,904	3.96%	$7,659	3.07%
+200	7,497	3.00	6,527	2.62
+100	4,632	1.85	4,448	1.78
-100	(5,853)	(2.34)	(10,100)	(4.05)

At December 31, 2015
+300	$6,472	2.88%	$(3,085)	(1.45)%
+200	4,326	1.93	(1,692)	(0.79)
+100	3,888	1.73	7,608	3.57
-100	(3,935)	(1.75)	(4,620)	(2.17)

As of year-end 2016, Berkshire remained modestly asset sensitive over the medium term in most interest rate parallel shift scenarios. Increases in interest rates result in higher interest income compared to the scenario of unchanged interest rates based on the static balance sheet as of year-end. The general trend is that results are asset sensitive in the first year as loans and securities tied to short-term indices are expected to reprice quickly. In year two, liability repricing partially catches up with asset repricing, as deposit rates catch-up due to the impact of maturing time deposits. In year three, asset sensitivity becomes more pronounced, as loan repricings accumulate. Berkshire’s asset sensitivity improved over the prior year due to its combined balance sheet strategies.

In the base case where interest rates remain flat the Company’s modeled net interest income on the static balance sheet would be adversely affected by margin tightening of 1-2 basis points per quarter on average due to ongoing yield compression that has reduced margins in recent years. However, based on its plans for ongoing asset growth, including the full period contribution of 2016 business combinations, the Company expects that net interest income will continue to grow in 2017 in a flat rate environment.

The forward yield curve anticipates that short term interest rates will increase as the economy recovers and the Federal Reserve Bank gradually increases the fed funds rate. In this scenario, the Company expects less margin tightening than in the flat rate scenario. Through its pricing disciplines and mix of business, Berkshire's goal is to manage its balance sheet to support the net interest margin.

With interest rates near historic lows, the Company’s focus is on the sensitivity of interest income to current low rates, to gradual increases in short term rates, and to volatility of long term rates in either direction. The Company has positioned itself to benefit from expected increases in interest rates and also seeks to monitor and manage risks associated with possible interest rate spikes if conditions revert suddenly from recent years affected by ongoing interventions from the monetary authorities. The Company’s long term target is to flexibly balance its growth, deposit funding, net interest margin, and interest rate risk management as it pursues its goals of expanding its footprint and improving its profitability.

In addition to modeling market risk in relation to net interest income, the Company also models net income at risk in various interest rate scenarios, including sensitivities of mortgage revenue and expense, and income tax impacts. Management considers the risks to net income in evaluating its overall asset liability management and strategies. With the First Choice acquisition, the Company’s income at risk in the event of higher long-term interest rates has increased due to the expected decrease in volume and margins in mortgage banking due to lower demand and heightened competition when interest rates rise. Actual sensitivities will depend on the mix of purchase and refinance activity and the strength of economic conditions if rates are rising. Compared to the base scenario of flat interest rates, the Company estimates that its net income is asset sensitive in the event of the 200 basis point ramped increase scenario, with the benefit of the increase in net interest income not fully offset by the decrease in mortgage banking earnings. In this model, the Company assumes that it will reduce variable mortgage banking expenses to partially offset the impact of lower mortgage banking revenue. In evaluating its risk, the Bank also considers the potential impact of interest rate changes on interest rate swap revenues, seasoned loan sale gains, recoveries on impaired loans, wealth management revenues, and deposit service charge income. Credit underwriting criteria and loan performance can be affected by interest rate and market changes, and overall business volumes and expenses tied to those volumes may be affected. The Company considers a range of factors in the overall net income and enterprise risk management related to market risk.

The Company also estimates the sensitivity of the economic value of its equity to interest rate shocks. The Company seeks to avoid having excess long term earnings at risk when interest rates rise in the future, as anticipated. At year-end 2016, the Company estimated that the economic value of equity would decrease by approximately 4% in the event of a 200 basis point upward interest rate shock. This is down from the 11% sensitivity that the Company modeled at year-end 2015 and from 8% that the Company modeled at September 30, 2016, before the First Choice acquisition. While First Choice was expected to have higher sensitivity to interest rate shocks, this was more than offset by the shorter modeled asset lives at year-end 2016 based on economic conditions at that date. Additionally, the modeled sensitivity benefited from certain modeling changes implemented in the fourth quarter which are further discussed below.

In a prolonged low rate environment, Berkshire has a number of business strategies to support its financial objectives. These include changes in volumes and mix of interest bearing assets and liabilities, as well as pricing strategies. The Company also considers its investments, borrowings, and derivatives strategies in managing its income and risk profile. Due to the limitations and uncertainties relating to model assumptions, the modeled computations should not be relied on as projections of income. Further, the computations do not reflect any actions that management may take in response to changes in interest rates.

In the unusual current economic and financial circumstances in the national markets, modeling assumptions depend significantly on subjective judgment which cannot be readily verified by historic data. Additionally, due to the Company’s expansion into new markets, it has more revenues dependent on customer behaviors in products and markets where it has less historic background for its modeling assumptions. The most significant modeling assumption relates to expectations for the interest sensitivity of non-maturity deposit accounts in a rising rate environment. The model assumes that deposit rate sensitivity will be a percentage of the market interest rate change. The rate sensitivity depends on the underlying amount of market rate change and the type of deposit account. The total impact of deposit sensitivity assumptions in the model for all deposits excluding time deposits results in an estimated deposit beta of approximately 40%. This equates to approximately an 80 basis point upward move in deposit costs at the end of two years in the Company’s model of a 200 basis point upward shift in interest rates. Time deposits include brokered time deposits and are viewed as tied more closely to national short term interest rate conditions. Including these deposits, the modeled deposit beta for total deposits is estimated at approximately 50%.

The Company updated various components of its interest rate risk methodologies and assumptions in the fourth quarter of 2016, including engaging a third party vendor to participate in this analysis. While various components of the analysis were adjusted, the net impact on the analysis of net interest income at risk was judged to be immaterial. This analysis included extending the anticipated lives of certain non-maturity deposits. The Company estimates that this assumption change contributed to the improvement in the measure of equity at risk compared to September 30, 2016. During the most recent quarter, the Company also implemented other modeling changes, including: changing to a different modeling system that provides more granularity and functionality for the modeling process; updating loan and time deposit prepayment assumptions, refining estimates and validating inputs related to loan spreads and floors, and expanding sensitivity analysis of various assumptions. The Company does not believe that the collective input of these modeling changes was material to the results of its calculations of net interest income or equity at risk for the period. The Company believes that its modeling enhancements are a significant investment in its risk management processes and will facilitate the Company’s growth, regulatory compliance, and potential profitability improvements.

As discussed previously, the Company terminated all of its $300 million in cash flow hedge interest rate swaps subsequent to year-end 2016. The Company believed that its net interest income, as measured at year-end, would remain asset sensitive in the event of a cancellation of the swaps, and the Company believed that it had other options at lower current period costs to support its asset sensitivity as needed. The Company believes that its net income may be neutral or liability sensitive without the swaps, but the Company believes that its net income would still improve in 2017 in this scenario based on its plans for growth and on alternative vehicles for managing its interest rate risk. The termination of the swaps is expected to positively impact the net interest margin in the near term due to the elimination of the higher fixed payment rate associated with these hedges of short term borrowings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2016. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company evaluated changes in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the last fiscal quarter. The Company determined that there were no changes that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting and the independent registered public accounting firm’s report on the Company’s internal control over financial reporting are contained in “Item 8 — Consolidated Financial Statements and Supplementary Data.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders - Proposal 2 - Election of Directors” in Berkshire’s Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Michael P. Daly	55	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank
Richard M. Marotta	58	Senior Executive Vice President of the Company; President - Berkshire Bank
Sean A. Gray	41	Senior Executive Vice President of the Company; Chief Operating Officer - Berkshire Bank
James M. Moses	40	Senior Executive Vice President, Chief Financial Officer of the Company; Chief Financial Officer - Berkshire Bank
George F. Bacigalupo	62	Senior Executive Vice President, Commercial Banking - Berkshire Bank
Michael D. Carroll	55	Executive Vice President, Specialty Lending - Berkshire Bank
Allan J. Costello	60	Executive Vice President, Home Lending - Berkshire Bank
Tami F. Gunsch	54	Executive Vice President, Retail Banking - Berkshire Bank
Gregory D. Lindenmuth	49	Executive Vice President, Chief Risk Officer - Berkshire Bank
Allison P. O'Rourke	41	Executive Vice President, Finance - Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Mr. Daly is employed pursuant to a three-year employment agreement which renews automatically if not otherwise terminated pursuant to its terms.

BIOGRAPHICAL INFORMATION

Michael P. Daly. Age 55.  Mr. Daly has served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since October 2002. Before these appointments, he served as Executive Vice President and Senior Loan Officer of the Bank. He has been an employee since 1986. He has served as a Director of the Company and the Bank since 2002.

Richard M. Marotta. Age 58.  Mr. Marotta was promoted to Senior Executive Vice President of the Company and President of the Bank in September 2015, having previously served as Executive Vice President, Chief Risk Officer since January 2010, as well as Chief Administrative Officer since July 2013. He is responsible for overall risk management, compliance, human resources, information technology, legal, and strategic services, and oversees audit, which reports to the Board. Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.

Sean A. Gray. Age 41.  Mr. Gray was promoted to Senior Executive Vice President of the Company and Chief Operating Officer of the Bank in September 2015, having previously served as Executive Vice President, Retail Banking since 2010 and as a Senior Vice President since April 2008. Mr. Gray is responsible for the operating teams of the bank, including retail banking, commercial banking, specialty lending, mortgage banking, wealth management, insurance, and marketing. Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking. Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

James M. Moses. Age 40.  Mr. Moses is Senior Executive Vice President, Chief Financial Officer of the Company and the Bank, since joining the Bank in July 2016. He is responsible for the accounting, treasury, and investor relations functions. Mr. Moses previously served at Webster Bank as Senior Vice President and Asset/Liability Manager. Mr. Moses joined Webster Bank in 2011 from M&T Bank where he spent four years in various roles including head mortgage trader, deposit products pricing manager and consumer credit card product manager. Prior to his work at M&T Bank Mr. Moses worked with United Benelux Investments and Credit Suisse providing services in the bond and mortgage trading and securitization field.

George F. Bacigalupo. Age 62. Mr. Bacigalupo was promoted to Senior Executive Vice President, Commercial Banking in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Mr. Bacigalupo is responsible for commercial banking, including the middle-market and asset based lending teams. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Michael D. Carroll. Age 55. Mr. Carroll is Executive Vice President, Specialty Lending of Berkshire Bank, a position he was promoted to in September 2016. Mr. Carroll has previously held the positions of EVP, Chief Risk Officer and SVP, Chief Credit Officer managing the risk and credit departments of the Bank. In his role as EVP, Specialty Lending he is responsible for Firestone Financial (equipment leasing) and 44 Business Capital (SBA Lending), along with business banking and is the acting commercial regional leader in the mid-Atlantic. He joined the company in 2009 as SVP, New York Regional Commercial Leader. Previously, Mr. Carroll was Senior Vice President, Middle Market banking at KeyBank.

Allan J. Costello. Age 60.  Mr. Costello is the EVP, Home Lending and the President of First Choice Loan Services, Inc., a position he was appointed to in January 2017. In this position, Mr. Costello is responsible for all mortgage banking operations of the Company, including originations and secondary marketing. Mr. Costello is also responsible for managing the Bank’s residential mortgage portfolio, mortgage servicing, and wholesale mortgage activities. He joined Berkshire Bank in 2011 and held the position of SVP, Audit prior to transitioning to the Home Lending Division in March 2016.

Tami F. Gunsch. Age 54.  Ms. Gunsch was promoted to Executive Vice President, Retail Banking of Berkshire Bank in September 2015, having previously served as Senior Vice President since October 2011. Ms. Gunsch joined Berkshire from Citizens Bank in 2009 as First VP of Retail Banking. She is responsible for all aspects of the retail banking consumer experience, including branch operations, consumer lending, call center, and electronic/mobile banking.

Gregory D. Lindenmuth. Age 49.  Mr. Lindenmuth is the Executive Vice President, Chief Risk Officer of Berkshire Bank. Mr. Lindenmuth is responsible for Credit, credit/risk administration, and loan workout. Mr. Lindenmuth previously served as Senior Risk Examiner for the Division of Risk Management Supervision with the FDIC, where he was employed for 24 years. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist and a member of the National Examination Procedures Committee.

Allison P. O’Rourke. Age 41. Ms. O’Rourke assumed the role of Executive Vice President, Finance in January 2017, having previously served as Executive Vice President, Investor Relations Officer and Financial Institutions Banking. She joined the Company in 2013 and is responsible for investor relations, financial institutions banking, and financial planning and analysis. She has nearly 20 years’ experience in the financial services industry. Ms. O’Rourke joined the Bank as Vice President in 2013 from the NYSE Euronext and previously worked in securities brokerage with Goldman Sachs and Speer Leeds and Kellogg.

Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Corporate Governance - Committees of the Board of Directors” and “Corporate Governance - Audit Committee” in the Proxy Statement.
For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at
http://ir.berkshirebank.com.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2016, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	108,842	$15.72	622,818
Equity compensation plans not approved by security holders	—	—	—
Total	108,842	$15.72	622,818

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” and “Procedures Governing Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the section “Proposals to be Voted on by Shareholders — Proposal 2 — Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Shareholders — Proposal 5 — Ratification of the Selection of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1] Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

2.1	Agreement and Plan of Merger by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, and First Choice Bank, dated as of June 24, 2016 (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (4)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Michael P. Daly (5)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (6)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and George F. Bacigalupo (7)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (8)
10.5	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (9)
10.6	Supplemental Executive Retirement Agreement between Berkshire Bank and Richard M. Marotta (10)
10.7	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Sean A. Gray (11)
10.8	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (12)
10.9	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (13)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (14)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (15)
10.12	Legacy Bancorp, Inc. Amended and Restated 2006 Equity Incentive Plan (16)
10.13	Berkshire Bank 2016 Executive Short Term Incentive Plan
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on November 4, 2014.
(2)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on December 16, 2016.
(4)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(7)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on September 23, 2016.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 29, 2016.
(11)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(12)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(13)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 9, 2012.
(14)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(15)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(16)	Incorporated herein by reference from the Exhibits to the Form 8-K filed by Legacy Bancorp, Inc. on December 22, 2010.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2017	By:	/s/ Michael P. Daly
Michael P. Daly
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President & Chief Executive Officer	March 1, 2017
Michael P. Daly	(principal executive officer)

/s/ James M. Moses	Senior Executive Vice President, Chief Financial Officer	March 1, 2017
James M. Moses	(principal financial and accounting officer)

/s/ William J. Ryan	Non-Executive Chairman	March 1, 2017
William J. Ryan

/s/ Paul T. Bossidy	Director	March 1, 2017
Paul T. Bossidy

/s/ Robert M. Curley	Director	March 1, 2017
Robert M. Curley

/s/ John B. Davies	Director	March 1, 2017
John B. Davies

/s/ J. Williar Dunlaevy	Director	March 1, 2017
J. Williar Dunlaevy

/s/ Cornelius D. Mahoney	Director	March 1, 2017
Cornelius D. Mahoney

/s/ Laurie Norton Moffatt	Director	March 1, 2017
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	March 1, 2017
Richard J. Murphy

/s/ Patrick J. Sheehan	Director	March 1, 2017
Patrick J. Sheehan

/s/ D. Jeffrey Templeton	Director	March 1, 2017
D. Jeffrey Templeton

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Consolidated Financial Statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

Management has excluded First Choice Bank and subsidiaries ("First Choice") from its assessment of internal control over financial reporting as of December 31, 2016 because this entity was acquired in a business combination in 2016. First Choice represents 15% of total assets and 2% of total revenue, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2016.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Michael P. Daly	/s/ James M. Moses
Michael P. Daly	James M. Moses
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2017	March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded First Choice Bank and subsidiaries (“First Choice”) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded First Choice from our audit of internal control over financial reporting. First Choice is a wholly-owned subsidiary whose total assets and total revenues represent 15% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2017

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2016	2015
Assets
Cash and due from banks	$71,494	$72,918
Short-term investments	41,581	30,644
Total cash and cash equivalents	113,075	103,562

Trading security	13,229	14,189
Securities available for sale, at fair value	1,209,537	1,154,457
Securities held to maturity (fair values of $337,680 in 2016 and $136,904 in 2015)	334,368	131,652
Federal Home Loan Bank stock and other restricted securities	71,112	71,018
Total securities	1,628,246	1,371,316

Loans held for sale, at fair value	120,673	13,191

Commercial real estate	2,616,438	2,059,767
Commercial and industrial loans	1,062,038	1,048,263
Residential mortgages	1,893,131	1,815,035
Consumer loans	978,180	802,171
Total loans	6,549,787	5,725,236
Less: Allowance for loan losses	(43,998)	(39,308)
Net loans	6,505,789	5,685,928

Premises and equipment, net	93,215	88,072
Other real estate owned	151	1,725
Goodwill	403,106	323,943
Other intangible assets	19,445	10,664
Cash surrender value of bank-owned life insurance	139,257	125,233
Deferred tax assets, net	41,128	42,526
Other assets	98,457	64,926
Total assets	$9,162,542	$7,831,086

Liabilities
Demand deposits	$1,278,875	$1,081,860
NOW deposits	570,583	510,807
Money market deposits	1,781,605	1,408,107
Savings deposits	657,486	601,761
Time deposits	2,333,543	1,986,600
Total deposits	6,622,092	5,589,135
Short-term debt	1,082,044	1,071,200
Long-term Federal Home Loan Bank advances	142,792	103,135
Subordinated notes	89,161	88,983
Total borrowings	1,313,997	1,263,318
Other liabilities	133,155	91,444
Total liabilities	8,069,244	6,943,897
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized, 36,732,129 shares issued, and 35,672,817 shares outstanding in 2016; 50,000,000 shares authorized, 32,321,962 shares issued, and 30,973,986 shares outstanding in 2015)	366	322
Additional paid-in capital	898,989	742,619
Unearned compensation	(6,374)	(6,997)
Retained earnings	217,494	183,885
Accumulated other comprehensive income (loss)	9,766	(3,305)
Treasury stock, at cost (1,059,312 shares in 2016 and 1,179,045 shares in 2015)	(26,943)	(29,335)
Total shareholders’ equity	1,093,298	887,189
Total liabilities and shareholders’ equity	$9,162,542	$7,831,086
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Interest and dividend income
Loans	$242,600	$211,347	$174,467
Securities and other	37,839	35,683	32,575
Total interest and dividend income	280,439	247,030	207,042
Interest expense
Deposits	30,883	22,948	19,185
Borrowings and subordinated notes	17,289	10,233	9,166
Total interest expense	48,172	33,181	28,351
Net interest income	232,267	213,849	178,691
Non-interest income
Loan related income	16,694	8,310	6,328
Mortgage banking income	7,555	4,133	2,561
Deposit related fees	24,963	25,084	24,635
Insurance commissions and fees	10,477	10,251	10,364
Wealth management fees	8,917	9,702	9,546
Total fee income	68,606	57,480	53,434
Other	(3,289)	(5,302)	2,646
(Loss) Gain on securities, net	(551)	2,110	482
Gain on sale of business operations, net	1,085	—	—
Loss on termination of hedges	—	—	(8,792)
Total non-interest income	65,851	54,288	47,770
Total net revenue	298,118	268,137	226,461
Provision for loan losses	17,362	16,726	14,968
Non-interest expense
Compensation and benefits	104,600	97,370	81,768
Occupancy and equipment	27,220	28,486	26,905
Technology and communications	19,883	16,881	14,764
Marketing and promotion	3,161	3,306	2,572
Professional services	6,199	5,172	4,211
FDIC premiums and assessments	5,066	4,649	4,284
Other real estate owned and foreclosures	691	833	801
Amortization of intangible assets	2,927	3,563	4,812
Merger, restructuring and conversion related expenses	15,461	17,611	8,491
Other	18,094	18,958	17,378
Total non-interest expense	203,302	196,829	165,986
Income from continuing operations before income taxes	77,454	54,582	45,507
Income tax expense	18,784	5,064	11,763
Net income	$58,670	$49,518	$33,744

Basic earnings per share	$1.89	$1.74	$1.36

Diluted earnings per share	$1.88	$1.73	$1.36

Weighted average common shares outstanding:
Basic	30,988	28,393	24,730
Diluted	31,167	28,564	24,854
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$58,670	$49,518	$33,744
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	18,860	(9,677)	25,287
Changes in unrealized gains and losses on derivative hedges	1,958	(5,232)	(1,010)
Changes in unrealized gains and losses on terminated swaps	—	—	3,237
Changes in unrealized gains and losses on pension	515	(1,177)	(2,308)
Total other comprehensive income (loss), before tax	21,333	(16,086)	25,206
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	(7,199)	3,640	(9,595)
Changes in unrealized gains and losses on derivative hedges	(835)	2,094	407
Changes in unrealized gains and losses on terminated swaps	—	—	(1,312)
Changes in unrealized gains and losses on pension	(228)	468	930
Total income tax (expense) benefit related to other comprehensive income (loss)	(8,262)	6,202	(9,570)
Total other comprehensive income (loss)	13,071	(9,884)	15,636
Total comprehensive income	$71,741	$39,634	$49,380
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Shares	Amount	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock (1)	Total
Balance at January 1, 2014	25,036	$265	$587,247	$(5,563)	$141,958	$(9,057)	$(36,788)	$678,062

Comprehensive income:
Net income	—	—	—	—	33,744	—	—	33,744
Other net comprehensive income	—	—	—	—	—	15,636	—	15,636
Total comprehensive income								49,380
Cash dividends declared ($0.72 per share)	—	—	—	—	(18,075)	—	—	(18,075)
Treasury stock purchased	(100)						(2,468)	(2,468)
Forfeited shares	(9)	—	(3)	221	—	—	(218)	—
Exercise of stock options	90	—	—	—	(1,181)	—	2,245	1,064
Restricted stock grants	187	—	(19)	(4,604)	—	—	4,623	—
Stock-based compensation	—	—	41	3,799	—	—	—	3,840
Net tax benefit related to stock-based compensation	—	—	(1,971)	—	—	—	—	(1,971)
Other, net	(21)	—	(6)	—	—	—	(539)	(545)
Balance at December 31, 2014	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287

Comprehensive income:
Net income	—	—	—	—	49,518	—	—	49,518
Other net comprehensive loss	—	—	—	—	—	(9,884)	—	(9,884)
Total comprehensive income								39,634
Acquisition of Hampden Bancorp, Inc.	4,186	42	114,562	—	—	—	—	114,604
Acquisition of Firestone Financial	1,442	15	42,092	—	—	—	—	42,107
Cash dividends declared ($0.76 per share)	—	—	—	—	(21,903)	—	—	(21,903)
Treasury stock purchased	(18)	—	—	—	—	—	(550)	(550)
Forfeited shares	(20)	—	47	509	—	—	(556)	—
Exercise of stock options	16	—	—	—	(176)	—	415	239
Restricted stock grants	226	—	440	(6,029)	—	—	5,589	—
Stock-based compensation	—	—	—	4,670	—	—	—	4,670
Net tax benefit related to stock-based compensation	—	—	167	—	—	—	—	167
Other, net	(41)	—	22	—	—	—	(1,088)	(1,066)
Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	58,670	—	—	58,670
Other net comprehensive income	—	—	—	—	—	13,071	—	13,071
Total comprehensive income								71,741
Acquisition of 44 Business Capital	45	—	—	—	—	—	1,217	1,217
Acquisition of First Choice Bank	4,410	44	151,004	—	—	—	—	151,048
Cash dividends declared ($0.80 per share)	—	—	—	—	(24,916)	—	—	(24,916)
Treasury stock purchased	—	—	4,632	—	—	—	(4,632)	—
Forfeited shares	(70)	—	148	1,789	—	—	(1,937)	—
Exercise of stock options	151	—	—	—	(145)	—	3,857	3,712
Restricted stock grants	211	—	575	(5,787)	—	—	5,212	—
Stock-based compensation	—	—	—	4,621	—	—	—	4,621
Net tax benefit related to stock-based compensation	—	—	(1)	—	—	—	—	(1)
Other, net	(48)	—	12	—	—	—	(1,325)	(1,313)
	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$58,670	$49,518	$33,744
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,362	16,726	14,968
Net amortization of securities	4,052	3,010	2,447
Unamortized net loan costs and premiums	(4,138)	(961)	(2,237)
Premises and equipment depreciation and amortization expense	8,393	8,594	8,292
Stock-based compensation expense	4,621	4,686	3,839
Accretion of purchase accounting entries, net	(9,407)	(10,074)	(6,938)
Amortization of other intangibles	2,927	3,563	4,812
Write down of other real estate owned	395	480	196
Excess tax loss from stock-based payment arrangements	(105)	(167)	(102)
Income from cash surrender value of bank-owned life insurance policies	(3,913)	(3,356)	(3,058)
(Loss) gain on sales of securities, net	551	(2,110)	(482)
Net decrease (increase) in loans held for sale	5,185	(3,212)	(3,653)
Loss on disposition of assets	1,318	3,514	662
Loss on sale of real estate	40	191	231
Loss on termination of hedges	—	—	3,237
Amortization of tax credits	8,882	11,428	1,668
Net change in other	3,309	4,458	(1,803)
Net cash provided by operating activities	98,142	86,288	55,823

Cash flows from investing activities:
Net decrease in trading security	599	570	541
Proceeds from sales of securities available for sale	421,843	41,169	143,488
Proceeds from maturities, calls and prepayments of securities available for sale	166,736	184,753	131,202
Purchases of securities available for sale	(400,053)	(285,637)	(575,504)
Proceeds from maturities, calls and prepayments of securities held to maturity	7,734	8,534	4,800
Purchases of securities held to maturity	(7,115)	(62,274)	(3,227)
Net change in loans	(334,347)	(388,091)	(481,846)
Acquisitions, net of cash paid	(48,180)	74,324	423,416
Net cash used for branch sale	—	(11,715)	—
Proceeds from surrender of bank-owned life insurance	258	554	—
Proceeds from sale of Federal Home Loan Bank stock	19,461	2,357	5,340
Purchase of Federal Home Loan Bank stock	(19,555)	(10,706)	(10,778)
Proceeds of premises and equipment	226	2,261	2,315
Purchase from premises and equipment, net	(9,101)	(7,340)	(8,451)
Net investment in limited partnership tax credits	(7,616)	(5,105)	(5,384)
Proceeds from sale of other real estate	1,515	1,854	4,784
Net cash used in investing activities	(207,595)	(454,492)	(369,304)
 (continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2016	2015	2014
Cash flows from financing activities:
Net increase in deposits	$140,730	$475,823	$340,856
Proceeds from Federal Home Loan Bank advances and other borrowings	9,364,599	8,566,300	5,432,069
Repayments of Federal Home Loan Bank advances and other borrowings	(9,365,159)	(8,620,064)	(5,443,853)
Purchase of treasury stock	—	(550)	(2,467)
Exercise of stock options	3,712	239	1,064
Excess tax loss from stock-based payment arrangements	—	167	102
Common stock cash dividends paid	(24,916)	(21,903)	(18,075)
Net cash provided by financing activities	118,966	400,012	309,696

Net change in cash and cash equivalents	9,513	31,808	(3,785)

Cash and cash equivalents at beginning of year	103,562	71,754	75,539

Cash and cash equivalents at end of year	$113,075	$103,562	$71,754

Supplemental cash flow information:
Interest paid on deposits	$28,777	$22,130	$18,439
Interest paid on borrowed funds	16,674	9,974	9,988
Income taxes (refunded) paid, net	16,229	429	746

Acquisition of non-cash assets and liabilities:
Assets acquired	1,169,086	948,796	18,064
Liabilities assumed	(965,529)	(762,261)	(441,550)

Other non-cash changes:
Other net comprehensive income (loss)	13,071	(9,884)	15,636
Real estate owned acquired in settlement of loans	340	2,085	4,500
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015, and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Mass. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

Cash and Cash equivalents
Cash and cash equivalents include cash, balances due from banks, and short-term investments, all of which had an original maturity within 90 days. Due to the nature of cash and cash equivalents and the near term maturity, the Company estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank’s business requires that it maintain amounts due from banks which at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held for Sale
Loans originated with the intent to be sold in the secondary market are accounted for under the fair value option. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized in non-interest income or non-interest expense as earned or incurred. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in non-interest income.

Loans that were previously held for investment that the Company has an active plan to sell are transferred to loans held for sale at the lower of cost or market (fair value). The market price is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Gains are recorded in non-interest income at sale to the extent that the sale price of the loan exceeds carrying value. Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan losses. Further changes in the fair value of the loan are recognized in non-interest income or expense, accordingly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company utilizes a blend of historical and industry portfolio loss rates for commercial real estate and commercial and industrial loans that are assessed by internal risk rating. Historical loss rates for residential mortgages, home equity and other consumer loans are not risk graded but are assessed based on the total of each loan segment. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Servicing Rights
Capitalized servicing rights are included in “other assets” in the consolidated balance sheet. Servicing assets are initially recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets with servicing retained.

The Company's servicing rights accounted for under the fair value method are carried on the consolidated balance sheet at fair value with changes in fair value recorded in income in the period in which the change occurs. Changes in the fair value of servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

The Company’s servicing rights accounted for under the amortization method are initially recorded at fair value. Under that method, capitalized servicing rights are charged to expense in proportion to and over the period of estimated net servicing income. Fair value of the servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Premises and Equipment
Land is carried at cost. Buildings, improvements, and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease, plus optional terms if certain conditions are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to the implied fair value of goodwill.

The Company performs an annual qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. If the results of the qualitative assessment suggest goodwill impairment, the Company would perform a two-step impairment test through the application of various quantitative valuation methodologies. Step 1, used to identify instances of potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount, including goodwill, exceeds its fair value, the second step of the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for the reporting unit exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited. The Company may elect to bypass the qualitative assessment and begin with Step 1.

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

Income tax benefits and/or tax deficiencies related to stock compensation determined as the difference between compensation cost recognized for financial reporting purposes and the deduction for tax, are recognized in the income statement as income tax expense or benefit in the period in which they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, ASU No. 2015-14, “Deferral of the Effective Date” was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, ASU No. 2016-08, “Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. The Company is currently evaluating the provisions of ASU No. 2014-09, and will be closely monitoring developments and additional guidance; however, this is not expected to be material to the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument specific credit risk. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements; however, this is not expected to be material to the Company's consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position.

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that changes in the counterparty to a derivative instrument designated as a hedge does not alone require it to be de-designated and therefore discontinue the application of hedge accounting. Companies are still required to evaluate whether it is probable that a counterparty will perform under the contract as part of the ongoing effectiveness assessment for hedge accounting. The new guidance is effective for annual periods beginning after December 15, 2016 and entities may adopt on a prospective or modified retrospective basis. The Company adopted ASU No. 2016-05 as of January 1, 2017. The prior reporting period was not retrospectively adjusted. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Options in Debt Instruments” clarifying the assessment of whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of their debt hosts, a criteria in assessing whether to bifurcate an embedded derivative. The new pronouncement clarifies the exercise contingency and the event triggering the contingency does not need to be evaluated in the clearly and closely analysis relative to interest rates or credit risks. Rather, the call or put would be evaluated as a derivative regardless of the exercise contingency. Further, if an entity is no longer required to bifurcate a put or call option per the new guidance, the entity has a one-time option to irrevocably elect to measure that debt instrument in its entirety at fair value with changes in fair value recognized in earnings. ASU No. 2016-06 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The ASU should be applied using the modified retrospective basis to existing instruments as of the beginning of the annual period of adoption. The Company adopted ASU No. 2016-06 as of January 1, 2017. The prior reporting period was not retrospectively adjusted. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting” which eliminates the requirement to retroactively adjust an investment that becomes subject to the equity method of accounting as a result of an increase ownership interest or degree of influence. Alternatively, an investor entity adds the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopts the equity method of accounting prospectively as of the qualifying date; no retroactive adjustment is required. Additionally, ASU No. 2016-07 specifies that when an available-for-sale equity security becomes qualified for the equity method of accounting, a company should recognize the unrealized holding gain or loss in accumulated other comprehensive income through earnings at the date the investment becomes qualified for use of the equity method. This guidance is effective for all entities for annual periods beginning after December 15, 2016, with early adoption permitted on a prospective basis. The Company adopted ASU No. 2016-07 as of January 1, 2017. The prior reporting period was not retrospectively adjusted. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. The ASU requires enhanced disclosures to provide better understanding surrounding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Most debt instruments will require a cumulative-effect adjustment to retained earnings on the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). However, there is instrument-specific transition guidance. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018. The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. The Company expects the primary changes to be the application of the expected credit loss model to the financial statements. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is currently evaluating the impact of this pronouncement to the consolidated financial statements.

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

NOTE 2. ACQUISITIONS

44 Business Capital
On April 29, 2016, the Company acquired and assumed the business model, certain assets, and certain liabilities of 44 Business Capital LLC, along with certain loans and other assets of Parke Bank’s (“Parke”) SBA 7(a) loan program operations. 44 Business Capital was a joint venture of Parke (51%) and a management group (49%), 44 Amigos LLC, located in Blue Bell, Pennsylvania. 44 Business Capital was engaged in originating, servicing, and selling SBA loans using Parke’s SBA PLP preferred lender license.

The transaction includes acquiring assets, key people, systems, and processes necessary for a market participant to run operations as a business. In accordance with ASC 805-10-55, the transaction was recorded as a business combination, resulting in acquisition accounting in which all assets acquired and liabilities are assumed at fair value.

The loans acquired by the Bank were the unguaranteed portions of SBA loans of which $35.6 million were recorded as commercial real estate and $1.2 million were recorded as commercial & industrial. Servicing rights on a notional loan balance of $148 million were also acquired. The Company expects the acquisition to expand its SBA lending program on a super-regional and national basis with the intent of selling many of these loans on the secondary market. It expands and diversifies the Company's fee revenue sources. Additionally, the acquisition of 44 Business Capital expands the Company’s product lines, creates cross-selling opportunities, and adds niche lending to its portfolio. 44 Business Capital will operate as a direct small business lending division reporting up through the Company’s established Specialty Lending line of business.

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

		Fair Value		As Recorded by
(in thousands)	As Acquired	Adjustments		the Company
Consideration paid:
Company common stock issued to certain 44 Business Capital shareholders (44,840 shares)				$1,217
Cash paid to 44 Business Capital shareholders and Parke				55,649
Total consideration paid				$56,866
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$107	$—		$107
Loans	42,627	(5,400)	(a)	37,227
Premises and equipment	69	(36)	(b)	33
Other assets	3,076	639	(c)	3,715
Other liabilities	(108)	—		(108)
Total identifiable net assets	$45,771	$(4,797)		$40,974

Goodwill				$15,892
________________________________
Explanation of Certain Fair Value Adjustments

(a)
The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio. Loans with evidence of credit deterioration at acquisition are accounted for under ASC 310-30 and had a book value of $6.3 million and have a fair value $2.9 million. Non-impaired loans accounted for under ASC 310-10 had a book value of $36.4 million and have a fair value of $34.3 million. ASC 310-30 loans have a $708 thousand fair value adjustment discount that is accretable in earnings over an average estimated six-year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected cash flows. ASC 310-10 loans have a $2.1 million fair value adjustment discount that is amortized into income over the remaining term of the loans using the effective interest method.

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

Information about the acquired loan portfolio subject to ASC 310-30 as of April 29, 2016 is, as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$6,265
Contractual cash flows not expected to be collected (nonaccretable discount)	(2,623)
Expected cash flows at acquisition	3,642
Interest component of expected cash flows (accretable discount)	(708)
Fair value of acquired loans	$2,934

Capitalized goodwill, which is not amortized for book purposes, is deductible for tax purposes.

Direct acquisition and integration costs of the 44 Business Capital acquisition were expensed as incurred, and totaled $454 thousand during the twelve months ending December 31, 2016 and $285 thousand for the same period of 2015.

Ronald N. Lazzaro, P.C.
On December 2, 2016, the Company acquired and assumed certain assets and liabilities, as well as the operations, of Ronald N. Lazzaro, P.C. (“RNL”). RNL was an independent financial planning and investment services firm based in Rutland, Vermont. The operations and assets acquired from RNL have been renamed RNL & Associates, a division of BerkshireBanc Investment Services, reflecting RNL & Associates' new position as a key component of Berkshire Bank's financial planning and investment services platform. The Company expects the acquisition to expand its market share of wealth management services in its footprint, while creating a recurring source of fee revenue.

The transaction includes acquiring assets, key people, and processes necessary for a market participant to run operations as a business. In accordance with ASC 805-10-55, the transaction was recorded as a business combination, resulting in acquisition accounting in which all assets acquired and liabilities are assumed at fair value.

The Company agreed to pay $10.2 million, including $3.4 million in future contingent consideration comprised of cash and stock. RNL met all of the objectives for the contingent consideration and the payments were fully accrued as of the acquisition date. The acquired customer relationships (or customer account base) of RNL resulted in the capitalization of a $4.7 million customer relationship intangible. The asset will be amortized over the estimated useful life of the underlying customer accounts (10 years). The Company expects this acquisition to expand the market penetration of its wealth management and investment services, with a primary geographic focus on Vermont and the northeastern United States.

Capitalized goodwill of $5.5 million, which is not amortized for book purposes, is deductible for tax purposes.

Direct acquisition and integration costs of the RNL acquisition were expensed as incurred, and totaled $287 thousand during the twelve months ending December 31, 2016 and none for the same period of 2015.

First Choice Bank
At the close of business on December 2, 2016, the Company completed the acquisition of First Choice Bank and the merger of First Choice Bank into Berkshire Bank. As a result of this merger, First Choice Loan Services Inc. became a wholly-owned operating subsidiary of Berkshire Bank. With this acquisition, the Company added eight bank branches in the Princeton, New Jersey and Greater Philadelphia areas, as well as First Choice Loan Services, a best in class mortgage banking operations, which originates loans across a national platform. The Company expects its expanded branch and lending footprint to yield increased earnings accretion.

On acquisition date, First Choice Bank had 3.369 million outstanding common shares. First Choice Bank common shareholders received 1.945 million of the Company’s common shares based on an exchange ratio of 0.5773 shares of the Company’s common stock for each First Choice Bank share. On November 22, 2016, First Choice Bank held a special meeting of its preferred stockholders, who voted to approve the merger of First Choice Bank with and into Berkshire Bank. This vote also determined not to classify the merger as a liquidation event, as defined in First Choice Bank’s certificate of incorporation and the applicable certificates of designation for the series of convertible preferred stock. Accordingly, each outstanding share of First Choice Bank preferred stock was converted into the right to receive such number of Berkshire Hills common stock equal to the number of shares of First Choice Bank common stock issuable upon the conversion of the First Choice Bank preferred stock, multiplied by 0.5773. As of the closing date, 51,000 shares of First Choice Bank preferred stock were outstanding in the following series:

•	7,500 shares of Series A Preferred Stock, with each share convertible into 57.7300 shares of Berkshire Hills common stock (and cash in lieu of fractional shares);

•	15,000 shares of Series B Preferred Stock, with each share convertible into 57.7300 shares of Berkshire Hills common stock (and cash in lieu of fractional shares);

•	6,000 shares of Series C Preferred Stock, with each share convertible into 50.0694 shares of Berkshire Hills common stock (and cash in lieu of fractional shares);

•	10,000 shares of Series D Preferred Stock, with each share convertible into 41.2357 shares of Berkshire Hills common stock (and cash in lieu of fractional shares); and

•	12,500 shares of Series E Preferred Stock, with each share convertible into 36.3082 shares of Berkshire Hills common stock (and cash in lieu of fractional shares).

The Company issued 4.410 million total shares of common stock, valued at $34.25 per share based on the December 2, 2016 closing price. This resulted in a consideration value of $151.0 million.

Pursuant to the Merger Agreement, all outstanding options and warrants to purchase First Choice Bank common stock, whether or not vested, were terminated with a payment by First Choice Bank to the holder of the option or warrant. The payment was determined as the amount of cash equal to the excess, if any, of $16.00 over the applicable per share price of the option or warrant multiplied by the number of shares of First Choice Bank common stock that the holder could have purchased with the option or warrant if the holder had exercised the option or warrant immediately prior to the date of the merger.

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

		Fair Value		As Recorded by
(in thousands)	As Acquired	Adjustments		the Company
Consideration Paid:
Company common stock issued to First Choice Bank common and preferred shareholders				$151,048
Total consideration paid				$151,048
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$5,935	$—		$5,935
Investment securities	447,960	(6,009)	(a)	441,951
Loans held for sale	112,669	—		112,669
Loans, net	437,832	(13,061)	(b)	424,771
Premises and equipment	6,354	(878)	(c)	5,476
Core deposit intangibles	—	7,690	(d)	7,690
Deferred tax assets, net	9,626	8,175	(e)	17,801
Other assets	42,200	(60)	(f)	42,140
Deposits	(889,993)	(2,804)	(g)	(892,797)
Borrowings	(51,796)	68	(h)	(51,728)
Other liabilities	(15,019)	(5,877)	(i)	(20,896)
Total identifiable net assets	$105,768	$(12,756)		$93,012

Goodwill				$58,036
________________________________
Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of securities to their estimated fair value based on estimates at the date of acquisition.

(b)
The adjustment represents the write-off of the balance of $14.7 million in allowance for loan and lease losses and the write down of the book value of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. Loans with evidence of credit deterioration at acquisition are accounted for under ASC 310-30 and had a book value of $63.8 million and had a fair value of $36.4 million. Non-impaired loans accounted for under ASC 310-20 had a book value of $388.7 million and have a fair value of $388.3 million. ASC 310-30 loans have a $5.4 million fair value adjustment that is accretable in earnings over an estimated three-year life using the effective yield as determined on the date of acquisition. The effective yield is periodically adjusted for changes in expected flows. ASC 310-20 loans have a $5.8 million fair value adjustment premium that is amortized into expense over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

(c)
The amount represents the adjustment of the book value of furniture, fixtures, and equipment, to their estimated fair value and the immediate expensing of equipment not meeting the thresholds for capitalization in accordance with Company policy. The adjustments will be depreciated over the remaining estimated economic lives of the assets.

(d)
The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base (10 years).

(e)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

(f)
The amount consists of a $0.5 million write-off of goodwill and intangible assets from a prior First Choice Bank acquisition, a $0.1 million fair value adjustment to write-down other real estate owned based on market report data, and a $0.1 million write-off of prepaid assets due to obsolescence. These adjustments are not accretable into earnings in the statement of income.

(g)
The adjustment is necessary because the weighted average interest rate of deposits exceeded the cost of similar funding at the time of acquisition. The amount will be amortized over the estimated useful life of one year.

(h)	Adjusts borrowings to their estimated fair value, which is calculated based on the expected future cash flow of the borrowings.

(i)
Adjusts the book value of other liabilities to their estimated fair value at the acquisition date. The adjustment consists of a $4.0 million increase for the fair value of the above/below market leases, a $3.4 million establishment of a reserve on certain acquired loans determined to have specific risk at the time of acquisition, a $0.9 million net decrease related to non-level leases, and a $0.6 million write-off of deferred revenue.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, the Company estimated fair value by analyzing the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans acquired, as the loans were initially recorded at fair value. Information about the First Choice Bank acquired loan portfolio subject to ASC 310-30 as of December 2, 2016 is as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$63,820
Contractual cash flows not expected to be collected (nonaccretable discount)	(21,926)
Expected cash flows at acquisition	41,894
Interest component of expected cash flows (accretable discount)	(5,417)
Fair value of acquired loans	$36,477

Capitalized goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

Direct acquisition and integration costs of the First Choice Bank acquisition were expensed as incurred, and totaled $11.9 million during the twelve months ending December 31, 2016 and there were none for the same period of 2015.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisitions of First Choice Bank, RNL, and 44 Business Capital assuming the acquisitions were completed as of January 1, 2015. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisitions. These adjustments would have been different if they had been recorded on January 1, 2015, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisitions had the transactions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using Berkshire’s actual weighted-average shares outstanding for the periods presented plus the 45 thousand shares and 4.4 million shares issued as a result of the 44 Business Capital and First Choice Bank acquisitions, respectively. The unaudited pro forma information is based on the actual financial statements of Berkshire and the acquired businesses for the periods shown until the dates of acquisition, at which time the acquired business’ operations became included in Berkshire’s financial statements.

For the period from the date of acquisition through December 31, 2016, 44 Business Capital's net revenue was $5.5 million and net income was $1.3 million which includes $454 thousand of acquisition expenses. For whole-bank acquisitions, the Company has determined it is impractical to report the amounts of revenue and earnings of each entity since acquisition date. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of First Choice Bank’s operations are included in the Consolidated Statement of Income.

The unaudited pro forma information, for the twelve months ended December 31, 2016 and 2015, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit and customer relationship intangibles; and (c) an estimated tax rate of 40 percent. Direct acquisition expenses incurred by the Company during 2016, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Years ended December 31,
	2016	2015
Net interest income	$259,494	$249,533
Non-interest income	137,395	125,855
Net income	79,011	60,852
Pro forma earnings per share:
Basic	$2.25	$1.85
Diluted	$2.24	$1.84

NOTE 3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $0.9 million and $16.1 million pledged as collateral support for derivative financial contracts at year-end 2016 and 2015, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $17.0 million and $6.4 million at year-end 2016 and 2015, respectively.

NOTE 4. TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $11.4 million and $12.0 million and a fair value of $13.2 million and $14.2 million at year-end 2016 and 2015, respectively. Unrealized (losses) gains recorded through income on this security totaled ($0.4) million, ($0.2) million, and $0.6 million for 2016, 2015, and 2014, respectively. As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$117,910	$2,955	$(1,049)	$119,816
Agency collateralized mortgage obligations	652,680	2,522	(3,291)	651,911
Agency mortgage-backed securities	230,308	557	(2,181)	228,684
Agency commercial mortgage-backed securities	65,673	229	(1,368)	64,534
Corporate bonds	56,320	408	(722)	56,006
Trust preferred securities	11,578	368	(59)	11,887
Other bonds and obligations	10,979	195	(16)	11,158
Total debt securities	1,145,448	7,234	(8,686)	1,143,996
Marketable equity securities	47,858	19,296	(1,613)	65,541
Total securities available for sale	1,193,306	26,530	(10,299)	1,209,537
Securities held to maturity
Municipal bonds and obligations	203,463	3,939	(2,416)	204,986
Agency collateralized mortgage obligations	75,655	1,281	(411)	76,525
Agency mortgage-backed securities	9,102	—	(243)	8,859
Agency commercial mortgage-backed securities	10,545	—	(434)	10,111
Tax advantaged economic development bonds	35,278	1,596	—	36,874
Other bonds and obligations	325	—	—	325
Total securities held to maturity	334,368	6,816	(3,504)	337,680
Total	$1,527,674	$33,346	$(13,803)	$1,547,217

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$99,922	$4,763	$(124)	$104,561
Agency collateralized mortgage obligations	833,633	4,957	(5,554)	833,036
Agency mortgage-backed securities	127,274	542	(987)	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	42,849	—	(1,826)	41,023
Trust preferred securities	11,719	182	(1)	11,900
Other bonds and obligations	3,175	—	(34)	3,141
Total debt securities	1,118,572	10,444	(8,526)	1,120,490
Marketable equity securities	30,522	5,331	(1,886)	33,967
Total securities available for sale	1,149,094	15,775	(10,412)	1,154,457
Securities held to maturity
Municipal bonds and obligations	94,642	3,359	(34)	97,967
Agency collateralized mortgage-backed securities	68	3	—	71
Tax advantaged economic development bonds	36,613	1,924	—	38,537
Other bonds and obligations	329	—	—	329
Total securities held to maturity	131,652	5,286	(34)	136,904
Total	$1,280,746	$21,061	$(10,446)	$1,291,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2016 and 2015, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $16.2 million and $5.3 million, respectively. At year-end 2016 and 2015, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive income were $9.0 million and $954 thousand respectively. The year-end 2016 and 2015 related income tax benefit of $9.6 million and $2.4 million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of available for sale (AFS) and held to maturity (HTM) securities, segregated by contractual maturity at year-end 2016 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,803	$1,806
Over 1 year to 5 years	25,697	26,042	19,674	20,494
Over 5 years to 10 years	48,637	49,397	17,502	17,968
Over 10 years	122,453	123,428	200,087	201,917
Total bonds and obligations	196,787	198,867	239,066	242,185

Marketable equity securities	47,858	65,541	—	—
Mortgage-backed securities	948,661	945,129	95,302	95,495
Total	$1,193,306	$1,209,537	$334,368	$337,680

At year-end 2016 and 2015, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$51,292	$51,290	$27,687	$27,626
Securities pledged for municipal deposits	147,950	148,435	134,865	135,755
Total	$199,242	$199,725	$162,552	$163,381

Proceeds from the sale of AFS securities in 2016, 2015, and 2014 were $421.8 million, $41.2 million, and $143.5 million, respectively. The components of net realized gains and losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive loss and into earnings:

(In thousands)	2016	2015	2014
Gross realized gains	$2,762	$4,567	$2,601
Gross realized losses	(3,313)	(2,457)	(2,119)
Net realized (losses)/gains	$(551)	$2,110	$482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,049	$13,839	$—	$—	$1,049	$13,839
Agency collateralized mortgage obligations	3,291	319,448	—	—	3,291	319,448
Agency mortgage-backed securities	2,153	130,766	28	2,061	2,181	132,827
Agency commercial mortgage-back securities	1,368	44,860	—	—	1,368	44,860
Corporate bonds	11	4,780	711	19,655	722	24,435
Trust preferred securities	—	—	59	1,204	59	1,204
Other bonds and obligations	15	3,014	1	27	16	3,041
Total debt securities	7,887	516,707	799	22,947	8,686	539,654
Marketable equity securities	157	6,600	1,456	5,927	1,613	12,527
Total securities available for sale	$8,044	$523,307	$2,255	$28,874	$10,299	$552,181

Securities held to maturity
Municipal bonds and obligations	2,416	69,308	—	—	2,416	69,308
Agency collateralized mortgage obligations	411	14,724	—	—	411	14,724
Agency mortgage-backed securities	243	8,859	—	—	243	8,859
Agency commercial mortgage-back securities	434	10,111	—	—	434	10,111
Total securities held to maturity	3,504	103,002	—	—	3,504	103,002

Total	$11,548	$626,309	$2,255	$28,874	$13,803	$655,183

December 31, 2015
Securities available for sale
Debt securities:
Municipal bonds and obligations	$9	$1,587	$115	$3,400	$124	$4,987
Agency collateralized mortgage obligations	2,958	304,907	2,596	136,988	5,554	441,895
Agency mortgage-backed securities	306	34,543	681	35,522	987	70,065
Corporate bonds	30	6,934	1,796	21,587	1,826	28,521
Trust preferred securities	1	1,269	—	—	1	1,269
Other bonds and obligations	—	108	34	3,032	34	3,140
Total debt securities	3,304	349,348	5,222	200,529	8,526	549,877
Marketable equity securities	534	2,908	1,352	5,729	1,886	8,637
Total securities available for sale	$3,838	$352,256	$6,574	$206,258	$10,412	$558,514

Securities held to maturity
Municipal bonds and obligations	—	—	34	2,143	34	2,143
Total securities held to maturity	—	—	34	2,143	34	2,143

Total	$3,838	$352,256	$6,608	$208,401	$10,446	$560,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2016, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2016:

AFS municipal bonds and obligations
At year-end 2016, 16 of the 271 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 7.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. The bonds are investment grade rated, and there were no material underlying credit downgrades during 2016. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2016, 71 of the 218 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2016. All securities are performing.

AFS mortgage-backed securities
At year-end 2016, 52 out of a total of 105 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2016. All securities are performing.

AFS corporate bonds
At year-end 2016, 3 out of 11 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.9% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At year-end 2016, $0.7 million of the total unrealized losses were attributable to a $17.5 million investment. The Company evaluated these securities, with a Level 2 fair value of $16.8 million, for potential OTTI at December 31, 2016 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS trust preferred securities
At year-end 2016, 1 out of the 3 securities in the Company’s portfolio of AFS trust preferred securities was in an unrealized loss position. Aggregate unrealized losses represented 4.6% of the amortized cost of the security in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on this security supports its conclusions about the recoverability of the securities’ amortized cost basis. This security is investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFS other bonds and obligations
At year-end 2016, 5 of the 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.5% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2016. All securities are performing.

HTM Municipal bonds and obligations
At year-end 2016, 53 of the 199 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.4% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At year-end 2016, 1 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in an unrealized loss position. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"). Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2016. All securities are performing.

HTM mortgage-backed securities
At year-end 2016, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2016. All securities are performing.

Marketable Equity Securities
In evaluating its marketable equity securities portfolio for OTTI, the Company considers its ability to more likely than not hold an equity security to recovery. The Company additionally considers other various factors including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI is recognized immediately through earnings. At year-end 2016, 7 out of a total of 27 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 11.4% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2016. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Commercial and industrial loans include asset based lending loans, lease financing, and other commercial business loans. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto and other consumer loan classes. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.

A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from First Choice Bank, Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. The following is a summary of total loans:

	December 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$253,302	$34,207	$287,509	$210,196	$43,474	$253,670
Single and multi-family	191,819	125,672	317,491	214,823	36,783	251,606
Other commercial real estate	1,481,223	530,215	2,011,438	1,209,008	345,483	1,554,491
Total commercial real estate	1,926,344	690,094	2,616,438	1,634,027	425,740	2,059,767

Commercial and industrial loans:
Asset based lending	321,270	—	321,270	331,253	—	331,253
Other commercial and industrial loans	586,832	153,936	740,768	495,979	221,031	717,010
Total commercial and industrial loans	908,102	153,936	1,062,038	827,232	221,031	1,048,263

Total commercial loans	2,834,446	844,030	3,678,476	2,461,259	646,771	3,108,030

Residential mortgages:
1-4 family	1,583,794	297,355	1,881,149	1,454,233	332,747	1,786,980
Construction	11,178	804	11,982	26,704	1,351	28,055
Total residential mortgages	1,594,972	298,159	1,893,131	1,480,937	334,098	1,815,035

Consumer loans:
Home equity	313,521	80,279	393,800	307,159	53,446	360,605
Auto and other	478,368	106,012	584,380	311,328	130,238	441,566
Total consumer loans	791,889	186,291	978,180	618,487	183,684	802,171

Total loans	$5,221,307	$1,328,480	$6,549,787	$4,560,683	$1,164,553	$5,725,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	December 31, 2016	December 31, 2015
Unamortized net loan origination costs	$21,972	$17,448
Unamortized net premium on purchased loans	4,849	4,694
Total unamortized net costs and premiums	$26,821	$22,142

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and its lending partners share proportionally in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.  At year-end 2016 and 2015, the Company was servicing loans for participants totaling $459.3 million and $189.0 million, respectively.

In 2016, the Company purchased loans aggregating $190.8 million and sold loans aggregating $307.7 million. In 2015, the Company purchased loans aggregating $124.4 million and sold loans aggregating $121.0 million. Net gains (losses) on sales of loans were $8 million, $6 million, and $4 million for the years 2016, 2015, and 2014, respectively. These amounts are included in Loan Related Income on the Consolidated Statement of Income.

Most of the Company’s lending activity occurs within its primary markets in Western Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.1 billion, or 16.8%, and $0.8 billion, or 14.7% of total loans in 2016 and 2015, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2016 or 2015.

At year-end 2016, the Company had pledged loans totaling $100 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 12 - Borrowed Funds.

At year-end 2016 and 2015, the Company’s commitments outstanding to related parties totaled $38.7 million and $3.5 million, respectively, and the loans outstanding against these commitments totaled $25.6 million and $2.1 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, and immediate family members. For the years 2016 and 2015, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2016 totaled $1.3 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $46.8 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the $46.8 million, $34.8 million are Commercial Real Estate, $3.4 million are Commercial and Industrial loans, $7.3 million are Residential Mortgages and $1.3 million are Consumer loans.

The carrying amount of the acquired loans at December 31, 2015 totaled $1.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $21.4 million. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Of the $21.4 million, $15.8 million are Commercial Real Estate, $2.8 million are Commercial and Industrial loans, $2.6 million are Residential Mortgages, and $249 thousand are Consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2016	2015
Balance at beginning of period	$6,925	$2,541
Acquisitions	6,125	4,777
Reclassification from nonaccretable difference for loans with improved cash flows	2,488	3,640
Changes in expected cash flows that do not affect nonaccretable difference	(3,018)	—
Reclassification to TDR	(185)	—
Accretion	(3,597)	(4,033)
Balance at end of period	$8,738	$6,925

The following is a summary of past due loans at December 31, 2016 and 2015:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$253,302	$253,302	$—
Single and multi-family	618	110	624	1,352	190,467	191,819	155
Commercial real estate	481	2,243	4,212	6,936	1,474,287	1,481,223	—
Total	1,099	2,353	4,836	8,288	1,918,056	1,926,344	155
Commercial and industrial loans
Asset based lending	—	—	—	—	321,270	321,270	—
Other commercial and industrial loans	3,090	1,301	6,290	10,681	576,151	586,832	5
Total	3,090	1,301	6,290	10,681	897,421	908,102	5
Residential mortgages:
1-4 family	1,393	701	4,179	6,273	1,577,521	1,583,794	1,956
Construction	10	—	—	10	11,168	11,178	—
Total	1,403	701	4,179	6,283	1,588,689	1,594,972	1,956
Consumer loans:
Home equity	99	—	2,981	3,080	310,441	313,521	306
Auto and other	2,483	494	968	3,945	474,423	478,368	16
Total	2,582	494	3,949	7,025	784,864	791,889	322
Total	$8,174	$4,849	$19,254	$32,277	$5,189,030	$5,221,307	$2,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:
Construction	$—	$—	$58	$58	$210,138	$210,196	$—
Single and multi-family	65	160	70	295	214,528	214,823	—
Commercial real estate	1,523	831	3,286	5,640	1,203,368	1,209,008	—
Total	1,588	991	3,414	5,993	1,628,034	1,634,027	—
Commercial and industrial loans
Asset based lending	—	—	—	—	331,253	331,253	—
Other commercial and industrial loans	1,202	1,105	7,770	10,077	485,902	495,979	146
Total	1,202	1,105	7,770	10,077	817,155	827,232	146
Residential mortgages:
1-4 family	3,537	857	4,304	8,698	1,445,535	1,454,233	2,006
Construction	—	—	—	—	26,704	26,704	—
Total	3,537	857	4,304	8,698	1,472,239	1,480,937	2,006
Consumer loans:
Home equity	563	20	1,658	2,241	304,918	307,159	61
Auto and other	1,230	132	610	1,972	309,356	311,328	59
Total	1,793	152	2,268	4,213	614,274	618,487	120
Total	$8,120	$3,105	$17,756	$28,981	$4,531,702	$4,560,683	$2,272

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$47	$34,207	$—
Single and multi-family	2	—	437	439	4,726	125,672	—
Commercial real estate	1,555	—	765	2,320	30,047	530,215	—
Total	1,557	—	1,202	2,759	34,820	690,094	—
Commercial and industrial loans
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,850	15	1,262	3,127	3,369	153,936	24
Total	1,850	15	1,262	3,127	3,369	153,936	24
Residential mortgages:
1-4 family	321	343	2,015	2,679	7,283	297,355	443
Construction	—	—	—	—	—	804	—
Total	321	343	2,015	2,679	7,283	298,159	443
Consumer loans:
Home equity	753	—	870	1,623	957	80,279	353
Auto and other	542	314	1,686	2,542	387	106,012	791
Total	1,295	314	2,556	4,165	1,344	186,291	1,144
Total	$5,023	$672	$7,035	$12,730	$46,816	$1,328,480	$1,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2015
Commercial real estate:
Construction	$—	$—	$—	$—	$1,298	$43,474	$—
Single and multi-family	—	176	227	403	1,380	36,783	127
Commercial real estate	547	43	1,368	1,958	13,087	345,483
Total	547	219	1,595	2,361	15,765	425,740	127
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,214	505	1,420	3,139	2,775	221,031	785
Total	1,214	505	1,420	3,139	2,775	221,031	785
Residential mortgages:
1-4 family	2,580	311	1,880	4,771	2,572	332,747	212
Construction	—	—	—	—	—	1,351	—
Total	2,580	311	1,880	4,771	2,572	334,098	212
Consumer loans:
Home equity	82	277	837	1,196	118	53,446	111
Auto and other	1,491	145	1,081	2,717	132	130,238	187
Total	1,573	422	1,918	3,913	250	183,684	298
Total	$5,914	$1,457	$6,813	$14,184	$21,362	$1,164,553	$1,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at year-end 2016 and 2015:

	December 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	—	—	—	59	—	59
Single and multi-family	469	437	906	70	100	170
Other commercial real estate	4,212	765	4,977	3,285	1,368	4,653
Total	4,681	1,202	5,883	3,414	1,468	4,882
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—
Other commercial and industrial loans	6,285	1,155	7,440	7,624	597	8,221
Total	6,285	1,155	7,440	7,624	597	8,221

Residential mortgages:
1-4 family	$2,223	$1,572	$3,795	$2,298	$1,668	$3,966
Construction	—	—	—	—	—	—
Total	2,223	1,572	3,795	2,298	1,668	3,966
Consumer loans:
Home equity	2,675	517	3,192	1,597	727	2,324
Auto and other	952	895	1,847	551	893	1,444
Total	3,627	1,412	5,039	2,148	1,620	3,768

Total non-accrual loans	$16,816	$5,341	$22,157	$15,484	$5,353	$20,837
(1) At year-end 2016, acquired credit impaired loans account for $83 thousand of loans greater than 90 days past due that are not presented in the above table.
(2) At year-end 2015, acquired credit impaired loans account for $39 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2016 and 2015 were as follows:

Business Activities Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$25,549	$5,705	$2,775	$2,703	$36,732
Collectively evaluated	1,900,795	902,397	1,592,197	789,186	5,184,575
Total	$1,926,344	$908,102	$1,594,972	$791,889	$5,221,307

Business Activities Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$11,560	$7,191	$2,812	$1,810	$23,373
Collectively evaluated	1,622,467	820,041	1,478,125	616,677	4,537,310
Total	$1,634,027	$827,232	$1,480,937	$618,487	$4,560,683

Acquired Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,256	$635	$308	$406	$5,605
Purchased credit-impaired loans	34,820	3,369	7,283	1,344	46,816
Collectively evaluated	651,018	149,932	290,568	184,541	1,276,059
Total	$690,094	$153,936	$298,159	$186,291	$1,328,480

Acquired Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,749	$—	$570	$487	$4,806
Purchased credit-impaired loans	15,765	2,775	2,572	250	21,362
Collectively evaluated	406,226	218,256	330,956	182,947	1,138,385
Total	$425,740	$221,031	$334,098	$183,684	$1,164,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2016 and 2015 and for the years then ended:

Business Activities Loans

	At December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate	$18,905	$18,905	$—
Other commercial and industrial loans	382	382	—
Residential mortgages - 1-4 family	2,101	2,101	—
Consumer - home equity	1,605	1,605	—
With an allowance recorded:
Commercial real estate - single and multifamily	$179	$181	$2
Other commercial real estate	6,306	6,462	156
Other commercial and industrial loans	5,060	5,324	264
Residential mortgages - 1-4 family	538	674	136
Consumer - home equity	942	1,098	156

Total
Commercial real estate	$25,390	$25,548	$158
Commercial and industrial	5,442	5,706	264
Residential mortgages	2,639	2,775	136
Consumer	2,547	2,703	156
Total impaired loans	$36,018	$36,732	$714

Business Activities Loans

	At December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$2,000	$2,000	$—
Other commercial real estate	4,613	4,613	—
Other commercial and industrial loans	5,828	5,828	—
Residential mortgages - 1-4 family	1,181	1,181	—
Consumer - home equity	702	702	—
Consumer - other	1	1	—
With an allowance recorded:
Other commercial real estate	$4,798	$4,947	$149
Other commercial and industrial loans	1,341	1,362	21
Residential mortgages - 1-4 family	1,479	1,632	153
Consumer - home equity	903	999	96
Consumer - other	101	108	7

Total
Commercial real estate	$11,411	$11,560	$149
Commercial and industrial	7,169	7,190	21
Residential mortgages	2,660	2,813	153
Consumer	1,707	1,810	103
Total impaired loans	$22,947	$23,373	$426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	At December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate loans	$547	$547	$—
Residential mortgages - 1-4 family	208	208	—
Consumer - home equity	—	—	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$1,250	$1,358	$108
Other commercial real estate loans	2,209	2,351	142
Other commercial and industrial loans	576	635	$59
Residential mortgages - 1-4 family	89	100	$11
Consumer - home equity	292	406	114

Total
Commercial real estate	$4,006	$4,256	$250
Commercial and industrial	576	635	59
Residential mortgages	297	308	11
Consumer	292	406	114
Total impaired loans	$5,171	$5,605	$434

Acquired Loans

	December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,722	$1,722	$—
Residential mortgages - 1-4 family	274	274	—
Consumer - home equity	117	117	—
Consumer - other	177	177	—

With an allowance recorded:
Commercial real estate - single and multifamily	$638	$655	$17
Other commercial real estate loans	1,964	2,032	68
Residential mortgages - 1-4 family	266	296	$30
Consumer - home equity	167	192	25

Total
Commercial real estate	$4,324	$4,409	$85
Commercial and industrial	—	—	—
Residential mortgages	540	570	30
Consumer	461	486	25
Total impaired loans	$5,325	$5,465	$140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2016 and 2015:

Business Activities Loans

	December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$2,245	$92
Commercial real estate - single and multifamily	36	1	60	—
Other commercial real estate	6,463	1,155	12,487	302
Other commercial and industrial	3,349	131	3,870	177
Residential mortgages - 1-4 family	2,403	91	1,353	38
Consumer-home equity	612	5	442	13
Consumer-other	2	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	15	6	—	—
Other commercial real estate	7,576	349	3,214	132
Other commercial and industrial	2,002	225	810	37
Residential mortgages - 1-4 family	682	26	1,704	72
Consumer-home equity	999	35	83	—
Consumer - other	103	4	112	4

Total
Commercial real estate	$14,090	$1,511	$18,006	$526
Commercial and industrial	5,351	356	4,680	214
Residential mortgages	3,085	117	3,057	110
Consumer loans	1,716	44	637	17
Total impaired loans	$24,242	$2,028	$26,380	$867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$445	$60
Commercial mortgages - single and multifamily	—	—	2,014	57
Other commercial real estate	521	20	1,721	37
Commercial business loans	492	9	—	—
Residential mortgages - 1-4 family	293	12	463	6
Consumer - home equity	—	—	152	5
Consumer - other	105	1	59	5

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	1,064	115	623	33
Other commercial real estate	2,618	165	1,384	96
Residential mortgages - 1-4 family	214	25	304	9
Other commercial and industrial	369	17	31	3
Consumer - home equity	—	—	195	7

Total
Commercial real estate	$4,203	$300	$6,187	$283
Commercial and industrial	861	26	31	3
Residential mortgages	507	37	767	15
Consumer loans	105	1	406	17
Total impaired loans	$5,676	$364	$7,391	$318

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2016, 2015, and 2014 respectively. The tables include the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the year-ended December 31, 2015 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the year-ended December 31, 2014 were attributable to interest rate concessions, debt consolidations, and changes to payment terms.

	Modifications by Class For the twelve months ending December 31, 2016
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	5	$437	$437
Commercial - Other	5	16,651	16,651
Commercial and industrial - Other	4	555	555
Residential - 1-4 Family	2	5	5
Consumer - Home Equity	1	117	117
	17	$17,765	$17,765

	Modifications by Class For the twelve months ending December 31, 2015
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$123	$123
Commercial - Single and multifamily	2	307	307
Commercial - Other	4	8,577	7,274
Commercial and industrial - Other	6	9,041	8,904
Consumer - Other	1	999	999
	14	$19,047	$17,607

	Modifications by Class For the twelve months ending December 31, 2014
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$623	$623
Commercial - Other	10	9,190	9,190
Residential - 1-4 Family	5	600	598
Residential - Construction	1	102	102
	17	$10,515	$10,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose the recorded investment and number of modifications for TDRs for the prior years where a concession was made and the borrower subsequently defaulted in the respective reporting period. For the year ended 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that subsequently defaulted for the twelve months ending December 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$—
Commercial - Other	1	373
Commercial and industrial - Other	4	6,579
Residential - 1-4 Family	2	169
	8	$7,121

	Modifications that subsequently defaulted for the twelve months ending December 31, 2014
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial and industrial - Other	2	$101
	2	$101

The following table presents the Company’s TDR activity in 2016 and 2015:

(In thousands)	2016	2015
Balance at beginning of year	$22,048	$16,714
Principal payments	(5,870)	(5,460)
TDR status change (1)	2,235	—
Other reductions (2)	(2,348)	(3,160)
Newly identified TDRs	17,764	13,954
Balance at end of year	$33,829	$22,048
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

As of December 31, 2016, the Company maintained foreclosed residential real estate property with a fair value of
$151 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2016 and December 31, 2015 totaled $4.8 million and $7.5 million, respectively.
As of December 31, 2015, foreclosed residential real estate property totaled $675 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2016, 2015, and 2014 was as follows:

Business Activities Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	2,127	4,620	2,036	1,722	—	10,505
Recoveries on charged-off loans	243	123	159	267	—	792
Provision for loan losses	3,781	6,551	2,063	1,946	27	14,368
Balance at end of year	$16,405	$9,371	$7,752	$5,447	$254	$39,229
Individually evaluated for impairment	158	264	136	156	—	714
Collectively evaluated	16,247	9,107	7,616	5,291	254	38,515
Total	$16,405	$9,371	$7,752	$5,447	$254	$39,229

Business Activities Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$14,690	$5,206	$6,836	$5,928	$135	$32,795
Charged-off loans	6,865	2,358	1,215	1,183	—	11,621
Recoveries on charged-off loans	164	169	141	285	—	759
Provision for loan losses	6,519	4,300	1,804	(74)	92	12,641
Balance at end of year	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Individually evaluated for impairment	149	21	153	103	—	426
Collectively evaluated	14,359	7,296	7,413	4,853	227	34,148
Total	$14,508	$7,317	$7,566	$4,956	$227	$34,574

Business Activities Loans

(In thousands) 2014	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$13,705	$5,173	$6,937	$3,644	$68	$29,527
Charged-off loans	4,207	2,500	1,455	1,308	—	9,470
Recoveries on charged-off loans	9	193	186	285	—	673
Provision for loan losses	5,183	2,340	1,168	3,307	67	12,065
Balance at end of year	$14,690	$5,206	$6,836	$5,928	$135	$32,795
Individually evaluated for impairment	922	—	155	66	—	1,143
Collectively evaluated	13,768	5,206	6,681	5,862	135	31,652
Total	$14,690	$5,206	$6,836	$5,928	$135	$32,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	977	1,095	829	620	—	3,521
Recoveries on charged-off loans	61	266	144	91	—	562
Provision for loan losses	1,316	663	475	540	—	2,994
Balance at end of year	$2,303	$1,164	$766	$536	$—	$4,769
Individually evaluated for impairment	250	60	11	111	—	432
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	2,053	1,104	755	425	—	4,337
Total	$2,303	$1,164	$766	$536	$—	$4,769

Acquired Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$790	$1,093	$615	$369	$—	$2,867
Charged-off loans	681	752	642	992	—	3,067
Recoveries on charged-off loans	418	289	64	78	—	849
Provision for loan losses	1,376	700	939	1,070	—	4,085
Balance at end of year	$1,903	$1,330	$976	$525	$—	$4,734
Individually evaluated for impairment	43	—	30	25	—	98
Purchased credit-impaired loans	42	—	—	—	—	42
Collectively evaluated	1,818	1,330	946	500	—	4,594
Total	$1,903	$1,330	$976	$525	$—	$4,734

Acquired Loans

(In thousands) 2014	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of year	$2,339	$597	$625	$235	$—	$3,796
Charged-off loans	1,477	510	1,141	1,255	—	4,383
Recoveries on charged-off loans	261	35	179	76	—	551
Provision for loan losses	(333)	971	952	1,313	—	2,903
Balance at end of year	$790	$1,093	$615	$369	$—	$2,867
Individually evaluated for impairment	48	—	48	75	—	171
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated	742	1,093	567	294	—	2,696
Total	$790	$1,093	$615	$369	$—	$2,867

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At year-end 2016, the allowance for loan losses related to acquired loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under ASC 310-30 and ASC 310-20 was $4.8 million using the above mentioned criteria. The Company presented several tables within this footnote separately for business activity loans and acquired loans in order to distinguish the credit performance of the acquired loans from the business activity loans.

The following tables present the Company’s loans by risk rating at year-end 2016 and 2015:

Business Activities Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Grade:
Pass	$253,302	$208,138	$189,310	$212,900	$1,434,762	$1,155,770	$1,877,374	$1,576,808
Special mention	—	—	334	—	5,827	3,449	6,161	3,449
Substandard	—	2,058	2,175	1,923	40,598	49,716	42,773	53,697
Doubtful	—	—	—	—	36	73	36	73
Total	$253,302	$210,196	$191,819	$214,823	$1,481,223	$1,209,008	$1,926,344	$1,634,027

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial
(In thousands)	2016	2015	2016	2015	2016	2015
Grade:
Pass	$321,270	$331,253	$569,704	$455,710	$890,974	$786,963
Special mention	—	—	123	24,578	123	24,578
Substandard	—	—	13,825	15,691	13,825	15,691
Doubtful	—	—	3,180	—	3,180	—
Total	$321,270	$331,253	$586,832	$495,979	$908,102	$827,232

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2016	2015	2016	2015	2016	2015
Grade:
Pass	$1,578,913	$1,449,073	$11,178	$26,704	$1,590,091	$1,475,777
Special mention	701	857	—	—	701	857
Substandard	4,179	4,303	—	—	4,179	4,303
Total	$1,583,793	$1,454,233	$11,178	$26,704	$1,594,971	$1,480,937

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2016	2015	2016	2015	2016	2015
Performing	$310,846	$305,562	$477,416	$310,777	$788,262	$616,339
Nonperforming	2,675	1,597	952	551	3,627	2,148
Total	$313,521	$307,159	$478,368	$311,328	$791,889	$618,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Grade:
Pass	$33,461	$42,176	$119,414	$32,796	$496,562	$324,614	$649,437	$399,586
Special mention	—	—	907	655	1,622	352	2,529	1,007
Substandard	746	1,298	5,351	3,332	32,031	20,517	38,128	25,147
Total	$34,207	$43,474	$125,672	$36,783	$530,215	$345,483	$690,094	$425,740

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial
(In thousands)	2016	2015	2016	2015	2016	2015
Grade:
Pass	$—	$—	$147,102	$212,825	$147,102	$212,825
Special mention	—	—	1,260	487	1,260	487
Substandard	—	—	5,574	7,719	5,574	7,719
Total	$—	$—	$153,936	$221,031	$153,936	$221,031
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2016	2015	2016	2015	2016	2015
Grade:
Pass	$294,983	$329,375	$804	$1,351	$295,787	$330,726
Special mention	343	311	—	—	343	311
Substandard	2,029	3,061	—	—	2,029	3,061
Total	$297,355	$332,747	$804	$1,351	$298,159	$334,098

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2016	2015	2016	2015	2016	2015
Performing	$79,762	$52,719	$105,117	$129,345	$184,879	$182,064
Nonperforming	517	727	895	893	1,412	1,620
Total	$80,279	$53,446	$106,012	$130,238	$186,291	$183,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2016			December 31, 2015
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$16,816	$5,424	$22,240	$15,484	$5,391	$20,875
Substandard Accruing	51,125	44,177	95,302	60,549	32,560	93,109
Total Classified	67,941	49,601	117,542	76,033	37,951	113,984
Special Mention	7,479	4,323	11,802	29,036	2,259	31,295
Total Criticized	$75,420	$53,924	$129,344	$105,069	$40,210	$145,279

NOTE 8. PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2016	2015	Estimated Useful Life
Land	$10,563	$10,719	N/A
Buildings and improvements	85,319	81,058	5 - 39 years
Furniture and equipment	42,693	34,950	3 - 7 years
Construction in process	4,084	1,860
Premises and equipment, gross	142,659	128,587
Accumulated depreciation and amortization	(49,444)	(40,515)

Premises and equipment, net	$93,215	$88,072

Depreciation and amortization expense for the years 2016, 2015, and 2014 amounted to $8.4 million, $8.6 million, and $8.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company completed three acquisitions during 2016 which resulted in the capitalization of goodwill and other intangibles. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. There were two acquisitions during 2015. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2016 and 2015 is as follows:

(In thousands)	2016	2015
Balance, beginning of the period	$323,943	$264,742
Goodwill acquired and adjusted:
44 Business Capital	15,892	—
Ronald N. Lazzaro, PC	5,492	—
First Choice Bank	58,036	—
Hampden Bancorp Acquisition	—	42,513
Firestone Financial	—	17,503
Adjustments (1)	(257)	(814)
Balance, end of the period	$403,106	$323,943
______________________________________________________________________________________________________

(1)
In 2016, goodwill related to the Hampden and Firestone acquisitions was adjusted since acquisition dates to reflect new information available during the one-year measurement period. In 2015, goodwill was adjusted to reflect the subsequent sale of the Company's Tennessee operations, which were originally obtained from the acquisition of Beacon Federal in 2012.

The Company tests goodwill impairment annually as of September 30, 2016 using third quarter data. The results of the qualitative assessment indicated it is more likely than not that the reporting unit's fair value exceeds its carrying amount, and accordingly, the two-step impairment test was not performed. If events or changes in circumstances indicate that impairment is possible, the Company will perform additional reviews. No impairment was recorded on goodwill for 2016 and 2015.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2016
Non-maturity deposits (core deposit intangible)	$44,523	$(30,099)	$14,424
Insurance contracts	7,558	(7,504)	54
All other intangible assets	7,866	(2,899)	4,967
Total	$59,947	$(40,502)	$19,445
December 31, 2015
Non-maturity deposits (core deposit intangible)	$36,833	$(28,099)	$8,734
Insurance contracts	7,558	(6,863)	695
All other intangible assets	3,894	(2,659)	1,235
Total	$48,285	$(37,621)	$10,664

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $2.9 million in 2016, $3.6 million in 2015, and $4.8 million in 2014.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2016 is as follows: 2017- $3.9 million; 2018- $3.6 million; 2019- $3.3 million; 2020- $3.0 million; 2021- $1.2 million; and thereafter- $4.5 million. For the years 2016, 2015, and 2014, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2016	2015
Capitalized servicing rights	$11,524	$5,187
Accrued interest receivable	26,113	20,940
Investment in tax credits	1,500	2,854
Accrued federal and state tax receivable (1)	19,076	6,731
Derivative assets	21,617	17,507
Other	18,627	11,707
Total other assets	$98,457	$64,926

(1)
Accrued federal and state tax receivable as of December 31, 2016 includes $5.9 million of New York State refundable tax credits from investment in historical tax credit partnerships in New York State. This balance was $4 million at year-end 2015.

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans sold and serviced for others amounted to $1.3 billion, $807.6 million, and $625.4 million at year-end 2016, 2015, and 2014, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually specified servicing fees were $3.2 million, $1.7 million, and $1.5 million for the years 2016, 2015, and 2014, respectively, and included as a component of loan related fees within non-interest income. The significant assumptions used in the valuation at year-end 2016 included a weighted average discount rate of 11.8% and pre-payment speed assumptions ranging from 7.35% to 14.28%.

Servicing rights activity was as follows:

(In thousands)	2016	2015
Balance at beginning of year	$5,187	$3,757
Acquired from 44 Business Capital	3,489	—
Acquired from First Choice Bank (1)	696	—
Additions	4,116	2,622
Amortization	(1,964)	(1,192)
Balance at end of year	$11,524	$5,187

(1)	Amounts acquired from First Choice Bank are accounted for at fair value. The balance as of December 31, 2016 was $798 thousand.

NOTE 11. DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2016	2015
Maturity date:
Within 1 year	$1,316,973	$1,264,948
Over 1 year to 2 years	582,764	446,918
Over 2 years to 3 years	142,160	100,728
Over 3 years to 4 years	150,388	46,146
Over 4 years to 5 years	137,845	123,885
Over 5 years	3,413	3,975
Total	$2,333,543	$1,986,600
Account balances:
Less than $100,000	$656,055	$545,819
$100,000 or more	1,677,488	1,440,781
Total	$2,333,543	$1,986,600

Included in time deposits are brokered deposits of $787.9 million and $784.1 million at December 31, 2016 and December 31, 2015, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $113.4 million and $101.5 million at December 31, 2016 and December 31, 2015, respectively. Included in total deposits are related party deposits of $17.2 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWED FUNDS

Borrowed funds at December 31, 2016 and 2015 are summarized, as follows:

	2016		2015
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$1,072,044	0.71%	$1,071,200	0.43%
Other Borrowings	10,000	2.42	—	—
Total short-term borrowings:	1,082,044	0.72	1,071,200	0.43
Long-term borrowings:
Advances from the FHLBB	142,792	1.53	103,135	1.89
Subordinated notes	73,697	7.00	73,519	7.00
Junior subordinated notes	15,464	2.77	15,464	2.23
Total long-term borrowings:	231,953	3.35	192,118	3.88
Total	$1,313,997	1.19%	$1,263,318	0.96%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2016, the Company maintained a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2016 and December 31, 2015. The Company is in compliance with all debt covenants as of December 31, 2016.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2016 and December 31, 2015.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at December 31, 2016 include callable advances totaling $11 million, and amortizing advances totaling $1.2 million. The advances outstanding at December 31, 2015 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances at year-end 2016 is as follows:

	2016
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2017	$1,157,118	0.77%
2018	43,901	1.33
2019	—	—
2020	5,543	1.94
2021 and beyond	8,274	4.06
Total fixed rate advances	$1,214,836	0.81

Total FHLBB advances	$1,214,836	0.81%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have variable-rate FHLB advances for the period ended December 31, 2016.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $706 thousand and $829 thousand for unamortized debt issuance costs as of December 31, 2016 and December 31 2015, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.77% and 2.23% at December 31, 2016 and December 31, 2015, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 13. OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2016	2015
Derivative liabilities	$24,420	$28,181
Capital lease obligation	11,639	11,939
Asset purchase settlement payable	29,158	—
Employee benefits liability	11,661	11,692
Level lease liability	6,997	4,262
Other	49,280	35,370
Total other liabilities	$133,155	$91,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2016, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan at December 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,585	$7,193
Service Cost	76	—
Interest cost	267	268
Actuarial gain	(308)	(454)
Benefits paid	(318)	(351)
Settlements	(176)	(71)
Projected benefit obligation at end of year	6,126	6,585
Accumulated benefit obligation	6,126	6,585

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,211	5,756
Actual return on plan assets	404	(123)
Contributions by employer	—	—
Benefits paid	(318)	(351)
Settlements	(176)	(71)
Fair value of plan assets at end of year	5,121	5,211

Underfunded status	$1,005	$1,374

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$1,005	$1,374

Net periodic pension cost is comprised of the following for the years ended December 31, 2016 and 2015:

(In thousands)	2016	2015
Service Cost	$76	$—
Interest Cost	267	268
Expected return on plan assets	(361)	(455)
Amortization of unrecognized actuarial loss	163	175
Net periodic pension costs	$145	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2016 and 2015 are as follows:

(In thousands)	2016	2015
Amortization of actuarial (loss)	$(163)	$(176)
Actuarial (gain) loss	(351)	125
Total recognized in accumulated other comprehensive income	(514)	(51)
Total recognized in net periodic pension cost recognized and other comprehensive income	$(369)	$(63)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $1.5 million and $2.0 million in 2016 and 2015, respectively.

The Company expects to make no cash contributions to the pension trust during the 2017 fiscal year. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $100 thousand.

The principal actuarial assumptions used at December 31, 2016 and 2015 were as follows:

	2016	2015
Projected benefit obligation
Discount rate	3.980%	4.170%
Net periodic pension cost
Discount rate	4.170%	3.820%
Long term rate of return on plan assets	7.000%	8.000%

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

The Company’s overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s targeted asset allocation is 63% equity securities via investment in the Long-Term Growth - Equity Portfolio (‘LTGE’), 36% intermediate-term investment grade bonds via investment in the Long-Term Growth - Fixed-Income Portfolio (‘LTGFI’), and 1% in cash equivalents portfolio (for liquidity). Equity securities include investments in a diverse mix of equity funds to gain exposure in the US and international markets. The fixed income portion of the Plan assets is a diversified portfolio that primarily invests in intermediate-term bond funds. The overall rate of return is based on the historical performance of the assets applied against the Plan’s target allocation, and is adjusted for the long-term inflation rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2016:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,624	$—	$1,624
Mid-Cap	401	—	401
Small-Cap	415	—	415
International	757	—	757
Fixed Income Funds
Fixed Income - US Core	1,378	—	1,378
Intermediate Duration	472	—	472
Cash Equivalents - money market	74	30	44
Total	$5,121	$30	$5,091

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2015:

Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,516	$—	$1,516
Mid-Cap	374	—	374
Small-Cap	362	—	362
International	760	—	760
Fixed Income Funds
Fixed Income - US Core	1,564	—	1,564
Intermediate Duration	522	—	522
Cash Equivalents - money market	113	62	51
Total	$5,211	$62	$5,149

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2016 or 2015.

Estimated benefit payments under the Company’s pension plans over the next ten years at December 31, 2016 are as follows:

Year	Payments (In thousands)
2017	342
2018	338
2019	375
2020	367
2021	357
2022-2026	1,829

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

Information regarding the post-retirement plan at December 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,039	$1,604
Prior service cost of long-term care plan participants	—	1,595
Service Cost	32	34
Interest cost	129	124
Participant contributions	47	47
Actuarial loss (gain)	130	(284)
Benefits paid	(128)	(81)
Amendments	—	—
Accumulated post-retirement benefit obligation at end of year	$3,249	$3,039

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	81	34
Contributions by participant	47	47
Benefits paid	(128)	(81)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$3,249	$3,039

Net periodic post-retirement cost is comprised of the following for the year ended December 31, 2016 and 2015:

(In thousands)	2016	2015
Service cost	$32	$34
Interest costs	129	124
Amortization of net prior service credit	83	83
Amortization of net actuarial loss	—	—
Net periodic post-retirement costs	$244	$241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations recognized in accumulated other comprehensive income during 2016 and 2015 are as follows:

(In thousands)	2016	2015
Amortization of actuarial loss	$—	$—
Amortization of prior service credit	(83)	(83)
Net actuarial (gain) loss	(126)	(257)
Total recognized in accumulated other comprehensive income	(209)	(340)
Accrued post-retirement liability recognized	$1,718	$1,555

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

(In thousands)	2016	2015
Net prior service cost (credit)	$1,659	$1,742
Net actuarial (gain) loss	(126)	(257)
Total recognized in accumulated other comprehensive income	1,533	1,485

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

The assumed discount rates on a weighted-average basis were 3.91% and 4.15% as of December 31, 2016 and December 31, 2015, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 8.15% for 2016, and is gradually expected to decrease to 3.89% by 2075. This assumption may have a significant effect on the amounts reported. However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary. Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2016.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2016 are as follows:

Year	Payments (In thousands)
2017	81
2018	100
2019	100
2020	99
2021	102
2022 - 2026	522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan
The Company provides a 401(k) Plan in which most employees participate. The Company contributes a non-elective 3% of gross annual wages for each participant, regardless of the participant’s deferral, in addition to a 100% match up to 4% of gross annual wages. The Company’s contributions vest immediately. Expense related to the plan was $3.9 million in 2016, $3.6 million in 2015, and $3.0 million in 2014.

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

Other Plans
The Company maintains a supplemental executive retirement plan (“SERP”) for a few select executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. Some of these SERPs were assumed in connection with the Beacon acquisition in 2012. In 2015 a SERP was acquired in connection with the Hampden Bank acquisition with accrued liability of $1.4 million at acquisition date in April 2015 and $1.2 million at year-end 2016.

At year-end 2016 and 2015, the accrued liability for these SERPs were $7.4 million and $6.5 million, respectively. SERP expense was $917 thousand in 2016, $752 thousand in 2015, and $583 thousand in 2014, and is recognized over the required service period.

The Company assumed split-dollar life insurance agreements with the acquisition of Hampden Bank in 2015 with an accrued liability of $860 thousand at acquisition date in April 2015 and $1.2 million as of year-end 2016.

The Company has endorsement split-dollar arrangements pertaining to certain current and prior executives. Under these arrangements, the Company purchased policies insuring the lives of the executives, and separately entered into agreements to split the policy benefits with the executive. There are no post-retirement benefits associated with these policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2016, 2015, and 2014 were, as follows:

(In thousands)	2016	2015	2014
Current:
Federal tax expense	$6,758	$4,696	$294
State tax expense	1,101	(1,631)	305
Total current expense	7,859	3,065	599
Deferred:
Federal tax expense	9,438	2,023	8,685
State tax expense	1,591	(24)	2,509
Total deferred tax expense	11,029	1,999	11,194
Change in valuation allowance	(104)	—	(30)
Total income tax expense	$18,784	$5,064	$11,763

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$27,108	35.0%	$19,104	35.0%	$15,928	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,675	2.2	(974)	(1.8)	1,810	4.0
Tax exempt income - investments, net	(3,849)	(5.0)	(3,463)	(6.3)	(2,796)	(6.1)
Bank-owned life insurance	(1,364)	(1.8)	(1,284)	(2.4)	(1,070)	(2.4)
Disallowed merger costs	542	0.7	422	0.8	206	0.5
Non-deductible goodwill on disposal operations sale	—	—	313	0.6	—	—
Tax credits, net of basis reduction	(6,225)	(8.0)	(8,308)	(15.2)	(1,658)	(3.6)
Change in valuation allowance	125	0.2	—	—	—	—
Other, net	772	1.0	(746)	(1.4)	(657)	(1.5)
Effective tax rate	$18,784	24.3%	$5,064	9.3%	$11,763	25.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities and Assets
As of December 31, 2016 and 2015, significant components of the Company’s deferred tax asset and liabilities were, as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$17,747	$16,303
Tax credit carryforwards	4,100	7,295
Unrealized capital loss on tax credit investments	6,999	2,892
Net unrealized loss on swaps, securities available for sale, and pension in OCI	—	2,371
Employee benefit plans	7,813	8,776
Purchase accounting adjustments	23,520	10,755
Net operating loss and capital loss carryforwards	2,643	3,317
Other	4,997	2,527
Deferred tax assets, net before valuation allowances	67,819	54,236
Valuation allowance	(125)	(229)
Deferred tax assets, net of valuation allowances	$67,694	$54,007

Deferred tax liabilities:
Net unrealized gain on swaps, securities available for sale, and pension in OCI	$(5,884)	$—
Premises and equipment	(2,519)	(2,577)
Loan servicing rights	(4,546)	—
Intangible amortization	(11,543)	(8,904)
Other	(2,074)	—
Deferred tax liabilities	$(26,566)	$(11,481)
Deferred tax assets, net	$41,128	$42,526

The Company’s net deferred tax asset decreased by $1.4 million during 2016, including $8.3 million deferred tax expense recognized as an decrease in shareholder's equity, and $17.8 million from the acquisition of First Choice resulting in a reduction in goodwill. Refer to Note 2 for more information about the acquisition.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2016 and 2015 were, as follows:

(in thousands)	2016	2015
State tax basis difference, net of Federal tax benefit (of 35%)	$(125)	$(229)
Valuation allowances	$(125)	$(229)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016, the valuation allowance decreased by $104 thousand. A $125 thousand change was recorded as an increase to income tax expense and $229 thousand was recorded as a reduction in state tax basis upon sale of a partnership interest.

The valuation allowances as of December 31, 2016 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2016, the Company has $7.5 million of federal net operating loss carryforwards, $6.1 million of New Jersey net operating losses, and $13.9 million of Connecticut net operating losses available that were obtained through acquisition, the utilization of which are limited under Internal Revenue Code 382. No deferred tax asset has been recorded on the Connecticut net operating loss since the state of Connecticut does not currently allow a deduction for net operating losses. These net operating losses begin to expire in 2024. The related deferred tax asset is $2.6 million. In addition, the Company has alternative minimum tax credit carryforwards of $4.1 million with no expiration date. The Company anticipates utilizing these carryforwards prior to their expirations.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Unrecognized tax benefits at January 1	$307	$553	$477
Increase in gross amounts of tax positions related to prior years	270	—	55
Increase in gross amounts of tax positions related to current year	—	—	93
Decrease due to lapse in statute of limitations	(117)	(246)	(72)
Unrecognized tax benefits at December 31	$460	$307	$553

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.  The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component in income tax expense. The accrual for interest and penalties was not material in all or any years presented.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2013 including any related income tax filings from its recent acquisitions. The Company has been selected for audit in the state of New York for tax years 2013-2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2016, the Company held derivatives with a total notional amount of $2.2 billion. That amount included $300 million in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges and non-hedging derivatives totaling $1.7 billion and $208.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $1.3 billion, risk participation agreements with dealer banks of $83.4 million, and $259.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2016.

The Company pledged collateral to derivative counterparties in the form of cash totaling $0.9 million and securities with an amortized cost of $47.8 million and a fair value of $47.9 million at year-end 2016. At December 31, 2015, the Company pledged cash collateral of $16.1 million and securities with an amortized cost of $24.6 million and a fair value of $24.6 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2016 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2016			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	300,000	2.3	0.63%	2.29%	(6,573)
Total cash flow hedges	300,000				(6,573)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,386	12.9	0.98%	5.09%	(2,021)
Interest rate swaps on loans with commercial loan customers	668,541	6.2	2.43%	4.21%	(6,752)
Reverse interest rate swaps on loans with commercial loan customers	668,541	6.2	4.21%	2.43%	7,077
Risk participation agreements with dealer banks	83,360	11.6			5
Forward sale commitments	259,889	0.2			722
Total economic hedges	1,691,717				(969)

Non-hedging derivatives:
Commitments to lend	208,145	0.2			4,738
Total non-hedging derivatives	208,145				4,738
Total	$2,199,862				$(2,804)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2015 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2015			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	300,000	3.3	0.14%	2.29%	(8,532)
Total cash flow hedges	300,000				(8,532)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,984	13.9	0.61%	5.09%	(2,450)
Interest rate swaps on loans with commercial loan customers	457,392	6.7	2.18%	4.49%	(17,143)
Reverse interest rate swaps on loans with commercial loan customers	457,392	6.7	4.49%	2.18%	17,129
Risk participation agreements with dealer banks	59,016	15.0			(56)
Forward sale commitments	44,840	0.2			53
Total economic hedges	1,030,624				(2,467)

Non-hedging derivatives:
Commitments to lend	36,043	0.2			323
Total non-hedging derivatives	36,043				323

Total	$1,366,667				$(10,676)

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

The Company has entered into six interest rate swaps contracts with an aggregate notional value of $300 million as of year-end 2016. All have durations of three years. This hedge strategy converts the one month rolling FHLBB borrowings based on the FHLBB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2016	2015
Interest rate swaps on FHLBB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(2,023)	$(5,232)
Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(3,981)	—
Net tax effect on items recognized in accumulated other comprehensive income	(835)	2,094
Other comprehensive income recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$1,123	$(3,138)

Net interest expense recognized in interest expense on hedged FHLBB borrowings	$3,981	$—

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the year-ended December 31, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.

On February 7, 2017, the Company initiated and subsequently terminated all of its interest rate swaps associated with FHLB advances with 1-month LIBOR based floating interest rates of an aggregate notional amount of $300 million. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of December 31, 2016 the Company has an interest rate swap with a $11.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $0.8 million at year-end 2016. The interest income and expense on these mirror image swaps exactly offset each other.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-hedging derivatives
The Company enters into commitments to lend for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  The commitments are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s consolidated statements of income. Changes in the fair value of commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2016	2015
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$(75)	$(344)
Interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	1,312	(4,852)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss) gain recognized in other non-interest income	(1,312)	4,852
Favorable (unfavorable) change in credit valuation adjustment recognized in other non-interest income	338	(51)
Risk Participation Agreements:
Unrealized gain (loss) recognized in other non-interest income	(61)	(36)
Forward Commitments:
Unrealized (loss) recognized in other non-interest income	(1,176)	(247)
Realized (loss) gain in other non-interest income	(3,705)	45

Non-hedging derivatives
Interest rate lock commitments:
Unrealized gain recognized in other non-interest income	$8,373	$2,436
Realized gain in other non-interest income	3,650	1,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds. The Company had net asset positions with its commercial banking counterparties totaling $11.5 million and $17.1 million as of December 31, 2016 and December 31, 2015, respectively. The Company had net liability positions with its financial institution counterparties totaling $15.4 million and $28.2 million as of December 31, 2016 and December 31, 2015 respectively. At December 31, 2016, the Company had net liability positions with its commercial banking counterparties totaling $4.4 million. At December 31, 2015, The Company did not have a net liability position with it's commercial banking counterparties. The collateral posted by the Company that covered liability positions was $19.8 million and $28.2 million as of December 31, 2016 and December 31, 2015, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$49	$—	$49	$—	$—	$49
Commercial counterparties	11,461	—	11,461	—	—	11,461
Total	$11,510	$—	$11,510	$—	$—	$11,510

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(20,077)	$4,689	$(15,388)	$14,738	$650	$—
Commercial counterparties	(4,407)	23	(4,384)	—	—	(4,384)
Total	$(24,484)	$4,712	$(19,772)	$14,738	$650	$(4,384)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2015
Interest Rate Swap Agreements:
Institutional counterparties	$40	$—	$40	$—	$—	$40
Commercial counterparties	17,129	—	17,129	—	—	17,129
Total	$17,169	$—	$17,169	$—	$—	$17,169

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2015

Institutional counterparties	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—
Commercial counterparties	—	—	—	—	—	—
Total	$(28,220)	$—	$(28,220)	$18,500	$9,720	$—

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

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2016	2015
Commitments to originate new loans	$243,519	$102,145
Unused funds on commercial and other lines of credit	574,043	525,603
Unadvanced funds on home equity lines of credit	281,621	258,897
Unadvanced funds on construction and real estate loans	320,635	201,764
Standby letters of credit	14,939	12,775
Lease obligation	11,639	11,939
Total	$1,446,396	$1,113,123

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2016 and 2015.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2016 are as follows: 2017 — $14.0 million; 2018 — $11.6 million; 2019 — $10.2 million; 2020 — $9.6 million; 2021 — $8.2 million; and all years thereafter — $68.9 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2016, 2015, and 2014 amounted to $8.3 million, $7.5 million, and $7.2 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2016 are $680 thousand in 2017; $647 thousand in 2018; $646 thousand in 2019; $644 thousand in 2020; $612 thousand in 2021 and $5.6 million all years thereafter. Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.

Future obligations required under the financing lease at year-end 2016 are $81 thousand in 2017; $86 thousand in 2018; $86 thousand in 2019; $86 thousand in 2020; $86 thousand in 2021; and $1.6 million all years thereafter. Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

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

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2016.

On February 12, 2015, Berkshire Hills was served with a complaint in a putative class action lawsuit filed in the Superior Court of the Commonwealth of Massachusetts for Hampden County against Hampden Bancorp, Inc. (“Hampden”), the Directors of Hampden and the Company, in connection with a pending transaction through which Hampden was acquired by Berkshire Hills on April 17, 2015 (the “Hampden shareholder litigation”). The complaint was filed by an individual Hampden shareholder and alleged that (i) the directors of Hampden breached their fiduciary duties to its stockholders by, among other things, failing to take steps necessary to obtain a fair and adequate price for Hampden’s common stock, (ii) Hampden and its directors failed to disclose material facts in its proxy solicitation materials for its shareholder vote to approve the transaction set forth in the Merger Agreement, and (iii) the Company knowingly aided and abetted Hampden’s directors’ breach of fiduciary duty.

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

On December 22, 2016, Berkshire Bank was served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor and alleges violations of federal and state electronic funds transfer statutes and the Massachusetts Uniform Commercial Code in connection with two wire transfers totaling $1.4 million, which were initiated from the customer’s account after his personal email account was allegedly hacked. Berkshire Bank denies the allegations contained in the complaint and is vigorously defending this lawsuit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2016 and 2015, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

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

At December 31, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at December 31, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

As of year-end 2016 and 2015, the Bank and the Company met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company (Consolidated)
Total capital to risk-weighted assets	$803,618	11.87%	$541,603	8.00%	$677,004	10.00%
Common Equity Tier 1 Capital to risk weighted assets	670,120	9.90	304,652	4.50	440,053	6.50
Tier 1 capital to risk-weighted assets	681,500	10.07	406,202	6.00	541,603	8.00
Tier 1 capital to average assets	681,500	7.88	270,802	4.00	338,502	5.00
Bank
Total capital to risk-weighted assets	$756,792	11.21%	$539,893	8.00%	$674,866	10.00%
Common Equity Tier 1 Capital to risk weighted assets	672,244	9.96	303,690	4.50	438,663	6.50
Tier 1 capital to risk-weighted assets	672,244	9.96	404,920	6.00	539,893	8.00
Tier 1 capital to average assets	672,244	7.84	269,920	4.00	337,433	5.00
December 31, 2015
Company (Consolidated)
Total capital to risk-weighted assets	$686,489	11.91%	$461,231	8.00%	$576,539	10.00%
Common Equity Tier 1 Capital to risk weighted assets	564,878	9.80	259,443	4.50	374,750	6.50
Tier 1 capital to risk-weighted assets	573,033	9.94	345,924	6.00	461,231	8.00
Tier 1 capital to average assets	573,033	7.71	297,420	4.00	371,775	5.00
Bank
Total capital to risk-weighted assets	$642,866	11.16%	$460,882	8.00%	$576,103	10.00%
Common Equity Tier 1 Capital to risk weighted assets	569,131	9.88	259,246	4.50	374,467	6.50
Tier 1 capital to risk-weighted assets	569,131	9.88	345,662	6.00	460,882	8.00
Tier 1 capital to average assets	569,131	7.66	297,313	4.00	371,641	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive income/(loss) are as follows:

(In thousands)	2016	2015
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain on AFS securities	$25,176	$6,316
Net (loss) on effective cash flow hedging derivatives	(6,573)	(8,532)
Net unrealized holding (loss) on pension plans	(2,954)	(3,469)

Income taxes related to items of accumulated other comprehensive income/(loss):
Net unrealized holding (gain) on AFS securities	(9,636)	(2,437)
Net loss on effective cash flow hedging derivatives	2,589	3,424
Net unrealized holding loss on pension plans	1,164	1,392
Accumulated other comprehensive income/(loss)	$9,766	$(3,305)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$18,309	$(6,979)	$11,330
Less: reclassification adjustment for (losses) realized in net income	(551)	220	(331)
Net unrealized holding gain on AFS securities	18,860	(7,199)	11,661

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(2,023)	754	(1,269)
Less: reclassification adjustment for (losses) realized in net income	(3,981)	1,589	(2,392)
Net gain on cash flow hedging derivatives	1,958	(835)	1,123

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	351	(155)	196
Less: reclassification adjustment for losses realized in net income	164	(73)	91
Net unrealized holding gain on pension plans	515	(228)	287
Other Comprehensive Income	$21,333	$(8,262)	$13,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(7,567)	$2,793	$(4,774)
Less: reclassification adjustment for gains realized in net income	2,110	(847)	1,263
Net unrealized holding (loss) on AFS securities	(9,677)	3,640	(6,037)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,232)	2,094	(3,138)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net (loss) on cash flow hedging derivatives	(5,232)	2,094	(3,138)

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(1,436)	572	(864)
Less: reclassification adjustment for (losses) gains realized in net income	(259)	104	(155)
Net unrealized holding (loss) on pension plans	(1,177)	468	(709)
Other Comprehensive Loss	$(16,086)	$6,202	$(9,884)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,769	$(9,791)	$15,978
Less: reclassification adjustment for gains realized in net income	482	(196)	286
Net unrealized holding gain on AFS securities	25,287	(9,595)	15,692

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,403)	2,608	(3,795)
Less: reclassification adjustment for (losses) realized in net income	(5,393)	2,201	(3,192)
Net (loss) on cash flow hedging derivatives	(1,010)	407	(603)

Net loss on terminated swap:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	(3,237)	1,312	(1,925)
Net loss on terminated swap	3,237	(1,312)	1,925

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(2,308)	930	(1,378)
Less: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(2,308)	930	(1,378)
Other Comprehensive Income	$25,206	$(9,570)	$15,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the years ended December 31, 2016, 2015, and 2014:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net loss on terminated swap	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2016
Balance at Beginning of Year	$3,880	$(5,108)	$—	$(2,077)	$(3,305)
Other Comprehensive Gain (Loss) before reclassifications	11,330	(1,269)	—	196	10,257
Amounts Reclassified from Accumulated other comprehensive income	(331)	(2,392)	—	(91)	(2,814)
Total Other Comprehensive Income	11,661	1,123	—	287	13,071
Balance at End of Period	$15,541	$(3,985)	$—	$(1,790)	$9,766

Year Ended December 31, 2015
Balance at Beginning of Year	$9,916	$(1,969)	$—	$(1,368)	$6,579
Other Comprehensive (Loss) before reclassifications	(4,774)	(3,138)	—	(864)	(8,776)
Amounts Reclassified from Accumulated other comprehensive income	1,263	—	—	(155)	1,108
Total Other Comprehensive Loss	(6,037)	(3,138)	—	(709)	(9,884)
Balance at End of Period	$3,880	$(5,108)	$—	$(2,077)	$(3,305)

Year Ended December 31, 2014
Balance at Beginning of Year	$(5,776)	$(1,366)	$(1,925)	$10	$(9,057)
Other Comprehensive Gain (Loss) Before reclassifications	15,978	(3,795)	—	(1,378)	10,805
Amounts Reclassified from Accumulated other comprehensive income	286	(3,192)	(1,925)	—	(4,831)
Total Other Comprehensive Income	15,692	(603)	1,925	(1,378)	15,636
Balance at End of Period	$9,916	$(1,969)	$—	$(1,368)	$6,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2016	2015	2014
Realized (losses) gains on AFS securities:
	$(551)	$2,110	$482	Non-interest income
	220	(847)	(196)	Tax expense
	(331)	1,263	286
Realized (losses) on cash flow hedging derivatives:
	(3,981)	—	(5,393)	Interest income
	1,589	—	2,201	Tax expense
	(2,392)	—	(3,192)
Amortization of realized (losses) on terminated swap:
	—	—	(3,237)	Interest income
	—	—	1,312	Tax expense
	—	—	(1,925)
Realized (losses) on pension plans
	164	(259)	—	Non-interest expense
	(73)	104	—	Tax expense
	91	(155)	—
Total reclassifications for the period	$(2,632)	$1,108	$(4,831)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net income	$58,670	$49,518	$33,744

Average number of common shares issued	32,604	30,074	26,525
Less: average number of treasury shares	1,116	1,215	1,386
Less: average number of unvested stock award shares	500	466	409
Average number of basic common shares outstanding	30,988	28,393	24,730
Plus: dilutive effect of unvested stock award shares	122	106	67
Plus: dilutive effect of stock options outstanding	57	65	57
Average number of diluted common shares outstanding	31,167	28,564	24,854

Basic earning per share	$1.89	$1.74	$1.36

Diluted earnings per share	$1.88	$1.73	$1.36

For the year ended 2016, 52 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2015, 200 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2014, 225 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 19. STOCK-BASED COMPENSATION PLANS

The 2013 Equity Incentive Plan (the “2013 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2016, the Company had the ability to grant approximately 611 thousand shares under this plan.

The 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options to employees and directors. A total of 1.4 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2016, the Company had the ability to grant approximately 12 thousand shares under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2015	488	$25.09	265	$21.11
Granted	211	26.81	—	—
Stock options exercised	—	—	(151)	24.68
Stock awards vested	(181)	24.44	—	—
Forfeited	(70)	25.48	—	—
Expired	—	—	(5)	28.49
Balance, December 31, 2016	448	$26.28	109	$15.72

Stock Awards
The total compensation cost for stock awards recognized as expense was $4.6 million, $4.7 million, and $3.8 million, in the years 2016, 2015, and 2014, respectively. The total recognized tax benefit associated with this compensation cost was $1.8 million, $1.9 million, and $1.5 million, respectively.

The weighted average fair value of stock awards granted was $26.81, $26.66, and $24.60 in 2016, 2015, and 2014, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date.

The total fair value of stock awards vested during 2016, 2015, and 2014 was $4.4 million, $3.4 million, and $2.0 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $6.4 million as of year-end 2016. This amount is expected to be recognized over a weighted average period of two years.

Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2016, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company acquired options in the Beacon transaction in 2012, but did not grant additional options in 2016, 2015, or 2014.

The total intrinsic value of options exercised was $879.6 thousand, $210.0 thousand, and $1.2 million for the years 2016, 2015, and 2014, respectively. There was no expense pertaining to options vesting in 2016 and 2015. The expense pertaining to options vesting in the 2014 was $41 thousand. There was no tax benefit associated with stock option expense in 2016 or 2015. The total recognized tax benefit associated with stock option expense for 2014 was $16 thousand. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-ends 2016, 2015, and 2014.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2016 and 2015 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2016
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$13,229	$13,229
Available-for-sale securities:
Municipal bonds and obligations	—	119,816	—	119,816
Agency collateralized mortgage obligations	—	651,911	—	651,911
Agency residential mortgage-backed securities	—	228,684	—	228,684
Agency commercial mortgage-backed securities	—	64,534	—	64,534
Corporate bonds	—	56,006	—	56,006
Trust preferred securities	—	11,887	—	11,887
Other bonds and obligations	—	11,158	—	11,158
Marketable equity securities	62,284	3,257	—	65,541
Loans held for sale	—	120,673	—	120,673
Derivative assets	622	16,157	4,838	21,617
Other assets	—	—	798	798
Derivative liabilities	—	24,420	—	24,420

	December 31, 2015
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$14,189	$14,189
Available-for-sale securities:
Municipal bonds and obligations	—	104,561	—	104,561
Agency collateralized mortgage obligations	—	833,036	—	833,036
Agency residential mortgage-backed securities	—	126,829	—	126,829
Agency commercial mortgage-backed securities	—	—	—	—
Corporate bonds	—	41,023	—	41,023
Trust preferred securities	—	11,900	—	11,900
Other bonds and obligations	—	3,141	—	3,141
Marketable equity securities	32,925	334	708	33,967
Loans held for sale	—	13,191	—	13,191
Derivative assets	45	17,130	332	17,507
Other assets	—	—	—	—
Derivative liabilities	—	28,181	—	28,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2015.

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

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2016 (In thousands)
Loans Held for Sale	$120,673	$118,178	$2,495

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2015 (In thousands)
Loans Held for Sale	$13,191	$12,914	$277

The changes in fair value of loans held for sale for years ended December 31, 2016 and 2015 were gains of $2.2 million and losses of $331 thousand, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income.

Interest Rate Swaps. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Commitments to Lend. The Company enters into commitments to lend for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a certain interest rate and within a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan commitment will ultimately close, and by the non-refundable costs of originating the loan. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, these commitments to lend are classified as Level 3 measurements.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the commitments to lend and loans originated for sale. To be announced (TBA) mortgage-backed securities forward commitment sales are used as hedging instruments, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the commitments to lend using quoted prices in the market place that are observable. However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable. As such, best efforts and mandatory forward sale commitments are classified as Level 3 measurements.

Capitalized Servicing Rights. The Company accounts for certain capitalized servicing rights at fair value in its Consolidated Financial Statements, as the Company is permitted to elect the fair value option for each specific instrument. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2016 and 2015:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights
Balance as of December 31, 2014	$14,909	$2,326	$625	$(93)
Sale of AFS Security	—	(1,327)	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(150)	—	4,364	102	—
Unrealized gain included in accumulated other comprehensive loss	—	(291)	—	—	—
Paydown of trading security	(570)	—	—	—	—
Transfers to loans held for sale	—	—	(4,666)	—	—
Balance as of December 31, 2015	$14,189	$708	$323	$9	$—
Amounts acquired from First Choice Bank	—	—	3,900	—	696
Unrealized (loss) gain, net recognized in other non-interest income	(362)	—	13,563	91	102
Unrealized gain included in accumulated other comprehensive loss	—	—	—	—	—
Transfers to Level 2	—	(708)	—	—	—
Paydown of trading security	(598)	—	—	—	—
Transfers to loans held for sale	—	—	(13,048)	—	—
Balance as of December 31, 2016	$13,229	$—	$4,738	$100	$798

Unrealized gains (losses) relating to instruments still held at December 31, 2016	$1,843	$—	$4,738	$100	$102
Unrealized gains (losses) relating to instruments still held at December 31, 2015	$2,204	$(61)	$323	$9	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2016 and 2015 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$13,229	Discounted Cash Flow	Discount Rate	2.62%
Forward Commitments	100	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Commitments to Lend	4,738	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	798	Discounted cash flow	Constant prepayment rate (CPR)	10.40%
			Discount rate	11.00%
Total	$18,865

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$14,189	Discounted Cash Flow	Discount Rate	2.49%
Securities Available for Sale	708	Pricing Model	Median Peer Price/ Tangible Book Value Percentage Multiple	88.52%
Forward Commitments	9	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Commitments to Lend	323	Historical Trend	Closing Ratio	92.57%
		Pricing Model	Origination Costs, per loan	$2,500
Total	$15,229

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

	December 31, 2016	Fair Value Measurements as of December 31, 2016
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$17,761	December 2016
Capitalized servicing rights	10,726	December 2016
Other real estate owned	151	Feb. 2016 - July 2016
Total	$28,638

	December 31, 2015	Fair Value Measurements as of December 31, 2015
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$11,657	December 2015
Capitalized servicing rights	5,187	November 2015
Other real estate owned	1,725	Feb. 2014 - October 2015
Total	$18,569

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2016 and 2015 are as follows:

(in thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$17,761	Fair value of collateral	Loss severity	0% to 88.70% (9.73%)
			Appraised value	$0 to $2,192 ($1,026)
Capitalized servicing rights	10,726	Discounted cash flow	Constant prepayment rate (CPR)	7.35% to 14.28% (10.44%)
			Discount rate	10.00% to 14.00% (11.77%)
Other real estate owned	151	Fair value of collateral	Appraised value	$101 to $129 ($122)
Total Assets	$28,638
(a)         Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$11,657	Fair value of collateral	Loss severity	.05% to 29.50% (7.55%)
			Appraised value	$46.3 to $1962.0 ($999.7)
Capitalized servicing rights	5,187	Discounted cash flow	Constant prepayment rate (CPR)	7.17% to 12.06% (10.02%)
			Discount rate	10.00% to 15.00 (10.88%)
Other real estate owned	1,725	Fair value of collateral	Appraised value	$39 to $1,200.0 ($919.9)
Total Assets	$18,569
(a)   Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2016 and 2015.

Impaired Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	December 31, 2016
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,075	$113,075	$113,075	$—	$—
Trading security	13,229	13,229	—	—	13,229
Securities available for sale	1,209,537	1,209,537	62,284	1,147,253	—
Securities held to maturity	334,368	337,680	—	300,806	36,874
FHLB stock and restricted equity securities	71,112	71,112	—	71,112	—
Net loans	6,505,789	6,532,745	—	—	6,532,745
Loans held for sale	120,673	120,673	—	120,673	—
Accrued interest receivable	26,113	26,113	—	26,113	—
Cash surrender value of bank-owned life insurance policies	139,257	139,257	—	139,257	—
Derivative assets	21,617	21,617	622	16,157	4,838
Assets held for sale	322	322	—	322	—

Financial Liabilities
Total deposits	6,622,092	6,624,108	—	6,624,108	—
Short-term debt	1,082,044	1,081,996	—	1,081,996	—
Long-term FHLB advances	142,792	143,151	—	143,151	—
Subordinated notes	89,161	96,973	—	96,973	—
Derivative liabilities	24,420	24,420	—	24,420	—

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$103,562	$103,562	$103,562	$—	$—
Trading security	14,189	14,189	—	—	14,189
Securities available for sale	1,154,457	1,154,457	32,925	1,120,824	708
Securities held to maturity	131,652	136,904	—	98,367	38,537
FHLB stock and restricted equity securities	71,018	71,018	—	71,018	—
Net loans	5,685,928	5,727,570	—	—	5,727,570
Loans held for sale	13,191	13,191	—	13,191	—
Accrued interest receivable	20,940	20,940	—	20,940	—
Cash surrender value of bank-owned life insurance policies	125,233	125,233	—	125,233	—
Derivative assets	17,507	17,507	45	17,130	332
Assets held for sale	278	278	—	278	—

Financial Liabilities
Total deposits	5,589,135	5,582,835	—	5,582,835	—
Short-term debt	1,071,200	1,071,044	—	1,071,044	—
Long-term FHLB advances	103,135	103,397	—	103,397	—
Subordinated notes	89,812	93,291	—	93,291	—
Derivative liabilities	28,181	28,181	—	28,181	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLB stock and restricted equity securities. Carrying value approximates fair value based on the redemption provisions of the issuers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. Investment in subsidiaries at December 31, 2016 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2016	2015
Assets
Cash due from Berkshire Bank	$43,018	$36,082
Investment in subsidiaries	1,127,706	931,171
Securities available for sale, at fair value	23,651	726
Other assets	1,372	10,179
Total assets	$1,195,747	$978,158

Liabilities and Shareholders’ Equity
Short term debt	$10,000	$—
Subordinated notes	89,161	88,983
Accrued expenses	3,288	1,986
Shareholders’ equity	1,093,298	887,189
Total liabilities and shareholders’ equity	$1,195,747	$978,158

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2016	2015	2014
Income:
Dividends from subsidiaries	$33,000	$34,000	$12,000
Other	4,072	2,763	2,317
Total income	37,072	36,763	14,317
Interest expense	5,743	5,674	5,847
Non-interest expenses	3,740	3,670	2,286
Total expense	9,483	9,344	8,133
Income before income taxes and equity in undistributed income of subsidiaries	27,589	27,419	6,184
Income tax benefit	(2,123)	(2,518)	(2,330)
Income before equity in undistributed income of subsidiaries	29,712	29,937	8,514
Equity in undistributed income of subsidiaries	28,958	19,581	25,230

Net income	$58,670	$49,518	$33,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$58,670	$49,518	$33,744
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(28,958)	(19,581)	(25,230)
Other, net	1,988	10,904	3,247
Net cash provided by operating activities	31,700	40,841	11,761

Cash flows from investing activities:
Acquisitions, net of cash paid	—	(3,293)	—
Purchase of securities	(18,016)	(18)	—
Other, net	9,728	—	—
Net cash (used) provided by investing activities	(8,288)	(3,311)	—

Cash flows from financing activities:
Proceed from issuance of short term debt	9,349	(9,935)	—
Net proceeds from common stock	3,712	—	—
Net proceeds from reissuance of treasury stock	—	240	1,064
Payment to repurchase common stock	(4,632)	(550)	(2,468)
Common stock cash dividends paid	(24,916)	(21,903)	(18,075)
Other, net	11	167	(1,903)
Net cash provided (used) by financing activities	(16,476)	(31,981)	(21,382)

Net change in cash and cash equivalents	6,936	5,549	(9,621)

Cash and cash equivalents at beginning of year	36,082	30,533	40,154

Cash and cash equivalents at end of year	$43,018	$36,082	$30,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2016				2015
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$72,434	$70,511	$69,018	$68,476	$68,424	$65,452	$60,403	$52,751
Interest expense	13,276	12,540	11,577	10,779	9,676	8,481	7,766	7,258
Net interest income	59,158	57,971	57,441	57,697	58,748	56,971	52,637	45,493
Non-interest income	16,725	18,941	14,555	15,630	12,248	12,698	16,780	12,562
Total revenue	75,883	76,912	71,996	73,327	70,996	69,669	69,417	58,055
Provision for loan losses	4,100	4,734	4,522	4,006	4,431	4,240	4,204	3,851
Non-interest expense	61,090	48,844	46,268	47,100	48,279	49,378	54,025	45,148
Income before income taxes	10,693	23,334	21,206	22,221	18,286	16,051	11,188	9,056
Income tax expense	362	6,953	5,249	6,220	2,273	1,350	1,144	297
Net income	$10,331	$16,381	$15,957	$16,001	$16,013	$14,701	$10,044	$8,759

Basic earnings per share	$0.32	$0.53	$0.52	$0.52	$0.53	$0.49	$0.35	$0.35

Diluted earnings per share	$0.32	$0.53	$0.52	$0.52	$0.52	$0.49	$0.35	$0.35

Weighted average shares outstanding:
Basic	32,185	30,621	30,605	30,511	30,500	29,893	28,301	24,803
Diluted	32,381	30,811	30,765	30,688	30,694	30,069	28,461	24,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2016, 2015, and 2014, respectively:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net interest income	232,267	213,849	178,691
Provision for loan losses	17,362	16,726	14,968
Net interest income after provision for loan losses	214,905	197,123	163,723
Total non-interest income	65,851	54,288	47,770
Total non-interest expense	203,302	196,829	165,986
Income from continuing operations before income taxes	77,454	54,582	45,507
Income tax expense	18,784	5,064	11,763
Net income	$58,670	$49,518	$33,744

NOTE 24.  SUBSEQUENT EVENTS

On February 7, 2017 the Company terminated all of its interest rate swaps associated with FHLB advances with 1-month LIBOR based floating interest rates with an aggregate notional amount of $300 million with various institutions. As of the termination date, the Company will not renew any of its 1-month FHLB borrowings and will permit the remaining balance to run-off. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive loss to earnings as the forecasted transactions related to the FHLB advances will not occur.