Form 10-Q
period 2017-03-31
BERKSHIRE HILLS BANCORP INC
filed 2017-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒        Accelerated filer     ☐
Non-accelerated filer    ☐     (Do not check if a smaller reporting company)
Smaller reporting company    ☐
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The Registrant had 35,789,262 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2017.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$67,580	$71,494
Short-term investments	25,763	41,581
Total cash and cash equivalents	93,343	113,075
Trading security, at fair value	12,966	13,229
Securities available for sale, at fair value	1,293,683	1,209,537
Securities held to maturity (fair values of $334,866 and $337,680)	331,179	334,368
Federal Home Loan Bank stock and other restricted securities	76,407	71,112
Total securities	1,714,235	1,628,246
Loans held for sale, at fair value	89,741	120,673
Commercial real estate	2,673,363	2,616,438
Commercial and industrial loans	1,146,125	1,062,038
Residential mortgages	1,850,684	1,893,131
Consumer loans	985,761	978,180
Total loans	6,655,933	6,549,787
Less: Allowance for loan losses	(45,804)	(43,998)
Net loans	6,610,129	6,505,789
Premises and equipment, net	95,203	93,215
Other real estate owned	71	151
Goodwill	403,106	403,106
Other intangible assets	18,644	19,445
Cash surrender value of bank-owned life insurance policies	139,914	139,257
Deferred tax assets, net	42,403	41,128
Other assets	91,119	98,457
Total assets	$9,297,908	$9,162,542

Liabilities
Demand deposits	$1,194,633	$1,278,875
NOW deposits	562,743	570,583
Money market deposits	1,819,403	1,781,605
Savings deposits	660,007	657,486
Time deposits	2,419,268	2,333,543
Total deposits	6,656,054	6,622,092
Short-term debt	1,136,801	1,082,044
Long-term Federal Home Loan Bank advances	157,920	142,792
Subordinated borrowings	89,206	89,161
Total borrowings	1,383,927	1,313,997
Other liabilities	158,374	133,155
Total liabilities	$8,198,355	$8,069,244
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 36,732,129 shares issued and 35,728,523 shares outstanding in 2017; 36,732,129 shares issued and 35,672,817 shares outstanding in 2016)	366	366
Additional paid-in capital	899,831	898,989
Unearned compensation	(7,971)	(6,374)
Retained earnings	225,307	217,494
Accumulated other comprehensive income	7,858	9,766
Treasury stock, at cost (1,003,606 shares in 2017 and 1,059,312 shares in 2016)	(25,838)	(26,943)
Total shareholders’ equity	1,099,553	1,093,298
Total liabilities and shareholders’ equity	$9,297,908	$9,162,542
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Interest and dividend income
Loans	$68,943	$58,442
Securities and other	11,766	10,034
Total interest and dividend income	80,709	68,476
Interest expense
Deposits	9,098	7,159
Borrowings	4,725	3,620
Total interest expense	13,823	10,779
Net interest income	66,886	57,697
Non-interest income
Mortgage banking originations	12,678	821
Loan related income	4,179	3,046
Deposit related fees	6,204	6,109
Insurance commissions and fees	3,136	2,893
Wealth management fees	2,526	2,502
Total fee income	28,723	15,371
Other, net	93	223
Gain on sale of securities, net	12,570	36
Loss on termination of hedges	(6,629)	—
Total non-interest income	34,757	15,630
Total net revenue	101,643	73,327
Provision for loan losses	5,095	4,006
Non-interest expense
Compensation and benefits	36,119	25,714
Occupancy and equipment	9,026	6,690
Technology and communications	6,087	4,857
Marketing and promotion	1,999	673
Professional services	2,451	1,280
FDIC premiums and assessments	1,298	1,233
Other real estate owned and foreclosures	28	263
Amortization of intangible assets	801	819
Acquisition, restructuring and conversion related expenses	11,682	780
Other	4,835	4,791
Total non-interest expense	74,326	47,100

Income before income taxes	22,222	22,221
Income tax expense	6,762	6,220
Net income	$15,460	$16,001

Earnings per share:
Basic	$0.44	$0.52
Diluted	$0.44	$0.52

Weighted average common shares outstanding:
Basic	35,280	30,511
Diluted	35,452	30,688
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$15,460	$16,001
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	(9,433)	17,706
Changes in unrealized loss on cash flow hedging derivatives	6,573	(4,506)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	3,540	(6,856)
Changes in unrealized loss on cash flow hedging derivatives	(2,588)	1,808
Total other comprehensive (loss) income	(1,908)	8,152
Total comprehensive income	$13,552	$24,153
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	income	stock	Total
Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	16,001	—	—	16,001
Other comprehensive income	—	—	—	—	—	8,152	—	8,152
Total comprehensive income								24,153
Cash dividends declared ($0.20 per share)	—	—	—	—	(6,216)	—	—	(6,216)
Treasury stock adjustment (1)	—	—	1,645	—	—	—	(1,645)	—
Forfeited shares	(22)	—	68	526	—	—	(594)	—
Exercise of stock options	2	—	—	—	(17)	—	42	25
Restricted stock grants	105	—	312	(2,931)	—	—	2,619	—
Stock-based compensation	—	—	—	1,156	—	—	—	1,156
Net tax benefit related to stock-based compensation	—	—	99	—	—	—	—	99
Other, net	(20)	—	—	—	—	—	(569)	(569)
Balance at March 31, 2016	31,039	$322	$744,743	$(8,246)	$193,653	$4,847	$(29,482)	$905,837

Balance at December 31, 2016	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	15,460	—	—	15,460
Other comprehensive loss	—	—	—	—	—	(1,908)	—	(1,908)
Total comprehensive income								13,552
Cash dividends declared ($0.21 per share)	—	—	—	—	(7,506)	—	—	(7,506)
Treasury stock adjustment	—	—	—	—	—	—	—	—
Forfeited shares	(2)	—	20	60	—	—	(80)	—
Exercise of stock options	6	—	—	—	(71)	—	152	81
Restricted stock grants	81	—	807	(2,859)	—	—	2,052	—
Stock-based compensation	—	—	—	1,202	—	—	—	1,202
Net tax benefit related to stock-based compensation	—	—	—	—	—	—	—	—
Other, net	(29)	—	15	—	(70)	—	(1,019)	(1,074)
Balance at March 31, 2017	35,729	$366	$899,831	$(7,971)	$225,307	$7,858	$(25,838)	$1,099,553
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$15,460	$16,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,095	4,006
Net amortization of securities	626	725
Change in unamortized net loan costs and premiums	1,227	72
Premises and equipment depreciation and amortization expense	2,467	2,155
Stock-based compensation expense	1,202	1,156
Accretion of purchase accounting entries, net	(4,597)	(2,469)
Amortization of other intangibles	801	819
Excess tax loss from stock-based payment arrangements	—	(99)
Income from cash surrender value of bank-owned life insurance policies	(967)	(1,053)
Gain on sales of securities, net	(12,570)	(35)
Net decrease (increase) in loans held for sale	30,932	(2,728)
Loss on disposition of assets	662	—
Loss on sale of real estate	13	54
Amortization of interest in tax-advantaged projects	1,329	991
Net change in other	13,536	(10,285)
Net cash provided by operating activities	55,216	9,310

Cash flows from investing activities:
Net decrease in trading security	157	148
Proceeds from sales of securities available for sale	26,085	7,000
Proceeds from maturities, calls and prepayments of securities available for sale	44,794	40,832
Purchases of securities available for sale	(151,731)	(46,442)
Proceeds from maturities, calls and prepayments of securities held to maturity	3,791	3,439
Purchases of securities held to maturity	(1,037)	(52)
Net change in loans	(82,329)	17,069
Proceeds from surrender of bank-owned life insurance	310	150
Proceeds from sale of Federal Home Loan Bank stock	1,636	11,495
Purchase of Federal Home Loan Bank stock	(6,931)	(739)
Net investment in limited partnership tax credits	(354)	(1,803)
Proceeds from the sale of premises and equipment	—	168
Purchase of premises and equipment, net	(5,070)	(2,383)
Proceeds from sale of other real estate	102	446
Net cash (used) provided by investing activities	$(170,577)	$29,328
(continued)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in deposits	34,757	25,961
Proceeds from Federal Home Loan Bank advances and other borrowings	2,291,600	2,119,500
Repayments of Federal Home Loan Bank advances and other borrowings	(2,221,603)	(2,212,752)
Exercise of stock options	81	25
Excess tax loss from stock-based payment arrangements	—	99
Common stock cash dividends paid	(7,506)	(6,216)
Acquisition contingent consideration paid	(1,700)	—
Net cash provided (used) by financing activities	95,629	(73,383)

Net change in cash and cash equivalents	(19,732)	(34,745)
Cash and cash equivalents at beginning of year	113,075	103,562
Cash and cash equivalents at end of year	$93,343	$68,817

Supplemental cash flow information:
Interest paid on deposits	$9,253	$6,967
Interest paid on borrowed funds	5,084	3,508
Income taxes paid (refunded), net	(3,685)	(370)

Other non-cash changes:
Other net comprehensive (loss) income	(1,908)	8,152
Real estate owned acquired in settlement of loans	35	215
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

In addition, these interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures normally included in financial statements prepared according to GAAP have been omitted.

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures for Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustment’s necessary for a fair statement are reflected in the interim periods presented.

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Principles
Effective January 1, 2017, the following new accounting guidance was adopted by the Company:

•	ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;

•	ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments;

•	ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting

•	ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments; and

•	ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities

The adoption of these accounting standards did not have a material impact on the Company's financial statements.

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, ASU No. 2015-14, “Deferral of the Effective Date” was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, ASU No. 2016-08, “Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 are the same as those provided by ASU 2015-14. While the assessment of the provisions of ASU No. 2014-09 is not complete, the timing of the Company’s revenue recognition is not expected to materially change. Certain implementation issues relevant to the industry are still pending resolution; however our preliminary conclusions reached as to the application of the new guidance are not expected to be significantly affected. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain non-marketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument specific credit risk. While the Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01, the effect of the adoption will depend on the Company’s portfolio at the time of transition. The Company will continue to closely monitor developments and additional guidance.

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

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. The Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements.

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

Forward-looking information will now be used in credit loss estimates. The ASU requires enhanced disclosures to provide better understanding surrounding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Most debt instruments will require a cumulative-effect adjustment to retained earnings on the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). However, there is instrument-specific transition guidance. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018. The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. The Company expects the primary changes to be the application of the expected credit loss model to the financial statements. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $11.2 million and $11.4 million, and a fair value of $13.0 million and $13.2 million, at March 31, 2017 and December 31, 2016, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2017.

NOTE 3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$118,170	$3,391	$(970)	$120,591
Agency collateralized mortgage obligations	752,638	2,863	(3,424)	752,077
Agency mortgage-backed securities	232,888	507	(2,244)	231,151
Agency commercial mortgage-backed securities	65,003	83	(1,709)	63,377
Corporate bonds	60,331	632	(467)	60,496
Trust preferred securities	11,380	408	—	11,788
Other bonds and obligations	10,662	211	(11)	10,862
Total debt securities	1,251,072	8,095	(8,825)	1,250,342
Marketable equity securities	35,823	8,433	(915)	43,341
Total securities available for sale	1,286,895	16,528	(9,740)	1,293,683
Securities held to maturity
Municipal bonds and obligations	202,696	4,108	(2,299)	204,505
Agency collateralized mortgage obligations	75,311	1,438	(420)	76,329
Agency mortgage-backed securities	8,762	—	(257)	8,505
Agency commercial mortgage-backed securities	10,529	—	(441)	10,088
Tax advantaged economic development bonds	33,557	1,558	—	35,115
Other bonds and obligations	324	—	—	324
Total securities held to maturity	331,179	7,104	(3,417)	334,866
Total	$1,618,074	$23,632	$(13,157)	$1,628,549
December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$117,910	$2,955	$(1,049)	$119,816
Agency collateralized mortgage obligations	652,680	2,522	(3,291)	651,911
Agency mortgage-backed securities	230,308	557	(2,181)	228,684
Agency commercial mortgage-backed securities	65,673	229	(1,368)	64,534
Corporate bonds	56,320	408	(722)	56,006
Trust preferred securities	11,578	368	(59)	11,887
Other bonds and obligations	10,979	195	(16)	11,158
Total debt securities	1,145,448	7,234	(8,686)	1,143,996
Marketable equity securities	47,858	19,296	(1,613)	65,541
Total securities available for sale	1,193,306	26,530	(10,299)	1,209,537
Securities held to maturity
Municipal bonds and obligations	203,463	3,939	(2,416)	204,986
Agency collateralized mortgage obligations	75,655	1,281	(411)	76,525
Agency mortgage-backed securities	9,102	—	(243)	8,859
Agency commercial mortgage-backed securities	10,545	—	(434)	10,111
Tax advantaged economic development bonds	35,278	1,596	—	36,874
Other bonds and obligations	325	—	—	325
Total securities held to maturity	334,368	6,816	(3,504)	337,680
Total	$1,527,674	$33,346	$(13,803)	$1,547,217

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at March 31, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$279	$283	$1,252	$1,254
Over 1 year to 5 years	25,458	25,978	19,126	19,885
Over 5 years to 10 years	53,862	54,934	16,244	16,706
Over 10 years	120,944	122,542	199,955	202,099
Total bonds and obligations	200,543	203,737	236,577	239,944

Marketable equity securities	35,823	43,341	—	—
Mortgage-backed securities	1,050,529	1,046,605	94,602	94,922
Total	$1,286,895	$1,293,683	$331,179	$334,866

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$970	$12,175	$—	$—	$970	$12,175
Agency collateralized mortgage obligations	3,424	420,178	—	—	3,424	420,178
Agency mortgage-backed securities	2,216	133,529	28	1,480	2,244	135,009
Agency commercial mortgage-backed securities	1,709	53,156	—	—	1,709	53,156
Corporate bonds	4	4,461	463	16,571	467	21,032
Other bonds and obligations	11	3,018	—	—	11	3,018
Total debt securities	8,334	626,517	491	18,051	8,825	644,568
Marketable equity securities	48	1,330	867	6,139	915	7,469
Total securities available for sale	8,382	627,847	1,358	24,190	9,740	652,037

Securities held to maturity
Municipal bonds and obligations	2,299	69,480	—	—	2,299	$69,480
Agency collateralized mortgage obligations	420	14,422	—	—	420	$14,422
Agency mortgage-backed securities	257	8,505	—	—	257	$8,505
Agency commercial mortgage-backed securities	441	10,088	—	—	441	$10,088
Total securities held to maturity	3,417	102,495	—	—	3,417	102,495
Total	$11,799	$730,342	$1,358	$24,190	$13,157	$754,532

December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,049	$13,839	$—	$—	$1,049	$13,839
Agency collateralized mortgage obligations	3,291	319,448	—	—	3,291	319,448
Agency mortgage-backed securities	2,153	130,766	28	2,061	2,181	132,827
Agency commercial mortgage-backed securities	1,368	44,860	—	—	1,368	44,860
Corporate bonds	11	4,780	711	19,655	722	24,435
Trust preferred securities	—	—	59	1,204	59	1,204
Other bonds and obligations	15	3,014	1	27	16	3,041
Total debt securities	7,887	516,707	799	22,947	8,686	539,654
Marketable equity securities	157	6,600	1,456	5,927	1,613	12,527
Total securities available for sale	8,044	523,307	2,255	28,874	10,299	552,181

Securities held to maturity
Municipal bonds and obligations	2,416	69,308	—	—	2,416	69,308
Agency collateralized mortgage obligations	411	14,724	—	—	411	14,724
Agency mortgage-backed securities	243	8,859	—	—	243	8,859
Agency commercial mortgage-backed securities	434	10,111	—	—	434	10,111
Total securities held to maturity	3,504	103,002	—	—	3,504	103,002
Total	$11,548	$626,309	$2,255	$28,874	$13,803	$655,183

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2017:

AFS municipal bonds and obligations
At March 31, 2017, 9 of the total 271 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 7.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2017, 77 out of the total 225 securities in the Company’s portfolios of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS mortgage-backed securities
At March 31, 2017, 42 out of the total 102 securities in the Company’s portfolios of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2017, 2 out of 12 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 2.2% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At March 31, 2017, $463 thousand of the total unrealized losses was attributable to a $17.0 million investment. The Company evaluated this security, with a Level 2 fair value of $16.6 million, for potential other-than-temporary impairment (“OTTI”) at March 31, 2017 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS other bonds and obligations
At March 31, 2017, 5 of the 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM Municipal bonds and obligations
At March 31, 2017, 53 of the 195 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.2% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2017, 1 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in an unrealized loss position. Aggregate unrealized losses represented 2.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM mortgage-backed securities
At March 31, 2017, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

At March 31, 2017, 5 out of the total 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 10.9% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at March 31, 2017. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from First Choice Bank, Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	March 31, 2017			December 31, 2016
(in thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$281,134	$24,976	$306,110	$253,302	$34,207	$287,509
Single and multi-family	339,259	105,673	444,932	191,819	125,672	317,491
Other commercial real estate	1,405,948	516,373	1,922,321	1,481,223	530,215	2,011,438
Total commercial real estate	2,026,341	647,022	2,673,363	1,926,344	690,094	2,616,438

Commercial and industrial loans:
Asset based lending	351,992	—	351,992	321,270	—	321,270
Other commercial and industrial loans	664,783	129,350	794,133	586,832	153,936	740,768
Total commercial and industrial loans	1,016,775	129,350	1,146,125	908,102	153,936	1,062,038

Total commercial loans	3,043,116	776,372	3,819,488	2,834,446	844,030	3,678,476

Residential mortgages:
1-4 family	1,548,762	289,665	1,838,427	1,583,794	297,355	1,881,149
Construction	11,545	712	12,257	11,178	804	11,982
Total residential mortgages	1,560,307	290,377	1,850,684	1,594,972	298,159	1,893,131

Consumer loans:
Home equity	312,639	77,308	389,947	313,521	80,279	393,800
Auto and other	497,156	98,658	595,814	478,368	106,012	584,380
Total consumer loans	809,795	175,966	985,761	791,889	186,291	978,180

Total loans	$5,413,218	$1,242,715	$6,655,933	$5,221,307	$1,328,480	$6,549,787

The carrying amount of the acquired loans at March 31, 2017 totaled $1.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $44.3 million (and a note balance of $79.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.2 billion.

At December 31, 2016, acquired loans maintained a carrying value of $1.3 billion and purchased credit-impaired loans totaled $46.8 million (note balance of $86.6 million). Loans considered not impaired at acquisition date had a carrying amount of $1.3 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$8,738	$6,925
Reclassification from nonaccretable difference for loans with improved cash flows	418	896
Change in cash flows that do not affect nonaccretable difference	(747)	—
Reclassification to TDR	—	(185)
Accretion	(1,046)	(1,172)
Balance at end of period	$7,363	$6,464

The following is a summary of past due loans at March 31, 2017 and December 31, 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$281,134	$281,134	$—
Single and multi-family	118	—	513	631	338,628	339,259	—
Other commercial real estate	2,080	1,136	6,608	9,824	1,396,124	1,405,948	641
Total	2,198	1,136	7,121	10,455	2,015,886	2,026,341	641
Commercial and industrial loans:
Asset based lending	—	—	—	—	351,992	351,992	—
Other commercial and industrial loans	1,583	1,405	7,124	10,112	654,671	664,783	6
Total	1,583	1,405	7,124	10,112	1,006,663	1,016,775	6
Residential mortgages:
1-4 family	2,125	66	3,830	6,021	1,542,741	1,548,762	1,274
Construction	—	—	—	—	11,545	11,545	—
Total	2,125	66	3,830	6,021	1,554,286	1,560,307	1,274
Consumer loans:
Home equity	581	50	2,485	3,116	309,523	312,639	85
Auto and other	1,624	428	1,195	3,247	493,909	497,156	22
Total	2,205	478	3,680	6,363	803,432	809,795	107
Total	$8,111	$3,085	$21,755	$32,951	$5,380,267	$5,413,218	$2,028

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$253,302	$253,302	$—
Single and multi-family	618	110	624	1,352	190,467	191,819	155
Other commercial real estate	481	2,243	4,212	6,936	1,474,287	1,481,223	—
Total	1,099	2,353	4,836	8,288	1,918,056	1,926,344	155
Commercial and industrial loans:
Asset based lending	—	—	—	—	321,270	321,270	—
Other commercial and industrial loans	3,090	1,301	6,290	10,681	576,151	586,832	5
Total	3,090	1,301	6,290	10,681	897,421	908,102	5
Residential mortgages:
1-4 family	1,393	701	4,179	6,273	1,577,521	1,583,794	1,956
Construction	10	—	—	10	11,168	11,178	—
Total	1,403	701	4,179	6,283	1,588,689	1,594,972	1,956
Consumer loans:
Home equity	99	—	2,981	3,080	310,441	313,521	306
Auto and other	2,483	494	968	3,945	474,423	478,368	16
Total	2,582	494	3,949	7,025	784,864	791,889	322
Total	$8,174	$4,849	$19,254	$32,277	$5,189,030	$5,221,307	$2,438

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$24,976	$—
Single and multi-family	81	—	558	639	3,381	105,673	—
Other commercial real estate	463	—	782	1,245	27,123	516,373	102
Total	544	—	1,340	1,884	30,504	647,022	102
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	325	128	1,228	1,681	5,282	129,350	18
Total	325	128	1,228	1,681	5,282	129,350	18
Residential mortgages:
1-4 family	674	84	1,416	2,174	7,269	289,665	—
Construction	—	—	—	—	—	712	—
Total	674	84	1,416	2,174	7,269	290,377	—
Consumer loans:
Home equity	80	396	1,353	1,829	893	77,308	514
Auto and other	431	239	1,464	2,134	383	98,658	767
Total	511	635	2,817	3,963	1,276	175,966	1,281
Total	$2,054	$847	$6,801	$9,702	$44,331	$1,242,715	$1,401
Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:				—
Construction	$—	$—	$—	$—	$47	$34,207	$—
Single and multi-family	2	—	437	439	4,726	125,672	—
Other commercial real estate	1,555	—	765	2,320	30,047	530,215	—
Total	1,557	—	1,202	2,759	34,820	690,094	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,850	15	1,262	3,127	3,369	153,936	24
Total	1,850	15	1,262	3,127	3,369	153,936	24
Residential mortgages:
1-4 family	321	343	2,015	2,679	7,283	297,355	443
Construction	—	—	—	—	—	804	—
Total	321	343	2,015	2,679	7,283	298,159	443
Consumer loans:
Home equity	753	—	870	1,623	957	80,279	353
Auto and other	542	314	1,686	2,542	387	106,012	791
Total	1,295	314	2,556	4,165	1,344	186,291	1,144
Total	$5,023	$672	$7,035	$12,730	$46,816	$1,328,480	$1,611

The following is summary information pertaining to non-accrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Single and multi-family	513	521	1,034	469	437	906
Other commercial real estate	5,967	717	6,684	4,212	765	4,977
Total	6,480	1,238	7,718	4,681	1,202	5,883

Commercial and industrial loans:
Other commercial and industrial loans	7,118	1,127	8,245	6,285	1,155	7,440
Total	7,118	1,127	8,245	6,285	1,155	7,440

Residential mortgages:
1-4 family	2,556	1,402	3,958	2,223	1,572	3,795
Construction	—	—	—	—	—	—
Total	2,556	1,402	3,958	2,223	1,572	3,795

Consumer loans:
Home equity	2,400	838	3,238	2,675	517	3,192
Auto and other	1,173	697	1,870	952	895	1,847
Total	3,573	1,535	5,108	3,627	1,412	5,039

Total non-accrual loans	$19,727	$5,302	$25,029	$16,816	$5,341	$22,157
_______________________________________
(1)  At quarter end March 31, 2017, acquired credit impaired loans accounted for $98 thousand of loans greater than 90 days past due that are not presented in the above table.
(2)  At December 31, 2016, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

Loans evaluated for impairment as of March 31, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$29,208	$6,460	$2,798	$2,380	$40,846
Collectively evaluated for impairment	1,997,133	1,010,315	1,557,509	807,415	5,372,372
Total	$2,026,341	$1,016,775	$1,560,307	$809,795	$5,413,218

Business Activities Loans

(in thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$25,549	$5,705	$2,775	$2,703	$36,732
Collectively evaluated for impairment	1,900,795	902,397	1,592,197	789,186	5,184,575
Total	$1,926,344	$908,102	$1,594,972	$791,889	$5,221,307

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2017
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$3,325	$654	$494	$741	$5,214
Purchased credit-impaired loans	30,504	5,282	7,269	1,276	44,331
Collectively evaluated for impairment	613,193	123,414	282,614	173,949	1,193,170
Total	$647,022	$129,350	$290,377	$175,966	$1,242,715

Acquired Loans

(in thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,256	$635	$308	$406	$5,605
Purchased credit-impaired loans	34,820	3,369	7,283	1,344	46,816
Collectively evaluated for impairment	651,018	149,932	290,568	184,541	1,276,059
Total	$690,094	$153,936	$298,159	$186,291	$1,328,480

The following is a summary of impaired loans at March 31, 2017 and December 31, 2016:

Business Activities Loans

	March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	151	151	—
Other commercial real estate loans	20,710	20,710	—
Other commercial and industrial loans	1,051	1,051	—
Residential mortgages - 1-4 family	1,797	1,797	—
Consumer - home equity	1,232	1,232	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	181	182	1
Other commercial real estate loans	8,085	8,165	80
Other commercial and industrial loans	5,286	5,409	123
Residential mortgages - 1-4 family	865	1,001	136
Consumer - home equity	1,098	1,148	50
Consumer - other	—	—	—

Total
Commercial real estate	$29,127	$29,208	$81
Commercial and industrial loans	6,337	6,460	123
Residential mortgages	2,662	2,798	136
Consumer	2,330	2,380	50
Total impaired loans	$40,456	$40,846	$390

Business Activities Loans

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	18,905	18,905	—
Other commercial and industrial loans	382	382	—
Residential mortgages - 1-4 family	2,101	2,101	—
Consumer - home equity	1,605	1,605	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	179	181	2
Other commercial real estate loans	6,306	6,462	156
Other commercial and industrial loans	5,060	5,324	264
Residential mortgages - 1-4 family	538	674	136
Consumer - home equity	942	1,098	156
Consumer - other	—	—	—

Total
Commercial real estate	$25,390	$25,548	$158
Commercial and industrial loans	5,442	5,706	264
Residential mortgages	2,639	2,775	136
Consumer	2,547	2,703	156
Total impaired loans	$36,018	$36,732	$714

Acquired Loans

	March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$521	$521	$—
Other commercial real estate loans	403	403	—
Other commercial and industrial loans	298	298	—
Residential mortgages - 1-4 family	397	397	—

With an allowance recorded:
Commercial real estate - single and multifamily	$883	$911	$28
Other commercial real estate loans	1,455	1,490	35
Other commercial and industrial loans	350	356	6
Residential mortgages - 1-4 family	93	97	4
Consumer - home equity	672	741	69

Total			x
Commercial real estate	$3,262	$3,325	$63
Commercial and industrial loans	648	654	6
Residential mortgages	490	494	4
Consumer	672	741	69
Total impaired loans	$5,072	$5,214	$142

Acquired Loans

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	547	547	—
Other commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	208	208	—

With an allowance recorded:
Commercial real estate - single and multifamily	$1,250	$1,358	$108
Other commercial real estate loans	2,209	2,351	142
Other commercial and industrial loans	576	635	59
Residential mortgages - 1-4 family	89	100	11
Consumer - home equity	292	406	114

Total
Commercial real estate	$4,006	$4,256	$250
Commercial and industrial loans	576	635	59
Residential mortgages	297	308	11
Consumer	292	406	114
Total impaired loans	$5,171	$5,605	$434

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2017 and 2016:

Business Activities Loans

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	153	—	—	—
Other commercial real estate loans	20,756	217	3,166	—
Other commercial and industrial loans	1,350	5	734	13
Residential mortgages - 1-4 family	2,025	18	1,520	2
Consumer - home equity	1,574	19	663	4
Consumer - other	—	—	1	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$2,000	$28
Commercial real estate - single and multifamily	181	—	97	1
Other commercial real estate loans	7,011	71	8,143	81
Other commercial and industrial loans	5,876	143	5,962	84
Residential mortgages - 1-4 family	939	14	1,619	19
Consumer - home equity	1,149	8	1,197	8
Consumer - other	—	—	106	1

Total
Commercial real estate	$28,101	$288	$13,406	$110
Commercial and industrial loans	7,226	148	6,696	97
Residential mortgages	2,964	32	3,139	21
Consumer loans	2,723	27	1,967	13
Total impaired loans	$41,014	$495	$25,208	$241

Acquired Loans

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	721	31	126	2
Other commercial real estate loans	1,272	21	760	—
Other commercial and industrial loans	403	—	261	—
Residential mortgages - 1-4 family	409	6	12	—
Consumer - home equity	—	—	—	—
Consumer - other	—	—	169	1

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	915	12	825	11
Other commercial real estate loans	1,494	19	2,569	44
Other commercial and industrial loans	362	13	53	—
Residential mortgages - 1-4 family	98	1	334	3
Consumer - home equity	743	4	309	2
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$4,402	$83	$4,280	$57
Commercial and industrial loans	765	13	314	—
Residential mortgages	507	7	346	3
Consumer loans	743	4	478	3
Total impaired loans	$6,417	$107	$5,418	$63

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2017. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended March 31, 2017 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three months ending March 31, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	6	$2,832	$2,333
Commercial and industrial - Other	1	24	24
Residential - 1-4 Family	2	205	188
Consumer - Home Equity	1	53	53
Total	10	$3,114	$2,598

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,049	$1,049
Commercial and industrial - Other	2	151	151
Total	4	$1,200	$1,200

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made, that then defaulted in the respective reporting period. For the three months ended March 31, 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial- Other	1	$101

The following table presents the Company’s TDR activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of the period	$33,829	$22,048
Principal payments	(888)	(342)
TDR status change (1)	—	2,235
Other reductions/increases (2)	(840)	(1,487)
Newly identified TDRs	2,598	1,200
Balance at end of the period	$34,699	$23,654
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

As of March 31, 2017, the Company maintained foreclosed residential real estate property with a fair value of $71 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2017 and December 31, 2016 totaled $5.6 million and $4.8 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $151 thousand.

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 was as follows:

	At or for the three months ended March 31, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$16,405	$9,371	$7,752	$5,447	$254	$39,229
Charged-off loans	124	1,270	235	687	—	2,316
Recoveries on charged-off loans	58	16	15	86	—	175
Provision/(releases) for loan losses	(224)	3,616	244	568	171	4,375
Balance at end of period	$16,115	$11,733	$7,776	$5,414	$425	$41,463
Individually evaluated for impairment	80	123	137	50	—	390
Collectively evaluated for impairment	16,035	11,610	7,639	5,364	425	41,073
Total	$16,115	$11,733	$7,776	$5,414	$425	$41,463

	At or for the three months ended March 31, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	1,044	965	547	401	—	2,957
Recoveries on charged-off loans	128	74	—	67	—	269
Provision/(releases) for loan losses	2,451	2,203	42	(553)	(531)	3,612
Balance at end of period	$16,043	$8,629	$7,061	$4,069	$(304)	$35,498
Individually evaluated for impairment	340	130	151	56	—	677
Collectively evaluated for impairment	15,703	8,499	6,910	4,013	(304)	34,821
Total	$16,043	$8,629	$7,061	$4,069	$(304)	$35,498

	At or for the three months ended March 31, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$—	$4,769
Charged-off loans	577	436	143	151	—	1,307
Recoveries on charged-off loans	10	55	39	55	—	159
Provision for loan losses	392	271	44	13	—	720
Balance at end of period	$2,128	$1,054	$706	$453	$—	$4,341
Individually evaluated for impairment	63	6	4	69	—	142
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,065	1,048	702	384	—	4,199
Total	$2,128	$1,054	$706	$453	$—	$4,341

	At or for the three months ended March 31, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	126	25	310	286	—	747
Recoveries on charged-off loans	(1)	69	83	25	—	176
Provision for loan losses	187	(99)	145	161	—	394
Balance at end of period	$1,963	$1,275	$894	$425	$—	$4,557
Individually evaluated for impairment	182	2	37	24	—	245
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,781	1,273	857	401	—	4,312
Total	$1,963	$1,275	$894	$425	$—	$4,557

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At March 31, 2017, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.3 million using the above mentioned criteria.

The following tables present the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$281,134	$253,302	$330,460	$189,310	$1,352,475	$1,434,762	$1,964,069	$1,877,374
Special mention	—	—	6,046	334	10,642	5,827	16,688	6,161
Substandard	—	—	2,753	2,175	42,795	40,598	45,548	42,773
Doubtful	—	—	—	—	36	36	36	36
Total	$281,134	$253,302	$339,259	$191,819	$1,405,948	$1,481,223	$2,026,341	$1,926,344

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$351,992	$321,270	$641,461	$569,704	$993,453	$890,974
Special mention	—	—	3,882	123	3,882	123
Substandard	—	—	16,315	13,825	16,315	13,825
Doubtful	—	—	3,125	3,180	3,125	3,180
Total	$351,992	$321,270	$664,783	$586,832	$1,016,775	$908,102

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$1,544,866	$1,578,913	$11,545	$11,178	$1,556,411	$1,590,091
Special mention	66	701	—	—	66	701
Substandard	3,830	4,179	—	—	3,830	4,179
Total	$1,548,762	$1,583,793	$11,545	$11,178	$1,560,307	$1,594,971

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$310,239	$310,846	$495,983	$477,416	$806,222	$788,262
Nonperforming	2,400	2,675	1,173	952	3,573	3,627
Total	$312,639	$313,521	$497,156	$478,368	$809,795	$791,889

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$24,276	$33,461	$100,195	$119,414	$474,137	$496,562	$598,608	$649,437
Special mention	—	—	845	907	11,885	1,622	12,730	2,529
Substandard	700	746	4,633	5,351	30,351	32,031	35,684	38,128
Total	$24,976	$34,207	$105,673	$125,672	$516,373	$530,215	$647,022	$690,094

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$—	$—	$120,511	$147,102	$120,511	$147,102
Special mention	—	—	1,421	1,260	1,421	1,260
Substandard	—	—	7,418	5,574	7,418	5,574
Total	$—	$—	$129,350	$153,936	$129,350	$153,936

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Grade:
Pass	$286,908	$294,983	$712	$804	$287,620	$295,787
Special mention	88	343	—	—	88	343
Substandard	2,669	2,029	—	—	2,669	2,029
Total	$289,665	$297,355	$712	$804	$290,377	$298,159

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$76,470	$79,762	$97,961	$105,117	$174,431	$184,879
Nonperforming	838	517	697	895	1,535	1,412
Total	$77,308	$80,279	$98,658	$106,012	$175,966	$186,291

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$19,726	$5,399	$25,125	$16,816	$5,424	$22,240
Substandard Accruing	52,809	43,269	96,078	51,125	44,177	95,302
Total Classified	72,535	48,668	121,203	67,941	49,601	117,542
Special Mention	21,114	14,856	35,970	7,479	4,323	11,802
Total Criticized	$93,649	$63,524	$157,173	$75,420	$53,924	$129,344

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Time less than $250,000	$2,093,791	$2,015,332
Time $250,000 or more	325,477	318,211
Total time deposits	$2,419,268	$2,333,543

Included in time deposits are brokered deposits of $953.8 million and $787.9 million at March 31, 2017 and December 31, 2016, respectively. Included in the deposit balances contained on the balance sheet are reciprocal deposits of $114.7 million and $113.4 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2017 and December 31, 2016 are summarized, as follows:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
(dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$1,136,801	0.93%	$1,072,044	0.71%
Other borrowings	—	—	10,000	2.42
Total short-term borrowings:	1,136,801	0.93	1,082,044	0.72
Long-term borrowings:
Advances from the FHLB and other borrowings	157,920	1.43	142,792	1.53
Subordinated borrowings	73,742	7.00	73,697	7.00
Junior subordinated borrowings	15,464	2.90	15,464	2.77
Total long-term borrowings:	247,126	3.19	231,953	3.35
Total	$1,383,927	1.33%	$1,313,997	1.19%

Short term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2017 and December 31, 2016.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended March 31, 2017 and December 31, 2016.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at March 31, 2017 include callable advances totaling $6.0 million, and amortizing advances totaling $1.1 million. The advances outstanding at December 31, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2017 is as follows:

	March 31, 2017
		Weighted Average
(in thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2017	$1,160,800	0.95%
2018	118,879	1.17
2019	—	—
2020	5,184	1.94
2021 and beyond	9,858	2.73
Total FHLB advances	$1,294,721	0.99%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2017 and December 31, 2016.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $675 thousand and $706 thousand for unamortized debt issuance costs as of March 31, 2017 and December 31 2016, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.90% and 2.77% at March 31, 2017 and December 31, 2016, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	11.8%	10.0%	11.9%	10.0%
Common equity tier 1 capital to risk weighted assets	9.9	6.5	9.9	6.5
Tier 1 capital to risk weighted assets	10.1	8.0	10.1	8.0
Tier 1 capital to average assets	7.8	5.0	7.9	5.0

Bank
Total capital to risk weighted assets	11.1%	10.0%	11.2%	10.0%
Common equity tier 1 capital to risk weighted assets	9.9	6.5	10.0	6.5
Tier 1 capital to risk weighted assets	9.9	8.0	10.0	8.0
Tier 1 capital to average assets	7.7	5.0	7.8	5.0

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

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$15,743	$25,176
Net unrealized loss on cash flow hedging derivatives	—	(6,573)
Net unrealized holding loss on pension plans	(2,954)	(2,954)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(6,095)	(9,636)
Net unrealized loss on cash flow hedging derivatives	—	2,589
Net unrealized holding loss on pension plans	1,164	1,164
Accumulated other comprehensive income	$7,858	$9,766

The following table presents the components of other comprehensive income for the three months ended March 31, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$3,137	$(1,173)	$1,964
Less: reclassification adjustment for gains realized in net income	12,570	(4,713)	7,857
Net unrealized holding (loss) on AFS securities	(9,433)	3,540	(5,893)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,768	(4,254)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,588)	3,985
Other comprehensive (loss)	$(2,860)	$952	$(1,908)

Three Months Ended March 31, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$17,742	$(6,869)	$10,873
Less: reclassification adjustment for gains realized in net income	36	(13)	23
Net unrealized holding gain on AFS securities	17,706	(6,856)	10,850

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(4,914)	1,972	(2,942)
Less: reclassification adjustment for (losses) realized in net income	(408)	164	(244)
Net unrealized (loss) on cash flow hedging derivatives	(4,506)	1,808	(2,698)
Other comprehensive income	$13,200	$(5,048)	$8,152

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2017 and 2016:

(in thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2017
Balance at Beginning of Period	$15,541	$(3,985)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	1,964	(269)	—	1,695
Less: amounts reclassified from accumulated other comprehensive income (loss)	7,857	(4,254)	—	3,603
Total other comprehensive (loss) income	(5,893)	3,985	—	(1,908)
Balance at End of Period	$9,648	$—	$(1,790)	$7,858

Three Months Ended March 31, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other comprehensive gain (loss) before reclassifications	10,873	(2,942)	—	7,931
Less: amounts reclassified from accumulated other comprehensive income (loss)	23	(244)	—	(221)
Total other comprehensive income (loss)	10,850	(2,698)	—	8,152
Balance at End of Period	$14,730	$(7,806)	$(2,077)	$4,847

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(in thousands)	2017	2016	is Presented
Realized gains on AFS securities:
	$12,570	$36	Non-interest income
	(4,713)	(13)	Tax expense
	7,857	23	Net of tax
Realized (losses) on cash flow hedging derivatives:
	(393)	(408)	Interest expense
	(6,629)	—	Non-interest expense
	2,768	164	Tax benefit
	(4,254)	(244)	Net of tax

Total reclassifications for the period	$3,603	$(221)	Net of tax

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Net income	$15,460	$16,001

Average number of common shares issued	36,732	32,162
Less: average number of treasury shares	1,020	1,138
Less: average number of unvested stock award shares	432	513
Average number of basic common shares outstanding	35,280	30,511
Plus: dilutive effect of unvested stock award shares	126	119
Plus: dilutive effect of stock options outstanding	46	58
Average number of diluted common shares outstanding	35,452	30,688

Earnings per share:
Basic	$0.44	$0.52
Diluted	$0.44	$0.52

For the three months ended March 31, 2017, 306 thousand shares of restricted stock and 55 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the three months ended March 31, 2016, 394 thousand shares of restricted stock and 206 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2017 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2016	448	$26.28	109	$15.72
Granted	81	35.47	—	—
Stock options exercised	—	—	(6)	14.23
Stock awards vested	(101)	25.35	—	—
Forfeited	(2)	26.31	—	—
Expired	—	—	(10)	33.46
March 31, 2017	426	$28.49	93	$13.91
Exercisable options at	March 31, 2017		93	$13.91

During the three months ended March 31, 2017 and 2016, proceeds from stock option exercises totaled $81 thousand and $25 thousand, respectively. During the three months ended March 31, 2017, there were 101 thousand shares issued in connection with vested stock awards. During the three months ended March 31, 2016, there were 62 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.2 million during the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2017, the Company held derivatives with a total notional amount of $2.1 billion. The Company had economic hedges and non-hedging derivatives totaling $1.8 billion and $274.8 million, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $1.4 billion, risk participation agreements with dealer banks of $92.7 million, and $321.2 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2017.

The Company pledged collateral to derivative counterparties in the form of securities with an amortized cost of $28.6 million and a fair value of $28.6 million as of March 31, 2017. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,230	12.7	1.15%	5.09%	(1,899)
Interest rate swaps on loans with commercial loan customers	706,862	6.2	2.57%	4.20%	(4,624)
Reverse interest rate swaps on loans with commercial loan customers	706,862	6.2	4.20%	2.57%	4,787
Risk participation agreements with dealer banks	92,708	10.7			(13)
Forward sale commitments	321,234	0.2			(1,251)
Total economic hedges	1,838,896				(3,000)

Non-hedging derivatives:
Commitments to lend	274,843	0.2			8,061
Total non-hedging derivatives	274,843				8,061

Total	$2,113,739				$5,061

Information about derivative assets and liabilities at December 31, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$300,000	2.3	0.63%	2.29%	$(6,573)
Total cash flow hedges	300,000				(6,573)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,386	12.9	0.98%	5.09%	(2,021)
Interest rate swaps on loans with commercial loan customers	668,541	6.2	2.43%	4.21%	(6,752)
Reverse interest rate swaps on loans with commercial loan customers	668,541	6.2	4.21%	2.43%	7,077
Risk participation agreements with dealer banks	83,360	11.6			5
Forward sale commitments	259,889	0.2			722
Total economic hedges	1,691,717				(969)

Non-hedging derivatives:
Commitments to lend	208,145	0.2			4,738
Total non-hedging derivatives	208,145				4,738

Total	$2,199,862				$(2,804)

Cash flow hedges
In the first quarter of 2017, the Company maintained six interest rate swap contracts with an aggregate notional value of $300 million with original durations of three years. This hedge strategy converted one month rolling FHLB borrowings based on the FHLB’s one month fixed interest rate to fixed interest rates, thereby protecting the Company from floating interest rate variability.

On February 7, 2017, the Company initiated and subsequently terminated all of its interest rate swaps associated with FHLB advances with 1-month LIBOR based floating interest rates of an aggregate notional amount of $300 million. As of March 31, 2017, the Company no longer held the FHLB advances associated with the interest rate swaps. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.

For the periods presented, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. No ineffectiveness was identified for the three months ending March 31, 2017 and 2016.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(449)	$(4,914)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	(393)	(408)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	(6,629)	—
Net tax (expense) benefit on items recognized in accumulated other comprehensive income	(2,589)	1,808
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$3,984	$(2,698)

Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2017 and 2016.

Economic hedges
As of March 31, 2017, the Company has an interest rate swap with a $11.2 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(162) thousand as of March 31, 2017. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$122	$(539)
Interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	1,098	(13,597)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	(1,098)	13,597
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(162)	(61)
Risk participation agreements:
Unrealized (loss) gain recognized in other non-interest income	(18)	83
Forward commitments:
Unrealized (loss) gain recognized in other non-interest income	(1,251)	(447)
Realized gain (loss) in other non-interest income	(2,906)	(383)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$8,061	$802
Realized gain in other non-interest income	8,774	849

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

The Company had net asset positions with its commercial banking counterparties totaling $9.8 million and $11.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company had net liability positions with its financial institution counterparties totaling $6.6 million and $15.4 million as of March 31, 2017 and December 31, 2016, respectively. The Company had net liability positions with its commercial banking counterparties totaling $5.0 million and $4.4 million as of March 31, 2017 and December 31, 2016. The collateral posted by the Company that covered liability positions was $6.6 million and $19.8 million as of March 31, 2017 and December 31, 2016, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$41	$—	$41	$—	$—	$41
Commercial counterparties	9,743	—	9,743	—	—	9,743
Total	$9,784	$—	$9,784	$—	$—	$9,784

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(11,740)	$5,164	$(6,576)	$6,576	$—	$—
Commercial counterparties	(4,958)	2	(4,956)	—	—	(4,956)
Total	$(16,698)	$5,166	$(11,532)	$6,576	$—	$(4,956)

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$49	$—	$49	$—	$—	$49
Commercial counterparties	11,461	—	11,461	—	—	11,461
Total	$11,510	$—	$11,510	$—	$—	$11,510

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(in thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(20,077)	$4,689	$(15,388)	$14,738	$650	$—
Commercial counterparties	(4,407)	23	(4,384)	—	—	(4,384)
Total	$(24,484)	$4,712	$(19,772)	$14,738	$650	$(4,384)

NOTE 12. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,966	$12,966
Available-for-sale securities:
Municipal bonds and obligations	—	120,591	—	120,591
Agency collateralized mortgage obligations	—	752,077	—	752,077
Agency residential mortgage-backed securities	—	231,151	—	231,151
Agency commercial mortgage-backed securities	—	63,377	—	63,377
Corporate bonds	—	60,496	—	60,496
Trust preferred securities	—	11,788	—	11,788
Other bonds and obligations	—	10,862	—	10,862
Marketable equity securities	43,008	333	—	43,341
Loans held for sale	—	89,741	—	89,741
Derivative assets	—	14,897	8,061	22,958
Other assets	—	—	976	976
Derivative liabilities	1,229	16,645	22	17,896

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$13,229	$13,229
Available-for-sale securities:
Municipal bonds and obligations	—	119,816	—	119,816
Agency collateralized mortgage obligations	—	651,911	—	651,911
Agency residential mortgage-backed securities	—	228,684	—	228,684
Agency commercial mortgage-backed securities	—	64,534	—	64,534
Corporate bonds	—	56,006	—	56,006
Trust preferred securities	—	11,887	—	11,887
Other bonds and obligations	—	11,158	—	11,158
Marketable equity securities	62,284	3,257	—	65,541
Loans held for sale	—	120,673	—	120,673
Derivative assets	622	16,157	4,838	21,617
Other assets	—	—	798	798
Derivative liabilities	—	24,420	—	24,420

There were no transfers between levels during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data.

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

			Aggregate Fair Value
March 31, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$89,741	$86,653	$3,088

			Aggregate Fair Value
December 31, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$120,673	$118,178	$2,495

The changes in fair value of loans held for sale for the three months ended March 31, 2017 and March 31, 2016, were gains of $593 thousand and $215 thousand, respectively. The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Commitments to Lend. The Company enters into commitments to lend for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close, and by the non-refundable costs of originating the loan. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, these commitments are classified as Level 3 measurements.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016.

	Assets (Liabilities)
		Securities			Capitalized
	Trading	Available	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	to Lend	Commitments	Rights
Three Months Ended March 31, 2017
December 31, 2016	$13,229	$—	$4,738	$100	$798
Unrealized (loss) gain, net recognized in other non-interest income	(106)	—	17,302	(122)	(2)
Paydown of trading security	(157)	—	—	—	—
Transfers to Level 2	—	—	—	—	—
Transfers to held for sale loans	—	—	(13,979)	—	—
Additions to servicing rights	—	—	—	—	180
March 31, 2017	$12,966	$—	$8,061	$(22)	$976

Unrealized gains (losses) relating to instruments still held at March 31, 2017	$1,736	$—	$8,061	$(22)	$—

	Assets (Liabilities)
		Securities	Interest Rate		Capitalized
	Trading	Available	Lock	Forward	Servicing
(In thousands)	Security	for Sale	Commitments	Commitments	Rights
Three Months Ended March 31, 2016
December 31, 2015	$14,189	$708	$323	$9	$—
Unrealized gain, net recognized in other non-interest income	433	—	1,206	(152)	—
Paydown of trading account security	(148)	—	—	—	—
Transfers to Level 2	—	(708)	—	—	—
Transfers to held for sale loans	—	—	(727)	—	—
Additions to servicing rights	$—	$—	$—	$—	$—
March 31, 2016	$14,474	$—	$802	$(143)	$—

Unrealized gains (losses) relating to instruments still held at March 31, 2016	$2,637	$—	$802	$(143)	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$12,966	Discounted Cash Flow	Discount Rate	2.68%

Forward Commitments	8,061	Historical Trend	Closing Ratio	79.68%
		Pricing Model	Origination Costs, per loan	$3,692
Commitments to Lend	22	Historical Trend	Closing Ratio	79.68%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	976	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.30%
			Discount Rate	11.00%
Total	$22,025

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$13,229	Discounted Cash Flow	Discount Rate	2.62%

Forward Commitments	100	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Commitments to Lend	4,738	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	798	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.40%
			Discount Rate	11.00%
Total	$18,865

Non-Recurring Fair Value Measurements
The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The following is a summary of applicable non-recurring fair value measurements. There are no liabilities measured at fair value on a non-recurring basis.

	March 31, 2017	December 31, 2016	Fair Value Measurement Date as of March 31, 2017
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$18,968	$17,761	March 2017
Capitalized servicing rights	11,766	10,726	February/March 2017
Other real estate owned	71	151	July 2016 - Oct. 2016
Total	$30,805	$28,638

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(in thousands)	March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$18,968	Appraised value of collateral	Discounted cash flow - loss severity	0.24% to 19.09% (3.61%)
			Appraised value	$22.70 to $2,221.20 ($1,017.60)
Capitalized servicing rights	11,766	Discounted cash flow	Constant prepayment rate (CPR)	7.33% to 13.12% (9.90%)
			Discount rate	10.00% to 12.50% (11.17%)
Other real estate owned	71	Appraised value of collateral	Appraised value	$94.00 to $175.00 ($134.90)
Total	$30,805

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(in thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$17,761	Appraised value of collateral	Discounted cash flow - loss severity	0.00% to 88.70% (9.73%)
			Appraised value	$0 to $2,192 ($1,026)
Capitalized servicing rights	10,726	Discounted cash flow	Constant prepayment rate (CPR)	7.35% to 14.28% (10.44%)
			Discount rate	10.00% to 14.00 (11.77%)
Other real estate owned	151	Appraised value of collateral	Appraised value	$101 to $129 ($122)
Total	$28,638

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2017 and December 31, 2016.

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

Other real estate owned (“OREO”). OREO results from the foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including comparable sales and appraisals.

Summary of Estimated Fair Values of Financial Instruments
The following tables summarize the estimated fair values, and related carrying amounts, of the Company’s financial instruments. Certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

	March 31, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$93,343	$93,343	$93,343	$—	$—
Trading security	12,966	12,966	—	—	12,966
Securities available for sale	1,293,683	1,293,683	43,008	1,250,675	—
Securities held to maturity	331,179	334,866	—	299,751	35,115
FHLB bank stock and restricted securities	76,407	76,407	—	76,407	—
Net loans	6,610,129	6,642,677	—	—	6,642,677
Loans held for sale	89,741	89,741	—	89,741	—
Accrued interest receivable	27,599	27,599	—	27,599	—
Cash surrender value of bank-owned life insurance policies	139,914	139,914	—	139,914	—
Derivative assets	22,958	22,958	—	14,897	8,061
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,656,054	$6,659,280	$—	$6,659,280	$—
Short-term debt	1,136,801	1,136,621	—	1,136,621	—
Long-term Federal Home Loan Bank advances	157,920	157,884	—	157,884	—
Subordinated borrowings	89,206	97,623	—	97,623	—
Derivative liabilities	17,896	17,896	1,229	16,645	22

	December 31, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,075	$113,075	$113,075	$—	$—
Trading security	13,229	13,229	—	—	13,229
Securities available for sale	1,209,537	1,209,537	62,284	1,147,253	—
Securities held to maturity	334,368	337,680	—	300,806	36,874
FHLB bank stock and restricted securities	71,112	71,112	—	71,112	—
Net loans	6,505,789	6,532,745	—	—	6,532,745
Loans held for sale	120,673	120,673	—	120,673	—
Accrued interest receivable	26,113	26,113	—	26,113	—
Cash surrender value of bank-owned life insurance policies	139,257	139,257	—	139,257	—
Derivative assets	21,617	21,617	622	16,157	4,838
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,622,092	$6,624,108	$—	$6,624,108	$—
Short-term debt	1,082,044	1,081,996	—	1,081,996	—
Long-term Federal Home Loan Bank advances	142,792	143,151	—	143,151	—
Subordinated borrowings	89,161	96,973	—	96,973	—
Derivative liabilities	24,420	24,420	—	24,420	—

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

Loans, net. The carrying value of the loans in the loan portfolio is based on cash flows discounted over their respective loan origination rates. The origination rates are adjusted for substandard and special mention loans to factor the impact of declines in the loan’s credit standing. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net interest income	$66,886	$57,697
Provision for loan losses	5,095	4,006
Net interest income after provision for loan losses	$61,791	$53,691

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2017 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments during the current period are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 39.4% marginal income tax rate. In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

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

Shown below is a profile of the Company:

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the
	Three Months Ended March 31,
	2017	2016
PER COMMON SHARE DATA (1)
Net earnings, diluted	$0.44	$0.52
Adjusted earnings, diluted (2)	0.55	0.54
Total book value	30.77	29.18
Tangible book value (2)	18.97	18.44
Dividends	0.21	0.20
Common stock price:
High	37.45	28.93
Low	32.90	24.71
Close	36.05	26.89
PERFORMANCE RATIOS (1)(3)
Return on assets	0.68%	0.82%
Adjusted return on assets (2)	0.85	0.85
Return on equity	5.71	7.19
Adjusted return on equity (2)	7.17	7.40
Adjusted return on tangible equity (2)	12.05	12.20
Net interest margin, fully taxable equivalent (FTE) (4) (8)	3.33	3.33
Net interest margin, excluding purchased loan accretion and FTE (2) (8)	3.15	3.22
Fee income/Net interest and fee income	30.04	21.04
Efficiency ratio (2) (8)	61.94	59.27
GROWTH
Total commercial loans, (annualized)	15%	6%
Total loans, (annualized)	6	—
Total deposits, (annualized)	2	—
Total net revenues, (compared to prior year)	39	26
Earnings per share, (compared to prior year)	(15)	49
Adjusted earnings per share, (compared to prior year) (2)	2	8
FINANCIAL DATA: (In millions) (1)
Total assets	$9,298	$7,808
Total earning assets	8,486	7,142
Total investments	1,740	1,399
Total loans	6,656	5,727
Allowance for loan losses	46	40
Total intangible assets	422	334
Total deposits	6,656	5,584
Total borrowings	1,384	1,170
Total common stockholders’ equity	1,100	906
Net Income	15.5	16.0
Adjusted income (2)	19.4	16.5

	At or for the
	Three Months Ended March 31,
	2017	2016
ASSET QUALITY AND CONDITION RATIOS (1)(6)
Net charge-offs (annualized)/average loans	0.20%	0.23%
Allowance for loan losses/total loans	0.69	0.70
Loans/deposits	100	103
Shareholders' equity to total assets	11.83	11.60
Tangible shareholders' equity to tangible assets (2)	7.64	7.66

FOR THE PERIOD: (In thousands) (1)
Net interest income	$66,886	$57,697
Non-interest income	34,757	15,630
Provision for loan losses	5,095	4,006
Non-interest expense	74,326	47,100
Net income	15,460	16,001
Adjusted Income (2)	19,400	16,489
______________________________________
(1)  Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions and restructuring activities. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

(2)	Non-GAAP financial measure.
(3)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(4) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(5) Revisions were made to the calculations of the net interest margin, efficiency ratio, and yields for the interest annualization and the fully taxable equivalent calculations. Prior period measures were revised to include these changes.
(6)  Generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2017		2016
($ In millions)	Average Balance	Yield/Rate (FTE basis)(1)	Average Balance	Yield/Rate (FTE basis)(1)
Assets
Loans:
Commercial real estate	$2,631	4.58%	$2,079	4.14%
Commercial and industrial loans	1,072	4.86	1,027	4.96
Residential mortgages	1,887	3.55	1,798	3.84
Consumer loans	979	3.62	808	3.43
Total loans (2)	6,569	4.24	5,712	4.10
Investment securities (3)	1,626	3.38	1,343	3.42
Short term investments & loans held for sale (4)	138	2.71	56	0.91
Total interest-earning assets	8,333	4.00	7,111	3.94
Intangible assets	422		334
Other non-interest earning assets	389		346
Total assets	$9,144		$7,791

Liabilities and shareholders’ equity
Deposits:
NOW	$575	0.22%	$484	0.13%
Money market	1,805	0.52	1,417	0.49
Savings	649	0.13	602	0.13
Time	2,351	1.08	2,064	0.99
Total interest-bearing deposits	5,380	0.69	4,567	0.63
Borrowings and notes (5)	1,386	1.38	1,234	1.18
Total interest-bearing liabilities	6,766	0.83	5,801	0.75
Non-interest-bearing demand deposits	1,179		1,026
Other non-interest earning liabilities	117		73
Total liabilities	8,062		6,900

Total shareholders’ equity (3)	1,082		891
Total liabilities and stockholders’ equity	$9,144		$7,791

	Three Months Ended March 31,
	2017		2016
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.17%		3.19%
Net interest margin (6)		3.33		3.33
Cost of funds		0.70		0.63
Cost of deposits		0.56		0.51

Supplementary data
Total deposits (In millions)	$6,558		$5,594
Fully taxable equivalent income adj. (In thousands) (7)	2,511		1,894

_____________________________________

(1)
Revisions were made to the calculations of the net interest margin, efficiency ratio, and yields for the interest annualization and the fully taxable equivalent calculations. Prior period measures were revised to include these changes.

(2)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(3)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(4)	Interest income on loans held for sale is included in loan interest income on the income statement.

(5)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(6)	Purchased loan accretion totaled $3.7 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

(7)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

NON-GAAP FINANCIAL MEASURES
This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP adjusted earnings information set forth is not necessarily comparable to non- GAAP information which may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs primarily consist of the Company's continued effort to create efficiencies in operations through calculated adjustments to the branch banking and office footprint. Expense adjustments include variable rate compensation related to nonoperating items. In the most recent quarter, adjusting items also included the loss recorded on the termination of cash flow hedges which was done in conjunction with the First Choice integration and was not viewed as related to normalized operations.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended
(in thousands)		March 31, 2017	December 31, 2016	March 31, 2016
GAAP Net income		$15,460	$10,331	$16,001
Adj: (Gains) losses on sale of securities, net		(12,570)	652	(36)
Adj. Loss on termination of hedges		6,629	—	—
Adj: Net (gains) on sale of business operations		—	(522)	—
Adj: Merger and acquisition expense		5,947	10,820	527
Adj: Restructuring and conversion expense		5,735	1,113	253
Adj: Income taxes		(1,801)	(4,373)	(256)
Total adjusted income (non-GAAP)	(A)	$19,400	$18,021	$16,489
GAAP Total revenue		$101,643	$75,883	$73,327
Adj: (Gains) losses on sale of securities, net		(12,570)	652	(36)
Adj: Net (gains) on sale of business operations		—	(522)	—
Adj. Loss on termination of hedges		6,629	—	—
Total operating revenue (non-GAAP)	(B)	$95,702	$76,013	$73,291
GAAP Total non-interest expense		$74,326	$61,090	$47,100
Less: Total non-operating expense (see above)		(11,682)	(11,933)	(780)
Operating non-interest expense (non-GAAP)	(C)	$62,644	$49,157	$46,320
(in millions, except per share data)
Total average assets	(D)	$9,144	$8,276	$7,791
Total average shareholders’ equity	(E)	1,082	963	891
Total average tangible shareholders’ equity	(F)	660	601	557
Total tangible shareholders’ equity, period-end (1)	(G)	678	671	572
Total tangible assets, period-end (1)	(H)	8,876	8,740	7,474
Total common shares outstanding, period-end (thousands)	(I)	35,729	35,673	31,039
Average diluted shares outstanding (thousands)	(J)	35,452	32,381	30,688
Earnings per share, diluted		$0.44	$0.32	$0.52
Adjusted earnings per share, diluted	(A/J)	0.55	0.56	0.54
Book value per share, period-end		30.77	30.65	29.18
Tangible book value per share, period-end	(G/I)	18.97	18.81	18.44
Total shareholders' equity/total assets		11.83	11.93	11.60
Total tangible shareholder's equity/total tangible assets	(G)/(H)	7.64	7.68	7.66
Performance ratios (2)
GAAP return on assets		0.68%	0.50%	0.82%
Adjusted return on assets	(A/D)	0.85	0.87	0.85
GAAP return on equity		5.71	4.29	7.19
Adjusted return on equity	(A/E)	7.17	7.49	7.40
Adjusted return on tangible equity (3)	(A/F)	12.05	12.23	12.20
Efficiency ratio	(C-M)/(B+K+N)	61.94	58.42	59.27
Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(K)	$1,624	$4,918	$1,588
Non-interest income charge on tax-credit investments (5)	(L)	(1,329)	(4,428)	(1,101)
Net income on tax-credit investments	(K+L)	295	490	487
Intangible amortization	(M)	801	572	819
Fully taxable equivalent income adjustment	(N)	2,511	2,228	1,894

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

SUMMARY
In the first quarter of 2017, Berkshire completed the systems conversion of First Choice Bank ("First Choice"), which was acquired on December 2, 2016, on budget and on schedule. The Bank expanded organically during the quarter, led by double digit annualized commercial loan growth, and an increase in the net interest margin over the prior quarter. New senior commercial leadership was recruited for the Mid-Atlantic region. Fee income expanded with the contribution of the mortgage banking operations of First Choice Loan Services (“FCLS”). Berkshire opened its first Boston branch to support its growing commercial business in Greater Boston. The Bank completed three previously announced branch consolidations and initiated a further restructuring to reduce premises overhead, including an additional planned branch consolidation. Balance sheet restructuring actions were taken in association with the First Choice integration, with the termination of the Bank’s portfolio of cash flow hedges, expansion of the investment portfolio, and the realization of equity gains. Berkshire declared a 5% increase in the quarterly cash dividend to $0.21 per quarter.

Total first quarter net revenue increased by 39% year-over-year due to the First Choice acquisition together with organic business development and the benefit of other 2016 business combinations. Annualized first quarter net revenue measured $407 million. GAAP earnings decreased by $0.5 million (3%) to $15.5 million, and were net of $5.9 million in merger related charges that were primarily related to the First Choice acquisition. Adjusted earnings increased by $2.9 million, or 18%, due to the benefits of business expansion. As discussed in an earlier section, the Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations

FIRST QUARTER FINANCIAL HIGHLIGHTS (comparisons are to prior quarter unless otherwise stated):

•	34% increase in total net revenue

•	46% increase in fee income

•	15% annualized commercial loan growth

•	6% annualized total loan growth

•	2% annualized deposit growth

•	3.33% net interest margin, increased from 3.21% in the prior quarter

•	0.27% non-performing assets/assets

•	0.20% net loan charge-offs/average loans

During the quarter, the Company benefited from the full quarter impact of the 25 basis point short term rate hike in December 2016. The additional 25 basis point hike in the target Fed Funds rate to 1% in March 2017 was expected to further benefit results in the second quarter. Ten year treasury rates started and ended the quarter near 2.4%.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016
Summary: Berkshire produced 6% annualized loan growth and 2% annualized deposit growth in the first quarter of 2017. In addition to the balance sheet changes mentioned above, the Company sold 30-year seasoned residential mortgages and increased its investment in medium term mortgage backed securities.

Its modeled net interest income remains modestly asset sensitive. Capital and liquidity metrics decreased slightly due to the strong commercial loan growth, which is not expected to remain at the elevated first quarter level. At period-end, book value per share measured $30.77 and tangible book value per share (a non-GAAP financial measure) measured $18.97. Total assets increased by $135 million, or 1%, to $9.3 billion during the quarter. In the most recent period, the Company made non-material revisions to the calculation of yields, costs, and margins following recent systems enhancements; prior period measures were revised to include these changes.

Securities: Total investment securities increased by $86 million, or 5%, to $1.7 billion during the most recent quarter. This increase was due to a $100 million increase in available for sale medium duration collateralized mortgage obligation securities, which replaced seasoned mortgage loans sold and contributed to liquidity and interest rate sensitivity objectives. The Company sold $25 million in equity securities, and realized $13 million in net securities gains. These gains were already included as a component of shareholders’ equity in accumulated other comprehensive income. This sale took advantage of strong market conditions for bank stocks. At quarter-end, the fair value of the remaining equity securities was $43 million and included $8 million in additional unrealized gains.

The securities portfolio yield decreased to 3.38% in the first quarter of 2017, compared to 3.58% in the prior quarter and 3.42% in the first quarter of 2016. This reflected the full quarter impact of the acquired First Choice portfolio, together with the first quarter portfolio changes noted above. The Company’s goal is to maintain this yield near the current level during 2017 and to minimize further compression from the ongoing low interest rates. The average life of the portfolio decreased slightly to 5.7 years from 5.9 years during the quarter. Debt securities purchased during the quarter were investment grade rated. Due primarily to the equity gains realized, the total unrealized gain on investment securities decreased to $10 million, or 0.6% of book value, at quarter-end, compared to $20 million, or 1.3% of book value, at the start of the quarter.

Loans: Total loans increased by $106 million, at a 6% annualized rate, to $6.7 billion during the first quarter of 2017. This included a $141 million increase, at a 15% annualized rate, in total commercial loans, which was primarily due to an $84 million increase in commercial and industrial loans and with contributions from the New York region, along with seasonal ABL and Firestone activity, together with wholesale and participation loans. Line utilization was up 2% during the quarter, which equated to a 14% annualized increase in outstandings. This was attributed to improving economic activity and business optimism in Berkshire’s markets. The Company recruited a new SVP Commercial Banking Regional Leader and a new SVP ABL Regional Leader with extensive experience to lead commercial growth in the new Mid-Atlantic region. Berkshire has a strategic focus on the development of commercial relationships and commercial business loans to support its strategies for market share enhancement and profitability improvement.

Commercial real estate loans increased in the most recent quarter by $57 million, or 9% annualized to $2.7 billion, and constitute the largest loan category. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the related federal regulatory monitoring thresholds even though it is well margined below those thresholds. Berkshire’s total commercial real estate outstandings measured 268% of regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Total construction loan outstandings was 47% regulatory capital, compared to the 100% monitoring guideline.

Residential mortgages decreased by $42 million, or 2%, in the first quarter. As previously noted, the Bank shifted a portion of its longer duration fixed rate residential mortgage loans to medium duration mortgage backed securities, which contributed to its liquidity and interest rate risk management objectives. A total of $141 million of seasoned residential mortgages were sold during the quarter. Most of the Bank’s mortgage origination activity is managed as part of its secondary market oriented mortgage banking business unit, including the recently acquired First Choice Loan Services subsidiary. This activity is discussed in a later discussion of fee income. Total consumer loans were little changed during the quarter, with a 4% annualized decrease in home equity outstandings offset by 8% annualized growth in auto and other loans. The Bank has an indirect auto lending team originating prime auto loans throughout its New England/New York footprint.

The most recent quarter was the first full quarter with the acquired First Choice loan balances, and loan yields are therefore not fully comparable to prior periods. The quarter also included the benefit from the December rate hike on the yield of Prime and Libor based loans. The loan yield of 4.24% was higher than the 4.03% yield in the prior quarter and the 4.10% yield in the first quarter of 2016. The loan yield includes purchased loan accretion, including recoveries of purchased credit impaired loans. Excluding purchased loan accretion, the loan yields in these three respective periods were 4.01%, 3.91%, and 3.95%. At period-end, 43% of loans contractually repriced within one year, 21% repriced in one to five years, and 36% repriced after five years. The portfolio repricing life was slightly shorter than at the start of the year due to the mortgage asset repositioning and increased commercial line usage.

Asset Quality. Asset quality metrics remained favorable and generally improved slightly from the start of the year. First quarter annualized net loan charge-offs decreased to 0.20% from 0.21% in the prior quarter. Total past due loans decreased. Non-accruing loans increased to 0.38% of total loans from 0.34%. At period-end, the total contractual balance of purchased credit impaired loans was $79 million, with a $44 million carrying value, representing a $35 million discount, which is a 44% discount from the contractual amount. Included in this amount was a $7 million accretable balance net of accretion recorded during the quarter.

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

The loan loss allowance increased by $2 million, or 4%, in the first quarter of 2017. The ratio of the allowance to total loans increased slightly to 0.69% from 0.67%. The allowance on loans from business activities increased to 0.77% from 0.74% during the quarter. The allowance on acquired loans decreased to 0.35% from 0.40%. At period-end, the allowance provided 3.5X coverage of first quarter net loan charge-offs and 1.8X coverage of period-end non-accrual loans. Criticized loans increased to $157 million, or 1.7% of total assets, from $129 million, or 1.4% of total assets.

Deposits. Total deposits increased by $34 million, or 2% annualized, during the most recent quarter. Contributing to this growth was a $38 million increase in money market accounts and an $86 million increase in time deposits. This growth in part was in personal accounts reflecting changes following recent and anticipated interest rate increases. Transaction account balances decreased by $92 million primarily due to seasonal reductions in commercial and municipal balances following higher usage of those accounts at the prior year-end.

The most recent quarter was the first full quarter with the acquired First Choice deposit balances, and deposit costs are therefore not fully comparable to prior periods. First Choice deposit costs included the benefit of fair value accounting for the acquired time deposits. The quarter also included the impact from the December rate hike on deposit costs as a result of higher rates and mix shifts. These impacts tended to offset each other and the cost of deposits was unchanged at 0.56% from the prior quarter, while it was increased from 0.51% in the first quarter of 2016 including the ongoing impact from the December 2015 rate hike. Berkshire has been adjusting its Mid-Atlantic deposit offerings which were historically higher cost at First Choice Bank while staying on track with its goals for retaining and growing accounts in this promising new market. The loans/deposits ratio increased to 100% from 99% during the quarter, and is down from 105% at September 30, 2016 which reflects the benefit of the excess First Choice deposits acquired in December.

Borrowings and Derivative Financial Instruments: Total borrowings increased by $70 million in the first quarter to support earning asset growth.

As previously noted, the Company terminated its cash flow hedges in early February in conjunction with its process of integrating the acquired First Choice balance sheet, including excess deposits. The Company retired the one month rolling FHLB loans that were hedged by the terminated fixed payment interest rate swaps. The Company recorded a $7 million loss on this termination; this loss was already a component of shareholders’ equity in accumulated other comprehensive income. The swaps had a fixed pay rate of 2.3% with a remaining maturity of 2.3 years at the start of the quarter.

The cost of borrowings decreased to 1.38% in the first quarter, compared to 1.63% in the prior quarter. This reduction included the impact of the swap termination, and was partially offset by the higher borrowing costs resulting from the December interest rate hike. Due to the lower borrowing costs, the total cost of funds decreased to 0.70% from 0.73% for the above periods.

The notional balance of derivative financial instruments decreased by $86 million to $2.1 billion during the most recent quarter, including the impact of the termination of cash flow hedges totaling $300 million. The balance of interest rate swaps related to commercial loans increased by $77 million to $1.4 billion due to the origination of swaps related to lending activities during the quarter. The $1.4 billion balance includes identical $707 million amounts related to customer interest rate swaps and to the offsetting reverse interest rate swaps with national financial counterparties which serve as economic hedges. Derivatives related to mortgage banking for customer interest rate lock commitments and forward secondary market sale commitments increased by $128 million in total to $0.6 billion due to pipeline growth by quarter-end.

With the termination of the cash flow hedges and the realization of the $7 million related loss, the net fair value of the remaining derivatives changed from a $3 million liability at year-end 2016 to a $5 million asset at quarter-end, which mostly represented net sale gains included in mortgage originations revenue, net of an unrealized loss on the bond held as a trading security.

Shareholders’ Equity. Berkshire’s capital metrics decreased slightly during the quarter due to strong loan growth and the impact of merger and restructuring charges. The Company generally targets that earnings from operations will support organic growth, shareholder dividends, and improving capital metrics. The Company and the Bank remained Well Capitalized under regulatory guidelines at period-end. The Bank’s risk based capital ratio decreased slightly to 11.1% from 11.2% during the quarter.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

Summary. Berkshire’s results in the most recent quarter included the first full quarter impact of First Choice Bank acquired on December 2, 2016. Many measures of revenue, expense, income, and average balances increased year-to-year due to this acquisition, together with other business combinations and organic growth. An analysis of pro forma 2016 revenue and expense was provided in the most recent Form 10-K. Based on the assumptions contained therein, pro forma 2016 revenue was 33% higher assuming that the 2016 business combinations were completed prior to 2016 and were included in 2016 results. Pro forma 2016 earnings per share (excluding merger related expenses and before targeted cost saves) were $2.24 in this analysis. This pro forma information about the combined operations should be considered in comparing operating results between 2017 and 2016.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income (or adjusted earnings) to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to its normalized operations. These adjusting items consist primarily of merger, acquisition, conversion, and restructuring expenses, together with net gains recorded on securities and the loss on termination of hedges recorded in the most recent quarter. Berkshire views its net merger related costs as part of the economic investment for its acquisitions. Berkshire also makes references to adjusted revenues and adjusted expenses in its discussion of operating results. Please see the non-GAAP reconciliation section of this discussion for more information about adjusted net income and other non-GAAP financial measures discussed in this report.

First quarter GAAP net income decreased year-to-year by 3% to $15 million due primarily to the impact of restructuring and merger costs in 2017, including the First Choice merger related expenses. GAAP EPS decreased by 15% to $0.44 including the impact of shares issued as merger consideration. Adjusted earnings increased by 18% to $19 million, while adjusted earnings per share increased by 2% to $0.55. These increases reflected the benefit of the Company’s strategies targeted towards increasing long term earnings and profitability through disciplined expansion. The First Choice acquisition was targeted to produce $0.10 in annual EPS accretion after completion of $15 million (17%) in targeted cost saves. The Company is targeting full completion of these cost savings by midyear. The Company also is targeting additional EPS accretion from other 2016 business combinations.

First quarter 2017 return on assets measured 0.68%, while adjusted return on assets measured 0.85%. The return on equity in this period measured 5.7%, while the adjusted return on equity measured 7.2%. The adjusted return on tangible equity measured 12.0% in the current period. This non-GAAP financial measure compares adjusted earnings to average tangible equity in order to measure the rate of internal capital generation to support ongoing growth, dividends, and capital strength.

As a result of its growth, the Company is approaching the $10 billion asset threshold for additional regulatory requirements under the Dodd Frank Act. After crossing the threshold, the Company has additional compliance costs, additional FDIC insurance premium expense, and also would forfeit a portion of its card related fee income under the Durbin Amendment. The Company has been enhancing its staff and resources with the goal of having the resources available to meet the compliance related costs at the time the threshold may be met in the future.

Revenue. Year over year, first quarter net revenue increased by 39%, while first quarter adjusted revenue increased by 31%. These increases were due to the benefit of business expansion. Net interest income increased by 16%, while fee income increased by 87%. Berkshire’s strategic focus is to diversify revenue and increase its fee income sources to reduce reliance on balance sheet spread income and support its wallet share and market share development goals. Annualized first quarter revenue per share increased by 20% to $11.47 in 2017 from $9.56 in 2016.

Net Interest Income. First quarter net interest income increased by $8 million, or 13%, over the prior quarter and by $9 million, or 16%, year-over-year. The increase was primarily due to growth in average earning assets which measured $0.8 billion, or 10% and $1.2 billion, or 17%, for these respective periods. This included $1.0 billion in acquired earning assets from First Choice.

The first quarter net interest margin was 3.33%, 3.21%, and 3.33% in the respective periods. The Company also measures its net interest margin before purchased loan accretion. This measure was 3.15% in the most recent quarter, 3.11% in the prior quarter, and 3.22% in the first quarter of 2016. The most recent quarter was the first full quarter with the full impacts of the First Choice acquisition, which contributed to purchased loan accretion. Purchased loan accretion totaled $3.7 million, $1.9 million, and $2.1 million for the above periods, respectively. The net interest margin benefited from the December rate hikes in 2015 and 2016 and is expected to benefit from the March 2017 rate hike. In addition to the level of interest rates, the margin is affected by the shape of the yield curve and by behaviors of pricing indices and yield spreads in the markets. The Company seeks to offset these impacts through pricing and product mix while maintaining a positive sensitivity of interest income to expected future rate increases.

As previously noted, with the enhancements provided by recent systems upgrades, the Company made nonmaterial changes to its methodologies for calculating yields, costs, and margins. Prior period calculations have been revised to include the impact of these changes.

Non-Interest Income. The Company views fee income as a key strategic focus for achieving its marketplace and profitability objectives. First quarter fee income increased year-over-year by $13 million, or 87%. This was mainly due to a $12 million increase in mortgage banking originations revenue. All other fee income sources increased 10% year-over year. First quarter revenue includes seasonally higher contributions from insurance due to annual commission income and wealth management due to tax preparation fees. First quarter fee income increased to 30% of interest and fee income in 2017 from 21% in the prior year.

The acquisition of First Choice Bank included its subsidiary, First Choice Loan Services (“FCLS”). FCLS operates in a secondary market model with most originations designated as held for sale to investors. Estimated revenues are initially recognized at the time of the customer interest rate lock commitment based on the sale commitments arranged at the same time. Direct costs of loan originations are netted from revenues. FCLS is expected to account for approximately 90% of Berkshire’s mortgage origination revenue, with the traditional operations of Berkshire Home Lending accounting for the remainder. Home Lending conducts both secondary market and portfolio mortgage operations in Berkshire’s northeast footprint. The increase in mortgage originations revenue represents the first full quarter contribution from FCLS. First quarter combined originations of held for sale mortgages totaled $429 million in 2017 compared to $530 million in the prior year, based on previously reported FCLS data. The Company estimates that combined interest rate lock volume increased slightly compared to the prior quarter, and that gain on sale margins strengthened, adjusted for the Berkshire accounting practices adopted on the merger date. Mortgage banking origination revenues are expected to be seasonally highest in the second and third quarters of the year. Operating margins in this business line are lower than in other business lines, contributing to a lower overall bank efficiency ratio.

All other fee income revenues increased by $1 million, or 10% year-over-year. Most of the increase was in loan related income, which totaled $4 million, including $1 million related to the sale of commercial loan interest rate swaps, and $2 million in gains on the sale of SBA loans and seasoned residential mortgages. Non-interest income in the most recent period included the $13 million in net securities gains and the $7 million in loss on termination of hedges as previously discussed. These transactions affected cash flow but did not affect net equity since the fair value adjustments were already included as components of accumulated comprehensive income. Included in the category of “Other” was $1 million in accrued income on bank owned life insurance which offset $1 million in charges for the amortization of tax credit investments. This amortization generated benefit to income tax expense as discussed below.

Loan Loss Provision. The provision for loan losses increased year-to-year by $1 million. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to loan portfolio growth resulting from loan originations.

Non-Interest Expense and Income Tax Expense. GAAP non-interest expense increased by $27 million, or 58%, including the first full quarter impact of acquired First Choice operations. This increase also included the elevated charges for mergers and restructuring. The non-GAAP measure of adjusted non-interest expense increased by $16 million, or 35%, which slightly exceeded the 31% increase in adjusted revenue. Accordingly, the efficiency ratio rose to 61.9% from 59.3%. As previously discussed, the $12 million increase in mortgage banking origination revenue was associated with a related increase in operating expense due to the lower efficiency of these operations. The Company anticipates seasonally higher mortgage banking expenses in the second and third quarters, related to seasonally higher revenues. The Company is working to complete the remaining targeted cost savings from the integration of the acquired First Choice operations by midyear 2017. Full time equivalent staff totaled 1,728 positions at quarter-end, compared to 1,731 at the start of the year. Merger related expense was nearly all related to the integration of the First Choice operations. The Company anticipates additional First Choice merger related charges in the second quarter and it is targeting to remain within its initial goals for total deal costs. The Company completed the consolidation of three previously announced branches in the most recent quarter. The related restructuring charges were mostly recognized in 2016. The $6 million in restructuring expenses charged against the current quarter were mostly related to leasehold terminations for lending offices and other excess premises, including one additional branch which is targeted to be consolidated in the third quarter. The Company is targeting that annual cost savings will repay the initial restructuring charge in approximately three years.

The Company has been absorbing the additional infrastructure expenses required at the $10 billion asset size threshold established in the Dodd Frank legislation. At year-end 2016, the Company estimated that it had absorbed $5 million, or 85% of the investment in these annual costs in its operating run rate. These regulatory costs are primarily related to consumer compliance, capital stress testing, and risk management. The Company’s goal is to evaluate future growth opportunities such that the targeted accretive benefit of expansion will be sufficient to offset the impact on profitability of regulatory requirements as it approaches and may at some future time exceed this $10 billion threshold.

The effective GAAP income tax rate was 30% and the income tax rate on adjusted earnings was 31% in the most recent quarter. The Company received $0.01 per share in net earnings benefit from its investment in tax credit related projects during the quarter, compared to $0.02 in the prior quarter. This benefit is net of the amortization charges recorded in non-interest income. The calculated marginal tax rate on items excluded by the Company from its adjusted earnings was similar to the overall marginal tax rate utilized by the Company. The Company expects its tax rate on adjusted earnings to be in the 25-30% range during 2017, depending on the timing of tax credit related projects. Changes in the tax rate will mostly be offset by related amortization charges, with little impact expected on EPS from quarter to quarter. The $13 million of securities gains recorded during the quarter will be available to offset projected 2020 capital losses from the planned sale of a tax credit investment. Federal law allows for net capital losses to be carried back, up to three years, to recover prior taxes paid on net capital gains realized in the carry-back period.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Comprehensive income totaled $14 million in the most recent quarter, which was not significantly different from the $15 million in net income.

Liquidity and Cash Flows. Berkshire manages its liquidity and cash flows with the goal of meeting expected as well as stressed cash needs for the foreseeable future. For the first quarter of 2017, Berkshire primarily utilized deposit growth and borrowings to fund the increase in loans and investment securities. The loans/deposits ratio increased to 100% from 99% during the quarter. This ratio had decreased from 105% in the prior quarter as a result of the excess deposits acquired with the First Choice merger. During the third quarter, the Bank increased its borrowing capacity with the Federal Home Loan Bank by approximately $110 million, to about $600 million at quarter-end due primarily to the growth in eligible securities collateral. Berkshire is also taking advantage of its recent upgrades in internal systems to analyze and monitor assets which can be used as additional collateral with the Federal Reserve Bank and the Federal Home Loan Bank in order to further supplement its liquidity resources.

Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset liability objectives. In select cases, the Bank provides insured brokered reciprocal money market deposits to large institutional accounts to supplement its deposit insurance protection. FHLB borrowings continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company’s mortgage banking operations have extensive secondary market hedging and investor counterparties which are necessary to support these business models. The Company’s financial institutions banking function is building a network of regional counterparties for wholesale transactions related to the purchase and sale of loans. The Company’s commercial banking and specialty lending units have national and regional counterparty banks for loan participations and syndications, and the Bank is designated as an SBA preferred lender to support its small business lending activities.

Berkshire Hills Bancorp had a $39 million cash balance at quarter end, compared to $43 million at the start of the year. During the first quarter, the Company paid off the $10 million balance outstanding at the start of the year on its $15 million unsecured line of credit. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $9 million in dividends to the Parent during the most recent quarter. The Parent uses cash for dividends, debt service, and holding company operating expenses. Based on its charter, it also makes targeted purchase and sales of equity securities to support the overall consolidated investment plan. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations.

Capital Resources. Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K.

Berkshire views its earnings and related internal capital generation as a primary source of capital to support dividends and growth of the franchise. Additionally, the Company generally uses the issuance of common stock as the primary source of consideration for bank acquisitions, and such acquisitions may result in net increases or decreases in its capital ratios. Berkshire’s long term objective is to generate a double digit annual return on equity, and the Company evaluates lending, investment, and acquisition decisions with this objective as a benchmark. The Company also evaluates its return on tangible equity as an indicator of its capital generation to support ongoing balance sheet growth. The Risk Management and Capital Committee of Berkshire’s Board of Directors is responsible for assisting the Board in planning for future capital needs and for ensuring compliance with regulations pertaining to capital structure and levels. The Company believes that the market for its stock is an additional capital resource over the long run and that Berkshire’s common stock is a significant resource available as merger consideration in the event of future acquisitions and business combinations. Additionally, the Company continues to monitor market conditions for the various forms of regulatory capital, which are additional potential future capital resources to the Company and/or the Bank. The Company continues to enhance its internal processes for evaluating capital adequacy under various scenarios including stressed conditions.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no significant changes in off-balance sheet arrangements and contractual obligations in the first quarter of 2017.

Fair Value Measurements. The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this quarter-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At March 31, 2017, the premium value of the loan portfolio was $33 million, or 0.5% of the carrying value, compared to $27 million, or 0.4% of carrying value at year-end 2016. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, derivative instruments, and subordinated borrowings. These measurements were generally based on Level 2 market based inputs.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first quarter of 2017.
For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. There were no significant changes in the sensitivity of net interest income during the most recent quarter. While the Company terminated its fixed payment interest rate swaps during the period, it also shortened the overall duration of its loan portfolio and extended some time deposit durations. The decrease in transaction account balances contributed to an immaterial reduction in the overall asset sensitivity of the Company. This decrease was attributed primarily to seasonal factors and balances in related accounts are expected to rebound during the year. There were no material changes in the other measures and components of interest rate risk discussed in the most recent Form 10-K.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. As of March 31, 2017, other than the items noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There are no new material risks which were identified during the most recent quarter. Risks related to the integration of business combinations described in the Form 10-K were reduced in the most recent quarter as a result of the integration activities that were completed during this period.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2017 and March 31, 2016, the Company did not transfer any shares.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2017:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2017	—	$—	—	500,000
February 1-28, 2017	—	—	—	500,000
March 1-31, 2017	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of March 31, 2017, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

2.2
Agreement and Plan of Merger, dated as of May 21, 2015, by and among Firestone Financial Corp., Berkshire Hills Bancorp, Inc., Berkshire Bank, Jacob Acquisition LLC, and David S. Cohen, solely in his capacity as the representative of the Firestone security holders (1)

2.3	Agreement and Plan of Merger, dated as of June 24, 2016, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, and First Choice Bank (2)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2017	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: May 10, 2017	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer