Form 10-K/A
period 2016-12-31
BERKSHIRE HILLS BANCORP INC
filed 2017-05-19
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company"  in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐
Emerging Growth Company ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $819 million, based upon the closing price of $26.92 as quoted on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares outstanding of the registrant's common stock as of February 24, 2017 was 35,730,100.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Berkshire Hills Bancorp, Inc. (the "Company") is filing this Amendment No. 1 of Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K"), filed with the Securities and Exchange Commission on March 1, 2017. The purpose of this Amendment is solely to correct one typographical error which appeared on the cover page of the Form 10-K to confirm the Company's status as a well-known seasonsed issuer.

No other changes are being made to the Company's Form 10-K. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K. No other changes are being made to any other disclosure contained in the Form 10-K. In addition, the Company has filed the following exhibits:

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

Berkshire Hills Bancorp, Inc.
Date: May 19, 2017	By:	/s/ Michael P. Daly
Michael P. Daly
President & Chief Executive Officer