Form 10-Q
period 2017-06-30
BERKSHIRE HILLS BANCORP INC
filed 2017-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

The Registrant had 40,423,077 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2017.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$78,407	$71,494
Short-term investments	23,426	41,581
Total cash and cash equivalents	101,833	113,075
Trading security, at fair value	12,837	13,229
Securities available for sale, at fair value	1,329,993	1,209,537
Securities held to maturity (fair values of $358,398 and $337,680)	350,992	334,368
Federal Home Loan Bank stock and other restricted securities	78,874	71,112
Total securities	1,772,696	1,628,246
Loans held for sale, at fair value	146,482	120,673
Commercial real estate	2,689,522	2,616,438
Commercial and industrial loans	1,227,936	1,062,038
Residential mortgages	1,934,068	1,893,131
Consumer loans	1,012,956	978,180
Total loans	6,864,482	6,549,787
Less: Allowance for loan losses	(47,359)	(43,998)
Net loans	6,817,123	6,505,789
Premises and equipment, net	94,354	93,215
Other real estate owned	279	151
Goodwill	403,106	403,106
Other intangible assets	17,874	19,445
Cash surrender value of bank-owned life insurance policies	140,135	139,257
Deferred tax assets, net	40,948	41,128
Other assets	92,441	98,457
Total assets	$9,627,271	$9,162,542

Liabilities
Demand deposits	$1,179,456	$1,278,875
NOW deposits	574,661	570,583
Money market deposits	1,790,173	1,781,605
Savings deposits	669,617	657,486
Time deposits	2,500,947	2,333,543
Total deposits	6,714,854	6,622,092
Short-term debt	1,081,600	1,082,044
Long-term Federal Home Loan Bank advances	301,374	142,792
Subordinated borrowings	89,250	89,161
Total borrowings	1,472,224	1,313,997
Other liabilities	171,999	133,155
Total liabilities	$8,359,077	$8,069,244
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 41,369,819 shares issued and 40,427,624 shares outstanding in 2017; 36,732,129 shares issued and 35,672,817 shares outstanding in 2016)	412	366
Additional paid-in capital	1,053,493	898,989
Unearned compensation	(9,051)	(6,374)
Retained earnings	237,470	217,494
Accumulated other comprehensive income	10,331	9,766
Treasury stock, at cost (942,195 shares in 2017 and 1,059,312 shares in 2016)	(24,461)	(26,943)
Total shareholders’ equity	1,268,194	1,093,298
Total liabilities and shareholders’ equity	$9,627,271	$9,162,542
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income
Loans	$71,983	$59,703	$140,926	$118,145
Securities and other	12,683	9,315	24,449	19,349
Total interest and dividend income	84,666	69,018	165,375	137,494
Interest expense
Deposits	9,971	7,378	19,069	14,537
Borrowings	5,150	4,199	9,875	7,819
Total interest expense	15,121	11,577	28,944	22,356
Net interest income	69,545	57,441	136,431	115,138
Non-interest income
Mortgage banking originations	16,281	1,335	28,959	2,156
Loan related income	5,275	2,898	9,454	5,944
Deposit related fees	6,645	6,291	12,849	12,400
Insurance commissions and fees	2,588	2,660	5,724	5,553
Wealth management fees	2,286	2,235	4,812	4,737
Total fee income	33,075	15,419	61,798	30,790
Other, net	(276)	(851)	(183)	(628)
(Loss) Gain on sale of securities, net	(1)	(13)	12,569	23
Loss on termination of hedges	—	—	(6,629)	—
Total non-interest income	32,798	14,555	67,555	30,185
Total net revenue	102,343	71,996	203,986	145,323
Provision for loan losses	4,889	4,522	9,984	8,528
Non-interest expense
Compensation and benefits	36,997	24,664	73,116	50,378
Occupancy and equipment	8,678	6,560	17,704	13,250
Technology and communications	6,883	4,814	12,970	9,671
Marketing and promotion	3,177	737	5,176	1,410
Professional services	2,190	1,509	4,641	2,789
FDIC premiums and assessments	1,588	1,203	2,886	2,436
Other real estate owned and foreclosures	30	393	58	656
Amortization of intangible assets	770	787	1,571	1,606
Acquisition, restructuring, and other expenses	2,903	878	14,585	1,658
Other	6,307	4,723	11,142	9,514
Total non-interest expense	69,523	46,268	143,849	93,368

Income before income taxes	27,931	21,206	50,153	43,427
Income tax expense	8,237	5,249	14,999	11,469
Net income	$19,694	$15,957	$35,154	$31,958

Earnings per share:
Basic	$0.53	$0.52	$0.97	$1.05
Diluted	$0.53	$0.52	$0.96	$1.04

Weighted average common shares outstanding:
Basic	37,324	30,605	36,305	30,561
Diluted	37,474	30,765	36,466	30,725
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$19,694	$15,957	$35,154	$31,958
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	3,927	9,586	(5,505)	27,293
Changes in unrealized loss on cash flow hedging derivatives	—	(884)	6,573	(5,390)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(1,455)	(3,691)	2,086	(10,548)
Changes in unrealized loss on cash flow hedging derivatives	—	355	(2,589)	2,163
Total other comprehensive income	2,472	5,366	565	13,518
Total comprehensive income	$22,166	$21,323	$35,719	$45,476
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	income	stock	Total
Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	31,958	—	—	31,958
Other comprehensive income	—	—	—	—	—	13,518	—	13,518
Total comprehensive income								45,476
Acquisition of 44 Business Capital	45	—	—	—	—	—	1,217	1,217
Cash dividends declared ($0.40 per share)	—	—	—	—	(12,442)	—	—	(12,442)
Treasury stock adjustment (1)	—	—	1,645	—	—	—	(1,645)	—
Forfeited shares	(22)	—	68	526	—	—	(594)	—
Exercise of stock options	2	—	—	—	(19)	—	55	36
Restricted stock grants	180	—	496	(4,923)	—	—	4,427	—
Stock-based compensation	—	—	—	2,596	—	—	—	2,596
Net tax benefit related to stock-based compensation	—	—	(1)	—	—	—	—	(1)
Other, net	(23)	—	(17)	—	—	—	(634)	(651)
Balance at June 30, 2016	31,156	$322	$744,810	$(8,798)	$203,382	$10,213	$(26,509)	$923,420

Balance at December 31, 2016	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	35,154	—	—	35,154
Other comprehensive income	—	—	—	—	—	565	—	565
Total comprehensive income								35,719
Common stock issued	4,638	46	152,879	—	—	—	—	152,925
Cash dividends declared ($0.42 per share)	—	—	—	—	(15,024)	—	—	(15,024)
Treasury stock adjustment	—	—	—	—	—	—	—	—
Forfeited shares	(10)	—	63	304	—	—	(367)	—
Exercise of stock options	7	—	—	—	(85)	—	196	111
Restricted stock grants	154	—	1,566	(5,505)	—	—	3,939	—
Stock-based compensation	—	—	—	2,524	—	—	—	2,524
Net tax benefit related to stock-based compensation	—	—	—	—	—	—	—	—
Other, net	(34)	—	(4)	—	(69)	—	(1,286)	(1,359)
Balance at June 30, 2017	40,428	$412	$1,053,493	$(9,051)	$237,470	$10,331	$(24,461)	$1,268,194
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$35,154	$31,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,984	8,528
Net amortization of securities	1,332	2,003
Change in unamortized net loan costs and premiums	(158)	(3,268)
Premises and equipment depreciation and amortization expense	4,961	4,237
Stock-based compensation expense	2,524	2,596
Accretion of purchase accounting entries, net	(7,971)	(4,801)
Amortization of other intangibles	1,571	1,606
Write down of other real estate owned	—	365
Excess tax loss from stock-based payment arrangements	—	(105)
Income from cash surrender value of bank-owned life insurance policies	(1,188)	(2,025)
Gain on sales of securities, net	(12,570)	(23)
Net decrease (increase) in loans held for sale	(25,809)	(9,259)
Loss on disposition of assets	912	15
(Gain) loss on sale of real estate	(12)	57
Amortization of interest in tax-advantaged projects	2,782	2,929
Net change in other	16,187	(5,134)
Net cash provided by operating activities	27,699	29,679

Cash flows from investing activities:
Net decrease in trading security	311	296
Proceeds from sales of securities available for sale	36,779	187,519
Proceeds from maturities, calls and prepayments of securities available for sale	88,821	83,883
Purchases of securities available for sale	(241,714)	(164,943)
Proceeds from maturities, calls and prepayments of securities held to maturity	6,076	4,288
Purchases of securities held to maturity	(23,582)	(4,786)
Net change in loans	(279,723)	(250,002)
Proceeds from surrender of bank-owned life insurance	310	258
Proceeds from sale of Federal Home Loan Bank stock	68,672	11,578
Purchase of Federal Home Loan Bank stock	(76,433)	(8,803)
Net investment in limited partnership tax credits	(756)	(4,122)
Proceeds from the sale of premises and equipment	—	226
Purchase of premises and equipment, net	(6,921)	(2,839)
Acquisitions, net of cash (paid) acquired	—	(55,542)
Proceeds from sale of other real estate	274	933
Net cash (used) by investing activities	$(427,886)	$(202,056)
(continued)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in deposits	94,324	98,604
Proceeds from Federal Home Loan Bank advances and other borrowings	3,841,600	4,449,120
Repayments of Federal Home Loan Bank advances and other borrowings	(3,683,292)	(4,391,925)
Exercise of stock options	111	37
Common stock cash dividends paid	(15,023)	(12,442)
Common stock issued, net	152,925	—
Acquisition contingent consideration paid	(1,700)	—
Net cash provided by financing activities	388,945	143,394

Net change in cash and cash equivalents	(11,242)	(28,983)
Cash and cash equivalents at beginning of period	113,075	103,562
Cash and cash equivalents at end of period	$101,833	$74,579

Supplemental cash flow information:
Interest paid on deposits	$19,398	$14,573
Interest paid on borrowed funds	10,021	7,497
Income taxes paid, net	6,339	7,278

Acquisition of non-cash assets and liabilities:
Assets acquired	—	56,976
Liabilities assumed	—	(108)

Other non-cash changes:
Other net comprehensive income	565	13,518
Real estate owned acquired in settlement of loans	390	225
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

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, ASU No. 2015-14, “Deferral of the Effective Date” was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. While the assessment of the provisions of ASU No. 2014-09 is not complete, the timing of the Company’s revenue recognition is not expected to materially change. This ASU impacts the Company’s wealth management services, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties. The extent of this ASU on these revenue lines is being evaluated by the Company. The Company intends to adopt the ASU for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $11.1 million and $11.4 million, and a fair value of $12.8 million and $13.2 million, at June 30, 2017 and December 31, 2016, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$120,379	$4,933	$(662)	$124,650
Agency collateralized mortgage obligations	782,263	3,251	(2,620)	782,894
Agency mortgage-backed securities	227,295	746	(1,844)	226,197
Agency commercial mortgage-backed securities	64,515	154	(1,356)	63,313
Corporate bonds	66,326	834	(312)	66,848
Trust preferred securities	11,360	478	—	11,838
Other bonds and obligations	10,424	198	(9)	10,613
Total debt securities	1,282,562	10,594	(6,803)	1,286,353
Marketable equity securities	36,085	7,977	(422)	43,640
Total securities available for sale	1,318,647	18,571	(7,225)	1,329,993
Securities held to maturity
Municipal bonds and obligations	223,689	5,940	(1,148)	228,481
Agency collateralized mortgage obligations	74,775	1,837	(366)	76,246
Agency mortgage-backed securities	8,464	—	(187)	8,277
Agency commercial mortgage-backed securities	10,513	—	(177)	10,336
Tax advantaged economic development bonds	33,229	1,507	—	34,736
Other bonds and obligations	322	—	—	322
Total securities held to maturity	350,992	9,284	(1,878)	358,398
Total	$1,669,639	$27,855	$(9,103)	$1,688,391
December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$117,910	$2,955	$(1,049)	$119,816
Agency collateralized mortgage obligations	652,680	2,522	(3,291)	651,911
Agency mortgage-backed securities	230,308	557	(2,181)	228,684
Agency commercial mortgage-backed securities	65,673	229	(1,368)	64,534
Corporate bonds	56,320	408	(722)	56,006
Trust preferred securities	11,578	368	(59)	11,887
Other bonds and obligations	10,979	195	(16)	11,158
Total debt securities	1,145,448	7,234	(8,686)	1,143,996
Marketable equity securities	47,858	19,296	(1,613)	65,541
Total securities available for sale	1,193,306	26,530	(10,299)	1,209,537
Securities held to maturity
Municipal bonds and obligations	203,463	3,939	(2,416)	204,986
Agency collateralized mortgage obligations	75,655	1,281	(411)	76,525
Agency mortgage-backed securities	9,102	—	(243)	8,859
Agency commercial mortgage-backed securities	10,545	—	(434)	10,111
Tax advantaged economic development bonds	35,278	1,596	—	36,874
Other bonds and obligations	325	—	—	325
Total securities held to maturity	334,368	6,816	(3,504)	337,680
Total	$1,527,674	$33,346	$(13,803)	$1,547,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at June 30, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$528	$531	$1,184	$1,185
Over 1 year to 5 years	31,474	32,042	18,992	19,719
Over 5 years to 10 years	54,724	56,120	15,795	16,269
Over 10 years	121,763	125,256	221,269	226,366
Total bonds and obligations	208,489	213,949	257,240	263,539

Marketable equity securities	36,085	43,640	—	—
Mortgage-backed securities	1,074,073	1,072,404	93,752	94,859
Total	$1,318,647	$1,329,993	$350,992	$358,398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$662	$14,622	$—	$—	$662	$14,622
Agency collateralized mortgage obligations	2,286	371,163	334	16,034	2,620	387,197
Agency mortgage-backed securities	1,820	130,879	24	1,430	1,844	132,309
Agency commercial mortgage-backed securities	1,356	50,075	—	—	1,356	50,075
Corporate bonds	—	—	312	16,139	312	16,139
Other bonds and obligations	9	3,123	—	—	9	3,123
Total debt securities	6,133	569,862	670	33,603	6,803	603,465
Marketable equity securities	422	5,238	—	—	422	5,238
Total securities available for sale	6,555	575,100	670	33,603	7,225	608,703

Securities held to maturity
Municipal bonds and obligations	1,148	47,481	—	—	1,148	47,481
Agency collateralized mortgage obligations	366	13,993	—	—	366	13,993
Agency mortgage-backed securities	187	8,277	—	—	187	8,277
Agency commercial mortgage-backed securities	177	10,336	—	—	177	10,336
Total securities held to maturity	1,878	80,087	—	—	1,878	80,087
Total	$8,433	$655,187	$670	$33,603	$9,103	$688,790

December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,049	$13,839	$—	$—	$1,049	$13,839
Agency collateralized mortgage obligations	3,291	319,448	—	—	3,291	319,448
Agency mortgage-backed securities	2,153	130,766	28	2,061	2,181	132,827
Agency commercial mortgage-backed securities	1,368	44,860	—	—	1,368	44,860
Corporate bonds	11	4,780	711	19,655	722	24,435
Trust preferred securities	—	—	59	1,204	59	1,204
Other bonds and obligations	15	3,014	1	27	16	3,041
Total debt securities	7,887	516,707	799	22,947	8,686	539,654
Marketable equity securities	157	6,600	1,456	5,927	1,613	12,527
Total securities available for sale	8,044	523,307	2,255	28,874	10,299	552,181

Securities held to maturity
Municipal bonds and obligations	2,416	69,308	—	—	2,416	69,308
Agency collateralized mortgage obligations	411	14,724	—	—	411	14,724
Agency mortgage-backed securities	243	8,859	—	—	243	8,859
Agency commercial mortgage-backed securities	434	10,111	—	—	434	10,111
Total securities held to maturity	3,504	103,002	—	—	3,504	103,002
Total	$11,548	$626,309	$2,255	$28,874	$13,803	$655,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2017:

AFS municipal bonds and obligations
At June 30, 2017, 9 of the total 270 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2017, 76 out of the total 233 securities in the Company’s portfolios of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2017, 49 out of the total 103 securities in the Company’s portfolios of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2017, 1 out of 14 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 1.9% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At June 30, 2017, $312 thousand of the total unrealized losses was attributable to a $16.5 million investment. The Company evaluated this security, with a Level 2 fair value of $16.1 million, for potential other-than-temporary impairment (“OTTI”) at June 30, 2017 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS other bonds and obligations
At June 30, 2017, 6 of the 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At June 30, 2017, 35 of the 201 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2017, 1 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in an unrealized loss position. Aggregate unrealized losses represented 2.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2017, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

At June 30, 2017, 4 out of the total 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 7.1% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at June 30, 2017. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Commercial and industrial loans include asset based lending loans and other commercial business loan classes. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses. A substantial portion of the loan portfolio is secured by real estate in western Massachusetts, southern Vermont, northeastern New York, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

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

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$266,859	$24,568	$291,427	$253,302	$34,207	$287,509
Single and multi-family	356,771	97,950	454,721	191,819	125,672	317,491
Other commercial real estate	1,436,091	507,283	1,943,374	1,481,223	530,215	2,011,438
Total commercial real estate	2,059,721	629,801	2,689,522	1,926,344	690,094	2,616,438

Commercial and industrial loans:
Asset based lending	336,698	10,361	347,059	321,270	—	321,270
Other commercial and industrial loans	773,839	107,038	880,877	586,832	153,936	740,768
Total commercial and industrial loans	1,110,537	117,399	1,227,936	908,102	153,936	1,062,038

Total commercial loans	3,170,258	747,200	3,917,458	2,834,446	844,030	3,678,476

Residential mortgages:
1-4 family	1,651,980	271,857	1,923,837	1,583,794	297,355	1,881,149
Construction	9,977	254	10,231	11,178	804	11,982
Total residential mortgages	1,661,957	272,111	1,934,068	1,594,972	298,159	1,893,131

Consumer loans:
Home equity	287,732	100,490	388,222	313,521	80,279	393,800
Auto and other	561,916	62,818	624,734	478,368	106,012	584,380
Total consumer loans	849,648	163,308	1,012,956	791,889	186,291	978,180

Total loans	$5,681,863	$1,182,619	$6,864,482	$5,221,307	$1,328,480	$6,549,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at June 30, 2017 totaled $1.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $40.2 million (and a note balance of $69.3 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not impaired at acquisition date had a carrying amount of $1.1 billion.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$7,363	$6,464
Acquisitions	—	708
Reclassification from nonaccretable difference for loans with improved cash flows	(85)	522
Change in cash flows that do not affect nonaccretable difference	(506)	—
Reclassification to TDR	—	—
Accretion	(1,005)	(1,481)
Balance at end of period	$5,767	$6,213

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$8,738	$6,925
Acquisitions	—	708
Reclassification from nonaccretable difference for loans with improved cash flows	333	1,418
Change in cash flows that do not affect nonaccretable difference	(1,253)	—
Reclassification to TDR	—	(185)
Accretion	(2,051)	(2,653)
Balance at end of period	$5,767	$6,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at June 30, 2017 and December 31, 2016:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$266,859	$266,859	$—
Single and multi-family	106	—	471	577	356,194	356,771	67
Other commercial real estate	1,932	—	6,443	8,375	1,427,716	1,436,091	168
Total	2,038	—	6,914	8,952	2,050,769	2,059,721	235
Commercial and industrial loans:
Asset based lending	—	—	—	—	336,698	336,698	—
Other commercial and industrial loans	1,470	1,089	7,179	9,738	764,101	773,839	135
Total	1,470	1,089	7,179	9,738	1,100,799	1,110,537	135
Residential mortgages:
1-4 family	1,147	291	2,327	3,765	1,648,215	1,651,980	320
Construction	—	—	—	—	9,977	9,977	—
Total	1,147	291	2,327	3,765	1,658,192	1,661,957	320
Consumer loans:
Home equity	212	86	2,314	2,612	285,120	287,732	184
Auto and other	2,192	329	1,180	3,701	558,215	561,916	6
Total	2,404	415	3,494	6,313	843,335	849,648	190
Total	$7,059	$1,795	$19,914	$28,768	$5,653,095	$5,681,863	$880

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$253,302	$253,302	$—
Single and multi-family	618	110	624	1,352	190,467	191,819	155
Other commercial real estate	481	2,243	4,212	6,936	1,474,287	1,481,223	—
Total	1,099	2,353	4,836	8,288	1,918,056	1,926,344	155
Commercial and industrial loans:
Asset based lending	—	—	—	—	321,270	321,270	—
Other commercial and industrial loans	3,090	1,301	6,290	10,681	576,151	586,832	5
Total	3,090	1,301	6,290	10,681	897,421	908,102	5
Residential mortgages:
1-4 family	1,393	701	4,179	6,273	1,577,521	1,583,794	1,956
Construction	10	—	—	10	11,168	11,178	—
Total	1,403	701	4,179	6,283	1,588,689	1,594,972	1,956
Consumer loans:
Home equity	99	—	2,981	3,080	310,441	313,521	306
Auto and other	2,483	494	968	3,945	474,423	478,368	16
Total	2,582	494	3,949	7,025	784,864	791,889	322
Total	$8,174	$4,849	$19,254	$32,277	$5,189,030	$5,221,307	$2,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$24,568	$—
Single and multi-family	577	—	408	985	3,381	97,950	—
Other commercial real estate	682	982	500	2,164	26,454	507,283	—
Total	1,259	982	908	3,149	29,835	629,801	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	10,361	—
Other commercial and industrial loans	57	76	1,343	1,476	1,850	107,038	—
Total	57	76	1,343	1,476	1,850	117,399	—
Residential mortgages:
1-4 family	183	14	1,264	1,461	7,213	271,857	26
Construction	—	—	—	—	—	254	—
Total	183	14	1,264	1,461	7,213	272,111	26
Consumer loans:
Home equity	50	—	1,220	1,270	935	100,490	4
Auto and other	612	355	457	1,424	369	62,818	—
Total	662	355	1,677	2,694	1,304	163,308	4
Total	$2,161	$1,427	$5,192	$8,780	$40,202	$1,182,619	$30

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:				—
Construction	$—	$—	$—	$—	$47	$34,207	$—
Single and multi-family	2	—	437	439	4,726	125,672	—
Other commercial real estate	1,555	—	765	2,320	30,047	530,215	—
Total	1,557	—	1,202	2,759	34,820	690,094	—
Commercial and industrial loans:
Asset based lending	—	—	—	—	—	—	—
Other commercial and industrial loans	1,850	15	1,262	3,127	3,369	153,936	24
Total	1,850	15	1,262	3,127	3,369	153,936	24
Residential mortgages:
1-4 family	321	343	2,015	2,679	7,283	297,355	443
Construction	—	—	—	—	—	804	—
Total	321	343	2,015	2,679	7,283	298,159	443
Consumer loans:
Home equity	753	—	870	1,623	957	80,279	353
Auto and other	542	314	1,686	2,542	387	106,012	791
Total	1,295	314	2,556	4,165	1,344	186,291	1,144
Total	$5,023	$672	$7,035	$12,730	$46,816	$1,328,480	$1,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Single and multi-family	404	408	812	469	437	906
Other commercial real estate	6,275	500	6,775	4,212	765	4,977
Total	6,679	908	7,587	4,681	1,202	5,883

Commercial and industrial loans:
Other commercial and industrial loans	7,044	1,260	8,304	6,285	1,155	7,440
Total	7,044	1,260	8,304	6,285	1,155	7,440

Residential mortgages:
1-4 family	2,007	1,225	3,232	2,223	1,572	3,795
Construction	—	—	—	—	—	—
Total	2,007	1,225	3,232	2,223	1,572	3,795

Consumer loans:
Home equity	2,130	1,216	3,346	2,675	517	3,192
Auto and other	1,174	457	1,631	952	895	1,847
Total	3,304	1,673	4,977	3,627	1,412	5,039
Total non-accrual loans	$19,034	$5,066	$24,100	$16,816	$5,341	$22,157
_______________________________________
(1)  At quarter end June 30, 2017, acquired credit impaired loans accounted for $96 thousand of loans greater than 90 days past due that are not presented in the above table.
(2)  At December 31, 2016, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of June 30, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$36,769	$7,944	$2,225	$2,369	$49,307
Collectively evaluated for impairment	2,022,952	1,102,593	1,659,732	847,279	5,632,556
Total	$2,059,721	$1,110,537	$1,661,957	$849,648	$5,681,863

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$25,549	$5,705	$2,775	$2,703	$36,732
Collectively evaluated for impairment	1,900,795	902,397	1,592,197	789,186	5,184,575
Total	$1,926,344	$908,102	$1,594,972	$791,889	$5,221,307

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2017
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$2,909	$611	$484	$981	$4,985
Purchased credit-impaired loans	29,835	1,850	7,213	1,304	40,202
Collectively evaluated for impairment	597,057	114,938	264,414	161,023	1,137,432
Total	$629,801	$117,399	$272,111	$163,308	$1,182,619

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,256	$635	$308	$406	$5,605
Purchased credit-impaired loans	34,820	3,369	7,283	1,344	46,816
Collectively evaluated for impairment	651,018	149,932	290,568	184,541	1,276,059
Total	$690,094	$153,936	$298,159	$186,291	$1,328,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at June 30, 2017 and December 31, 2016:

Business Activities Loans

	June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	21,630	21,630	—
Other commercial and industrial loans	1,174	1,174	—
Residential mortgages - 1-4 family	1,591	1,591	—
Consumer - home equity	—	—	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	165	166	1
Other commercial real estate loans	14,847	14,973	126
Other commercial and industrial loans	6,642	6,770	128
Residential mortgages - 1-4 family	555	634	79
Consumer - home equity	2,011	2,369	358
Consumer - other	—	—	—

Total
Commercial real estate	$36,642	$36,769	$127
Commercial and industrial loans	7,816	7,944	128
Residential mortgages	2,146	2,225	79
Consumer	2,011	2,369	358
Total impaired loans	$48,615	$49,307	$692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	—	—	—
Other commercial real estate loans	18,905	18,905	—
Other commercial and industrial loans	382	382	—
Residential mortgages - 1-4 family	2,101	2,101	—
Consumer - home equity	1,605	1,605	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	179	181	2
Other commercial real estate loans	6,306	6,462	156
Other commercial and industrial loans	5,060	5,324	264
Residential mortgages - 1-4 family	538	674	136
Consumer - home equity	942	1,098	156
Consumer - other	—	—	—

Total
Commercial real estate	$25,390	$25,548	$158
Commercial and industrial loans	5,442	5,706	264
Residential mortgages	2,639	2,775	136
Consumer	2,547	2,703	156
Total impaired loans	$36,018	$36,732	$714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	June 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$326	$326	$—
Other commercial real estate loans	202	202	—
Other commercial and industrial loans	296	296	—
Residential mortgages - 1-4 family	391	391	—
Consumer - home equity	606	606	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$878	$902	$24
Other commercial real estate loans	1,449	1,479	30
Other commercial and industrial loans	311	315	4
Residential mortgages - 1-4 family	89	93	4
Consumer - home equity	339	375	36

Total			x
Commercial real estate	$2,855	$2,909	$54
Commercial and industrial loans	607	611	4
Residential mortgages	480	484	4
Consumer	945	981	36
Total impaired loans	$4,887	$4,985	$98

Acquired Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	547	547	—
Other commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	208	208	—

With an allowance recorded:
Commercial real estate - single and multifamily	$1,250	$1,358	$108
Other commercial real estate loans	2,209	2,351	142
Other commercial and industrial loans	576	635	59
Residential mortgages - 1-4 family	89	100	11
Consumer - home equity	292	406	114

Total
Commercial real estate	$4,006	$4,256	$250
Commercial and industrial loans	576	635	59
Residential mortgages	297	308	11
Consumer	292	406	114
Total impaired loans	$5,171	$5,605	$434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2017 and 2016:

Business Activities Loans

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$99	$—	$72	$1
Other commercial real estate loans	22,362	473	2,690	3
Other commercial and industrial loans	1,251	16	707	16
Residential mortgages - 1-4 family	1,870	11	1,409	3
Consumer - home equity	90	—	792	5
Consumer - other	—	—	1	—

With an allowance recorded:
Commercial real estate - single and multifamily	$171	$8	$—	$—
Other commercial real estate loans	10,056	119	10,144	240
Other commercial and industrial loans	6,902	131	5,576	119
Residential mortgages - 1-4 family	636	7	1,609	36
Consumer - home equity	2,371	17	999	17

Total
Commercial real estate	$32,688	$600	$12,906	$244
Commercial and industrial loans	8,153	147	6,283	135
Residential mortgages	2,506	18	3,018	39
Consumer loans	2,461	17	1,897	24
Total impaired loans	$45,808	$782	$24,104	$442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	396	43	125	4
Other commercial real estate loans	269	49	596	—
Other commercial and industrial loans	298	1	154	—
Residential mortgages - 1-4 family	393	6	100	—
Consumer - home equity	771	—	—	—
Consumer - other	—	—	160	1

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—
Commercial real estate - single and multifamily	905	12	822	21
Other commercial real estate loans	1,482	19	2,598	77
Other commercial and industrial loans	328	8	233	2
Residential mortgages - 1-4 family	94	1	333	6
Consumer - home equity	390	5	326	6
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$3,052	$123	$4,141	$102
Commercial and industrial loans	626	9	387	2
Residential mortgages	487	7	433	6
Consumer loans	1,161	5	486	7
Total impaired loans	$5,326	$144	$5,447	$117

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2017. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ended June 30, 2017 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three and six months ending June 30, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	9	$10,613	$9,385
Commercial and industrial - Other	4	1,793	1,793
Residential - 1-4 Family	—	—	—
Consumer - Home Equity	—	—	—
Total	13	$12,406	$11,178

	Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	15	$13,445	$11,718
Commercial and industrial - Other	5	1,817	1,817
Residential - 1-4 Family	2	205	188
Consumer - Home Equity	1	53	53
Total	23	$15,520	$13,776

	Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Consumer - Home Equity	1	117	117
Total	1	$117	$117

	Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,049	$1,049
Commercial and industrial - Other	2	151	151
Consumer - Home Equity	1	117	117
Total	5	$1,317	$1,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made, that then defaulted in the respective reporting period. For the three months ended June 30, 2017, there were no loans that were restructured that had subsequently defaulted during the period. For the six months ended June 30, 2017, there was one loan that was restructured that had subsequently defaulted during the period.

Modifications that Subsequently Defaulted
Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—
Commercial and industrial- Other	—	$—

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial- Other	1	$101

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of the period	$34,699	$23,654
Principal payments	(266)	(768)
TDR status change (1)	—	—
Other reductions/increases (2)	(1,055)	(881)
Newly identified TDRs	11,178	117
Balance at end of the period	$44,556	$22,122

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of the period	$33,829	$22,048
Principal payments	(1,154)	(1,109)
TDR status change (1)	—	2,236
Other reductions/increases (2)	(1,895)	(2,370)
Newly identified TDRs	13,776	1,317
Balance at end of the period	$44,556	$22,122
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

As of June 30, 2017, the Company maintained foreclosed residential real estate property with a fair value of $279 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2017 and December 31, 2016 totaled $4.8 million at the end of each period. As of December 31, 2016, foreclosed residential real estate property totaled $151 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 was as follows:

	At or for the three months ended June 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$16,115	$11,733	$7,776	$5,414	$425	$41,463
Charged-off loans	1,393	581	278	631	—	2,883
Recoveries on charged-off loans	—	55	14	87	—	156
Provision/(releases) for loan losses	1,445	1,535	701	1,428	(950)	4,159
Balance at end of period	$16,167	$12,742	$8,213	$6,298	$(525)	$42,895
Individually evaluated for impairment	127	128	79	358	—	692
Collectively evaluated for impairment	16,040	12,614	8,134	5,940	(525)	42,203
Total	$16,167	$12,742	$8,213	$6,298	$(525)	$42,895

	At or for the six months ended June 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$16,405	$9,371	$7,752	$5,447	$254	$39,229
Charged-off loans	1,516	1,851	513	1,317	—	5,197
Recoveries on charged-off loans	57	71	29	172	—	329
Provision/(releases) for loan losses	1,221	5,151	945	1,996	(779)	8,534
Balance at end of period	$16,167	$12,742	$8,213	$6,298	$(525)	$42,895
Individually evaluated for impairment	127	128	79	358	—	692
Collectively evaluated for impairment	16,040	12,614	8,134	5,940	(525)	42,203
Total	$16,167	$12,742	$8,213	$6,298	$(525)	$42,895

	At or for the three months ended June 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$16,043	$8,629	$7,061	$4,069	$(304)	$35,498
Charged-off loans	534	1,581	540	340	—	2,995
Recoveries on charged-off loans	—	3	5	55	—	63
Provision/(releases) for loan losses	1,386	1,245	1,000	985	(58)	4,558
Balance at end of period	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124
Individually evaluated for impairment	324	113	150	55	—	642
Collectively evaluated for impairment	16,571	8,183	7,376	4,714	(362)	36,482
Total	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the six months ended June 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$14,508	$7,317	$7,566	$4,956	$227	$34,574
Charged-off loans	1,578	2,546	1,087	741	—	5,952
Recoveries on charged-off loans	128	77	5	122	—	332
Provision/(releases) for loan losses	3,837	3,448	1,042	432	(589)	8,170
Balance at end of period	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124
Individually evaluated for impairment	324	113	150	55	—	642
Collectively evaluated for impairment	16,571	8,183	7,376	4,714	(362)	36,482
Total	$16,895	$8,296	$7,526	$4,769	$(362)	$37,124

	At or for the three months ended June 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$2,128	$1,054	$706	$453	$—	$4,341
Charged-off loans	94	43	71	340	—	548
Recoveries on charged-off loans	13	(56)	(2)	(14)	—	(59)
Provision for loan losses	309	59	57	305	—	730
Balance at end of period	$2,356	$1,014	$690	$404	$—	$4,464
Individually evaluated for impairment	54	4	4	36	—	98
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,302	1,010	686	368	—	4,366
Total	$2,356	$1,014	$690	$404	$—	$4,464

	At or for the six months ended June 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$—	$4,769
Charged-off loans	670	481	215	491	—	1,857
Recoveries on charged-off loans	22	1	38	41	—	102
Provision for loan losses	701	330	101	318	—	1,450
Balance at end of period	$2,356	$1,014	$690	$404	$—	$4,464
Individually evaluated for impairment	54	4	4	36	—	98
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,302	1,010	686	368	—	4,366
Total	$2,356	$1,014	$690	$404	$—	$4,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended June 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$1,963	$1,275	$894	$425	$—	$4,557
Charged-off loans	—	250	54	94	—	398
Recoveries on charged-off loans	1	107	21	21	—	150
Provision for loan losses	176	(356)	20	124	—	(36)
Balance at end of period	$2,140	$776	$881	$476	$—	$4,273
Individually evaluated for impairment	177	42	35	32	—	286
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,963	734	846	444	—	3,987
Total	$2,140	$776	$881	$476	$—	$4,273

	At or for the six months ended June 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Unallocated	Total
Balance at beginning of period	$1,903	$1,330	$976	$525	$—	$4,734
Charged-off loans	126	275	364	380	—	1,145
Recoveries on charged-off loans	—	176	104	46	—	326
Provision for loan losses	363	(455)	165	285	—	358
Balance at end of period	$2,140	$776	$881	$476	$—	$4,273
Individually evaluated for impairment	177	42	35	32	—	286
Purchased credit-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,963	734	846	444	—	3,987
Total	$2,140	$776	$881	$476	$—	$4,273

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At June 30, 2017, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.5 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$266,859	$253,302	$354,007	$189,310	$1,389,386	$1,434,762	$2,010,252	$1,877,374
Special mention	—	—	549	334	12,367	5,827	12,916	6,161
Substandard	—	—	2,215	2,175	34,338	40,598	36,553	42,773
Doubtful	—	—	—	—	—	36	—	36
Total	$266,859	$253,302	$356,771	$191,819	$1,436,091	$1,481,223	$2,059,721	$1,926,344

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$331,390	$321,270	$752,861	$569,704	$1,084,251	$890,974
Special mention	4,776	—	1,224	123	6,000	123
Substandard	532	—	16,707	13,825	17,239	13,825
Doubtful	—	—	3,047	3,180	3,047	3,180
Total	$336,698	$321,270	$773,839	$586,832	$1,110,537	$908,102

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$1,649,361	$1,578,913	$9,977	$11,178	$1,659,338	$1,590,091
Special mention	291	701	—	—	291	701
Substandard	2,328	4,179	—	—	2,328	4,179
Total	$1,651,980	$1,583,793	$9,977	$11,178	$1,661,957	$1,594,971

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$285,602	$310,846	$560,742	$477,416	$846,344	$788,262
Nonperforming	2,130	2,675	1,174	952	3,304	3,627
Total	$287,732	$313,521	$561,916	$478,368	$849,648	$791,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$23,868	$33,461	$94,963	$119,414	$463,569	$496,562	$582,400	$649,437
Special mention	—	—	612	907	9,619	1,622	10,231	2,529
Substandard	700	746	2,375	5,351	34,095	32,031	37,170	38,128
Total	$24,568	$34,207	$97,950	$125,672	$507,283	$530,215	$629,801	$690,094

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Asset based lending		Other		Total comm. and industrial loans
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$10,361	$—	$101,730	$147,102	$112,091	$147,102
Special mention	—	—	296	1,260	296	1,260
Substandard	—	—	5,012	5,574	5,012	5,574
Total	$10,361	$—	$107,038	$153,936	$117,399	$153,936

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Grade:
Pass	$269,288	$294,983	$254	$804	$269,542	$295,787
Special mention	36	343	—	—	36	343
Substandard	2,533	2,029	—	—	2,533	2,029
Total	$271,857	$297,355	$254	$804	$272,111	$298,159

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$99,274	$79,762	$62,361	$105,117	$161,635	$184,879
Nonperforming	1,216	517	457	895	1,673	1,412
Total	$100,490	$80,279	$62,818	$106,012	$163,308	$186,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$19,034	$5,162	$24,196	$16,816	$5,424	$22,240
Substandard Accruing	43,627	41,330	84,957	51,125	44,177	95,302
Total Classified	62,661	46,492	109,153	67,941	49,601	117,542
Special Mention	19,622	10,691	30,313	7,479	4,323	11,802
Total Criticized	$82,283	$57,183	$139,466	$75,420	$53,924	$129,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Time less than $250,000	$2,166,004	$2,015,332
Time $250,000 or more	334,943	318,211
Total time deposits	$2,500,947	$2,333,543

Included in total deposits are brokered deposits of $1.1 billion and $0.9 billion at June 30, 2017 and December 31, 2016, respectively. Included in total brokered deposits are reciprocal deposits of $107.6 million and $113.4 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at June 30, 2017 and December 31, 2016 are summarized, as follows:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$1,081,600	1.20%	$1,072,044	0.71%
Other borrowings	—	—	10,000	2.42
Total short-term borrowings:	1,081,600	1.20	1,082,044	0.72
Long-term borrowings:
Advances from the FHLB and other borrowings	301,374	1.49	142,792	1.53
Subordinated borrowings	73,786	7.00	73,697	7.00
Junior subordinated borrowings	15,464	3.04	15,464	2.77
Total long-term borrowings:	390,624	2.59	231,953	3.35
Total	$1,472,224	1.57%	$1,313,997	1.19%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2017 and December 31, 2016.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended June 30, 2017 and December 31, 2016.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at June 30, 2017 include callable advances totaling $4.0 million, and amortizing advances totaling $1.1 million. The advances outstanding at December 31, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of June 30, 2017 is as follows:

	June 30, 2017
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2017	$1,101,540	1.22%
2018	168,857	1.25
2019	100,000	1.67
2020	4,825	1.94
2021 and beyond	7,752	2.70
Total FHLB advances	$1,382,974	1.27%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2017 and December 31, 2016.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $645 thousand and $706 thousand for unamortized debt issuance costs as of June 30, 2017 and December 31 2016, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.04% and 2.77% at June 30, 2017 and December 31, 2016, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	14.0%	10.0%	11.9%	10.0%
Common equity tier 1 capital to risk weighted assets	12.1	6.5	9.9	6.5
Tier 1 capital to risk weighted assets	12.3	8.0	10.1	8.0
Tier 1 capital to average assets	9.6	5.0	7.9	5.0

Bank
Total capital to risk weighted assets	11.4%	10.0%	11.2%	10.0%
Common equity tier 1 capital to risk weighted assets	10.2	6.5	10.0	6.5
Tier 1 capital to risk weighted assets	10.2	8.0	10.0	8.0
Tier 1 capital to average assets	8.0	5.0	7.8	5.0

At each date shown, the Company and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity Tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%.

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

At June 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$19,671	$25,176
Net unrealized loss on cash flow hedging derivatives	—	(6,573)
Net unrealized holding loss on pension plans	(2,954)	(2,954)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(7,550)	(9,636)
Net unrealized loss on cash flow hedging derivatives	—	2,589
Net unrealized holding loss on pension plans	1,164	1,164
Accumulated other comprehensive income	$10,331	$9,766

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$3,926	$(1,455)	$2,471
Less: reclassification adjustment for gains realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	3,927	(1,455)	2,472

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive income	$3,927	$(1,455)	$2,472

Three Months Ended June 30, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$9,573	$(3,686)	$5,887
Less: reclassification adjustment for losses realized in net income	(13)	5	(8)
Net unrealized holding gain on AFS securities	9,586	(3,691)	5,895

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(1,771)	711	(1,060)
Less: reclassification adjustment for (losses) realized in net income	(887)	356	(531)
Net unrealized (loss) on cash flow hedging derivatives	(884)	355	(529)
Other comprehensive income	$8,702	$(3,336)	$5,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$7,064	$(2,627)	$4,437
Less: reclassification adjustment for gains realized in net income	12,569	(4,713)	7,856
Net unrealized holding (loss) on AFS securities	(5,505)	2,086	(3,419)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,589)	3,984
Other comprehensive income	$1,068	$(503)	$565

Six Months Ended June 30, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$27,315	$(10,556)	$16,759
Less: reclassification adjustment for losses realized in net income	22	(8)	14
Net unrealized holding gain on AFS securities	27,293	(10,548)	16,745

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,684)	2,683	(4,001)
Less: reclassification adjustment for (losses) realized in net income	(1,294)	520	(774)
Net unrealized (loss) on cash flow hedging derivatives	(5,390)	2,163	(3,227)
Other comprehensive income	$21,903	$(8,385)	$13,518

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2017
Balance at Beginning of Period	$9,649	$—	$(1,790)	$7,859
Other comprehensive gain before reclassifications	2,471	—	—	2,471
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Total other comprehensive income	2,472	—	—	2,472
Balance at End of Period	$12,121	$—	$(1,790)	$10,331

Three Months Ended June 30, 2016
Balance at Beginning of Period	$14,730	$(7,806)	$(2,077)	$4,847
Other comprehensive gain (loss) before reclassifications	5,887	(1,060)	—	4,827
Less: amounts reclassified from accumulated other comprehensive income (loss)	(8)	(531)	—	(539)
Total other comprehensive income (loss)	5,895	(529)	—	5,366
Balance at End of Period	$20,625	$(8,335)	$(2,077)	$10,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Six Months Ended June 30, 2017
Balance at Beginning of Period	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	4,437	(269)	—	4,168
Less: amounts reclassified from accumulated other comprehensive income (loss)	7,856	(4,253)	—	3,603
Total other comprehensive (loss) income	(3,419)	3,984	—	565
Balance at End of Period	$12,121	$—	$(1,790)	$10,331

Six Months Ended June 30, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other comprehensive gain (loss) before reclassifications	16,759	(4,001)	—	12,758
Less: amounts reclassified from accumulated other comprehensive income (loss)	14	(774)	—	(760)
Total other comprehensive income (loss)	16,745	(3,227)	—	13,518
Balance at End of Period	$20,625	$(8,335)	$(2,077)	$10,213

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2017	2016	is Presented
Realized (losses) on AFS securities:
	$(1)	$(13)	Non-interest income
	—	5	Tax expense
	(1)	(8)	Net of tax
Realized (losses) on cash flow hedging derivatives:
	—	(887)	Non-interest income
	—	356	Tax expense
	—	(531)	Net of tax

Total reclassifications for the period	$(1)	$(539)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2017	2016	is Presented
Realized gains on AFS securities:
	$12,569	$23	Non-interest income
	(4,713)	(9)	Tax expense
	7,856	14	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(393)	—	Interest expense
	(6,629)	(1,295)	Non-interest expense
	2,769	521	Tax benefit
	(4,253)	(774)	Net of tax

Total reclassifications for the period	$3,603	$(760)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$19,694	$15,957	$35,154	$31,958

Average number of common shares issued	38,720	32,213	37,731	32,188
Less: average number of treasury shares	943	1,075	981	1,107
Less: average number of unvested stock award shares	453	533	445	520
Average number of basic common shares outstanding	37,324	30,605	36,305	30,561
Plus: dilutive effect of unvested stock award shares	106	102	116	99
Plus: dilutive effect of stock options outstanding	44	58	45	65
Average number of diluted common shares outstanding	37,474	30,765	36,466	30,725

Earnings per share:
Basic	$0.53	$0.52	$0.97	$1.05
Diluted	$0.53	$0.52	$0.96	$1.04

For the six months ended June 30, 2017, 327 thousand shares of restricted stock and 48 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended June 30, 2016, 407 thousand shares of restricted stock and 204 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2017 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2016	448	$26.28	109	$15.72
Granted	154	35.75	—	—
Stock options exercised	—	—	(7)	15.01
Stock awards vested	(133)	25.84	—	—
Forfeited	(10)	29.26	—	—
Expired	—	—	(10)	33.46
June 30, 2017	459	$29.46	92	$13.86
Exercisable options at June 30, 2017			92	$13.86

During the six months ended June 30, 2017 and 2016, proceeds from stock option exercises totaled $111 thousand and $37 thousand, respectively. During the six months ended June 30, 2017, there were 133 thousand shares issued in connection with vested stock awards. During the six months ended June 30, 2016, there were 100 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.5 million and $2.6 million during the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2017, the Company held derivatives with a total notional amount of $2.4 billion. The Company had economic hedges and non-hedging derivatives totaling $2.1 billion and $333.1 million, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $1.5 billion, risk participation agreements with dealer banks of $103.2 million, and $428.4 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2017.

The Company pledged collateral to derivative counterparties in the form of securities with an amortized cost of $27.3 million and a fair value of $27.3 million as of June 30, 2017. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,074	12.4	1.42%	5.09%	(1,897)
Interest rate swaps on loans with commercial loan customers	763,443	6.2	2.83%	4.19%	(8,434)
Reverse interest rate swaps on loans with commercial loan customers	763,443	6.2	4.19%	2.83%	8,484
Risk participation agreements with dealer banks	103,173	11.3			10
Forward sale commitments	428,425	0.2			975
Total economic hedges	2,069,558				(862)

Non-hedging derivatives:
Commitments to lend	333,081	0.2			7,375
Total non-hedging derivatives	333,081				7,375

Total	$2,402,639				$6,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$300,000	2.3	0.63%	2.29%	$(6,573)
Total cash flow hedges	300,000				(6,573)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,386	12.9	0.98%	5.09%	(2,021)
Interest rate swaps on loans with commercial loan customers	668,541	6.2	2.43%	4.21%	(6,752)
Reverse interest rate swaps on loans with commercial loan customers	668,541	6.2	4.21%	2.43%	7,077
Risk participation agreements with dealer banks	83,360	11.6			5
Forward sale commitments	259,889	0.2			722
Total economic hedges	1,691,717				(969)

Non-hedging derivatives:
Commitments to lend	208,145	0.2			4,738
Total non-hedging derivatives	208,145				4,738

Total	$2,199,862				$(2,804)

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

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and six months ended June 30, 2017 and 2016.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$(1,771)	$(449)	$(6,684)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	—	(887)	(393)	(1,295)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	—	(6,629)	—
Net tax (expense) benefit on items recognized in accumulated other comprehensive income	—	355	(2,589)	2,162
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$(529)	$3,984	$(3,227)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of June 30, 2017, the Company has an interest rate swap with a $11.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(114) thousand as of June 30, 2017. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$2	$(292)	$124	$(831)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(3,810)	(7,725)	(1,682)	(21,322)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	3,810	7,725	1,682	21,322
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(114)	372	(276)	(433)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	23	33	5	116

Forward commitments:
Unrealized gain (loss) recognized in other non-interest income	975	(869)	(276)	(1,316)
Realized gain (loss) in other non-interest income	238	50	(2,668)	(333)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$7,375	$1,259	$15,436	$2,061
Realized gain in other non-interest income	7,693	896	16,467	1,745

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

The Company had net asset positions with its commercial banking counterparties totaling $12.3 million and $11.5 million as of June 30, 2017 and December 31, 2016, respectively. The Company had net liability positions with its financial institution counterparties totaling $10.4 million and $15.4 million as of June 30, 2017 and December 31, 2016, respectively. The Company had net liability positions with its commercial banking counterparties totaling $3.7 million and $4.4 million as of June 30, 2017 and December 31, 2016. The collateral posted by the Company that covered liability positions was $10.4 million and $19.8 million as of June 30, 2017 and December 31, 2016, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$66	$—	$66	$—	$—	$66
Commercial counterparties	12,195	(2)	12,193	—	—	12,193
Total	$12,261	$(2)	$12,259	$—	$—	$12,259

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(14,219)	$3,833	$(10,386)	$10,386	$—	$—
Commercial counterparties	(3,710)	1	(3,709)	—	—	(3,709)
Total	$(17,929)	$3,834	$(14,095)	$10,386	$—	$(3,709)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$49	$—	$49	$—	$—	$49
Commercial counterparties	11,461	—	11,461	—	—	11,461
Total	$11,510	$—	$11,510	$—	$—	$11,510

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(20,077)	$4,689	$(15,388)	$14,738	$650	$—
Commercial counterparties	(4,407)	23	(4,384)	—	—	(4,384)
Total	$(24,484)	$4,712	$(19,772)	$14,738	$650	$(4,384)

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,837	$12,837
Available-for-sale securities:
Municipal bonds and obligations	—	124,650	—	124,650
Agency collateralized mortgage obligations	—	782,894	—	782,894
Agency residential mortgage-backed securities	—	226,197	—	226,197
Agency commercial mortgage-backed securities	—	63,313	—	63,313
Corporate bonds	—	66,848	—	66,848
Trust preferred securities	—	11,838	—	11,838
Other bonds and obligations	—	10,613	—	10,613
Marketable equity securities	43,306	334	—	43,640
Loans held for sale	—	146,482	—	146,482
Derivative assets	964	16,017	7,386	24,367
Other assets	—	—	1,568	1,568
Derivative liabilities	—	17,853	—	17,853

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$13,229	$13,229
Available-for-sale securities:
Municipal bonds and obligations	—	119,816	—	119,816
Agency collateralized mortgage obligations	—	651,911	—	651,911
Agency residential mortgage-backed securities	—	228,684	—	228,684
Agency commercial mortgage-backed securities	—	64,534	—	64,534
Corporate bonds	—	56,006	—	56,006
Trust preferred securities	—	11,887	—	11,887
Other bonds and obligations	—	11,158	—	11,158
Marketable equity securities	62,284	3,257	—	65,541
Loans held for sale	—	120,673	—	120,673
Derivative assets	622	16,157	4,838	21,617
Other assets	—	—	798	798
Derivative liabilities	—	24,420	—	24,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended June 30, 2017. During the six months ended June 30, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data.

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

			Aggregate Fair Value
June 30, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$146,482	$141,672	$4,810

			Aggregate Fair Value
December 31, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$120,673	$118,178	$2,495

The changes in fair value of loans held for sale for the three and six months ended June 30, 2017, were gains of $1.7 million and $2.3 million, respectively. The changes in fair value for the three and six months ended June 30, 2016, were gains of $369 thousand and $584 thousand, respectively.The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016.

	Assets (Liabilities)
		Securities			Capitalized
	Trading	Available	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	to Lend	Commitments	Rights
Three Months Ended June 30, 2017
March 31, 2017	$12,966	$—	$8,061	$(22)	$976
Unrealized (loss) gain, net recognized in other non-interest income	27	—	16,515	34	(68)
Paydown of trading security	(156)	—	—	—	—
Transfers to held for sale loans	—	—	(17,202)	—	—
Additions to servicing rights	—	—	—	—	660
June 30, 2017	$12,837	$—	$7,374	$12	$1,568

Six Months Ended June 30, 2017
December 31, 2016	$13,229	$—	$4,738	$100	$798
Unrealized gain, net recognized in other non-interest income	(79)	—	33,817	(88)	(70)
Paydown of trading security	(313)	—	—	—	—
Transfers to held for sale loans	—	—	(31,181)	—	—
Additions to servicing rights	—	—	—	—	840
June 30, 2017	$12,837	$—	$7,374	$12	$1,568

Unrealized gains (losses) relating to instruments still held at June 30, 2017.	$1,736	$—	$7,374	$12	$—

	Assets (Liabilities)
		Securities			Capitalized
	Trading	Available	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	to Lend	Commitments	Rights
Three Months Ended June 30, 2016
March 31, 2016	$14,474	$—	$802	$(143)	$—
Unrealized (loss) gain, net recognized in other non-interest income	153	—	1,711	—	—
Unrealized gain included in accumulated other comprehensive loss	—	—	—	(46)	—
Paydown of trading security	(148)	—	—	—	—
Transfers to held for sale loans	—	—	(1,254)	—	—
June 30, 2016	$14,479	$—	$1,259	$(189)	$—

Six Months Ended June 30, 2016
December 31, 2015	$14,189	$708	$323	$9	$—
Unrealized gain, net recognized in other non-interest income	585	—	2,917	—	—
Paydown of trading security	(295)	—	—	—	—
Transfers to Level 2	—	(708)	—	(198)	—
Transfers to held for sale loans	—	—	(1,981)	—	—
June 30, 2016	$14,479	$—	$1,259	$(189)	$—

Unrealized gains (losses) relating to instruments still held at June 30, 2016	$2,790	$—	$1,259	$(189)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$12,837	Discounted Cash Flow	Discount Rate	2.57%

Commitments to Lend	7,374	Historical Trend	Closing Ratio	79.08%
		Pricing Model	Origination Costs, per loan	$3,692
Forward Commitments	12	Historical Trend	Closing Ratio	79.08%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	1,568	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.90%
			Discount Rate	11.00%
Total	$21,791

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$13,229	Discounted Cash Flow	Discount Rate	2.62%

Commitments to Lend	4,738	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Forward Commitments	100	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	798	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.40%
			Discount Rate	11.00%
Total	$18,865

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

	June 30, 2017	December 31, 2016	Fair Value Measurement Date as of June 30, 2017
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$27,286	$17,761	June 2017
Capitalized servicing rights	11,731	10,726	May/June 2017
Other real estate owned	279	151	April 2016 - Oct. 2016
Total	$39,296	$28,638

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$27,286	Appraised value of collateral	Discounted cash flow - loss severity	0.16% to 21.99% (3.30%)
			Appraised value	$21 to $6,040 ($2,133)
Capitalized servicing rights	11,731	Discounted cash flow	Constant prepayment rate (CPR)	6.59% to 13.48% (9.87%)
			Discount rate	10.00% to 12.50% (10.76%)
Other real estate owned	279	Appraised value of collateral	Appraised value	$94 to $215 ($193)
Total	$39,296

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2017 and December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$101,833	$101,833	$101,833	$—	$—
Trading security	12,837	12,837	—	—	12,837
Securities available for sale	1,329,993	1,329,993	43,306	1,286,687	—
Securities held to maturity	350,992	358,398	—	323,662	34,736
FHLB bank stock and restricted securities	78,874	78,874	—	78,874	—
Net loans	6,817,123	6,850,718	—	6,850,718	—
Loans held for sale	146,482	146,482	—	146,482	—
Accrued interest receivable	27,005	27,005	—	27,005	—
Cash surrender value of bank-owned life insurance policies	46,343	46,343	—	46,343	—
Derivative assets	24,367	24,367	964	16,017	7,386
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,714,854	$6,710,596	$—	$6,710,596	$—
Short-term debt	1,081,600	1,081,453	—	1,081,453	—
Long-term Federal Home Loan Bank advances	301,374	301,075	—	301,075	—
Subordinated borrowings	89,250	98,011	—	98,011	—
Derivative liabilities	17,853	17,853	—	17,853	—

	December 31, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,075	$113,075	$113,075	$—	$—
Trading security	13,229	13,229	—	—	13,229
Securities available for sale	1,209,537	1,209,537	62,284	1,147,253	—
Securities held to maturity	334,368	337,680	—	300,806	36,874
FHLB bank stock and restricted securities	71,112	71,112	—	71,112	—
Net loans	6,505,789	6,532,745	—	—	6,532,745
Loans held for sale	120,673	120,673	—	120,673	—
Accrued interest receivable	26,113	26,113	—	26,113	—
Cash surrender value of bank-owned life insurance policies	139,257	139,257	—	139,257	—
Derivative assets	21,617	21,617	622	16,157	4,838
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,622,092	$6,624,108	$—	$6,624,108	$—
Short-term debt	1,082,044	1,081,996	—	1,081,996	—
Long-term Federal Home Loan Bank advances	142,792	143,151	—	143,151	—
Subordinated borrowings	89,161	96,973	—	96,973	—
Derivative liabilities	24,420	24,420	—	24,420	—

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$69,545	$57,441	$136,431	$115,138
Provision for loan losses	4,889	4,522	9,984	8,528
Net interest income after provision for loan losses	$64,656	$52,919	$126,447	$106,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS

On May 22, 2017, the Company entered into an agreement and plan of merger with Commerce Bancshares Corp. ("Commerce"), the parent company of Commerce Bank & Trust Company ("Commerce Bank"), pursuant to which Commerce will merge with and into the Company in a transaction to be accounted for as a business combination. It is expected that Commerce Bank will also merge with and into Berkshire Bank. Headquartered in Worcester, Mass., Commerce Bank had $1.9 billion in assets as of June 30, 2017 (unaudited) and operates 16 branch banking offices providing a range of services in Central Massachusetts and greater Boston.

As established by the merger agreement, if the merger is completed, each of the 6.238 million outstanding shares of Commerce common stock will be converted into the right to receive 0.93 shares of the Company's common stock, or under limited conditions established by the agreement, 0.465 shares of new Series B preferred stock (non-voting) issued by the Company. The preferred stock is convertible into two shares of the Company's common stock under specified conditions.

The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Commerce. It is currently expected that the merger may be completed as early as mid-October 2017. However, because completion of the merger is subject to various conditions, the actual timing is uncertain. If the merger is not consummated under specified circumstances, Commerce has agreed to pay the Company a termination fee of $8.6 million.

This agreement and plan of merger had no significant effect on the Company’s financial statements for the periods presented. Expenses related to the proposed merger are included in the financial statement line item Acquisition, Restructuring, and Other Expenses of the Consolidated Statements of Income for the three and six months ended June 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PER COMMON SHARE DATA
Net earnings, diluted	$0.53	$0.52	$0.96	$1.04
Adjusted earnings, diluted (1)	0.58	0.54	1.12	1.07
Total book value	31.37	29.64	31.37	29.64
Tangible book value (2)	20.96	18.44	20.96	18.44
Dividends	0.21	0.20	0.42	0.40
Common stock price:			0
High	38.65	28.18	38.65	28.93
Low	33.55	24.80	32.90	24.71
Close	35.15	26.92	35.15	26.92
PERFORMANCE RATIOS (3)
Return on assets	0.84%	0.82%	0.76%	0.82%
Adjusted return on assets (1)	0.92	0.85	0.89	0.85
Return on equity	6.80	7.17	6.28	7.18
Adjusted return on equity (1)	7.45	7.42	7.31	7.41
Adjusted return on tangible equity (1)	11.96	12.45	12.01	12.32
Net interest margin, fully taxable equivalent (FTE) (4)	3.36	3.32	3.35	3.32
Net interest margin (FTE), excluding purchased loan accretion (2)	3.24	3.21	3.20	3.21
Fee income/Net interest and fee income	32.23	21.16	31.18	21.76
Efficiency ratio (2)	61.72	58.11	61.83	58.69
GROWTH RATIOS
Total commercial loans, (annualized)	10%	15%	13%	11%
Total loans, (annualized)	13	19	10	10
Total deposits, (annualized)	4	5	3	2
Total net revenues, (compared to prior year)	42	4	40	14
Earnings per share, (compared to prior year)	2	49	(8)	48
Adjusted earnings per share, (compared to prior year) (1)	7	5	5	5
FINANCIAL DATA: (In millions)
Total assets	$9,627	$8,044	$9,627	$8,044
Total earning assets	8,807	7,327	8,807	7,327
Total investments	1,796	1,304	1,796	1,304
Total borrowings	1,472	1,320	1,472	1,320
Total loans	6,864	6,000	6,864	6,000
Allowance for loan losses	47	41	47	41
Total intangible assets	421	349	421	349
Total deposits	6,715	5,657	6,715	5,657
Total common stockholders’ equity	1,268	923	1,268	923

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.20%	0.22%	0.20%	0.22%
Allowance for loan losses/total loans	0.69	0.69	0.69	0.69
Loans/deposits	102	106	102	106
Shareholders' equity to total assets	13.17	11.48	13.17	11.48
Tangible shareholders' equity to tangible assets (2)	9.20	7.46	9.20	7.46

FOR THE PERIOD: (In thousands)
Net interest income	$69,545	$57,441	$136,431	$115,138
Non-interest income	32,798	14,555	67,555	30,185
Provision for loan losses	4,889	4,522	9,984	8,528
Non-interest expense	69,523	46,268	143,849	93,368
Net income	19,694	15,957	35,154	31,958
Adjusted Income (1)	21,559	16,514	40,959	33,003
____________________________________________________________________________________________
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$2,692	4.41%	$2,174	4.45%	$2,661	4.50%	$2,126	4.31%
Commercial and industrial loans	1,130	5.30	1,048	4.93	1,102	5.08	1,038	4.98
Residential mortgages	1,871	3.62	1,759	3.63	1,889	3.59	1,779	3.74
Consumer loans	997	3.81	845	3.40	988	3.72	826	3.42
Total loans (1)	6,690	4.25	5,826	4.14	6,640	4.22	5,769	4.14
Investment securities (2)	1,702	3.45	1,247	3.28	1,664	3.42	1,295	3.27
Short term investments & loans held for sale (3)	148	3.07	41	1.29	133	2.74	49	1.10
Total interest-earning assets	8,540	4.07	7,114	3.97	8,437	4.04	7,113	3.95
Intangible assets	422		345		422		339
Other non-interest earning assets	369		350		378		348
Total assets	$9,331		$7,809		$9,237		$7,800

Liabilities and shareholders’ equity
Deposits:
NOW	$572	0.23%	$493	0.13%	$574	0.23%	$489	0.13%
Money market	1,795	0.54	1,404	0.47	1,800	0.53	1,410	0.48
Savings	668	0.14	612	0.11	658	0.14	607	0.12
Time	2,473	1.13	2,047	1.06	2,412	1.11	2,055	1.03
Total interest-bearing deposits	5,508	0.73	4,556	0.65	5,444	0.71	4,561	0.64
Borrowings and notes (4)	1,410	1.46	1,236	1.38	1,398	1.42	1,235	1.29
Total interest-bearing liabilities	6,918	0.88	5,792	0.81	6,842	0.86	5,796	0.78
Non-interest-bearing demand deposits	1,156		1,033		1,167		1,030
Other non-interest earning liabilities	99		94		108		83
Total liabilities	8,173		6,919		8,117		6,909

Total shareholders’ equity (2)	1,158		890		1,120		891
Total liabilities and stockholders’ equity	$9,331		$7,809		$9,237		$7,800

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.19%		3.17%		3.18%		3.17%
Net interest margin (5)		3.36		3.32		3.35		3.32
Cost of funds		0.75		0.68		0.73		0.66
Cost of deposits		0.60		0.53		0.58		0.52

Supplementary data
Total deposits (In millions)	$6,664		$5,589		$6,611		$5,591
Fully taxable equivalent income adj. (In thousands) (6)	2,644		1,972		2,578		1,933
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $2.6 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. Purchased loan accretion totaled $6.2 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, losses recorded for hedge terminations, merger costs, restructuring costs, legal settlements, systems conversion costs, and out-of-period adjustments. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs primarily consist of the Company's continued effort to create efficiencies in operations through calculated adjustments to the branch banking and office footprint. Expense adjustments include variable rate compensation related to nonoperating items. In first quarter of 2017, adjusting items also included the loss recorded on the termination of cash flow hedges which was done in conjunction with the First Choice integration and was not viewed as related to normalized operations. In the second quarter of 2017, adjusting items included $600 thousand in costs to settle two customer disputes which were not viewed as related to normalized operations.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)		2017	2016	2017	2016
GAAP Net income		$19,694	$15,957	$35,154	$31,958
Adj: Losses/(gains) on sale of securities, net		1	13	(12,569)	(23)
Adj. Loss on termination of hedges		—	—	6,629	—
Adj: Merger and acquisition expense		2,266	701	8,213	1,228
Adj: Restructuring and other expense		637	177	6,372	430
Adj: Income taxes		(1,039)	(334)	(2,840)	(590)
Total adjusted income (non-GAAP)	(A)	$21,559	$16,514	$40,959	$33,003

GAAP Total revenue		$102,343	$71,996	$203,986	$145,323
Adj: Losses/(gains) on sale of securities, net		1	13	(12,569)	(23)
Adj. Loss on termination of hedges		—	—	6,629	—
Total operating revenue (non-GAAP)	(B)	$102,344	$72,009	$198,046	$145,300

GAAP Total non-interest expense		$69,523	$46,268	$143,849	$93,368
Less: Total non-operating expense (see above)		(2,903)	(878)	(14,585)	(1,658)
Operating non-interest expense (non-GAAP)	(C)	$66,620	$45,390	$129,264	$91,710

(in millions, except per share data)
Total average assets	(D)	$9,331	$7,809	$9,238	$7,800
Total average shareholders’ equity	(E)	1,158	890	1,120	891
Total average tangible shareholders’ equity	(F)	736	546	698	551
Total tangible shareholders’ equity, period-end (1)	(G)	847	574	847	574
Total tangible assets, period-end (1)	(H)	9,206	7,695	9,206	7,695
Total common shares outstanding, period-end (thousands)	(I)	40,428	31,156	40,428	31,156
Average diluted shares outstanding (thousands)	(J)	37,474	30,765	36,466	30,728

Earnings per share, diluted		$0.53	$0.52	$0.96	$1.04
Adjusted earnings per share, diluted	(A/J)	0.58	0.54	1.12	1.07
Book value per share, period-end		31.37	29.64	31.37	29.64
Tangible book value per share, period-end	(G/I)	20.96	18.44	20.96	18.44
Total shareholders' equity/total assets		13.17	11.48	13.17	11.48
Total tangible shareholder's equity/total tangible assets	(G)/(H)	9.20	7.46	9.20	7.46

Performance ratios (2)
GAAP return on assets		0.84%	0.82%	0.76%	0.82%
Adjusted return on assets	(A/D)	0.92	0.85	0.89	0.85
GAAP return on equity		6.80	7.17	6.28	7.18
Adjusted return on equity	(A/E)	7.45	7.42	7.31	7.41

Adjusted return on tangible equity (3)	(A/F)	11.96	12.45	12.01	12.32
Efficiency ratio	(C-M)/(B+K+N)	61.72	58.11	61.83	58.69
Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(K)	$1,696	$2,777	$3,320	$4,365
Non-interest income charge on tax-credit investments (5)	(L)	(1,453)	(1,938)	(2,782)	(3,039)
Net income on tax-credit investments	(K+L)	243	839	538	1,326
Intangible amortization	(M)	770	787	1,571	1,606
Fully taxable equivalent income adjustment	(N)	2,644	1,972	5,154	3,866
__________________________________________________________________________________________

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

Berkshire is a regional financial services company that seeks to distinguish itself over the long term based on the following attributes:

•	Strong growth from organic, de novo, product, and acquisition strategies

•	Solid capital, core funding, and risk management culture

•	Experienced executive team focused on earnings and stockholder value

•	Distinctive brand and culture as America’s Most Exciting Bank®

•	Diversified integrated financial service revenues

•	Targeted expansion in Boston and Eastern Massachusetts

•	Positioned to be regional consolidator in attractive markets.

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

SUMMARY
In the first half of 2017, Berkshire’s results demonstrated the benefit of the coming together of its various initiatives related to geography, profitability improvement and organic growth. The Company also set the stage for crossing the $10 billion Dodd-Frank total asset threshold with an agreement to acquire Worcester-based Commerce Bancshares Corp. ("Commerce") and its subsidiary Commerce Bank & Trust Company ("Commerce Bank"). The Company completed a stock offering and announced the planned move of its headquarters to Boston to support its growth initiatives in New England’s largest and fastest growing markets.

Second quarter total net revenues increased by 42% year over year, while net income increased by 23%. Net income per share increased 2% year-over-year to $0.53, while adjusted earnings per share grew 7% to $0.58. These per share measures include the impact of shares issued as merger consideration and in the stock offering. Earnings and several related measures are also evaluated on an adjusted basis to exclude primarily merger and restructuring costs as discussed in the prior section on non-GAAP financial measures.

The Company achieved an important profitability milestone in the most recent quarter, as the return on assets increased to 0.84% and the adjusted return on assets increased to 0.92%. Berkshire has a goal to improve this adjusted measure to more than 1%. The improvement achieved in 2017 reflects the benefit of fee income growth related to mortgage and SBA operations, together with the accretive benefits of acquisitions and restructurings, as well as disciplined expense management.

SECOND QUARTER FINANCIAL HIGHLIGHTS (comparisons are to prior quarter unless otherwise stated):

•	4% increase in net interest income

•	15% increase in fee income

•	10% annualized commercial loan growth

•	3.36% net interest margin

•	0.25% non-performing assets/assets

•	0.20% net loan charge-offs/average loans

In the first half of 2017, Berkshire completed the integration of the operations of New Jersey based First Choice Bank ("First Choice"), which was acquired on December 2, 2016. At acquisition, First Choice had $1.1 billion in assets and eight branches operating in the Princeton, NJ and Philadelphia, PA area markets, together with its First Choice Loan Services ("FCLS") national mortgage banking subsidiary. Compared to the prior year, Berkshire’s 2017 operations also included the full period benefit of other 2016 acquisitions. The Company benefited from ongoing business development in its markets. Earnings growth also reflected the several recent increases in short term interest rates and the expense benefits resulting from restructurings and branch consolidations in recent periods.

Berkshire recently opened its first Boston office, bringing its brand of revolutionary banking to this market. Its Mid-Atlantic team announced a strategic alliance with the Princeton Advisory Group, an investment advisory firm in New Jersey. The Wealth Management group recruited additional talent in Albany, NY.
Berkshire’s annual Xtraordinary Day of community service events engaged 92% of the Company in completing 65 community projects. Across its footprint, the Company is reaching out for new market share and new opportunities to deliver on its franchise promise to all of its constituencies.
In May 2017, Berkshire announced an agreement to acquire Commerce Bancshares Corp., the parent company of Commerce Bank and Trust Company, a $1.9 billion bank with 16 branches in the Worcester, MA and Boston markets. This agreement is subject to customary regulatory and shareholder approvals and is targeted to be completed by early 2018. This acquisition provides strong market positioning in New England’s second largest city, fills in an important element of Berkshire’s Massachusetts footprint, and provides a catalyst for Berkshire’s headquarters relocation to Boston and expansion in that market. It also is consistent with the Bank’s strategy for crossing the $10 billion regulatory asset threshold and absorbing compliance related revenue and cost impacts through the accretive earnings benefits of the acquisition. The merger consideration is a stock for stock exchange initially valued at $209 million. The Company estimates that, with planned cost saves and in combination with the May capital raise, it is expected to meet all the goals of its merger financial disciplines and its objectives for return on investment, return on equity, earnings accretion, and tangible book value payback. The combination with Commerce is expected to improve liquidity and, in conjunction with the recently completed capital raise, will improve capital metrics and provide support for further organic growth in the future, particularly related to the Eastern Massachusetts expansion.

Year-over-year operating results reflect in part general improvement in regional economic conditions, along with the impact of three fed funds rate hikes aggregating 0.75% and a flattening of the yield curve. The Company remains positioned to benefit from higher interest rates that may develop in the future, based on its analysis of market risk discussed in a later section of this report

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND DECEMBER 31, 2016
Summary: Total assets measured $9.6 billion at June 30, 2017, increasing by $0.5 billion, or 5%, in the first half of the year, including a 5% increase in total loans and a 9% increase in investment securities. Asset growth was funded by increases in deposits and borrowings, together with retained earnings and the $153 million in net proceeds from the common stock offering in May. This offering improved capital and share book value metrics. Credit performance metrics continued to strengthen and interest rate sensitivity remained positive. Berkshire maintains a focus on commercial loan growth, including expansion in the Boston market. It also is leveraging funds raised in the common stock offering pending the completion of the Commerce acquisition. The quarterly cash dividend was increased by 5% in the first quarter and the Company continues to generate double digit annualized internal generation of tangible equity to support organic growth.

Securities: Total investment securities increased by $144 million, or 9%, in the first half of the year, including reinvestment of a portion of the cash proceeds from the stock offering. Growth was concentrated in a $131 million increase in collateralized mortgage obligations. In the first quarter, the Company sold $25 million in equity securities, and realized $13 million in net securities gains. These gains were already included at the start of the year as a component of shareholders’ equity in accumulated other comprehensive income. This sale took advantage of strong market conditions for bank stocks.

The securities portfolio yield decreased to 3.45% in the most recent quarter, compared to 3.58% in the fourth quarter of 2016. This included the impact of the First Choice portfolio, the sale of equity securities, and ongoing yield compression in the bond markets. The yield is expected to further decrease in the second half of the year, including the impact of securities purchased to support the leverage program instituted to provide a short-term utilization of the excess capital from the stock offering, pending the Commerce acquisition. The weighted average life of the bond portfolio decreased to 5.5 years from 6.2 years in the first half of 2017. The net unrealized securities gain totaling 1.1% of book value at midyear was little changed from 1.3% at the start of the year. The reduction in the unrealized equity gain resulting from the realized gain on sale in the first quarter was largely offset by improved bond market prices tied to lower long term interest rates at midyear.

Loans: Total loans increased by $315 million, at a 10% annualized rate, in the first half of 2017. All major categories increased, led by commercial and industrial loans, which grew by $166 million at a 31% annualized rate.
This category is one of Berkshire’s primary areas of strategic focus, to support the development of profitable and well rounded commercial relationships, and in conjunction with the Bank’s targeted expansion in Boston and Eastern Massachusetts. Growth in this category also includes balances related to loan participations and other wholesale loan transactions. For the year-to-date, total commercial lines of credit increased at a 10% annualized rate and line utilization increased to 58% from 56%. This growth was also attributed to improving economic activity and business optimism in Berkshire’s markets. During the first quarter, the Company recruited a new SVP Commercial Banking Regional Leader and a new SVP ABL Regional Leader with extensive experience to lead commercial growth in the new Mid-Atlantic region.

Commercial growth also included a $137 million, or 43%, increase in multifamily commercial real estate loans due to activity in the Company’s regional markets. Total commercial real estate loans increased in the first half by a net amount of $73 million, at a 6% annualized rate, and constitute the largest loan category. Owner occupied commercial real estate loans increased at a 6% annualized rate to $614 million. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the related federal regulatory monitoring thresholds even though it is well margined below those thresholds. Berkshire’s total commercial real estate outstandings measured 252% of bank regulatory capital at midyear, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Total construction loans outstanding were 43% of regulatory capital, compared to the 100% monitoring guideline.

Most of the Bank’s residential mortgage lending activities are for conforming loans and are conducted by its FCLS national mortgage lending operation and are targeted for sale in the secondary markets. These operations are further addressed in later discussion of operating results. The portfolio of held for investment mortgages increased by $41 million, or 4% annualized, in the first half of the year. The balance of mortgages held for sale increased seasonally by $26 million. The Bank also purchases and sells seasoned loans in conjunction with its financial institutions banking activities. The volume of these sales totaled $181 million in the first half of the year, including some balances sold as part of a shift into shorter duration mortgage backed securities in conjunction with asset liability management.

Consumer loans increased by $35 million, or 7% annualized, in the first half of 2017. Auto and other loans increased at a 14% annualized rate, while home equity balances decreased at a 3% annualized rate. The Bank has an indirect auto lending team originating prime auto loans throughout its New England/New York footprint.

The First Choice acquisition was completed on December 2, 2016. The portfolio yield in 2017 reflects these additional acquired balances, along with changes in loan activity in 2017. The average loan yield increased to 4.25% in the second quarter of 2017, compared to 4.00% in the fourth quarter of 2016. In addition to the First Choice impacts, the yield change was primarily due to short term rate hikes by the Federal Reserve Bank in December, March, and June. These higher rates benefited the yield on Prime and LIBOR based loans, which had a balance of $2.6 billion at midyear. At mid-year, 44% of loans contractually repriced within one year, 20% repriced in one to five years, and 36% repriced after five years. The portfolio repricing life was slightly shorter than at the start of the year due to the growth of shorter duration commercial and consumer loans.

Asset Quality. Asset quality metrics remained favorable and generally improved slightly in the first half of 2017. Annualized net loan charge-offs for this period were 0.20%. At period-end, non-performing assets were 0.25% of total assets, and accruing delinquent loans were 0.35% of total loans. At period-end, the total contractual balance of purchased credit impaired loans was $69 million, with a $40 million carrying value, representing a $29 million discount, which is a 42% discount from the contractual amount. Included in this amount was a $6 million accretable balance net of accretion recorded during the quarter. Criticized loans remained at 1.4% of total assets at mid-year -- unchanged from the start of the year.

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

The loan loss allowance increased by $3 million, or 8%, to $47 million during the first half of the year. The ratio of the allowance to total loans increased to 0.69% from 0.67%, including the impact of higher growth in commercial and industrial loans, which carry a higher reserve.

Deposits. Total deposits increased by $93 million, or 3% annualized, in the first half of 2017. This included a $43 million, or 6% annualized, increase in personal time deposits, reflecting demand and competitive conditions following recent rate hikes. Total personal deposit balances increased at a 1% annualized rate in the first half of the year. While personal checking balances increased by 1%, commercial balances declined seasonally from elevated levels at the prior year-end. Commercial activity also contributed to a decrease in money market balances during the most recent quarter. The growth in non-personal time deposit balances was due to brokered time deposits which are a part of the Company's wholesale strategy in the asset liability management process to target funding durations and support its capital leverage program. Brokered balances also included some deposits acquired from First Choice. The cost of deposits increased to 0.60% in the most recent quarter, compared to 0.56% in the fourth quarter of 2016, despite three rate hikes aggregating 0.75% during this interval. Berkshire has been adjusting its Mid-Atlantic deposit offerings which were historically higher cost at First Choice Bank, while staying on track with its goals for retaining and growing accounts in this promising new market. The loans/deposits ratio increased to 102% from 99% during the first half of 2017, and is down from 106% at midyear 2016 which reflects the benefit of the excess First Choice deposits acquired in December.

During the first half of the year, Berkshire consolidated three branch offices and opened its first Boston office, located in the downtown financial district. With the planned move of its corporate headquarters to Boston, and with the addition of three Boston offices from Commerce, Berkshire plans to focus on deposit growth in this promising market. The Company is also relocating a Hartford area office and has plans to open another new office in Connecticut and one in the Albany area. Berkshire continues to diversify its distribution network, including expanding its My Banker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines. The Company utilizes its virtual teller platform in its new Boston office and plans to utilize this technology in other strategic locations. For the 12 months ended June 30, 2017, the median deposit growth rate for Berkshire’s branches was 4%, with the highest growth in its New York and Connecticut markets. The median growth in Mid-Atlantic branches was negative due to the runoff that had been anticipated following the First Choice acquisition and the restructuring of certain uneconomic deposit products. These comparisons are based on data provided to the FDIC, including reports filed by First Choice prior to the acquisition.

Borrowings and Derivative Financial Instruments: Total borrowings increased by $158 million, or 12%, in the first half of 2017 to support earning asset growth. This growth was in long term FHLB borrowings. The cost of borrowings decreased to 1.46% in the most recent quarter, compared to 1.63% in the fourth quarter of 2016. The interest expense reduction resulting from the termination of the cash flow hedges more than offset the impact of higher short term interest rates on borrowings expense. With the benefit of lower borrowing costs, there was little increase in the cost of funds, despite the three interest rate hikes in recent months. The cost of funds was 0.75% in the most recent quarter, compared to 0.73% in the fourth quarter of 2016.

The notional balance of derivative financial instruments increased to $2.4 billion at midyear, compared to $2.2 billion at the start of the year. The termination of $300 million of cash flow hedges was offset by a $190 million increase in derivatives related to commercial loan interest rate swaps and a $293 million increase in derivatives related to mortgage banking. Commercial loan interest rate swap arrangements increased at a 28% annualized rate in the first half due to lending activity and customer demand for interest rate protection. Mortgage banking derivatives increased seasonally by 63% due to higher lending volume.

The cash flow hedges were terminated in early February in conjunction with the integration of the acquired First Choice balance sheet, including excess deposits. The Company retired the one month rolling FHLB loans that were hedged by the terminated fixed payment interest rate swaps. The Company recorded a $7 million loss on this termination; this loss was already a component of shareholders’ equity in accumulated other comprehensive income. The swaps had a fixed pay rate of 2.3% with a remaining maturity of 2.3 years at the start of the year.

The net fair value of derivatives improved from a $3 million liability at year-end 2016 to a $7 million premium at midyear. This was due to the realization of the $7 million loss on cash flow hedges and a $3 million increase in the fair value of mortgage derivatives related to the seasonal increase in mortgage applications in the processing pipeline.

Shareholders’ Equity. In May 2017, Berkshire completed its first public common stock offering since 2009, in the amount of $153 million (net of offering costs). This offering was for general corporate purposes and was conducted under the Company’s universal shelf registration statement with the SEC. The offering resulted in the issuance of 4.6 million shares at $34.50 per share ($32.97 per share net of costs). Also in May, the Company announced an agreement to acquire Commerce Bancshares for total consideration estimated at $209 million in a stock for stock exchange. This is Berkshire’s largest acquisition agreement to date. The Company estimates that it will issue 4.9 million common shares and 500,000 shares of a new Series B non-voting preferred stock when the merger is completed.

During the second quarter, $30 million of the stock offering proceeds were reinvested as additional paid-in capital in Berkshire Bank. The Company plans that up to $100 million of the $153 million capital proceeds will be invested into Berkshire Bank additional paid-in capital in conjunction with the planned Commerce acquisition. The remaining capital proceeds will be available for other corporate purposes, including supporting future organic growth of the Bank.

Berkshire’s capital metrics increased significantly in the first half of the year as a result of the May stock offering. Additionally, the Company’s double digit return on tangible equity during the period provided solid support for organic growth, together with a 5% increase in the quarterly shareholder dividend beginning in the first quarter. The Bank’s risk based capital ratio increased to 11.4% at mid-year, while Berkshire’s consolidated risk based capital ratio improved to 14.0%. These ratios are expected to decrease due to the goodwill associated with the Commerce transaction but are targeted to be above the year-end 2016 levels when the Commerce transaction is completed, including the impact of organic growth through that time. Book value per share increased to $31.37 including the impact of the stock offering issued at a net amount of $32.97 per share. Tangible book value per share increased to $20.96.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Summary. Berkshire reported second quarter 2017 net income of $19.7 million, or $0.53 per share. Adjusted earnings totaled $21.6 million, or $0.58 per share. Net income was up 23% year-over-year, while adjusted earnings grew 31% due to the benefit of business expansion. Net income per share increased by 2%, while adjusted EPS increased by 7%. Net income was impacted by net charges related primarily to acquisitions which were excluded from adjusted EPS.

For the first half of the year, Berkshire reported 2017 net income of $35.2 million, or $0.96 per share. Adjusted earnings totaled $41.0 million, or $1.12 per share. Net income was up 10% year-over-year, while adjusted earnings grew by 24%. First half net income per share decreased by 8% due primarily to the additional shares issued and higher merger related charges, both of which were largely related to the First Choice acquisition. Adjusted earnings per share increased by 5% including the accretive benefits of 2016 business combinations.

Return on assets advanced to 0.84% in the most recent quarter, while the adjusted return on assets increased to 0.92%. The Company views this latter measure as a milestone as it continues to pursue a goal of improving this measure to 1.0% or above. The return on equity in this period measured 6.8%, while the adjusted return on equity measured 7.4%. The adjusted return on tangible equity measured 12.0% in this period. This non-GAAP financial measure compares adjusted earnings to average tangible equity in order to measure the rate of internal capital generation to support ongoing growth, dividends, and capital strength.

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

Berkshire’s results in the first half of the year included the impact of First Choice Bank which was acquired on December 2, 2016. Many measures of revenue, expense, income, and average balances increased year-over-year due to this acquisition, together with other business combinations and organic growth. An analysis of pro forma 2016 revenue and expense was provided in the most recent Form 10-K. Based on the assumptions contained therein, pro forma 2016 revenue was 33% higher than the actual, assuming that the 2016 business combinations were completed prior to 2016 and were included in 2016 results. Pro forma 2016 earnings per share (excluding merger related expenses and before targeted cost saves) were $2.24 in this analysis. This pro forma information about the combined operations should be considered in comparing operating results between 2017 and 2016. The First Choice acquisition was targeted to produce $0.10 in annual EPS accretion after completion of $15 million (17%) in targeted cost saves. The Company also is targeting additional EPS accretion from other 2016 business combinations.

The 4.6 million new common shares issued for the May stock offering had the impact of diluting per share results in 2017. Before the reinvestment of offering proceeds, this dilution was equivalent to $0.03 per share in the second quarter and by $0.03 per share for the first half of 2017. The quarterly dilution will increase in the third quarter, which will be the first quarter that these shares are outstanding for the whole quarter. Positive factors which will tend to offset this dilution include the full quarter benefit of the third interest rate hike in June, the higher run rate targeted from the completion of First Choice cost saves, additional expected seasonal benefit from mortgage banking operations, and the leveraging of the new capital into additional earning assets targeted in the third quarter.

As a result of its growth, the Company is approaching the $10 billion asset threshold for additional regulatory requirements under the Dodd Frank Act. After crossing the threshold, the Company will have additional compliance costs, additional FDIC insurance premium expense, and also would forfeit a portion of its card related fee income under the Durbin Amendment. The Company has been enhancing its staff and resources with the goal of having the resources in place to meet the compliance related costs at the time the threshold may be met in the future.

Revenue. Berkshire focuses on revenue growth to improve market share and wallet share, to diversify its revenue drivers, and to increase earnings. The expansion in Boston and Eastern Massachusetts provides opportunities to develop and diversify revenues. Berkshire’s annualized quarterly net revenue now exceeds $400 million and fee income now exceeds Berkshire’s goal of 30% or more of total revenue. In FY 2016, Commerce reported $65 million in net revenue, which is targeted to further contribute to Berkshire’s revenue growth when this acquisition is completed.

Net revenue increased year-over-year by 42% in the second quarter and 40% in the first half of 2017. Growth was primarily due to acquisitions and included the benefit of seasonal mortgage banking revenues at First Choice Loan

Services. Net interest income was up 21% and 18% for the above respective periods and fee income increased 115% and 101% including the mortgage banking impact. On a per share basis, annualized net revenue advanced to $10.92 in the most recent quarter.

Net Interest Income. Second quarter net interest income advanced by $12 million year-over-year, due primarily to an increase of $1.4 billion, or 20%, in average earning assets. This included $1.0 billion in acquired earning assets from First Choice at the time of the merger. Second quarter net interest income increased by $3 million over the prior quarter and included positive volume and rate variances. The Company continues to pursue growth of earning assets in conjunction with its expansion initiatives and the near term leveraging of the new capital pending completion of the Commerce acquisition.

The net interest margin advanced to 3.36% in the most recent quarter, from 3.33% in the prior quarter and 3.32% in the second quarter of 2016. Due to the asset sensitivity of the Company’s interest rate profile, it benefits from the higher short term interest rates resulting from the fed funds rate hikes in December, March, and June. Additionally, the Company restructured its balance sheet in the first quarter of 2017, following the First Choice acquisition. The Company terminated its fixed payment cash flow hedges which has benefited interest expense and the net interest margin. In the most recent quarter, net interest income also benefited from higher penalties received on commercial loan prepayments. Additionally, proceeds from the capital offering were initially used to pay down short term borrowings, which benefited the margin. The Company plans to leverage this capital in the third quarter, which is expected to have a negative impact on the margin. The flattening of the yield curve is also expected to further pressure the margin in upcoming quarters. Net interest income includes purchased loan accretion which totaled $2.6 million, $3.7 million, and $2.0 million in the most recent quarter, the prior quarter, and the second quarter of 2016. Adjusted for this accretion, the margin measured 3.24%, 3.15%, and 3.21% in these respective periods. The amount of purchased loan accretion depends on the amount of recoveries on the resolution of purchased impaired loans and on changes in loan behaviors which are expected to vary from quarter to quarter.

Non-Interest Income. The Company views fee income as a key strategic focus for achieving its marketplace and profitability objectives. Fee income increased 115% in the second quarter and 101% in the first half of 2017, compared to the same periods of 2016. The $18 million year-over-year increase in second quarter fee income included a $15 million increase in mortgage banking revenue which was primarily related to the acquisition of First Choice Loan Services. Loan related fee income increased another $2 million primarily due to the contribution of SBA loan sale gains contributed by 44 Business Capital. Deposit related fees increased by $0.4 million including the new First Choice operations. Fee income increased to 32% of total net revenue in the most recent quarter, meeting Berkshire’s objective to increase fees to over 30% of revenue.

Second quarter mortgage banking income totaled $16 million in 2017, comprising 49% of total fee income and 16% of total net revenue. Most of this income is contributed by the national mortgage banking operation of First Choice Loan Services (“FCLS”). Mortgage banking revenues are seasonal, with peak revenue in the second and third quarters of each year. FCLS operates in a secondary market model with most originations designated as held for sale to investors. Estimated revenues are initially recognized at the time of the customer interest rate lock commitment based on sale and/or hedging commitments. Direct costs of loan originations are netted from revenues. Berkshire’s second quarter originations of held for sale mortgages were up year-over-year due to the FCLS acquisition, and originations were up seasonally over the first quarter. Industry mortgage volumes declined year-over-year due to lower refinancing demand resulting from higher mortgage interest rates. This decline has been partially offset by increased purchase mortgage demand due to better housing market conditions. FCLS has offices located in major U.S. markets where economic and housing conditions are supportive of purchase mortgage business. Refinancing volume is more tied to online and affinity marketing channels which are sensitive to changes in interest rates. Mortgage banking income increased seasonally by 28% in the most recent quarter compared to the prior quarter, with higher volume partially offset by reduced margins on that production.

Non-interest income in the first quarter of 2017 included the $13 million in net securities gains and the $7 million in loss on termination of hedges as previously discussed. These transactions affected cash flow but did not affect net equity since the fair value adjustments were already included as components of accumulated comprehensive income. Included in the category of “Other” is accrued income on bank owned life insurance which is offset by charges for the amortization of tax credit investments. This amortization generates benefit to income tax expense as discussed below.

Loan Loss Provision. The six month provision for loan losses increased year-over-year by $1 million. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to loan portfolio growth resulting from loan originations.

Non-Interest Expense. GAAP non-interest expense increased by 50% and 54% for the first three and six months of 2017 compared to 2016. This increase included higher charges for mergers and restructurings. Adjusted non-interest expense, which excludes these and other specified charges, increased by 47% and 41% in these respective periods. This increase was mostly the result of 2016 business combinations. Additionally, the FCLS mortgage banking business operates with higher expenses and lower margins, compared to other banking operations. As a result, the efficiency ratio increased to 61.7% in the most recent quarter, compared to 58.1% in the same quarter of 2016. The efficiency ratio measured 58.7% in the most recent quarter excluding the FCLS operations, which operated with an 80% efficiency ratio. Excluding expenses adjusted in the determination of adjusted income, expense categories that increased at a higher rate than the overall total included compensation and marketing. These reflected the expense structure of FCLS operations. Second quarter operating expense benefited from the restructuring charges recorded in earlier periods, which reduced certain ongoing expenses. Full-time equivalent staff totaled 1,756 positions at midyear 2017, compared to 1,731 at the start of the year. Full time equivalent staff totaled 1,222 positions at midyear 2016, before the addition of 505 positions with the First Choice acquisition in December 2016. The Company has seasonally higher mortgage banking expenses in the second and third quarters. The Company expects to have the full benefit of First Choice cost saves in the run rate of its operations during the second half of 2017.

The category of merger, restructuring, and other expense comprises the costs which are excluded from the calculation of adjusted income. These charges, net of revenue adjustments totaled $12 million and $3 million in the first and second quarters of 2017. For 2017 year-to-date, merger related charges totaled $8 million including $6 million related to First Choice and $2 million related to Commerce. The First Choice charges primarily related to the systems integration completed in the first quarter. The Commerce charges were primarily for legal and investment banking fees. The Company expects that total First Choice related merger charges will remain within its $14 million original after-tax estimate. The Company has estimated that Commerce merger related costs will total $32 million pre-tax through the closing of this acquisition. The Company expects to record some of these charges in the second half of 2017, together with some residual First Choice charges. The $6 million of restructuring charges in the first quarter of 2017 were related to the consolidation of certain branch and operating offices, and primarily related to the termination of leases and the write-down of leasehold improvements. In the second quarter of 2017, other expense totaled $0.6 million and was related to the settlement of claims in two customer dispute situations.

Income Tax Expense. The six month effective tax rate was 30% in 2017 compared to 26% in 2016. This increase was due to higher pretax income and lower tax benefits on tax-credit investments. Higher pre-tax income results in a higher effective tax rate due to less proportionate benefit from tax advantaged income. Tax-credit investments vary from period to period, and have generally declined due to lower volume following less favorable IRS guidance issued at midyear 2016. The tax credit benefits decreased to $3.3 million from $4.4 million, while the related amortization charges in non-interest income decreased to $2.8 million from $3.0 million. The benefit of these investments decreased to $0.01 per share in 2017 compared to $0.04 per share in 2016. The Company expects its effective tax rate on adjusted earnings to be in the 25-30% range during 2017, depending on the timing of tax credit related projects. Changes in the effective tax rate will mostly be offset by related amortization charges, with little impact expected on EPS from quarter to quarter. The $13 million of securities gains recorded in 2017 will be available to offset projected 2020 capital losses from the planned sale of a tax credit investment. Federal law allows for net capital losses to be carried back, up to three years, to recover prior taxes paid on net capital gains realized in the carry-back period.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Comprehensive income totaled $36 million in the first half of 2017, which was not significantly different from the $35 million in net income. In comparison, comprehensive income totaling $46 million in the first half of 2016 exceeded $32 million in net income due to the benefit of near record low interest rates on the appreciation of the fair value of the bond portfolio in the first half of 2016.

Commerce Acquisition. The notes to the financial statements describe the pending acquisition of Commerce Bancshares and its subsidiary, Commerce Bank. As consideration for the 6.2 million shares of Commerce stock, Berkshire expects to issue approximately 4.9 million common shares and 500 thousand Series B preferred shares which are convertible into two Berkshire common shares under specified conditions. Based on the $35.15 closing price of Berkshire stock at midyear 2017, the common and preferred stock consideration is valued at approximately $207 million. The actual valuation will be based on the stock price on the date the merger is completed. At June 30, 2017, Commerce Bancshares reported $1.9 billion in total assets, $1.4 billion in loans, and $1.7 billion in deposits.

Liquidity and Cash Flows. Berkshire manages its liquidity and cash flows with the goal to support growth and to meet expected as well as stressed cash needs for the foreseeable future. During the first half of 2017, the Company primarily utilized wholesale funding and the stock offering to fund earning asset growth totaling $467 million. The loans/deposits ratio increased from 99% to 102%. This ratio had decreased from 106% at midyear 2016 as a result of the excess deposits acquired with the First Choice merger. The bank is taking advantage of its recent upgrades in internal systems to analyze and monitor assets which can be used as additional collateral with the Federal Reserve Bank and the Federal Home Loan Bank in order to further supplement its liquidity resources. At midyear 2017, the Bank had $672 million in borrowing availability with the FHLBB, which was a 20% increase from $559 million at the start of the year.

Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset liability objectives. In select cases, the Bank provides insured brokered reciprocal money market deposits to large institutional accounts to supplement its deposit insurance protection. FHLB borrowings continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company’s mortgage banking operations have extensive secondary market hedging and investor counterparties which are necessary to support these business models. The Company’s financial institutions banking function is building a network of regional counterparties for wholesale transactions related to the purchase and sale of loans. The Company’s commercial banking and specialty lending units have national and regional counterparty banks for loan participations and syndications, and the Bank is designated as an SBA preferred lender to support its small business lending activities. The Bank regularly purchases and sells seasoned loans as part of its overall balance sheet management strategies. With the First Choice merger, the Bank acquired excess deposits which have supported its overall growth. The Commerce acquisition is also expected to provide excess deposits to support future growth. Commerce had an 83% loan/deposit ratio at mid-year 2017. With this planned acquisition, Berkshire also anticipates that it will hold more short term investments due to the liquidity requirements of the Commerce payroll deposit service bureau program.

Berkshire raised $153 million in cash proceeds from the May 2017 stock offering. The Company invested $30 million of these proceeds into additional paid-in capital in the Bank, and the balance remained with the holding company at midyear in deposit accounts with the Bank. The holding company expects to invest up to $100 million of the $153 million into additional paid-in capital of the Bank to support the completion of the merger and the interim capital leverage program. The remaining $53 million in proceeds are expected to be available for general corporate purposes, including additional investments in the Bank to support further organic growth. At midyear 2017, the cash balances held by the holding company totaled $165 million. The holding company has maintained a $15 million unsecured line of credit which was unused at midyear. Subsequently, this line was renewed at a reduced amount of $5 million due to the excess liquidity currently held by the holding company. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group, as well as cash from the exercise of stock options. The Bank paid $18 million in dividends to the Parent during the first half of the year. The Parent uses cash for dividends, debt service, and holding company operating expenses. Based on its charter, it also makes targeted purchase and sales of equity securities to support the overall consolidated investment plan. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations. The Parent's goal is to maintain access to additional sources of senior or subordinated debt at the holding company as an additional source of liquidity to support is initiatives.

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

In the first half of 2017, the Company placed $153 million of common stock in a public offering under its SEC universal shelf registration. This was its largest follow on public stock offering to date and the first since 2009. This offering was for general corporate purposes. Additionally, the Company committed to issue common and preferred stock as consideration for the Commerce acquisition in an amount valued at $209 million based on market conditions at the time of the merger announcement. This issuance has been registered with the SEC and is based on a stock for stock exchange that is the largest amount for a merger-related stock offering in the Company’s history. The merger and related stock issuance is targeted to be completed by early 2018. The preferred stock is non-voting and is convertible to common under limited conditions and this issuance is estimated to be in an amount valued at approximately $35 million based on conditions at the time of the merger announcement.

As previously noted, the Company expects to use these stock issuances to support the Commerce acquisition as well as additional organic growth and for other general corporate purposes. The Company’s capital metrics were elevated at midyear 2017 and are expected to decrease by the time the merger is completed. The Company continues to target maintaining a well-capitalized status with appropriate buffers and a ratio of tangible equity to tangible assets generally in the range of 7-8% over the medium term. The Company’s recent history has also demonstrated regular increases in shareholder dividends based on growing earnings and a double digit return on tangible equity that supports growth both of the balance sheet and of the return of capital to shareholders.

The Commerce acquisition sets the Company on a course to cross the $10 billion asset threshold under Dodd-Frank, which includes more rigorous capital modeling and stress testing. The Company has been enhancing its capital management function in recent years in anticipation of this cross. It currently conducts informal stress test analysis and expects to meet all regulatory requirements as it pursues its growth plan over $10 billion in assets.

Off-Balance Sheet Arrangements and Contractual Obligations. In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-

balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. During the first half of 2017, the Company announced its agreement to acquire Commerce Bancshares, which is a significant new contractual obligation as set forth in the related S-4 registration statement which has been filed with the SEC. It also entered into a strategic alliance with the Princeton Advisory Group, a New Jersey investment advisory firm. The Company announced a planned move of its headquarters to Boston and is expected to lease headquarters facilities and complete this move in the second half of 2017.

Fair Value Measurements. The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this quarter-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At June 30, 2017, the premium value of the loan portfolio was $34 million, or 0.5% of the carrying value, compared to $27 million, or 0.4% of carrying value at year-end 2016. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, derivative instruments, and subordinated borrowings. These measurements were generally based on Level 2 market based inputs.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first half of 2017.
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

There were no significant changes in the sensitivity of net interest income at midyear, compared to the start of the year. The contribution to asset sensitivity of the stock raise, the general shortening of the loan and securities portfolio durations, and the lengthening of some wholesale fund maturities offset the liability sensitivity introduced by the termination of the cash flow hedges and the decrease in demand deposits. At year-end, the asset sensitivity modeled according to the forward curve is less than the asset sensitivity under an assumption of a 200 basis point parallel ramped increase. These asset sensitivities are based on a comparison to a flat rate environment, which continues to indicate additional margin pressure if rates don’t change due to ongoing asset yield compression, together with some lagged impact on funding costs from recent interest rate increases.The Company believes that in the short run, net income should respond positively to the full volume and margin impacts of the combined aspects of business operations under the scenario of the forward curve at midyear, including fee income from mortgage banking, SBA lending, and commercial interest rate swap income. The Company believes that the Commerce balance sheet is asset sensitive and that the overall positive sensitivity of its net interest income and net income will be enhanced when the Commerce acquisition is closed and integrated. The Company estimates its equity at risk as liability sensitive in the approximate amount of 8% at mid-year 2017 in the event of a 200 basis point upward shock, compared to 4% at the start of the year. This change was primarily due to a change in the modeling of the deposit decay timing, with no change in modeled deposit average lives. This change was facilitated by recent systems enhancements. This sensitivity is expected to decrease with the Commerce combination. Prior to the Commerce closing, the modeled benefit of higher interest rates may decrease due to the leverage strategy for utilizing excess capital from the recent capital offering. The Company continues to monitor and evaluate strategic positioning to best manage its income and equity value in the event of continued prolonged yield curve flattening. A key sensitivity of the Company’s interest rate risk analysis is the behavior of deposit costs as short term rates increase. Through the first half of the year, this sensitivity has been within the expectations of the Company’s modeling and the Company continues to monitor this closely and to watch for any inflection points that might surface and increase the deposit beta in the event of additional future interest rate hikes.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s business. As of June 30, 2017, other than the items noted below, neither the Company, nor its subsidiaries, is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results.

There is no assurance when or even if the merger of Commerce Bancshares with and into the Company will be completed.
Completion of the merger of Commerce with and into the Company is subject to satisfaction or waiver of a number of conditions set forth in the merger agreement. There can be no assurance that the Company and Commerce will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. The Company and Commerce can agree at any time to terminate the merger agreement, even if Commerce Bancshares stockholders have already voted to approve the merger agreement. The Company and Commerce can also terminate the merger agreement under other specified circumstances.

Regulatory approvals may not be received, may take longer than expected, or impose conditions that are not presently anticipated.
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
To the extent that the merger consideration, consisting of the number of shares of the Company common stock issued or to be issued in the merger, exceeds the fair value of the net assets, including identifiable intangibles of Commerce Bank, that amount will be reported as goodwill by the Company. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment at least annually. A failure to realize expected benefits of the merger could adversely impact the carrying value of the goodwill recognized in the merger, and in turn negatively affect the Company's financial condition.

The Company may be unable to successfully integrate Commerce Bank’s operations or otherwise realize the expected benefits from the merger, which would adversely affect the Company's results of operations and financial condition.
The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•	Integrating personnel with diverse business backgrounds;

•	Combining different corporate cultures; and

•	Retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Commerce who are expected to be retained by the Company. The Company may not be successful in retaining these employees for the time period necessary to successfully integrate Commerce’s operations with those of the Company. The diversion of management's attention and any delay or difficulty encountered in connection with the merger and the integration of the two companies' operations could have an adverse effect on the business and results of operation of the Company following the merger. The success of the merger will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from combining the business of Commerce with and into the Company. If the Company is unable to successfully integrate Commerce the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earning and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause the Company not to realize expected benefits.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the six months ended June 30, 2017 and June 30, 2016, the Company transferred 8,038 and 8,014 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2017:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2017	—	$—	—	500,000
May 1-31, 2017	—	—	—	500,000
June 1-30, 2017	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of June 30, 2017, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, and Commerce Bancshares Corp. (1)
3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (4)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc.
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on May 22, 2017.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 27, 2016.

(3)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on April 28, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2017	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: August 9, 2017	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer