Form 10-Q
period 2017-09-30
BERKSHIRE HILLS BANCORP INC
filed 2017-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

The Registrant had 45,267,321 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2017.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$62,827	$71,494
Short-term investments	29,219	41,581
Total cash and cash equivalents	92,046	113,075
Trading security, at fair value	12,603	13,229
Securities available for sale, at fair value	1,341,013	1,209,537
Securities held to maturity (fair values of $402,799 and $337,680)	395,065	334,368
Federal Home Loan Bank stock and other restricted securities	75,117	71,112
Total securities	1,823,798	1,628,246
Loans held for sale, at fair value	143,745	120,673
Commercial real estate	2,671,237	2,616,438
Commercial and industrial loans	1,254,947	1,062,038
Residential mortgages	1,983,126	1,893,131
Consumer loans	1,038,096	978,180
Total loans	6,947,406	6,549,787
Less: Allowance for loan losses	(49,004)	(43,998)
Net loans	6,898,402	6,505,789
Premises and equipment, net	94,729	93,215
Other real estate owned	288	151
Goodwill	403,106	403,106
Other intangible assets	17,136	19,445
Cash surrender value of bank-owned life insurance policies	161,290	139,257
Deferred tax assets, net	39,467	41,128
Other assets	92,696	98,457
Total assets	$9,766,703	$9,162,542

Liabilities
Demand deposits	$1,221,043	$1,278,875
NOW deposits	573,607	570,583
Money market deposits	1,751,190	1,781,605
Savings deposits	670,683	657,486
Time deposits	2,573,623	2,333,543
Total deposits	6,790,146	6,622,092
Short-term debt	1,061,300	1,082,044
Long-term Federal Home Loan Bank advances	338,054	142,792
Subordinated borrowings	89,295	89,161
Total borrowings	1,488,649	1,313,997
Other liabilities	203,381	133,155
Total liabilities	$8,482,176	$8,069,244
(continued)

Shareholders’ equity
Common stock ($.01 par value; 50,000,000 shares authorized and 41,369,819 shares issued and 40,423,777 shares outstanding in 2017; 36,732,129 shares issued and 35,672,817 shares outstanding in 2016)	412	366
Additional paid-in capital	1,053,509	898,989
Unearned compensation	(7,770)	(6,374)
Retained earnings	251,835	217,494
Accumulated other comprehensive income	11,187	9,766
Treasury stock, at cost (946,042 shares in 2017 and 1,059,312 shares in 2016)	(24,646)	(26,943)
Total shareholders’ equity	1,284,527	1,093,298
Total liabilities and shareholders’ equity	$9,766,703	$9,162,542
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income
Loans	$76,024	$61,571	$216,950	$179,716
Securities and other	13,036	8,940	37,485	28,289
Total interest and dividend income	89,060	70,511	254,435	208,005
Interest expense
Deposits	10,984	7,790	30,053	22,327
Borrowings	6,078	4,750	15,953	12,569
Total interest expense	17,062	12,540	46,006	34,896
Net interest income	71,998	57,971	208,429	173,109
Non-interest income
Mortgage banking originations	13,374	1,862	42,333	4,018
Loan related income	6,081	5,102	15,535	11,046
Deposit related fees	6,445	6,278	19,294	18,678
Insurance commissions and fees	2,581	2,601	8,305	8,154
Wealth management fees	2,315	2,269	7,127	7,006
Total fee income	30,796	18,112	92,594	48,902
Other, net	(2,255)	188	(2,438)	(440)
(Loss) Gain on sale of securities, net	(1)	78	12,568	101
Gain on sale of business operations, net	296	563	296	563
Loss on termination of hedges	—	—	(6,629)	—
Total non-interest income	28,836	18,941	96,391	49,126
Total net revenue	100,834	76,912	304,820	222,235
Provision for loan losses	4,900	4,734	14,884	13,262
Non-interest expense
Compensation and benefits	37,643	26,119	110,759	76,497
Occupancy and equipment	8,267	6,650	25,971	19,900
Technology and communications	6,644	4,902	19,614	14,573
Marketing and promotion	2,128	671	7,304	2,081
Professional services	2,247	1,744	6,888	4,533
FDIC premiums and assessments	1,651	1,208	4,537	3,644
Other real estate owned and foreclosures	(23)	46	35	702
Amortization of intangible assets	739	749	2,310	2,355
Acquisition, restructuring, and other expenses	1,420	2,170	16,005	3,828
Other	5,104	4,585	16,246	14,099
Total non-interest expense	65,820	48,844	209,669	142,212

Income before income taxes	30,114	23,334	80,267	66,761
Income tax expense	7,211	6,953	22,210	18,422
Net income	$22,903	$16,381	$58,057	$48,339

Earnings per share:
Basic	$0.57	$0.53	$1.55	$1.58
Diluted	$0.57	$0.53	$1.54	$1.57
Weighted average common shares outstanding:
Basic	39,984	30,621	37,547	30,584
Diluted	40,145	30,811	37,708	30,757
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$22,903	$16,381	$58,057	$48,339
Other comprehensive income, before tax:
Changes in unrealized gain on securities available-for-sale	1,461	(5,654)	(4,044)	21,639
Changes in unrealized gains and losses on derivative hedges	—	2,730	6,573	(2,660)
Income taxes related to other comprehensive income:
Changes in unrealized gain on securities available-for-sale	(605)	2,218	1,481	(8,330)
Changes in unrealized gains and losses on derivative hedges	—	(1,096)	(2,589)	1,067
Total other comprehensive income/(loss)	856	(1,802)	1,421	11,716
Total comprehensive income	$23,759	$14,579	$59,478	$60,055
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Unearned	Retained	comprehensive	Treasury
(In thousands)	Shares	Amount	capital	compensation	earnings	income	stock	Total
Balance at December 31, 2015	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189

Comprehensive income:
Net income	—	—	—	—	48,339	—	—	48,339
Other comprehensive income	—	—	—	—	—	11,716	—	11,716
Total comprehensive income	—	—	—	—	48,339	11,716	—	60,055
Acquisition of 44 Business Capital	45	—	—	—	—	—	1,217	1,217
Cash dividends declared ($0.60 per share)	—	—	—	—	(18,675)	—	—	(18,675)
Treasury stock adjustment (1)	—	—	4,632	—	—	—	(4,632)	—
Forfeited shares	(63)	—	106	1,592	—	—	(1,698)	—
Exercise of stock options	9	—	—	—	(96)	—	238	142
Restricted stock grants	185	—	504	(5,052)	—	—	4,548	—
Stock-based compensation	—	—	—	3,466	—	—	—	3,466
Net tax benefit related to stock-based compensation	—	—	(1)	—	—	—	—	(1)
Other, net	(28)	—	(16)	—	—	—	(784)	(800)
Balance at September 30, 2016	31,122	$322	$747,844	$(6,991)	$213,453	$8,411	$(30,446)	$932,593

Balance at December 31, 2016	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	58,057	—	—	58,057
Other comprehensive income	—	—	—	—	—	1,421	—	1,421
Total comprehensive income	—	—	—	—	58,057	1,421	—	59,478
Common stock issued	4,638	46	152,879	—	—	—	—	152,925
Cash dividends declared ($0.63 per share)	—	—	—	—	(23,515)	—	—	(23,515)
Treasury stock adjustment	—	—	—	—	—	—	—	—
Forfeited shares	(10)	—	63	304	—	—	(367)	—
Exercise of stock options	11	—	—	—	(132)	—	293	161
Restricted stock grants	156	—	1,582	(5,565)	—	—	3,983	—
Stock-based compensation	—	—	—	3,865	—	—	—	3,865
Net tax benefit related to stock-based compensation	—	—	—	—	—	—	—	—
Other, net	(44)	—	(4)	—	(69)	—	(1,612)	(1,685)
Balance at September 30, 2017	40,424	$412	$1,053,509	$(7,770)	$251,835	$11,187	$(24,646)	$1,284,527
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills common stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$58,057	$48,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,884	13,262
Net amortization of securities	2,103	3,476
Change in unamortized net loan costs and premiums	1,388	(3,825)
Premises and equipment depreciation and amortization expense	7,448	6,226
Stock-based compensation expense	3,865	3,466
Accretion of purchase accounting entries, net	(11,837)	(7,266)
Amortization of other intangibles	2,310	2,355
Write down of other real estate owned	10	395
Excess tax loss from stock-based payment arrangements	—	(105)
Income from cash surrender value of bank-owned life insurance policies	(2,343)	(2,905)
Gain on sales of securities, net	(12,568)	(101)
Net decrease (increase) in loans held for sale	(23,072)	(7,280)
Loss on disposition of assets	912	32
(Gain) loss on sale of real estate	(54)	62
Amortization of interest in tax-advantaged projects	6,129	4,454
Net change in other	8,845	(1,089)
Net cash provided by operating activities	56,077	59,496

Cash flows from investing activities:
Net decrease in trading security	468	446
Proceeds from sales of securities available for sale	57,308	283,755
Proceeds from maturities, calls and prepayments of securities available for sale	139,434	128,566
Purchases of securities available for sale	(323,292)	(186,392)
Proceeds from maturities, calls and prepayments of securities held to maturity	8,094	5,946
Purchases of securities held to maturity	(70,153)	(5,969)
Net change in loans	(330,869)	(284,440)
Purchases of bank owned life insurance	(20,000)	—
Proceeds from surrender of bank-owned life insurance	310	258
Proceeds from sale of Federal Home Loan Bank stock	72,820	18,544
Purchase of Federal Home Loan Bank stock	(76,646)	(8,803)
Net investment in limited partnership tax credits	(4,742)	(5,189)
Proceeds from the sale of premises and equipment	—	226
Purchase of premises and equipment, net	(9,740)	(4,314)
Acquisitions, net of cash (paid) acquired	—	(55,542)
Payment to terminate cash flow hedges	6,573	—
Proceeds from sale of other real estate	352	1,483
Net cash (used) by investing activities	(550,083)	(111,425)
(continued)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in deposits	170,381	161,114
Proceeds from Federal Home Loan Bank advances and other borrowings	5,291,601	7,264,120
Repayments of Federal Home Loan Bank advances and other borrowings	(5,116,876)	(7,389,048)
Exercise of stock options	161	141
Common stock cash dividends paid	(23,515)	(18,675)
Common stock issued, net	152,925	—
Acquisition contingent consideration paid	(1,700)	—
Net cash provided by financing activities	472,977	17,652

Net change in cash and cash equivalents	(21,029)	(34,277)
Cash and cash equivalents at beginning of period	113,075	103,562
Cash and cash equivalents at end of period	$92,046	$69,285

Supplemental cash flow information:
Interest paid on deposits	$29,822	$21,954
Interest paid on borrowed funds	15,775	12,166
Income taxes paid, net	9,467	10,995

Acquisition of non-cash assets and liabilities:
Assets acquired	—	56,976
Liabilities assumed	—	(109)

Other non-cash changes:
Other net comprehensive income	1,421	11,716
Real estate owned acquired in settlement of loans	444	295
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $10.9 million and $11.4 million, and a fair value of $12.6 million and $13.2 million, at September 30, 2017 and December 31, 2016, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following is a summary of securities available for sale and held to maturity:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$114,365	$4,828	$(433)	$118,760
Agency collateralized mortgage obligations	807,772	2,538	(2,874)	807,436
Agency mortgage-backed securities	217,626	911	(1,470)	217,067
Agency commercial mortgage-backed securities	64,296	126	(1,378)	63,044
Corporate bonds	66,321	1,059	(146)	67,234
Trust preferred securities	11,350	442	—	11,792
Other bonds and obligations	10,095	204	(8)	10,291
Total debt securities	1,291,825	10,108	(6,309)	1,295,624
Marketable equity securities	36,054	9,645	(310)	45,389
Total securities available for sale	1,327,879	19,753	(6,619)	1,341,013
Securities held to maturity
Municipal bonds and obligations	268,990	6,196	(1,300)	273,886
Agency collateralized mortgage obligations	74,277	1,679	(356)	75,600
Agency mortgage-backed securities	8,080	—	(142)	7,938
Agency commercial mortgage-backed securities	10,497	—	(180)	10,317
Tax advantaged economic development bonds	32,899	1,837	—	34,736
Other bonds and obligations	322	—	—	322
Total securities held to maturity	395,065	9,712	(1,978)	402,799
Total	$1,722,944	$29,465	$(8,597)	$1,743,812

December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$117,910	$2,955	$(1,049)	$119,816
Agency collateralized mortgage obligations	652,680	2,522	(3,291)	651,911
Agency mortgage-backed securities	230,308	557	(2,181)	228,684
Agency commercial mortgage-backed securities	65,673	229	(1,368)	64,534
Corporate bonds	56,320	408	(722)	56,006
Trust preferred securities	11,578	368	(59)	11,887
Other bonds and obligations	10,979	195	(16)	11,158
Total debt securities	1,145,448	7,234	(8,686)	1,143,996
Marketable equity securities	47,858	19,296	(1,613)	65,541
Total securities available for sale	1,193,306	26,530	(10,299)	1,209,537
Securities held to maturity
Municipal bonds and obligations	203,463	3,939	(2,416)	204,986
Agency collateralized mortgage obligations	75,655	1,281	(411)	76,525
Agency mortgage-backed securities	9,102	—	(243)	8,859
Agency commercial mortgage-backed securities	10,545	—	(434)	10,111
Tax advantaged economic development bonds	35,278	1,596	—	36,874
Other bonds and obligations	325	—	—	325
Total securities held to maturity	334,368	6,816	(3,504)	337,680
Total	$1,527,674	$33,346	$(13,803)	$1,547,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities, segregated by contractual maturity at September 30, 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$623	$626	$2,640	$2,642
Over 1 year to 5 years	31,653	32,254	26,324	27,305
Over 5 years to 10 years	56,336	57,943	8,467	8,925
Over 10 years	113,519	117,254	264,780	270,072
Total bonds and obligations	202,131	208,077	302,211	308,944

Marketable equity securities	36,054	45,389	—	—
Mortgage-backed securities	1,089,694	1,087,547	92,854	93,855
Total	$1,327,879	$1,341,013	$395,065	$402,799

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$52	$3,046	$381	$8,828	$433	$11,874
Agency collateralized mortgage obligations	2,547	466,132	327	15,320	2,874	481,452
Agency mortgage-backed securities	1,121	106,495	349	12,654	1,470	119,149
Agency commercial mortgage-backed securities	681	32,357	697	20,678	1,378	53,035
Corporate bonds	—	—	146	15,859	146	15,859
Other bonds and obligations	8	2,109	—	—	8	2,109
Total debt securities	4,409	610,139	1,900	73,339	6,309	683,478
Marketable equity securities	310	4,950	—	—	310	4,950
Total securities available for sale	4,719	615,089	1,900	73,339	6,619	688,428

Securities held to maturity
Municipal bonds and obligations	856	64,187	444	12,362	1,300	76,549
Agency collateralized mortgage obligations	356	13,557	—	—	356	13,557
Agency mortgage-backed securities	142	7,938	—	—	142	7,938
Agency commercial mortgage-backed securities	180	10,317	—	—	180	10,317
Total securities held to maturity	1,534	95,999	444	12,362	1,978	108,361
Total	$6,253	$711,088	$2,344	$85,701	$8,597	$796,789

December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,049	$13,839	$—	$—	$1,049	$13,839
Agency collateralized mortgage obligations	3,291	319,448	—	—	3,291	319,448
Agency mortgage-backed securities	2,153	130,766	28	2,061	2,181	132,827
Agency commercial mortgage-backed securities	1,368	44,860	—	—	1,368	44,860
Corporate bonds	11	4,780	711	19,655	722	24,435
Trust preferred securities	—	—	59	1,204	59	1,204
Other bonds and obligations	15	3,014	1	27	16	3,041
Total debt securities	7,887	516,707	799	22,947	8,686	539,654
Marketable equity securities	157	6,600	1,456	5,927	1,613	12,527
Total securities available for sale	8,044	523,307	2,255	28,874	10,299	552,181

Securities held to maturity
Municipal bonds and obligations	2,416	69,308	—	—	2,416	69,308
Agency collateralized mortgage obligations	411	14,724	—	—	411	14,724
Agency mortgage-backed securities	243	8,859	—	—	243	8,859
Agency commercial mortgage-backed securities	434	10,111	—	—	434	10,111
Total securities held to maturity	3,504	103,002	—	—	3,504	103,002
Total	$11,548	$626,309	$2,255	$28,874	$13,803	$655,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2017:

AFS municipal bonds and obligations
At September 30, 2017, 7 of the total 263 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2017, 99 out of the total 241 securities in the Company’s portfolios of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.6% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2017, 49 out of the total 103 securities in the Company’s portfolios of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2017, 1 out of 14 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.9% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

At September 30, 2017, $146 thousand of the total unrealized losses was attributable to a $16.0 million investment. The Company evaluated this security, with a Level 2 fair value of $15.9 million, for potential other-than-temporary impairment (“OTTI”) at September 30, 2017 and determined that OTTI was not evident based on both the Company’s ability and intent to hold the security until the recovery of its remaining amortized cost.

AFS other bonds and obligations
At September 30, 2017, 5 of the 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At September 30, 2017, 52 of the 232 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2017, 1 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in an unrealized loss position. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At September 30, 2017, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

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

At September 30, 2017, 3 out of the total 19 securities in the Company’s portfolio of marketable equity securities were in an unrealized loss position. The unrealized loss represented 5.6% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until recovery of their cost basis and does not consider the securities other-than-temporarily impaired at September 30, 2017. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses. A substantial portion of the loan portfolio is secured by real estate in Massachusetts, southern Vermont, northeastern New York, New Jersey and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from First Choice Bank, Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. Acquired loans that are refinanced are transferred to business activity loans. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$265,059	$18,490	$283,549	$253,302	$34,207	$287,509
Single and multi-family	342,426	84,668	427,094	191,819	125,672	317,491
Other commercial real estate	1,462,500	498,094	1,960,594	1,481,223	530,215	2,011,438
Total commercial real estate	2,069,985	601,252	2,671,237	1,926,344	690,094	2,616,438

Commercial and industrial loans:	1,154,988	99,959	1,254,947	908,102	153,936	1,062,038

Total commercial loans	3,224,973	701,211	3,926,184	2,834,446	844,030	3,678,476

Residential mortgages:
1-4 family	1,717,160	258,789	1,975,949	1,583,794	297,355	1,881,149
Construction	6,933	244	7,177	11,178	804	11,982
Total residential mortgages	1,724,093	259,033	1,983,126	1,594,972	298,159	1,893,131

Consumer loans:
Home equity	290,144	95,746	385,890	313,521	80,279	393,800
Auto and other	601,905	50,301	652,206	478,368	106,012	584,380
Total consumer loans	892,049	146,047	1,038,096	791,889	186,291	978,180

Total loans	$5,841,115	$1,106,291	$6,947,406	$5,221,307	$1,328,480	$6,549,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at September 30, 2017 totaled $1.1 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $32.2 million (and a note balance of $56.8 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $1.1 billion.

At December 31, 2016, acquired loans maintained a carrying value of $1.3 billion and purchased credit-impaired loans totaled $46.8 million (note balance of $86.6 million). Loans considered not credit-impaired at acquisition date had a carrying amount of $1.3 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$5,767	$6,213
Acquisitions	—	—
Reclassification from nonaccretable difference for loans with improved cash flows	10	688
Change in cash flows that do not affect nonaccretable difference	—	—
Reclassification to TDR	—	—
Accretion	(1,712)	(2,298)
Balance at end of period	$4,065	$4,603

	Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$8,738	$6,925
Acquisitions	—	708
Reclassification from nonaccretable difference for loans with improved cash flows	343	2,106
Change in cash flows that do not affect nonaccretable difference	—	—
Reclassification to TDR	—	(185)
Accretion	(5,016)	(4,951)
Balance at end of period	$4,065	$4,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at September 30, 2017 and December 31, 2016:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$265,059	$265,059	$—
Single and multi-family	143	260	326	729	341,697	342,426	163
Other commercial real estate	307	—	4,369	4,676	1,457,824	1,462,500	—
Total	450	260	4,695	5,405	2,064,580	2,069,985	163
Commercial and industrial loans:
Total	1,370	640	8,483	10,493	1,144,495	1,154,988	32
Residential mortgages:
1-4 family	1,055	1,396	2,093	4,544	1,712,616	1,717,160	125
Construction	—	—	—	—	6,933	6,933	—
Total	1,055	1,396	2,093	4,544	1,719,549	1,724,093	125
Consumer loans:
Home equity	74	267	1,872	2,213	287,931	290,144	228
Auto and other	2,620	384	1,115	4,119	597,786	601,905	31
Total	2,694	651	2,987	6,332	885,717	892,049	259
Total	$5,569	$2,947	$18,258	$26,774	$5,814,341	$5,841,115	$579

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$253,302	$253,302	$—
Single and multi-family	618	110	624	1,352	190,467	191,819	155
Other commercial real estate	481	2,243	4,212	6,936	1,474,287	1,481,223	—
Total	1,099	2,353	4,836	8,288	1,918,056	1,926,344	155
Commercial and industrial loans:
Total	3,090	1,301	6,290	10,681	897,421	908,102	5
Residential mortgages:
1-4 family	1,393	701	4,179	6,273	1,577,521	1,583,794	1,956
Construction	10	—	—	10	11,168	11,178	—
Total	1,403	701	4,179	6,283	1,588,689	1,594,972	1,956
Consumer loans:
Home equity	99	—	2,981	3,080	310,441	313,521	306
Auto and other	2,483	494	968	3,945	474,423	478,368	16
Total	2,582	494	3,949	7,025	784,864	791,889	322
Total	$8,174	$4,849	$19,254	$32,277	$5,189,030	$5,221,307	$2,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2017
Commercial real estate:
Construction	$570	$—	$—	$570	$—	$18,490	$—
Single and multi-family	421	78	2,600	3,099	3,285	84,668	2,385
Other commercial real estate	1,633	145	481	2,259	18,962	498,094	—
Total	2,624	223	3,081	5,928	22,247	601,252	2,385
Commercial and industrial loans:
Total	634	52	1,284	1,970	1,497	99,959	54
Residential mortgages:
1-4 family	624	383	1,154	2,161	7,167	258,789	30
Construction	—	—	—	—	—	244	—
Total	624	383	1,154	2,161	7,167	259,033	30
Consumer loans:
Home equity	23	2	1,220	1,245	930	95,746	—
Auto and other	258	29	416	703	358	50,301	14
Total	281	31	1,636	1,948	1,288	146,047	14
Total	$4,163	$689	$7,155	$12,007	$32,199	$1,106,291	$2,483

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:				—
Construction	$—	$—	$—	$—	$47	$34,207	$—
Single and multi-family	2	—	437	439	4,726	125,672	—
Other commercial real estate	1,555	—	765	2,320	30,047	530,215	—
Total	1,557	—	1,202	2,759	34,820	690,094	—
Commercial and industrial loans:
Total	1,850	15	1,262	3,127	3,369	153,936	24
Residential mortgages:
1-4 family	321	343	2,015	2,679	7,283	297,355	443
Construction	—	—	—	—	—	804	—
Total	321	343	2,015	2,679	7,283	298,159	443
Consumer loans:
Home equity	753	—	870	1,623	957	80,279	353
Auto and other	542	314	1,686	2,542	387	106,012	791
Total	1,295	314	2,556	4,165	1,344	186,291	1,144
Total	$5,023	$672	$7,035	$12,730	$46,816	$1,328,480	$1,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Single and multi-family	163	215	378	469	437	906
Other commercial real estate	4,369	481	4,850	4,212	765	4,977
Total	4,532	696	5,228	4,681	1,202	5,883

Commercial and industrial loans:
Total	8,451	1,147	9,598	6,285	1,155	7,440

Residential mortgages:
1-4 family	1,968	1,124	3,092	2,223	1,572	3,795
Construction	—	—	—	—	—	—
Total	1,968	1,124	3,092	2,223	1,572	3,795

Consumer loans:
Home equity	1,644	1,220	2,864	2,675	517	3,192
Auto and other	1,084	402	1,486	952	895	1,847
Total	2,728	1,622	4,350	3,627	1,412	5,039
Total non-accrual loans	$17,679	$4,589	$22,268	$16,816	$5,341	$22,157
_______________________________________
(1)  At quarter end September 30, 2017, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.
(2)  At December 31, 2016, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of September 30, 2017 and December 31, 2016 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2017
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$34,064	$10,164	$2,205	$1,860	$48,293
Collectively evaluated for impairment	2,035,921	1,144,824	1,721,888	890,189	5,792,822
Total	$2,069,985	$1,154,988	$1,724,093	$892,049	$5,841,115

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$25,549	$5,705	$2,775	$2,703	$36,732
Collectively evaluated for impairment	1,900,795	902,397	1,592,197	789,186	5,184,575
Total	$1,926,344	$908,102	$1,594,972	$791,889	$5,221,307

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2017
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$2,770	$592	$475	$950	$4,787
Purchased credit-impaired loans	22,247	1,497	7,167	1,288	32,199
Collectively evaluated for impairment	576,235	97,870	251,391	143,809	1,069,305
Total	$601,252	$99,959	$259,033	$146,047	$1,106,291

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2016
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,256	$635	$308	$406	$5,605
Purchased credit-impaired loans	34,820	3,369	7,283	1,344	46,816
Collectively evaluated for impairment	651,018	149,932	290,568	184,541	1,276,059
Total	$690,094	$153,936	$298,159	$186,291	$1,328,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at September 30, 2017 and December 31, 2016:

Business Activities Loans

	September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	19,005	19,005	—
Commercial and industrial loans	2,043	2,043	—
Residential mortgages - 1-4 family	1,033	1,033	—
Consumer - home equity	769	769	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$162	$163	$1
Other commercial real estate loans	14,758	14,896	138
Commercial and industrial loans	7,842	8,121	279
Residential mortgages - 1-4 family	1,036	1,172	136
Consumer - home equity	1,052	1,091	39
Consumer - other	—	—	—

Total
Commercial real estate	$33,925	$34,064	$139
Commercial and industrial loans	9,885	10,164	279
Residential mortgages	2,069	2,205	136
Consumer	1,821	1,860	39
Total impaired loans	$47,700	$48,293	$593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	18,905	18,905	—
Commercial and industrial loans	382	382	—
Residential mortgages - 1-4 family	2,101	2,101	—
Consumer - home equity	1,605	1,605	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$179	$181	$2
Other commercial real estate loans	6,306	6,462	156
Commercial and industrial loans	5,060	5,324	264
Residential mortgages - 1-4 family	538	674	136
Consumer - home equity	942	1,098	156
Consumer - other	—	—	—

Total
Commercial real estate	$25,390	$25,548	$158
Commercial and industrial loans	5,442	5,706	264
Residential mortgages	2,639	2,775	136
Consumer	2,547	2,703	156
Total impaired loans	$36,018	$36,732	$714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	September 30, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$216	$216	$—
Other commercial real estate loans	195	195	—
Commercial and industrial loans	287	287	—
Residential mortgages - 1-4 family	165	165	—
Consumer - home equity	581	581	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$871	$892	$21
Other commercial real estate loans	1,442	1,467	25
Commercial and industrial loans	303	305	2
Residential mortgages - 1-4 family	291	310	19
Consumer - home equity	325	369	44

Total			x
Commercial real estate	$2,724	$2,770	$46
Commercial and industrial loans	590	592	2
Residential mortgages	456	475	19
Consumer	906	950	44
Total impaired loans	$4,676	$4,787	$111

Acquired Loans

	December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	547	547	—
Commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	208	208	—

With an allowance recorded:
Commercial real estate - single and multifamily	$1,250	$1,358	$108
Other commercial real estate loans	2,209	2,351	142
Commercial and industrial loans	576	635	59
Residential mortgages - 1-4 family	89	100	11
Consumer - home equity	292	406	114

Total
Commercial real estate	$4,006	$4,256	$250
Commercial and industrial loans	576	635	59
Residential mortgages	297	308	11
Consumer	292	406	114
Total impaired loans	$5,171	$5,605	$434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2017 and 2016:

Business Activities Loans

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$84	$—	$48	$1
Other commercial real estate loans	21,132	934	2,624	111
Commercial and industrial loans	1,825	69	805	26
Residential mortgages - 1-4 family	1,391	29	2,309	51
Consumer - home equity	1,301	26	693	5
Consumer - other	—	—	1	—

With an allowance recorded:
Commercial real estate - single and multifamily	$172	$10	$—	$—
Other commercial real estate loans	10,553	363	10,266	351
Commercial and industrial loans	6,493	354	4,609	154
Residential mortgages - 1-4 family	1,187	38	684	21
Consumer - home equity	1,094	32	999	26
Consumer - other	—	—	104	3

Total
Commercial real estate	$31,941	$1,307	$12,938	$463
Commercial and industrial loans	8,318	423	5,414	180
Residential mortgages	2,578	67	2,993	72
Consumer loans	2,395	58	1,797	34
Total impaired loans	$45,232	$1,855	$23,142	$749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$424	$79	$—	$—
Other commercial real estate loans	483	73	546	20
Commercial and Industrial loans	319	4	191	1
Residential mortgages - 1-4 family	170	7	321	9
Consumer - home equity	567	—	—	—
Consumer - other	—	—	140	1

With an allowance recorded:
Commercial real estate - single and multifamily	$904	$36	$942	$37
Other commercial real estate loans	1,481	56	2,606	127
Commercial and Industrial loans	332	29	404	10
Residential mortgages - 1-4 family	319	12	117	4
Consumer - home equity	387	13	356	13
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$3,292	$244	$4,094	$184
Commercial and industrial loans	651	33	595	11
Residential mortgages	489	19	438	13
Consumer loans	954	13	496	14
Total impaired loans	$5,386	$309	$5,623	$222

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2017. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ended September 30, 2017 and 2016 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	—	—
Commercial and industrial	3	1,654	1,654
Residential - 1-4 Family	—	—	—
Consumer - Home Equity	—	—	—
Total	3	$1,654	$1,654

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	15	$13,445	$11,718
Commercial and industrial	8	3,471	3,471
Residential - 1-4 Family	2	205	188
Consumer - Home Equity	1	53	53
Total	26	$17,174	$15,430

	Three Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	2	404	404
Residential - 1-4 Family	2	5	5
Total	4	$409	$409

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	2	$1,049	$1,049
Commercial and industrial	4	555	555
Residential - 1-4 Family	2	5	5
Consumer - Home Equity	1	117	117
Total	9	$1,726	$1,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made, that then defaulted in the respective reporting period. For the three months ended September 30, 2017, there were no loans that were restructured that had subsequently defaulted during the period. For the nine months ended September 30, 2017, there were two loans that were restructured that had subsequently defaulted during the period.

Modifications that Subsequently Defaulted
Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—
Commercial and industrial	—	$—

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial	1	$101

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of the period	$44,556	$22,122
Principal payments	(373)	(932)
TDR status change (1)	—	—
Other reductions/increases (2)	(1,939)	—
Newly identified TDRs	1,654	409
Balance at end of the period	$43,898	$21,599

	Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of the period	$33,829	$22,048
Principal payments	(1,527)	(2,041)
TDR status change (1)	—	2,236
Other reductions/increases (2)	(3,834)	(2,370)
Newly identified TDRs	15,430	1,726
Balance at end of the period	$43,898	$21,599
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

As of September 30, 2017, the Company maintained foreclosed residential real estate property with a fair value of $288 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2017 and December 31, 2016 totaled $4.7 million and $4.8 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $151 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 was as follows:

	At or for the three months ended September 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$15,972	$12,588	$8,114	$6,221	$42,895
Charged-off loans	1,367	606	42	1,352	3,367
Recoveries on charged-off loans	14	37	241	39	331
Provision/(releases) for loan losses	1,210	1,952	241	1,473	4,876
Balance at end of period	$15,829	$13,971	$8,554	$6,381	$44,735
Individually evaluated for impairment	139	279	136	39	593
Collectively evaluated for impairment	15,690	13,692	8,418	6,342	44,142
Total	$15,829	$13,971	$8,554	$6,381	$44,735

	At or for the nine months ended September 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,499	$9,446	$7,800	$5,484	$39,229
Charged-off loans	2,883	2,457	555	2,670	8,565
Recoveries on charged-off loans	71	108	270	211	660
Provision/(releases) for loan losses	2,142	6,874	1,039	3,356	13,411
Balance at end of period	$15,829	$13,971	$8,554	$6,381	$44,735
Individually evaluated for impairment	139	279	136	39	593
Collectively evaluated for impairment	15,690	13,692	8,418	6,342	44,142
Total	$15,829	$13,971	$8,554	$6,381	$44,735

	At or for the three months ended September 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,732	$8,216	$7,453	$4,723	$37,124
Charged-off loans	—	1,599	253	434	2,286
Recoveries on charged-off loans	114	37	96	61	308
Provision/(releases) for loan losses	620	1,831	88	936	3,475
Balance at end of period	$17,466	$8,485	$7,384	$5,286	$38,621
Individually evaluated for impairment	190	194	89	165	638
Collectively evaluated for impairment	17,276	8,291	7,295	5,121	37,983
Total	$17,466	$8,485	$7,384	$5,286	$38,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the nine months ended September 30, 2016
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$14,610	$7,367	$7,612	$4,985	$34,574
Charged-off loans	1,578	4,145	1,340	1,175	8,238
Recoveries on charged-off loans	242	114	101	183	640
Provision/(releases) for loan losses	4,192	5,149	1,011	1,293	11,645
Balance at end of period	$17,466	$8,485	$7,384	$5,286	$38,621
Individually evaluated for impairment	190	194	89	165	638
Collectively evaluated for impairment	17,276	8,291	7,295	5,121	37,983
Total	$17,466	$8,485	$7,384	$5,286	$38,621

	At or for the three months ended September 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,356	$1,014	$690	$404	$4,464
Charged-off loans	95	153	70	111	429
Recoveries on charged-off loans	22	150	1	37	210
Provision for loan losses	109	(149)	49	15	24
Balance at end of period	$2,392	$862	$670	$345	$4,269
Individually evaluated for impairment	46	2	19	44	111
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	2,346	860	651	301	4,158
Total	$2,392	$862	$670	$345	$4,269

	At or for the nine months ended September 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	765	634	285	601	2,285
Recoveries on charged-off loans	44	151	39	78	312
Provision for loan losses	810	181	150	332	1,473
Balance at end of period	$2,392	$862	$670	$345	$4,269
Individually evaluated for impairment	46	2	19	44	111
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	2,346	860	651	301	4,158
Total	$2,392	$862	$670	$345	$4,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended September 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,140	$776	$881	$476	$4,273
Charged-off loans	662	84	332	77	1,155
Recoveries on charged-off loans	—	37	37	33	107
Provision for loan losses	907	210	111	31	1,259
Balance at end of period	$2,385	$939	$697	$463	$4,484
Individually evaluated for impairment	704	121	12	135	972
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	1,681	818	685	328	3,512
Total	$2,385	$939	$697	$463	$4,484

	At or for the nine months ended September 30, 2016
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$1,903	$1,330	$976	$525	$4,734
Charged-off loans	788	359	696	457	2,300
Recoveries on charged-off loans	—	213	141	79	433
Provision for loan losses	1,270	(245)	276	316	1,617
Balance at end of period	$2,385	$939	$697	$463	$4,484
Individually evaluated for impairment	704	121	12	135	972
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	1,681	818	685	328	3,512
Total	$2,385	$939	$697	$463	$4,484

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

Additionally, the Company considers the need for a reserve for acquired loans accounted for outside of the scope of ASC 310-30 under ASC 310-20. At acquisition date, the Bank determined a fair value mark with credit and interest rate components. Under the Company’s model, the impairment evaluation process involves comparing the carrying value of acquired loans, including the entire unamortized premium or discount, to the calculated reserve allowance. If necessary, the Company books a reserve to account for shortfalls identified through this calculation. Fair value marks are not bifurcated when evaluating for impairment.

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At September 30, 2017, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $4.3 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$265,059	$253,302	$339,846	$189,310	$1,419,153	$1,434,762	$2,024,058	$1,877,374
Special mention	—	—	529	334	12,604	5,827	13,133	6,161
Substandard	—	—	2,051	2,175	30,743	40,598	32,794	42,773
Doubtful	—	—	—	—	—	36	—	36
Total	$265,059	$253,302	$342,426	$191,819	$1,462,500	$1,481,223	$2,069,985	$1,926,344
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	September 30, 2017	December 31, 2016
Grade:
Pass	$1,136,498	$890,974
Special mention	2,522	123
Substandard	12,981	13,825
Doubtful	2,987	3,180
Total	$1,154,988	$908,102

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$1,713,671	$1,578,913	$6,933	$11,178	$1,720,604	$1,590,091
Special mention	1,396	701	—	—	1,396	701
Substandard	2,093	4,179	—	—	2,093	4,179
Total	$1,717,160	$1,583,793	$6,933	$11,178	$1,724,093	$1,594,971

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$288,500	$310,846	$600,821	$477,416	$889,321	$788,262
Nonperforming	1,644	2,675	1,084	952	2,728	3,627
Total	$290,144	$313,521	$601,905	$478,368	$892,049	$791,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Other		Total commercial real estate
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$17,221	$33,461	$81,935	$119,414	$454,081	$496,562	$553,237	$649,437
Special mention	570	—	607	907	18,626	1,622	19,803	2,529
Substandard	699	746	2,126	5,351	25,387	32,031	28,212	38,128
Total	$18,490	$34,207	$84,668	$125,672	$498,094	$530,215	$601,252	$690,094

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	September 30, 2017	December 31, 2016
Grade:
Pass	$95,098	$147,102
Special mention	51	1,260
Substandard	4,810	5,574
Total	$99,959	$153,936

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$253,414	$294,983	$244	$804	$253,658	$295,787
Special mention	398	343	—	—	398	343
Substandard	4,977	2,029	—	—	4,977	2,029
Total	$258,789	$297,355	$244	$804	$259,033	$298,159

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$94,526	$79,762	$49,900	$105,117	$144,426	$184,879
Nonperforming	1,220	517	401	895	1,621	1,412
Total	$95,746	$80,279	$50,301	$106,012	$146,047	$186,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2017 and December 31, 2016. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$17,679	$4,672	$22,351	$16,816	$5,424	$22,240
Substandard Accruing	36,162	35,089	71,251	51,125	44,177	95,302
Total Classified	53,841	39,761	93,602	67,941	49,601	117,542
Special Mention	17,699	20,284	37,983	7,479	4,323	11,802
Total Criticized	$71,540	$60,045	$131,585	$75,420	$53,924	$129,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Time less than $250,000	$2,200,338	$2,015,332
Time $250,000 or more	373,285	318,211
Total time deposits	$2,573,623	$2,333,543

Included in total deposits are brokered deposits of $1.1 billion and $0.9 billion at September 30, 2017 and December 31, 2016, respectively. Included in total brokered deposits are reciprocal deposits of $97.4 million and $113.4 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at September 30, 2017 and December 31, 2016 are summarized, as follows:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$1,061,300	1.27%	$1,072,044	0.71%
Other borrowings	—	—	10,000	2.42
Total short-term borrowings:	1,061,300	1.27	1,082,044	0.72
Long-term borrowings:
Advances from the FHLB and other borrowings	338,054	1.49	142,792	1.53
Subordinated borrowings	73,831	7.00	73,697	7.00
Junior subordinated borrowings	15,464	3.16	15,464	2.77
Total long-term borrowings:	427,349	2.50	231,953	3.35
Total	$1,488,649	1.63%	$1,313,997	1.19%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2017 and December 31, 2016.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended September 30, 2017 and December 31, 2016.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at September 30, 2017 include callable advances totaling $4.0 million, and amortizing advances totaling $1.1 million. The advances outstanding at December 31, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of September 30, 2017 is as follows:

	September 30, 2017
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2017	$1,018,565	1.28%
2018	218,836	1.28
2019	150,000	1.64
2020	4,464	1.94
2021 and beyond	7,489	2.69
Total FHLB advances	$1,399,354	1.33%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2017 and December 31, 2016.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $614 thousand and $706 thousand for unamortized debt issuance costs as of September 30, 2017 and December 31 2016, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.16% and 2.77% at September 30, 2017 and December 31, 2016, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2017	Regulatory Minimum to be Well Capitalized	December 31, 2016	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	14.3%	10.0%	11.9%	10.0%
Common equity tier 1 capital to risk weighted assets	12.3	6.5	9.9	6.5
Tier 1 capital to risk weighted assets	12.5	8.0	10.1	8.0
Tier 1 capital to average assets	9.5	5.0	7.9	5.0

Bank
Total capital to risk weighted assets	11.7%	10.0%	11.2%	10.0%
Common equity tier 1 capital to risk weighted assets	10.4	6.5	10.0	6.5
Tier 1 capital to risk weighted assets	10.4	8.0	10.0	8.0
Tier 1 capital to average assets	8.0	5.0	7.8	5.0

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

At September 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$21,132	$25,176
Net unrealized loss on cash flow hedging derivatives	—	(6,573)
Net unrealized holding loss on pension plans	(2,954)	(2,954)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	(8,155)	(9,636)
Net unrealized loss on cash flow hedging derivatives	—	2,589
Net unrealized holding loss on pension plans	1,164	1,164
Accumulated other comprehensive income	$11,187	$9,766

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$1,460	$(605)	$855
Less: reclassification adjustment for (losses) realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	1,461	(605)	856

Net unrealized gain on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive income	$1,461	$(605)	$856

Three Months Ended September 30, 2016
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(5,576)	$2,190	$(3,386)
Less: reclassification adjustment for gains realized in net income	78	(28)	50
Net unrealized holding (loss) on AFS securities	(5,654)	2,218	(3,436)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,363	(547)	816
Less: reclassification adjustment for (losses) realized in net income	(1,367)	549	(818)
Net unrealized gain on cash flow hedging derivatives	2,730	(1,096)	1,634
Other comprehensive (loss)	$(2,924)	$1,122	$(1,802)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2017
Net unrealized holding (loss) on AFS securities:	x
Net unrealized gains arising during the period	$8,524	$(3,232)	$5,292
Less: reclassification adjustment for gains realized in net income	12,568	(4,713)	7,855
Net unrealized holding (loss) on AFS securities	(4,044)	1,481	(2,563)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,589)	3,984
Other comprehensive income	$2,529	$(1,108)	$1,421

Nine Months Ended September 30, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$21,740	$(8,366)	$13,374
Less: reclassification adjustment for gains realized in net income	101	(36)	65
Net unrealized holding gain on AFS securities	21,639	(8,330)	13,309

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,322)	2,136	(3,186)
Less: reclassification adjustment for (losses) realized in net income	(2,662)	1,069	(1,593)
Net unrealized (loss) on cash flow hedging derivatives	(2,660)	1,067	(1,593)
Other comprehensive income	$18,979	$(7,263)	$11,716

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2017
Balance at Beginning of Period	$12,121	$—	$(1,790)	$10,331
Other comprehensive gain before reclassifications	855	—	—	855
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Total other comprehensive income	856	—	—	856
Balance at End of Period	$12,977	$—	$(1,790)	$11,187

Three Months Ended September 30, 2016
Balance at Beginning of Period	$20,625	$(8,335)	$(2,077)	$10,213
Other comprehensive (loss) gain before reclassifications	(3,386)	816	—	(2,570)
Less: amounts reclassified from accumulated other comprehensive income (loss)	50	(818)	—	(768)
Total other comprehensive (loss) income	(3,436)	1,634	—	(1,802)
Balance at End of Period	$17,189	$(6,701)	$(2,077)	$8,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Nine Months Ended September 30, 2017
Balance at Beginning of Period	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	5,292	(269)	—	5,023
Less: amounts reclassified from accumulated other comprehensive income (loss)	7,855	(4,253)	—	3,602
Total other comprehensive (loss) income	(2,563)	3,984	—	1,421
Balance at End of Period	$12,977	$—	$(1,790)	$11,187

Nine Months Ended September 30, 2016
Balance at Beginning of Period	$3,880	$(5,108)	$(2,077)	$(3,305)
Other comprehensive gain (loss) before reclassifications	13,374	(3,186)	—	10,188
Less: amounts reclassified from accumulated other comprehensive income (loss)	65	(1,593)	—	(1,528)
Total other comprehensive income (loss)	13,309	(1,593)	—	11,716
Balance at End of Period	$17,189	$(6,701)	$(2,077)	$8,411

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2017	2016	is Presented
Realized (losses)/gains on AFS securities:
	$(1)	$78	Non-interest income
	—	(28)	Tax expense
	(1)	50	Net of tax
Realized (losses) on cash flow hedging derivatives:
	—	(1,367)	Non-interest income
	—	549	Tax expense
	—	(818)	Net of tax

Total reclassifications for the period	$(1)	$(768)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2017	2016	is Presented
Realized gains on AFS securities:
	$12,568	$101	Non-interest income
	(4,713)	(36)	Tax expense
	7,855	65	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(393)	—	Interest expense
	(6,629)	—	Non-interest income
	—	(2,662)	Non-interest expense
	2,769	1,069	Tax benefit
	(4,253)	(1,593)	Net of tax

Total reclassifications for the period	$3,602	$(1,528)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$22,903	$16,381	$58,057	$48,339

Average number of common shares issued	41,370	32,273	38,958	32,216
Less: average number of treasury shares	947	1,137	970	1,117
Less: average number of unvested stock award shares	439	515	441	515
Average number of basic common shares outstanding	39,984	30,621	37,547	30,584
Plus: dilutive effect of unvested stock award shares	116	131	116	115
Plus: dilutive effect of stock options outstanding	45	59	45	58
Average number of diluted common shares outstanding	40,145	30,811	37,708	30,757

Earnings per share:
Basic	$0.57	$0.53	$1.55	$1.58
Diluted	$0.57	$0.53	$1.54	$1.57

For the nine months ended September 30, 2017, 325 thousand shares of restricted stock and 46 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended September 30, 2016, 401 thousand shares of restricted stock and 201 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2017 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2016	448	$26.28	109	$15.72
Granted	156	35.60	—	—
Stock options exercised	—	—	(11)	14.47
Stock awards vested	(162)	25.56	—	—
Forfeited	(10)	29.26	—	—
Expired	—	—	(10)	33.46
September 30, 2017	432	$29.64	88	$13.86
Exercisable options at September 30, 2017			88	$13.86

During the nine months ended September 30, 2017 and 2016, proceeds from stock option exercises totaled $161 thousand and $142 thousand, respectively. During the nine months ended September 30, 2017, there were 162 thousand shares issued in connection with vested stock awards. During the nine months ended September 30, 2016, there were 116 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $3.9 million and $3.5 million during the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2017, the Company held derivatives with a total notional amount of $2.5 billion. The Company had economic hedges and non-hedging derivatives totaling $2.2 billion and $0.3 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $1.6 billion, risk participation agreements with dealer banks of $0.1 billion, and $0.5 billion in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2017.

The Company pledged collateral to derivative counterparties in the form of cash totaling $1.4 million and securities with an amortized cost of $26.0 million and a fair value of $25.9 million as of September 30, 2017. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,916	12.2	1.60%	5.09%	(1,827)
Interest rate swaps on loans with commercial loan customers	796,914	6.1	3.09%	4.19%	(8,576)
Reverse interest rate swaps on loans with commercial loan customers	796,914	6.1	4.19%	3.09%	8,572
Risk participation agreements with dealer banks	117,067	9.4			12
Forward sale commitments	459,203	0.2			500
Total economic hedges	2,181,014				(1,319)

Non-hedging derivatives:
Commitments to lend	310,327	0.2			6,455
Total non-hedging derivatives	310,327				6,455

Total	$2,491,341				$5,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2016, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$300,000	2.3	0.63%	2.29%	$(6,573)
Total cash flow hedges	300,000				(6,573)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,386	12.9	0.98%	5.09%	(2,021)
Interest rate swaps on loans with commercial loan customers	668,541	6.2	2.43%	4.21%	(6,752)
Reverse interest rate swaps on loans with commercial loan customers	668,541	6.2	4.21%	2.43%	7,077
Risk participation agreements with dealer banks	83,360	11.6			5
Forward sale commitments	259,889	0.2			722
Total economic hedges	1,691,717				(969)

Non-hedging derivatives:
Commitments to lend	208,145	0.2			4,738
Total non-hedging derivatives	208,145				4,738

Total	$2,199,862				$(2,804)

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

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and nine months ended September 30, 2017 and 2016.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$1,363	$(449)	$(5,322)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	—	(1,367)	(393)	(2,662)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	—	(6,629)	—
Net tax (expense) benefit on items recognized in accumulated other comprehensive income	—	(1,096)	(2,589)	1,067
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$1,634	$3,984	$(1,593)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of September 30, 2017, the Company has an interest rate swap with a $10.9 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(53) thousand as of September 30, 2017. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$70	$29	$194	$(802)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(142)	2,411	(1,824)	(18,911)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	142	(2,411)	1,824	18,911
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(53)	(62)	(329)	(495)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	2	(14)	7	102

Forward commitments:
Unrealized gain (loss) recognized in other non-interest income	500	(582)	224	(1,898)
Realized gain (loss) in other non-interest income	(983)	109	(3,651)	(224)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$6,455	$1,574	$21,891	$3,635
Realized gain in other non-interest income	7,402	760	23,869	2,505

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

The Company had net asset positions with its commercial banking counterparties totaling $11.9 million and $11.5 million as of September 30, 2017 and December 31, 2016, respectively. The Company had net liability positions with its financial institution counterparties totaling $10.5 million and $15.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company had net liability positions with its commercial banking counterparties totaling $3.3 million and $4.4 million as of September 30, 2017 and December 31, 2016. The collateral posted by the Company that covered liability positions was $10.5 million and $19.8 million as of September 30, 2017 and December 31, 2016, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$63	$—	$63	$—	$—	$63
Commercial counterparties	11,909	—	11,909	—	—	11,909
Total	$11,972	$—	$11,972	$—	$—	$11,972

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(13,903)	$3,450	$(10,453)	$9,043	$1,410	$—
Commercial counterparties	(3,369)	32	(3,337)	—	—	(3,337)
Total	$(17,272)	$3,482	$(13,790)	$9,043	$1,410	$(3,337)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$49	$—	$49	$—	$—	$49
Commercial counterparties	11,461	—	11,461	—	—	11,461
Total	$11,510	$—	$11,510	$—	$—	$11,510

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(20,077)	$4,689	$(15,388)	$14,738	$650	$—
Commercial counterparties	(4,407)	23	(4,384)	—	—	(4,384)
Total	$(24,484)	$4,712	$(19,772)	$14,738	$650	$(4,384)

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,603	$12,603
Available-for-sale securities:
Municipal bonds and obligations	—	118,760	—	118,760
Agency collateralized mortgage obligations	—	807,436	—	807,436
Agency residential mortgage-backed securities	—	217,067	—	217,067
Agency commercial mortgage-backed securities	—	63,044	—	63,044
Corporate bonds	—	67,234	—	67,234
Trust preferred securities	—	11,792	—	11,792
Other bonds and obligations	—	10,291	—	10,291
Marketable equity securities	45,055	334	—	45,389
Loans held for sale	—	143,745	—	143,745
Derivative assets	518	15,379	6,437	22,334
Capitalized servicing rights	—	—	2,707	2,707
Derivative liabilities	—	17,198	—	17,198

	December 31, 2016
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$13,229	$13,229
Available-for-sale securities:
Municipal bonds and obligations	—	119,816	—	119,816
Agency collateralized mortgage obligations	—	651,911	—	651,911
Agency residential mortgage-backed securities	—	228,684	—	228,684
Agency commercial mortgage-backed securities	—	64,534	—	64,534
Corporate bonds	—	56,006	—	56,006
Trust preferred securities	—	11,887	—	11,887
Other bonds and obligations	—	11,158	—	11,158
Marketable equity securities	62,284	3,257	—	65,541
Loans held for sale	—	120,673	—	120,673
Derivative assets	622	16,157	4,838	21,617
Capitalized servicing rights	—	—	798	798
Derivative liabilities	—	24,420	—	24,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended September 30, 2017. During the nine months ended September 30, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data.

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

			Aggregate Fair Value
September 30, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$143,745	$139,298	$4,447

			Aggregate Fair Value
December 31, 2016	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$120,673	$118,178	$2,495

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2017, were losses of $0.4 million and gains of $2.0 million, respectively. The changes in fair value for the three and nine months ended September 30, 2016, were losses of $0.2 million and gains of $0.4 million, respectively.The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Capitalized Servicing Rights. The Company accounts for certain capitalized servicing rights at fair value in its Consolidated Financial Statements, as the Company is permitted to elect the fair value option for each specific instrument. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. These capitalized servicing rights are included in other assets on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016.

	Assets (Liabilities)
		Securities			Capitalized
	Trading	Available	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	to Lend	Commitments	Rights
Three Months Ended September 30, 2017
June 30, 2017	$12,837	$—	$7,374	$12	$1,568
Unrealized (loss) gain, net recognized in other non-interest income	(76)	—	15,146	(30)	(132)
Paydown of trading security	(158)	—	—	—	—
Transfers to held for sale loans	—	—	(16,065)	—	—
Additions to servicing rights	—	—	—	—	1,271
September 30, 2017	$12,603	$—	$6,455	$(18)	$2,707

Nine Months Ended September 30, 2017
December 31, 2016	$13,229	$—	$4,738	$100	$798
Unrealized gain, net recognized in other non-interest income	(155)	—	48,963	(118)	(202)
Paydown of trading security	(471)	—	—	—	—
Transfers to held for sale loans	—	—	(47,246)	—	—
Additions to servicing rights	—	—	—	—	2,111
September 30, 2017	$12,603	$—	$6,455	$(18)	$2,707

Unrealized gains (losses) relating to instruments still held at September 30, 2017	$1,763	$—	$6,455	$(18)	$—

	Assets (Liabilities)
		Securities			Capitalized
	Trading	Available	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	to Lend	Commitments	Rights
Three Months Ended September 30, 2016
June 30, 2016	$14,479	$—	$1,259	$(189)	$—
Unrealized (loss) gain, net recognized in other non-interest income	(180)	—	3,563	(62)	—
Paydown of trading security	(150)	—	—	—	—
Transfers to held for sale loans	—	—	(3,248)	—	—
September 30, 2016	$14,149	$—	$1,574	$(251)	$—

Nine Months Ended September 30, 2016
December 31, 2015	$14,189	$708	$323	$9	$—
Unrealized gain, net recognized in other non-interest income	405	—	6,480	(260)	—
Paydown of trading security	(445)	—	—	—	—
Transfers to Level 2	—	(708)	—	—	—
Transfers to held for sale loans	—	—	(5,229)	—	—
September 30, 2016	$14,149	$—	$1,574	$(251)	$—

Unrealized gains (losses) relating to instruments still held at September 30, 2016	$2,610	$—	$1,574	$(251)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$12,603	Discounted Cash Flow	Discount Rate	2.59%

Commitments to Lend	6,455	Historical Trend	Closing Ratio	80.50%
		Pricing Model	Origination Costs, per loan	$3,692
Forward Commitments	(18)	Historical Trend	Closing Ratio	80.50%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	2,707	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.20%
			Discount Rate	10.95%
Total	$21,747

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$13,229	Discounted Cash Flow	Discount Rate	2.62%

Commitments to Lend	4,738	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Forward Commitments	100	Historical Trend	Closing Ratio	80.36%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	798	Discounted Cash Flow	Constant Prepayment rate (CPR)	10.40%
			Discount Rate	11.00%
Total	$18,865

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

	September 30, 2017	December 31, 2016	Fair Value Measurement Date as of September 30, 2017
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$28,082	$17,761	September 2017
Capitalized servicing rights	12,663	10,726	August/September 2017
Other real estate owned	288	151	April 2016 - June 2017
Total	$41,033	$28,638

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$28,082	Appraised value of collateral	Discounted cash flow - loss severity	39.05% to 0.13% (3.70%)
			Appraised value	$16 to $5,987 ($2,062)
Capitalized servicing rights	12,663	Discounted cash flow	Constant prepayment rate (CPR)	7.78% to 13.69% (10.57%)
			Discount rate	10.00% to 12.76% (11.55%)
Other real estate owned	288	Appraised value of collateral	Appraised value	$94 to $215 ($226)
Total	$41,033

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2017 and December 31, 2016.

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

	September 30, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,046	$92,046	$92,046	$—	$—
Trading security	12,603	12,603	—	—	12,603
Securities available for sale	1,341,013	1,341,013	45,055	1,295,958	—
Securities held to maturity	395,065	402,799	—	368,063	34,736
FHLB bank stock and restricted securities	75,117	75,117	—	75,117	—
Net loans	6,898,402	6,930,703	—	—	6,930,703
Loans held for sale	143,745	143,745	—	143,745	—
Accrued interest receivable	29,133	29,133	—	29,133	—
Cash surrender value of bank-owned life insurance policies	161,290	161,290	—	161,290	—
Derivative assets	22,334	22,334	518	15,379	6,437
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,790,146	$6,785,879	$—	$6,785,879	$—
Short-term debt	1,061,300	1,061,232	—	1,061,232	—
Long-term Federal Home Loan Bank advances	338,054	337,653	—	337,653	—
Subordinated borrowings	89,295	98,394	—	98,394	—
Derivative liabilities	17,198	17,198	—	17,198	—

	December 31, 2016
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,075	$113,075	$113,075	$—	$—
Trading security	13,229	13,229	—	—	13,229
Securities available for sale	1,209,537	1,209,537	62,284	1,147,253	—
Securities held to maturity	334,368	337,680	—	300,806	36,874
FHLB bank stock and restricted securities	71,112	71,112	—	71,112	—
Net loans	6,505,789	6,532,745	—	—	6,532,745
Loans held for sale	120,673	120,673	—	120,673	—
Accrued interest receivable	26,113	26,113	—	26,113	—
Cash surrender value of bank-owned life insurance policies	139,257	139,257	—	139,257	—
Derivative assets	21,617	21,617	622	16,157	4,838
Assets held for sale	322	322	—	322	—
Financial Liabilities
Total deposits	$6,622,092	$6,624,108	$—	$6,624,108	$—
Short-term debt	1,082,044	1,081,996	—	1,081,996	—
Long-term Federal Home Loan Bank advances	142,792	143,151	—	143,151	—
Subordinated borrowings	89,161	96,973	—	96,973	—
Derivative liabilities	24,420	24,420	—	24,420	—

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

Loans, net. The carrying value of the loans in the loan portfolio is based on cash flows discounted over their respective loan origination rates. The origination rates are adjusted for substandard and special mention loans to factor the impact of declines in the loan’s credit standing. The fair value of the loans is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. The methodology utilized to determine fair value does not represent exit price.

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$71,998	$57,971	$208,429	$173,109
Provision for loan losses	4,900	4,734	14,884	13,262
Net interest income after provision for loan losses	$67,098	$53,237	$193,545	$159,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS

On October 13, 2017, Commerce Bancshares Corp. ("Commerce"), the parent company of Commerce Bank & Trust Company ("Commerce Bank") merged with and into the Company in a transaction accounted for as a business combination. Commerce Bank also merged with and into Berkshire Bank. Headquartered in Worcester, Mass., Commerce Bank operated 16 branch banking offices providing a range of services in Central Massachusetts and greater Boston. With this agreement, the Company established a market position in Worcester, New England’s second largest city. Additionally, this acquisition was a catalyst for the Company’s decision to relocate its corporate headquarters to Boston and to expand its Greater Boston market initiatives. This acquisition also increased the Company’s total assets over the $10 billion Dodd Frank Act threshold for additional regulatory requirements.

As established by the merger agreement, each of the 6.328 million outstanding shares of Commerce common stock was converted into the right to receive 0.93 shares of the Company's common stock, plus cash in lieu of fractional shares. Certain Commerce common stock was instead converted into the right to receive 0.465 shares of new Series B preferred stock (non-voting) issued by the Company, pursuant to limited circumstances established by the merger agreement. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. As of close of business on October 13, 2017, the Company issued 4.842 million common shares and 522 thousand preferred shares as merger consideration, pursuant to the merger agreement. The value of this consideration was measured at $188.6 million for the common stock and $40.7 million for the preferred stock based on the $38.95 closing price of the Company’s common stock on the issuance date.

As of the merger date, Commerce, on a consolidated basis, maintained assets with a carrying value of approximately $1.9 billion (unaudited), including loans outstanding with a carrying value of approximately $1.4 billion (unaudited). In addition, Commerce maintained deposits with a carrying value of approximately $1.7 billion (unaudited).

The merger had no significant effect on the Company’s financial statements for the periods presented, aside from expenses related to the merger and ongoing systems and processes integration. These amounts are included in the financial statement line item Acquisition, Restructuring, and Other Expenses of the Consolidated Statements of Income, representing $788 thousand and $2.4 million for the three and nine months ended September 30, 2017, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PER COMMON SHARE DATA
Net earnings, diluted	$0.57	$0.53	$1.54	$1.57
Adjusted earnings, diluted (1)	0.59	0.57	1.71	1.64
Total book value	31.78	29.97	31.78	29.97
Tangible book value (2)	21.38	18.78	21.38	18.78
Dividends	0.21	0.20	0.63	0.60
Common stock price:			0
High	39.00	28.37	39.00	28.93
Low	32.85	25.90	32.85	24.71
Close	38.75	27.71	38.75	27.71
PERFORMANCE RATIOS (3)
Return on assets	0.95%	0.82%	0.83%	0.82%
Adjusted return on assets (1)	0.98	0.88	0.92	0.86
Return on equity	7.26	7.29	6.63	7.21
Adjusted return on equity (1)	7.47	7.75	7.37	7.53
Adjusted return on tangible equity (1)	11.42	12.99	11.78	12.55
Net interest margin, fully taxable equivalent (FTE) (4)	3.36	3.27	3.35	3.30
Fee income/Net interest and fee income	29.96	23.81	30.76	22.03
Efficiency ratio (2)	59.28	57.32	60.96	58.22
GROWTH RATIOS
Total commercial loans, (annualized)	1%	6%	9%	8%
Total loans, (annualized)	5	3	8	7
Total deposits, (annualized)	4	7	3	4
Total net revenues, (compared to prior year)	31	10	37	13
Earnings per share, (compared to prior year)	8	8	(2)	31
Adjusted earnings per share, (compared to prior year) (1)	2	6	4	6
FINANCIAL DATA: (In millions)
Total assets	$9,767	$7,931	$9,767	$7,931
Total earning assets	8,944	7,229	8,944	7,229
Total investments	1,853	1,162	1,853	1,162
Total borrowings	1,489	1,138	1,489	1,138
Total loans	6,947	6,047	6,947	6,047
Allowance for loan losses	49	43	49	43
Total intangible assets	420	348	420	348
Total deposits	6,790	5,750	6,790	5,750
Total common stockholders’ equity	1,285	933	1,285	933

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.19%	0.20%	0.20%	0.22%
Allowance for loan losses/total loans	0.71	0.71	0.71	0.71
Loans/deposits	102	105	102	105
Shareholders' equity to total assets	13.15	11.76	13.15	11.76
Tangible shareholders' equity to tangible assets (2)	9.25	7.70	9.25	7.70

FOR THE PERIOD: (In thousands)
Net interest income	$71,998	$57,971	$208,429	$173,109
Non-interest income	28,836	18,941	96,391	49,126
Provision for loan losses	4,900	4,734	14,884	13,262
Non-interest expense	65,820	48,844	209,669	142,212
Net income	22,903	16,381	58,057	48,339
Adjusted Income (1)	23,554	17,418	64,513	50,421
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$2,669	4.64%	$2,261	4.25%	$2,664	4.54%	$2,171	4.27%
Commercial and industrial loans	1,184	5.09	1,010	5.06	1,129	5.08	1,028	4.96
Residential mortgages	1,978	3.68	1,839	3.62	1,918	3.62	1,799	3.69
Consumer loans	1,030	3.88	900	3.40	1,002	3.77	851	3.41
Total loans (1)	6,861	4.33	6,010	4.06	6,713	4.26	5,849	4.09
Investment securities (2)	1,779	3.43	1,198	3.47	1,702	3.42	1,263	3.45
Short term investments & loans held for sale (3)	168	3.40	40	1.68	145	2.95	46	1.32
Total interest-earning assets	8,808	4.13	7,248	3.95	8,560	4.07	7,158	3.95
Intangible assets	421		349		422		343
Other non-interest earning assets	402		360		387		352
Total assets	$9,631		$7,957		$9,369		$7,853

Liabilities and shareholders’ equity
Deposits:
NOW	$571	0.26%	$475	0.12%	$573	0.24%	$484	0.13%
Money market	1,768	0.57	1,448	0.46	1,789	0.54	1,423	0.47
Savings	670	0.14	608	0.12	662	0.14	608	0.12
Time	2,588	1.20	2,095	1.10	2,471	1.14	2,069	1.05
Total interest-bearing deposits	5,597	0.78	4,626	0.67	5,495	0.73	4,584	0.65
Borrowings and notes (4)	1,457	1.65	1,247	1.52	1,418	1.50	1,239	1.36
Total interest-bearing liabilities	7,054	0.96	5,873	0.85	6,913	0.89	5,823	0.80
Non-interest-bearing demand deposits	1,196		1,085		1,177		1,048
Other non-interest earning liabilities	119		100		112		89
Total liabilities	8,369		7,058		8,202		6,960

Total shareholders’ equity (2)	1,262		899		1,167		893
Total liabilities and stockholders’ equity	$9,631		$7,957		$9,369		$7,853

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.17%		3.10%		3.18%		3.15%
Net interest margin (5)		3.36		3.27		3.35		3.31
Cost of funds		0.82		0.72		0.76		0.68
Cost of deposits		0.64		0.54		0.60		0.53

Supplementary data
Total deposits (In millions)	$6,793		$5,711		$6,672		$5,632
Fully taxable equivalent income adj. (In thousands) (6)	2,950		2,004		8,105		5,870
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $3.1 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively. Purchased loan accretion totaled $9.3 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations, losses recorded for hedge terminations, merger costs, restructuring costs, legal settlements, systems conversion costs, and out-of-period adjustments. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, system conversion costs, variable compensation expenses, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs primarily consist of the Company's continued effort to create efficiencies in operations through calculated adjustments to the branch banking and office footprint. Expense adjustments include variable rate compensation related to non-operating items. In 2017, expense adjustments also included costs to settle customer and other disputes viewed as not related to normalized operations, totaling $600 thousand in the second quarter and $200 thousand in the third quarter.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(in thousands)		2017	2016	2017	2016
GAAP Net income		$22,903	$16,381	$58,057	$48,339
Adj: Losses/(gains) on sale of securities, net		1	(78)	(12,568)	(101)
Adj: Loss on termination of hedges		—	—	6,629	—
Adj: Net (gains) on sale of business operations		(296)	(563)	(296)	(563)
Adj: Merger and acquisition expense		1,110	1,453	9,323	2,681
Adj: Restructuring and other expense		310	717	6,682	1,147
Adj: Income taxes		(474)	(492)	(3,314)	(1,082)
Total adjusted income (non-GAAP)	(A)	$23,554	$17,418	$64,513	$50,421

GAAP Total revenue		$100,834	$76,912	$304,820	$222,235
Adj: Losses/(gains) on sale of securities, net		1	(78)	(12,568)	(101)
Adj: Net (gains) on sale of business operations		(296)	(563)	(296)	(563)
Adj. Loss on termination of hedges		—	—	6,629	—
Total operating revenue (non-GAAP)	(B)	$100,539	$76,271	$298,585	$221,571

GAAP Total non-interest expense		$65,820	$48,844	$209,669	$142,212
Less: Total non-operating expense (see above)		(1,420)	(2,170)	(16,005)	(3,828)
Operating non-interest expense (non-GAAP)	(C)	$64,400	$46,674	$193,664	$138,384

(in millions, except per share data)
Total average assets	(D)	$9,631	$7,957	$9,369	$7,852
Total average shareholders’ equity	(E)	1,262	899	1,167	893
Total average tangible shareholders’ equity	(F)	841	550	746	551
Total tangible shareholders’ equity, period-end (1)	(G)	864	584	864	584
Total tangible assets, period-end (1)	(H)	9,346	7,583	9,346	7,583
Total common shares outstanding, period-end (thousands)	(I)	40,424	31,122	40,424	31,122
Average diluted shares outstanding (thousands)	(J)	40,145	30,811	37,708	30,757

Earnings per share, diluted		$0.57	$0.53	$1.54	$1.57
Adjusted earnings per share, diluted	(A/J)	0.59	0.57	1.71	1.64
Book value per share, period-end		31.78	29.97	31.78	29.97
Tangible book value per share, period-end	(G/I)	21.38	18.78	21.38	18.78
Total shareholders' equity/total assets		13.15	11.76	13.15	11.76
Total tangible shareholder's equity/total tangible assets	(G)/(H)	9.25	7.70	9.25	7.70

Performance ratios (2)
GAAP return on assets		0.95%	0.82%	0.83%	0.82%
Adjusted return on assets	(A/D)	0.98	0.88	0.92	0.86
GAAP return on equity		7.26	7.29	6.63	7.21
Adjusted return on equity	(A/E)	7.47	7.75	7.37	7.53
Adjusted return on tangible equity (3)	(A/F)	11.42	12.99	11.78	12.55

Efficiency ratio	(C-M)/(B+K+N)	59.28	57.32	60.96	58.22
Supplementary data (in thousands)
Tax benefit on tax-credit investments (4)	(K)	$3,905	$1,852	$7,225	$6,217
Non-interest income charge on tax-credit investments (5)	(L)	(3,347)	(1,525)	(6,129)	(4,564)
Net income on tax-credit investments	(K+L)	558	327	1,096	1,653
Intangible amortization	(M)	739	749	2,310	2,355
Fully taxable equivalent income adjustment	(N)	2,950	2,004	8,105	5,870
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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Pittsfield, Massachusetts and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank operates under the brand America’s Most Exciting Bank®. The Company has announced a relocation of its corporate headquarters to Boston, Massachusetts.

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
Shown below is a profile of the Company as of report date:

Largest Regional Bank Headquartered in Massachusetts

- Assets: $11.6 billion
- Regional/National Footprint
  - Boston Headquarters
  - 113 Branches in New England, New York, New Jersey and Pennsylvania
  - National Lending Operations
- AMEB Culture
- Acquisition Expertise
  - 8 whole banks
  - 10 specialty businesses
- Market Capitalization: $1.8B
- Dividend Yield: 2.2%
- NYSE: BHLB

Rochester
Rome
Syracuse
Utica
NY
VT
NH
Manchester
Albany
Pittsfield
MA
Worcester
Boston
Springfield
Hartford
RI
CT
NJ
PA
Princeton
Philedelphia
NJ

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

SUMMARY
The first nine months of 2017 were transformative for Berkshire, as it:

•	put together a strategic bank acquisition;

•	announced a headquarters move to Boston;

•	expanded its growth initiatives in eastern Massachusetts;

•	positioned itself for constructively crossing the $10 billion asset threshold;

•	and publicly placed a stock offering to support its growth initiatives.

While moving forward with these initiatives, the Company integrated its 2016 business acquisitions and pursued expansion across its business lines, generating bottom line growth and improved profitability.

Third quarter total net income increased year-over-year by 40%, driven primarily by 31% net revenue growth which reflected business combinations and organic business development. Third quarter earnings per share increased by 8% to $0.57. The third quarter return on assets improved by 13 basis points to 0.95% including the benefit of a 9 basis point expansion of the net interest margin as well as a 70% increase in fee income primarily due to acquired mortgage banking operations. Additionally the efficiency ratio on operations other than mortgage banking improved from 57% to an estimated 55% including the benefit of branch consolidations and other restructuring initiatives.

Year-to-date net income was up 20% on a 37% net revenue increase. Year-to-date earnings per share decreased by 2% to $1.54, including the impact of increased charges viewed as non-operating and related primarily to mergers and restructuring. EPS increased by 4% excluding these charges. Per share results in 2017 included the impact of shares issued in 2016 business combinations and in the May 2017 public common stock offering.

THIRD QUARTER FINANCIAL HIGHLIGHTS (comparisons are to prior quarter unless otherwise stated):

•	9% annualized increase in commercial and industrial loans

•	14% annualized increase in demand deposit accounts

•	4% increase in net interest income

•	3.36% net interest margin

•	59.3% efficiency ratio

•	0.95% ROA

•	0.23% non-performing assets/assets

•	0.19% net loan charge-offs/average loans

On May 22, 2017, Berkshire announced an agreement to acquire Worcester, MA based Commerce Bancshares. On October 13, 2017, the Company completed this acquisition, bringing total assets to approximately $11.6 billion and total shares outstanding to 45.3 million shares, with a market capitalization of $1.8 billion. This acquisition gives Berkshire the largest deposit market share in New England’s second largest city. The Bank now has 19 branches in the Greater Boston area, including four in Boston. Berkshire is now the third largest regional bank headquartered in New England and will be the largest regional bank headquartered in Boston. Greater Boston is the country’s sixth largest combined statistical area, and is growing strongly including world class education, health care, financial, and technology sectors. Berkshire entered into a lease for its new Boston headquarters location at 60 State Street strategically positioned in the heart of Boston’s financial district and steps from historic Faneuil Hall. Berkshire also brought on board several Boston area senior bankers to service the commercial, retail, and private banking markets.

The Commerce acquisition fills in the length of Berkshire’s Massachusetts footprint and centers on the Worcester market where Berkshire has operated for a number of years. The merger is targeted to offer opportunities for cost efficiencies and revenue synergies. The Company’s plan is that this merger will bring the Company over the $10 billion asset Dodd Frank Act threshold while absorbing the earnings impacts and contributing accretively to earnings and profitability when fully integrated. Commerce was acquired in a stock for stock exchange. The Company’s stock offering in the second quarter provided capital that is targeted to be sufficient to fund deal related costs and intangibles and also to provide resources for future growth in Greater Boston and other markets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
Summary: Total assets measured $9.8 billion at September 30, 2017, increasing by $604 million at a 9% annualized rate in the first nine months of the year. The 8% annualized loan growth for the year-to-date was driven by solid growth in all major loan categories, including a 9% annualized increase in commercial loans. Average loan yields increased in each successive quarter and included the benefit of higher short term interest rates. Deposit growth was 3% annualized over this period. Total equity grew by 17% including the second quarter $153 million stock offering, and the ratio of equity to assets increased to 13.2% from 11.9%. Borrowings funded a 12% increase in investments in order to leverage the new capital. Book value per share increased by 4% to $31.78 for the year-to-date, while tangible book value per share (a non-GAAP financial measure) grew by 14% to $21.38. Delinquent and non-accruing loans decreased to 0.74% of total loans, and quarterly annualized net loan charge-offs declined to 0.19% of average loans. The Commerce acquisition in October was funded with a stock for stock exchange and provides new deposit funding sources which contribute to the Company’s liquidity. The quarterly cash dividend was increased by 5% in the first quarter and the Company continues to generate double digit annualized internal generation of tangible equity to support organic growth.

Securities: Total investment securities increased by $196 million, or 12%, as the Company supplemented loan growth to utilize the capital generated from the stock offering. Growth was concentrated in a $156 million increase in agency collateralized mortgage obligations available for sale and a $69 million increase in municipal bonds held to maturity. In the first quarter, the Company sold $25 million in equity securities, and realized $13 million in net securities gains. These gains were already included at the start of the year as a component of shareholders’ equity in accumulated other comprehensive income. This sale took advantage of strong market conditions for bank stocks.

The securities portfolio yield decreased to 3.43% in the most recent quarter, compared to 3.58% in the fourth quarter of 2016. This included the impact of the First Choice portfolio, the sale of equity securities, ongoing yield compression in the bond markets, and portfolio growth. The weighted average life of the bond portfolio decreased to 5.4 years from 5.9 years at the start of the year. The net unrealized securities gain totaling 1.2% of book value at the third quarter-end was little changed from 1.3% at the start of the year. The reduction in the unrealized equity gain resulting from the realized gain on sale in the first quarter was largely offset by improved bond market prices tied primarily to lower long term interest rates at the end of the third quarter.

Loans: Total loans increased by $393 million, at an 8% annualized rate, in the first nine months of 2017. All major categories increased, led by commercial and industrial loans, which grew by $193 million at a 24% annualized rate.

This category is one of Berkshire’s primary areas of strategic focus, to support commercial relationship development, increase the mix of non-real estate related credit, and generate growth in higher-yielding assets. During the first quarter, the Company recruited new commercial banking leadership for the Mid-Atlantic region, and at the end of the third quarter, the Company recruited expanded commercial banking leadership for the Boston market. Growth in this category includes balances related to loan participations and other wholesale loan transactions.

Total commercial loans increased by $247 million at a 9% annualized rate for the year-to-date. Commercial real estate loans totaled $2.7 billion and constituted the largest loan category. Owner occupied commercial real estate loans totaled $562 million at third quarter-end. Taken together with commercial and industrial loans, these loans measured 46% of total commercial loans and are viewed by the Bank as the primary commercial relationship related outstandings. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the related federal regulatory monitoring thresholds even though it is well margined below those thresholds. Berkshire’s total commercial real estate outstandings measured 248% of bank regulatory capital at September 30, 2017, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Total construction loans outstanding were 39% of regulatory capital for the above respective dates, compared to the 100% monitoring guideline.

Most of the Bank’s residential mortgage lending activities are for conforming loans targeted for sale in the secondary markets. These operations are further addressed in later discussion of operating results. The portfolio of held for investment mortgages increased by $90 million, or 6% annualized, in the first nine months of the year. The balance of mortgages held for sale increased seasonally by $23 million. The Bank also purchases and sells seasoned loans in conjunction with its financial institutions banking activities. The volume of these sales totaled $255 million, including some balances sold as part of a shift into shorter duration mortgage backed securities in conjunction with asset liability management.

Consumer loans increased by $60 million, or 8% annualized, in the first nine months of 2017. Auto and other loans increased at a 15% annualized rate, while home equity balances decreased at a 3% annualized rate. The Bank has an indirect auto lending team originating prime auto loans throughout its New England/New York footprint.

The First Choice acquisition was completed on December 2, 2016. The portfolio yield in 2017 reflects these additional acquired balances, along with changes in loan activity in 2017. The average loan yield increased to 4.33% in the third quarter of 2017, compared to 4.00% in the fourth quarter of 2016. In addition to the First Choice impacts, the yield change was primarily due to fed funds rate hikes by the Federal Reserve Bank in December, March, and June. These higher rates benefited the yield on Prime and LIBOR based loans. At third quarter-end, 43% of total loans contractually repriced within one year, 20% repriced in one to five years, and 37% repriced after five years. The portfolio repricing life was slightly shorter than at the start of the year due to the growth of shorter duration commercial and consumer loans.

Asset Quality: Asset quality metrics remained favorable and generally improved slightly in the first nine months of 2017. Annualized net loan charge-offs for this period were 0.20%. At period-end, non-performing assets were 0.23% of total assets, and total delinquent and non-accruing loans were 0.74% of total loans. At period-end, the total contractual balance of purchased credit impaired loans was $57 million, with a $32 million carrying value, representing a $25 million discount, which is a 44% discount from the contractual amount. Included in this amount was a $4 million accretable balance net of $3 million in accretion recorded during the year. Impaired loans increased to $52 million from $41 million. Criticized loans measured 1.3% of total assets at September 30, 2017, compared to 1.4% at the start of the year.

The loan loss allowance increased by $5 million, or 11%, to $49 million during the year-to-date. The ratio of the allowance to total loans increased to 0.71% from 0.67%, including the impact of higher growth in commercial and industrial loans, which carry a higher reserve. For business activities loans, the ratio of the allowance increased to 0.77% from 0.74% of related balances, and net charge-offs totaled $8 million for the first nine months of the year. For acquired loans, this ratio decreased to 0.39% from 0.40%, and net charge-offs totaled $2 million.

Deposits: Total deposits increased by $168 million, or 3% annualized, in the first nine months of 2017. This growth resulted from a $240 million, or 14% annualized, increase in time deposits which was partially offset by decreases in transaction and money market deposits. As interest rates have risen, some customer demand has shifted towards time deposits with higher interest rates. Additionally, some year-end 2016 commercial non-maturity balances were unusually high due to timing factors. Brokered time deposits increased by $249 million as part of the Company’s wholesale strategy to target funding durations and support the capital leverage initiative. Brokered balances also included some deposits acquired from First Choice.

The cost of deposits increased to 0.64% in the most recent quarter, compared to 0.56% in the fourth quarter of 2016, despite three rate hikes aggregating 0.75% during this interval. Berkshire has been adjusting its Mid-Atlantic deposit offerings which were historically higher cost at First Choice Bank, while pursuing its goals for retaining and growing accounts in this promising new market. The loans/deposits ratio measured 102% at September 30, 2017 and has subsequently declined due to the Commerce acquisition.

In 2017, Berkshire consolidated three branch offices and opened its first Boston office, located in the downtown financial district. With the planned move of its corporate headquarters to Boston, and with the addition of three Boston offices from Commerce, Berkshire plans to focus on deposit growth in this promising market. The Company has relocated a Hartford area office and has plans to open branches in its Hartford and Albany area markets. Berkshire continues to diversify its distribution network, including expanding its My Banker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines. The Company utilizes its virtual teller platform in its new Boston office and is deploying this technology in other strategic locations. For the 12 months ended September 30, 2017, the median deposit growth rate for Berkshire’s branches was 5%, with the highest growth in its New York and Connecticut markets. The median growth in Mid-Atlantic branches was negative due to anticipated runoff following the First Choice acquisition and the restructuring of certain uneconomic deposit products. These comparisons are based on data provided to the FDIC, including reports filed by First Choice prior to the acquisition.

Borrowings and Derivative Financial Instruments: Total borrowings increased by $175 million, or 14%, in the first nine months of 2017 to support earning asset growth. This growth was in term FHLB borrowings. The cost of borrowings was 1.65% in the most recent quarter, which was little changed from 1.63% in the fourth quarter of 2016. The interest expense reduction resulting from the termination of the cash flow hedges was offset by the impact of higher interest rates on short term borrowings and the increased use of higher costing long term advances. The overall cost of funds advanced to 0.82% from 0.73% due to the higher deposit costs.

The notional balance of derivative financial instruments increased to $2.5 billion at third quarter, compared to $2.2 billion at the start of the year. The termination of $300 million of cash flow hedges was offset by a $257 million increase in derivatives related to commercial loan interest rate swaps and a $301 million increase in derivatives related to mortgage banking. Commercial loan interest rate swap arrangements increased at a 26% annualized rate in the first nine months of 2017 due to lending activity and customer demand for interest rate protection. Mortgage banking derivatives increased seasonally by 64% due to higher lending volume compared to year-end 2016.

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

The net fair value of derivatives improved from a $3 million liability at year-end 2016 to a $5 million premium at third quarter-end. This was due to the realization of the $7 million loss on cash flow hedges and a $1.5 million increase in the fair value of mortgage derivatives related to the seasonal increase in mortgage applications in the processing pipeline.

Shareholders’ Equity: In May 2017, Berkshire completed its first public common stock offering since 2009, in the amount of $153 million (net of offering costs). This offering was for general corporate purposes and was conducted under the Company’s universal shelf registration statement with the SEC. The offering resulted in the issuance of 4.6 million shares at $34.50 per share ($32.97 per share net of costs). Also, in October, the Company completed the acquisition of Commerce Bancshares for total consideration estimated at $229 million in a stock for stock exchange. The Company issued 4.84 million common shares and 522 thousand shares of a new Series B non-voting preferred stock in this exchange, and the consideration was valued based on the $38.95 closing price of Berkshire common stock on October 13, 2017.

During the second quarter, $30 million of the stock offering proceeds were reinvested in Berkshire Bank as additional paid-in capital. The Company invested an additional $70 million of the offering proceeds into the Bank to coincide with the closing of the merger.

Berkshire’s capital metrics increased significantly in the first nine months of the year as a result of the May stock offering. Additionally, the Company’s double digit return on tangible equity during the period provided solid support for organic growth, together with a 5% increase in the quarterly shareholder dividend beginning in the first quarter. The Bank’s risk based capital ratio increased to 11.7% at the third quarter, while Berkshire’s consolidated risk based capital ratio improved to 14.3%. These ratios decreased subsequent to the third quarter-end due to the goodwill associated with the Commerce transaction but are targeted to end the year above the year-end 2016 levels, including the impacts of the merger and related transaction costs. For the year-to-date, book value per share increased by 4% to $31.78 including the impact of the stock offering issued at a net amount of $32.97 per share. Tangible book value per share increased by 14% to $21.38.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Summary: Berkshire reported third quarter net income of $22.9 million, increasing 40% year-over-year. Including new shares issued, net income per share increased by 8% to $0.57. The non-GAAP measure of adjusted earnings per share increased by 4% to $0.59. Earnings growth included the accretive benefit of mergers and restructurings as well as the benefit of increases in short term interest rates, and was net of the dilutive impact of the stock offering in May 2017. Third quarter results included the seasonal benefit of mortgage banking and SBA loan sale gains included in fee income. Income for the first nine months of the year increased by 20% to $58.1 million while earnings per share decreased by 2% to $1.54 due to elevated merger and restructuring charges in 2017. Adjusted earnings per share increased by 4% to $1.71 due to the combined accretive benefit of Berkshire’s expansion strategies.

Third quarter return on assets increased by 13 basis points to 0.95% and reflected the benefit of a higher net interest margin and growth in mortgage banking and SBA lending non-interest income. The adjusted return on assets increased by 10 basis points to 0.98%. The return on equity for this period was unchanged at 7.3% year-to-year reflecting the higher capital base from the 2017 stock offering prior to the Commerce acquisition. The non-GAAP measure of adjusted return on tangible equity had been at or above 12% in recent quarters and decreased to 11.4% in the most recent quarter due to the additional equity from the stock offering. The efficiency ratio measured 59% in the most recent quarter, compared to 57% in the same quarter of 2016, due to the lower margin of acquired mortgage banking operations. The Company estimates that the efficiency ratio of operations excluding mortgage banking improved to 55% in the most recent quarter.

Of note, most categories of revenue and expense increased year-over-year due primarily to the 2016 business combinations. Based on the pro forma analysis in the most recent Form 10-K, pro forma revenue in the first year of operations was estimated to be 33% higher as a result of these business combinations, based on the assumptions set forth in the analysis. Net income in 2017 also included the benefit of the integration of First Choice operations acquired in December 2016. This integration was completed in the first nine months of 2017, including the third quarter integration of Berkshire Home Lending mortgage operations into the First Choice Loan Services mortgage banking model.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income (or adjusted earnings) to supplement its evaluation of operating results. Adjusted net income excludes certain amounts not viewed as related to normalized operations. These adjusting items consist primarily of merger, acquisition, conversion, and restructuring expenses, together with net gains recorded on securities and the loss on termination of hedges recorded in the first quarter of 2017. Berkshire views its net merger related costs as part of the economic investment for its acquisitions. Berkshire also makes references to adjusted revenues and adjusted expenses in its discussion of operating results. Please see the non-GAAP reconciliation section of this discussion for more information about adjusted net income and other non-GAAP financial measures discussed in this report.

As a result of its growth and the Commerce acquisition, in October 2017 the Company crossed the $10 billion asset threshold for additional regulatory requirements under the Dodd Frank Act. As a result of crossing the threshold, the Company will have additional compliance costs, additional FDIC insurance premium expense, and also will forfeit a portion of its card related fee income under the Durbin Amendment. The Company has been enhancing its staff and resources with the goal of having the resources in place to meet the compliance related costs as they become effective for the Company.

Revenue: Berkshire focuses on organic revenue growth to improve market share and wallet share, to diversify its revenue drivers, and to increase earnings. The expansion in Boston and Eastern Massachusetts provides opportunities to develop and diversify revenues. Berkshire’s annualized quarterly net revenue now exceeds $400 million and fee income has increased as a contributor to total revenue. For the first nine months of 2017, Commerce reported $51 million in net revenue. The Commerce acquisition is expected to further contribute to Berkshire’s revenue growth beginning in the fourth quarter.

Net revenue increased year-over-year by 31% in the third quarter and 37% in the first nine months of 2017. Growth included the benefit of mortgage banking revenues at First Choice Loan Services. Net interest income was up 24% and 20% for the above respective periods and fee income increased 70% and 89% including the mortgage banking impact. On a per share basis, third quarter annualized net revenue increased year-over-year to $10.05 from $9.99 including the impact of the 2017 stock offering which is largely being used to support the acquisition of Commerce with its related revenues in the fourth quarter. For the first nine months, revenue per share increased to $10.78 from $9.63.

Net Interest Income: Year-over-year, net interest income increased by $14 million in the third quarter and by $35 million for the first nine months of the year. This growth resulted from an improvement in the net interest margin on top of the increase of the size of the Company, as previously discussed. The third quarter net interest margin improved year-over-year to 3.36% from 3.27%. The nine month margin improved to 3.35% from 3.30%. The improvement in the margin is primarily attributed to the 75 basis point increase in short term interest rates based on the 25 basis point hikes in the fed funds target rate in December, March, and June. The Company’s variable rate assets adjust more quickly than its liabilities. The third quarter total loan yield increased by 27 basis points year-over-year, while the cost of deposits increased by 10 basis points. The improvement in the margin reflects the Company’s positioning as asset sensitive during this period. This asset sensitivity has been supported by the low deposit beta, which indicates the slow responsiveness of deposit rates to initial increases off of the bottom in market rates. Interest rate sensitivity is further discussed in the Market Risk section of this report.

The third quarter margin improvement year-over-year included a 2 basis point increase in purchased loan accretion, which contributed a total of 14 basis points to the margin. The amount of purchased loan accretion depends primarily on the amount of recoveries on the resolution of purchased impaired loans and on changes in loan behaviors which are expected to vary from quarter to quarter. The margin has also benefited from the termination of the fixed payment interest rate swaps in February 2017 while it has been negatively impacted by the leveraged growth of the securities portfolio primarily related to the reinvestment of proceeds from the May 2017 stock offering. The third quarter net interest margin was stable compared to the prior quarter, and the Company estimates that most of the benefit from recent rate increases has been absorbed.

Non-Interest Income: The Company views fee income as a key strategic focus for achieving its marketplace and profitability objectives. Year-over-year, fee income increased by $13 million in the third quarter and by $44 million in the first nine months of the year. This growth was primarily due to higher mortgage banking income, which increased by $12 million and $38 million for the above respective periods. Mortgage banking income increased due to the acquired operations of First Choice Loan Services. Additionally, loan related income was up $1 million and

$5 million for these respective periods. This growth was primarily due to higher SBA loan sale income from the acquired 44 Business Capital operations.

Mortgage banking income is based on the value of customer interest rate lock commitments for loans which are sold to secondary market investors. This income is seasonal and variable, based on market conditions, customer behaviors, business mix, channel mix, conditions in the Company’s national mortgage markets, and weather. Originations of mortgages held for sale totaled $664 million in the third quarter, which was unchanged from the prior quarter. Interest rate lock volumes decreased due to hot weather and storms in the Company’s southwest markets, and gain on sale margins tightened. Due to the Company’s cost management model, reductions in origination expenses offset most of the revenue decline from the linked quarter. Industry revenues have decreased year-over-year due to lower refinancing demand as a result of generally higher mortgage interest rates in 2017. Loans for home purchases constituted approximately 70% of originations volume in the most recent quarter.

With the crossing of the $10 billion asset threshold, debit card payment related revenues are expected to decrease in the future based on the impacts of the Durbin amendment. The Company expects that this impact will become effective beginning in the second half of 2018, and that lost revenues will approximate $5 million per year due to this change. The Company’s goal is that the accretive benefits of the Commerce acquisition will more than offset all earnings related impacts resulting from crossing this threshold.

Non-interest income in the first quarter of 2017 included $13 million in net securities gains and $7 million in loss on termination of hedges as previously discussed. These transactions affected cash flow but did not affect net equity since the fair value adjustments were already included as components of accumulated other comprehensive income. Included in the category of “Other” is accrued income on bank owned life insurance which is more than offset by charges for the amortization of tax credit investments. This amortization generates benefit to income tax expense as discussed below. The Company also recorded a $296 thousand gain on the sale of its secured credit card operations in the most recent quarter.

Loan Loss Provision: The nine month provision for loan losses increased year-over-year by $2 million. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition. The amount of the provision exceeded net charge-offs, as the allowance has risen due to loan portfolio growth from business operations.

Non-Interest Expense: Non-interest expense increased by $17 million in the third quarter and by $67 million in the first nine months of 2017, compared to the prior year. This growth included costs related to operations acquired in 2016. For the first nine months of the year, expense growth included a $7 million increase in merger related expense. This was primarily related to the First Choice acquisition and included the costs of systems integration. The Company estimates that the total First Choice merger related costs will remain within its original $14 million after-tax estimate. The Company estimates that Commerce merger related costs will total $32 million pre-tax through the planned completion of its integration in 2018. During 2017 year-to-date, the Company recorded $7 million in restructuring and other non-ordinary costs. The $6 million of restructuring charges in the first quarter of 2017 were related to the consolidation of certain branch and operating offices, and primarily related to the termination of leases and the write-down of leasehold improvements. The Company has also recorded approximately $1 million in charges related to customer and other dispute settlements.

As previously noted, the mortgage banking operations have comparatively higher expense ratios and lower margins and those expenses are more variable from quarter to quarter, based on business volumes. Other current period expenses have benefited from restructuring charges recorded in earlier periods. The Company consolidated three branch offices in 2017, after selling two offices in the year 2016. The Company’s goal is to achieve positive operating leverage based on revenue growth and expense disciplines. The expense categories with the highest year-over-year third quarter increase included compensation and marketing. These reflected the expense structure of the acquired mortgage banking operations. Full time equivalent staff totaled 1,788 positions at the end of the third quarter compared to 1,731 at the start of the year, reflecting current year growth and infrastructure investment, including risk and compliance staff related to the increased regulatory burden in crossing the $10 billion asset threshold. The Company has absorbed most of the increased costs related to this crossing, although some additional staff expense and FDIC insurance expense increases are expected as new regulations become effective.

Income Tax Expense: The nine month effective tax rate was 28% in the first nine months of both 2017 and 2016. The tax rate changes from quarter-to-quarter were due to changes in merger and restructuring charges, as well as due to normal fluctuations in the benefits from tax credit investments. The third quarter tax rate was 24% in 2017 and 30% in 2016 due to these tax credit changes. The timing of these tax credit investments is based on the construction schedules of the supported community development projects and is largely offset by charges to non-interest income as previously discussed. The third quarter benefit to earnings per share was $0.01 in both years. The $13 million of securities gains recorded in 2017 will be available to offset projected 2020 capital losses from the planned sale of a tax credit investment. Federal law allows for net capital losses to be carried back, up to three years, to recover prior taxes paid on net capital gains realized in the carry-back period. The Company is monitoring its tax strategies and evaluating potential impacts of proposed federal income tax reforms.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income. In 2017, other comprehensive income was a comparatively low $0.9 million in the third quarter and $1.4 million for the first nine months of the year. For the year-to-date, the impact of the realization of gains on the sale of equity securities was partially offset by the realization of the derivatives loss when the hedges were terminated. For the first nine months of 2016, other comprehensive income of $12 million resulted from the impact of lower long term interest rates, increasing the unrealized securities gain and decreasing the unrealized loss on derivative hedges.

Commerce Acquisition: The notes to the financial statements describe the subsequent event of the acquisition of Commerce Bancshares and its subsidiary, Commerce Bank, on October 13, 2017. This is Berkshire’s largest acquisition to date, as measured by total assets acquired, and was further described in the Form S-4 Registration Statement, as amended, which was previously filed with the SEC by the Company. At announcement of the transaction, the Company’s objective (including $100 million of the common stock offering proceeds) was that this acquisition would be accretive to earnings per share after integration and that tangible book value dilution would be repaid from the integrated acquired operations in the near term. This objective was based on a target of approximately $8 million in cost saves, equivalent to 20% of the Commerce expense base. The Company planned on one-time transaction related charges totaling $32 million pre-tax.

Liquidity and Cash Flows: Berkshire manages its liquidity and cash flows with the goal to support growth and to meet expected as well as stressed cash needs for the foreseeable future. During the first nine months of 2017, the $604 million increase in total assets was primarily funded by a $249 million increase in brokered time deposits, a $175 million increase in borrowings, and the $153 million common stock offering. The loans/deposits ratio increased from 99% to 102%. This ratio had decreased from 106% at midyear 2016 as a result of the excess deposits acquired with the First Choice merger in December 2016. The bank is taking advantage of its recent upgrades in internal systems to analyze and monitor assets which can be used as additional collateral with the Federal Reserve Bank and the Federal Home Loan Bank in order to further supplement its liquidity resources. At September 30, 2017, the Bank had $766 million in borrowing availability with the FHLBB, which was a 37% increase from $559 million at the start of the year.

Berkshire generally plans that over the medium term, deposit growth will be the primary source of funds and loan growth will be the primary use of funds. The Bank is diversifying its deposit sources including institutional and wholesale sources as part of the expansion of its liquidity management program and to provide additional options for managing its funds costs and asset liability objectives. In select cases, the Bank provides insured brokered reciprocal money market deposits to large institutional accounts to supplement its deposit insurance protection. FHLB borrowings continue to be a significant source of liquidity for daily operations and borrowings targeted for specific asset/liability purposes. The Company’s mortgage banking operations have extensive secondary market hedging and investor counterparties which are necessary to support these business models. The Company’s financial institutions banking function is building a network of regional counterparties for wholesale transactions related to the purchase and sale of loans. The Company’s commercial banking and specialty lending units have national and regional counterparty banks for loan participations and syndications, and the Bank is designated as an SBA preferred lender to support its small business lending activities. The Bank regularly purchases and sells seasoned loans as part of its overall balance sheet management strategies. With the First Choice merger, the Bank acquired excess deposits which have supported its overall growth. The Commerce acquisition provided additional deposit funding, bringing the initial combined loan/deposit ratio below 100%. With this acquisition, Berkshire also anticipates that it may hold more short term investments due to the liquidity requirements of the Commerce payroll deposit service bureau program, which can vary daily by more than $100 million due to the fluctuations in payroll volumes.

Berkshire raised $153 million in cash proceeds from the May 2017 stock offering. The Company invested $30 million of these proceeds into additional paid-in capital in the Bank, and the balance remained with the holding company in deposit accounts with the Bank. The holding company invested another $70 million into additional paid-in capital of the Bank to support the completion of the merger on October 13. The remaining $53 million in proceeds are expected to be available for general corporate purposes, including additional investments in the Bank to support further organic growth. At September 30, 2017, the cash balances held by the holding company totaled $164 million. The holding company has maintained a $15 million unsecured line of credit which was unused at September. This line was recently renewed at a reduced amount of $5 million due to the excess liquidity currently held by the holding company. The primary long run routine sources of funds for the Parent are expected to be dividends from Berkshire Bank and Berkshire Insurance Group. The Bank paid $28 million in dividends to the Parent during the first nine months of the year. The Parent uses cash for dividends, debt service, and holding company operating expenses. Based on its charter, it also makes targeted purchase and sales of equity securities to support the overall consolidated investment plan. Additionally, the Parent sometimes uses cash as an element of merger consideration and sometimes acquires cash as a source of funds as a result of business combinations. The Parent's goal is to maintain access to additional sources of senior or subordinated debt at the holding company as an additional source of liquidity to support is initiatives.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K.

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

In 2017, the Company placed $153 million of common stock in a public offering under its SEC universal shelf registration. This was its largest follow-on public stock offering to date and the first since 2009. Additionally, the Company issued common and preferred stock as consideration for the Commerce acquisition in an amount valued at $229 million based on market conditions at the time of the merger. This issuance has been registered with the SEC and is based on a stock for stock exchange that is the largest amount for a merger-related stock offering in the Company’s history. The preferred stock is non-voting and is convertible to common under limited conditions and was valued at $41 million as of the merger date.

The Company’s capital metrics became elevated following the stock offering and are expected to decrease as a result of the merger completion. The Company provided a pro forma analysis of capital changes related to the merger in a Form S-4 filed with the SEC. The Company continues to target maintaining a well-capitalized status with appropriate buffers and a ratio of tangible equity to tangible assets generally in the range of 7-8% over the medium term. The Company’s recent history has also demonstrated regular increases in shareholder dividends based on growing earnings and a double digit return on tangible equity that supports growth of both the balance sheet and the return of capital to shareholders.

The Commerce acquisition has resulted in the Company crossing the $10 billion asset threshold under Dodd-Frank, which includes more rigorous capital modeling and stress testing. The Company has been enhancing its capital management function in recent years in anticipation of this cross. It currently conducts informal stress test analysis and expects to meet all regulatory requirements related to crossing over $10 billion in assets.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. With the Commerce acquisition, the Company has assumed the arrangements and obligations of Commerce, which are generally similar in nature to those of the Company. Commerce also has a payroll payment processing business which processes ACH transactions for payroll service bureaus. The Company also estimates that there will be $32 million in transaction costs related to the Commerce acquisition, most of which have not yet been reflected in the Company’s operations or financial records. The Company has additionally entered into a lease for its new Boston headquarters space and is committing to certain staff expansions and business expenditures related to that initiative.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this quarter-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At September 30, 2017, the premium value of the loan portfolio was $32 million, or 0.5% of the carrying value, compared to $27 million, or 0.4% of carrying value at year-end 2016. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market based inputs.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first nine months of 2017.
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

There were no significant changes in the sensitivity of net interest income at September 30, 2017, compared to the start of the year. The contribution to asset sensitivity of the stock raise, the general shortening of the loan and securities portfolio durations, and the lengthening of some wholesale fund maturities offset the liability sensitivity introduced by the termination of the cash flow hedges and the decrease in demand deposits. The asset sensitivity modeled according to the forward curve is less than the asset sensitivity under an assumption of a 200 basis point parallel ramped increase. These asset sensitivities are based on a comparison to a flat rate environment, which continues to indicate additional margin pressure if rates don’t change due to ongoing asset yield compression, together with some lagged impact on funding costs from recent interest rate increases. The Company believes that in the short run, net income should respond positively to the full volume and margin impacts of the combined aspects of business operations under the scenario of the forward curve, including fee income from mortgage banking, SBA lending, and commercial interest rate swap income. The Company believes that the Commerce balance sheet is asset sensitive and that the overall sensitivity of its net interest income and net income will be neutral or slightly positive taking into consideration the impact of the Commerce acquisition.

The Company estimated its equity at risk as liability sensitive in the approximate amount of 8% at mid-year 2017 in the event of a 200 basis point upward shock, compared to 4% at the start of the year. This change was primarily due to a change in the modeling of the deposit decay timing, with no change in modeled deposit average lives. This change was facilitated by recent systems enhancements. This sensitivity is expected to have decreased with the Commerce combination.

The Company continues to monitor and evaluate strategic positioning to best manage its income and equity value in the event of continued prolonged yield curve flattening. A key sensitivity of the Company’s interest rate risk analysis is the behavior of deposit costs as short term rates increase. Through the first nine months of the year, this sensitivity has been within the expectations of the Company’s modeling and the Company continues to monitor this closely and to watch for any inflection points that might surface and increase the deposit beta in the event of additional future interest rate hikes.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s business. As of September 30, 2017, other than the items noted below, neither the Company, nor its subsidiaries, is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company.

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

Goodwill incurred in the merger of Commerce Bancshares with and into the Company may negatively affect the Company's financial condition.
The Company expects to record goodwill in the Commerce acquisition. Goodwill is evaluated for impairment at least annually. A failure to realize expected benefits of the merger could adversely impact the carrying value of the goodwill recognized in the merger, and in turn negatively affect the Company's financial condition. The Commerce goodwill may be significantly affected by the value of its taxi medallion loan portfolio. Uncertainties related to the value of this portfolio and the collection of these loans may negatively affect the Company’s financial condition.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Commerce who are expected to be retained by the Company. The Company may not be successful in retaining these employees for the time period necessary to successfully integrate Commerce’s operations with those of the Company. The diversion of management's attention and any delay or difficulty encountered in connection with the merger and the integration of the two companies' operations could have an adverse effect on the business and results of operation of the Company following the merger. The success of the merger will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from combining the business of Commerce with and into the Company. If the Company is unable to successfully integrate Commerce the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earning and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause the Company not to realize expected benefits. Commerce has operated a payroll services business for payroll service bureau customers, which is a new line of business for the Company. Many of the Company’s payroll services customers are highly dependent on its ability to process, on a daily basis, a large number of transactions. The Company relies heavily on its payroll, financial, accounting and other data processing systems. Failure to integrate or operate these systems could result in financial loss, a disruption of customers, liability to clients, regulatory intervention or damage to the Company’s reputation.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the nine months ended September 30, 2017 and September 30, 2016, the Company transferred 8,038 and 8,014 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2017:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2017	—	$—	—	500,000
August 1-31, 2017	—	—	—	500,000
September 1-30, 2017	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of September 30, 2017, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc.
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2017	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: November 9, 2017	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer