Form 10-K
period 2017-12-31
BERKSHIRE HILLS BANCORP INC
filed 2018-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-15781
BERKSHIRE HILLS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 State Street, Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 773-5601, ext. 133773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.4 billion, based upon the closing price of $35.15 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 23, 2018 was 45,369,422.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

GENERAL
Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is headquartered in Boston, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc.

The Bank profiles itself as follows:

Largest Regional Bank Headquartered in Massachusetts

- Assets: $11.6 billion
- Regional/National Footprint
  - Boston Headquarters
  - 113 Branches in New England, New York, New Jersey and Pennsylvania
  - National Lending Operations
- AMEB Culture
- Acquisition Expertise
  - 9 whole banks
  - 10 specialty businesses
- Market Capitalization: $1.7B
- Dividend Yield: 2.3%
- NYSE: BHLB

Rochester
Rome
Syracuse
Utica
NY
VT
NH
Manchester
Albany
Pittsfield
MA
Worcester
Boston
Springfield
Hartford
RI
CT
NJ
PA
Princeton
Philedelphia
NJ

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.” At year-end 2017, Berkshire’s closing stock price was $36.60 and there were 45.290 million shares outstanding. Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities. The Company seeks to distinguish itself based on the following attributes:
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

The Bank operates under the brand of America’s Most Exciting Bank® providing an engaging and innovative customer experience driven by its AMEB culture which is:

The Bank has 113 full-service banking offices in its New England, New York, and Mid-Atlantic footprint. The Bank also owns mortgage banking and specialty equipment finance subsidiaries which serve markets nationwide. Additionally, it is a leading provider of SBA loan solutions in targeted markets. The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail and commercial customers in its market areas. Its business goal is to expand and deepen market share and wallet share through organic growth and acquisition strategies.

The Bank serves the following regions shown below:

•
Greater Boston, where the Company has relocated its headquarters in a prominent downtown Boston financial district location. This region includes 19 branch offices and several lending offices. The Company expanded in this region with its acquisition of Commerce Bancshares Corp. (“Commerce”) in October 2017. Berkshire’s asset based lending operations and the headquarters of its Firestone Financial subsidiary are located in this region. Greater Boston is the largest economic area in New England. The Greater Boston combined statistical area, including Worcester, is the sixth largest in the country. Boston is viewed as a leading commercial real estate market nationally, including foreign demand for investment real estate. Major local industries include biotechnology, technology, education, healthcare, trade, and financial service. The Boston MSA 2016 GDP was $423 billion and the Worcester 2016 MSA GDP was $42 billion.

•
Western New England, with 23 branches, includes the Company’s traditional Berkshire County market, where it has a leading market share in many of its product lines. This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains. This region is within commuting range of both Albany, N.Y., and Springfield, Mass., and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City. The Pittsfield 2016 MSA GDP totaled $6 billion.

•
New York, with 39 branches serving the Albany Capital District and Central New York. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. The Company’s Central New York area includes operations in the Rome/Utica MSA and in the Syracuse MSA. These are markets along Interstate 90 with longstanding local industries and expansion influences from the Albany Capital District. The Albany/Schenectady 2016 MSA GDP was $52 billion, and the Rome/Utica/Syracuse total 2016 MSA GDP was $38 billion.

•
Hartford/Springfield, with 24 branches serving the market along the Connecticut River in this region, which is the second largest economic area in New England. This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England, and Interstate 90, which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is a major airport serving central New England. Major local industries include insurance, defense manufacturing, education, and assembly/distribution. The Springfield area is receiving major commercial investment including the first Massachusetts casino/entertainment complex. The Hartford/Springfield combined 2016 MSA GDP was $114 billion.

•
Mid-Atlantic, with 8 branches and mortgage banking and SBA lending operations. Berkshire established its presence in this region in 2016 with its acquisition of First Choice Bank (“First Choice”) located in the Princeton, New Jersey area and its acquisition of the business assets and operations of 44 Business Capital, LLC ("44 Business Capital"), located in the greater Philadelphia area. Major local industries include bio-science, financial services, trade, iron, steel and rubber. The Philadelphia MSA 2016 GDP was $431 billion, while the Trenton 2016 MSA GDP was $27 billion.

Shown below is information about total loans and deposits within the Company’s banking footprint, by region, as of year-end 2017 (wholesale deposit and loan balances are excluded).

Loans & Deposits (in billions)
Loans
Deposits
$2.5
$2.0
$1.6
$1.6
$2.0
$1.8
$1.6
$1.5
$0.4
$0.7
Greater Boston
Western New England
New York
Hartford / Springfield
Mid-Atlantic

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

LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are generally originated for sale on a servicing released basis. Additionally, the Bank also originates SBA 7A loans for sale to investors. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets, including selected national banks.

The Bank changed its charter several years ago from a savings bank to a trust company, which is the common charter for Massachusetts chartered commercial banks. The majority of the Bank’s held for investment loans are commercial loans. The Company’s strategy is to be a leading regional bank commercial banking provider in its regional markets, and to develop commercial market share and wallet share across its commercial banking product areas. The Company’s recent expansion into more urban markets is targeted to facilitate further development of this strategy. The Company also is building its specialized commercial business lines which have higher margins and provide for revenue diversification and geographic expansion into other national markets. The Bank has focused on team recruitments to establish its market prominence and deliver revenue synergies in new markets entered by acquisition.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 6 - Loans of the Consolidated Financial Statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial real estate	$3,264	39%	$2,617	40%	$2,060	36%	$1,612	35%	$1,417	34%
Commercial and industrial loans	1,804	22	1,062	16	1,048	18	804	17	687	16
Total commercial loans	5,068	61	3,679	56	3,108	54	2,416	52	2,104	50
Residential mortgages	2,103	25	1,893	29	1,815	32	1,496	32	1,384	33
Consumer	1,128	14	978	15	802	14	768	16	692	17
Total loans	$8,299	100%	$6,550	100%	$5,725	100%	$4,680	100%	$4,180	100%

Allowance for loan losses	(52)		(44)		(39)		(35)		(33)
Net loans	$8,247		$6,506		$5,686		$4,645		$4,147

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. The portfolio includes commercial 1-4 family and multifamily properties. The Bank’s expansion in Greater Boston may involve increased lending to finance new types of properties and reliance on more expensive property values compared to its traditional markets. Loans may generally be made with amortizations of up to 25 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial real estate loans are originated with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations with regional and national banks and purchases and sells commercial loans. The Bank views its owner-occupied commercial real estate loans together with its commercial and industrial loans as constituting the primary relationship based component of its commercial lending activities.

Commercial real estate loans are among the largest of the Bank’s loans, and may have higher credit risk and lending spreads. Because repayment is often dependent on the successful operation or management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to manage these risks through its underwriting disciplines and portfolio management processes. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times based on stabilized cash flows of leases in place, with some exceptions for national credit tenants. For variable rate loans, the Bank underwrites debt service coverage to interest rate shocks of 300 basis points or higher based on a minimum of 1.0 times coverage and it uses loan maturities to manage risk based on the lease base and interest sensitivity. Loans at origination may be made up to 80% of appraised value based on property type and risk, with sublimits of 75% or less for designated specialty property types. Generally, commercial real estate loans are supported by full or partial personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

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

The Bank originates construction loans to developers and commercial borrowers in and around its markets. The maximum loan to value limits for construction loans follow FDIC supervisory limits, up to a maximum of 85 percent. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 50 percent loan to value on raw land. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

Commercial and Industrial Loans. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and can be committed or are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk. The Company considers these loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities.

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York. In 2017, this group expanded into the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans. At year-end 2017, asset based loans outstanding totaled $306 million.

In 2016, the Bank created the new Specialty Lending Group to oversee its equipment lending, SBA lending, and small business lending activities. The specialty equipment lending operation is conducted by Firestone Financial Corp. ("Firestone"), which was acquired in 2015. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries. These loans function similarly to the Bank’s commercial and industrial portfolio. However, some credits have payment schedules tailored to the meet the needs of the seasonality of these borrowers’ businesses. These loans generally have higher interest rates than the Bank's other commercial loans, reflecting the niche expertise required in servicing these industries. Firestone’s loans outstanding totaled $227 million at year-end 2017.

In 2016, Berkshire acquired 44 Business Capital, a dedicated SBA 7(A) program lending team based in the Philadelphia area. This team originates loans primarily in the Mid-Atlantic area. This team sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans, which are pari-passu with the SBA for loan repayment. Some of the SBA’s underwriting parameters are outside of the Bank’s normal commercial lending standards. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue, and it is targeting to further expand these operations to other markets, as well as increasing SBA product penetration to the market served by Firestone. Berkshire also originates SBA loans in its regional markets. The SBA’s annual report of SBA originators for the year-ended September 30, 2017 ranked Berkshire 17th in the nation by number of loans and 32nd by dollar amount of loans. Berkshire has the top SBA ranking in several of its regional markets.

Residential Mortgages. Through its mortgage banking operations, the Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. The majority of loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “A” or “A-” and referred to as “conforming loans”. The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans and are often held in portfolio. The Bank does not offer subprime mortgage lending programs. The Bank buys and sells seasoned mortgages primarily with smaller financial institutions operating in its markets.

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

The Bank does not offer interest-only or negative amortization mortgage loans. At year-end 2017, the Bank’s mortgage portfolio repricing within five years totaled $494 million. Adjustable rate mortgage loan interest rates may rise as interest rates rise, thereby increasing the potential for default. The Bank also originates construction loans which generally provide 15-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

Most of the Bank’s mortgages are originated by commissioned mortgage lenders. With the First Choice Bank acquisition in December 2016, the Company acquired First Choice Loan Services Inc. ("First Choice Loan Services"), which now operates its mortgage banking business as a subsidiary of Berkshire Bank. This operation has a team of more than 400 members originating mortgages in targeted markets in nine states, with headquarters in East Brunswick, N.J. With First Choice Loan Services, Berkshire is now one of the top 50 bank originators of mortgages in the U.S. First Choice Loan Services originates directly through its originators as well as online including a mortgage marketing partnership with Costco.

Berkshire’s mortgage banking operations are its largest source of non-interest income. The Company targets to earn a pre-tax margin of approximately 0.30% on its origination volume. The portfolio of mortgages held for sale is a high yielding short term asset. The Bank’s portfolio of mortgages held for investment is a significant source of interest income to the bank. Mortgage operations require significant interest rate risk management both for the interest rate lock derivative financial instruments and for the long term assets held in portfolio. Mortgage banking also requires flexible and scalable operations due to the volatility of mortgage demand over time. Investor management is integral to maintaining the secondary market support that is required for these operations. The management of commissioned originations staff across national markets in this highly regulated business line requires strong controls and compliance management.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity is indirect auto lending. In the second half of 2015, the Bank recruited new leadership to expand this activity from its Central New York base to other parts of Berkshire’s footprint. The Bank provides prime auto loans to finance new and used autos and is evaluating secondary marketing to further support this activity. At year-end 2017, outstanding auto and other loans totaled $718 million. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. At year-end 2017, home equity loans totaled $410 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2017. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2 - Loan Contractual Maturity - Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total
Construction real estate loans:
Commercial	$59,909	$206,427	$—	$266,336
Residential	2,717	124	2,569	5,410
Commercial and industrial loans	307,577	918,136	578,226	1,803,939
Total	$370,203	$1,124,687	$580,795	$2,075,685

For the $1.7 billion of loans above which mature in more than one year, $0.5 billion of these loans are fixed-rate and $1.2 billion are variable rate.

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

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management and Capital Committee and Management, under the leadership of the Chief Risk Officer. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management and Capital Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial loan approvals in accordance with these standards and procedures. Generally, pass rated secured commercial loans can be approved jointly up to $7 million by the regional lending manager and regional credit officer. Loans up to $15 million can be approved with the additional signature of the Chief Credit Officer. Loans in excess of this amount, and designated lower rated loans are approved by the Executive Loan Committee. These limits were expanded in 2016. The Bank tracks loan underwriting exceptions and exception reports are actively monitored by executive lending management.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance. Additionally, the Bank employs commissioned residential mortgage originators. Commercial lenders receive salaries and are eligible for bonuses based on individual and overall performance. The Bank purchases whole loans and participations in loans from banks headquartered in its market and from outside of its market. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable agreement. The Bank routinely sells newly originated, fixed-rate residential mortgages in the secondary market. Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors. The Bank also sells residential mortgages and commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval; some commercial commitments are made for longer terms. The Company also monitors pipelines of loan applications and has processes for issuing letters of interest for commercial loans and pre-approvals for residential mortgages, all of which are generally conditional on completion of underwriting prior to the issuance of formal commitments.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management and Capital Committee. The Bank also actively monitors its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. At year-end 2017, non-owner occupied commercial real estate totaled 270% of Bank risk based capital and outstanding construction loans were 40% of Bank risk based capital. The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

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

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2017, if non-accruing loans had been current according to their original terms, amounted to $1.2 million. Included in the amount is $181 thousand related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in 2017 was $0.7 million. Included in this amount is $362 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $1.6 million for 2017. The total carrying value of troubled debt restructurings was $42.0 million at year-end.

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

Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2017	2016	2015	2014	2013
Non-accruing loans:
Commercial real estate	$7,267	$5,883	$4,882	$12,878	$13,739
Commercial and industrial loans	7,311	7,523	8,259	1,705	2,355
Residential mortgages	2,883	3,795	3,966	3,908	7,868
Consumer	5,438	5,039	3,768	3,214	3,493
Total non-performing loans	22,899	22,240	20,875	21,705	27,455
Real estate owned	—	151	1,725	2,049	2,758
Repossessed assets	1,147	—	—	—	—
Total non-performing assets	$24,046	$22,391	$22,600	$23,754	$30,213

Troubled debt restructurings (accruing)	$36,172	$28,241	$12,497	$12,612	$8,344
Accruing loans 90+ days past due	$16,480	$9,863	$5,229	$4,568	$9,223

Total non-performing loans/total loans	0.28%	0.34%	0.36%	0.46%	0.66%
Total non-performing assets/total assets	0.21%	0.24%	0.29%	0.37%	0.53%

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

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent incurred losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations. These loans are carried at fair value, including the impact of expected losses, as of the acquisition date. An allowance on such loans is established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.  The loan loss allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$43,998	$39,308	$35,662	$33,323	$33,208
Charged-off loans:
Commercial real estate	4,646	3,104	7,546	5,684	5,026
Commercial and industrial loans	4,217	5,715	3,110	3,010	2,917
Residential mortgages	1,603	2,865	1,857	2,596	2,426
Consumer	4,118	2,342	2,175	2,563	2,467
Total charged-off loans	14,584	14,026	14,688	13,853	12,836
Recoveries on charged-off loans:
Commercial real estate	235	303	582	270	549
Commercial and industrial loans	424	389	458	228	211
Residential mortgages	313	304	205	365	399
Consumer	423	358	363	361	414
Total recoveries	1,395	1,354	1,608	1,224	1,573
Net loans charged-off	13,189	12,672	13,080	12,629	11,263
Provision for loan losses	21,025	17,362	16,726	14,968	11,378
Balance at end of year	$51,834	$43,998	$39,308	$35,662	$33,323

Ratios:
Net charge-offs/average loans	0.19%	0.21%	0.25%	0.29%	0.29%
Recoveries/charged-off loans	9.57	9.65	10.95	8.84	12.25
Net loans charged-off/allowance for loan losses	25.44	28.80	33.28	35.41	33.80
Allowance for loan losses/total loans	0.62	0.67	0.69	0.76	0.80
Allowance for loan losses/non-accruing loans	226.36	197.83	188.30	164.30	121.37

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category (as of year-end)

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Commercial real estate	$20,699	0.63%	$18,801	0.72%	$16,494	0.80%	$15,539	0.96%	$16,112	1.13%
Commercial and industrial loans	14,975	0.83%	10,611	1.00%	8,715	0.83%	6,322	0.79%	5,770	0.85%
Residential mortgages	10,018	0.48%	8,571	0.45%	8,589	0.47%	7,480	0.50%	7,562	0.55%
Consumer	6,142	0.54%	6,015	0.61%	5,510	0.69%	6,321	0.82%	3,879	0.56%

Total	$51,834	0.62%	$43,998	0.67%	$39,308	0.69%	$35,662	0.76%	$33,323	0.80%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss (as of year-end)

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,699	39.33%	$18,801	39.95%	$16,494	41.96%	$15,539	34.43%	$16,112	41.26%
Commercial and industrial loans	14,975	21.74%	10,611	16.22%	8,715	22.10%	6,322	17.19%	5,770	9.08%
Residential mortgages	10,018	25.34%	8,571	28.90%	8,589	21.91%	7,480	31.97%	7,562	33.11%
Consumer	6,142	13.59%	6,015	14.93%	5,510	14.03%	6,321	16.41%	3,879	16.55%

Total	$51,834	100.00%	$43,998	100.00%	$39,308	100.00%	$35,662	100.00%	$33,323	100.00%

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2017. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issuers and in community reinvestment projects.  The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers. Historically, the Company acquired equity securities in the Bank, which was allowed under its savings bank charter. As a result of the Bank's charter change in 2014, equity security purchases after that date have been conducted at the holding company level. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates investment securities as available for sale, but sometimes designates longer-duration municipal securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates. Based on a new accounting pronouncement effective in 2018, unrealized gains and losses on equity securities available for sale will be recorded to current period income, rather than to equity. The Company is assessing its portfolio strategies in the context of this accounting change.
The following tables present the year-end amortized cost and fair value of the Company’s securities, by type of security, for the three years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$113,427	$118,233	$117,910	$119,816	$99,922	$104,561
Mortgage-backed securities	1,142,656	1,130,403	948,661	945,129	960,907	959,865
Other bonds and obligations	131,167	132,278	78,877	79,051	57,742	56,064
Marketable equity securities	36,483	45,185	47,858	65,541	30,522	33,967
Total securities available for sale	$1,423,733	$1,426,099	$1,193,306	$1,209,537	$1,149,093	$1,154,457

Securities held to maturity
Municipal bonds and obligations	$270,310	$278,895	$203,463	$204,986	$94,642	$97,967
Mortgage-backed securities	92,115	92,242	95,302	95,495	68	71
Tax advantaged economic development bonds	34,357	33,818	35,278	36,874	36,613	38,537
Other bonds and obligations	321	321	325	325	329	329
Total securities held to maturity	$397,103	$405,276	$334,368	$337,680	$131,652	$136,904

Trading account security	$10,755	$12,277	$11,387	$13,229	$11,984	$14,189
Restricted equity securities	$63,085	$63,085	$71,112	$71,112	$71,018	$71,018

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries, other Government agencies and corporations	$1,271,254	$1,267,830	$1,091,821	$1,106,165	$991,497	$993,903
Municipal bonds and obligations	428,849	443,223	368,038	374,905	243,161	255,254
Other bonds and obligations	194,573	195,684	150,314	150,488	129,089	127,411

Total Securities	$1,894,676	$1,906,737	$1,610,173	$1,631,558	$1,363,747	$1,376,568

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security and restricted equity securities.

The following table summarizes year-end 2017 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$1.6	3.6%	$28.7	3.8%	$26.4	4.8%	$327.0	5.0%	$383.7	4.9%
Mortgage-backed securities	0.1	3.0%	4.1	2.4%	45.8	2.3%	1,184.6	2.5%	1,234.6	2.5%
Other bonds and obligations	0.3	4.7%	29.8	5.0%	57.6	5.4%	78.4	3.5%	166.1	4.4%
Total	$2.0	3.7%	$62.6	4.3%	$129.8	4.2%	$1,590.0	3.1%	$1,784.4	3.2%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits -- checking and NOW accounts -- for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank offers targeted online deposit account opening capabilities for personal accounts. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial depositors and a fee income source to the bank. With the Commerce acquisition, the Bank acquired a commercial payment processing business that serves regional and national payroll service bureau customers. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets. Near year-end, the Company recruited experienced senior officers to enhance its offerings and market development for government banking and international services, which are expected to support further development of commercial deposit sources.

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

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2017			2016			2015
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$1,296.4	18%	—%	$1,081.0	19%	—%	$972.6	19%	—%
NOW	591.0	8	0.3	487.8	8	0.1	462.9	9	0.2
Money market	1,935.8	27	0.6	1,470.3	26	0.5	1,444.1	28	0.4
Savings	680.1	10	0.1	610.8	11	0.1	582.4	11	0.2
Time	2,581.1	37	1.2	2,094.8	36	1.1	1,684.8	33	0.9
Total	$7,084.4	100%	0.6%	$5,744.7	100%	0.5%	$5,146.8	100%	0.5%

At year-end 2017, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$656,814	1.10%
Over 3 months through 6 months	350,824	1.31
Over 6 months through 12 months	395,429	1.39
Over 12 months	753,353	1.72
Total	$2,156,420	1.40%

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

The Company has a $15 million trust preferred obligation outstanding as well as $74 million in senior subordinated notes. The Company’s common stock is listed on the New York Stock Exchange. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. The Company maintains a universal shelf registration with the SEC to facilitate future potential capital issuances.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Company backs these swaps with offsetting swaps with national bank counterparties. With other lending institutions, the Company engages in risk participation agreements. These arrangements are structured similarly to its swaps with commercial borrowers, but a different bank is the lead underwriter. The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default. These swaps are designated as economic hedges. Based on changes in federal regulation, interest rate swaps that meet certain criteria to be viewed as conforming are required to be cleared through exchanges beginning when the $10 billion threshold is crossed. The Bank has designated a national financial institution as its clearing agent.

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

The Company sometimes uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, all of which have been designated as cash flow hedges. The Company terminated its outstanding cash flow hedges in the first quarter of 2017. The Company evaluates these hedges as part of its overall interest rate risk management. The Company also expects to begin offering forward foreign exchange derivatives to its commercial markets as part of its expanded international banking services. The Company expects to back these forwards with offsetting forwards with national bank counterparties. This activity would be targeted to support routine commercial needs of customers engaged in international trading activities and would only be offered for bank approved currencies and durations.

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Group’s principal operations are in Western New England and it is expanding services in the Company’s other regions. In 2016, the Bank purchased the business assets and operations of Ronald N. Lazzaro, P.C., a provider of financial advisory services in Rutland, Vermont. At year-end 2017, assets under management totaled $1.5 billion, including $1.0 billion in the Bank’s traditional wealth/trust platform and the remainder is managed through its investment services and financial advisory teams. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation.

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

PERSONNEL
At year-end 2017, the Company had 1,992 full time equivalent employee positions -- an increase of 261 since the end of 2016, including positions added through the Commerce business combination and the impact of the First Choice integration in 2017. Commerce reported FTE staff of 226 positions shortly before the merger date. Berkshire continues to develop it’s staffing, including staff for new branches and hires related to team development. The Company has also developed staff with targeted skills to deepen the Company’s infrastructure. The Company’s employees are not represented by a collective bargaining unit.

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

REGULATION AND SUPERVISION
The Company is a Delaware corporation and a bank holding company that has elected financial holding company status within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, supervised by and required to comply with the rules and regulations of the Federal Reserve Board. The Federal Reserve Board requires the Company to file various reports and also conducts examinations of the Company. The Company must receive the approval of the Federal Reserve Board to engage in certain transactions, such as acquisitions of additional banks and savings associations.

The Bank is a Massachusetts-chartered trust company and its deposits are insured up to applicable limits by the FDIC. The Bank was previously a Massachusetts-chartered savings bank and converted to a Massachusetts-chartered trust company in July 2014. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. The Commissioner and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the Massachusetts legislature, the FDIC, the Federal Reserve Board, or Congress, could have a material adverse impact on the Company, the Bank, and their operations.

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

Certain regulatory requirements applicable to the Company, including certain changes made by the Dodd-Frank Act, are referred to below. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Banking Laws and Supervision
General. As a Massachusetts-chartered depository institution, the Bank is subject to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Commissioner is required for a Massachusetts-chartered institution to establish or close branches, merge with other financial institutions, issue stock, and undertake certain other activities.

Massachusetts law and regulations generally allow Massachusetts institutions to engage in activities permissible for federally chartered banks or banks chartered by another state. There is a 30-day notice procedure to the Commissioner in order to engage in such activities.  Massachusetts law also authorized Massachusetts institutions to engage in activities determined to be “financial in nature,” or incidental or complementary to such a financial activity, subject to a 30-day notice to the Commissioner.

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, of the preceding two years.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to an institution may not exceed 20.0% of the total of the institution’s capital, which is defined under Massachusetts law as the sum of the institution’s capital stock, surplus account and undivided profits.

Investment Activities. In general, Massachusetts-chartered institutions may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered institutions may also invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Commissioner that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law, which generally limit the activities and equity investments of state banks to those permitted for national banks.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. During the 2017 calendar year, the capital conservation buffer was 1.275%. The buffer increased to 1.875% on January 1, 2018.

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

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For this purpose, the law establishes three categories of capital deficient institutions:  undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC regulations implementing the prompt corrective action law were amended to incorporate the previously discussed increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such plans must be guaranteed by its holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed “undercapitalized” or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2017, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

Transactions with Affiliates and Loans to Insiders. Transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of an institution and any companies which are controlled by the holding company are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions,” such as loans, with any one affiliate to 10% of such institution’s capital stock and surplus. There is also an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B requires that transactions with affiliates be on terms that are no less favorable to the institution or its subsidiary as similar transactions with non-affiliates.

Federal law also restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the institution’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers. Massachusetts law previously had a separate law regarding insider transactions but that law was amended in 2015 to generally incorporate the federal restrictions.

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund with institutions deemed less risky pay lower FDIC assessments. Effective July 1, 2016, assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) was reduced to 1.5 basis points to 30 basis points for institutions of less than $10 billion in total assets, also effective July 1, 2016. The Dodd-Frank Act required that banks of greater than $10 billion in assets bear the burden of raising the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. Such institutions are now subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied.

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund. For the quarter ended December 31, 2017, the Financing Corporation assessment amounted to 0.54 basis points of total assets less Tier 1 capital.

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

Enforcement
The FDIC has primary federal enforcement responsibility over state chartered banks that are not members of Federal Reserve System, which includes the Bank. The FDIC has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances. Potential civil money penalties cover a wide range of violations and actions, and range up to $25 thousand per day or, in extreme cases, as high as $1.0 million per day.

Holding Company Regulation
General. The Company is subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than five percent of the voting securities of any company engaged in non-banking activities. The Federal Reserve Board has allowed by regulation some exceptions based on activities closely related to banking including: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; and (v) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed” as defined in the regulations, to opt to become a “financial holding company” and thereby engage in a broader array of financial activities. Such activities can include insurance and investment banking. The Company has elected to become a financial holding company.

The Company is subject to the Federal Reserve Board’s capital adequacy requirements for bank holding companies.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the Bank applied to the Company, effective January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

Federal Reserve Board policy requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

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
Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve policy provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments under specified circumstances regardless of the applicability of the previously referenced notification requirement.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with requirements under Massachusetts law. Approval of the Massachusetts regulatory authorities is generally be required for the Company to acquire 25 percent or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25 percent or more of the voting stock of the Company.

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

Other Regulations
Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions. These include the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Bank also is subject to Massachusetts and federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.
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

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors.  Geographic expansion may result in new risks not identified by the Company or which it is unfamiliar with monitoring or resolving. Recent expansion has been focused on the Greater Boston market, where the Bank may be financing projects with larger loan amounts and where the Bank has less experience than in its traditional market areas and where competition may result in different lending structures.

The Company is subject to a variety of risks in connection with any sale of loans it may conduct.
In connection with the Company’s sale of one or more loan portfolios, it may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, the Company may be required to indemnify the purchaser for any related losses, or it may be required to repurchase part or all of the affected loans, which may be impaired. The Company may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. The Company’s ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for the Company’s loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.

The Company may be required to reduce the value of any loans it marks as held for sale, which could adversely affect its results of operations.

The Company is exposed to risk of environmental liability when it takes title to property. In the course of its business, the Company may foreclose on and take title to real estate. As a result, the Company could be subject to environmental liabilities with respect to these properties for property damage, personal injury, investigation and clean-up costs. The costs associated with investigation or remediation activities could be substantial. The Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Operating
Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.
The Company plans to grow organically, by geographic expansion, through business line expansion, and through acquisitions. Successful expansion depends on the maintenance and development of an adequate infrastructure. Success also depends on customer acceptance and the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the income generated will offset the increased operating expenses. The Company implemented certain expense restructuring activities, related in part to the rationalization of acquired operations. Changes in operations may result in inefficiencies or control deficiencies.

Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks. Such growth requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions.  Adverse developments could have a material adverse effect on the Company's financial condition and results of operations. Acquisitions often involve extensive merger agreements, which may lead to litigation risks or operating constraints.

The Company has recruited executive and business line management to support its growth and expansion, and it has absorbed management of acquired operations. This involves retention risks, operating risks, and financial risks. Such recruitment can affect the retention of new and old business, and can also be affected by competitive reactions and other relationship risks in retaining accounts. The relocation of the Company’s headquarters may affect operational functioning.

Regulatory examinations may identify matters requiring attention. Deficiencies related to regulatory compliance may result in changes that affect operating revenues and costs, including the scope or scale of business activities and/or potential future expansion initiatives. The Company has crossed the $10 billion threshold for additional Dodd Frank regulatory requirements. These regulations affect revenues and operating costs, and introduce additional compliance requirements. If targeted earnings accretion is not achieved, some profitability metrics may be reduced. The Company may also face additional acquisition approval requirements, and growth plans could be slowed if expected approvals are not obtained.

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

The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
Security breaches of confidential information in our technology platforms could expose the Company to possible liability and damage its reputation. Any compromise of data security could also deter customers from using the

Company's services. The Company relies on industry standard internet security and authentication systems to effect secure transmission of data. These precautions may not protect the Company's security systems from compromises or breaches and could result in damage to its reputation and business. The Company utilizes third party core banking software, in addition to other outsourced data processing. If third party providers encounter difficulties or if the Company has difficulty in communicating and/or transmitting with such third parties, it could significantly affect its ability to adequately process and account for customer transactions, which could significantly affect its business operations. The Company interfaces with electronic payments systems which are subject to security and operational risks. The Company utilizes file encryption in designated internal systems and networks and is subject to certain state and federal regulations regarding how the Company manages data security. The Company's enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity, and availability of information. Natural disasters and disaster recovery risks could affect its operating systems, which could affect its reputation. The Company's business continuity program addresses crisis management, business impact, and data and systems recovery. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.

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

The Company is subject to regulatory environment changes regarding privacy and data protection and could have a material impact on our results of operations.
The growth and expansion of the company into a variety of new fields may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR) or the New York Department of Financial Services (NYDFS) Cybersecurity Regulation. The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

The Company needs to stay current on technological changes in order to compete and meet customer demands.
The financial services market is changing rapidly with frequent introductions of new technologies which increase service and improve efficiency. Some of the Company’s competitors have substantially greater resources to invest in technological improvements than it currently has. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

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

The Company May Not Be Able to Attract and Retain Skilled People.
The Company's success depends, in large part, on its ability to attract new employees, retain and motivate its existing employees, and continue to compensate employees competitively. Competition for the best people can be intense and the Company may not be able to hire or retain appropriately qualified individuals. As a result of restructuring activities, the Company could experience challenges in the retention of existing employees.

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
A substantial source of holding company income is the receipt of dividends from the Bank, from which the Company services debt, pay obligations, and pay shareholder dividends. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other types of payments are an unsafe or unsound practice. If the Bank is unable to pay dividends, the Company may not be able to service debt, pay debt obligations, or pay dividends on its common stock.

Secondary mortgage market conditions could have a material impact on the Company’s financial condition and results of operations.
In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. As a result, a prolonged period of secondary market illiquidity may reduce the Company’s loan production volumes and operating results.

Secondary markets are significantly affected by Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the “Agencies”) for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Proposals to reform mortgage finance could affect the role of the Agencies and the market for conforming loans which comprise the majority of the Company’s mortgage lending and related originations income.

Interest Rates
Market Interest Rate Conditions Could Adversely Affect Results of Operations and Financial Condition.
Net interest income is the Company's largest source of income. Changes in interest rates can affect the level of net interest income and other elements of net income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report and is the primary market risk to its condition and operations. Changes in interest rates can also affect the demand for the Company’s products and services, and the supply conditions in the U.S. financial and capital markets. Changes in the level of interest rates may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of assets, all of which ultimately affect earnings.

Securities Market Values
Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Earnings.
Declines in the value of investment securities due to market conditions and/or issuer impairment could result in losses that can reduce capital and earnings. The Company’s investment in equity securities and non-investment grade debt securities present heightened credit and price risks. Under new accounting standards, equity gains and losses are recorded to current period operating results. The Company has an investment in the stock of the Federal Home Loan Bank of Boston ("FHLBB") which could result in write-down in the event of impairment.

Taxation
Changes in Tax Preference Items May Affect Results of Operations.
Higher tax expense due to planned or unplanned changes in tax preference items may result in lower profitability. Quarterly results may vary significantly from annual results.

Changes in Federal Tax Policy May Affect Results of Operations.
Changes in federal tax policy may result in unexpected impacts to markets and customer behaviors. New tax regulations may result in changes to deductions and tax preferences, which could require a further write-down of the deferred tax asset. Changes could affect the Company’s financial results and also could affect the profitability of tax preferred investments.

Regulatory
Legislative and Regulatory Initiatives May Affect Business Activities and Increase Operating Costs.
New federal or state laws and regulations could affect lending, funding practices, capital, and liquidity standards. New laws, regulations, and other regulatory changes may also increase compliance costs and affect business and operations. Moreover, the FDIC sets the cost of FDIC insurance premiums, which can affect profitability.

Regulatory capital requirements and their impact on the Company may change. It may need to raise additional capital in the future to support operations and continued growth. The Company's ability to raise capital, if needed, will depend on its condition and performance, and on market conditions. If additional capital is not available when needed, it could affect operations and the execution of the strategic plan, which includes further expanding operations through internal growth and acquisitions.

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

In 2017, the Company crossed the $10 billion asset threshold established by the Dodd-Frank act. The Company and the Bank are now subject to closer supervision by their primary regulators and the Consumer Financial Protection Bureau. The Company and the Bank are subject to new capital stress testing requirements which require significant new resources and infrastructure. If the Company’s compliance with the enhanced supervision and requirements is insufficient, there can be significant negative consequences for its operations, profitability, and ability to further pursue its strategic growth plan.

Provisions of the Company's Certificate of Incorporation, Bylaws, and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.
Provisions in the Company's certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit stockholders, or otherwise adversely affect the price of its common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10 percent of common stock; supermajority voting requirements for certain business combinations; the election of directors to terms of one year; and advance notice requirements for nominations for election to the Company's Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware laws, including one that prohibits engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for the Company's common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, its common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by the Board.

Significant Accounting Estimates May Not Be Realized in Accordance with Recorded Estimates.
Unexpected Changes May Adversely Affect Condition or Performance.
The Company’s significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements in Item 8 of this report. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s critical accounting policies are further discussed in Item 7 of this report. If actual events and results do not conform to critical estimates, there could be a material impact on financial condition, operating performance, and execution of the strategic plan.

Mergers and Acquisitions
Acquisitions may disrupt the Company’s business and dilute stockholder value.
The Company completed its acquisition of Commerce Bancshares Corp. in October 2017. The Company regularly evaluates merger and acquisition opportunities with other financial institutions and financial services companies. Future mergers or acquisitions involving cash, debt, or equity securities may occur from time to time. The Company seeks acquisition partners that offer either significant market presence or the potential to expand its market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on the Company’s financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company

•	payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term;

•	exposure to unknown or contingent liabilities, or asset quality problems, of the target company;

•	unexpected regulatory responses to merger related applications

•	larger than anticipated merger-related expenses;

•	difficulty and expense of integrating the operations and personnel of the target company, and retaining key employees and customers;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and

•	potential diversion of Company management’s time and attention.

If the Company is unable to successfully integrate an acquired company, the anticipated benefits may not be realized fully or may take longer to realize than expected. A significant decline in asset valuations or cash flows may also prevent the attainment of targeted results. Additional discussion about the risk of acquisitions is included above in the discussion of Operating Risk.

Trading of the Company's Common Stock
The Trading History of The Company’s Common Stock Is Characterized By Low Trading Volume. The Value of Shareholder Investments May be Subject To Sudden Decreases Due To the Volatility of the Price of the Common Stock.
The level of interest and trading in the Company’s stock depends on many factors beyond the Company's control. The market price of the Company's common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in operating results; changes in interest rates; changes in the legal or regulatory environment; press releases, announcements or publicity relating to the Company or its competitors or relating to trends in its industry; changes in expectations as to future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of its common stock; changes in economic conditions in the marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments. These factors may adversely affect the trading price of the Company's common stock, regardless of actual operating performance, and could prevent stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. The Company could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, Mass. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, Mass. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and and Princeton area, New Jersey. As of December 31, 2017, the Company had 113 full-service branches in Massachusetts, New York, Connecticut, Vermont, Central New Jersey, and Eastern Pennsylvania.

The Company also has regional locations which are full-service commercial offices located in Boston, MA.; Pittsfield, MA.; Springfield, MA.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, Conn.; Worcester, MA.; Burlington, MA.; and Lawrenceville, N.J. In addition, the Company has eight lending locations in Central/Eastern, Massachusetts. The Bank's wholly-owned subsidiary, Firestone Financial, LLC, is headquartered in the Boston metro area.

Berkshire Insurance Group Inc. operates from 12 locations in Western Massachusetts and East Syracuse, N.Y. in both stand-alone premises as well as in rented space located in the Bank’s premises.

The Company acquired Commerce Bancshares ("Commerce") in October of 2017, obtaining 13 branches in and around the Worcester, MA area. The Company also assumed Commerce's three branches and three lending offices in the Boston metro area.

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

Berkshire continues to enhance its new retail branch design which eliminates traditional teller counters and provides an interactive customer service environment through “pod” stations which include automated cash handling technology. In many cases, this branch design also includes a multimedia community room which is offered for use by nonprofit community groups. The Company has begun introducing MyTeller automated remote teller stations at new offices and targeted existing offices.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2017, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a defendant party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2017.

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

On January 29, 2018, the Bank was served with an amended complaint filed nominally against Berkshire Hills in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. Berkshire Hills and Berkshire Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2017 and 2016.

2017	High	Low	Dividends Declared
First quarter	$37.45	$32.90	$0.21
Second quarter	38.65	33.55	0.21
Third quarter	39.00	32.85	0.21
Fourth quarter	40.00	35.10	0.21

2016
First quarter	$28.93	$24.71	$0.20
Second quarter	28.18	24.80	0.20
Third quarter	28.37	25.90	0.20
Fourth quarter	37.35	27.25	0.20

The Company had approximately 3,646 holders of record of common stock at February 23, 2018.

Dividends
The Company intends to pay regular cash dividends to common and preferred shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition.  Further information about dividend restrictions is disclosed in Note 18 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services or operations. The Company issued 30,478 shares in 2017 and 8,014 shares in 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of year-end 2017, no shares had been purchased under this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2017	—	$—	—	500,000
November 1-30, 2017	—	—	—	500,000
December 1-31, 2017	—	—	—	500,000
Total	—	—	—	500,000

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the PHLX KBW Regional Bank Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2012.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Berkshire Hills Bancorp, Inc.	100.00	117.53	118.35	132.76	173.10	175.94
NYSE Composite Index	100.00	126.06	134.62	129.40	144.72	171.66
PHLX KBW Regional Banking Index	100.00	146.30	149.67	158.62	219.27	223.02

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Per Common Share Data:
Net earnings, diluted	$1.39	$1.88	$1.74	$1.36	$1.65
Total book value per common share	32.14	30.65	28.64	28.17	27.08
Dividends	0.84	0.80	0.76	0.72	0.72
Common stock price:
High	40.00	37.35	30.40	27.28	29.38
Low	32.85	24.71	24.32	22.06	23.38
Close	36.60	36.85	29.11	26.66	27.27
Performance Ratios: (1)
Return on assets	0.56%	0.74%	0.68%	0.55%	0.78%
Return on equity	4.45	6.44	6.14	4.87	6.09
Net interest margin, fully taxable equivalent (FTE) (2)	3.40	3.31	3.34	3.30	3.67
Fee income/Net interest and fee income	29.41	22.80	21.18	23.02	23.04
Growth Ratios:
Total commercial loans	37.79%	18.39%	28.65%	14.80%	4.51%
Total loans	26.71	14.41	22.32	11.96	4.81
Total deposits	32.13	18.48	20.08	20.95	(6.14)
Total net revenues, (compared to prior year)	41.05	11.18	18.40	(0.23)	14.96
Earnings per share, (compared to prior year)	(26.06)	8.62	27.21	(17.58)	10.74
Selected Financial Data:
Total assets	$11,570,751	$9,162,542	$7,831,086	$6,501,079	$5,671,724
Total earning assets	10,509,163	8,340,287	7,140,387	5,923,462	5,085,152
Securities	1,898,564	1,628,246	1,371,316	1,205,794	870,091
Total loans	8,299,338	6,549,787	5,725,236	4,680,600	4,180,523
Allowance for loan losses	(51,834)	(43,998)	(39,308)	(35,662)	(33,323)
Total intangible assets	557,583	422,551	334,607	276,270	270,662
Total deposits	8,749,530	6,622,092	5,589,135	4,654,679	3,848,529
Total borrowings	1,137,075	1,313,997	1,263,318	1,051,371	1,063,032
Total shareholders’ equity	1,496,264	1,093,298	887,189	709,287	678,062

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Data:
Total interest and dividend income	$360,258	$280,439	$247,030	$207,042	$203,741
Total interest expense	65,463	48,172	33,181	28,351	34,989
Net interest income (3)	294,795	232,267	213,849	178,691	168,752
Fee income	122,801	68,606	57,480	53,434	50,525
All other non-interest income (loss)	2,888	(2,755)	(3,192)	(5,664)	7,707
Total net revenue	420,484	298,118	268,137	226,461	226,984
Provision for loan losses	21,025	17,362	16,726	14,968	11,378
Total non-interest expense	299,710	203,302	196,829	165,986	157,359
Income tax expense - continuing operations	44,502	18,784	5,064	11,763	17,104
Net income	$55,247	$58,670	$49,518	$33,744	$41,143

Dividends per preferred share	$0.42	$—	$—	$—	$—
Dividends per common share	0.84	0.80	0.76	0.72	0.72
Basic earnings per common share	1.40	1.89	1.74	1.36	1.66
Diluted earnings per common share	1.39	1.88	1.73	1.36	1.65

Weighted average common shares outstanding - basic	39,456	30,988	28,393	24,730	24,802
Weighted average common shares outstanding - diluted	39,695	31,167	28,564	24,854	24,965

Asset Quality and Condition Ratios: (4)
Net loans charged-off/average loans	0.19%	0.21%	0.25%	0.29%	0.29%
Allowance for loan losses/total loans	0.62	0.67	0.69	0.76	0.80
Loans/deposits	95	99	102	101	109

Capital Ratios:
Tier 1 capital to average assets - Company (5)	9.01%	7.88%	7.71%	7.01%	N/A
Total capital to risk-weighted assets - Company (5)	12.43	11.87	11.91	11.38	N/A
Tier 1 capital to risk-weighted assets - Company (5)	11.15	10.07	9.94	9.03	N/A
Shareholders’ equity/total assets	12.93	11.93	11.33	10.91	11.95
____________________________________
(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(3)  For the years 2014 and 2013, the above schedule includes an immaterial adjustment of prior period interest income earned on loans acquired in bank acquisition.
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
(5) In July 2014, the Company changed its status from a savings and loan holding company to a bank holding company through the Bank's conversion from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company. As a result of this change, the Company became subject to bank holding company capital requirements including the requirement to report Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2017			2016			2015
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)
Commercial real estate	$2,789.8	$130.0	4.66%	$2,239.6	$95.8	4.28%	$1,881.2	$81.1	4.31%
Commercial and industrial loans	1,259.9	65.7	5.21	1,019.7	51.2	5.02	932.4	41.8	4.48
Residential loans	1,962.4	71.5	3.64	1,808.8	66.1	3.66	1,622.8	62.6	3.86
Consumer loans	1,032.6	39.4	3.82	873.3	29.9	3.42	802.5	26.1	3.25
Total loans	7,044.7	306.6	4.35	5,941.4	243.0	4.09	5,238.9	211.6	4.04
Investment securities (2)	1,757.3	60.3	3.43	1,260.5	41.4	3.28	1,300.9	38.9	2.99
Short-term investments and loans held for sale	134.5	4.6	3.38	51.6	0.9	1.70	62.2	0.7	1.10
Total interest-earning assets	8,936.5	371.5	4.16	7,253.5	285.3	3.93	6,602.0	251.2	3.81
Intangible assets	449.7	0		347.7			311.5
Other non-interest earning assets	428.4	0		357.9			341.0
Total assets	$9,814.6			$7,959.1			$7,254.5

Liabilities and shareholders' equity
Deposits:
NOW	$591.0	$1.5	0.25%	$487.8	$0.7	0.14%	$462.9	$0.7	0.15%
Money market	1,935.8	11.2	0.58	1,470.3	7.0	0.48	1,444.1	5.9	0.41
Savings	680.1	0.9	0.14	610.8	0.7	0.12	582.4	0.9	0.15
Certificates of deposit	2,581.1	30.3	1.17	2,094.8	22.5	1.07	1,684.8	15.5	0.92
Total interest-bearing deposits	5,788.0	43.9	0.76	4,663.7	30.9	0.66	4,174.2	23.0	0.55
Borrowings and notes (3)	1,373.8	21.6	1.57	1,218.2	17.3	1.42	1,212.5	10.2	0.84
Total interest-bearing liabilities	7,161.8	65.5	0.91	5,881.9	48.2	0.82	5,386.7	33.2	0.62
Non-interest-bearing demand deposits	1,296.4			1,081.0			972.6
Other non-interest-bearing liabilities	112.6			85.2			89.1
Total liabilities	8,570.8			7,048.1			6,448.4
Total shareholders' equity	1,243.8			911.0			806.1
Total liabilities and equity	$9,814.6			$7,959.1			$7,254.5
Net interest-earning assets	$1,774.7			$1,371.6			$1,215.3
Net interest income		$306.0			$237.1			$218.0

	2017			2016			2015
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			3.25%			3.11%			3.19%
Net interest margin (4)			3.40			3.31			3.34
Cost of funds			0.77			0.69			0.52
Cost of deposits			0.62			0.54			0.45
Interest-earning assets/interest-bearing liabilities			124.78			123.32			122.56

Supplementary data
Total non-maturity deposits	$4,503.3			$3,649.9			$3,462.0
Total deposits	7,084.4			5,744.7			5,146.8
Fully taxable equivalent adjustment	11.2			8.1			6.4
____________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.
(2) The average balances of loans include nonaccrual loans, and deferred fees and costs.
(3) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(4) Purchased loan accretion totaled $14.8 million, $8.1 million, and $7.6 million for the years-ended December 31, 2017, 2016, and 2015, respectively. The effect of purchased loan accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.17%, 0.11%, and 0.12%.

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

Item 6 - Table 4 - Rate Volume Analysis

	2017 Compared with 2016			2016 Compared with 2015
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$9,145	$25,080	$34,225	$(591)	$15,335	$14,744
Commercial and industrial loans	1,999	12,457	14,456	5,294	4,120	9,414
Residential loans	(259)	5,595	5,336	(3,427)	6,920	3,493
Consumer loans	3,698	5,839	9,537	1,416	2,379	3,795
Total loans	14,583	48,971	63,554	2,692	28,754	31,446
Investment securities	1,985	16,978	18,963	3,667	(1,238)	2,429
Short-term investments and loans held for sale	1,405	2,271	3,676	324	(132)	192
Total interest income	$17,973	$68,220	$86,193	$6,683	$27,384	$34,067

Interest expense:
NOW accounts	$627	$165	$792	$(39)	$35	$(4)
Money market accounts	1,698	2,506	4,204	1,000	109	1,109
Savings accounts	122	88	210	(212)	42	(170)
Certificates of deposit	2,205	5,561	7,766	2,861	4,140	7,001
Total deposits	4,652	8,320	12,972	3,610	4,326	7,936
Borrowings	1,981	2,338	4,319	7,008	48	7,056
Total interest expense	$6,633	$10,658	$17,291	$10,618	$4,374	$14,992
Change in net interest income	$11,340	$57,562	$68,902	$(3,935)	$23,010	$19,075

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and certain dispute settlement costs. Non-GAAP adjustments are presented net of an adjustment for income tax expense. In 2017, there was a large adjustment for the write-down of the deferred tax asset at year-end due to the passage of federal tax reform. There was also an adjustment for investments in employees and communities which were made by the Company in recognition of the future benefits of federal tax reform. The Company also measures adjusted revenues and adjusted expenses which result from the above adjustments.

The Company calculates certain profitability measures based on its adjusted revenue, expenses, and earnings. The Company also calculates adjusted earnings per share based on its measure of adjusted earnings. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
GAAP Net income	$55,247	$58,670	$49,518
Non-GAAP measures
Adj: Gain on sale of securities, net	(12,598)	551	(2,110)
Adj: Net gains on sale of business operations	(296)	(1,085)	—
Adj: Loss on termination of hedges	6,629	—	—
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	31,558	15,761	17,611
Adj: Employee and Community Investment	3,400	—	—
Adj: Deferred tax asset impairment	18,145	—	—
Adj: Income taxes	(11,277)	(5,455)	(5,409)
Net non-operating charges	35,561	9,772	10,092
Total adjusted net income (non-GAAP)	$90,808	$68,442	$59,610
GAAP Total revenue	$420,484	$298,118	$268,137
Adj: Gain on sale of securities, net	(12,598)	551	(2,110)
Adj: Net gains on sale of business operations	(296)	(1,085)	—
Adj: Loss on termination of hedges	6,629	—	—
Total adjusted operating revenue (non-GAAP)	$414,219	$297,584	$266,027
GAAP Total non-interest expense	$299,710	$203,302	$196,830
Less: Total non-operating expense (see above)	(31,558)	(15,761)	(17,611)
Less: Employee and Community Reinvestment	(3,400)	—	—
Adjusted operating non-interest expense (non-GAAP)	$264,752	$187,541	$179,219
(in millions, except per share data)
Total average assets	$9,815	$7,958	$7,249
Total average shareholders' equity	1,244	911	805
Total average tangible shareholders equity	793	563	494
Total average tangible common shareholders equity	784	563	494
Total tangible shareholders’ equity, period-end	939	671	553
Total tangible common shareholders’ equity, period-end	898	671	553
Total tangible assets, period-end	11,013	8,740	7,496
Total common shares outstanding, period-end (thousands)	45,290	35,673	30,974
Average diluted shares outstanding (thousands)	39,695	31,167	28,564
Earnings per share, diluted	$1.39	$1.88	$1.73
Plus: Net adjustments per share, diluted	0.90	0.32	0.36
Adjusted earnings per share, diluted	2.29	2.20	2.09
Book value per common share, period-end	32.14	30.65	28.64
Tangible book value per common share, period-end	19.83	18.81	17.84
Total shareholders' equity/total assets	12.93	11.93	11.33
Total tangible shareholders' equity/total tangible assets	8.52	7.68	7.37
Average operating diluted shares outstanding (thousands)	39,695	31,167	28,564
Performance Ratios
GAAP return on assets	0.56	0.74	0.68
Adjusted return on assets	0.93	0.86	0.82
GAAP return on equity	4.45	6.44	6.15
Adjusted return on equity	7.31	7.51	7.40
Adjusted return on tangible common equity	11.82	12.47	12.49
Efficiency ratio	59.97	58.27	60.88
Supplementary Data (in thousands)
Tax benefit on tax-credit investments	10,182	11,134	16,127
Non-interest income charge on tax-credit investments	(8,693)	(8,993)	(11,406)
Net income on tax-credit investments	1,489	2,143	4,721
Intangible amortization	3,493	2,927	3,563
Fully taxable equivalent income adjustment	11,227	8,098	6,354
____________________________________

(1)
Acquisition, restructuring, conversion, and other related expenses included $24.9 million of merger and acquisition expenses and $6.7 million of restructuring expenses for the year-ended December 31, 2017. For the year-ended 2016, these expenses included $13.5 million in merger and acquisition expenses and $2.3 million of restructuring expenses. For the year-ended 2015, these expenses included $13.2 million in merger and acquisition expenses and $4.5 million of restructuring, conversion, and other expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements "financial statements" and accompanying notes contained in this report.

SUMMARY
2017 was a transformational year for Berkshire. Major accomplishments included:

•	Growing revenue by more than 40%

•	Gaining a major position in Worcester - an important regional market

•	Moving the corporate headquarters to Boston and expanding the Boston market team

•	Crossing the $10 billion threshold for total assets

•	Completing the largest acquisition and largest public stock offering since its initial public offering

Critical components of the year’s progress were the acquisition of Worcester-based Commerce Bancshares Corp. (“Commerce”) in October and the integration of Princeton, NJ area First Choice Bank (“First Choice”) acquired in December 2016. Berkshire is now the largest regional banking company headquartered in Boston and the third largest in New England. The Company views itself as well positioned to serve the needs and support the growth of Greater Boston, the sixth largest combined statistical area in the country. Throughout the year, the Company maintained a focus on improving profitability through scale, business mix selection, and ongoing management of expenses.

Total revenue increased by 41% in 2017 and reached an annualized level of $463 million in the fourth quarter, which included the newly acquired Commerce operations. Full year pre-tax earnings increased by 29% to $100 million. Federal income tax reform near year-end lowered the future statutory tax rate but necessitated a write-down of the net deferred tax asset. This resulted in an $18 million provisional non-cash charge at the end of 2017 which reduced income after taxes to $55 million in 2017 from $59 million in the prior year.

The Company uses the non-GAAP measure of adjusted earnings, and related metrics, to evaluate the results of its operations. In addition to charges related to tax reform, adjusting items in 2017 included merger costs, securities gains, and the termination of contracts related to premises and interest rate hedges. GAAP earnings per share declined to $1.39 in 2017 from $1.88 in the prior year, while adjusted EPS improved by 4% to $2.29 from $2.20. Similarly, the GAAP return on assets decreased to 0.56% from 0.74%, whereas the adjusted ROA improved by 8% to 0.93% from 0.86%. The Company is targeting to improve this measure to over 1.00% and views its 2017 results as strong progress towards this goal. The GAAP return on equity measured 4.45% in 2017, and the non-GAAP measure of adjusted return on tangible common equity measured 11.82%.

Berkshire’s primary metrics of financial condition generally improved during the year, including capital, liquidity, and asset quality. While the economic climate has been supportive, the Company remains vigilant with its financial disciplines with a goal to maintain our operations and soundness when industry circumstances become more challenging. The Federal Reserve Bank increased short term interest rates during the year, which also resulted in a flattening of the yield curve. The Company estimated that these movements were positive for its financial results. Business development resulted in 8% organic loan growth and 6% organic deposit growth, measured before the Commerce impact. Driven by fee income, non-interest income grew by 91%, reaching 30% of total revenue, and including the benefit of specialty lending and mortgage banking operations acquired in 2016.

Due to the shares issued as merger consideration for Commerce, together with shares issued in a public offering for general corporate purposes in May, total year-end common shares outstanding increased by 27% to 45.3 million, and year-end shareholders’ equity increased by 37% to $1.5 billion. The increase in equity included 522 thousand preferred shares with a book value of $41 million. Both book value per common share and the non-GAAP measure of tangible book value per share increased by 5% during the year, including the benefit of new shares issued.

Berkshire increased the quarterly common dividend by 5% in January 2017, and this was followed by another increase of 5% declared in January 2018.

Berkshire relocated its corporate headquarters to 60 State Street in Boston, which is well located in the downtown financial hub. It now has four offices serving Boston and a total of 19 offices in the Greater Boston area, including Worcester. Berkshire recruited commercial and private banking leadership for this market, along with commercial leadership for the Mid-Atlantic operations, and seasoned specialists in international and government banking. Berkshire continues to expand its virtual teller and MyBanker resources to cost-effectively strengthen its sales and service channels.

The Company consolidated three branch offices and opened two new branches during the year. By year-end, full time equivalent staff totaled nearly 2,000 positions. In conjunction with the federal tax reform, Berkshire announced additional investments in its team and communities, including an increase in the minimum wage, bonuses for most employees, investments in training at AMEBU (America’s Most Exciting Bank University), and a $2 million contribution to Berkshire’s foundation which provides community charitable support. Berkshire crossed the $10 billion regulatory threshold for total assets with a goal that future Commerce-related earnings accretion will more than offset higher regulatory costs and will provide support for further profitability improvement.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2017 AND 2016
Summary: Berkshire offers a competitive mix of loan and deposit products to serve the retail and commercial markets in its regions, and in certain national specialty lending markets. Net interest income from these products is its primary revenue source; the related staff, facilities, and systems are its primary operating expenses. The Company emphasizes services and fee revenue business to deepen market and wallet share and to diversify revenues. Additionally, increasing regulatory requirements related to capital and liquidity have led to more emphasis on products and services that do not require balance sheet resources. The Company has expanded its wholesale lending and deposit practices to provide more product and balance sheet flexibility.

Berkshire continued to extend, deepen, and diversify its banking footprint in 2017, with total assets of $11.6 billion at year-end. Total assets increased by $2.4 billion, or 26%, including $1.8 billion acquired with Commerce. Most categories of assets and liabilities increased due to this merger. Excluding acquired Commerce balances, organic loan growth from business activities was $0.5 billion, or 8%, and organic deposit growth was $0.4 billion, or 6%.
Shareholders’ equity increased by $0.4 billion, or 37%, mostly due to the stock issued in the stock offering and as merger consideration. Berkshire also benefited from strong internal capital generated from operations. There was improvement in most primary metrics related to capital, liquidity, and asset quality.

Investment Securities. Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations, supported primarily by wholesale funds. The portfolio generates interest income and provides additional liquidity and interest rate risk management flexibility. The portfolio is managed to contribute to earnings per share and return on equity, taking into account regulatory risk classifications.
The Company continuously evaluates the portfolio’s size, yield, diversification, risk, and duration.

In 2017, the portfolio average yield increased despite ongoing interest rate pressures in medium term instruments. Due to its size, Berkshire created earnings synergy by restructuring the mix of acquired Commerce short and long term investments - contributing to the targeted earnings accretion of that acquisition. Portfolio growth was also targeted to leverage the excess capital from the May common stock offering, reducing the near-term EPS dilution from the new shares while the Commerce acquisition was pending, and to supplement loan growth as a use of this capital.

Total investment securities increased by $270 million, or 17%, to $1.9 billion in 2017, including a $114 million balance contributed by the Commerce acquisition. The portfolio increase included a $199 million increase in available for sale agency collateralized mortgage obligations and a $74 million increase in held to maturity municipal bonds, as these remain the primary components of the portfolio, balancing interest rate sensitivity and yield. The Company also increased its investment in available for sale corporate bonds by $55 million, with the growth concentrated in financial institution subordinated debt securities.

The Company sold equity securities, producing a $20 million net reduction in these securities and realizing $13 million in total net securities gains. These gains were already included as a component of shareholders’ equity in accumulated other comprehensive income. This sale took advantage of strong market conditions for bank stocks and the realized capital gains contributed to the Company’s tax management objectives. The Company’s available for sale equities portfolio totaled $45 million at year-end 2017, consisting mostly of northeast bank stocks and high yield equities. The adoption of ASU 2016-01 requires that current period unrealized gains and losses on these securities be recognized in income beginning in 2018. The Company is assessing its strategies in light of these requirements.

The fourth quarter portfolio yield decreased slightly to 3.55% from 3.58% from year-to-year, while the full year yield increased to 3.43% from 3.28%. Due to the federal tax reform, the Company estimated that the fully taxable equivalent yield of the securities portfolio would decrease by approximately 0.15% in future periods. This is primarily due to the municipal bond portfolio, which continues to meet the Company’s profitability objectives despite the lower taxable equivalent yield.

The year-end weighted average life of the bond portfolio decreased slightly to 5.5 years from 5.9 years. The Company estimates that the average life of the portfolio would increase to 8.7 years in the event of a 300 basis point increase in interest rates. Debt securities not meeting investment grade criteria totaled $70 million at year-end 2017 and consisted primarily of unrated bank debt securities acquired in the Commerce merger, as well as certain high yield corporate bonds. There were no impairments recorded during the year or at year-end, and all securities were performing during the year and at year-end. For securities available for sale and held to maturity, the fair value of securities with unrealized losses exceeding one year was 13% of total securities at year-end 2017, compared to 2% at the prior year-end. The total unrealized loss on these securities was 3% of fair value at year-end 2017. This generally reflected lower market prices resulting from higher market rates rather than credit changes in the portfolio. The net unrealized gain on investment securities decreased to $11 million, or 0.6% of cost, at year-end 2017, compared to $20 million, or 1.3% of cost, at year-end 2016. This change primarily reflected the equity securities gains recognized on sale, as well as lower bond prices related to higher medium term interest rates at the end of 2017.

Loans. Berkshire is expanding and deepening retail and commercial lending activities through organic growth and acquisitions, including a focus on specialized lending. The Company uses secondary markets and a growing network of financial institution partners in managing and diversifying its portfolio, as well as supporting its fee income objectives and managing its capital and liquidity.

Total loans increased by $1.75 billion, or 27%, to $8.3 billion in 2017. The Commerce acquisition added $1.24 billion in balances, including $1.09 billion in commercial loans split between commercial real estate and commercial and industrial loans. Most of the Commerce loan portfolio is located in the Eastern Massachusetts markets. The Commerce loans were preliminarily valued at a $102 million, or 7.6%, discount, which was primarily due to the Commerce portfolio of taxi medallion loans located in Boston and Cambridge and reflects the adverse conditions in this business due to ride-sharing competition. Commerce also engaged in other specialty and non-conforming commercial lending activities which contributed to the discount.

Excluding the Commerce acquisition, loans increased by $509 million, or 8% in 2017. This growth included $223 million in commercial and industrial loans, $72 million in commercial real estate, and $162 million in net growth in residential mortgages. Total commercial loans increased organically by 8% and, including the Commerce balances, commercial loans increased to 61% of total loans from 56% at the start of the year. The Company views its commercial and industrial loans and its owner occupied commercial real estate loans as an important element of its commercial relationship strategies. These loans increased by 44% to $2.35 billion in 2017 and advanced to 46% of total commercial loans at year-end 2017. Berkshire also engages in commercial loan participations and other wholesale activities as part of its balance sheet management objectives. Berkshire recruited commercial banking leadership for its expanding Greater Boston region and in its new Mid-Atlantic markets. The Company’s goal is to gain market share based on its expansion into these large and growing markets, including its positioning as the largest regional bank with corporate headquarters in Boston.

Due to its asset management strategies in recent years, Berkshire has been positioned to support its markets while also managing well within regulatory guidelines for commercial real estate lending. Berkshire’s total non-owner occupied commercial real estate exposure measured 270% of regulatory capital at period-end, compared to 265% at the start of the year and compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 40% of bank regulatory capital at year-end both in 2017 and 2016, compared to the 100% regulatory guideline. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the monitoring thresholds even though it is well margined below those thresholds.

Berkshire’s commercial specialty lending includes asset based lending, business equipment lending, and SBA lending. ABL outstandings totaled $306 million at year-end 2017. Business equipment loans, through Berkshire’s Firestone division, totaled $227 million at that date. The Bank originates SBA 7(a) loans for sale through its 44 Business Capital division (primarily in the mid-Atlantic area), as well as direct loans by its business banking teams throughout its regions. Based on the annual SBA national originations rankings as of September 30, Berkshire placed 17th nationally by SBA loan count and it placed 32nd nationally for total amount loaned. Most earnings related to SBA lending are included in loan fee income, from the sale of guaranteed portions of SBA loans.

Residential mortgages increased by $210 million, or 11%, in 2017 including $48 million contributed by the Commerce acquisition. Organic growth measured 9%. Conforming mortgage originations are produced by Berkshire’s national mortgage banking operation and are generally held for sale to the secondary market. Mortgage banking income and activity are addressed in the later fee income section of this discussion. Loans held for investment are primarily jumbo loans for which there is a more limited secondary market. Residential mortgage balances were also affected by opportunistic wholesale activity of seasoned loans, with purchases totaling $125 million and sales totaling $294 million. Consumer loan growth in 2017 totaled $150 million, or 15%, including $100 million in acquired Commerce consumer loans. Berkshire produced $59 million, or 10%, growth in auto and other loans, which was concentrated in prime indirect auto loans originated by the Company’s team in its regional markets.

The average fourth quarter loan yield increased to 4.47% in 2017 from 4.00% in 2016, reflecting the benefit of short term rate increases as well as the contributions from the fair value marked First Choice and Commerce loans and the favorable shift in mix towards higher yielding commercial loans. The fourth quarter yield increased in all major loan categories. The contribution to the net interest margin from purchased loan accretion was 0.21% and 0.10% in the above two periods respectively. The repricing terms of the total loan portfolio shortened modestly in 2017, with 42% repricing in one year, 22% in one to five years, and 36% over five years. This reflects the shift in mix towards shorter duration commercial loans. As of year-end 2016, 40% of the portfolio was scheduled to reprice within one year, 20% in one to five years, and 40% over five years.

Asset Quality. Berkshire’s Chief Risk Officer and a Risk Management and Capital Committee of the Board oversee risk management and asset quality. This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets. Additionally, merger due diligence is an integral component of maintaining asset quality. Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations. A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers generally in the first two years following the acquisition date. Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic environment in the extended U.S. recovery and asset values supported by the low inflation environment.

Asset quality metrics remained favorable and generally improved in 2017. Net loan charge-offs measured 0.19%. At period-end, non-performing assets were 0.21% of total assets. At year-end, the total contractual balance of purchased credit impaired loans was $209 million, with a $97 million carrying value, representing a $112 million discount, which is a 54% discount from the contractual amount. Due to the Commerce acquisition, the contractual balance more than doubled from $87 million at the start of the year, and the carrying balance more than doubled from $47 million. Included in this amount at year-end 2017 was a $12 million accretable balance including $11 million added with the Commerce acquisition.

The Company views its problem asset metrics as generally low and benefiting from the extended period of national economic recovery and monetary stimulus following the 2008 financial crisis. Net loan charge-offs were 0.19% of average loans in 2017, compared to 0.21% in the prior year. Year-end 2017 non-performing assets totaled $24 million, or 0.21% of total assets, compared to $22 million, or 0.24% of total assets, at the start of the year. For loans from business activities, net loan charge-offs measured 0.19% of average loans in 2017, while this measure was 0.17% for average loans acquired in business combinations.

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

The Company considers the allowance for loan losses appropriate to cover probable incurred losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including subjective assessments of risk. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. In the first period of combined operations, the Company may also establish an environmental component of the allowance related to newly acquired loans. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions. Due to the Commerce acquisition, loans acquired in business combinations totaled $2.2 billion, or 26% of total loans at year-end 2017, compared to $1.3 billion, or 20% of total loans at year-end 2016.

The loan loss allowance increased by $8 million, or 18%, to $52 million in 2017. Due to the addition of the Commerce loans at fair value with no allowance on the merger date, this ratio decreased to 0.62% at year-end 2017 compared to 0.67% at year-end 2016. For business activities loans, the ratio of the allowance remained unchanged at 0.75%. For acquired loans, due to the addition of Commerce at fair value, this ratio decreased to 0.27% from 0.33%, and net charge-offs totaled $3 million. The year-end allowance provided 3.9X coverage of total net charge-offs, compared to 3.5X coverage in 2016. The allowance provided 2.3X coverage of year-end non-accrual loans in 2017 compared to 2.0X in 2016.

The credit risk profile of the Company’s loan portfolio is described in Note 7 - Loan Loss Allowance of the Consolidated Financial Statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Including acquired loans, they totaled $188 million, or 1.6% of total assets at year-end 2017, compared to $129 million, or 1.4% of total assets at year-end 2016. Acquired criticized loans increased by $54 million due to the Commerce acquisition. Criticized loans from business activities increased by $5 million and there was a significant shift from substandard to special mention loans, indicating improved condition of the portfolio. The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. In 2017, potential problem loans decreased to $37 million from $51 million at the start of the year.

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

Other Assets. Short term investments increased by $116 million due to the overnight liquidity needed for the acquired Commerce payroll processing business. Bank owned life insurance increased by $52 million due to the purchase of additional policies, together with the Commerce acquisition. Total goodwill and intangible assets increased by $135 million which was also due to Commerce. The net deferred tax asset increased by $6 million to $47 million, with the $18 million year-end provisional write-down resulting from federal tax reform mostly offsetting the increase resulting from the Commerce acquisition.

Deposits. Berkshire views its deposit programs as central to it funding and market management goals. Retail and commercial strategies focus on transaction accounts as being key to customer relationships. Interest bearing deposit products are positioned to be competitive while offering local convenience and the safety of FDIC insurance. Due to the impacts of technology on mobile and electronic banking, preferred customer channels are shifting and the Company seeks to maximize the benefits it offers as a local provider with the scale to compete with the delivery channels of national bank and nonbank competitors. The Company has been active in shifting the number, location, and configuration of its offices and customer facing staff in order to move with its markets and to reduce overhead related to older channels that are now less favored. Current initiatives include the expansion of virtual tellers and MyBankers. The Company has also utilized brokered time deposits as an additional funds source to complement its other strategies, manage its funding costs, and to support interest rate risk management goals. With the Commerce acquisition, the Company has added a specialty payroll processing business line that processes payments for payroll service bureau customers. In 2017, Berkshire added a senior government banking professional to provide more outreach to municipal accounts in the Company’s regions. The Company has also added a senior international banking professional who is augmenting the Company’s payments related business.

Berkshire’s deposits increased in 2017 by $2.1 billion, or 32%, to $8.7 billion. The Commerce acquisition added $1.7 billion, including $0.5 billion in demand deposits, $0.8 billion in money market balances, and $0.3 billion in time deposits. Excluding Commerce, business activities resulted in 6% organic growth totaling $0.4 billion, including $0.1 billion, or 8% organic growth in money market balances and $0.3 billion, or 12% organic growth in time deposits. Time deposit growth included a $0.3 billion increase in brokered time deposits which were used to replace $0.2 billion in short term debt. Payroll deposits totaled $0.5 billion at year-end, including $0.1 billion in demand deposits and $0.4 billion in money market accounts. These balances fluctuate daily generally within a range of $0.2 - $0.5 billion, and totaled $0.3 billion at the time of the Commerce acquisition.

The Commerce acquisition added 16 branches in the Greater Boston area, including Worcester. Berkshire consolidated three branch offices in 2017, while opening two more, with another two scheduled to open in the first quarter of 2018. Excluding nonreciprocal brokered balances, average deposits per branch totaled $67 million at year-end 2017, compared to $60 million at the start of the year. The Bank is deploying its virtual teller technology in new offices and targeted existing offices. Berkshire continues to diversify its distribution network, including expanding its MyBanker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines. At year-end, the Bank had four offices operating in metro Boston, which serve the expanding regional team located at the new corporate headquarters on State Street.

The Commerce acquisition provided additional liquidity to Berkshire’s combined operations, as reflected in the loan/deposit ratio, which decreased to 95% at the end of the year from 99% at the start of the year. Berkshire uses brokered deposits flexibly in combination with short term borrowings in managing its liquidity position and earnings objectives. Brokered deposits totaled $1.2 billion at year-end 2017, measuring 14% of total deposits at the start of the year. Commercial deposits increased to 29% from 26% of deposits due to the commercial orientation of Commerce. At year-end, estimated uninsured deposits totaled $2.0 billion, or 27% of total nonbrokered deposits, compared to $1.4 billion, or 24%, at the start of the year.

The cost of deposits increased to 0.66% in the fourth quarter of 2017, compared to 0.56% in the fourth quarter of the prior year. While all major deposit categories had increases, the total increase was primarily driven by a 0.18% increase in the cost of money market accounts and a 0.11% increase in the cost of time deposit accounts. Time deposit costs benefited from the amortization of purchased deposit discount related to the Commerce acquisition. Average one month treasury rates increased by 0.77% in the fourth quarter of 2017 compared to 2016. The 10 basis point increase in deposit costs has been more modest than the Company’s models, which assume that total deposit costs will increase over time by 40% of changes in market rates. The interest sensitivity of deposits in the current environment of expected future rate increases is a significant uncertainty in the banking industry, following the years of unusually low interest rates. The Company believes that it can benefit from the diverse regional conditions in which it operates, and also continues to emphasize relationship and transactions accounts to manage potential future deposit cost increases.

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

Total borrowings decreased by $177 million, or 13%, in 2017, due to increased utilization of better priced brokered time deposits to provide wholesale funding. Most borrowings are short term. The weighted average rate on borrowings was 1.81% in the fourth quarter of 2017, compared to 1.63% in the fourth quarter of 2016. The Company terminated its cash flow hedges in February 2017 as further described in the following section. The benefit to interest expense of this termination was more than offset by the market interest rate increases which increased the cost of borrowings during the year.

Derivative Financial Instruments and Hedging Activities. Berkshire utilizes derivative financial instruments to manage the interest rate risk of its borrowings, to offer these instruments to commercial loan customers for similar purposes, and as part of its residential mortgage banking activities. The instruments sold to commercial and residential mortgage customers are an important source of fee income and generally represent fixed rate contracts purchased by customers which are sold or offset by the Company with national counterparties. Derivatives related to mortgage banking vary seasonally and were not significantly changed at year-end 2017 compared to the start of the year.

The notional balance of derivative financial instruments increased to $2.5 billion at year-end 2017, compared to $2.2 billion at the start of the year. The increase in economic hedges related to commercial loan interest rate swaps was partially offset by the termination of $300 million in cash flow hedges which were fixing the cost of variable rate borrowings. The commercial loan interest rate swap derivatives include back to back hedges with national bank counterparties, along with risk participation agreements with dealer banks. This represents a 43% increase related to strong customer demand during the year.

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

The net fair value of derivatives improved from a $3 million liability at year-end 2016 to a $3 million premium at year-end 2017. This was primarily due to the realization of the $7 million loss on the termination of the cash flow hedges. The $3 million premium at year-end 2017 included a $5 million premium in the mortgage pipeline (most of which has already been recognized in revenues), offset by a $2 million liability on the interest rate swap related to the economic development bond.

Stockholders’ Equity. Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and a strong return on tangible equity to support opportunities for franchise growth. Long run growth in dividends and in both book value and tangible book value per share are also viewed as elements for shareholder value creation. A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves. In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators. When Berkshire negotiates business combinations, it generally targets to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at targeted capital metrics based on the characteristics of the combined banks. The Company’s common stock is listed on the New York Stock Exchange. Its preferred shares are non-voting conditionally convertible stock owned by one individual who is also the Company’s largest holder of common stock as a result of the Commerce acquisition. These holdings are restricted pursuant to an agreement filed with the SEC.

In May 2017, Berkshire completed its first public common stock offering since 2009, in the amount of $153 million (net of offering costs). This offering was for general corporate purposes and was conducted under the Company’s universal shelf registration statement with the SEC. The offering resulted in the issuance of 4.64 million shares at $34.50 per share ($32.98 per share net of costs). Also, in October, the Company completed the acquisition of Commerce Bancshares for total consideration of $229 million in a stock for stock exchange. The Company issued 4.84 million common shares and 522 thousand shares of a new Series B non-voting conditionally convertible preferred stock in this exchange, and the consideration was valued based on the $38.95 closing price of Berkshire common stock on October 13, 2017. During 2017, the Company reinvested $100 million of the stock offering proceeds in Berkshire Bank as additional paid-in capital, with the remainder held in cash at the holding company at the end of 2017. The Company considered the equity-down streamed to the bank as offsetting most of the tangible equity dilution from the Commerce merger due to the $135 million increase in goodwill and intangible assets. The Company considered the equity retained at the holding company as providing an additional capital buffer and as a source of investment in the bank to support future growth as appropriate.

Total shareholders’ equity increased by $403 million, or 37%, to $1.5 billion in 2017. This included the benefit of the $382 million in stock issuances discussed above, together with retained earnings. Total common shares outstanding increased by 9.6 million shares, or 27%, to 45.3 million shares. Preferred stock was issued in the form of 522,000 shares, which are conditionally convertible into 1,044,000 common shares and bearing a dividend as preferred shares equal to twice the per share common dividend.

Berkshire’s return on equity decreased to 4.5% in 2017 due primarily to the provisional write-down of the deferred tax asset as a result of tax reform. The non-GAAP measure of adjusted return on tangible common equity decreased to 11.8% from 12.5% primarily due to the excess equity during the year between the May stock offering and the completion of the Commerce acquisition in October. The Company focuses on its internal generation of tangible equity to support growth and dividends, as well as to support merger and other non-operating charges.

Berkshire’s capital metrics increased during the year due to the excess capital from the stock offering. The ratio of equity to assets increased to 12.9% from 11.9%, while the non-GAAP measure of tangible equity to assets increased to 8.5% from 7.7%. The Company generally targets to operate with this ratio in the 7-8% range. The consolidated risk based capital ratio increased to 12.4% from 11.9% including the excess cash held at the holding company. The Bank’s risk based capital ratio remained unchanged at 11.2%. Book value per common share increased by 5% to $32.14 and tangible book value also increased by 5% to $19.83 per common share.

One of the requirements of the $10 billion Dodd Frank threshold is increased capital stress testing processes. The Company has invested in staff and resources to develop these processes. Based on its most recent internal modeling of financial condition as of year-end 2016, the Company expected to remain well capitalized under the most severe stress test assumptions based on its capital and dividend structure at that date. The Company plans to informally submit to regulators a stress test based on year-end 2017 data during the year 2018. The Company’s first formal submission of a stress test is planned for 2019.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
Summary: Berkshire’s results in 2017 included growth from acquisitions and a significant amount of charges, viewed as non-operating, which depressed GAAP results. Based on its adjusted measures, discussed further below, Berkshire produced improvement in its earnings per share and ROA measures, which are its primary strategic focus.

Berkshire’s 2017 results include the First Choice operations acquired in December 2016, including the targeted efficiencies which resulted from the integration of these operations in 2017. Results also included the Commerce operations acquired in October 2017, and the Company is targeting efficiencies in 2018 from the planned integration of those operations. Due to these business combinations, most measures of revenue, expense, income, and average balances increased in 2017 compared to 2016. Additionally, per share measures were affected by the issuance of shares as merger consideration, together with the stock offering in May 2017 which was simultaneous with the Commerce announcement. All acquisitions were targeted to be accretive to earnings and earnings per share when fully integrated, and to provide a long term double digit return on equity.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to normalized operations. These items are primarily related to acquisition expenses. Berkshire views its net acquisition related costs as part of the economic investment for its acquisitions. These investments are intended to contribute to long term earnings growth and franchise value. Other significant charges excluded in 2017 from the adjusted earnings measure included contract termination costs for premises restructuring and the termination of hedges. These were mostly offset by the realization of gains on the sale of equity securities. The Company also recorded an $18 million charge for the provisional write-down of its net deferred tax asset following the enactment of federal tax reform near year-end. This reform is believed to contribute positively to shareholder value due to the reduction in the federal statutory tax rate beginning in 2018. Berkshire also makes references to adjusted revenues and adjusted expenses in its discussion of operating results. Please see the Non-GAAP reconciliation section of this report for more discussion and information about adjusted net income and other non-GAAP financial measures discussed in this report.

Net income decreased in 2017 by 6% to $55 million, while adjusted net income increased by 33% to $91 million. On a per share basis, net income decreased by 26% to $1.39, while adjusted net income increased by 4% to $2.29. The Company targets ongoing improvement in this measure to benefit from its investments in organic growth and acquisitions, and to improve profitability. Return on assets decreased by 24% to 0.56%, while adjusted return on assets increased by 8% to 0.93% as the Company moved closer to its target of 1.00% or higher. The federal tax reform and efficiencies from the Commerce integration are targeted to support further improvement in this measure in 2018.

The return on equity decreased by 31% to 4.5% while the adjusted return on equity decreased by 3% to 7.3% due to the excess equity on hand in 2017 while the Commerce merger was pending. The return on tangible common equity decreased by 5% to 11.8% due to the excess equity but continued to be important as a source of internal capital generation to support organic growth and dividends. The efficiency ratio increased by 3% to 60.0% due to the first full year including the acquired First Choice mortgage banking operations, which operate with narrower margins common to this business. Berkshire estimated that the efficiency of operations excluding mortgage banking improved to approximately 56%. This reflected the benefit of ongoing scale efficiencies and was achieved despite the higher regulatory cost burden as the Company crossed the $10 billion regulatory asset threshold.

Total Net Revenue. Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income. The Company also measures adjusted net revenue and adjusted net revenue per share in evaluating its growth strategies, operations, and strategies for generating positive operating leverage.

Total net revenue increased in 2017 by $122 million, or 41% to $420 million. On a pro-forma basis, as set forth in the consolidated financial statements, total 2017 revenue including the Commerce operations reached $480 million, with non-interest income providing 28% of total revenue. Revenue growth in 2017 included a 27% increase in net interest income and a 79% increase in fee income. Total revenue per share increased by 11% to $10.59, and on a pro forma basis with Commerce this measure increased to $10.81. These changes indicate the combined impact of the Commerce and First Choice acquisitions on Berkshire’s scale and business mix.

Net Interest Income. Net interest income is the primary contributor to revenue. Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets. Pricing disciplines for loans and deposits target a balance of market share and profitability objectives, while taking into account credit, liquidity, and interest rate sensitivity objectives. The Company also borrows to fund an investment portfolio to contribute to income and profitability, together with other balance sheet objectives. Assets and liabilities acquired in business combinations are marked to market for carrying value and yield, and balance sheet adjustments are often made at or following the acquisition date to integrate the acquired balance sheet with the Company’s balance sheet. Net interest income includes significant components related to the amortization of purchase accounting adjustments and deferred items. The most significant component is purchased loan accretion related to recoveries on the resolution of acquired impaired assets, where Berkshire has regularly posted significant gains that are included in net interest income. These gains are difficult to forecast and are highly variable from quarter to quarter, and generally reflect the Company’s strong asset management capabilities and continued demand for higher yielding assets in the ongoing low rate environment. The chief focus of the Company’s market risk assessment in the sensitivity of interest income to changes in interest rates.

Annual net interest income increased by $63 million, or 27%, in 2017. As noted in the pro-forma statements in the Company’s SEC filings, the business combinations in 2016 were estimated to add $36 million in net interest income in the first year of combined operations based on the assumptions set forth therein. The Commerce pro forma estimated that it would add up to $20 million per quarter in revenue in the first year; the Company owned Commerce operations for most of the fourth quarter of 2017. Interest income also increased as a result of 8% organic increase in loans, funded primarily by the 6% organic increase in deposits. The 27% increase in net interest income was attributable to the 23% increase in average earning assets and the 3% increase in the net interest margin.

The net interest margin increased throughout 2017 from 3.21% in the fourth quarter of 2016 to 3.50% in the fourth quarter of 2017. The margin for the year improved to 3.40% in 2017 from 3.31% in 2016. Factors that contributed to the improvement in the margin included the mix shift towards higher yielding commercial loans, the increase in interest rates, the termination of the fixed payment cash flow hedges, generally low deposit betas (indicating low sensitivity to interest rate changes), and the benefit of purchase accounting initially related to First Choice and then to Commerce. The yield on earning assets increased for the year to 4.16% from 3.93%, while there was a smaller increase in the cost of funds to 0.77% from 0.69%. Berkshire’s sensitivity to interest rates is discussed in Item 7A. Generally, its loan assets tied to LIBOR and prime adjust quickly to interest rate increases, as do short term borrowings, while deposit rates move in line with market forces which have been slower to react than expected. Lending spreads in some areas were pressured by slower demand in 2017. The Company will be monitoring the impact of the tax reform for any competitive impacts on loan yields or deposit costs that might affect the margin in the future.

The Company measures the impact of purchased loan accretion on the net interest margin. This accretion totaled $15 million and contributed 0.17% to the margin in 2017, compared to $8 million and 0.11% in 2016. The recognition of accretion depends on strategies for managing purchased credit impaired loans which have significantly benefited net interest income but which are uncertain and may vary from quarter to quarter. The Company has also benefited from the amortization of discount on purchased time deposits, which is mostly recognized in the first year or two following a merger.

Non-Interest Income. Most of Berkshire’s non-interest income is fee income, including various revenue sources related to its operations. As previously discussed, Berkshire focuses on fee income to build more enduring customer relationships and to diversify away from potential volatility in net interest income. Fee income is the primary revenue source for two of the Company’s national lending businesses - mortgage banking and specialty equipment lending. Many fee income sources do not require as much investment in assets and consequently do not require as much support from regulatory capital. These revenues therefore have the potential to increase the Company’s return on assets and return on equity towards its long-term goals.

Fee income increased by $54 million, or 79% in 2017, and totaled $123 million for the year. Mortgage banking fees increased by $47 million to $54 million, representing the first full year of the acquired First Choice national mortgage banking operations. The First Choice mortgage banking business ranks among the top 50 U.S. mortgage banking originators. Berkshire originated $2.4 billion in total held for sale mortgages in 2017. Revenue recognition is based on interest rate lock commitments which generally are entered into before mortgages are originated. The Company targets approximately a 0.3% pre-tax profit margin measured as a percentage of total originations volume. The mortgage banking unit operates with a high percentage of variable costs, to support earnings during periods when volume declines. Direct costs of originations are netted against the total fee revenue reported.

Loan fees increased by $5 million to $21 million. Loan fees in 2017 included $9 million in SBA loan sale gains, $5 million in commercial loan interest rate swap fees, $3 million in gains on the sale of seasoned mortgages, and $2 million in asset based lending fees. The increase was primarily due to higher SBA loan volumes, and included increased cross-sale activities among the lending groups. Deposit related fees increased by $2 million, or 9%, to $27 million including the First Choice and Commerce contributions. Deposit related fees decreased to 0.38% of average deposits in 2017, compared to 0.43% in the prior year. This reflected the lower fee penetration of the acquired banks as well as the shift in mix towards commercial balances. Deposit fees in 2017 included $8 million in overdraft fees, $9 million in bank card fees, and $7 million in other service charge income. The Company expects that its card fee income will be reduced by $5-6 million per year based on the Durbin amendment to the Dodd Frank Act, as a result of crossing the $10 billion asset threshold. This reduction will begin in the second half of 2018.

Non-interest income in 2017 included $13 million in securities gains, a $7 million charge for the loss on the termination of hedges, and $3 million in other net charges. The securities gains were due to the equity securities sales described previously in the investment securities section. The loss on the termination of hedges was described previously in the derivative securities section. The $3 million in other net charges was due to a $9 million charge for the amortization of tax credit investments, which was more than offset by benefits to income tax expense as further discussed below. This charge was partially offset by $4 million in accrued income on bank owned life insurance contracts.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses increased by $4 million, or 21%, to $21 million in 2017. The provision for loan losses exceeded net loan charge-offs and resulted in an increase in the loan loss allowance due to portfolio growth.

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

Non-interest expense includes amounts viewed by the Company as not related to recurring operations. These expenses are excluded from the Company’s non-GAAP measure of adjusted expense. The primary component of these expenses is merger related expense, which totaled $25 million in 2017 and $14 million in 2016. These expenses related mostly to the Commerce and First Choice acquisitions. Most First Choice merger related expenses have been recorded. The Company has targeted $32 million in Commerce merger related expenses, of which $21 million was recorded in 2017 and the remainder is expected to be recorded in 2018. The Company recorded restructuring and other expense totaling $7 million in 2017 and $2 million in 2016, which was primarily related to premises lease terminations as the Company has right sized its facilities. In 2017, the Company recorded $3 million in employee and community investment expense for initiatives undertaken due to the federal tax reform. Total expenses excluded from the measure of adjusted expenses totaled $35 million in 2017 compared to $16 million in 2016.
Total non-interest expense increased by $96 million, or 47%, to $300 million in 2017. Adjusted expense, excluding items discussed above, increased by $77 million, or 41%, to $265 million. The largest expense growth was in compensation (46%), premises and technology (30%), and marketing (276%). The compensation and marketing expense changes were affected by the mortgage banking expense structure, which has higher variable compensation expense and marketing payments related to designated business channels. Expenses benefited from the First Choice integration, which was targeted to result in $15 million in annualized cost savings on completion of integration. The Commerce integration in 2018 is targeted to result in $8 million in such annualized savings. Expenses in 2017 also benefited from the restructuring initiatives early in the year which reduced ongoing overhead costs.

The efficiency ratio increased to 59.97% in 2017 from 58.27% in 2016. The acquired mortgage banking business operates with lower margins and therefore a higher efficiency ratio. The Company estimates that it operated with an efficiency ratio of approximately 56% in 2017 excluding mortgage banking. This demonstrates the ongoing benefit of the Company’s growth strategies. Berkshire had full time equivalent staff totaling 1,992 at year-end 2017, including the Commerce positions which were reported at 226 as of September 30, 2017. Berkshire reported 1,788 full time equivalent staff as of that date. Full time equivalent staff totaled 1,731 positions as of year-end 2016.

Income Tax Expense. Income taxes are discussed in a note to the consolidated financial statements; this note is important to an understanding of this discussion.

The effective tax rate increased to 45% in 2017 from 24% in 2016. This included the $18 million charge to write-down the net deferred tax assets as a result of the federal income tax reform near year-end. Before this charge, the effective tax rate in 2017 was 26%.

The Company also measures its effective tax rate on adjusted income as a non-GAAP measure. The Company excluded the $18 million deferred tax provisional write-down from its tax expense in this analysis. The adjusted effective tax rate on adjusted pre-tax income measured 29% in 2017. This adjusted rate exceeded the 26% GAAP rate before the deferred tax charge due to the total net adjustments to GAAP income, primarily from merger charges. These charges resulted in lower GAAP pre-tax income, compared to adjusted pre-tax income. As a result, the GAAP tax rate (before the deferred tax charge) had a higher proportionate benefit from tax advantaged revenues, and therefore was lower than the adjusted rate. This is a normal occurrence for the Company due to its record of acquisitions which result in merger costs that reduce GAAP earnings.

The 29% adjusted income tax rate on adjusted income in 2017 increased from 26% in 2016. This increase primarily reflects the increase in pre-tax adjusted income and the proportionately lower benefit of slower growing tax advantaged sources and a decrease in the benefit from investment tax credit programs. As the Company has grown, ongoing earnings growth has been a normal contributor to changes in the tax rate.

The 29% adjusted effective tax rate on adjusted income in 2017 was 6% lower than the 35% federal statutory rate due to the benefit of items listed in the effective tax rate table in the consolidated financial statements. Federal tax reform reduced the future federal statutory tax rate to 21%, and also adjusted certain other deductions and benefits that impact the overall effective tax rate. The Company estimates that federal tax reform results in a projected effective tax rate of 22-24%, taking into account anticipated changes in earnings and revenue/expense mix. As previously noted, the Company expects to record Commerce merger expenses in 2018 and therefore anticipates that GAAP income may be lower than adjusted income and the GAAP tax rate may be lower than the adjusted tax rate. The actual rates recognized will depend on business, market, and tax developments in 2018.

The Company’s report on Form 10-K in 2016 commented on potential tax reform, and the actual reform and its impacts were consistent with the Company’s analysis when this reform was under discussion at the start of the year.
The Company had accumulated a net deferred tax asset totaling $41 million at the start of the year. This tax asset was further increased due to the Commerce acquisition. This asset represented the benefit of future tax deductions resulting from differences between GAAP and tax accounting based on an assumption about future earnings levels. Because tax reform reduced the future statutory tax rate, the benefit of these future deductions was reduced, and necessitated a 28% write-down of the net tax asset at year-end. As noted in the consolidated financial statement, this asset was primarily composed of items related to the allowance for loan losses and purchase accounting adjustments, and was net of liabilities consisting primarily of intangible amortization. The $18 million net write-down was the result of the tax reform impacts on these and other component items of the net deferred tax asset. Many banks reported write-downs due to the accumulation of tax assets with similar components.

The deferred tax asset at year-end 2017 includes a $7 million balance related to unrealized capital losses on tax credit investments. The realization of these assets depends on the Company’s ability to generate future capital gains. The Company generated capital gain income from the sale of equity securities in 2017 which will be available to significantly offset these losses when they are realized in the future. The company expects to generate additional future capital gain income from a variety of sources, and has established a small $200 thousand state tax reserve on this component of the deferred tax asset.

The benefit to the overall effective rate from tax credit related investments decreased to 5% in 2017 from 8% in 2016 and 15% in 2015. The market benefit of these investments decreased in July 2016 based on updated IRS guidance, and investment supply was lower in 2017. Net of amortization charges recorded as a component of non-interest income, these investments contributed $0.04 to EPS in 2017, compared to $0.07 in 2016 and $0.17 in 2015. The Company anticipates that the supply of these investments may continue to decrease as the overall marginal corporate tax rate declines in the country.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Comprehensive income totaled $50 million in 2017 compared to $72 million in the prior year. This $22 million decrease was mainly due to the $19 million change in other comprehensive income to a loss of $6 million in 2017 from income of $13 million in 2016. The $6 million loss is due to the realization in net income of the prior unrealized equity securities gains which were partially offset by the prior unrealized loss on cash flow hedges. In 2016, other comprehensive income of $13 million resulted from the impact of lower long term interest rates, increasing the unrealized securities gain and decreasing the unrealized loss on derivative hedges.

Commerce Acquisition. At the close of business on October 13, 2017, the Company completed the acquisition of Commerce Bancshares Corp. and the merger of Commerce Bank and Trust into Berkshire Bank. With this acquisition, Berkshire gained the leading deposit market share in Worcester, the second largest city in New England. This business combination was the catalyst for Berkshire’s corporate headquarters relocation to Boston and it filled in the Company’s Massachusetts footprint west of Boston. This merger allowed Berkshire to strategically cross the $10 billion asset threshold with the goal of absorbing the additional regulatory burden with offsets from the accretive earnings benefits of the acquisition. The Commerce acquisition included deposit balances which supplemented Berkshire’s liquidity. At the time of the merger announcement, the Company also conducted a public stock offering which had the effect of offsetting the goodwill and costs of the merger when completed, as well as providing additional capital to support future growth including targeted expansion in Greater Boston.

The consideration for the Commerce acquisition was $229 million and deal costs were estimated at $20 million after-tax ($32 million pre-tax). The stock consideration included 4.842 million common shares valued at $188 million and 522 thousand preferred shares valued at $41 million, based on the $38.95 closing price of Berkshire common stock at the closing date. The preferred stock is non-voting and convertible under certain conditions into two common shares for each preferred share. It was issued to one shareholder interest, who also acquired common shares in the merger totaling 9.9% of total Berkshire common shares outstanding at the merger date.

The merger was announced in May and closed in October. Systems integration is targeted for March 2018.
Berkshire acquired net tangible assets with a fair value of $91 million as of the merger date, including a $35 million net deferred tax asset which was subsequently written down due to federal tax reform. The Company recorded $116 million in goodwill and $22 million in intangible assets, consisting primarily of the core deposit intangible asset.

The Company included $100 million of the equity from the common stock offering in its analysis of the Commerce acquisition. This analysis also assumed that the preferred stock would be converted to common stock and assumed that transaction costs were an initial adjustment to equity. The Company filed a Form 8-K/A with the SEC on December 29, 2017 which included a combined pro forma balance sheet, and purchase accounting adjustments in Note 2 of the Consolidated Financial Statements were not materially changed from this filing.  Including the above stated assumptions, the pro forma total dilution to tangible book value per share related to the Commerce acquisition was estimated at less than 1%. The Company targeted a double digit return on equity for this acquisition based on its analysis.  The actual acquisition cost was higher than original estimates due to a higher stock price on

Berkshire shares at closing.  The acquisition was analyzed based on the existing tax code, and the year-end federal tax reform is expected to benefit the future earnings stream targeted to payback the higher deal cost.

Pro Forma Acquisition Analysis. Note 2 - Acquisitions of the Consolidated Financial Statements includes pro forma summary financial information assuming that the Commerce acquisition had been completed as of January 1, 2016.  Pursuant to accounting principles, this pro forma financial information is based on the actual financial information of Berkshire and the acquired entity, and it includes purchase accounting adjustments but does not include targeted expense reductions or actual deal costs recorded.

The pro forma increase in revenue in 2016, the first year of acquisition, was $81 million, or 27%.  The pro forma increase in net income available to common shareholders was $20 million, or 34%, while the pro forma increase in earnings per common share was $0.27, or 14%.  This analysis did not include the $8 million, or 20%, in annual Commerce cost savings originally targeted on completion of integration.  It also did not include the 3.03 million common shares representing the $100 million portion of the public stock offering that the Company analyzed in conjunction with the acquisition.   These two factors were generally offsetting in their impact on pro forma earnings per share.  This analysis did not include the future benefit of the year-end federal tax reform or revenue synergies from changes in balance sheet management that Berkshire began undertaking subsequent to the acquisition.  It also did not project a lower provision for loan losses on Commerce operations due to the fair value accounting recorded on the merger date. The $0.27 pro forma EPS accretion did not include incremental operating cost and revenue impacts of crossing the Dodd Frank threshold. The pro forma analysis for 2017, the second year of acquisition, also indicated increases in revenue, earnings, and earnings per share.

Quarterly Results. Quarterly results for 2017 and 2016 are presented in a note to the consolidated financial statements. Results for all of these periods have been discussed in previous SEC Forms 10-Q and 10-K, except for operations in the fourth quarter of 2017. The first quarter of 2017 was the first full quarter including the First Choice operations acquired in December 2016. Berkshire produced steady growth in earnings and earnings per share through the first nine months of the year, including the benefits from the integration of First Choice operations which were completed during this period. First quarter results included several items that were viewed as not related to ongoing operations including realized equity gains which largely offset charges for terminating hedging and premises contracts, as well as merger costs. Revenues in the second and third quarter included seasonally higher mortgage banking revenue. A loss was recorded in the fourth quarter due to the $18 million charge for the deferred tax asset write-down resulting from federal tax reform and related charges for investment in employees and community giving. The fourth quarter also had elevated merger costs due to the Commerce acquisition. The Company viewed all of the above fourth quarter items as not related to ongoing operations, and its measure of adjusted earnings per share was generally stable through the final three quarters of the year. Per share results were impacted by the common stock offering in May which was dilutive to per share earnings until these shares, as well as the shares issued for Commerce merger consideration, obtained the benefit of Commerce operations acquired in October.

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

Results in 2016 continued the trend of improving profitability and further demonstrated a rebound from lower profitability in 2014. The GAAP return on assets increased by 9% to 74 basis points and the adjusted return on assets increased by 5% to 86 basis points. This was driven by the improvement in the efficiency ratio to 58.3% from 60.9%, which more than offset compression in the net interest margin and lower net tax credit benefits. The efficiency improvement resulted from positive operating leverage driven by revenue growth in conjunction with disciplined expense management. The improved return on assets contributed to higher return on equity. Internal capital generation was viewed as providing support for the dividend payout and organic business growth as well as contributing to improvement in capital metrics. In 2016, the return on equity measured 6.4% and the adjusted return on tangible equity measured 12.5%.

Total Net Revenue. Total net revenue increased by $30 million, or 11% to $298 million in 2016, reaching $304 million annualized in the fourth quarter including the new First Choice operations. Revenue growth included a 9% increase in net interest income and a 19% increase in fee income. Fourth quarter fee income increased to 26% of total revenue including First Choice mortgage banking revenues. Total revenue per share increased by 2% to $9.57 for the year 2016.

Net Interest Income. Annual net interest income increased by $18 million, or 9%, in 2016. This included the benefit of a 10% increase in average earnings asset from business expansion and was partially offset by a 1% decrease in the net interest margin to 3.31% from 3.34%. The decrease in margin during 2016 primarily reflected an increase in the cost of funds during the year to 0.73% in the final quarter of 2016 from 0.56% in the fourth quarter of 2015. This included the fixed rate interest rate swaps that became active in the first half of the year, the impact of higher short term interest rates on wholesale funding, the lengthening of time deposit maturities, and the higher cost of acquired First Choice deposits. The fourth quarter yield on earning assets was unchanged in 2016 compared to 2015. Loan yield compression was offset by higher securities yields and the benefit of the First Choice mortgage loans held for sale. The contribution of purchased loan accretion to net interest income was $8 million in both 2016 and 2015.

Non-Interest Income. Fee income increased by $11 million, or 19%, in 2016 and totaled $69 million. Loan related income grew by $8 million, or 101%, and mortgage banking income by $3 million, or 83%. These revenues benefited from the ongoing low interest rate environment through much of the year. Loan related income included SBA loan sale gains of $3 million, interest rate swap fee income of $5 million, and portfolio loan sale gains of $5 million. SBA loan sales increased due primarily to the contribution of the new 44 Business Capital team.

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

Non-interest income in 2016 included a $1 million net gain on the sale of business operations. Berkshire recorded a charge of $3 million for all other non-interest income in 2016, compared to a charge of $5 million in the prior year. This was due to charges for the amortization of tax credit related investments, which were more than offset by benefits to income tax expense, as further discussed below. This amortization charge totaled $9 million in 2016 and $11 million in 2015. This charge was partly offset by income accrued on bank owned life insurance, which totaled $4 million both in 2016 and in 2015.

Provision for Loan Losses. The provision for loan losses totaled $17 million in both 2016 and 2015. The provision for loan losses exceeded net loan charge-offs in both years, and resulted in an increase in the allowance for loan losses related primarily to growth in the loan portfolio during the year.

Non-Interest Expense. Total non-interest expense increased by $6 million, or 3%, in 2016. Excluding merger and restructuring costs, adjusted expenses increased by $8 million, or 5%. In comparison, total revenue increased by $30 million, or 11% and adjusted revenue increased by $32 million, or 12%. The resulting positive operating leverage improved the efficiency ratio to 58.3% in 2016 from 60.9% in 2015. This in turn led to the increases in return on assets and return on equity previously discussed. Expense growth in 2016 was mostly in the primary operating expense components of compensation, and technology due to the acquisitions and growth in business activities. Full time equivalent staff increased by 510 positions to 1,731 positions at year-end 2016 from 1,221 at the start of the year. Staff growth included 505 positions which were added with the First Choice acquisition in December.

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

The benefit to the overall effective rate from tax credit related investments decreased to 8% in 2016 from 15% in the prior year. In July, 2016 the IRS provided updated guidance that reduced the benefits of certain entity structures related primarily to commercial historic rehabilitation projects. For 2016, the Company netted $0.07 in benefit to earnings per share from these programs, as compared to $0.17 per share in 2015 (net of amortization charges recorded in non-interest income).

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

The primary liquidity need at the holding company is to support its capital structure, including shareholder dividends and debt service. Additionally, the holding company uses cash to support certain organizational expenses, stock purchases and buybacks, merger related costs, and limited business functions that cannot be performed at the Bank or the insurance subsidiary. The holding company primarily relies on dividends from the Bank to meet its ongoing cash needs. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Sources and uses of cash at the parent are reported in the condensed statements of the parent company included in the notes to the Consolidated Financial Statements. There are certain restrictions on the payment of dividends by the Bank as discussed in Note 18 - Shareholders' Equity and Earnings Per Common Share of the Consolidated Financial Statements. As of year-end 2017, the state statutory limit on future dividend payments by the Bank totaled $53 million. This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula. Dividends by the holding company require notice and non-objection from the Federal Reserve Bank in the event that earnings are not sufficient to cover the dividend. There was no objection to the dividend declared on fourth quarter operations which resulted in a loss due to the charge recorded due to federal tax reform.

At year-end 2017, the holding company had $83 million in cash and equivalents, compared to $43 million at the start of the year. The Parent’s cash is held on deposit in the Bank. The Parent raised $153 million in a public stock offering in May and invested $100 million into the Bank in conjunction with the Commerce acquisition in October, with the remaining cash supplementing regular liquidity held at the Parent. The Bank paid $39 million in dividends to the holding company in 2017, which was an increase from $33 million in 2016. The holding company has a $5 million unsecured line of credit, which was unused at year-end 2017 and which was reduced from $15 million during the year after the stock raise. The holding company manages a portfolio of equity securities in support of the consolidated strategy for investments and asset liability management. In 2017, the Company acquired Commerce, and all merger consideration was stock, so there was no impact on holding company liquidity, and the Commerce parent had no significant liquidity. Most merger and integration related costs are being incurred at the Bank level.

The Bank’s primary ongoing source of liquidity is customer deposits and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are borrowings, repayments of loans and investment securities, and the sale of investment securities. The Bank targets to grow customer deposits by increasing its market share among its regions in order to sustain loan growth as a primary component of its strategy. Deposit strategies also consider relative deposit costs as well as relationship and market share objectives. The Bank’s acquisition strategy is also targeted to supplement business activities including bank acquisitions and acquisitions of branches. The Commerce acquisition provided additional liquidity, as demonstrated by a decrease in Berkshire’s loans/deposits ratio to 95% at year-end 2017 from a quarter-end high of 102% during the year. The First Choice acquisition in December 2016 also improved liquidity at year-end 2016 compared to earlier levels during that year. Additionally, the Bank utilizes wholesale funding sources, including borrowings and brokered time deposits. Around year-end 2017, the Bank recruited government banking and international banking professionals who will be pursuing opportunities to develop municipal, institutional, and commercial deposit sources in the future.

The Company monitors the loans/deposits ratio in assessing directional changes in its liquidity, and in the past has allowed this metric to reach levels near 110% depending on the timing of business activity. The Company also monitors the levels of its wholesale funding in relationship to total assets. Brokered deposits can be more volatile than customer deposits depending on Company and economic events. FHLBB borrowings are in the context of standard, long-term FHLB programs but overall availability is constrained by collateral tests.

The Company also monitors the liquidity of investment securities and portfolio loans and has increased its active management of the loan portfolio to accomplish Company objectives, including liquidity goals. The Bank relies on its borrowings availability with the FHLBB for routine operating liquidity, and has other overnight borrowing relationships for contingency liquidity purposes. The Bank has improved its collateral management to improve its credit availability with the FHLBB and the Federal Reserve Bank of Boston. The Bank has also expanded its interest rate swaps with national counterparties to provide fixed interest instruments to large commercial borrowers. The Company has strengthened its liquidity planning and management processes in conjunction with its overall growth and regulatory expectations.

In 2017, the Bank’s primary use of funds was loan growth and the primary source of funds was deposit growth. The Bank’s balance sheet management in 2017 included the integration of the $1.8 billion Commerce balance sheet, which resulted in changes in certain asset management and funding strategies compared to the history of those operations. The Bank’s total FHLBB unused borrowing availability was $1.11 billion at year-end 2017 compared to $559 million at year-end 2016. The Bank is also expanding its list of approved correspondent banks and the availability of federal funds lines to the Company, although there has been no regular use of those lines historically or contemplated.

In acquiring Commerce, the Bank acquired their payroll deposit and transfer service, which works with payroll service bureau clients to accept their deposits and process ACH payments to their commercial customer employee accounts. The balances in this business fluctuate daily based on payroll cycles. As a result, the Bank’s daily cash management has expanded and it maintains additional focus on overnight liquidity and the management of daily cash clearing activity. During the fourth quarter, these payroll deposits averaged $242 million, with a high of $620 million and a low of $81 million.

The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market. Secondary market counterparties include federal mortgage agencies and selected U.S. financial institutions. The Bank works with third parties in hedging interest rate locks with to-be-announced mortgage backed securities and arranging commitments for the sale of individual loans to approved secondary market investors. Most sales are on a servicing released basis. Mortgage loans originated for sale in 2017 totaled $2.4 billion.

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

CAPITAL RESOURCES
The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s long term goal is to use capital efficiently to achieve its objective to become a higher performance company with a targeted return on equity exceeding 10%. A double digit return on equity is used to benchmark all lending and investment programs, together with all acquisition analyses. The Company seeks to maintain a competitive cost of capital and capital structure. The Company generally targets to maintain a ratio of tangible equity/tangible assets in the range of 7-8%. This ratio increased in 2017 due primarily to the benefit of the common stock offerings.

Berkshire views its internal return on tangible capital as the primary capital resource of the Company. The return on tangible equity averaged over 12% for the three years 2015-2017. The Company focuses on internal capital generation to support shareholder dividends and targeted organic growth and also to support non-operating charges and/or improvement in its capital ratios. The Company maintains a universal shelf registration of capital securities with the SEC. The shelf was used to support the $153 million public offering of common stock in May 2017. The Company sometimes uses issuances of unregistered stock for targeted small contractual payments. The Company has an approved stock repurchase program for 500,000 shares. There have been no recent repurchases under this program and no specific repurchases are presently contemplated. The Company normally uses common stock as a significant component consideration for business combinations. The resulting stock issuances have meaningfully increased the float and market capitalization of the Company, which exceeded $1.5 billion for the first time in 2017.

Due to the stock issuances in 2017, the Company has utilized most of its authorized common and preferred shares. Shareholder approval to amend the Certificate of Incorporation is required to increase authorized shares. The Company is assessing potential future actions to increase its authorized shares to support its potential future strategic growth.

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

CONTRACTUAL OBLIGATIONS
The year-end 2017 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB borrowings (1)	$1,047,736	$836,115	$204,183	$7,438	$—
Subordinated notes	89,339	—	—	—	89,339
Operating lease obligations (2)	96,356	12,830	20,080	15,859	47,587
Purchase obligations (3)	102,002	16,321	31,086	27,507	27,088
Total Contractual Obligations	$1,335,433	$865,266	$255,349	$50,804	$164,014
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

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. The Company views these transactions as ordinary to its business activities and its assessment is that there are no material changes in these arrangements at year-end 2017 compared to year-end 2016. Contractual obligations totaled $1.3 billion at year-end 2017, compared to $1.5 billion at year-end 2016. This decrease was primarily due to the lower balance of FHLBB borrowings at year-end 2017. As previously reported in the discussion of changes in financial condition, Berkshire has outstanding derivative financial instruments and engages in hedging activities, and the fair value of these contracts is recorded on the balance sheet.

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

Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this presentation. This discount is a Level 3 estimate and reflects management’s subjective judgments. At year-end 2017, the premium value of the loan portfolio was $175 million, or 2.1% of carrying value, compared to $27 million, or 0.4% of carrying value at year-end 2016. This increase included the impact of tighter lending spreads at year-end 2017 reflecting competitive factors, along with ongoing improvements in overall asset quality.

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

Financial instruments comprise the majority of the Company assets and liabilities. The net combined fair value of those instruments contributes to the economic value of the Company’s equity. The net premium value of financial instruments increased in 2017, reflecting the benefit of the common stock offering plus the contribution of retained earnings, together with the growth in the premium value of loans as discussed above. Instruments acquired in business combinations were recorded at fair value at acquisition date. These measures do not take into account the non-interest income generated by these customer relationships or the long term intangible value of the Company’s franchise in its markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company also seeks to manage the risk of interest rate changes to its net income and the economic value of equity. Further, where prudent, the Company seeks to be positioned to benefit from expected interest rate changes, within its risk parameters.

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

The Company manages its interest rate risk by analyzing the sensitivities and adjusting the mix of its assets and liabilities, including derivative financial instruments. The Company also uses secondary markets, brokerages, and counterparties to accommodate customer demand for long term fixed rate loans and to provide it with flexibility in managing its balance sheet positions. When the Company enters into business combinations, it considers interest rate risk as part of its merger analysis and it integrates existing and acquired operations as appropriate to achieve its objectives for the combined businesses.
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

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the ramped change described above, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings were expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. There were no material changes to the way that the Company measures market risk in 2017.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2017
+300	$9,806	2.95%	$11,193	3.40%
+200	7,940	2.39	9,374	2.85
+100	4,683	1.41	5,890	1.79
-100	(6,424)	(1.93)	(12,532)	(3.81)

At December 31, 2016
+300	$9,904	3.96%	$7,659	3.07%
+200	7,497	3.00	6,527	2.62
+100	4,632	1.85	4,448	1.78
-100	(5,853)	(2.34)	(10,100)	(4.05)

There were no significant changes in the sensitivity of net interest income at year-end 2017, compared to the start of the year. The Company is positioned to modestly benefit from parallel upward shifts in the yield curve in a ramped scenario. The acquisition of Commerce, with its commercial loans and deposits, was estimated to be positive for Berkshire’s asset sensitivity. This offsets the liability sensitivity introduced by the termination of Berkshire’s cash flow hedges.

In a flat rate scenario, the Company anticipates that there would be modest margin pressure on the year-end balance sheet, compared to fourth quarter results including Commerce. This is due to some asset repricings and the lagged nature of deposit repricings, along with anticipated decreases in the accretive benefits of purchase accounting. The interest sensitivity analyses are in comparison to this flat rate base case. The Company also analyzes its interest sensitivity based on the forward yield curve. At year-end 2017, the markets expected short term rates to increase more than long term rates in 2018, pushing the yield curve up and flattening it. In this scenario, asset sensitivity remains positive, but closer to neutral due to the more modest increase in long term interest rates implied by the forward curve.

The Company also evaluates net income at risk, taking into account primarily changes in fee income that may result from interest rate changes. In dollar terms, the asset sensitivity of the Company’s net income is less than its interest income, due to the negative impact of higher rates on fee income. In percentage terms, the net income sensitivity is greater since net income is a lower base compared to net interest income. Generally, fee income is viewed as negatively correlated with changes in interest rates. Higher rates can depress demand for fixed rate products that are the chief source of loan sale gains in mortgage banking and SBA lending, as well as interest rate swap income. Higher rates also are related to higher earnings credit rates on commercial transactions accounts, which reduces deposit service charges.

The Company’s equity at risk is normally liability sensitive due to the overall shorter duration of its funds sources compared to its loans and investments. The Company estimated that the economic value of its equity was 5% negatively impacted by a modeled 200 basis point interest rate shock at year-end 2017, which was not significantly different from the 4% risk estimated at the start of the year. The Company believes that the Commerce acquisition was beneficial to its equity at risk due to the shorter duration of its earning assets and the higher concentration of transactions accounts. This benefit was offset by a change in the modeling of the Company’s deposit decay timing, with no change in modeled deposit average lives. This change was facilitated by recent systems enhancements.

A key sensitivity of the Company’s interest rate risk analysis is the behavior of deposit costs as short term rates increase. The numerous assumptions about the sensitivity of deposits result in an estimated deposit beta of about 40%, which means that a 100 basis point increase in interest rates will translate into a 40 basis point increase in deposit costs after the lagging response is fully realized. The Company estimates that the deposit beta of interest bearing deposits was 47% at year-end 2017. The Company believes that its experience in 2017 was less sensitive than its assumptions. Deposit activity in the banking industry is beginning to react to the trend of increasing short term rates following the prolonged time when rates were very low. Uncertainties also exist regarding the impact of lower federal income taxes on industry pricing competition. The Company believes that its diversified markets and sources may provide it with comparative benefit in managing its deposit pricing to achieve its market, earnings, and risk objectives.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2017, the Audit Committee (the "Committee") of the Board of Directors of Berkshire Hills Bancorp, Inc. (the "Company") notified PricewaterhouseCoopers, LLP ("PwC") of its dismissal as the Company's independent registered public accounting firm. The dismissal was effective on August 9, 2017, with PwC having served as the Company's principal accountants for the first two quarters of the fiscal year ended December 31, 2017. The Committee participated in, and approved the decision to change its independent registered public accounting firm.

PwC's audit reports on the Company's consolidated financial statements as of and for the years ended December 31, 2016 and December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2016 and December 31, 2015 and the subsequent interim period through August 9, 2017, there were (i) no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure,  or auditing scope or procedures, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Also on August 3, 2017, the Committee completed a competitive selection process and selected Crowe Horwath LLP ("Crowe") as the Company's independent registered public accounting firm, effective August 10, 2017. During the two fiscal years ended December 31, 2016 and December 31, 2015 and the subsequent interim period preceding the selection of Crowe, the Company did not consult with Crowe regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and Crowe did not provide any written report or oral advice that Crowe concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2017. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders - Proposal 1 - Election of Directors” in Berkshire’s Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Michael P. Daly	56	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank
Richard M. Marotta	59	Senior Executive Vice President of the Company; President - Berkshire Bank
Sean A. Gray	42	Senior Executive Vice President of the Company; Chief Operating Officer - Berkshire Bank
James M. Moses	41	Senior Executive Vice President, Chief Financial Officer of the Company; Chief Financial Officer - Berkshire Bank
George F. Bacigalupo	63	Senior Executive Vice President, Commercial Banking - Berkshire Bank
Michael D. Carroll	56	Executive Vice President, Commercial Banking and Specialty Lending - Berkshire Bank
Tami F. Gunsch	55	Executive Vice President & Director of Relationship Banking - Berkshire Bank
Gregory D. Lindenmuth	50	Executive Vice President, Chief Risk Officer - Berkshire Bank
Allison P. O'Rourke	42	Executive Vice President, Finance & Investor Relations - Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Mr. Daly is employed pursuant to a three-year employment agreement which renews automatically if not otherwise terminated pursuant to its terms.

BIOGRAPHICAL INFORMATION

Michael P. Daly. Age 56.  Mr. Daly has served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since October 2002. Before these appointments, he served as Executive Vice President and Senior Loan Officer of the Bank. He has been an employee since 1986. He has served as a Director of the Company and the Bank since 2002.

Richard M. Marotta. Age 59.  Mr. Marotta was promoted to Senior Executive Vice President of the Company and President of the Bank in September 2015, having previously served as Executive Vice President, Chief Risk Officer since January 2010, as well as Chief Administrative Officer since July 2013. He is responsible for overall risk management, compliance, human resources, information technology, legal, and strategic services, and oversees audit, which reports to the Board. Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.

Sean A. Gray. Age 42. Mr. Gray was promoted to Senior Executive Vice President of the Company and Chief Operating Officer of the Bank in September 2015, having previously served as Executive Vice President, Retail Banking since 2010 and as a Senior Vice President since April 2008. Mr. Gray is responsible for the operating teams of the bank, including retail banking, commercial banking, specialty lending, mortgage banking, wealth management, insurance, and marketing. Mr. Gray joined the Company in January 2007 as First Vice President, Retail Banking. Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

James M. Moses. Age 41.  Mr. Moses is Senior Executive Vice President, Chief Financial Officer of the Company and the Bank, since joining the Bank in July 2016. He is responsible for the accounting, treasury, tax, and capital markets functions. Mr. Moses previously served at Webster Bank as Senior Vice President and Asset/Liability Manager. Mr. Moses joined Webster Bank in 2011 from M&T Bank where he spent four years in various roles including head mortgage trader, deposit products pricing manager and consumer credit card product manager.

George F. Bacigalupo. Age 63. Mr. Bacigalupo was promoted to Senior Executive Vice President, Commercial Banking in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Mr. Bacigalupo is responsible for commercial banking, including the middle-market, business banking and asset based lending teams in Eastern and Central Massachusetts and Connecticut. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Michael D. Carroll. Age 56. Mr. Carroll is Executive Vice President, Commercial Banking and Specialty Lending of Berkshire Bank, a position he was promoted to in October 2017. Mr. Carroll has previously held the positions of EVP, Chief Risk Officer and SVP, Chief Credit Officer managing the risk and credit departments of the Bank. In his role as EVP, Commercial Banking and Specialty Lending he is responsible for Firestone Financial (equipment leasing) and 44 Business Capital (SBA Lending) and is the executive leader of the regional commercial teams in Berkshire County, Vermont, Albany, Syracuse, and the Mid-Atlantic region. He joined the company in 2009 as SVP, New York Regional Commercial Leader. Previously, Mr. Carroll was Senior Vice President, Middle Market banking at KeyBank.

Tami F. Gunsch. Age 55.  Ms. Gunsch is Executive Vice President & Director of Relationship Banking, a position she was promoted to in January 2018. In this role, Ms. Gunsch will develop and lead the relationship banking strategy across all lines of business. She is further responsible for all aspects of the retail banking consumer experience, including branch operations, consumer lending, call center, and electronic/mobile banking. Ms. Gunsch has previously held the positions of EVP, Retail Banking and Senior Vice President since October 2011. Ms. Gunsch joined Berkshire from Citizens Bank in 2009 as First VP of Retail Banking.

Gregory D. Lindenmuth. Age 50.  Mr. Lindenmuth is the Executive Vice President, Chief Risk Officer of Berkshire Bank. Mr. Lindenmuth is responsible for Credit, credit/risk administration, and loan workout. Mr. Lindenmuth previously served as Senior Risk Examiner for the Division of Risk Management Supervision with the FDIC, where he was employed for 24 years. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking and Fraud Specialist and a member of the National Examination Procedures Committee.

Allison P. O’Rourke. Age 42. Ms. O’Rourke is Executive Vice President, Finance & Investor Relations, a position she assumed in January 2017, having previously served as Executive Vice President, Investor Relations Officer and Financial Institutions Banking. She joined the Company in 2013 and is responsible for investor relations, financial institutions banking, and financial planning and analysis. Ms. O’Rourke joined the Bank as Vice President in 2013 from the NYSE Euronext and previously worked in securities brokerage with Goldman Sachs and Speer Leeds and Kellogg.

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
For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Business Conduct and Anonymous Reporting Line Policy” in the Proxy Statement is incorporated by reference. A copy of the Company’s code of ethics is available to stockholders on the Company’s website at
http://ir.berkshirebank.com.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2017, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	75,589	$13.59	389,536
Equity compensation plans not approved by security holders	—	—	—
Total	75,589	$13.59	389,536

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” and “Procedures Governing Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the section “Proposals to be Voted on by Shareholders — Proposal 1 — Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Shareholders — Proposal 6 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1] Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
10.1	Amended and Restated Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Michael P. Daly (6)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Michael P. Daly (7)
10.3	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and George F. Bacigalupo (8)
10.4	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (9)
10.5	Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (10)
10.6	Supplemental Executive Retirement Agreement between Berkshire Bank and Richard M. Marotta (11)
10.7	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Sean A. Gray (12)
10.8	Form of Split Dollar Agreement entered into with Michael P. Daly, Sean A. Gray, and Richard M. Marotta (13)
10.9	Endorsement Agreement by and among Berkshire Hills Bancorp, Inc. and Geno Auriemma dated as of May 14, 2012 (14)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (15)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (16)
10.12	Berkshire Bank Executive Long-Term Care Insurance Plan (17)
10.13	Berkshire Bank 2017 Executive Short Term Incentive Plan
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”
21.0	Subsidiary Information
23.1	Consent of Crowe Horwath LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on November 9, 2017.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 6, 2009.
(7)	Incorporated herein by reference from the Exhibits to Form 10-K as filed on March 16, 2009.
(8)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(9)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 23, 2016.
(10)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2010.
(11)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 29, 2016.
(12)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(13)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(14)	Incorporated by reference from Exhibit 10.16 to the Form 10-Q as filed on August 9, 2012.
(15)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(16)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(17)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2018	By:	/s/ Michael P. Daly
Michael P. Daly
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Daly	President & Chief Executive Officer	March 1, 2018
Michael P. Daly	(principal executive officer)

/s/ James M. Moses	Senior Executive Vice President, Chief Financial Officer	March 1, 2018
James M. Moses	(principal financial and accounting officer)

/s/ William J. Ryan	Non-Executive Chairman	March 1, 2018
William J. Ryan

/s/ Paul T. Bossidy	Director	March 1, 2018
Paul T. Bossidy

/s/ David M. Brunelle	Director	March 1, 2018
David M. Brunelle

/s/ Robert M. Curley	Director	March 1, 2018
Robert M. Curley

/s/ John B. Davies	Director	March 1, 2018
John B. Davies

/s/ J. Williar Dunlaevy	Director	March 1, 2018
J. Williar Dunlaevy

/s/ Cornelius D. Mahoney	Director	March 1, 2018
Cornelius D. Mahoney

/s/ Pamela A. Massad	Director	March 1, 2018
Pamela A. Massad

/s/ Laurie Norton Moffatt	Director	March 1, 2018
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	March 1, 2018
Richard J. Murphy

/s/ Patrick J. Sheehan	Director	March 1, 2018
Patrick J. Sheehan

/s/ D. Jeffrey Templeton	Director	March 1, 2018
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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Management has excluded Commerce Bancshares Corp. and subsidiaries ("Commerce") from its assessment of internal control over financial reporting as of December 31, 2017 because this entity was acquired in a business combination in 2017. Commerce represents 17% of total assets and less than 1% of total revenue, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2017.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ Michael P. Daly	/s/ James M. Moses
Michael P. Daly	James M. Moses
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2018	March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of
Berkshire Hills Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued in 2013 by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.

As permitted, the Company has excluded the operations of Commerce Bancshares Corp. and subsidiaries (“Commerce”), acquired during 2017 and which is described in Note 2 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, Commerce has also been excluded from the scope of our audit of internal control over financial reporting.

Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Crowe Horwath LLP
We have served as the Company's auditor since 2017
New York, New York
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Berkshire Hills Bancorp, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2017

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2017	2016
Assets
Cash and due from banks	$91,122	$71,494
Short-term investments	157,641	41,581
Total cash and cash equivalents	248,763	113,075

Trading security	12,277	13,229
Securities available for sale, at fair value	1,426,099	1,209,537
Securities held to maturity (fair values of 405,276 in 2017 and $337,680 in 2016)	397,103	334,368
Federal Home Loan Bank stock and other restricted securities	63,085	71,112
Total securities	1,898,564	1,628,246

Loans held for sale, at fair value	153,620	120,673

Commercial real estate	3,264,742	2,616,438
Commercial and industrial loans	1,803,939	1,062,038
Residential mortgages	2,102,807	1,893,131
Consumer loans	1,127,850	978,180
Total loans	8,299,338	6,549,787
Less: Allowance for loan losses	(51,834)	(43,998)
Net loans	8,247,504	6,505,789

Premises and equipment, net	109,352	93,215
Other real estate owned	—	151
Goodwill	519,287	403,106
Other intangible assets	38,296	19,445
Cash surrender value of bank-owned life insurance	191,221	139,257
Deferred tax assets, net	47,061	41,128
Other assets	117,083	98,457
Total assets	$11,570,751	$9,162,542

Liabilities
Demand deposits	$1,667,323	$1,278,875
NOW deposits	673,891	570,583
Money market deposits	2,776,157	1,781,605
Savings deposits	741,954	657,486
Time deposits	2,890,205	2,333,543
Total deposits	8,749,530	6,622,092
Short-term debt	667,300	1,082,044
Long-term Federal Home Loan Bank advances	380,436	142,792
Subordinated notes	89,339	89,161
Total borrowings	1,137,075	1,313,997
Other liabilities	187,882	133,155
Total liabilities	10,074,487	8,069,244
(continued)

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2017; 1,000,000 shares authorized, no shares issued and outstanding in 2016)	40,633	—
Common stock ($.01 par value; 50,000,000 shares authorized, 46,211,894 shares issued, and 45,290,433 shares outstanding in 2017; 50,000,000 shares authorized, 36,732,129 shares issued, and 35,672,817 shares outstanding in 2016)	460	366
Additional paid-in capital - common stock	1,242,487	898,989
Unearned compensation	(6,531)	(6,374)
Retained earnings	239,179	217,494
Accumulated other comprehensive income (loss)	4,161	9,766
Treasury stock, at cost (921,461 shares in 2017 and 1,059,312 shares in 2016)	(24,125)	(26,943)
Total shareholders’ equity	1,496,264	1,093,298
Total liabilities and shareholders’ equity	$11,570,751	$9,162,542
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Interest and dividend income
Loans	$308,099	$242,600	$211,347
Securities and other	52,159	37,839	35,683
Total interest and dividend income	360,258	280,439	247,030
Interest expense
Deposits	43,855	30,883	22,948
Borrowings and subordinated notes	21,608	17,289	10,233
Total interest expense	65,463	48,172	33,181
Net interest income	294,795	232,267	213,849
Non-interest income
Mortgage banking income	54,251	7,555	4,133
Loan related income	21,401	16,694	8,310
Deposit related fees	27,165	24,963	25,084
Insurance commissions and fees	10,589	10,477	10,251
Wealth management fees	9,395	8,917	9,702
Total fee income	122,801	68,606	57,480
Other	(3,377)	(3,289)	(5,302)
Gain (Loss) on securities, net	12,598	(551)	2,110
Gain on sale of business operations, net	296	1,085	—
Loss on termination of hedges	(6,629)	—	—
Total non-interest income	125,689	65,851	54,288
Total net revenue	420,484	298,118	268,137
Provision for loan losses	21,025	17,362	16,726
Non-interest expense
Compensation and benefits	152,979	104,600	97,370
Occupancy and equipment	35,422	27,220	28,486
Technology and communications	25,900	19,883	16,881
Marketing and promotion	11,877	3,161	3,306
Professional services	9,165	6,199	5,172
FDIC premiums and assessments	6,457	5,066	4,649
Other real estate owned and foreclosures	44	691	833
Amortization of intangible assets	3,493	2,927	3,563
Merger, restructuring and conversion related expenses	31,558	15,461	17,611
Other	22,815	18,094	18,958
Total non-interest expense	299,710	203,302	196,829
Income from continuing operations before income taxes	99,749	77,454	54,582
Income tax expense	44,502	18,784	5,064
Net income	$55,247	$58,670	$49,518
Preferred stock dividend	219	—	—
Income available to common shareholders	$55,028	$58,670	$49,518

Earnings per common share:
Basic	$1.40	$1.89	$1.74
Diluted	$1.39	$1.88	$1.73
Weighted average common shares outstanding:
Basic	39,456	30,988	28,393
Diluted	39,695	31,167	28,564
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$55,247	$58,670	$49,518
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	(15,142)	18,859	(9,677)
Changes in unrealized gains and losses on derivative hedges	6,573	1,959	(5,232)
Changes in unrealized gains and losses on pension	(94)	515	(1,177)
Total other comprehensive income (loss), before tax	(8,663)	21,333	(16,086)
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	5,610	(7,199)	3,640
Changes in unrealized gains and losses on derivative hedges	(2,589)	(835)	2,094
Changes in unrealized gains and losses on pension	37	(228)	468
Total income tax (expense) benefit related to other comprehensive income (loss)	3,058	(8,262)	6,202
Total other comprehensive income (loss)	(5,605)	13,071	(9,884)
Total comprehensive income	$49,642	$71,741	$39,634
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2015	—	—	25,183	$265	$585,289	$(6,147)	$156,446	$6,579	$(33,145)	$709,287
Comprehensive income:
Net income	—	—	—	—	—	—	49,518	—	—	49,518
Other net comprehensive (loss)	—	—	—	—	—	—	—	(9,884)	—	(9,884)
Total comprehensive income	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	49,518	(9,884)	—	39,634
Acquisition of Hampden Bancorp, Inc	—	—	4,186	42	114,562	—	—	—	—	114,604
Acquisition of Firestone Financial	—	—	1,442	15	42,092	—	—	—	—	42,107
Cash dividends declared on common shares ($0.76 per share)	—	—	—	—	—	—	(21,903)	—	—	(21,903)
Treasury stock purchased	—	—	(18)	—	—	—	—	—	(550)	(550)
Forfeited shares	—	—	(20)	—	47	509	—	—	(556)	—
Exercise of stock options	—	—	16	—	—	—	(176)	—	415	239
Restricted stock grants	—	—	226	—	440	(6,029)	—	—	5,589	—
Stock-based compensation	—	—	—	—	—	4,670	—	—	—	4,670
Net tax benefit related to stock-based compensation	—	—	—	—	167	—	—	—	—	167
Other, net	—	—	(41)	—	22	—	—	—	(1,088)	(1,066)
Balance at December 31, 2015	—	—	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189
Comprehensive income:		0
Net income	—	—	—	—	—	—	58,670	—	—	58,670
Other net comprehensive income	—	—	—	—	—	—	—	13,071	—	13,071
Total comprehensive income	—	—	—	—	—	—	58,670	13,071	—	71,741
Acquisition of 44 Business Capital	—	—	45	—	—	—	—	—	1,217	1,217
Acquisition of First Choice Bank	—	—	4,410	44	151,004	—	—	—	—	151,048
Cash dividends declared on common shares ($0.80 per share)	—	—	—	—	—	—	(24,916)	—	—	(24,916)
Treasury stock adjustment (1)	—	—	—	—	4,632	—	—	—	(4,632)	—
Forfeited shares	—	—	(70)	—	148	1,789	—	—	(1,937)	—
Exercise of stock options	—	—	151	—	—	—	(145)	—	3,857	3,712
Restricted stock grants	—	—	211	—	575	(5,787)	—	—	5,212	—
Stock-based compensation	—	—	—	—	—	4,621	—	—	—	4,621
Net tax benefit related to stock-based compensation	—	—	—	—	(1)	—	—	—	—	(1)
Other, net	—	—	(48)	—	12	—	—	—	(1,325)	(1,313)
Balance at December 31, 2016	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298
Comprehensive income:
Net income	—	—	—	—	—	—	55,247	—	—	55,247
Other net comprehensive (loss)	—	—	—	—	—	—	—	(5,605)	—	(5,605)
Total comprehensive income	—	—	—	—	—	—	55,247	(5,605)	—	49,642
Acquisition of Commerce Bank	522	40,633	4,842	48	188,552	—	—	—	—	229,233
Common stock issued, net of $7.1 million offering costs	—	—	4,638	46	152,938	—	—	—	—	152,984
Cash dividends declared on common shares ($0.84 per share)	—	—	—	—	—	—	(33,022)	—	—	(33,022)
Cash dividends declared on preferred shares ($0.42 per share)	—	—	—	—	—	—	(219)	—	—	(219)
Forfeited shares	—	—	(17)	—	102	516	—	—	(618)	—
Exercise of stock options	—	—	19	—	—	—	(158)	—	487	329
Restricted stock grants	—	—	161	—	1,650	(5,775)	—	—	4,125	—
Stock-based compensation	—	—	—	—	—	5,102	—	—	—	5,102
Other, net	—	—	(26)	—	256	—	(163)	—	(1,176)	(1,083)
Balance at December 31, 2017	522	40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$55,247	$58,670	$49,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,025	17,362	16,726
Net amortization of securities	1,678	4,052	3,010
Net change in unamortized loan origination costs and premium	2,232	(4,138)	(961)
Premises and equipment depreciation and amortization expense	9,916	8,393	8,594
Stock-based compensation expense	5,102	4,621	4,686
Accretion of purchase accounting entries, net	(18,189)	(9,407)	(10,074)
Amortization of other intangibles	3,493	2,927	3,563
Write down of other real estate owned	10	395	480
Excess tax loss from stock-based payment arrangements	—	(105)	(167)
Income from cash surrender value of bank-owned life insurance policies	(3,615)	(3,913)	(3,356)
(Loss) gain on sales of securities, net	(12,598)	551	(2,110)
Net (increase) decrease in loans held for sale	(32,947)	5,185	(3,212)
Loss on disposition of assets	912	1,318	3,514
(Gain) loss on sale of real estate	(51)	40	191
Amortization of tax credits	8,477	8,882	11,428
Remeasurement of deferred tax asset	18,145	—	—
Net change in other	19,254	3,309	4,458
Net cash provided by operating activities	78,091	98,142	86,288

Cash flows from investing activities:
Net decrease in trading security	632	599	570
Proceeds from sales of securities available for sale	188,921	421,843	41,169
Proceeds from maturities, calls and prepayments of securities available for sale	206,648	166,736	184,753
Purchases of securities available for sale	(498,646)	(400,053)	(285,637)
Proceeds from maturities, calls and prepayments of securities held to maturity	12,600	7,734	8,534
Purchases of securities held to maturity	(77,208)	(7,115)	(62,274)
Net change in loans	(468,331)	(334,347)	(388,091)
Acquisitions, net of cash paid	374,611	(48,180)	74,324
Net cash used for branch sale	—	—	(11,715)
Proceeds from surrender of bank-owned life insurance	310	258	554
Purchase of bank-owned life insurance	(20,000)	—	—
Proceeds from sale of Federal Home Loan Bank stock	96,378	19,461	2,357
Purchase of Federal Home Loan Bank stock	(88,351)	(19,555)	(10,706)
Proceeds from premises and equipment	—	226	2,261
Purchase of premises and equipment, net	(12,528)	(9,101)	(7,340)
Net investment in limited partnership tax credits	(5,102)	(7,616)	(5,105)
Payment to terminate cash flow hedges	6,573	—	—
Proceeds from sale of other real estate	590	1,515	1,854
Net cash used in investing activities	(282,903)	(207,595)	(454,492)
 (continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2017	2016	2015
Cash flows from financing activities:
Net increase in deposits	$418,550	$140,730	$475,823
Proceeds from Federal Home Loan Bank advances and other borrowings	5,978,358	9,364,599	8,566,300
Repayments of Federal Home Loan Bank advances and other borrowings	(6,174,781)	(9,365,159)	(8,620,064)
Issuance of common stock, net of $7.1 million offering costs	152,985	—	—
Purchase of treasury stock	—	—	(550)
Exercise of stock options	329	3,712	239
Excess tax loss from stock-based payment arrangements	—	—	167
Cash dividends paid	(33,241)	(24,916)	(21,903)
Acquisition contingent consideration paid	(1,700)	—	—
Net cash provided by financing activities	340,500	118,966	400,012

Net change in cash and cash equivalents	135,688	9,513	31,808

Cash and cash equivalents at beginning of year	113,075	103,562	71,754

Cash and cash equivalents at end of year	$248,763	$113,075	$103,562

Supplemental cash flow information:
Interest paid on deposits	$43,133	$28,777	$22,130
Interest paid on borrowed funds	21,336	16,674	9,974
Income taxes paid, net	18,323	16,229	429

Acquisition of non-cash assets and liabilities:
Assets acquired	1,584,786	1,169,086	948,796
Liabilities assumed	(1,959,489)	(965,529)	(762,261)

Other non-cash changes:
Other net comprehensive (loss) income	(5,605)	13,071	(9,884)
Real estate owned acquired in settlement of loans	490	340	2,085
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016, and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Boston, Mass. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference. For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected. Interest income is also net of recoveries recorded on acquired impaired loans. ASC310-30 loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, and are homogenous in size, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. ASC 310-30 loans that cannot be aggregated into a pool are accounted for individually.

After we acquire loans determined to be accounted for under ASC 310-30, actual cash collections are monitored to determine if they conform to management’s expectations. Revised cash flow expectations are prepared each quarter. A decrease in expected cash flows in subsequent periods may indicate impairment and would require us to establish an allowance for loan and lease losses (“ALLL”) by recording a charge to the provision for loan and lease losses. An increase in expected cash flows in subsequent periods initially reduces any previously established ALLL by the increase in the present value of cash flows expected to be collected, and requires us to recalculate the amount of accretable yield for the ASC 310-30 loan or pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the ASC 310-30 loan or pool.

An ASC 310-30 loan may be derecognized either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, foreclosure of the collateral, or charge-off. If one of these events occurs, the loan is removed from the loan pool, or derecognized if it is accounted for as an individual loan. ASC 310-30 loans subject to modification are not removed from an ASC 310-30 pool even if those loans would otherwise be deemed troubled debt restructurings (“TDRs”) since the pool, and not the individual loan, represents the unit of account. Individually accounted for ASC 310-30 loans that are modified in a TDR are no longer classified as ASC 310-30 loans and are subject to TDR recognition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. The Company has determined that the Company can reasonably estimate future cash flows on the Company’s current portfolio of acquired loans that are past due 90 days or more and on which the Company is accruing interest and the Company expects to fully collect the carrying value of the loans.

For loans that do not meet the ASC 310-30 criteria, the Company accretes interest income based on the contractually required cash flows. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans.

Allowance for Loan Losses
The allowance for loan losses is established based upon the level of estimated probable incurred losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses includes allowance allocations calculated in accordance with ASC 310, “Receivables,” and allowance allocations calculated in accordance with ASC 450, “Contingencies.” The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical and industry portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are based on an estimate of historical average annual percentage rate of loan loss for each loan segment, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

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

Risk characteristics relevant to each portfolio segment are as follows:
Commercial real estate — Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans. In addition, construction loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment and which are closely monitored against formula based collateral advance ratios. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Residential mortgage — All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The Company evaluates certain loans individually for specific impairment. Large groups of small balance homogeneous loans such as the residential mortgage, home equity, and other consumer portfolios are collectively evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or non-accrual status. The evaluation of certain loans individually for specific impairment includes non-accrual loans over a threshold and loans that were determined to be Troubled Debt Restructurings (“TDRs”). A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

Regarding acquired loans, the Company subjects loans that do not meet the ASC 310-30 criteria to ASC 450-20 by collectively evaluating these loans for an allowance for loan loss. The Company applies a methodology similar to the methodology prescribed for business activities loans, which includes the application of environmental factors to each category of loans. The methodology to collectively evaluate the acquired loans outside the scope of ASC 310-30 includes the application of a number of environmental factors that reflect management’s best estimate of the level of incremental credit losses that might be recognized given current conditions. This is reviewed as part of the allowance for loan loss adequacy analysis. As the loan portfolio matures and environmental factors change, the loan portfolio will be reassessed each quarter to determine an appropriate reserve allowance.

Additionally, the Company considers the need for an additional reserve for acquired loans accounted for outside of the scope of ASC 310-30 under ASC 310-20. At acquisition date, the Bank determined a fair value mark with credit and interest rate components. Under the Company’s model, the impairment evaluation process involves comparing the carrying value of acquired loans, including the unamortized premium or discount, to the calculated reserve allowance. If necessary, the Company books an additional reserve to account for shortfalls identified through this calculation. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans.

Bank-Owned Life Insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

Foreclosed and Repossessed Assets
Other real estate owned is comprised of real estate acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Repossessed collateral is primarily comprised of aircraft, motor vehicles, and taxi medallions. Both other real estate owned and repossessed collateral are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shortfall, if any, of the loan balance over the fair value of the property or collateral, less cost to sell, at the time of transfer from loans to other real estate owned or repossessed collateral is charged to the allowance for loan losses. Subsequent to transfer, the asset is carried at lower of cost or fair value less cost to sell and periodically evaluated for impairment. Subsequent impairments in the fair value of other real estate owned and repossessed collateral are charged to expense in the period incurred. Net operating income or expense related to other real estate owned and repossessed collateral is included in operating expenses in the accompanying consolidated statements of income. Because of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned and repossessed collateral. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned and repossessed collateral may differ from the amounts reflected in the consolidated financial statements.

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

Premises and Equipment
Land is carried at cost. Buildings, improvements, and equipment are carried at cost less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, plus optional terms if certain conditions are met, or the estimated useful life of the asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions.  Income tax positions and recorded tax benefits are based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 16 to the Consolidated Financial Statements for more information on commitments to lend and forward commitments.

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future Application of Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. The standard permits the use of either the retrospective or cumulative effect transition method. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. This ASU impacts the Company’s wealth management fees, insurance commissions and fees, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties. ASU 2014-09, as amended, became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 on January 1, 2018 was not material to our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain non-marketable equity investments at cost less any impairment and adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017. ASU 2016-01 became effective for the Company on January 1, 2018. The adoption will increase the volatility of other income (expense), net, as a result of the re-measurement of our equity and cost method investments. The adoption of ASU 2016-01 on January 1, 2018 was not material to our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the new accounting guidance, but it is not expected to have a material impact.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2018, the FASB issued ASU No. 2018-02,  “Income statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  These amendments are effective for all entities for fiscal years beginning after December 15, 2018.  For interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company will reclassify the stranded tax effect in accumulated other comprehensive income to retained earnings as required under the new accounting guidance beginning March 31, 2018.

NOTE 2. ACQUISITIONS

Commerce Bank
At the close of business on October 13, 2017, the Company completed the acquisition of Commerce Bancshares Corp. (“Commerce”), the parent company of Commerce Bank & Trust Company (“Commerce Bank”). Commerce Bank also merged with and into Berkshire Bank. Headquartered in Worcester, Mass., Commerce Bank operated 16 branch banking offices providing a range of services in Central Massachusetts and greater Boston. With this agreement, the Company established a market position in Worcester, New England’s second largest city. Additionally, this acquisition was a catalyst for the Company’s decision to relocate its corporate headquarters to Boston and to expand its Greater Boston market initiatives. This acquisition also increased the Company’s total assets over the $10 billion Dodd Frank Act threshold for additional regulatory requirements.

As established by the merger agreement, each of the 6.328 million outstanding shares of Commerce common stock was converted into the right to receive 0.93 shares of the Company's common stock, plus cash in lieu of fractional shares. Certain Commerce common stock was instead converted into the right to receive 0.465 shares of new Series B preferred stock (non-voting) issued by the Company, pursuant to limited circumstances established by the merger agreement. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. As of close of business on October 13, 2017, the Company issued 4.842 million common shares and 522 thousand preferred shares as merger consideration, pursuant to the merger agreement. The value of this consideration was measured at $188.6 million for the common stock and $40.6 million for the preferred stock based on the $38.95 closing price of the Company’s common stock on the issuance date.

Pursuant to the Merger Agreement, the Commerce Bancshares 2010 Long-Term Incentive Plan was terminated prior to the acquisition date and the holder of a phantom stock award, whether or not vested, received an amount of cash determined by multiplying (i) the excess, if any, of $34.00 less the applicable per share exercise price of that Commerce phantom stock award by (ii) the number of shares of Commerce common stock subject to that Commerce phantom stock award, less any required tax withholding. Prior to the effective time of the merger, Commerce accelerated and repaid in full the Commerce subordinated debt per the merger agreement.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Due to the complexity in valuing the acquired loans and the significant amount of data inputs required, the valuation of the loans is not yet final. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. Management continues to review initial estimates on certain areas such as loan valuations and the deferred tax asset.

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

		Fair Value		As Recorded by
(in thousands)	As Acquired	Adjustments		the Company
Consideration Paid:
Company common stock issued to Commerce common shareholders				$188,599
Company preferred stock issued to certain Commerce shareholders				40,633
Cash in lieu paid to Commerce shareholders				1
Total consideration paid				$229,233
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$374,611	$—		$374,611
Investment securities	115,274	(1,427)	(a)	113,847
Loans, net	1,327,256	(86,505)	(b)	1,240,751
Premises and equipment	8,931	5,346	(c)	14,277
Core deposit intangibles	—	22,400	(d)	22,400
Deferred tax assets, net	7,956	26,580	(e)	34,536
Goodwill and other intangibles	11,233	(11,233)	(f)	—
Other assets	52,709	(3,664)	(g)	49,045
Deposits	(1,710,872)	(1,180)	(h)	(1,712,052)
Borrowings	(19,542)	—		(19,542)
Other liabilities	(5,086)	265		(4,821)
Total identifiable net assets	$162,470	$(49,418)		$113,052

Goodwill				$116,181
________________________________
Explanation of Certain Fair Value Adjustments

(a)	The adjustment represents the write down of the book value of securities to their estimated fair value at the date of acquisition.

(b)
The adjustment represents the write-off of $15.0 million in allowance for loan and lease losses and the write down of the book value of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. The valuation of the loans is provisional. Loans with evidence of credit deterioration at acquisition are accounted for under ASC 310-30 and had a book value of $163.1 million and had a fair value of $71.1 million. Non-impaired loans accounted for under ASC 310-20 had a book value of $1.18 billion and have a fair value of $1.17 billion. ASC 310-30 loans have a $10.8 million fair value adjustment that is accretable in earnings. ASC 310-20 loans have a $4.0 million fair value adjustment premium that is amortized over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

(c)
The adjustment represents an increased fair value based on the appraised value of Commerce’s owned branches and headquarters comprised of $5.7 million for buildings and $0.7 million for land. This was offset by a $1.0 million reduction of the book value of furniture, fixtures, and equipment, to their estimated fair value and the immediate expensing of equipment not meeting the thresholds for capitalization in accordance with Company policy. The adjustments will be depreciated over the remaining estimated economic lives of the assets.

(d)
The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base (10 years).

(e)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

(f)	Represents the write-off of goodwill and intangible assets from a prior Commerce acquisition.

(g)	The adjustment includes a $3.5 million write-down of repossessed assets based on market report data.

(h)
The adjustment is necessary because the weighted average interest rate of time deposits exceeded the cost of similar funding at the time of acquisition. The amount will be amortized over the estimated useful life of nine months.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, the Company estimated fair value by analyzing the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans acquired, as the loans were initially recorded at fair value. Provisional information about the Commerce Bank acquired loan portfolio subject to ASC 310-30 as of October 13, 2017 is as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$163,125
Contractual cash flows not expected to be collected (nonaccretable discount)	(81,205)
Expected cash flows at acquisition	81,920
Interest component of expected cash flows (accretable discount)	(10,815)
Fair value of acquired loans	$71,105

Capitalized goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

Direct acquisition and integration costs of the Commerce Bank acquisition were expensed as incurred, and totaled $17.8 million during the twelve months ending December 31, 2017 and there were none for the same period of 2016.

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of Commerce assuming the acquisition was completed as of January 1, 2016. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments. These adjustments would have been different if they had been recorded on January 1, 2016, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisition had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. The unaudited pro forma information is based on the actual financial statements of Berkshire and the acquired business for the periods shown until the dates of acquisition, at which time the acquired business operations became included in Berkshire’s financial statements.

For whole-bank acquisitions, the Company has determined it is impractical to report the amounts of revenue and earnings of each entity since acquisition date. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of Commerce’s operations are included in the Consolidated Statement of Income.

The unaudited pro forma information, for the twelve months ended December 31, 2017 and 2016, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit and customer relationship intangibles; and (c) an estimated tax rate of 40 percent. Direct acquisition expenses incurred by the Company during 2017, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Years ended December 31,
	2017	2016
Net interest income	$344,797	$302,012
Non-interest income	134,818	77,192
Income available to common shareholders	77,340	78,859

NOTE 3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $2.1 million and $0.9 million pledged as collateral support for derivative financial contracts at year-end 2017 and 2016, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $20.4 million and $17.0 million at year-end 2017 and 2016, respectively.

NOTE 4. TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $10.8 million and $11.4 million and a fair value of $12.3 million and $13.2 million at year-end 2017 and 2016, respectively. Unrealized (losses) gains recorded through income on this security totaled ($0.3) million, ($0.4) million, and ($0.2) million for 2017, 2016, and 2015, respectively. As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other securities in the trading portfolio at year-end 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES

The following is a summary of securities available for sale (“AFS”) and securities held to maturity (“HTM”):

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$113,427	$5,012	$(206)	$118,233
Agency collateralized mortgage obligations	859,705	397	(8,944)	851,158
Agency mortgage-backed securities	218,926	279	(2,265)	216,940
Agency commercial mortgage-backed securities	64,025	41	(1,761)	62,305
Corporate bonds	110,076	882	(237)	110,721
Trust preferred securities	11,334	343	—	11,677
Other bonds and obligations	9,757	154	(31)	9,880
Total debt securities	1,387,250	7,108	(13,444)	1,380,914
Marketable equity securities	36,483	9,211	(509)	45,185
Total securities available for sale	1,423,733	16,319	(13,953)	1,426,099
Securities held to maturity
Municipal bonds and obligations	270,310	8,675	(90)	278,895
Agency collateralized mortgage obligations	73,742	1,045	(486)	74,301
Agency mortgage-backed securities	7,892	—	(164)	7,728
Agency commercial mortgage-backed securities	10,481	—	(268)	10,213
Tax advantaged economic development bonds	34,357	596	(1,135)	33,818
Other bonds and obligations	321	—	—	321
Total securities held to maturity	397,103	10,316	(2,143)	405,276
Total	$1,820,836	$26,635	$(16,096)	$1,831,375
December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$117,910	$2,955	$(1,049)	$119,816
Agency collateralized mortgage obligations	652,680	2,522	(3,291)	651,911
Agency mortgage-backed securities	230,308	557	(2,181)	228,684
Agency commercial mortgage-backed securities	65,673	229	(1,368)	64,534
Corporate bonds	56,320	408	(722)	56,006
Trust preferred securities	11,578	368	(59)	11,887
Other bonds and obligations	10,979	195	(16)	11,158
Total debt securities	1,145,448	7,234	(8,686)	1,143,996
Marketable equity securities	47,858	19,296	(1,613)	65,541
Total securities available for sale	1,193,306	26,530	(10,299)	1,209,537
Securities held to maturity
Municipal bonds and obligations	203,463	3,939	(2,416)	204,986
Agency collateralized mortgage-backed securities	75,655	1,281	(411)	76,525
Agency mortgage-backed securities	9,102	—	(243)	8,859
Agency commercial mortgage-backed securities	10,545	—	(434)	10,111
Tax advantaged economic development bonds	35,278	1,596	—	36,874
Other bonds and obligations	325	—	—	325
Total securities held to maturity	334,368	6,816	(3,504)	337,680
Total	$1,527,674	$33,346	$(13,803)	$1,547,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2017 and 2016, accumulated net unrealized gains on AFS securities included in accumulated other comprehensive income were $2.3 million and $16.2 million, respectively. At year-end 2017 and 2016, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive income were $7.7 million and $9.0 million respectively. The year-end 2017 and 2016 related income tax benefit of $4.0 million and $9.6 million, respectively, was also included in accumulated other comprehensive income.

The amortized cost and estimated fair value of available for sale (AFS) and held to maturity (HTM) securities, segregated by contractual maturity at year-end 2017 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable. Equity securities have no maturity and are also shown in total.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$622	$623	$1,261	$1,261
Over 1 year to 5 years	32,659	32,972	25,892	26,422
Over 5 years to 10 years	75,261	76,745	8,752	8,917
Over 10 years	136,052	140,171	269,083	276,434
Total bonds and obligations	244,594	250,511	304,988	313,034

Marketable equity securities	36,483	45,185	—	—
Mortgage-backed securities	1,142,656	1,130,403	92,115	92,242
Total	$1,423,733	$1,426,099	$397,103	$405,276

At year-end 2017 and 2016, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$24,410	$24,240	$51,292	$51,290
Securities pledged for municipal deposits	210,382	214,513	147,950	148,435
Total	$234,792	$238,753	$199,242	$199,725

Proceeds from the sale of AFS securities in 2017, 2016, and 2015 were $188.9 million, $421.8 million, and $41.2 million, respectively. The components of net realized gains and losses on the sale of AFS securities are as follows. These amounts were reclassified out of accumulated other comprehensive income and into earnings:

(In thousands)	2017	2016	2015
Gross realized gains	$13,877	$2,762	$4,567
Gross realized losses	(1,279)	(3,313)	(2,457)
Net realized gains/(losses)	$12,598	$(551)	$2,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$206	$8,985	$206	$8,985
Agency collateralized mortgage obligations	6,849	655,479	2,095	80,401	8,944	735,880
Agency mortgage-backed securities	765	95,800	1,500	65,323	2,265	161,123
Agency commercial mortgage-back securities	334	17,379	1,427	39,268	1,761	56,647
Corporate bonds	1	328	236	15,769	237	16,097
Trust preferred securities	—	—	—	—	—	—
Other bonds and obligations	11	1,096	20	2,004	31	3,100
Total debt securities	7,960	770,082	5,484	211,750	13,444	981,832
Marketable equity securities	509	3,731	—	—	509	3,731
Total securities available for sale	$8,469	$773,813	$5,484	$211,750	$13,953	$985,563
Securities held to maturity
Municipal bonds and obligations	35	10,213	55	2,059	90	12,272
Agency collateralized mortgage obligations	—	—	486	12,946	486	12,946
Agency mortgage-backed securities	—	—	164	7,728	164	7,728
Agency commercial mortgage-back securities	—	—	268	10,213	268	10,213
Tax advantaged economic development bonds	1,135	7,305	—	—	1,135	7,305
Total securities held to maturity	1,170	17,518	973	32,946	2,143	50,464
Total	$9,639	$791,331	$6,457	$244,696	$16,096	$1,036,027

December 31, 2016
Securities available for sale
Debt securities:
Municipal bonds and obligations	$1,049	$13,839	$—	$—	$1,049	$13,839
Agency collateralized mortgage obligations	3,291	319,448	—	—	3,291	319,448
Agency mortgage-backed securities	2,153	130,766	28	2,061	2,181	132,827
Agency commercial mortgage-backed securities	1,368	44,860	—	—	1,368	44,860
Corporate bonds	11	4,780	711	19,655	722	24,435
Trust preferred securities	—	—	59	1,204	59	1,204
Other bonds and obligations	15	3,014	1	27	16	3,041
Total debt securities	7,887	516,707	799	22,947	8,686	539,654
Marketable equity securities	157	6,600	1,456	5,927	1,613	12,527
Total securities available for sale	$8,044	$523,307	$2,255	$28,874	$10,299	$552,181
Securities held to maturity
Municipal bonds and obligations	2,416	69,308	—	—	2,416	69,308
Agency collateralized mortgage obligations	411	14,724	—	—	411	14,724
Agency mortgage-backed securities	243	8,859	—	—	243	8,859
Agency commercial mortgage-back securities	434	10,111	—	—	434	10,111
Total securities held to maturity	3,504	103,002	—	—	3,504	103,002
Total	$11,548	$626,309	$2,255	$28,874	$13,803	$655,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2017, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2017:

AFS municipal bonds and obligations
At year-end 2017, 6 out of the total 260 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2017. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2017, 179 out of the total 234 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2017. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2017, 58 out of the total 103 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2017. All securities are performing.

AFS corporate bonds
At year-end 2017, 1 out of the total 20 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 1.5% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At year-end 2017, 6 out of the total 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2017. All securities are performing.

HTM Municipal bonds and obligations
At year-end 2017, 12 out of the total 231 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2017. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM collateralized mortgage obligations
At year-end 2017, 1 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in unrealized loss positions. Aggregate unrealized losses represented 3.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2017. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2017, 2 out of the total 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantees the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2017. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2017, 1 out of the total 7 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 13.4% of the amortized cost of the security in an unrealized loss position. The above mentioned tax advantaged economic bond was downgraded to special mention during the year. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

At year-end 2017, 2 out of the total 20 securities in the Company’s portfolio of marketable equity securities were in unrealized loss positions. The unrealized loss represented 11.3% of the amortized cost of the securities. The Company has the ability and intent to hold the securities until a recovery of their cost basis and does not consider the securities other-than-temporarily impaired at year-end 2017. As new information becomes available in future periods, changes to the Company’s assumptions may be warranted and could lead to a different conclusion regarding the OTTI of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction, single and multi-family, and other commercial real estate classes. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other consumer loan classes. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses.

A substantial portion of the loan portfolio is secured by real estate in Massachusetts, southern Vermont, northeastern New York, New Jersey, and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Commerce Bank, First Choice Bank, Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. Once the full integration of the acquired entity is complete, acquired and business activity loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	December 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$181,371	$84,965	$266,336	$253,302	$34,207	$287,509
Single and multi-family	217,083	206,082	423,165	191,819	125,672	317,491
Other commercial real estate	1,819,253	755,988	2,575,241	1,481,223	530,215	2,011,438
Total commercial real estate	2,217,707	1,047,035	3,264,742	1,926,344	690,094	2,616,438

Commercial and industrial loans	1,182,569	621,370	1,803,939	908,102	153,936	1,062,038

Total commercial loans	3,400,276	1,668,405	5,068,681	2,834,446	844,030	3,678,476

Residential mortgages:
1-4 family	1,808,024	289,373	2,097,397	1,583,794	297,355	1,881,149
Construction	5,177	233	5,410	11,178	804	11,982
Total residential mortgages	1,813,201	289,606	2,102,807	1,594,972	298,159	1,893,131

Consumer loans:
Home equity	294,954	115,227	410,181	313,521	80,279	393,800
Auto and other	603,767	113,902	717,669	478,368	106,012	584,380
Total consumer loans	898,721	229,129	1,127,850	791,889	186,291	978,180

Total loans	$6,112,198	$2,187,140	$8,299,338	$5,221,307	$1,328,480	$6,549,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	December 31, 2017	December 31, 2016
Unamortized net loan origination costs	$24,669	$21,972
Unamortized net premium on purchased loans	4,311	4,849
Total unamortized net costs and premiums	$28,980	$26,821

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and its lending partners share proportionally in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties. At year-end 2017 and 2016, the Company was servicing loans for participants totaling $1.8 billion and $0.5 billion, respectively.

In 2017, the Company purchased loans aggregating $500.9 million and sold loans aggregating $514.5 million. In 2016, the Company purchased loans aggregating $190.8 million and sold loans aggregating $307.7 million. Net gains (losses) on sales of loans were $11.7 million, $8.0 million, and $6.0 million for the years 2017, 2016, and 2015, respectively. These amounts are included in Loan Related Income on the Consolidated Statement of Income.

Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.3 billion, or 15.8%, and $1.1 billion, or 16.8% of total loans in 2017 and 2016, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2017 or 2016.

At year-end 2017, the Company had pledged loans totaling $350.7 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 12 - Borrowed Funds.

At year-end 2017 and 2016, the Company’s commitments outstanding to related parties totaled $50.8 million and $38.7 million, respectively, and the loans outstanding against these commitments totaled $44.1 million and $25.6 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2017 and 2016, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2017 totaled $2.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $97.3 million. These loans are evaluated for impairment through the quarterly reforecasting of expected cash flows. Of the $97.3 million, $53.3 million are Commercial Real Estate, $34.6 million are Commercial and Industrial loans, $7.0 million are Residential Mortgages, and $2.4 million are Consumer loans.

The carrying amount of the acquired loans at December 31, 2016 totaled $1.3 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans maintained a carrying value of $46.8 million. Of the $46.8 million, $34.8 million were Commercial Real Estate, $3.4 million were Commercial and Industrial loans, $7.3 million were Residential Mortgages, and $1.3 million were Consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2017	2016	2015
Balance at beginning of period	$8,738	$6,925	$2,541
Acquisitions	10,815	6,125	4,777
Reclassification from nonaccretable difference for loans with improved cash flows	(23)	2,488	3,640
Changes in expected cash flows that do not affect nonaccretable difference	(2,380)	(3,018)	—
Reclassification to TDR	—	(185)	—
Accretion	(5,589)	(3,597)	(4,033)
Balance at end of period	$11,561	$8,738	$6,925

The following is a summary of past due loans at December 31, 2017 and 2016:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$181,371	$181,371	$—
Single and multi-family	—	—	451	451	216,632	217,083	—
Commercial real estate	1,925	48	5,023	6,996	1,812,257	1,819,253	457
Total	1,925	48	5,474	7,447	2,210,260	2,217,707	457
Commercial and industrial loans
Total	4,031	1,912	6,023	11,966	1,170,603	1,182,569	128
Residential mortgages:
1-4 family	2,412	242	2,186	4,840	1,803,184	1,808,024	520
Construction	—	—	—	—	5,177	5,177	—
Total	2,412	242	2,186	4,840	1,808,361	1,813,201	520
Consumer loans:
Home equity	444	1,235	1,747	3,426	291,528	294,954	120
Auto and other	3,389	599	1,597	5,585	598,182	603,767	143
Total	3,833	1,834	3,344	9,011	889,710	898,721	263
Total	$12,201	$4,036	$17,027	$33,264	$6,078,934	$6,112,198	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$253,302	$253,302	$—
Single and multi-family	618	110	624	1,352	190,467	191,819	155
Commercial real estate	481	2,243	4,212	6,936	1,474,287	1,481,223	—
Total	1,099	2,353	4,836	8,288	1,918,056	1,926,344	155
Commercial and industrial loans
Total	3,090	1,301	6,290	10,681	897,421	908,102	5
Residential mortgages:
1-4 family	1,393	701	4,179	6,273	1,577,521	1,583,794	1,956
Construction	10	—	—	10	11,168	11,178	—
Total	1,403	701	4,179	6,283	1,588,689	1,594,972	1,956
Consumer loans:
Home equity	99	—	2,981	3,080	310,441	313,521	306
Auto and other	2,483	494	968	3,945	474,423	478,368	16
Total	2,582	494	3,949	7,025	784,864	791,889	322
Total	$8,174	$4,849	$19,254	$32,277	$5,189,030	$5,221,307	$2,438

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$7,655	$84,965	$—
Single and multi-family	671	—	203	874	2,846	206,082	—
Commercial real estate	816	1,875	2,156	4,847	42,801	755,988	109
Total	1,487	1,875	2,359	5,721	53,302	1,047,035	109
Commercial and industrial loans
Total	1,252	268	1,439	2,959	34,629	621,370	23
Residential mortgages:
1-4 family	957	2,581	1,247	4,785	6,974	289,373	30
Construction	—	—	—	—	—	233	—
Total	957	2,581	1,247	4,785	6,974	289,606	30
Consumer loans:
Home equity	286	40	1,965	2,291	1,956	115,227	—
Auto and other	346	135	430	911	483	113,902	38
Total	632	175	2,395	3,202	2,439	229,129	38
Total	$4,328	$4,899	$7,440	$16,667	$97,344	$2,187,140	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2016
Commercial real estate:
Construction	$—	$—	$—	$—	$47	$34,207	$—
Single and multi-family	2	—	437	439	4,726	125,672	—
Commercial real estate	1,555	—	765	2,320	30,047	530,215	—
Total	1,557	—	1,202	2,759	34,820	690,094	—
Commercial and industrial loans:
Total	1,850	15	1,262	3,127	3,369	153,936	24
Residential mortgages:
1-4 family	321	343	2,015	2,679	7,283	297,355	443
Construction	—	—	—	—	—	804	—
Total	321	343	2,015	2,679	7,283	298,159	443
Consumer loans:
Home equity	753	—	870	1,623	957	80,279	353
Auto and other	542	314	1,686	2,542	387	106,012	791
Total	1,295	314	2,556	4,165	1,344	186,291	1,144
Total	$5,023	$672	$7,035	$12,730	$46,816	$1,328,480	$1,611

The following is summary information pertaining to non-accrual loans at year-end 2017 and 2016:

	December 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	—	—	—	—	—	—
Single and multi-family	451	203	654	469	437	906
Other commercial real estate	4,566	2,047	6,613	4,212	765	4,977
Total	5,017	2,250	7,267	4,681	1,202	5,883
Commercial and industrial loans:
Total	5,895	1,333	7,228	6,285	1,155	7,440

Residential mortgages:
1-4 family	$1,666	$1,217	$2,883	$2,223	$1,572	$3,795
Construction	—	—	—	—	—	—
Total	1,666	1,217	2,883	2,223	1,572	3,795
Consumer loans:
Home equity	1,627	1,965	3,592	2,675	517	3,192
Auto and other	1,454	392	1,846	952	895	1,847
Total	3,081	2,357	5,438	3,627	1,412	5,039

Total non-accrual loans	$15,659	$7,157	$22,816	$16,816	$5,341	$22,157
(1) At year-end 2017, acquired credit impaired loans account for $83 thousand of loans greater than 90 days past due that are not presented in the above table.
(2) At year-end 2016, acquired credit impaired loans account for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2017 and 2016 were as follows:

Business Activities Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$33,732	$5,761	$3,872	$—	$43,365
Collectively evaluated	2,183,975	1,176,808	1,809,329	898,721	6,068,833
Total	$2,217,707	$1,182,569	$1,813,201	$898,721	$6,112,198

Business Activities Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$25,549	$5,705	$2,775	$2,703	$36,732
Collectively evaluated	1,900,795	902,397	1,592,197	789,186	5,184,575
Total	$1,926,344	$908,102	$1,594,972	$791,889	$5,221,307

Acquired Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,244	$421	$2,617	$27	$7,309
Purchased credit-impaired loans	53,302	34,629	6,974	2,439	97,344
Collectively evaluated	989,489	586,320	280,015	226,663	2,082,487
Total	$1,047,035	$621,370	$289,606	$229,129	$2,187,140

Acquired Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,256	$635	$308	$406	$5,605
Purchased credit-impaired loans	34,820	3,369	7,283	1,344	46,816
Collectively evaluated	651,018	149,932	290,568	184,541	1,276,059
Total	$690,094	$153,936	$298,159	$186,291	$1,328,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2017 and 2016 and for the years then ended:

Business Activities Loans

	At December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Commercial real estate - single and multifamily	1,077	3,607	—
Other commercial real estate	18,285	18,611	—
Other commercial and industrial loans	2,060	2,629	—
Residential mortgages - 1-4 family	660	1,075	—
Consumer - home equity	867	1,504	—
With an allowance recorded:
Commercial real estate - construction	$159	$159	$1
Commercial real estate - single and multifamily	159	171	1
Other commercial real estate	14,321	15,235	227
Other commercial and industrial loans	3,716	4,249	66
Residential mortgages - 1-4 family	1,344	1,446	130
Consumer - home equity	1,014	999	34
Consumer - other	17	17	1

Total
Commercial real estate	$34,001	$37,783	$229
Commercial and industrial	5,776	6,878	66
Residential mortgages	2,004	2,521	130
Consumer	1,898	2,520	35
Total impaired loans	$43,679	$49,702	$460
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	At December 31, 2016
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate	$18,905	$18,905	$—
Other commercial and industrial loans	382	382	—
Residential mortgages - 1-4 family	2,101	2,101	—
Consumer - home equity	1,605	1,605	—
With an allowance recorded:
Commercial real estate - single and multifamily	$179	$181	$2
Other commercial real estate	6,306	6,462	156
Other commercial and industrial loans	5,060	5,324	264
Residential mortgages - 1-4 family	538	674	136
Consumer - home equity	942	1,098	156
Total
Commercial real estate	$25,390	$25,548	$158
Commercial and industrial	5,442	5,706	264
Residential mortgages	2,639	2,775	136
Consumer	2,547	2,703	156
Total impaired loans	$36,018	$36,732	$714
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	At December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$204	$290	$—
Other commercial real estate loans	1,123	2,794	—
Other commercial and industrial loans	255	310	—
Residential mortgages - 1-4 family	658	671	—
Consumer - home equity	1,374	1,654	—
Consumer - other	27	27	—

With an allowance recorded:
Commercial real estate - single and multifamily	$887	$880	$18
Other commercial real estate loans	2,043	1,661	38
Other commercial and industrial loans	165	166	1
Residential mortgages - 1-4 family	166	185	9
Consumer - home equity	433	540	45

Total
Commercial real estate	$4,257	$5,625	$56
Commercial and industrial	420	476	1
Residential mortgages	824	856	9
Consumer	1,834	2,221	45
Total impaired loans	$7,335	$9,178	$111
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2016
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$547	$547	$—
Residential mortgages - 1-4 family	208	208	—
Consumer - home equity	—	—	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$1,250	$1,358	$108
Other commercial real estate loans	2,209	2,351	142
Other Commercial and industrial loans	576	635	59
Residential mortgages - 1-4 family	89	100	11
Consumer - home equity	292	406	114

Total
Commercial real estate	$4,006	$4,256	$250
Commercial and industrial	576	635	59
Residential mortgages	297	308	11
Consumer	292	406	114
Total impaired loans	$5,171	$5,605	$434
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2017, 2016 and 2015:

Business Activities Loans

	December 31, 2017		December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—	$2,245	$92
Commercial real estate - single and multifamily	341	214	36	1	60	—
Other commercial real estate	20,867	1,123	6,463	1,155	12,487	302
Other commercial and industrial	4,437	265	3,349	131	3,870	177
Residential mortgages - 1-4 family	1,128	31	2,403	91	1,353	38
Consumer-home equity	1,291	30	612	5	442	13
Consumer-other	72	3	2	—	—	—

With an allowance recorded:
Commercial mortgages - construction	$41	$3	$—	$—	$—	$—
Commercial real estate - single and multifamily	169	12	15	6	—	—
Other commercial real estate	11,372	520	7,576	349	3,214	132
Other commercial and industrial	3,251	267	2,002	225	810	37
Residential mortgages - 1-4 family	1,289	59	682	26	1,704	72
Consumer-home equity	1,007	29	999	35	83	—
Consumer - other	4	1	103	4	112	4

Total
Commercial real estate	$32,790	$1,872	$14,090	$1,511	$18,006	$526
Commercial and industrial	7,688	532	5,351	356	4,680	214
Residential mortgages	2,417	90	3,085	117	3,057	110
Consumer loans	2,374	63	1,716	44	637	17
Total impaired loans	$45,269	$2,557	$24,242	$2,028	$26,380	$867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2017		December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—	$445	$60
Commercial real estate - single and multifamily	342	82	—	—	2,014	57
Other commercial real estate	487	239	521	20	1,721	37
Other commercial and industrial	581	43	492	9	—	—
Residential mortgages - 1-4 family	390	28	293	12	463	6
Consumer - home equity	773	22	—	—	152	5
Consumer - other	7	1	105	1	59	5

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—	$—	$—
Commercial real estate - single and multifamily	903	47	1,064	115	623	33
Other commercial real estate	1,719	91	2,618	165	1,384	96
Other commercial and industrial	47	13	369	17	31	3
Residential mortgages - 1-4 family	173	9	214	25	304	9
Consumer - home equity	400	21	—	—	195	7

Total
Commercial real estate	$3,451	$459	$4,203	$300	$6,187	$283
Commercial and industrial	628	56	861	26	31	3
Residential mortgages	563	37	507	37	767	15
Consumer loans	1,180	44	105	1	406	17
Total impaired loans	$5,822	$596	$5,676	$364	$7,391	$318

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2017, 2016, and 2015 respectively. The tables include the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2017 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the year-ended December 31, 2016 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the twelve months ending December 31, 2017
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$235	$235
Commercial - Other	15	13,445	11,718
Commercial and industrial - Other	12	3,507	3,507
Residential - 1-4 Family	4	331	314
Consumer - Home Equity	3	122	122
	35	$17,640	$15,896

	Modifications by Class For the twelve months ending December 31, 2016
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	5	$437	$437
Commercial - Other	5	16,651	16,651
Commercial and industrial - Other	4	555	555
Residential - 1-4 Family	2	5	5
Consumer - Home Equity	1	117	117
	17	$17,765	$17,765

	Modifications by Class For the twelve months ending December 31, 2015
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Construction	1	$123	$123
Commercial - Single and multifamily	2	307	307
Commercial - Other	4	8,577	7,274
Commercial and industrial - Other	6	9,041	8,904
Consumer - Other	1	999	999
	14	$19,047	$17,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose the recorded investment and number of modifications for TDRs for the prior years where a concession was made and the borrower subsequently defaulted in the respective reporting period. For the year ended 2017, there were three loans that were restructured that had subsequently defaulted during the period. For the period ended 2016, there were no loans that were restructured that had subsequently defaulted during the period. For the year ended 2015, there were eight loans that were restructured that had subsequently defaulted during the period.

	Modifications that subsequently defaulted for the twelve months ending December 31, 2017
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	—	$—
Commercial - Other	1	113
Commercial and industrial - Other	2	492
Residential - 1-4 Family	—	—
	3	$605

	Modifications that subsequently defaulted for the twelve months ending December 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Single and multifamily	1	$—
Commercial - Other	1	373
Commercial and industrial - Other	4	6,579
Residential - 1-4 Family	2	169
	8	$7,121

The following table presents the Company’s TDR activity in 2017 and 2016:

(In thousands)	2017	2016	2015
Balance at beginning of year	$33,829	$22,048	$16,714
Principal payments	(3,213)	(5,870)	(5,460)
TDR status change (1)	—	2,235	—
Other reductions (2)	(4,522)	(2,349)	(3,160)
Newly identified TDRs	15,896	17,765	13,954
Balance at end of year	$41,990	$33,829	$22,048
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

As of December 31, 2017, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2017 and December 31, 2016 totaled $4.9 million and $4.8 million, respectively. As of December 31, 2016, foreclosed residential real estate property totaled $151 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2017, 2016, and 2015 was as follows:

Business Activities Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$16,498	$9,447	$7,805	$5,479	$39,229
Charged-off loans	3,875	3,373	806	3,470	11,524
Recoveries on charged-off loans	170	179	270	270	889
Provision for loan losses	4,050	7,597	2,151	3,528	17,326
Balance at end of year	$16,843	$13,850	$9,420	$5,807	$45,920
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated	16,614	13,784	9,290	5,772	45,460
Total	$16,843	$13,850	$9,420	$5,807	$45,920

Business Activities Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$14,591	$7,385	$7,613	$4,985	$34,574
Charged-off loans	2,127	4,620	2,036	1,722	10,505
Recoveries on charged-off loans	243	123	159	267	792
Provision for loan losses	3,791	6,559	2,069	1,949	14,368
Balance at end of year	$16,498	$9,447	$7,805	$5,479	$39,229
Individually evaluated for impairment	158	264	136	156	714
Collectively evaluated	16,340	9,183	7,669	5,323	38,515
Total	$16,498	$9,447	$7,805	$5,479	$39,229

Business Activities Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$14,740	$5,246	$6,864	$5,945	$32,795
Charged-off loans	6,865	2,358	1,215	1,183	11,621
Recoveries on charged-off loans	164	169	141	285	759
Provision for loan losses	6,552	4,328	1,823	(62)	12,641
Balance at end of year	$14,591	$7,385	$7,613	$4,985	$34,574
Individually evaluated for impairment	149	21	153	103	426
Collectively evaluated	14,442	7,364	7,460	4,882	34,148
Total	$14,591	$7,385	$7,613	$4,985	$34,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	771	844	797	648	3,060
Recoveries on charged-off loans	65	245	43	153	506
Provision for loan losses	2,259	560	586	294	3,699
Balance at end of year	$3,856	$1,125	$598	$335	$5,914
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated	3,800	1,124	589	290	5,803
Total	$3,856	$1,125	$598	$335	$5,914

Acquired Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$1,903	$1,330	$976	$525	$4,734
Charged-off loans	977	1,095	829	620	3,521
Recoveries on charged-off loans	61	266	144	91	562
Provision for loan losses	1,316	663	475	540	2,994
Balance at end of year	$2,303	$1,164	$766	$536	$4,769
Individually evaluated for impairment	250	59	11	114	434
Collectively evaluated	2,053	1,105	755	422	4,335
Total	$2,303	$1,164	$766	$536	$4,769

Acquired Loans

(In thousands) 2015	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$790	$1,093	$615	$369	$2,867
Charged-off loans	681	752	642	992	3,067
Recoveries on charged-off loans	418	289	64	78	849
Provision for loan losses	1,376	700	939	1,070	4,085
Balance at end of year	$1,903	$1,330	$976	$525	$4,734
Individually evaluated for impairment	43	—	30	25	98
Purchased credit-impaired loans	42	—	—	—	42
Collectively evaluated	1,818	1,330	946	500	4,594
Total	$1,903	$1,330	$976	$525	$4,734

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at year-end 2017 and 2016:

Business Activities Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Grade:
Pass	$181,371	$253,302	$214,289	$189,310	$1,775,091	$1,434,762	$2,170,751	$1,877,374
Special mention	—	—	504	334	12,999	5,827	13,503	6,161
Substandard	—	—	2,290	2,175	31,163	40,598	33,453	42,773
Doubtful	—	—	—	—	—	36	—	36
Total	$181,371	$253,302	$217,083	$191,819	$1,819,253	$1,481,223	$2,217,707	$1,926,344

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2017	2016
Grade:
Pass	$1,156,240	$890,974
Special mention	12,806	123
Substandard	11,123	13,825
Doubtful	2,400	3,180
Total	$1,182,569	$908,102

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2017	2016	2017	2016	2017	2016
Grade:
Pass	$1,805,596	$1,578,913	$5,177	$11,178	$1,810,773	$1,590,091
Special mention	242	701	—	—	242	701
Substandard	2,186	4,179	—	—	2,186	4,179
Total	$1,808,024	$1,583,793	$5,177	$11,178	$1,813,201	$1,594,971

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2017	2016	2017	2016	2017	2016
Performing	$293,327	$310,846	$602,313	$477,416	$895,640	$788,262
Nonperforming	1,627	2,675	1,454	952	3,081	3,627
Total	$294,954	$313,521	$603,767	$478,368	$898,721	$791,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Grade:
Pass	$76,611	$33,461	$203,624	$119,414	$684,846	$496,562	$965,081	$649,437
Special mention	—	—	603	907	22,070	1,622	22,673	2,529
Substandard	8,354	746	1,855	5,351	49,072	32,031	59,281	38,128
Total	$84,965	$34,207	$206,082	$125,672	$755,988	$530,215	$1,047,035	$690,094

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2017	2016
Grade:
Pass	$606,922	$147,102
Special mention	1,241	1,260
Substandard	13,207	5,574
Total	$621,370	$153,936

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2017	2016	2017	2016	2017	2016
Grade:
Pass	$281,160	$294,983	$233	$804	$281,393	$295,787
Special mention	2,704	343	—	—	2,704	343
Substandard	5,509	2,029	—	—	5,509	2,029
Total	$289,373	$297,355	$233	$804	$289,606	$298,159

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2017	2016	2017	2016	2017	2016
Performing	$113,262	$79,762	$113,510	$105,117	$226,772	$184,879
Nonperforming	1,965	517	392	895	2,357	1,412
Total	$115,227	$80,279	$113,902	$106,012	$229,129	$186,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2017			December 31, 2016
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$15,659	$7,240	$22,899	$16,816	$5,424	$22,240
Substandard Accruing	36,846	73,412	110,258	51,125	44,177	95,302
Total Classified	52,505	80,652	133,157	67,941	49,601	117,542
Special Mention	28,387	26,802	55,189	7,479	4,323	11,802
Total Criticized	$80,892	$107,454	$188,346	$75,420	$53,924	$129,344
NOTE 8. PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2017	2016	Estimated Useful Life
Land	$14,177	$10,563	N/A
Buildings and improvements	99,821	85,319	5 - 39 years
Furniture and equipment	49,600	42,693	3 - 7 years
Construction in process	5,177	4,084
Premises and equipment, gross	168,775	142,659
Accumulated depreciation and amortization	(59,423)	(49,444)
Premises and equipment, net	$109,352	$93,215

Depreciation and amortization expense for the years 2017, 2016, and 2015 amounted to $9.9 million, $8.4 million, and $8.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company completed one acquisition during 2017 which resulted in the capitalization of goodwill and other intangibles. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. There were three acquisitions during 2016. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2017 and 2016 is as follows:

(In thousands)	2017	2016
Balance, beginning of the period	$403,106	$323,943
Goodwill acquired and adjusted:
Commerce Bank	116,181	—
44 Business Capital	—	15,892
Ronald N. Lazzaro, PC	—	5,492
First Choice Bank	—	58,036
Adjustments (1)	—	(257)
Balance, end of the period	$519,287	$403,106
______________________________________________________________________________________________________

(1)	In 2016, goodwill related to the Hampden and Firestone acquisitions was adjusted since acquisition dates to reflect new information available during the one-year measurement period.

The Company tests goodwill impairment annually as of September 30, 2017 using third quarter data. The results of the qualitative assessment indicated it is more likely than not that the reporting unit's fair value exceeds its carrying amount, and accordingly, the two-step impairment test was not performed. If events or changes in circumstances indicate that impairment is possible, the Company will perform additional reviews. No impairment was recorded on goodwill for 2017, 2016 and 2015.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2017
Non-maturity deposits (core deposit intangible)	$66,923	$(33,024)	$33,899
Insurance contracts	7,558	(7,526)	32
All other intangible assets	7,810	(3,445)	4,365
Total	$82,291	$(43,995)	$38,296
December 31, 2016
Non-maturity deposits (core deposit intangible)	$44,523	$(30,099)	$14,424
Insurance contracts	7,558	(7,504)	54
All other intangible assets	7,866	(2,899)	4,967
Total	$59,947	$(40,502)	$19,445

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $3.5 million in 2017, $2.9 million in 2016, and $3.6 million in 2015.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2017 is as follows: 2018- $4.9 million; 2019- $4.7 million; 2020- $4.4 million; 2021- $4.2 million; 2022- $4.1 million; and thereafter- $16.0 million. For the years 2017, 2016, and 2015, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2017	2016
Capitalized servicing rights	$16,361	$11,524
Accrued interest receivable	33,739	26,113
Accrued federal and state tax receivable (1)	33,101	19,076
Derivative assets	19,308	21,617
Assets held for sale	1,392	—
Other	13,182	20,127
Total other assets	$117,083	$98,457

(1)
Accrued federal and state tax receivable as of December 31, 2017 includes $4.3 million of New York State refundable tax credits from investment in historical tax credit partnerships in New York State. This balance was $5.9 million at year-end 2016.

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans sold and serviced for others amounted to $1.8 billion, $1.3 billion, and $0.8 billion at year-end 2017, 2016, and 2015, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually specified servicing fees were $4.6 million, $3.2 million, and $1.7 million for the years 2017, 2016, and 2015, respectively, and included as a component of loan related fees within non-interest income. The significant assumptions used in the valuation at year-end 2017 included a weighted average discount rate of 10.4% and pre-payment speed assumptions ranging from 7.78% to 12.78%.

Servicing rights activity was as follows:

(In thousands)	2017	2016
Balance at beginning of year	$11,524	$5,187
Acquired from 44 Business Capital	—	3,489
Acquired from First Choice Bank (1)	—	696
Additions	7,604	4,116
Amortization	(2,446)	(1,964)
Change in fair value	(221)	—
Allowance adjustment	(100)	—
Balance at end of year	$16,361	$11,524

(1)	Amounts acquired from First Choice Bank are accounted for at fair value. The balance as of December 31, 2017 and December 31, 2016 were $3.8 million and $0.8 million, respectively.

NOTE 11. DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2017	2016
Maturity date:
Within 1 year	$1,790,056	$1,316,973
Over 1 year to 2 years	546,381	582,764
Over 2 years to 3 years	268,897	142,160
Over 3 years to 4 years	161,314	150,388
Over 4 years to 5 years	121,400	137,845
Over 5 years	2,157	3,413
Total	$2,890,205	$2,333,543
Account balances:
Less than $100,000	$733,785	$656,055
$100,000 or more	2,156,420	1,677,488
Total	$2,890,205	$2,333,543

Included in total deposits are brokered deposits of $1.2 billion and $0.9 billion at December 31, 2017 and December 31, 2016, respectively. Included in total brokered deposits are reciprocal deposits of $99.8 million and $113.4 million at December 31, 2017 and December 31, 2016, respectively. Included in total deposits are related party deposits of $36.0 million and $17.2 million at December 31, 2017 and December 31, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWED FUNDS

Borrowed funds at December 31, 2017 and 2016 are summarized, as follows:

	2017		2016
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$667,300	1.48%	$1,072,044	0.71%
Other Borrowings	—	—	10,000	2.42
Total short-term borrowings:	667,300	1.48	1,082,044	0.72
Long-term borrowings:
Advances from the FHLBB	380,436	1.54	142,792	1.53
Subordinated notes	73,875	7.00	73,697	7.00
Junior subordinated notes	15,464	3.30	15,464	2.77
Total long-term borrowings:	469,775	2.46	231,953	3.35
Total	$1,137,075	1.88%	$1,313,997	1.19%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2017, the Company maintained a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2017 and December 31, 2016. The Company is in compliance with all debt covenants as of December 31, 2017.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2017 and December 31, 2016.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at December 31, 2017 include amortizing advances totaling $1.4 million. The advances outstanding at December 31, 2016 include callable advances totaling $11.0 million, and amortizing advances totaling $1.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances at year-end 2017 is as follows:

	2017
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2018	$836,115	1.43%
2019	150,082	1.64
2020	54,101	2.04
2021	220	3.21
2022 and beyond	7,218	2.64
Total fixed rate advances	$1,047,736	1.50

Total FHLBB advances	$1,047,736	1.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have variable-rate FHLB advances for the period ended December 31, 2017 and December 31, 2016.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $583 thousand and $706 thousand for unamortized debt issuance costs as of December 31, 2017 and December 31 2016, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.30% and 2.77% at December 31, 2017 and December 31, 2016, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 13. OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

	December 31,
(In thousands)	2017	2016
Derivative liabilities	$15,838	$24,420
Capital lease obligation	11,323	11,639
Asset purchase settlement payable	70,637	29,158
Employee benefits liability	27,093	17,972
Level lease liability	5,766	6,997
Accrued interest payable	6,813	4,394
Customer transaction clearing accounts	9,118	1,786
Other	41,294	36,789
Total other liabilities	$187,882	$133,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2017, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,126	$6,585
Service Cost	66	76
Interest cost	237	267
Actuarial gain	309	(308)
Benefits paid	(324)	(318)
Settlements	(61)	(176)
Projected benefit obligation at end of year	6,353	6,126
Accumulated benefit obligation	6,353	6,126

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,121	5,211
Actual return on plan assets	710	404
Benefits paid	(324)	(318)
Settlements	(61)	(176)
Fair value of plan assets at end of year	5,446	5,121

Underfunded status	$907	$1,005

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$907	$1,005

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2017	2016
Service Cost	$66	$76
Interest Cost	237	267
Expected return on plan assets	(346)	(361)
Amortization of unrecognized actuarial loss	100	163
Net periodic pension costs	$57	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2017	2016
Amortization of actuarial (loss)	$(100)	$(163)
Actuarial (gain) loss	(54)	(351)
Total recognized in accumulated other comprehensive income	(154)	(514)
Total recognized in net periodic pension cost recognized and other comprehensive income	$(97)	$(369)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $1.3 million and $1.5 million in 2017 and 2016, respectively.

The Company expects to make no cash contributions to the pension trust during 2018. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $83 thousand.

The principal actuarial assumptions used were as follows:

	December 31,
	2017	2016
Projected benefit obligation
Discount rate	3.510%	3.980%
Net periodic pension cost
Discount rate	3.980%	4.170%
Long term rate of return on plan assets	7.000%	7.000%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2017:

	December 31, 2017
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,820	$—	$1,820
Mid-Cap	439	—	439
Small-Cap	438	—	438
International	893	—	893
Fixed Income Funds
Fixed Income - US Core	1,308	—	1,308
Intermediate Duration	437	—	437
Cash Equivalents - money market	111	29	82
Total	$5,446	$29	$5,417

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2016:

	December 31, 2016
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,624	$—	$1,624
Mid-Cap	401	—	401
Small-Cap	415	—	415
International	757	—	757
Fixed Income Funds
Fixed Income - US Core	1,378	—	1,378
Intermediate Duration	472	—	472
Cash Equivalents - money market	74	30	44
Total	$5,121	$30	$5,091

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2017 or 2016.

Estimated benefit payments under the Company’s pension plans over the next ten years at December 31, 2017 are as follows:

Year	Payments (In thousands)
2018	343
2019	380
2020	372
2021	361
2022	386
2023 - 2027	1,792

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

Information regarding the post-retirement plan is as follows:

	December 31,
(In thousands)	2017	2016
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,249	$3,039
Service Cost	35	32
Interest cost	131	129
Participant contributions	46	47
Actuarial loss (gain)	326	130
Benefits paid	(94)	(128)
Accumulated post-retirement benefit obligation at end of year	$3,693	$3,249

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	48	81
Contributions by participant	46	47
Benefits paid	(94)	(128)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized in Consolidated Balance Sheet
Other Liabilities	$3,693	$3,249

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2017	2016
Service cost	$35	$32
Interest costs	131	129
Amortization of net prior service credit	83	83
Amortization of net actuarial loss	—	—
Net periodic post-retirement costs	$249	$244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2017	2016
Amortization of actuarial loss	$—	$—
Amortization of prior service credit	(83)	(83)
Net actuarial (gain) loss	199	(126)
Total recognized in accumulated other comprehensive income	116	(209)
Accrued post-retirement liability recognized	$1,918	$1,718

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2017	2016
Net prior service cost (credit)	$1,576	$1,659
Net actuarial (gain) loss	199	(126)
Total recognized in accumulated other comprehensive income	$1,775	$1,533

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

The assumed discount rates on a weighted-average basis were 3.44% and 3.91% as of December 31, 2017 and December 31, 2016, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 7.75% for 2018, and is gradually expected to decrease to 3.89% by 2076. This assumption may have a significant effect on the amounts reported. However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary. Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2017.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2017 are as follows:

Year	Payments (In thousands)
2018	103
2019	103
2020	102
2021	106
2022	109
2023 - 2027	548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $3.4 million in 2017, $3.9 million in 2016, and $3.6 million in 2015.

Employee Stock Ownership Plan (“ESOP”)
As part of acquisitions in 2015, 2012 and two during 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

Other Plans
The Company maintains a supplemental executive retirement plan (“SERP”) for a few select executives. Benefits generally commence no earlier than age sixty-two and are payable at the executive’s option, either as an annuity or as a lump sum. Some of these SERPs were assumed in connection with the Beacon acquisition in 2012. A SERP was acquired in connection with the Hampden Bank acquisition with an accrued liability of $1.4 million at acquisition date. At year-end 2017, the liability was $1.1 million and $1.2 million at year-end 2016.

At year-end 2017 and 2016, the accrued liability for these SERPs were $8.3 million and $7.4 million, respectively. SERP expense was $968 thousand in 2017, $917 thousand in 2016, and $752 thousand in 2015, and is recognized over the required service period.

The Company assumed split-dollar life insurance agreements with the acquisition of Hampden Bank with an accrued liability of $860 thousand at acquisition date in April 2015. At year-end 2017, the liability was $1.2 million and $1.2 million as of year-end 2016.

The Company assumed split-dollar life insurance agreements with the acquisition of Commerce Bank with an accrued liability of $2.7 million at acquisition date in October 2017. At year-end 2017, the liability was $2.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2017, 2016, and 2015 were, as follows:

(In thousands)	2017	2016	2015
Current:
Federal tax expense	$11,686	$6,758	$4,696
State tax expense	1,112	1,101	(1,631)
Total current expense	12,798	7,859	3,065
Deferred:
Federal tax expense	29,824	9,438	2,023
State tax expense	1,805	1,591	(24)
Total deferred tax expense (1)	31,629	11,029	1,999
Change in valuation allowance	75	(104)	—
Total income tax expense	$44,502	$18,784	$5,064

(1)
2017 Deferred tax expense of $31.6 million includes an $18.1 million charge to re-measure the net deferred tax asset at December 31, 2017 pursuant to the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, per the Tax Cuts and Jobs Act enacted on December 22, 2017.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$34,912	35.0%	$27,108	35.0%	$19,104	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,232	2.2	1,675	2.2	(974)	(1.8)
Tax exempt income - investments, net	(5,395)	(5.4)	(3,849)	(5.0)	(3,463)	(6.3)
Bank-owned life insurance	(1,556)	(1.6)	(1,364)	(1.8)	(1,284)	(2.4)
Non-deductible merger costs	368	0.4	542	0.7	422	0.8
Non-deductible goodwill on disposal operations sale	—	—	—	—	313	0.6
Tax credits, net of basis reduction	(4,656)	(4.7)	(6,225)	(8.0)	(8,308)	(15.2)
Change in valuation allowance	75	0.1	125	0.2	—	—
Impact of federal tax reform enactment	18,145	18.2	—	—	—	—
Other, net	377	0.4	772	1.0	(746)	(1.4)
Effective tax rate	$44,502	44.6%	$18,784	24.3%	$5,064	9.3%

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "2017 Act"). SAB 118 allows for adjustments to the tax provision for up to one year from the enactment date (the measurement period). Any provisional amounts or adjustments to provisional amounts included in the Company’s financial statements during the measurement period will be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.
The Company recorded provisional amounts of deferred income taxes using reasonable estimates in five areas where the information necessary to determine the final deferred tax asset or liability was either not available, not prepared,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or not sufficiently analyzed as of the report filing date: 1) The deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion and implementation of software updates to process the calculations associated with the Act's provisions allowing for direct expensing of qualified assets. 2) The net deferred tax asset for temporary differences associated with Commerce acquired tax attributes is awaiting final determinations of those amounts, some of which remain provisional. 3) The net deferred tax liability for loan servicing rights is awaiting formal approval from the Internal Revenue Service of a requested tax accounting method change with respect to these rights. 4) The net deferred tax asset for temporary differences associated with equity investments in partnerships is awaiting the receipt of Schedules K-1 from outside preparers, which is necessary to determine the 2017 tax impact from these investments.
In a fifth area, the Company made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. As of the report filing date, there is uncertainty regarding how the newly-enacted rules in this area apply to existing contracts. Consequently, the Company is seeking further clarification of these matters before completing the analysis.
The Company will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

Deferred Tax Liabilities and Assets
As of December 31, 2017 and 2016, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$14,578	$17,747
Tax credit carryforwards	4,100	4,100
Unrealized capital loss on tax credit investments	6,502	6,999
Employee benefit plans	4,983	7,813
Purchase accounting adjustments	37,843	23,520
Net operating loss carryforwards	1,374	2,643
Other	2,332	4,997
Deferred tax assets, net before valuation allowances	71,712	67,819
Valuation allowance	(200)	(125)
Deferred tax assets, net of valuation allowances	$71,512	$67,694

Deferred tax liabilities:
Net unrealized gain on swaps, securities available for sale, and pension in OCI	$(1,888)	$(5,884)
Premises and equipment	(1,126)	(2,519)
Loan servicing rights	(2,174)	(4,546)
Deferred loan fees	(3,900)	—
Intangible amortization	(15,001)	(11,543)
Other	(362)	(2,074)
Deferred tax liabilities	$(24,451)	$(26,566)
Deferred tax assets, net	$47,061	$41,128

The Company’s net deferred tax asset increased by $5.9 million during 2017, including $34.5 million from the acquisition of Commerce resulting in a reduction in goodwill, $3.1 million deferred tax benefit recognized as an increase in shareholder's equity, and an $18.1 million deferred tax expense to re-measure the net deferred tax assets as a result of the federal tax reform enactment. Refer to Note 2 - Acquisitions for more information about the acquisition of Commerce.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2017 and 2016 were, as follows:

(in thousands)	2017	2016
State tax basis difference, net of Federal tax benefit	$(200)	$(125)
Valuation allowances	$(200)	$(125)

The state tax basis difference, net of Federal tax benefit was originally recorded in 2012, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments (LPs) will not be realized. Management anticipates that the remaining excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses.

During 2017, the valuation allowance increased by $75 thousand and the change was recorded as an increase to income tax expense.

The valuation allowances as of December 31, 2017 are subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2017, the Company has $6.5 million of federal net operating loss carryforwards, $3.3 million of New Jersey net operating loss carryforwards, and $13.9 million of Connecticut net operating loss carryforwards available that were obtained through acquisition, the utilization of which are limited under Internal Revenue Code Section 382. No deferred tax asset has been recorded for the Connecticut net operating loss carryforward since the state of Connecticut does not currently allow a deduction for net operating losses. These net operating losses begin to expire in 2024. The related deferred tax asset is $1.4 million. In addition, the Company has alternative minimum tax credit carryforwards of $4.0 million, which the Company expects to be monetized over the next two years.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Unrecognized tax benefits at January 1	$460	$307	$553
Increase in gross amounts of tax positions related to prior years	—	270	—
Decrease in gross amounts of tax positions related to prior years	(156)	—	—
Decrease due to settlement with taxing authority	—	—	—
Increase in gross amounts of tax positions related to current year	—	—	—
Decrease due to lapse in statute of limitations	—	(117)	(246)
Unrecognized tax benefits at December 31	$304	$460	$307

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of tax statutes. The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component of income tax expense. The accrual for interest and penalties was not material for all years presented.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2014 including any related income tax filings from its recent acquisitions. The Company has been selected for audit in the state of New York for tax years 2013-2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2017, the Company held derivatives with a total notional amount of $2.5 billion. The Company had economic hedges and non-hedging derivatives totaling $2.3 billion and $194.0 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $1.9 billion, risk participation agreements with dealer banks of $142.1 million, and $276.6 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2017.

The Company pledged collateral to derivative counterparties in the form of cash totaling $2.1 million and securities with an amortized cost of $24.4 million and a fair value of $24.4 million at year-end 2017. At December 31, 2016, the Company pledged cash collateral of $0.9 million and securities with an amortized cost of $47.8 million and a fair value of $47.9 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2017 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2017			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLBB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,755	11.9	1.73%	5.09%	(1,649)
Interest rate swaps on loans with commercial loan customers	943,795	5.9	3.26%	4.25%	(3,195)
Reverse interest rate swaps on loans with commercial loan customers	943,795	5.9	4.25%	3.26%	3,204
Risk participation agreements with dealer banks	142,054	8.4			(26)
Forward sale commitments	276,572	0.2			(123)
Total economic hedges	2,316,971				(1,789)

Non-hedging derivatives:
Commitments to lend	193,966	0.2			5,259
Total non-hedging derivatives	193,966				5,259
Total	$2,510,937				$3,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2016 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2016			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Forward-starting interest rate swaps on FHLBB borrowings	$300,000	2.3	0.63%	2.29%	$(6,573)
Total cash flow hedges	300,000				(6,573)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	11,386	12.9	0.98%	5.09%	(2,021)
Interest rate swaps on loans with commercial loan customers	668,541	6.2	2.43%	4.21%	(6,752)
Reverse interest rate swaps on loans with commercial loan customers	668,541	6.2	4.21%	2.43%	7,077
Risk participation agreements with dealer banks	83,360	11.6			5
Forward sale commitments	259,889	0.2			722
Total economic hedges	1,691,717				(969)

Non-hedging derivatives:
Commitments to lend	208,145	0.2			4,738
Total non-hedging derivatives	208,145				4,738

Total	$2,199,862				$(2,804)

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

On February 7, 2017, the Company terminated all of its interest rate swaps associated with FHLB advances with 1-month LIBOR based floating interest rates of an aggregate notional amount of $300 million. As of March 31, 2017, the Company no longer held the FHLB advances associated with the interest rate swaps. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the years ended December 31, 2017 and 2016.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Interest rate swaps on FHLBB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(449)	$(2,023)	$(5,232)
Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(393)	(3,981)	—
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	(6,629)	—	—
Net tax effect on items recognized in accumulated other comprehensive income	(2,589)	(835)	2,094
Other comprehensive income recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$3,984	$1,123	$(3,138)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of December 31, 2017 the Company has an interest rate swap with a $10.8 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(316) thousand at year-end 2017. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$371	$(75)	$(344)
Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	3,557	1,312	(4,852)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(3,557)	(1,312)	4,852
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(316)	338	(51)
Risk Participation Agreements:
Unrealized (loss) recognized in other non-interest income	(31)	(61)	(36)
Forward Commitments:
Unrealized gain (loss) recognized in non-interest income	(123)	(1,176)	(247)
Realized (loss) in non-interest income	(1,764)	(3,705)	45

Non-hedging derivatives
Commitments to lend:
Unrealized gain recognized in non-interest income	$5,259	$8,373	$2,436
Realized gain in non-interest income	50,879	3,650	1,899

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

The Company had net asset positions with its financial institution counterparties totaling $1.1 million and $49 thousand as of December 31, 2017 and December 31, 2016, respectively. The Company had net asset positions with its commercial banking counterparties totaling $8.6 million and $11.5 million as of December 31, 2017 and December 31, 2016, respectively.

The Company had net liability positions with its financial institution counterparties totaling $5.9 million and $15.4 million as of December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, the Company had net liability positions with its commercial banking counterparties totaling $5.4 million and $4.4 million as of December 31, 2017 and December 31, 2016, respectively. The collateral posted by the Company that covered liability positions was $5.9 million and $19.8 million as of December 31, 2017 and December 31, 2016, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$2,692	$(1,622)	$1,070	$—	$—	$1,070
Commercial counterparties	8,577	—	8,577	—	—	8,577
Total	$11,269	$(1,622)	$9,647	$—	$—	$9,647

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(8,777)	$2,835	$(5,942)	$3,982	$1,960	$—
Commercial counterparties	(5,375)	2	(5,373)	—	—	(5,373)
Total	$(14,152)	$2,837	$(11,315)	$3,982	$1,960	$(5,373)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$49	$—	$49	$—	$—	$49
Commercial counterparties	11,461	—	11,461	—	—	11,461
Total	$11,510	$—	$11,510	$—	$—	$11,510

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2016
Interest Rate Swap Agreements:
Institutional counterparties	$(20,077)	$4,689	$(15,388)	$14,738	$650	$—
Commercial counterparties	(4,407)	23	(4,384)	—	—	(4,384)
Total	$(24,484)	$4,712	$(19,772)	$14,738	$650	$(4,384)

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

A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at year-end:

(In thousands)	2017	2016
Commitments to originate new loans	$244,252	$243,519
Unused funds on commercial and other lines of credit	678,567	574,043
Unadvanced funds on home equity lines of credit	297,367	281,621
Unadvanced funds on construction and real estate loans	360,472	320,635
Standby letters of credit	13,613	14,939
Lease obligation	11,323	11,639
Total	$1,605,594	$1,446,396

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2017 and 2016.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2017 are as follows: 2018 — $12.8 million; 2019 — $10.8 million; 2020 — $9.3 million; 2021 — $8.3 million; 2022 — $7.6 million; and all years thereafter — $47.6 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2017, 2016, and 2015 amounted to $12.0 million, $8.3 million, and $7.5 million, respectively.

Lease Obligations. Future obligations required under the capital lease at year-end 2017 are $647 thousand in 2018; $646 thousand in 2019; $644 thousand in 2020; $612 thousand in 2021; $583 thousand in 2022 and $5.0 million all years thereafter. Amortization under the capital lease is included with premises and equipment depreciation and amortization expense.

Future obligations required under the financing lease at year-end 2017 are $86 thousand in 2018; $86 thousand in 2019; $86 thousand in 2020; $86 thousand in 2021; $87 thousand in 2022; and $1.5 million all years thereafter. Amortization under the financing lease is included with premises and equipment depreciation and amortization expense.

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

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2017, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of December 31, 2017.

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
On January 29, 2018, the Bank was served with an amended complaint filed nominally against Berkshire Hills in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. Berkshire Hills and Berkshire Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2017 and 2016, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017. It will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At December 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

As of year-end 2017 and 2016, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company (Consolidated)
Total capital to risk-weighted assets	$1,063,843	12.43%	$684,692	8.00%	$855,865	N/A
Common Equity Tier 1 Capital to risk weighted assets	942,389	11.01	385,139	4.50	556,312	N/A
Tier 1 capital to risk-weighted assets	954,103	11.15	513,519	6.00	684,692	N/A
Tier 1 capital to average assets	954,103	9.01	342,346	4.00	427,932	N/A
Bank
Total capital to risk-weighted assets	$954,172	11.17%	$683,103	8.00%	$853,879	10.00%
Common Equity Tier 1 Capital to risk weighted assets	881,324	10.32	384,245	4.50	555,021	6.50
Tier 1 capital to risk-weighted assets	881,324	10.32	512,327	6.00	683,103	8.00
Tier 1 capital to average assets	881,324	8.32	341,552	4.00	426,939	5.00
December 31, 2016
Company (Consolidated)
Total capital to risk-weighted assets	$803,618	11.87%	$541,603	8.00%	$677,004	N/A
Common Equity Tier 1 Capital to risk weighted assets	670,120	9.90	304,652	4.50	440,053	N/A
Tier 1 capital to risk-weighted assets	681,500	10.07	406,202	6.00	541,603	N/A
Tier 1 capital to average assets	681,500	7.88	270,802	4.00	338,502	N/A
Bank
Total capital to risk-weighted assets	$756,792	11.21%	$539,893	8.00%	$674,866	10.00%
Common Equity Tier 1 Capital to risk weighted assets	672,244	9.96	303,690	4.50	438,663	6.50
Tier 1 capital to risk-weighted assets	672,244	9.96	404,920	6.00	539,893	8.00
Tier 1 capital to average assets	672,244	7.84	269,920	4.00	337,433	5.00

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

Preferred stock
As a provision of the merger agreement with Commerce, certain Commerce common stock was converted into the right to receive 0.465 shares of Series B Non-Voting Preferred Stock issued by the Company. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. The shares are considered participating, but do not maintain preferential treatment over common shares. Proportional dividends on the preferred shares are not payable unless also declared for common shares. As of year-end 2017, 522 thousand preferred shares were issued and outstanding.

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive income/(loss) are as follows:

(In thousands)	2017	2016
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain on AFS securities	$10,034	$25,176
Net (loss) on effective cash flow hedging derivatives	—	(6,573)
Net unrealized holding (loss) on pension plans	(3,048)	(2,954)

Income taxes related to items of accumulated other comprehensive income/(loss):
Net unrealized holding (gain) on AFS securities	(4,026)	(9,636)
Net loss on effective cash flow hedging derivatives	—	2,589
Net unrealized holding loss on pension plans	1,201	1,164
Accumulated other comprehensive income/(loss)	$4,161	$9,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017
Net unrealized holding gain on AFS securities:
Net unrealized (loss) arising during the period	$(2,544)	$1,075	$(1,469)
Less: reclassification adjustment for gains realized in net income	12,598	(4,535)	8,063
Net unrealized holding (loss) on AFS securities	(15,142)	5,610	(9,532)

Net loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net gain on cash flow hedging derivatives	6,573	(2,589)	3,984

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(311)	124	(187)
Less: reclassification adjustment for losses realized in net income	(217)	87	(130)
Net unrealized holding (loss) on pension plans	(94)	37	(57)
Other Comprehensive Income(Loss)	$(8,663)	$3,058	$(5,605)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$18,308	$(6,979)	$11,329
Less: reclassification adjustment for (losses) realized in net income	(551)	220	(331)
Net unrealized holding gain on AFS securities	18,859	(7,199)	11,660

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(2,022)	754	(1,268)
Less: reclassification adjustment for (losses) realized in net income	(3,981)	1,589	(2,392)
Net gain on cash flow hedging derivatives	1,959	(835)	1,124

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	351	(155)	196
Less: reclassification adjustment for (losses) realized in net income	(164)	73	(91)
Net unrealized holding gain on pension plans	515	(228)	287
Other Comprehensive Income	$21,333	$(8,262)	$13,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net unrealized holding gain on AFS securities:
Net unrealized loss arising during the period	$(7,567)	$2,793	$(4,774)
Less: reclassification adjustment for gains realized in net income	2,110	(847)	1,263
Net unrealized holding loss on AFS securities	(9,677)	3,640	(6,037)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,232)	2,094	(3,138)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net (loss) on cash flow hedging derivatives	(5,232)	2,094	(3,138)

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(1,436)	572	(864)
Less: reclassification adjustment for (losses) realized in net income	(259)	104	(155)
Net unrealized holding (loss) on pension plans	(1,177)	468	(709)
Other Comprehensive Loss	$(16,086)	$6,202	$(9,884)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the years ended December 31, 2017, 2016, and 2015:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2017
Balance at Beginning of Year	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	(1,469)	(269)	(187)	(1,925)
Amounts reclassified from accumulated other comprehensive income	8,063	(4,253)	(130)	3,680
Total Other Comprehensive (Loss) Income	(9,532)	3,984	(57)	(5,605)
Balance at End of Period	$6,008	$—	$(1,847)	$4,161

Year Ended December 31, 2016
Balance at Beginning of Year	$3,880	$(5,108)	$(2,077)	$(3,305)
Other comprehensive gain (loss) before reclassifications	11,329	(1,268)	196	10,257
Amounts reclassified from accumulated other comprehensive income	(331)	(2,392)	(91)	(2,814)
Total Other Comprehensive Income	11,660	1,124	287	13,071
Balance at End of Period	$15,540	$(3,984)	$(1,790)	$9,766

Year Ended December 31, 2015
Balance at Beginning of Year	$9,916	$(1,969)	$(1,368)	$6,579
Other comprehensive gain (loss) Before reclassifications	(4,774)	(3,138)	(864)	(8,776)
Amounts reclassified from accumulated other comprehensive income	1,263	—	(155)	1,108
Total Other Comprehensive (Loss)	(6,037)	(3,138)	(709)	(9,884)
Balance at End of Period	$3,880	$(5,108)	$(2,077)	$(3,305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2017	2016	2015
Realized (losses) gains on AFS securities:
	$12,598	$(551)	$2,110	Non-interest income
	(4,535)	220	(847)	Tax expense
	8,063	(331)	1,263
Realized (losses) on cash flow hedging derivatives:
	(393)	—	—	Interest expense
	(6,629)	—	—	Non-interest income
	—	(3,981)	—	Non-interest expense
	2,769	1,589	—	Tax benefit
	(4,253)	(2,392)	—
Realized (losses) on pension plans
	(217)	(164)	(259)	Non-interest expense
	87	73	104	Tax expense
	(130)	(91)	(155)
Total reclassifications for the period	$3,680	$(2,814)	$1,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income	$55,247	$58,670	$49,518

Average number of common shares issued	40,627	32,604	30,074
Less: average number of treasury shares	963	1,116	1,215
Less: average number of unvested stock award shares	437	500	466
Plus: average participating preferred shares	229	—	—
Average number of basic common shares outstanding	39,456	30,988	28,393
Plus: dilutive effect of unvested stock award shares	202	122	106
Plus: dilutive effect of stock options outstanding	37	57	65
Average number of diluted common shares outstanding	39,695	31,167	28,564

Basic earning per common share	$1.40	$1.89	$1.74

Diluted earnings per common share	$1.39	$1.88	$1.73

For the year ended 2017, 55 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2016, 52 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2015, 200 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. STOCK-BASED COMPENSATION PLANS

The 2013 Equity Incentive Plan (the “2013 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2017, the Company had the ability to grant approximately 383 thousand shares under this plan.

The 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options to employees and directors. A total of 1.4 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2017, the Company had the ability to grant approximately 6 thousand shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2016	448	$26.28	109	$15.72
Granted	161	35.84	—	—
Stock options exercised	—	—	(19)	17.74
Stock awards vested	(174)	25.68	—	—
Forfeited	(17)	30.04	—	—
Expired	—	—	(14)	29.35
Balance, December 31, 2017	418	$29.68	76	$13.59

Stock Awards
The total compensation cost for stock awards recognized as expense was $5.3 million, $4.6 million, and $4.7 million, in the years 2017, 2016, and 2015, respectively. The total recognized tax benefit associated with this compensation cost was $2.0 million, $1.8 million, and $1.9 million, respectively.

The weighted average fair value of stock awards granted was $35.84, $26.81, and $26.66 in 2017, 2016, and 2015, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. The total fair value of stock awards vested during 2017, 2016, and 2015 was $4.4 million, $4.4 million, and $3.4 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $6.5 million as of year-end 2017. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2017, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company acquired options in the Beacon transaction in 2012, but did not grant additional options in 2017, 2016, or 2015.

The total intrinsic value of options exercised was $362.7 thousand, $879.6 thousand, and $210.0 thousand for the years 2017, 2016, and 2014, respectively. There was no expense pertaining to options vesting in 2017, 2016 or 2015. There was no tax benefit associated with stock option expense in 2017, 2016 or 2015. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-ends 2017, 2016, and 2015.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2017 and 2016 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$12,277	$12,277
Available-for-sale securities:
Municipal bonds and obligations	—	118,233	—	118,233
Agency collateralized mortgage obligations	—	851,158	—	851,158
Agency residential mortgage-backed securities	—	216,940	—	216,940
Agency commercial mortgage-backed securities	—	62,305	—	62,305
Corporate bonds	—	110,721	—	110,721
Trust preferred securities	—	11,677	—	11,677
Other bonds and obligations	—	9,880	—	9,880
Marketable equity securities	44,851	334	—	45,185
Loans held for sale	—	153,620	—	153,620
Derivative assets	—	14,049	5,259	19,308
Other assets	—	—	3,834	3,834
Derivative liabilities	104	15,715	19	15,838

	December 31, 2016
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$13,229	$13,229
Available-for-sale securities:
Municipal bonds and obligations	—	119,816	—	119,816
Agency collateralized mortgage obligations	—	651,911	—	651,911
Agency residential mortgage-backed securities	—	228,684	—	228,684
Agency commercial mortgage-backed securities	—	64,534	—	64,534
Corporate bonds	—	56,006	—	56,006
Trust preferred securities	—	11,887	—	11,887
Other bonds and obligations	—	11,158	—	11,158
Marketable equity securities	62,284	3,257	—	65,541
Loans held for sale	—	120,673	—	120,673
Derivative assets	622	16,157	4,838	21,617
Other assets	—	—	798	798
Derivative liabilities	—	24,420	—	24,420

There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2017. During the year ended December 31, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 based on a change in valuation technique driven by the availability of market data. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2015.

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

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2017 (In thousands)
Loans Held for Sale	$153,620	$149,022	$4,598

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2016 (In thousands)
Loans Held for Sale	$120,673	$118,178	$2,495

The changes in fair value of loans held for sale for years ended December 31, 2017 and 2016 were gains of $2.1 million and $2.2 million, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income. In 2017, originations of loans held for sale totaled $2.4 billion and sales of loans originated as held for sale totaled $2.3 billion.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2017 and 2016:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights
Balance as of December 31, 2015	$14,189	$708	$323	$9	$—
Amounts acquired from First Choice Bank	—	—	3,900	—	696
Unrealized (loss) gain, net recognized in other non-interest income	(362)	—	13,563	91	102
Unrealized gain included in accumulated other comprehensive loss	—	—	—	—	—
Transfers to Level 2	—	(708)	—	—	—
Paydown of trading security	(598)	—	—	—	—
Transfers to loans held for sale	—	—	(13,048)	—	—
Balance as of December 31, 2016	$13,229	$—	$4,738	$100	$798
Unrealized (loss) gain, net recognized in other non-interest income	(320)	—	63,894	(81)	(221)
Unrealized gain included in accumulated other comprehensive loss	—	—	—	—	—
Transfers to Level 2	—	—	—	—	—
Paydown of trading security	(632)	—	—	—	—
Transfers to loans held for sale	—	—	(63,373)	—	—
Additions to servicing rights	—	—	—	—	3,257
Balance as of December 31, 2017	$12,277	$—	$5,259	$19	$3,834

Unrealized gains (losses) relating to instruments still held at December 31, 2017	$1,522	$—	$5,259	$19	$(221)
Unrealized gains relating to instruments still held at December 31, 2016	$1,843	$—	$4,738	$100	$102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2017 and 2016 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$12,277	Discounted Cash Flow	Discount Rate	2.74%
Forward Commitments	19	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Commitments to Lend	5,259	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	3,834	Discounted cash flow	Constant prepayment rate (CPR)	10.00%
			Discount rate	10.95%
Total	$21,389

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2016	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$13,229	Discounted Cash Flow	Discount Rate	2.62%
Forward Commitments	100	Historical Trend	Closing Ratio	80.36%
Commitments to Lend	4,738	Pricing Model	Origination Costs, per loan	$3.692
		Historical Trend	Closing Ratio	80.36%
Capitalized Servicing Rights	798	Pricing Model	Origination Costs, per loan	$3.692
		Discounted cash flow	Constant prepayment rate (CPR)	10.40%
			Discount rate	11.00%
Total	$18,865

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

	December 31, 2017	Fair Value Measurements as of December 31, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$23,853	December 2017
Capitalized servicing rights	12,527	December 2017
Other real estate owned	—	—
Total	$36,380

	December 31, 2016	Fair Value Measurements as of December 31, 2016
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$17,761	December 2016
Capitalized servicing rights	10,726	December 2016
Other real estate owned	151	Feb. 2016 - July 2016
Total	$28,638

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2017 and 2016 are as follows:

(in thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$23,853	Fair value of collateral	Loss severity	38.72% to 0.21% (3.40%)
			Appraised value	$10.9 to $5967 ($2,197)
Capitalized servicing rights	12,527	Discounted cash flow	Constant prepayment rate (CPR)	7.78% to 12.78% (10.38%)
			Discount rate	10.00% to 13.28% (11.72%)
Other real estate owned	—	Fair value of collateral	Appraised value	—
Total Assets	$36,380
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2017 and 2016.

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

	December 31, 2017
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$248,763	$248,763	$248,763	$—	$—
Trading security	12,277	12,277	—	—	12,277
Securities available for sale	1,426,099	1,426,099	44,850	1,381,249	—
Securities held to maturity	397,103	405,276	—	371,458	33,818
FHLB stock and restricted equity securities	63,085	N/A	—	N/A	—
Net loans	8,247,504	8,422,034	—	—	8,422,034
Loans held for sale	153,620	153,620	—	153,620	—
Accrued interest receivable	33,739	33,739	—	33,739	—
Derivative assets	19,308	19,308	—	14,049	5,259
Assets held for sale	1,392	1,392	—	1,392	—

Financial Liabilities
Total deposits	8,749,530	8,731,527	—	8,731,527	—
Short-term debt	667,300	667,246	—	667,246	—
Long-term FHLB advances	380,436	378,766	—	378,766	—
Subordinated notes	89,339	97,414	—	97,414	—
Derivative liabilities	15,838	15,838	104	15,715	19

	December 31, 2016
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,075	$113,075	$113,075	$—	$—
Trading security	13,229	13,229	—	—	13,229
Securities available for sale	1,209,537	1,209,537	62,284	1,147,253	—
Securities held to maturity	334,368	337,680	—	300,806	36,874
FHLB stock and restricted equity securities	71,112	N/A	—	N/A	—
Net loans	6,505,789	6,532,745	—	—	6,532,745
Loans held for sale	120,673	120,673	—	120,673	—
Accrued interest receivable	26,113	26,113	—	26,113	—
Derivative assets	21,617	21,617	622	16,157	4,838
Assets held for sale	322	322	—	322	—

Financial Liabilities
Total deposits	6,622,092	6,624,108	—	6,624,108	—
Short-term debt	1,082,044	1,081,996	—	1,081,996	—
Long-term FHLB advances	142,792	143,151	—	143,151	—
Subordinated notes	89,161	96,973	—	96,973	—
Derivative liabilities	24,420	24,420	—	24,420	—
Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLB stock and restricted equity securities. It is not practical to determine fair value due to the restricted nature of the security.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. Investment in subsidiaries at December 31, 2017 includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2017	2016
Assets
Cash due from Berkshire Bank	$83,380	$43,018
Investment in subsidiaries	1,470,859	1,127,706
Securities available for sale, at fair value	21,827	23,651
Other assets	12,138	1,372
Total assets	$1,588,204	$1,195,747

Liabilities and Shareholders’ Equity
Short term debt	$—	$10,000
Subordinated notes	89,339	89,161
Accrued expenses	2,601	3,288
Shareholders’ equity	1,496,264	1,093,298
Total liabilities and shareholders’ equity	$1,588,204	$1,195,747

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Income:
Dividends from subsidiaries	$39,000	$33,000	$34,000
Other	5,864	4,072	2,763
Total income	44,864	37,072	36,763
Interest expense	5,338	5,743	5,674
Non-interest expenses	6,042	3,740	3,670
Total expense	11,380	9,483	9,344
Income before income taxes and equity in undistributed income of subsidiaries	33,484	27,589	27,419
Income tax benefit	(1,783)	(2,123)	(2,518)
Income before equity in undistributed income of subsidiaries	35,267	29,712	29,937
Equity in undistributed income of subsidiaries	19,980	28,958	19,581
Net income	55,247	58,670	49,518
Preferred stock dividend	219	—	—
Income available to common shareholders	$55,028	$58,670	$49,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$55,247	$58,670	$49,518
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(19,980)	(28,958)	(19,581)
Other, net	(7,964)	1,988	10,904
Net cash provided by operating activities	27,303	31,700	40,841

Cash flows from investing activities:
Advances to subsidiaries	(100,000)	—	—
Acquisitions, net of cash paid	—	—	(3,293)
Purchase of securities	(1,057)	(18,016)	(18)
Sale of securities	2,101	—	—
Other, net	1,508	9,728	—
Net cash (used) in investing activities	(97,448)	(8,288)	(3,311)

Cash flows from financing activities:
Proceed from issuance of short term debt	—	9,349	—
Repayment of short term debt	(9,822)	—	(9,935)
Net proceeds from common stock	153,313	3,712	—
Net proceeds from preferred stock	—	—	—
Net proceeds from reissuance of treasury stock	—	—	240
Payment to repurchase common stock	—	(4,632)	(550)
Common stock cash dividends paid	(33,022)	(24,916)	(21,903)
Preferred stock cash dividends paid	(219)	—	—
Other, net	257	11	167
Net cash provided provided/(used) by financing activities	110,507	(16,476)	(31,981)

Net change in cash and cash equivalents	40,362	6,936	5,549

Cash and cash equivalents at beginning of year	43,018	36,082	30,533

Cash and cash equivalents at end of year	$83,380	$43,018	$36,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2017				2016
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$105,823	$89,060	$84,666	$80,709	$72,434	$70,511	$69,018	$68,476
Interest expense	19,457	17,062	15,121	13,823	13,276	12,540	11,577	10,779
Net interest income	86,366	71,998	69,545	66,886	59,158	57,971	57,441	57,697
Non-interest income	29,298	28,836	32,798	34,757	16,725	18,941	14,555	15,630
Total revenue	115,664	100,834	102,343	101,643	75,883	76,912	71,996	73,327
Provision for loan losses	6,141	4,900	4,889	5,095	4,100	4,734	4,522	4,006
Non-interest expense	90,041	65,820	69,523	74,326	61,090	48,844	46,268	47,100
Income before income taxes	19,482	30,114	27,931	22,222	10,693	23,334	21,206	22,221
Income tax expense (1)	22,292	7,211	8,237	6,762	362	6,953	5,249	6,220
Net (loss)/income	$(2,810)	$22,903	$19,694	$15,460	$10,331	$16,381	$15,957	$16,001

Basic (loss)/earnings per common share	$(0.06)	$0.57	$0.53	$0.44	$0.32	$0.53	$0.52	$0.52

Diluted (loss)/earnings per share	$(0.06)	$0.57	$0.53	$0.44	$0.32	$0.53	$0.52	$0.52

Weighted average common shares outstanding:
Basic	45,122	39,984	37,324	35,280	32,185	30,621	30,605	30,511
Diluted	45,122	40,145	37,474	35,452	32,381	30,811	30,765	30,688

(1)
2017 income tax expense includes $18.1 million charge to re-measure the net deferred tax asset at December 31, 2017 pursuant to the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, per the Tax Cuts and Jobs Act enacted on December 22, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2017, 2016, and 2015, respectively:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net interest income	$294,795	$232,267	$213,849
Provision for loan losses	21,025	17,362	16,726
Net interest income after provision for loan losses	273,770	214,905	197,123
Total non-interest income	125,689	65,851	54,288
Total non-interest expense	299,710	203,302	196,829
Income from continuing operations before income taxes	99,749	77,454	54,582
Income tax expense	44,502	18,784	5,064
Net income	$55,247	$58,670	$49,518