Form 10-Q
period 2018-03-31
BERKSHIRE HILLS BANCORP INC
filed 2018-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The Registrant had 45,423,597 shares of common stock, par value $0.01 per share, outstanding as of May 7, 2018.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$88,193	$91,122
Short-term investments	35,694	157,641
Total cash and cash equivalents	123,887	248,763
Trading security, at fair value	11,795	12,277
Securities available for sale and other, at fair value	1,460,660	1,426,099
Securities held to maturity (fair values of $394,296 and $405,276)	395,337	397,103
Federal Home Loan Bank stock and other restricted securities	64,038	63,085
Total securities	1,931,830	1,898,564
Loans held for sale, at fair value	98,440	153,620
Commercial real estate	3,266,737	3,264,742
Commercial and industrial loans	1,818,974	1,803,939
Residential mortgages	2,181,807	2,102,807
Consumer loans	1,108,899	1,127,850
Total loans	8,376,417	8,299,338
Less: Allowance for loan losses	(53,859)	(51,834)
Net loans	8,322,558	8,247,504
Premises and equipment, net	111,237	109,352
Goodwill	519,128	519,287
Other intangible assets	37,085	38,296
Cash surrender value of bank-owned life insurance policies	192,379	191,221
Deferred tax assets, net	51,679	47,061
Other assets	131,024	117,083
Total assets	$11,519,247	$11,570,751

Liabilities
Demand deposits	$1,575,243	$1,606,656
NOW and other deposits	715,581	734,558
Money market deposits	2,749,763	2,776,157
Savings deposits	756,711	741,954
Time deposits	2,885,969	2,890,205
Total deposits	8,683,267	8,749,530
Short-term debt	835,891	667,300
Long-term Federal Home Loan Bank advances	289,969	380,436
Subordinated borrowings	89,384	89,339
Total borrowings	1,215,244	1,137,075
Other liabilities	123,079	187,882
Total liabilities	$10,021,590	$10,074,487
(continued)

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2018; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2017	40,633	40,633
Common stock ($.01 par value; 50,000,000 shares authorized and 46,211,894 shares issued and 45,360,369 shares outstanding in 2018; 50,000,000 shares authorized, 46,211,894 shares issued and 45,290,433 shares outstanding in 2017)	460	460
Additional paid-in capital - common stock	1,243,590	1,242,487
Unearned compensation	(8,476)	(6,531)
Retained earnings	259,499	239,179
Accumulated other comprehensive (loss) income	(15,427)	4,161
Treasury stock, at cost (851,525 shares in 2018 and 921,461 shares in 2017)	(22,622)	(24,125)
Total shareholders’ equity	1,497,657	1,496,264
Total liabilities and shareholders’ equity	$11,519,247	$11,570,751
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Interest and dividend income
Loans	$92,835	$68,943
Securities and other	14,405	11,766
Total interest and dividend income	107,240	80,709
Interest expense
Deposits	15,325	9,098
Borrowings	6,445	4,725
Total interest expense	21,770	13,823
Net interest income	85,470	66,886
Non-interest income
Mortgage banking originations	10,147	12,678
Loan related income	5,438	4,179
Deposit related fees	8,066	6,204
Insurance commissions and fees	3,025	3,136
Wealth management fees	2,597	2,526
Total fee income	29,273	28,723
Other, net	1,268	93
(Loss)/gain on securities, net	(1,502)	12,570
Gain on sale of business operations and other assets, net	481	—
Loss on termination of hedges	—	(6,629)
Total non-interest income	29,520	34,757
Total net revenue	114,990	101,643
Provision for loan losses	5,575	5,095
Non-interest expense
Compensation and benefits	42,184	36,119
Occupancy and equipment	10,082	9,026
Technology and communications	6,830	6,087
Marketing and promotion	2,612	1,999
Professional services	2,053	2,451
FDIC premiums and assessments	1,195	1,298
Other real estate owned and foreclosures	67	28
Amortization of intangible assets	1,268	801
Acquisition, restructuring, and other expenses	5,093	11,682
Other	5,485	4,835
Total non-interest expense	76,869	74,326

Income before income taxes	32,546	22,222
Income tax expense	7,298	6,762
Net income	$25,248	$15,460
Preferred stock dividend	230	—
Income available to common shareholders	25,018	15,460

Earnings per share:
Basic	$0.55	$0.44
Diluted	$0.55	$0.44
Weighted average shares outstanding:
Basic	45,966	35,280
Diluted	46,200	35,452
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$25,248	$15,460
Other comprehensive income, before tax:
Changes in unrealized loss on debt securities available-for-sale	(19,162)	(9,433)
Changes in unrealized loss on derivative hedges	—	6,573
Income taxes related to other comprehensive income:
Changes in unrealized loss on debt securities available-for-sale	4,931	3,540
Changes in unrealized gains on derivative hedges	—	(2,588)
Total other comprehensive loss	(14,231)	(1,908)
Total comprehensive income	$11,017	$13,552
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2016	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	—	—	15,460	—	—	15,460
Other comprehensive loss	—	—	—	—	—	—	—	(1,908)	—	(1,908)
Total comprehensive income	—	—	—	—	—	—	15,460	(1,908)	—	13,552
Cash dividends declared ($0.21 per share)	—	—	—	—	—	—	(7,506)	—	—	(7,506)
Forfeited shares	—	—	(2)	—	20	60	—	—	(80)	—
Exercise of stock options	—	—	6	—	—	—	(71)	—	152	81
Restricted stock grants	—	—	81	—	807	(2,859)	—	—	2,052	—
Stock-based compensation	—	—	—	—	—	1,202	—	—	—	1,202
Other, net	—	—	(29)	—	15	—	(70)	—	(1,019)	(1,074)
Balance at March 31, 2017	—	—	35,729	$366	$899,831	$(7,971)	$225,307	$7,858	$(25,838)	$1,099,553

Balance at December 31, 2017	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264

Comprehensive income:
Net income	—	—	—	—	—	—	25,248	—	—	25,248
Other comprehensive loss	—	—	—	—	—	—	—	(14,231)	—	(14,231)
Total comprehensive income	—	—	—	—	—	—	25,248	(14,231)	—	11,017
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.22 per share)	—	—	—	—	—	—	(9,982)	—	—	(9,982)
Cash dividends declared on preferred shares ($0.44 per share)	—	—	—	—	—	—	(230)	—	—	(230)
Forfeited shares	—	—	(4)	—	31	125	—	—	(156)	—
Exercise of stock options	—	—	5	—	—	—	(73)	—	149	76
Restricted stock grants	—	—	92	—	1,056	(3,452)	—	—	2,396	—
Stock-based compensation	—	—	—	—	—	1,382	—	—	—	1,382
Other, net	—	—	(23)	—	16	—	—	—	(886)	(870)
Balance at March 31, 2018	522	$40,633	45,360	$460	$1,243,590	$(8,476)	$259,499	$(15,427)	$(22,622)	$1,497,657
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$25,248	$15,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,575	5,095
Net amortization of securities	743	626
Change in unamortized net loan costs and premiums	577	1,227
Premises and equipment depreciation and amortization expense	2,556	2,467
Stock-based compensation expense	1,382	1,202
Accretion of purchase accounting entries, net	(3,838)	(4,597)
Amortization of other intangibles	1,268	801
Income from cash surrender value of bank-owned life insurance policies	(1,158)	(967)
Securities losses (gains), net	1,502	(12,570)
Originations of loans held for sale	(479,692)	(429,181)
Proceeds from sale of loans held for sale	545,019	472,791
Net gain on sale of loans and other mortgage banking income	(10,147)	(12,678)
Loss on disposition of assets	—	662
Loss on sale of real estate	—	13
Amortization of interest in tax-advantaged projects	506	1,329
Net change in other	(3,908)	6,965
Net cash provided by operating activities	85,633	48,645

Cash flows from investing activities:
Net decrease in trading security	165	157
Proceeds from sales of securities available for sale	—	26,085
Proceeds from maturities, calls, and prepayments of securities available for sale	44,069	44,794
Purchases of securities available for sale and other	(116,423)	(151,731)
Purchases of marketable equity securities	(12,688)	—
Proceeds from sales of marketable equity securities	26,096	—
Proceeds from maturities, calls, and prepayments of securities held to maturity	2,885	3,791
Purchases of securities held to maturity	(1,618)	(1,037)
Net change in loans	(149,774)	(82,329)
Proceeds from surrender of bank-owned life insurance	—	310
Proceeds from sale of Federal Home Loan Bank stock	16,661	1,636
Purchase of Federal Home Loan Bank stock	(17,614)	(6,931)
Net investment in limited partnership tax credits	—	(354)
Purchase of premises and equipment, net	(4,376)	(5,070)
Payment to terminate cash flow hedges	—	6,573
Proceeds from sale of other real estate	—	102
Net cash (used) by investing activities	(212,617)	(164,004)
(continued)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from financing activities:
Net (decrease) increase in deposits	(65,870)	34,757
Proceeds from Federal Home Loan Bank advances and other borrowings	1,235,892	2,291,600
Repayments of Federal Home Loan Bank advances and other borrowings	(1,157,778)	(2,221,603)
Exercise of stock options	76	81
Common and preferred stock cash dividends paid	(10,212)	(7,506)
Acquisition contingent consideration paid	—	(1,700)
Net cash provided by financing activities	2,108	95,629

Net change in cash and cash equivalents	(124,876)	(19,732)
Cash and cash equivalents at beginning of period	248,763	113,075
Cash and cash equivalents at end of period	$123,887	$93,343

Supplemental cash flow information:
Interest paid on deposits	$15,345	$9,253
Interest paid on borrowed funds	6,725	5,084
Income taxes paid (refund), net	1,065	(3,685)

Other non-cash changes:
Other net comprehensive income	(14,231)	(1,908)
Real estate owned acquired in settlement of loans	—	35
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

The consolidated financial statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Boston, Massachusetts, and Berkshire Insurance Group, Inc. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustment’s necessary for a fair statement are reflected in the interim periods presented.

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.

Prior Period Acquisition
The Company completed the acquisition of Commerce Bancshares Corp. (“Commerce”), the parent company of Commerce Bank & Trust Company (“Commerce Bank”), at the close of business on October 13, 2017. With this acquisition, the Company established a market position in Worcester, New England’s second largest city. Additionally, this acquisition was a catalyst for the Company’s decision to relocate its corporate headquarters to Boston and to expand its Greater Boston market initiatives. This acquisition also increased the Company’s total assets over the $10 billion Dodd Frank Act threshold for additional regulatory requirements.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Due to the complexity in valuing the acquired loans and the significant amount of data inputs required, the valuation of the loans is not yet final. Fair value estimates are based on the information available, and are subject to change up to one year after the closing date of the acquisition as additional information relative to the closing date fair values become available. In the first quarter of 2018 the Company did not recognize a material measurement period adjustment. Management continues to review initial estimates on certain areas such as loan valuations and the deferred tax asset.

Recently Adopted Accounting Principles
Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

•	ASU No. 2014-09, Revenue from Contracts with Customers (additional information is disclosed in Note 14 - Revenue of the Consolidated Financial Statements);

•	ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

The adoption of these accounting standards did not have a material impact on the Company's financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulting from the Tax Cuts and Jobs Act of 2017. These amendments are effective for all entities for fiscal years beginning after December 15, 2018. For interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $896 thousand, with no net effect on total shareholders’ equity.

Future Application of Accounting Pronouncements
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

Additionally, the ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. The Company continues to identify a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the guidance. We will continue to review contracts up through the effective date and may identify additional leases or leases embedded in arrangements that will be within the scope of the new guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect adoption to have a material effect on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $10.6 million and $10.8 million, and a fair value of $11.8 million and $12.3 million, at March 31, 2018 and December 31, 2017, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND OTHER

As the Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" during the current period, all changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale, held to maturity, and other:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Securities available for sale and other
Debt securities:
Municipal bonds and obligations	$112,857	$2,784	$(721)	$114,920
Agency collateralized mortgage obligations	932,723	29	(19,816)	912,936
Agency mortgage-backed securities	195,526	95	(5,523)	190,098
Agency commercial mortgage-backed securities	63,561	—	(3,003)	60,558
Corporate bonds	100,963	861	(32)	101,792
Trust preferred securities	11,297	266	—	11,563
Other bonds and obligations	9,473	104	(45)	9,532
Total debt securities	1,426,400	4,139	(29,140)	1,401,399
Other securities:
Marketable equity securities	59,261	—	—	59,261
Total securities available for sale and other	1,485,661	4,139	(29,140)	1,460,660
Securities held to maturity
Municipal bonds and obligations	269,636	4,251	(2,980)	270,907
Agency collateralized mortgage obligations	73,207	433	(1,078)	72,562
Agency mortgage-backed securities	7,712	—	(316)	7,396
Agency commercial mortgage-backed securities	10,465	—	(509)	9,956
Tax advantaged economic development bonds	33,996	361	(1,203)	33,154
Other bonds and obligations	321	—	—	321
Total securities held to maturity	395,337	5,045	(6,086)	394,296
Total	$1,880,998	$9,184	$(35,226)	$1,854,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale and other
Debt securities:
Municipal bonds and obligations	$113,427	$5,012	$(206)	$118,233
Agency collateralized mortgage obligations	859,705	397	(8,944)	851,158
Agency mortgage-backed securities	218,926	279	(2,265)	216,940
Agency commercial mortgage-backed securities	64,025	41	(1,761)	62,305
Corporate bonds	110,076	882	(237)	110,721
Trust preferred securities	11,334	343	—	11,677
Other bonds and obligations	9,757	154	(31)	9,880
Total debt securities	1,387,250	7,108	(13,444)	1,380,914
Other securities:
Marketable equity securities	36,483	9,211	(509)	45,185
Total securities available for sale and other	1,423,733	16,319	(13,953)	1,426,099
Securities held to maturity
Municipal bonds and obligations	270,310	8,675	(90)	278,895
Agency collateralized mortgage obligations	73,742	1,045	(486)	74,301
Agency mortgage-backed securities	7,892	—	(164)	7,728
Agency commercial mortgage-backed securities	10,481	—	(268)	10,213
Tax advantaged economic development bonds	34,357	596	(1,135)	33,818
Other bonds and obligations	321	—	—	321
Total securities held to maturity	397,103	10,316	(2,143)	405,276
Total	$1,820,836	$26,635	$(16,096)	$1,831,375

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$387	$388	$15,013	$15,336
Over 1 year to 5 years	33,130	33,297	13,189	13,174
Over 5 years to 10 years	75,568	76,746	7,999	8,079
Over 10 years	125,505	127,376	267,752	267,793
Total bonds and obligations	234,590	237,807	303,953	304,382
Mortgage-backed securities	1,191,810	1,163,592	91,384	89,914
Total	$1,426,400	$1,401,399	$395,337	$394,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$128	$4,399	$593	$8,582	$721	$12,981
Agency collateralized mortgage obligations	16,667	816,169	3,149	78,858	19,816	895,027
Agency mortgage-backed securities	2,715	123,776	2,808	62,093	5,523	185,869
Agency commercial mortgage-backed securities	268	13,647	2,735	46,911	3,003	60,558
Corporate bonds	32	7,544	—	—	32	7,544
Other bonds and obligations	18	1,084	27	1,997	45	3,081
Total securities available for sale	19,828	966,619	9,312	198,441	29,140	1,165,060

Securities held to maturity
Municipal bonds and obligations	2,779	112,585	201	1,915	2,980	114,500
Agency collateralized mortgage obligations	444	32,112	634	12,317	1,078	44,429
Agency mortgage-backed securities	—	—	316	7,397	316	7,397
Agency commercial mortgage-backed securities	—	—	509	9,956	509	9,956
Tax advantaged economic development bonds	1,203	15,712	—	—	1,203	15,712
Total securities held to maturity	4,426	160,409	1,660	31,585	6,086	191,994
Total	$24,254	$1,127,028	$10,972	$230,026	$35,226	$1,357,054

December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$206	$8,985	$206	$8,985
Agency collateralized mortgage obligations	6,849	655,479	2,095	80,401	8,944	735,880
Agency mortgage-backed securities	765	95,800	1,500	65,323	2,265	161,123
Agency commercial mortgage-backed securities	334	17,379	1,427	39,268	1,761	56,647
Corporate bonds	1	328	236	15,769	237	16,097
Trust preferred securities	—	—	—	—	—	—
Other bonds and obligations	11	1,096	20	2,004	31	3,100
Total securities available for sale	7,960	770,082	5,484	211,750	13,444	981,832

Securities held to maturity
Municipal bonds and obligations	35	10,213	55	2,059	90	12,272
Agency collateralized mortgage obligations	—	—	486	12,946	486	12,946
Agency mortgage-backed securities	—	—	164	7,728	164	7,728
Agency commercial mortgage-backed securities	—	—	268	10,213	268	10,213
Tax advantaged economic development bonds	1,135	7,305	—	—	1,135	7,305
Total securities held to maturity	1,170	17,518	973	32,946	2,143	50,464
Total	$9,130	$787,600	$6,457	$244,696	$15,587	$1,032,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2018:

AFS municipal bonds and obligations
At March 31, 2018, 13 of the total 258 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2018, 229 out of the total 243 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2018, 73 out of the total 101 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2018, 4 out of the total 20 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.2% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At March 31, 2018, 6 out of the total 9 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.5% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At March 31, 2018, 73 of the 227 securities in the Company’s portfolio of municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2018, 4 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2018, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.5% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2018, 3 out of the total 7 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 7.1% of the amortized cost of the security in an unrealized loss position. One of the above mentioned tax advantaged economic bond was downgraded to special mention during 2017. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from Commerce Bank and Trust Company, First Choice Bank, Parke Bank, Firestone Financial Corp., Hampden Bancorp, Inc., the New York branch acquisition, Beacon Federal Bancorp, Inc., The Connecticut Bank and Trust Company, Legacy Bancorp, Inc., and Rome Bancorp, Inc. Acquired loans that are refinanced are transferred to business activity loans. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	March 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$255,835	$91,468	$347,303	$269,206	$84,965	$354,171
Single and multi-family	345,180	197,040	542,220	217,083	206,082	423,165
Other commercial real estate	1,680,488	696,726	2,377,214	1,731,418	755,988	2,487,406
Total commercial real estate	2,281,503	985,234	3,266,737	2,217,707	1,047,035	3,264,742

Commercial and industrial loans:	1,195,642	623,332	1,818,974	1,182,569	621,370	1,803,939

Total commercial loans	3,477,145	1,608,566	5,085,711	3,400,276	1,668,405	5,068,681

Residential mortgages:
1-4 family	1,900,592	274,890	2,175,482	1,808,024	289,373	2,097,397
Construction	6,121	204	6,325	5,177	233	5,410
Total residential mortgages	1,906,713	275,094	2,181,807	1,813,201	289,606	2,102,807

Consumer loans:
Home equity	291,094	109,019	400,113	294,954	115,227	410,181
Auto and other	607,726	101,060	708,786	603,767	113,902	717,669
Total consumer loans	898,820	210,079	1,108,899	898,721	229,129	1,127,850

Total loans	$6,282,678	$2,093,739	$8,376,417	$6,112,198	$2,187,140	$8,299,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at March 31, 2018 totaled $2.1 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $93.6 million (and a note balance of $202.8 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $2.0 billion.

At December 31, 2017, acquired loans maintained a carrying value of $2.2 billion and purchased credit-impaired loans totaled $97.3 million (note balance of $208.7 million). Loans considered not credit-impaired at acquisition date had a carrying amount of $2.1 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$11,561	$8,738
Reclassification from nonaccretable difference for loans with improved cash flows	1,742	418
Change in cash flows that do not affect nonaccretable difference	(188)	(747)
Accretion	(2,723)	(1,046)
Balance at end of period	$10,392	$7,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at March 31, 2018 and December 31, 2017:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$255,835	$255,835	$—
Single and multi-family	—	—	443	443	344,737	345,180	10
Other commercial real estate	1,673	15,305	5,580	22,558	1,657,930	1,680,488	64
Total	1,673	15,305	6,023	23,001	2,258,502	2,281,503	74
Commercial and industrial loans:
Total	1,492	1,275	5,876	8,643	1,186,999	1,195,642	4
Residential mortgages:
1-4 family	861	543	2,465	3,869	1,896,723	1,900,592	425
Construction	—	—	—	—	6,121	6,121	—
Total	861	543	2,465	3,869	1,902,844	1,906,713	425
Consumer loans:
Home equity	161	99	2,695	2,955	288,139	291,094	97
Auto and other	2,174	695	1,774	4,643	603,083	607,726	112
Total	2,335	794	4,469	7,598	891,222	898,820	209
Total	$6,361	$17,917	$18,833	$43,111	$6,239,567	$6,282,678	$712

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$269,206	$269,206	$—
Single and multi-family	—	—	451	451	216,632	217,083	—
Other commercial real estate	1,925	48	5,023	6,996	1,724,422	1,731,418	457
Total	1,925	48	5,474	7,447	2,210,260	2,217,707	457
Commercial and industrial loans:
Total	4,031	1,912	6,023	11,966	1,170,603	1,182,569	128
Residential mortgages:
1-4 family	2,412	242	2,186	4,840	1,803,184	1,808,024	520
Construction	—	—	—	—	5,177	5,177	—
Total	2,412	242	2,186	4,840	1,808,361	1,813,201	520
Consumer loans:
Home equity	444	1,235	1,747	3,426	291,528	294,954	120
Auto and other	3,389	599	1,597	5,585	598,182	603,767	143
Total	3,833	1,834	3,344	9,011	889,710	898,721	263
Total	$12,201	$4,036	$17,027	$33,264	$6,078,934	$6,112,198	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$7,651	$91,468	$—
Single and multi-family	185	—	228	413	2,530	197,040	—
Other commercial real estate	225	—	4,958	5,183	37,704	696,726	1,050
Total	410	—	5,186	5,596	47,885	985,234	1,050
Commercial and industrial loans:
Total	822	107	1,906	2,835	36,461	623,332	348
Residential mortgages:
1-4 family	434	396	3,736	4,566	6,903	274,890	—
Construction	—	—	—	—	—	204	—
Total	434	396	3,736	4,566	6,903	275,094	—
Consumer loans:
Home equity	216	81	1,251	1,548	1,965	109,019	—
Auto and other	277	57	500	834	431	101,060	15
Total	493	138	1,751	2,382	2,396	210,079	15
Total	$2,159	$641	$12,579	$15,379	$93,645	$2,093,739	$1,413
Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:				—
Construction	$—	$—	$—	$—	$7,655	$84,965	$—
Single and multi-family	671	—	203	874	2,846	206,082	—
Other commercial real estate	816	1,875	2,156	4,847	42,801	755,988	109
Total	1,487	1,875	2,359	5,721	53,302	1,047,035	109
Commercial and industrial loans:
Total	1,252	268	1,439	2,959	34,629	621,370	23
Residential mortgages:
1-4 family	957	2,581	1,247	4,785	6,974	289,373	30
Construction	—	—	—	—	—	233	—
Total	957	2,581	1,247	4,785	6,974	289,606	30
Consumer loans:
Home equity	286	40	1,965	2,291	1,956	115,227	—
Auto and other	346	135	430	911	483	113,902	38
Total	632	175	2,395	3,202	2,439	229,129	38
Total	$4,328	$4,899	$7,440	$16,667	$97,344	$2,187,140	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Single and multi-family	433	228	661	451	203	654
Other commercial real estate	5,516	3,908	9,424	4,566	2,047	6,613
Total	5,949	4,136	10,085	5,017	2,250	7,267

Commercial and industrial loans:
Total	5,872	1,558	7,430	5,895	1,333	7,228

Residential mortgages:
1-4 family	2,040	3,736	5,776	1,666	1,217	2,883
Construction	—	—	—	—	—	—
Total	2,040	3,736	5,776	1,666	1,217	2,883

Consumer loans:
Home equity	2,598	1,251	3,849	1,627	1,965	3,592
Auto and other	1,662	485	2,147	1,454	392	1,846
Total	4,260	1,736	5,996	3,081	2,357	5,438
Total non-accrual loans	$18,121	$11,166	$29,287	$15,659	$7,157	$22,816
_______________________________________
(1)  At quarter end March 31, 2018, there were no acquired credit impaired loans greater than 90 days past due.
(2)  At December 31, 2017, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of March 31, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$33,094	$6,913	$2,466	$1,845	$44,318
Collectively evaluated for impairment	2,248,409	1,188,729	1,904,247	896,975	6,238,360
Total	$2,281,503	$1,195,642	$1,906,713	$898,820	$6,282,678

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$33,732	$5,761	$3,872	$—	$43,365
Collectively evaluated for impairment	2,183,975	1,176,808	1,809,329	898,721	6,068,833
Total	$2,217,707	$1,182,569	$1,813,201	$898,721	$6,112,198

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2018
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$5,424	$745	$2,695	$1,094	$9,958
Purchased credit-impaired loans	47,885	36,461	6,903	2,396	93,645
Collectively evaluated for impairment	931,925	586,126	265,496	206,589	1,990,136
Total	$985,234	$623,332	$275,094	$210,079	$2,093,739

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,244	$421	$2,617	$27	$7,309
Purchased credit-impaired loans	53,302	34,629	6,974	2,439	97,344
Collectively evaluated for impairment	989,489	586,320	280,015	226,663	2,082,487
Total	$1,047,035	$621,370	$289,606	$229,129	$2,187,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at March 31, 2018 and December 31, 2017:

Business Activities Loans

	March 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	20,286	23,042	—
Commercial and industrial loans	3,091	3,846	—
Residential mortgages - 1-4 family	1,011	1,433	—
Consumer - home equity	1,784	2,415	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$309	$323	$1
Other commercial real estate loans	12,835	15,762	173
Commercial and industrial loans	3,915	4,494	296
Residential mortgages - 1-4 family	1,478	1,580	137
Consumer - home equity	45	53	1
Consumer - other	16	16	1

Total
Commercial real estate	$33,430	$39,127	$174
Commercial and industrial loans	7,006	8,340	296
Residential mortgages	2,489	3,013	137
Consumer	1,845	2,484	2
Total impaired loans	$44,770	$52,964	$609
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$1,077	$3,607	$—
Other commercial real estate loans	18,285	18,611	—
Commercial and industrial loans	2,060	2,629	—
Residential mortgages - 1-4 family	660	1,075	—
Consumer - home equity	867	1,504	—

With an allowance recorded:
Commercial real estate - construction	$159	$159	$1
Commercial real estate - single and multifamily	159	171	1
Other commercial real estate loans	14,321	15,235	227
Commercial and industrial loans	3,716	4,249	66
Residential mortgages - 1-4 family	1,344	1,446	130
Consumer - home equity	1,014	999	34
Consumer - other	17	17	1

Total
Commercial real estate	$34,001	$37,783	$229
Commercial and industrial loans	5,776	6,878	66
Residential mortgages	2,004	2,521	130
Consumer	1,898	2,520	35
Total impaired loans	$43,679	$49,702	$460
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	March 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$185	$276	$—
Other commercial real estate loans	2,400	5,192	—
Commercial and industrial loans	574	1,618	—
Residential mortgages - 1-4 family	697	709	—
Consumer - home equity	754	1,303	—
Consumer - other	17	18	—

With an allowance recorded:
Commercial real estate - single and multifamily	$766	$763	$12
Other commercial real estate loans	2,082	2,093	29
Commercial and industrial loans	178	176	3
Residential mortgages - 1-4 family	2,004	2,385	506
Consumer - home equity	323	362	30

Total			x
Commercial real estate	$5,433	$8,324	$41
Commercial and industrial loans	752	1,794	3
Residential mortgages	2,701	3,094	506
Consumer	1,094	1,683	30
Total impaired loans	$9,980	$14,895	$580
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$204	$290	$—
Other commercial real estate loans	1,123	2,794	—
Other commercial and industrial loans	255	310	—
Residential mortgages - 1-4 family	658	671	—
Consumer - home equity	1,374	1,654	—
Consumer - other	27	27	—

With an allowance recorded:
Commercial real estate - single and multifamily	$887	$880	$18
Other commercial real estate loans	2,043	1,661	38
Commercial and industrial loans	165	166	1
Residential mortgages - 1-4 family	166	185	9
Consumer - home equity	433	540	45

Total
Commercial real estate	$4,257	$5,625	$56
Commercial and industrial loans	420	476	1
Residential mortgages	824	856	9
Consumer	1,834	2,221	45
Total impaired loans	$7,335	$9,178	$111
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2018 and 2017:

Business Activities Loans

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$153	$—
Other commercial real estate loans	20,272	91	20,756	217
Commercial and industrial loans	2,625	62	1,350	5
Residential mortgages - 1-4 family	807	14	2,025	18
Consumer - home equity	1,730	2	1,574	19
Consumer - other	—	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$311	$2	$181	$—
Other commercial real estate loans	12,887	167	7,011	71
Commercial and industrial loans	3,933	64	5,876	143
Residential mortgages - 1-4 family	1,484	17	939	14
Consumer - home equity	46	1	1,149	8
Consumer - other	17	—	—	—

Total
Commercial real estate	$33,470	$260	$28,101	$288
Commercial and industrial loans	6,558	126	7,226	148
Residential mortgages	2,291	31	2,964	32
Consumer loans	1,793	3	2,723	27
Total impaired loans	$44,112	$420	$41,014	$495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$191	$5	$721	$31
Other commercial real estate loans	2,157	41	1,272	21
Commercial and industrial loans	425	9	403	—
Residential mortgages - 1-4 family	700	4	409	6
Consumer - home equity	953	—	—	—
Consumer - other	19	1	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$769	$10	$915	$12
Other commercial real estate loans	2,107	27	1,494	19
Commercial and industrial loans	61	2	362	13
Residential mortgages - 1-4 family	1,520	1	98	1
Consumer - home equity	324	4	743	4
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$5,224	$83	$4,402	$83
Commercial and industrial loans	486	11	765	13
Residential mortgages	2,220	5	507	7
Consumer loans	1,296	5	743	4
Total impaired loans	$9,226	$104	$6,417	$107

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2018 and March 31, 2017. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended March 31, 2018 and 2017 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	4	$1,995	$1,924
Residential - 1-4 Family	1	118	118
Consumer - Home Equity	—	—	—
Total	5	$2,113	$2,042

	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	6	$2,832	$2,333
Commercial and industrial - Other	1	24	24
Residential - 1-4 Family	2	205	188
Consumer Home Equity	1	53	53
Total	10	$3,114	$2,598

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the three months ended March 31, 2018, there were no loans that were restructured that had subsequently defaulted during the period. For the three months ended March 31, 2017, there were two loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial	1	$101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of the period	$41,990	$33,829
Principal payments	(639)	(888)
TDR status change (1)	—	—
Other reductions/increases (2)	(288)	(840)
Newly identified TDRs	2,042	2,598
Balance at end of the period	$43,105	$34,699
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

As of March 31, 2018, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2018 and December 31, 2017 totaled $7.2 million and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 was as follows:

	At or for the three months ended March 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	106	890	—	940	1,936
Recoveries on charged-off loans	23	44	—	74	141
Provision/(releases) for loan losses	1,081	225	(822)	2,668	3,152
Balance at end of period	$17,841	$13,229	$8,598	$7,609	$47,277

	At or for the three months ended March 31, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,498	$9,447	$7,805	$5,479	$39,229
Charged-off loans	124	1,270	235	687	2,316
Recoveries on charged-off loans	58	16	15	86	175
Provision/(releases) for loan losses	(152)	3,657	278	592	4,375
Balance at end of period	$16,280	$11,850	$7,863	$5,470	$41,463

	At or for the three months ended March 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	740	155	431	529	1,855
Recoveries on charged-off loans	6	29	25	40	100
Provision for loan losses	873	244	854	452	2,423
Balance at end of period	$3,995	$1,243	$1,046	$298	$6,582

	At or for the three months ended March 31, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	577	436	143	151	1,307
Recoveries on charged-off loans	10	55	39	55	159
Provision for loan losses	392	271	44	13	720
Balance at end of period	$2,128	$1,054	$706	$453	$4,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of March 31, 2018 and December 31, 2017:

	At March 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	174	296	137	2	609
Collectively evaluated for impairment	17,667	12,933	8,461	7,607	46,668
Total	$17,841	$13,229	$8,598	$7,609	$47,277

	At December 31, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated for impairment	16,614	13,784	9,290	5,772	45,460
Total	16,843	13,850	9,420	5,807	45,920

	At March 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	41	3	506	30	580
Collectively evaluated for impairment	3,954	1,240	540	268	6,002
Total	$3,995	$1,243	$1,046	$298	$6,582

	At December 31, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated for impairment	3,800	1,124	589	290	5,803
Total	3,856	1,125	598	335	5,914

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At March 31, 2018, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $6.6 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Grade:
Pass	$255,835	$269,206	$342,683	$214,289	$1,627,063	$1,687,256	$2,225,581	$2,170,751
Special mention	—	—	2,064	504	47,909	12,999	49,973	13,503
Substandard	—	—	433	2,290	5,516	31,163	5,949	33,453
Total	$255,835	$269,206	$345,180	$217,083	$1,680,488	$1,731,418	$2,281,503	$2,217,707

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	March 31, 2018	December 31, 2017
Grade:
Pass	$1,168,102	$1,156,240
Special mention	21,668	12,806
Substandard	3,517	11,123
Doubtful	2,355	2,400
Total	$1,195,642	$1,182,569

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Grade:
Pass	$1,897,584	$1,805,596	$6,121	$5,177	$1,903,705	$1,810,773
Special mention	968	242	—	—	968	242
Substandard	2,040	2,186	—	—	2,040	2,186
Total	$1,900,592	$1,808,024	$6,121	$5,177	$1,906,713	$1,813,201

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$288,496	$293,327	$606,064	$602,313	$894,560	$895,640
Nonperforming	2,598	1,627	1,662	1,454	4,260	3,081
Total	$291,094	$294,954	$607,726	$603,767	$898,820	$898,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	March 31,2018	December 31, 2017	March 31,2018	December 31, 2017	March 31,2018	December 31, 2017	March 31,2018	December 31, 2017
Grade:
Pass	$83,117	$76,611	$191,691	$203,624	$628,186	$684,846	$902,994	$965,081
Special mention	8,351	—	5,121	603	64,632	22,070	78,104	22,673
Substandard	—	8,354	228	1,855	3,908	49,072	4,136	59,281
Total	$91,468	$84,965	$197,040	$206,082	$696,726	$755,988	$985,234	$1,047,035

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	March 31, 2018	December 31, 2017
Grade:
Pass	$604,890	$606,922
Special mention	16,884	1,241
Substandard	1,558	13,207
Total	$623,332	$621,370

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Grade:
Pass	$266,514	$281,160	$204	$233	$266,718	$281,393
Special mention	4,640	2,704	—	—	4,640	2,704
Substandard	3,736	5,509	—	—	3,736	5,509
Total	$274,890	$289,373	$204	$233	$275,094	$289,606

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$107,768	$113,262	$100,575	$113,510	$208,343	$226,772
Nonperforming	1,251	1,965	485	392	1,736	2,357
Total	$109,019	$115,227	$101,060	$113,902	$210,079	$229,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2018 and December 31, 2017. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$18,121	$11,166	$29,287	$15,659	$7,240	$22,899
Substandard Accruing	39,344	81,849	121,193	36,846	73,412	110,258
Total Classified	57,465	93,015	150,480	52,505	80,652	133,157
Special Mention	34,267	18,210	52,477	28,387	26,802	55,189
Total Criticized	$91,732	$111,225	$202,957	$80,892	$107,454	$188,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2018	December 31, 2017
Time less than $100,000	$718,470	$733,785
Time $100,000 through $250,000	1,734,402	1,717,050
Time more than $250,000	433,097	439,370
Total time deposits	$2,885,969	$2,890,205

Included in total deposits are brokered deposits of $1.3 billion and $1.2 billion at March 31, 2018 and December 31, 2017, respectively. Included in total brokered deposits are reciprocal deposits of $102.7 million and $99.8 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2018 and December 31, 2017 are summarized, as follows:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$835,891	1.93%	$667,300	1.48%
Total short-term borrowings:	835,891	1.93	667,300	1.48
Long-term borrowings:
Advances from the FHLB and other borrowings	289,969	1.66	380,436	1.54
Subordinated borrowings	73,920	7.00	73,875	7.00
Junior subordinated borrowings	15,464	3.77	15,464	3.30
Total long-term borrowings:	379,353	2.79	469,775	2.46
Total	$1,215,244	2.19%	$1,137,075	1.88%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2018 and December 31, 2017.
The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended March 31, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at March 31, 2018 include no callable advances and amortizing advances totaling $1.4 million. The advances outstanding at December 31, 2017 include no callable advances and amortizing advances totaling $1.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of March 31, 2018 is as follows:

	March 31, 2018
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2018	$914,874	1.88%
2019	150,080	1.64
2020	53,737	2.04
2021	216	2.96
2022 and beyond	6,953	2.64
Total FHLB advances	$1,125,860	1.86%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2018 and December 31, 2017.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $553 thousand and $583 thousand for unamortized debt issuance costs as of March 31, 2018 and December 31 2017, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.77% and 3.30% at March 31, 2018 and December 31, 2017, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2018	Regulatory Minimum to be Well Capitalized	December 31, 2017	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	12.8%	N/A	12.4%	N/A
Common equity tier 1 capital to risk weighted assets	11.3	N/A	11.0	N/A
Tier 1 capital to risk weighted assets	11.5	N/A	11.2	N/A
Tier 1 capital to average assets	9.0	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.0%	8.0%	11.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.1	4.5	10.3	4.5
Tier 1 capital to risk weighted assets	11.1	6.0	10.3	6.0
Tier 1 capital to average assets	8.7	4.0	8.3	4.0

At each date shown, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity Tier 1 capital to risk weighted assets. The Bank's Common equity Tier 1 capital to risk weighted assets exceeds the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%.

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2018	December 31, 2017
Other accumulated comprehensive income, before tax:
Net unrealized holding loss on AFS securities	$(17,507)	$10,034
Net unrealized holding loss on pension plans	(3,048)	(3,048)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	4,325	(4,026)
Net unrealized holding loss on pension plans	803	1,201
Accumulated other comprehensive (loss)/income	$(15,427)	$4,161

The following table presents the components of other comprehensive income for the three months ended March 31, 2018 and 2017:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (losses) arising during the period	$(19,162)	$4,931	$(14,231)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(19,162)	4,931	(14,231)
Other comprehensive (loss)	$(19,162)	$4,931	$(14,231)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	(27,541)	7,953	(19,588)

Three Months Ended March 31, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$3,137	$(1,173)	$1,964
Less: reclassification adjustment for gains realized in net income	12,570	(4,713)	7,857
Net unrealized holding (loss) on AFS securities	(9,433)	3,540	(5,893)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,768	(4,254)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,588)	3,985
Other comprehensive (loss)	$(2,860)	$952	$(1,908)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income (loss), for the three months ended March 31, 2018 and 2017:

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2018
Balance at Beginning of Period	$6,008	$—	$(1,847)	$4,161
Other comprehensive loss before reclassifications	(14,231)	—	—	(14,231)
Less: amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive loss	(14,231)	—	—	(14,231)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	$4,959	$—	$398	$5,357
Balance at End of Period	$(13,182)	$—	$(2,245)	$(15,427)

Three Months Ended March 31, 2017
Balance at Beginning of Period	$15,541	$(3,985)	$(1,790)	$9,766
Other comprehensive (loss) gain before reclassifications	1,964	(269)	—	1,695
Less: amounts reclassified from accumulated other comprehensive income (loss)	7,857	(4,254)	—	3,603
Total other comprehensive (loss) income	(5,893)	3,985	—	(1,908)
Balance at End of Period	$9,648	$—	$(1,790)	$7,858

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2018	2017	is Presented
Realized gains on AFS securities:
	$—	$12,570	Non-interest income
	—	(4,713)	Tax expense
	—	7,857	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	(393)	Interest expense
	—	(6,629)	Non-interest expense
	—	2,768	Tax benefit
	—	(4,254)	Net of tax

Realized gains on pension plans:
	—	—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Total reclassifications for the period	$—	$3,603	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Net income	$25,248	$15,460

Average number of common shares issued	46,212	36,732
Less: average number of treasury shares	869	1,020
Less: average number of unvested stock award shares	420	432
Plus: average participating preferred shares	1,043	—
Average number of basic shares outstanding	45,966	35,280
Plus: dilutive effect of unvested stock award shares	202	126
Plus: dilutive effect of stock options outstanding	32	46
Average number of diluted shares outstanding	46,200	35,452

Earnings per share:
Basic	$0.55	$0.44
Diluted	$0.55	$0.44

For the three months ended March 31, 2018, 219 thousand shares of restricted stock and 36 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the three months ended March 31, 2017, 306 thousand shares of restricted stock and 55 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2018 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2017	418	$29.68	76	$13.59
Granted	92	37.67	—	—
Stock options exercised	—	—	(5)	14.27
Stock awards vested	(87)	27.92	—	—
Forfeited	(4)	30.50	—	—
Expired	—	—	(11)	22.61
March 31, 2018	419	$32.41	60	$10.56
Exercisable options at March 31, 2018			60	$10.56

During the three months ended March 31, 2018 and 2017, proceeds from stock option exercises totaled $76 thousand and $81 thousand, respectively. During the three months ended March 31, 2018, there were 87 thousand shares issued in connection with vested stock awards. During the three months ended March 31, 2017, there were 101 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.4 million and $1.2 million during the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2018, the Company held derivatives with a total notional amount of $2.8 billion. The Company had economic hedges and non-hedging derivatives totaling $2.5 billion and $0.3 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $2.0 billion, risk participation agreements with dealer banks of $0.2 billion, and $0.3 billion in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2018.

The Company pledged collateral to derivative counterparties in the form of cash totaling $2.6 million and securities with an amortized cost of $14.5 million and a fair value of $14.5 million as of March 31, 2018. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,590	11.7	2.03%	5.09%	(1,338)
Interest rate swaps on loans with commercial loan customers	1,006,921	5.8	3.54%	4.33%	11,474
Reverse interest rate swaps on loans with commercial loan customers	1,006,921	5.8	4.33%	3.54%	(11,228)
Risk participation agreements with dealer banks	167,795	7.0			(10)
Forward sale commitments	309,493	0.2			(909)
Total economic hedges	2,501,720				(2,011)

Non-hedging derivatives:
Commitments to lend	296,247	0.2			6,531
Total non-hedging derivatives	296,247				6,531

Total	$2,797,967				$4,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,755	11.9	1.73%	5.09%	(1,649)
Interest rate swaps on loans with commercial loan customers	943,795	5.9	3.26%	4.25%	(3,195)
Reverse interest rate swaps on loans with commercial loan customers	943,795	5.9	4.25%	3.26%	3,204
Risk participation agreements with dealer banks	142,054	8.4			(26)
Forward sale commitments	276,572	0.2			(123)
Total economic hedges	2,316,971				(1,789)

Non-hedging derivatives:
Commitments to lend	193,966	0.2			5,259
Total non-hedging derivatives	193,966				5,259

Total	$2,510,937				$3,470

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

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three months ended March 31, 2017.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$(449)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	—	(393)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	(6,629)
Net tax (expense) benefit on items recognized in accumulated other comprehensive income	—	(2,589)
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$3,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of March 31, 2018, the Company has an interest rate swap with a $10.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $237 thousand as of March 31, 2018. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$311	$122

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	14,669	1,098

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	(14,669)	(1,098)
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	237	(162)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	16	(18)

Forward commitments:
Unrealized gain (loss) recognized in other non-interest income	(909)	(1,251)
Realized gain (loss) in other non-interest income	3,922	(2,906)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$6,531	$8,061
Realized gain in other non-interest income	603	8,774

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

The Company had net asset positions with its financial institution counterparties totaling $12.2 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. The Company had net asset positions with its commercial banking counterparties totaling $4.1 million and $8.6 million as of March 31, 2018 and December 31, 2017, respectively. The Company had net liability positions with its financial institution counterparties totaling $2.1 million and $5.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company had net liability positions with its commercial banking counterparties totaling $15.3 million and $5.4 million as of March 31, 2018 and December 31, 2017. The collateral posted by the Company that covered liability positions was $2.1 million and $5.9 million as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$14,510	$(2,286)	$12,224	$—	$—	$12,224
Commercial counterparties	4,067	—	4,067	—	—	4,067
Total	$18,577	$(2,286)	$16,291	$—	$—	$16,291

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(3,359)	$1,262	$(2,097)	$—	$2,097	$—
Commercial counterparties	(15,453)	157	(15,296)	—	—	(15,296)
Total	$(18,812)	$1,419	$(17,393)	$—	$2,097	$(15,296)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$2,692	$(1,622)	$1,070	$—	$—	$1,070
Commercial counterparties	8,577	—	8,577	—	—	8,577
Total	$11,269	$(1,622)	$9,647	$—	$—	$9,647

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(8,777)	$2,835	$(5,942)	$3,982	$1,960	$—
Commercial counterparties	(5,375)	2	(5,373)	—	—	(5,373)
Total	$(14,152)	$2,837	$(11,315)	$3,982	$1,960	$(5,373)

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,795	$11,795
Securities available for sale and other:
Municipal bonds and obligations	—	114,920	—	114,920
Agency collateralized mortgage obligations	—	912,936	—	912,936
Agency residential mortgage-backed securities	—	190,098	—	190,098
Agency commercial mortgage-backed securities	—	60,558	—	60,558
Corporate bonds	—	101,792	—	101,792
Trust preferred securities	—	11,563	—	11,563
Other bonds and obligations	—	9,532	—	9,532
Marketable equity securities	58,630	631	—	59,261
Loans held for sale	—	98,440	—	98,440
Derivative assets	—	19,949	6,531	26,480
Capitalized servicing rights	—	—	5,705	5,705
Derivative liabilities	909	21,051	—	21,960

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,277	$12,277
Securities available for sale and other:
Municipal bonds and obligations	—	118,233	—	118,233
Agency collateralized mortgage obligations	—	851,158	—	851,158
Agency residential mortgage-backed securities	—	216,940	—	216,940
Agency commercial mortgage-backed securities	—	62,305	—	62,305
Corporate bonds	—	110,721	—	110,721
Trust preferred securities	—	11,677	—	11,677
Other bonds and obligations	—	9,880	—	9,880
Marketable equity securities	44,851	334	—	45,185
Loans held for sale	—	153,620	—	153,620
Derivative assets	—	14,049	5,259	19,308
Capitalized servicing rights	—	—	3,834	3,834
Derivative liabilities	104	15,715	19	15,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended March 31, 2018.

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

Securities Available for Sale and Other. AFS and other securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS and other securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things.

March 31, 2018
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$59,261	$55,719	$3,542

December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$45,185	$36,483	$8,702

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$98,440	$96,300	$2,140

			Aggregate Fair Value
December 31, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$153,620	$149,022	$4,598

The changes in fair value of loans held for sale for the three months ended March 31, 2018 and March 31, 2017, were losses of $2.5 million and $593 thousand, respectively. The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend	Commitments	Rights
Three Months Ended March 31, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized (loss) gain, net recognized in other non-interest income	(317)	12,213	(19)	465
Paydown of trading security	(165)	—	—	—
Transfers to held for sale loans	—	(10,941)	—	—
Additions to servicing rights	—	—	—	1,406
March 31, 2018	$11,795	$6,531	$—	$5,705

Unrealized gains (losses) relating to instruments still held at March 31, 2018	$1,205	$6,531	$—	—

Three Months Ended March 31, 2017
December 31, 2016	$13,229	$4,738	$100	$798
Unrealized gain, net recognized in other non-interest income	(106)	17,302	(122)	(2)
Paydown of trading security	(157)	—	—	—
Transfers to held for sale loans	—	(13,979)	—	—
Additions to servicing rights	$—	$—	$—	$180
March 31, 2017	$12,966	$8,061	$(22)	$976

Unrealized gains (losses) relating to instruments still held at March 31, 2017	$1,736	$8,061	$(22)	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$11,795	Discounted Cash Flow	Discount Rate	3.15%

Commitments to Lend	6,531	Historical Trend	Closing Ratio	80.65%
		Pricing Model	Origination Costs, per loan	$3,063
Forward Commitments	—	Historical Trend	Closing Ratio	80.65%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized Servicing Rights	5,705	Discounted cash flow	Constant Prepayment Rate (CPR)	8.30%
			Discount Rate	9.96%
Total	$24,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Security	$12,277	Discounted Cash Flow	Discount Rate	2.74%

Commitments to Lend	5,259	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Forward Commitments	19	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	3,834	Discounted Cash Flow	Constant Prepayment Rate (CPR)	10.00%
			Discount Rate	10.95%
Total	$21,389

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

	March 31, 2018	December 31, 2017	Fair Value Measurement Date as of March 31, 2018
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$22,766	$23,853	March 2018
Capitalized servicing rights	12,400	12,527	March 2018
Total	$35,166	$36,380

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$22,766	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	38.43% to 0.08% (2.41%)
			Appraised Value	$10.6 to $5,944 ($2,143)
Capitalized Servicing Rights	12,400	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.51% to 11.22% (9.65%)
			Discount Rate	10.00% to 13.12% (11.64%)
Total	$35,166

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$23,853	Fair Value of Collateral	Discounted Cash Flow - loss severity	38.72% to 0.21% (3.40%)
			Appraised Value	$10.9 to $5,967 ($2,197)
Capitalized Servicing Rights	12,527	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.78% to 12.78% (10.38%)
			Discount Rate	10.00% to 13.28% (11.72%)
Total	$36,380

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2018 and December 31, 2017.

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

	March 31, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$123,887	$123,887	$123,887	$—	$—
Trading security	11,795	11,795	—	—	11,795
Securities available for sale and other	1,460,660	1,460,660	58,630	1,402,030	—
Securities held to maturity	395,337	394,296	—	361,142	33,154
FHLB bank stock and restricted securities	64,038	N/A	N/A	N/A	N/A
Net loans	8,322,558	8,451,273	—	—	8,451,273
Loans held for sale	98,440	98,440	—	98,440	—
Accrued interest receivable	30,585	30,585	—	30,585	—
Cash surrender value of bank-owned life insurance policies	192,379	192,379	—	192,379	—
Derivative assets	26,480	26,480	—	19,949	6,531
Assets held for sale	1,392	1,392	—	1,392	—
Financial Liabilities
Total deposits	$8,683,267	$8,652,801	$—	$8,652,801	$—
Short-term debt	835,892	836,095	—	836,095	—
Long-term Federal Home Loan Bank advances	289,969	285,102	—	285,102	—
Subordinated borrowings	89,384	96,794	—	96,794	—
Derivative liabilities	21,960	21,960	909	21,051	—

	December 31, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$248,763	$248,763	$248,763	$—	$—
Trading security	12,277	12,277	—	—	12,277
Securities available for sale and other	1,426,099	1,426,099	44,850	1,381,249	—
Securities held to maturity	397,103	405,276	—	371,458	33,818
FHLB bank stock and restricted securities	63,085	N/A	N/A	N/A	N/A
Net loans	8,247,504	8,422,034	—	—	8,422,034
Loans held for sale	153,620	153,620	—	153,620	—
Accrued interest receivable	33,739	33,739	—	33,739	—
Derivative assets	19,308	19,308		14,049	5,259
Assets held for sale	1,392	1,392	—	1,392	—
Financial Liabilities
Total deposits	$8,749,530	$8,731,527	$—	$8,731,527	$—
Short-term debt	667,300	667,246	—	667,246	—
Long-term Federal Home Loan Bank advances	380,436	378,766	—	378,766	—
Subordinated borrowings	89,339	97,414	—	97,414	—
Derivative liabilities	15,838	15,838	104	15,715	19

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

Loans, net. In accordance with recent accounting guidance, the fair value of loans as of March 31, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions.

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net interest income	$85,470	$66,886
Provision for loan losses	5,575	5,095
Net interest income after provision for loan losses	$79,895	$61,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.           REVENUE

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” and all subsequent ASU’s that modified Topic 606 on January 1, 2018. A cumulative effect adjustment to opening retained earnings was not deemed necessary as the implementation of the new standard did not have a material impact on the measurement or recognition of revenue.

Topic 606 requires the Company to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenue recognition under Topic 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company does not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less are not disclosed. The Company recognizes incremental costs of obtaining contracts as an expense when incurred for contracts with a term of one year or less.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new standard. Topic 606 is applicable to non-interest revenue streams such as wealth management fees, insurance commissions and fees, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties.

Non-interest income streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts. Service charges on deposit accounts consist of monthly service fees (i.e. business analysis fees and consumer service charges) and other deposit account related fees. The Company's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. The Company may, from time to time, waive certain fees (e.g., NSF fee) for customers but generally do not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later, net of return commissions related to policy cancellations. Policy cancellation is a variable consideration that is not deemed significant and thus, does not impact the amount of revenue recognized.

In addition, the Company may receive additional performance commissions based on achieving certain sales and loss experience measures. Such commissions are recognized when determinable, which is generally when such commissions are received or when the Company receives data from the insurance companies that allows the reasonable estimation of these amounts.

Wealth Management Fees. Wealth management fees is primarily comprised of fees earned from consultative investment management, trust administration, tax return preparation, and financial planning. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based on the daily accrual of the market value of the investment accounts and the applicable fee rate.

Interchange Fees. Interchange fees are transaction fees paid to the card-issuing bank to cover handling costs, fraud and bad debt costs, and the risk involved in approving the payment. Due to the day to day nature of these fees they are settled on a daily basis and are accounted for as they are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains/Losses on Sales of OREO. The sale of OREO and other nonfinancial assets are accounted for with the derecognition of the asset in question once a contract exists and control of the asset has been transferred to the buyer. The gain or loss on the sale is calculated as the difference between the carrying value of the asset and the transaction price.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(In thousands)	2018	2017
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$5,415	$4,040
Insurance revenue	3,025	3,136
Wealth management fees	2,597	2,526
Interchange income	152	129
Non-interest income (in-scope of Topic 606)	11,189	9,831
Non-interest income (out-of-scope of Topic 606)	18,331	24,926
Total non-interest income	$29,520	$34,757

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the
	Three Months Ended March 31,
	2018	2017
PER SHARE DATA (1)
Net earnings, diluted	$0.55	$0.44
Adjusted earnings, diluted (1)	0.65	0.55
Total book value per common share	32.12	30.77
Tangible book value per common share (2)	19.86	18.97
Dividend per common share	0.22	0.21
Dividend per preferred share	0.44	—
Common stock price:
High	40.10	37.45
Low	35.80	32.90
Close	37.95	36.05
PERFORMANCE RATIOS (3)
Return on assets	0.88%	0.68%
Adjusted return on assets (1)	1.04	0.85
Return on equity	6.69	5.71
Adjusted return on equity (1)	7.92	7.17
Adjusted return on tangible equity (1)	13.43	12.05
Net interest margin, fully taxable equivalent (FTE) (4)	3.36	3.33
Fee income/Net interest and fee income	25.51	30.04
Efficiency ratio (2)	59.54	61.94
GROWTH RATIOS
Total commercial loans, (annualized)	1%	15%
Total loans, (annualized)	4	6
Total deposits, (annualized)	(3)	2
Total net revenues, (compared to prior year)	13	39
Earnings per share, (compared to prior year)	25	(15)
Adjusted earnings per share, (compared to prior year) (2)	18	2
FINANCIAL DATA: (In millions)
Total assets	$11,519	$9,298
Total earning assets	10,442	8,486
Total securities	1,932	1,714
Total borrowings	1,215	1,384
Total loans	8,376	6,656
Allowance for loan losses	54	46
Total intangible assets	556	422
Total deposits	8,683	6,656
Total common stockholders’ equity	1,498	1,100
Net Income	25.2	15.5
Adjusted income (2)	29.9	19.4

	At or for the
	Three Months Ended March 31,
	2018	2017
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.17%	0.20%
Allowance for loan losses/total loans	0.64	0.69
Loans/deposits	96	100
Shareholders' equity to total assets	13.00	11.83
Tangible shareholders' equity to tangible assets (2)	8.59	7.64

FOR THE PERIOD: (In thousands)
Net interest income	$85,470	$66,886
Non-interest income	29,520	34,757
Provision for loan losses	5,575	5,095
Non-interest expense	76,869	74,326
Net income	25,248	15,460
Adjusted Income (1)	29,881	19,400
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2018		2017
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,251	4.76%	$2,631	4.58%
Commercial and industrial loans	1,811	5.19	1,072	4.86
Residential mortgages	2,139	3.56	1,907	3.56
Consumer loans	1,115	4.01	979	3.62
Total loans (1)	8,316	4.45	6,589	4.19
Investment securities (2)	1,933	3.26	1,626	3.38
Short term investments & loans held for sale (3)	139	3.43	118	2.40
Total interest-earning assets	10,388	4.21	8,333	4.00
Intangible assets	557		422
Other non-interest earning assets	522		389
Total assets	$11,467		$9,144

Liabilities and shareholders’ equity
Deposits:
NOW	$712	0.28%	$575	0.22%
Money market	2,519	0.73	1,805	0.52
Savings	744	0.14	649	0.13
Time	2,914	1.40	2,351	1.08
Total interest-bearing deposits	6,889	0.90	5,380	0.69
Borrowings and notes (4)	1,286	2.02	1,386	1.38
Total interest-bearing liabilities	8,175	1.08	6,766	0.83
Non-interest-bearing demand deposits	1,656		1,179
Other non-interest earning liabilities	127		117
Total liabilities	9,958		8,062

Total preferred shareholders' equity	41		—
Total common shareholders' equity	1,468		1,082
Total shareholders’ equity (2)	1,509		1,082
Total liabilities and stockholders’ equity	$11,467		$9,144

	Three Months Ended March 31,
	2018		2017
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.13%		3.17%
Net interest margin (5)		3.36		3.33
Cost of funds		0.90		0.70
Cost of deposits		0.73		0.56

Supplementary data
Total deposits (In millions)	$8,545		$6,558
Fully taxable equivalent income adj. (In thousands) (6)	1,820		2,511
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)	Purchased loan accretion totaled $3.4 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

(6)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations and assets, losses recorded for hedge terminations, merger costs, restructuring costs, legal settlements, systems conversion costs, and out-of-period adjustments. Securities gains/losses include unrealized gains/losses on equity securities beginning in the first quarter of 2018. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(in thousands)		2018	2017
GAAP Net income		$25,248	$15,460
Adj: Losses/(gains) on securities, net (1)		1,502	(12,570)
Adj: Loss on termination of hedges		—	6,629
Adj: Net (gains) on sale of business operations and assets		(481)	—
Adj: Merger and acquisition expense		5,093	5,947
Adj: Restructuring and other expense		—	5,735
Adj: Income taxes		(1,481)	(1,801)
Total adjusted income (non-GAAP) (2)	(A)	$29,881	$19,400

GAAP Total revenue		$114,990	$101,643
Adj: Losses/(gains) on securities, net		1,502	(12,570)
Adj: Net (gains) on sale of business operations and assets		(481)	—
Adj. Loss on termination of hedges		—	6,629
Total operating revenue (non-GAAP) (2)	(B)	$116,011	$95,702

GAAP Total non-interest expense		$76,869	$74,326
Less: Total non-operating expense (see above)		(5,093)	(11,682)
Operating non-interest expense (non-GAAP) (2)	(C)	$71,776	$62,644

(in millions, except per share data)
Total average assets	(D)	$11,467	$9,144
Total average shareholders’ equity	(E)	1,509	1,082
Total average tangible shareholders’ equity (2)	(F)	951	660
Total average tangible common shareholders' equity (2)	(G)	911	660
Total tangible shareholders’ equity, period-end (2)(3)	(H)	941	678
Total tangible common shareholders' equity, period-end (2)(3)	(I)	901	678
Total tangible assets, period-end (2)(3)	(J)	10,963	8,876
Total common shares outstanding, period-end (thousands)	(K)	45,360	35,729
Average diluted shares outstanding (thousands)	(L)	46,200	35,452

Earnings per share, diluted		$0.55	$0.44
Adjusted earnings per share, diluted (2)	(A/L)	0.65	0.55
Book value per common share, period-end		32.12	30.77
Tangible book value per common share, period-end (2)	(I/K)	19.86	18.97
Total shareholders' equity/total assets		13.00	11.83
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.59	7.64

Performance ratios (4)
GAAP return on assets		0.88%	0.68%
Adjusted return on assets (2)	(A/D)	1.04	0.85
GAAP return on equity		6.69	5.71
Adjusted return on equity (2)	(A/E)	7.92	7.17
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	13.43	12.05
Efficiency ratio (2)	(C-O)/(B+M+P)	59.54	61.94

Supplementary data (in thousands)
Tax benefit on tax-credit investments (6)	(M)	$596	$1,624
Non-interest income charge on tax-credit investments (7)	(N)	(506)	(1,329)
Net income on tax-credit investments	(M+N)	90	295
Intangible amortization	(O)	1,268	801
Fully taxable equivalent income adjustment	(P)	1,820	2,511
__________________________________________________________________________________________

(1)
Net securities losses/(gains) for the period ending March 31, 2018 includes the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01. There were no non-equity securities sold during the period ending March 31, 2018.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Ratios are annualized and based on average balance sheet amounts, where applicable.

(5)
Adjusted return on tangible common equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 27.32% marginal rate for March 31, 2018 and a 40% marginal rate for March 31, 2017, by tangible equity.

(6)	The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation and low-income housing.

(7)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2018 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments during the current period are the result of increasing income from tax-advantaged securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27.3% marginal rate (including state income taxes), which is reduced from 39.4% prior to the federal tax reform enacted at the end of 2017 and effective beginning in 2018. In the discussion, references to earnings per share refer to diluted earnings per share unless otherwise specified.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank operates under the brand America’s Most Exciting Bank®.

Berkshire is a regional financial services company that seeks to distinguish itself over the long term based on the following attributes:

•	Strong earnings momentum and improving profitability

•	Boston-based regional banking company delivering franchise value in attractive markets

•	Distinctive culture drives results

•	Disciplined regional consolidator

•	Focused on profitability goals and building shareholder value

Shown below is a profile of the Company:

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY
The first quarter of 2018 was the first full quarter of operations including the Commerce Bancshares Corp. operations acquired on October 13, 2017. Shown below are highlights of the year-over-year improvement in first quarter performance metrics:

•	63% increase in net income

•	13% increase in net revenue

•	25% improvement in earnings per share

•	29% improvement in return on assets

•	17% improvement in return on equity

These improvements reflect the benefit of Berkshire’s expansion initiatives including acquisitions and organic growth. They were accomplished while Berkshire was taking on the additional overhead expenses related to crossing the $10 billion asset threshold for increased regulatory scrutiny. Profitability also benefited from a lower tax rate related to federal income tax reform beginning in 2018, and expense savings following hedge terminations and restructuring actions undertaken in the first quarter of 2017. In recognition of improved earnings, Berkshire increased its quarterly shareholder dividend by 5% to $0.22 per common share beginning in the most recent quarter.

Additional highlights of the most recent quarter are as follows (income statement comparisons are year over year and balance sheet growth is compared to prior quarter-end):

FINANCIAL HIGHLIGHTS

•	30% increase in loan and deposit related fee income

•	4% annualized loan growth; 3% annualized C&I loan growth

•	3% increase in average deposits

•	3.36% net interest margin

•	59.5% efficiency ratio

•	0.27% non-performing assets/assets

•	0.17% net loan charge-offs/average loans

OPERATING HIGHLIGHTS

•	Completed systems integration of acquired Commerce operations in March

•	Formally opened the new corporate headquarters at 60 State Street in Boston

•	Expanded the commercial market teams in Greater Boston and the Princeton NJ area

•	Opened new branch in Simsbury CT featuring virtual teller technology

•	Expanded the MyBanker program for priority service to committed customer relationships

Market conditions remained good in the Company’s markets during the quarter, and the Company maintains a focus on Greater Boston, Albany, and the Mid-Atlantic as its strongest regional markets. Short term interest rates continued to increase during the quarter, with a 25 basis point increase in the Fed Funds target rate in March, following a similar increase in December 2017. The yield curve continued to flatten, although increases in long term rates included a ten year treasury yield of 3% reached after quarter-end, which was the highest level for this rate in several years.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017
Summary: Total assets ended the first quarter of 2018 at $11.5 billion. Both commercial and industrial loans and residential mortgages contributed to the 4% annualized increase in total loans during the quarter. Average deposits increased by 3% compared to the prior quarter. Asset quality metrics remained strong. Metrics related to capital, liquidity, and book value per share were generally stable compared to the start of the year.

Securities: Total securities remained at $1.9 billion in the first quarter, with a modest mix shift towards agency mortgage backed securities. The portfolio yield decreased to 3.26% in the first quarter from 3.55% in the prior quarter. This was primarily due to the reduction in the fully taxable equivalent yield adjustment based on the lower federal tax rate beginning in 2018. This reduction primarily reduced the yield on municipal securities, which continue to meet the Company’s investment objectives. The six year weighted average life of the portfolio was not significantly changed from the start of the year. The unrealized loss on the securities portfolio measured 1.4% of cost at quarter-end, compared to a 0.6% gain at the start of the quarter, reflecting lower bond prices stemming from the increase in interest rates during the quarter.

Loans: The $77 million increase in total loans was due primarily to a $79 million increase in residential mortgages. The $17 million increase in commercial loans mostly offset the $19 million decrease in consumer loans. Commercial loans benefited from an increase in asset based lending outstandings including higher seasonal usage. The Company expanded its commercial teams in Greater Boston and New Jersey based on growth opportunities in those markets.

The decrease in consumer loans was due to paydowns on home equity loans and lower originations of indirect auto loans as a result of higher interest rates. Despite the rise in interest rates, the average portfolio yield decreased slightly to 4.45% in the most recent quarter from 4.47% in the prior quarter. This was primarily due to the decrease in the residential mortgage yield to 3.56% from 3.76% for these periods. This reflected a combination of higher prepayments on premium loans, lower purchased loan accretion, and the roll-off of some higher coupon balances in recent periods. While scheduled repricing did not change significantly during the quarter, the expected average loan lives lengthened due to expected slower prepayments tied to rising rates.

Asset Quality: Asset quality metrics generally remained favorable in the most recent quarter. Annualized net loan charge-offs for this period were 0.17% and non-performing assets were 0.27% of assets at period-end. Accruing delinquent loans increased to 0.62% of loans from 0.55% during the quarter due to one commercial loan which was well secured and in the process of collection. At period-end, the total contractual balance of purchased credit impaired loans was $209 million, with a $97 million carrying value. The contractual balance included Boston area taxi medallion loans acquired from Commerce, which accounted for less than half of this net carrying value. Criticized loans increased slightly to 1.8% of total assets at period-end, compared to 1.6% at the start of the year. There were no significant changes in the balance of loans individually evaluated for impairment or in the balance of troubled debt restructurings. The ratio of the allowance to total loans increased to 0.64% from 0.62% during the quarter. At period-end, this ratio measured 0.75% for business activities loans and 0.31% for acquired loans.

Deposits and Borrowings: Total deposits decreased by $66 million during the first quarter of 2018 due primarily to a decrease in payroll processing related deposits to $460 million. This processing service was part of the Commerce acquisition and the related demand deposit and money market balances fluctuate daily depending on payroll cycles. A $27 million increase in brokered balances and a $15 million increase in savings deposits partially offset decreases in other account types as of period-end. The cost of deposits increased to 0.73% in the most recent quarter compared to 0.66% in the prior quarter due to increases in market interest rates. Total borrowings increased by $78 million during the quarter as short term FHLB borrowings were used primarily to offset changes in payroll related balances. Borrowing costs also increased due to higher rates and a widening of LIBOR spreads. The category of “other liabilities” decreased by $65 million due to a decrease in broker settlement payables from year-end.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $2.8 billion at period-end from $2.5 billion at the start of the year. This was due to commercial loan interest rate swaps recorded during the quarter, together with a seasonal increase in residential mortgage interest rate lock commitments.

Shareholders’ Equity: Shareholders’ equity was flat in the most recent quarter, as retained earnings were offset by a reduction in accumulated other comprehensive income resulting from the unrealized bond losses discussed previously in the Securities section. As a result, there was little change in capital metrics. At period-end, the ratio of equity to assets measured 13.0% and the non-GAAP measure of tangible equity to tangible assets was 8.6%. Book value per common share was $32.12 and the non-GAAP measure of tangible book value per common share was $19.86. Based on earnings growth, the return on equity improved to 6.7% in the most recent quarter, while the non-GAAP measure of adjusted return on tangible equity improved to 13.4%. The Company focuses on this measure in assessing internal capital generation to support dividends and organic growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
Summary: First quarter revenue and expense in 2018 included the full quarter impact of the Commerce operations acquired on October 13, 2017. As a result, most categories of revenue and expense increased over the first quarter of 2017. Additionally, 2018 operations included the benefit of First Choice cost saves and hedge terminations and restructuring actions which affected 2017 results. Based on its pro forma analysis in the Company’s Form 10-K, the Company expected the Commerce acquisition to be accretive to earnings and earnings per share, and that cost saves to be achieved in 2018 would provide further accretive benefit to earnings. Operations in 2018 also benefited from the lower federal income tax rate, which reduced the marginal tax rate to approximately 27% in 2018 from approximately 39% in prior periods.

2018 first quarter net income totaled $25 million, which was a 63% increase over 2017 first quarter results of $15 million. Earnings per share increased by 25% to $0.55, including the impact of additional shares issued in 2017. The first quarter non-GAAP measure of adjusted earnings per share improved by 18% to $0.65 per share in 2018 compared $0.55 in 2017. The measure of adjusted earnings per share excludes amounts viewed as not related to normalized operations. In the most recent quarter these were primarily related to the integration of the Commerce operations.

The first quarter return on assets improved to 0.88% in 2018 from 0.68% in 2017. The non-GAAP measure of adjusted return on assets improved to 1.04% from 0.85%. This is the first quarter in several years that management has exceeded 1.0% for this measure of operating profitability. The efficiency ratio measured 59.5% in the latest quarter, and was in line with management’s long term goal to maintain this measure below 60%.

Revenue: Quarterly net revenue totaled $115 million in the most recent quarter, increasing by 13% year-over-year. The first quarter non-GAAP measure of operating revenue increased by 21% year-over-year. Much of this increase was attributed to the Commerce acquisition. The Company’s pro forma analysis in its 10-K estimated that the Commerce acquisition would increase revenue by 27% in the first full year of combined operations, based on 2016 revenue levels and based on the assumptions of that analysis. On an annualized basis, operating revenue totaled $10.04 per share in the most recent quarter, compared to $10.80 in the same quarter of 2017.

Net Interest Income: Net interest income increased by 28% year-over year, largely due to a 25% increase in average earning assets, including approximately 22% based on assets contributed at the time of the Commerce acquisition. The net interest margin increased slightly year-over-year to 3.36% from 3.33%. The contribution from purchased loan accretion decreased to 0.13% from 0.18%. Additionally, the contribution of taxable equivalent securities yields decreased by 0.05% in the most recent quarter as a result of lower taxes resulting from federal income tax reform. The net interest margin increased by 13 basis points, or 4%, before these impacts - including the benefit of the positive sensitivity of the asset liability mix to higher interest rates, as well as the Commerce acquisition.

Non-Interest Income: Total fee income increased by 2% year-over-year. Loan related income and deposit related fees each increased by 30% year-over-year as a result of organic growth and the Commerce acquisition. This growth offset a 20% decrease in mortgage banking revenue primarily due to lower margins in 2018 reflecting industry competitive conditions. First quarter loans originated for sale totaled $480 million in 2018, compared to $429 million in 2017. Securities losses in 2018 were primarily related to unrealized losses on equity securities available for sale which are now recorded to non-interest income beginning in 2018 as a result of a change in accounting principles adopted by FASB. The category of “Other Non-Interest Income” consists primarily of accrued income on bank owned life insurance. This category improved year-over-year due to lower amortization charges on tax credit related investment projects, which decreased to $0.5 million from $1.3 million. With the crossing of the $10 billion asset threshold, the Company will receive lower card related revenue in deposit related fees due to the Durbin Amendment. This revenue totaled $2.4 million in the most recent quarter. The Company anticipates that this revenue will decrease by a quarterly amount of approximately $1.25 million beginning in the third quarter of 2018.

Loan Loss Provision: The first quarter 2018 loan loss provision was $5.6 million and exceeded the net loan charge-offs recorded during the period, as the allowance increased due to loan growth and changes in mix. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The level of the allowance is a critical accounting estimate and the level of the allowance was included in the discussion of financial condition.

Non- Interest Expense: Total first quarter non-interest expense increased by 3% year-over-year, and benefited from lower non-operating charges in 2018. The non-GAAP measure of operating non-interest expense increased by 15% due to the Commerce acquisition and organic growth. Management views the year-over-year results as indicating positive operating leverage, as the 21% increase in operating revenue exceeded the growth of operating non-interest expense. This positive result was achieved while the Company also added overhead costs for increased regulatory compliance related to crossing the $10 billion asset threshold. The Company also increased its investment in employees and its communities as part of the reinvestment of benefits resulting from federal tax reform. Most of the decrease in mortgage revenue was offset by decreases in mortgage banking related expense in order to minimize the bottom line impact of tighter margins. Total full-time equivalent staff measured 1,941 positions at quarter-end, compared to 1,992 positions at the start of the year. As a consequence of crossing the $10 billion asset threshold, management anticipates that FDIC insurance expense will increase by approximately $1.3 million per year beginning in the fourth quarter of 2018.

Income Tax Expense: The first quarter effective income tax rate was 22% in 2018 compared to 30% in 2017, reflecting the benefit of federal income tax reform which became effective in 2018.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income. First quarter comprehensive income totaled $11 million in 2018 compared to $14 million in 2017. The year-over-year increase in net income was more than offset by the higher unrealized bond losses recorded to other comprehensive income as a result of the larger rate increases in 2018.

Liquidity and Cash Flows: There were no major changes in liquidity and cash flows in the first quarter of 2018. Loan growth was funded from liquid assets including a seasonal decline in held for sale residential mortgages. Borrowings offset daily fluctuations in payroll processing deposits. The loans/deposits ratio increased slightly to 96%. Brokered time deposits totaled $1.1 billion at period-end. The Company uses this funding source as an alternative to short term borrowing. At period-end, the Bank had $951 million in borrowing availability with the FHLBB. The holding company downstreamed $50 million in cash into the Bank as paid in capital to support further bank growth. At period-end, the holding company had cash and liquid investments totaling $70 million. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. There were no major changes in equity and capital metrics in the first quarter of 2018. The increase in earnings and profitability have increased the Company’s internal generation of tangible equity which the Company views as supportive of dividends, organic growth, and long term strengthening of capital metrics.

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

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2018.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each quarter-end. The premium or discount value of loans has historically been the most significant element of this quarter-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $129 million, or 1.5% of the carrying value, compared to $175 million, or 2.1% of carrying value at year-end 2017. This reflects the lower value of the longer duration loans based on the increase in interest rates, partially offset by the longer lives related to slower prepayment speeds expected due to the increase in rates. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market based inputs.

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

Determination of Other-Than-Temporary Impairment of Securities. The Company evaluates debt securities within the Company's available for sale and held to maturity portfolios for other-than-temporary impairment ("OTTI"), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first quarter of 2018.
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

There were no significant changes in interest rate sensitivity in the first quarter of 2018. In the prior quarter, interest sensitivity had improved with the addition of the Commerce balance sheet. In the most recent quarter, some of this increased sensitivity was reversed due to the lengthening of expected loan lives, and the increase in wholesale funding. At period-end, net interest income was modeled to increase by 1.3% in the second year of an up 200 basis point ramp. The loss representing the economic value of equity at risk increased modestly to 6% in a 200 basis point upward move in interest rates. Of note, while deposit costs have risen, deposit interest rate sensitivity remains below the 40% beta level utilized in the Company’s modeling. Estimated net income at risk under the forward curve scenario also remained positive and was viewed as improved during the most recent quarter. This positive sensitivity is compared to a baseline of flat interest rates; this baseline scenario demonstrates medium term pressure on the net interest margin from the roll-down of long term assets resulting from scheduled repricing.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a defendant party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of March 31, 2018.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no major changes in risk factors in the first quarter of 2018.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2018 and March 31, 2017, the Company transferred 1,437 and 1,520 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2018:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2018	—	$—	—	500,000
February 1-28, 2018	—	—	—	500,000
March 1-31, 2018	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of March 31, 2018, no shares had been purchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
10.1	Senior Executive Short Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2018	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: May 10, 2018	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer