Form 10-Q
period 2018-06-30
BERKSHIRE HILLS BANCORP INC
filed 2018-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

The Registrant had 45,423,719 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2018.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$90,964	$91,122
Short-term investments	48,093	157,641
Total cash and cash equivalents	139,057	248,763
Trading security, at fair value	11,483	12,277
Marketable equity securities, at fair value	59,726	45,185
Securities available for sale, at fair value	1,393,250	1,380,914
Securities held to maturity (fair values of $377,486 and $405,276)	379,905	397,103
Federal Home Loan Bank stock and other restricted securities	75,530	63,085
Total securities	1,919,894	1,898,564
Loans held for sale, at fair value	149,182	153,620
Commercial real estate loans	3,319,323	3,264,742
Commercial and industrial loans	1,875,118	1,803,939
Residential mortgages	2,397,192	2,102,807
Consumer loans	1,118,333	1,127,850
Total loans	8,709,966	8,299,338
Less: Allowance for loan losses	(55,925)	(51,834)
Net loans	8,654,041	8,247,504
Premises and equipment, net	112,217	109,352
Goodwill	519,128	519,287
Other intangible assets	35,838	38,296
Cash surrender value of bank-owned life insurance policies	193,121	191,221
Deferred tax assets, net	53,679	47,061
Other assets	125,806	117,083
Total assets	$11,901,963	$11,570,751

Liabilities
Demand deposits	$1,553,039	$1,606,656
NOW and other deposits	858,014	734,558
Money market deposits	2,619,943	2,776,157
Savings deposits	747,722	741,954
Time deposits	3,060,034	2,890,205
Total deposits	8,838,752	8,749,530
Short-term debt	1,002,000	667,300
Long-term Federal Home Loan Bank advances	272,342	380,436
Subordinated borrowings	89,429	89,339
Total borrowings	1,363,771	1,137,075
Other liabilities	183,199	187,882
Total liabilities	$10,385,722	$10,074,487
(continued)

	June 30, 2018	December 31, 2017

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2017	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 46,211,894 shares issued and 45,420,276 shares outstanding in 2018; 50,000,000 shares authorized, 46,211,894 shares issued and 45,290,433 shares outstanding in 2017)	460	460
Additional paid-in capital - common stock	1,244,691	1,242,487
Unearned compensation	(10,096)	(6,531)
Retained earnings	283,256	239,179
Accumulated other comprehensive (loss) income	(21,266)	4,161
Treasury stock, at cost (791,618 shares in 2018 and 921,461 shares in 2017)	(21,437)	(24,125)
Total shareholders’ equity	1,516,241	1,496,264
Total liabilities and shareholders’ equity	$11,901,963	$11,570,751
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income
Loans	$101,649	$71,983	$194,484	$140,926
Securities and other	15,230	12,683	29,635	24,449
Total interest and dividend income	116,879	84,666	224,119	165,375
Interest expense
Deposits	17,768	9,971	33,093	19,069
Borrowings	7,990	5,150	14,435	9,875
Total interest expense	25,758	15,121	47,528	28,944
Net interest income	91,121	69,545	176,591	136,431
Non-interest income
Mortgage banking originations	10,195	16,281	20,342	28,959
Loan related income	6,549	5,275	11,987	9,454
Deposit related fees	7,605	6,645	15,671	12,849
Insurance commissions and fees	2,549	2,588	5,574	5,724
Wealth management fees	2,280	2,286	4,877	4,812
Total fee income	29,178	33,075	58,451	61,798
Other, net	155	(276)	1,423	(183)
(Loss)/gain on securities, net	718	(1)	(784)	12,569
(Loss)/gain on sale of business operations and other assets, net	(21)	—	460	—
Loss on termination of hedges	—	—	—	(6,629)
Total non-interest income	30,030	32,798	59,550	67,555
Total net revenue	121,151	102,343	236,141	203,986
Provision for loan losses	6,532	4,889	12,107	9,984
Non-interest expense
Compensation and benefits	41,134	36,997	83,318	73,116
Occupancy and equipment	10,230	8,678	20,312	17,704
Technology and communications	7,359	6,883	14,189	12,970
Marketing and promotion	2,369	3,177	4,981	5,176
Professional services	1,139	2,190	3,192	4,641
FDIC premiums and assessments	1,411	1,588	2,606	2,886
Other real estate owned and foreclosures	1	30	68	58
Amortization of intangible assets	1,246	770	2,514	1,571
Acquisition, restructuring, and other expenses	847	2,903	5,940	14,585
Other	6,601	6,307	12,086	11,142
Total non-interest expense	72,337	69,523	149,206	143,849

Income before income taxes	42,282	27,931	74,828	50,153
Income tax expense	8,251	8,237	15,549	14,999
Net income	$34,031	$19,694	$59,279	$35,154
Preferred stock dividend	229	—	459	—
Income available to common shareholders	33,802	19,694	58,820	35,154

Earnings per common share:
Basic	$0.74	$0.53	$1.29	$0.97
Diluted	$0.74	$0.53	$1.28	$0.96
Weighted average shares outstanding:
Basic	46,032	37,324	45,999	36,305
Diluted	46,215	37,474	46,206	36,466
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$34,031	$19,694	$59,279	$35,154
Other comprehensive income, before tax:
Changes in unrealized loss on debt securities available-for-sale	(7,840)	3,927	(27,002)	(5,505)
Changes in unrealized loss on derivative hedges	—	—	—	6,573
Income taxes related to other comprehensive income:
Changes in unrealized loss on debt securities available-for-sale	2,001	(1,455)	6,932	2,086
Changes in unrealized gains on derivative hedges	—	—	—	(2,589)
Total other comprehensive (loss)/income	(5,839)	2,472	(20,070)	565
Total comprehensive income	$28,192	$22,166	$39,209	$35,719
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2016	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	—	—	35,154	—	—	35,154
Other comprehensive loss	—	—	—	—	—	—	—	565	—	565
Total comprehensive income	—	—	—	—	—	—	35,154	565	—	35,719
Common stock issued	—	—	4,638	46	152,879	—	—	—	—	152,925
Cash dividends declared ($0.42 per share)	—	—	—	—	—	—	(15,024)	—	—	(15,024)
Forfeited shares	—	—	(10)	—	63	304	—	—	(367)	—
Exercise of stock options	—	—	7	—	—	—	(85)	—	196	111
Restricted stock grants	—	—	154	—	1,566	(5,505)	—	—	3,939	—
Stock-based compensation	—	—	—	—	—	2,524	—	—	—	2,524
Other, net	—	—	(34)	—	(4)	—	(69)	—	(1,286)	(1,359)
Balance at June 30, 2017	—	—	40,428	$412	$1,053,493	$(9,051)	$237,470	$10,331	$(24,461)	$1,268,194

Balance at December 31, 2017	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264

Comprehensive income:
Net income	—	—	—	—	—	—	59,279	—	—	59,279
Other comprehensive loss	—	—	—	—	—	—	—	(20,070)	—	(20,070)
Total comprehensive income	—	—	—	—	—	—	59,279	(20,070)	—	39,209
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.44 per share)	—	—	—	—	—	—	(19,977)	—	—	(19,977)
Cash dividends declared on preferred shares ($0.88 per share)	—	—	—	—	—	—	(459)	—	—	(459)
Forfeited shares	—	—	(15)	—	88	478	—	—	(566)	—
Exercise of stock options	—	—	8	—	—	—	(123)	—	224	101
Restricted stock grants	—	—	181	—	2,100	(6,841)	—	—	4,741	—
Stock-based compensation	—	—	—	—	—	2,798	—	—	—	2,798
Other, net	—	—	(44)	—	16	—	—	—	(1,711)	(1,695)
Balance at June 30, 2018	522	$40,633	45,420	$460	$1,244,691	$(10,096)	$283,256	$(21,266)	$(21,437)	$1,516,241
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$59,279	$35,154
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,107	9,984
Net amortization of securities	1,460	1,332
Change in unamortized net loan costs and premiums	(1,520)	(158)
Premises and equipment depreciation and amortization expense	5,215	4,961
Stock-based compensation expense	2,798	2,524
Accretion of purchase accounting entries, net	(11,114)	(7,971)
Amortization of other intangibles	2,514	1,571
Income from cash surrender value of bank-owned life insurance policies	(2,359)	(1,188)
Securities losses (gains), net	784	(12,571)
Originations of loans held for sale	(1,106,100)	(1,105,114)
Proceeds from sale of loans held for sale	1,130,880	1,108,264
Net gain on sale of loans and other mortgage banking income	(20,342)	(28,959)
Loss on disposition of assets	—	912
Loss on sale of real estate	—	(12)
Amortization of interest in tax-advantaged projects	2,100	2,782
Net change in other	(9,748)	4,374
Net cash provided by operating activities	65,954	15,885

Cash flows from investing activities:
Net decrease in trading security	329	311
Proceeds from sales of securities available for sale	—	3,444
Proceeds from maturities, calls, and prepayments of securities available for sale	93,049	88,821
Purchases of securities available for sale	(165,312)	(227,484)
Proceeds from sales of marketable equity securities	26,096	38,575
Purchases of marketable equity securities	(12,688)	(14,230)
Proceeds from maturities, calls, and prepayments of securities held to maturity	23,981	6,076
Purchases of securities held to maturity	(7,781)	(23,582)
Net change in loans	(413,717)	(279,723)
Proceeds from surrender of bank-owned life insurance	459	310
Proceeds from sale of Federal Home Loan Bank stock	28,673	68,672
Purchase of Federal Home Loan Bank stock	(41,118)	(76,433)
Net investment in limited partnership tax credits	2,464	(756)
Purchase of premises and equipment, net	(7,958)	(6,921)
Payment to terminate cash flow hedges	—	6,573
Proceeds from sale of other real estate	1,600	274
Net cash (used) by investing activities	(471,923)	(416,073)
(continued)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from financing activities:
Net increase in deposits	90,009	94,324
Proceeds from Federal Home Loan Bank advances and other borrowings	2,287,896	3,841,600
Repayments of Federal Home Loan Bank advances and other borrowings	(2,061,307)	(3,683,292)
Exercise of stock options	101	111
Common and preferred stock cash dividends paid	(20,436)	(15,023)
Common stock issued, net	—	152,925
Acquisition contingent consideration paid	—	(1,700)
Net cash provided by financing activities	296,263	388,945

Net change in cash and cash equivalents	(109,706)	(11,243)

Cash and cash equivalents at beginning of period	248,763	113,075

Cash and cash equivalents at end of period	$139,057	$101,832

Supplemental cash flow information:
Interest paid on deposits	$32,160	$19,398
Interest paid on borrowed funds	14,202	10,021
Income taxes paid (refund), net	(2,446)	6,339

Other non-cash changes:
Other net comprehensive income	(20,070)	565
Real estate owned acquired in settlement of loans	(1,600)	390
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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Due to the complexity in valuing the acquired loans and the significant amount of data inputs required, the valuation of the loans is not yet final. Fair value estimates are based on the information available, and are subject to change up to one year after the closing date of the acquisition as additional information relative to the closing date fair values become available. In the second quarter of 2018 the Company did not recognize a material measurement period adjustment. Management continues to review initial estimates on certain areas such as loan valuations and the deferred tax asset and the review will be completed in the third quarter of 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU No. 2018-02, “Income statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. These amendments are effective for all entities for fiscal years beginning after December 15, 2018. For interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The immaterial reclassification increased AOCI and decreased retained earnings by $896 thousand, with no net effect on total shareholders’ equity.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently do not expect adoption to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $10.4 million and $10.8 million, and a fair value of $11.5 million and $12.3 million, at June 30, 2018 and December 31, 2017, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
EQUITY SECURITIES

The Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" in the first quarter of 2018. All changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$110,381	$2,475	$(719)	$112,137
Agency collateralized mortgage obligations	940,130	10	(24,923)	915,217
Agency mortgage-backed securities	190,872	45	(6,247)	184,670
Agency commercial mortgage-backed securities	62,930	—	(3,417)	59,513
Corporate bonds	100,985	534	(457)	101,062
Trust preferred securities	11,266	348	—	11,614
Other bonds and obligations	9,042	44	(49)	9,037
Total securities available for sale	1,425,606	3,456	(35,812)	1,393,250
Securities held to maturity
Municipal bonds and obligations	268,529	3,928	(3,066)	269,391
Agency collateralized mortgage obligations	72,754	169	(1,392)	71,531
Agency mortgage-backed securities	7,457	—	(351)	7,106
Agency commercial mortgage-backed securities	10,449	—	(532)	9,917
Tax advantaged economic development bonds	20,395	19	(1,194)	19,220
Other bonds and obligations	321	—	—	321
Total securities held to maturity	379,905	4,116	(6,535)	377,486

Marketable equity securities	55,618	6,024	(1,916)	59,726
Total	$1,861,129	$13,596	$(44,263)	$1,830,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$113,427	$5,012	$(206)	$118,233
Agency collateralized mortgage obligations	859,705	397	(8,944)	851,158
Agency mortgage-backed securities	218,926	279	(2,265)	216,940
Agency commercial mortgage-backed securities	64,025	41	(1,761)	62,305
Corporate bonds	110,076	882	(237)	110,721
Trust preferred securities	11,334	343	—	11,677
Other bonds and obligations	9,757	154	(31)	9,880
Total securities available for sale	1,387,250	7,108	(13,444)	1,380,914
Securities held to maturity
Municipal bonds and obligations	270,310	8,675	(90)	278,895
Agency collateralized mortgage obligations	73,742	1,045	(486)	74,301
Agency mortgage-backed securities	7,892	—	(164)	7,728
Agency commercial mortgage-backed securities	10,481	—	(268)	10,213
Tax advantaged economic development bonds	34,357	596	(1,135)	33,818
Other bonds and obligations	321	—	—	321
Total securities held to maturity	397,103	10,316	(2,143)	405,276

Marketable equity securities	36,483	9,211	(509)	45,185
Total	$1,820,836	$26,635	$(16,096)	$1,831,375

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$265	$266	$2,251	$2,251
Over 1 year to 5 years	32,662	32,794	14,496	14,425
Over 5 years to 10 years	76,018	76,647	6,701	6,780
Over 10 years	122,729	124,143	265,797	265,476
Total bonds and obligations	231,674	233,850	289,245	288,932
Mortgage-backed securities	1,193,932	1,159,400	90,660	88,554
Total	$1,425,606	$1,393,250	$379,905	$377,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$162	$5,805	$557	$8,600	$719	$14,405
Agency collateralized mortgage obligations	20,590	800,936	4,333	97,803	24,923	898,739
Agency mortgage-backed securities	3,074	119,032	3,173	62,416	6,247	181,448
Agency commercial mortgage-backed securities	351	13,421	3,066	46,092	3,417	59,513
Corporate bonds	457	61,521	—	—	457	61,521
Other bonds and obligations	20	987	29	2,085	49	3,072
Total securities available for sale	24,654	1,001,702	11,158	216,996	35,812	1,218,698

Securities held to maturity
Municipal bonds and obligations	2,885	117,250	181	1,936	3,066	119,186
Agency collateralized mortgage obligations	720	31,773	672	11,882	1,392	43,655
Agency mortgage-backed securities	—	—	351	7,106	351	7,106
Agency commercial mortgage-backed securities	—	—	532	9,917	532	9,917
Tax advantaged economic development bonds	1,194	15,514	—	—	1,194	15,514
Total securities held to maturity	4,799	164,537	1,736	30,841	6,535	195,378
Total	$29,453	$1,166,239	$12,894	$247,837	$42,347	$1,414,076

December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$206	$8,985	$206	$8,985
Agency collateralized mortgage obligations	6,849	655,479	2,095	80,401	8,944	735,880
Agency mortgage-backed securities	765	95,800	1,500	65,323	2,265	161,123
Agency commercial mortgage-backed securities	334	17,379	1,427	39,268	1,761	56,647
Corporate bonds	1	328	236	15,769	237	16,097
Other bonds and obligations	11	1,096	20	2,004	31	3,100
Total securities available for sale	7,960	770,082	5,484	211,750	13,444	981,832

Securities held to maturity
Municipal bonds and obligations	35	10,213	55	2,059	90	12,272
Agency collateralized mortgage obligations	—	—	486	12,946	486	12,946
Agency mortgage-backed securities	—	—	164	7,728	164	7,728
Agency commercial mortgage-backed securities	—	—	268	10,213	268	10,213
Tax advantaged economic development bonds	1,135	7,305	—	—	1,135	7,305
Total securities held to maturity	1,170	17,518	973	32,946	2,143	50,464
Total	$9,130	$787,600	$6,457	$244,696	$15,587	$1,032,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2018:

AFS municipal bonds and obligations
At June 30, 2018, 17 of the total 251 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.8% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2018, 237 out of the total 245 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2018, 73 out of the total 100 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2018, 12 out of the total 20 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. The aggregate unrealized loss represents 0.7% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At June 30, 2018, 6 out of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At June 30, 2018, 78 of the 227 securities in the Company’s portfolio of municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2018, 4 of the 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2018, 2 out of a total of 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2018, 3 out of the total 6 securities in the Company’s portfolio of tax advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 7.2% of the amortized cost of the securities in unrealized loss positions. One of the above mentioned tax advantaged economic bonds was downgraded to special mention during 2017. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

	June 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$345,896	$59,268	$405,164	$269,206	$84,965	$354,171
Single and multi-family	378,434	195,865	574,299	217,083	206,082	423,165
Other commercial real estate	1,644,666	695,194	2,339,860	1,731,418	755,988	2,487,406
Total commercial real estate	2,368,996	950,327	3,319,323	2,217,707	1,047,035	3,264,742

Commercial and industrial loans:	1,355,864	519,254	1,875,118	1,182,569	621,370	1,803,939

Total commercial loans	3,724,860	1,469,581	5,194,441	3,400,276	1,668,405	5,068,681

Residential mortgages:
1-4 family	2,129,976	259,734	2,389,710	1,808,024	289,373	2,097,397
Construction	7,289	193	7,482	5,177	233	5,410
Total residential mortgages	2,137,265	259,927	2,397,192	1,813,201	289,606	2,102,807

Consumer loans:
Home equity	293,450	99,380	392,830	294,954	115,227	410,181
Auto and other	634,804	90,699	725,503	603,767	113,902	717,669
Total consumer loans	928,254	190,079	1,118,333	898,721	229,129	1,127,850

Total loans	$6,790,379	$1,919,587	$8,709,966	$6,112,198	$2,187,140	$8,299,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at June 30, 2018 totaled $1.9 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $70.8 million (and a note balance of $171.7 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $1.8 billion.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of period	$10,392	$7,363
Accretion	(2,195)	(1,005)
Net reclassifications from (to) nonaccretable difference	(169)	(85)
Payments received, net	(1,724)	(506)
Disposals	—	—
Balance at end of period	$6,304	$5,767

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of period	$11,561	$8,738
Accretion	(4,918)	(2,051)
Net reclassifications from (to) nonaccretable difference	1,654	333
Payments received, net	(1,912)	(1,253)
Disposals	(81)	—
Balance at end of period	$6,304	$5,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at June 30, 2018 and December 31, 2017:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$345,896	$345,896	$—
Single and multi-family	314	—	433	747	377,687	378,434	9
Other commercial real estate	1,163	262	21,993	23,418	1,621,248	1,644,666	16,706
Total	1,477	262	22,426	24,165	2,344,831	2,368,996	16,715
Commercial and industrial loans:
Total	2,272	114	2,528	4,914	1,350,950	1,355,864	42
Residential mortgages:
1-4 family	817	445	2,798	4,060	2,125,916	2,129,976	879
Construction	—	—	—	—	7,289	7,289	—
Total	817	445	2,798	4,060	2,133,205	2,137,265	879
Consumer loans:
Home equity	72	—	2,462	2,534	290,916	293,450	—
Auto and other	2,766	478	1,667	4,911	629,893	634,804	49
Total	2,838	478	4,129	7,445	920,809	928,254	49
Total	$7,404	$1,299	$31,881	$40,584	$6,749,795	$6,790,379	$17,685

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$269,206	$269,206	$—
Single and multi-family	—	—	451	451	216,632	217,083	—
Other commercial real estate	1,925	48	5,023	6,996	1,724,422	1,731,418	457
Total	1,925	48	5,474	7,447	2,210,260	2,217,707	457
Commercial and industrial loans:
Total	4,031	1,912	6,023	11,966	1,170,603	1,182,569	128
Residential mortgages:
1-4 family	2,412	242	2,186	4,840	1,803,184	1,808,024	520
Construction	—	—	—	—	5,177	5,177	—
Total	2,412	242	2,186	4,840	1,808,361	1,813,201	520
Consumer loans:
Home equity	444	1,235	1,747	3,426	291,528	294,954	120
Auto and other	3,389	599	1,597	5,585	598,182	603,767	143
Total	3,833	1,834	3,344	9,011	889,710	898,721	263
Total	$12,201	$4,036	$17,027	$33,264	$6,078,934	$6,112,198	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$7,633	$59,268	$—
Single and multi-family	337	100	270	707	2,074	195,865	—
Other commercial real estate	417	1,248	4,680	6,345	21,308	695,194	323
Total	754	1,348	4,950	7,052	31,015	950,327	323
Commercial and industrial loans:
Total	446	260	1,543	2,249	32,297	519,254	—
Residential mortgages:
1-4 family	1,318	241	1,494	3,053	5,054	259,734	216
Construction	—	—	—	—	—	193	—
Total	1,318	241	1,494	3,053	5,054	259,927	216
Consumer loans:
Home equity	183	119	998	1,300	2,004	99,380	81
Auto and other	150	8	483	641	396	90,699	14
Total	333	127	1,481	1,941	2,400	190,079	95
Total	$2,851	$1,976	$9,468	$14,295	$70,766	$1,919,587	$634

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:				—
Construction	$—	$—	$—	$—	$7,655	$84,965	$—
Single and multi-family	671	—	203	874	2,846	206,082	—
Other commercial real estate	816	1,875	2,156	4,847	42,801	755,988	109
Total	1,487	1,875	2,359	5,721	53,302	1,047,035	109
Commercial and industrial loans:
Total	1,252	268	1,439	2,959	34,629	621,370	23
Residential mortgages:
1-4 family	957	2,581	1,247	4,785	6,974	289,373	30
Construction	—	—	—	—	—	233	—
Total	957	2,581	1,247	4,785	6,974	289,606	30
Consumer loans:
Home equity	286	40	1,965	2,291	1,956	115,227	—
Auto and other	346	135	430	911	483	113,902	38
Total	632	175	2,395	3,202	2,439	229,129	38
Total	$4,328	$4,899	$7,440	$16,667	$97,344	$2,187,140	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Single and multi-family	424	206	630	451	203	654
Other commercial real estate	5,287	3,493	8,780	4,566	2,047	6,613
Total	5,711	3,699	9,410	5,017	2,250	7,267

Commercial and industrial loans:
Total	2,486	1,543	4,029	5,895	1,333	7,228

Residential mortgages:
1-4 family	1,919	1,278	3,197	1,666	1,217	2,883
Construction	—	—	—	—	—	—
Total	1,919	1,278	3,197	1,666	1,217	2,883

Consumer loans:
Home equity	2,462	917	3,379	1,627	1,965	3,592
Auto and other	1,618	469	2,087	1,454	392	1,846
Total	4,080	1,386	5,466	3,081	2,357	5,438
Total non-accrual loans	$14,196	$7,906	$22,102	$15,659	$7,157	$22,816
_______________________________________
(1)  At quarter end June 30, 2018, acquired credit impaired loans accounted for $927 thousand of loans greater than 90 days past due that are not presented in the above table.
(2)  At December 31, 2017, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of June 30, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$27,806	$2,340	$2,280	$1,835	$34,261
Collectively evaluated for impairment	2,341,190	1,353,524	2,134,985	926,419	6,756,118
Total	$2,368,996	$1,355,864	$2,137,265	$928,254	$6,790,379

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$33,732	$5,761	$3,872	$—	$43,365
Collectively evaluated for impairment	2,183,975	1,176,808	1,809,329	898,721	6,068,833
Total	$2,217,707	$1,182,569	$1,813,201	$898,721	$6,112,198

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2018
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$5,601	$864	$765	$815	$8,045
Purchased credit-impaired loans	31,015	32,297	5,054	2,400	70,766
Collectively evaluated for impairment	913,711	486,093	254,108	186,864	1,840,776
Total	$950,327	$519,254	$259,927	$190,079	$1,919,587

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,244	$421	$2,617	$27	$7,309
Purchased credit-impaired loans	53,302	34,629	6,974	2,439	97,344
Collectively evaluated for impairment	989,489	586,320	280,015	226,663	2,082,487
Total	$1,047,035	$621,370	$289,606	$229,129	$2,187,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at June 30, 2018 and December 31, 2017:

Business Activities Loans

	June 30, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$—
Other commercial real estate loans	26,609	32,123	—
Commercial and industrial loans	908	2,180	—
Residential mortgages - 1-4 family	904	1,541	—
Consumer - home equity	1,776	2,410	—
Consumer - other	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$306	$323	$1
Other commercial real estate loans	1,430	1,423	14
Commercial and industrial loans	1,453	1,434	70
Residential mortgages - 1-4 family	1,395	1,440	109
Consumer - home equity	43	52	—
Consumer - other	15	15	1

Total
Commercial real estate	$28,345	$33,869	$15
Commercial and industrial loans	2,361	3,614	70
Residential mortgages	2,299	2,981	109
Consumer	1,834	2,477	1
Total impaired loans	$34,839	$42,941	$195
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. These amounts are components of total loans and other assets on the Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	June 30, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - single and multifamily	$167	$261	$—
Other commercial real estate loans	2,501	5,556	—
Commercial and industrial loans	521	597	—
Residential mortgages - 1-4 family	696	707	—
Consumer - home equity	501	959	—
Consumer - other	13	15	—

With an allowance recorded:
Commercial real estate - single and multifamily	$759	$756	$10
Other commercial real estate loans	2,201	2,211	22
Commercial and industrial loans	348	347	9
Residential mortgages - 1-4 family	76	76	6
Consumer - home equity	301	360	11

Total			x
Commercial real estate	$5,628	$8,784	$32
Commercial and industrial loans	869	944	9
Residential mortgages	772	783	6
Consumer	815	1,334	11
Total impaired loans	$8,084	$11,845	$58
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2018 and 2017:

Business Activities Loans

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$—	$—	$99	$—
Other commercial real estate loans	29,092	326	22,362	473
Commercial and industrial loans	4,467	201	1,251	16
Residential mortgages - 1-4 family	942	26	1,870	11
Consumer - home equity	1,754	4	90	—
Consumer - other	—	—	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$310	$8	$171	$8
Other commercial real estate loans	1,476	39	10,056	119
Commercial and industrial loans	1,279	83	6,902	131
Residential mortgages - 1-4 family	1,409	32	636	7
Consumer - home equity	45	1	2,371	17
Consumer - other	16	—	—	—

Total
Commercial real estate	$30,878	$373	$32,688	$600
Commercial and industrial loans	5,746	284	8,153	147
Residential mortgages	2,351	58	2,506	18
Consumer loans	1,815	5	2,461	17
Total impaired loans	$40,790	$720	$45,808	$782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - single and multifamily	$182	$9	$396	$43
Other commercial real estate loans	2,124	102	269	49
Commercial and industrial loans	349	27	298	1
Residential mortgages - 1-4 family	1,505	6	393	6
Consumer - home equity	760	—	771	—
Consumer - other	17	1	—	—

With an allowance recorded:
Commercial real estate - single and multifamily	$765	$20	$905	$12
Other commercial real estate loans	2,255	69	1,482	19
Commercial and industrial loans	287	17	328	8
Residential mortgages - 1-4 family	77	2	94	1
Consumer - home equity	320	5	390	5
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$5,326	$200	$3,052	$123
Commercial and industrial loans	636	44	626	9
Residential mortgages	1,582	8	487	7
Consumer loans	1,097	6	1,161	5
Total impaired loans	$8,641	$258	$5,326	$144

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2018 and June 30, 2017. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. There were no modifications made during the three months ended June 30, 2018. The modifications for the six months ended June 30, 2018 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three and six months ended June 30, 2017 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—
Residential - 1-4 Family	—	—	—
Total	—	$—	$—

	Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	4	$1,995	$1,924
Residential - 1-4 Family	1	118	118
Total	5	$2,113	$2,042

	Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	9	$10,613	$9,385
Commercial and industrial - Other	4	1,793	1,793
Residential - 1-4 Family	—	—	—
Consumer Home Equity	—	—	—
Total	13	$12,406	$11,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	15	$13,445	$11,718
Commercial and industrial - Other	5	1,817	1,817
Residential - 1-4 Family	2	205	188
Consumer Home Equity	1	53	53
Total	23	$15,520	$13,776

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the three and six months ended June 30, 2018, there were two loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$5,992
Commercial and industrial - Other	1	$1,065

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$5,992
Commercial and industrial - Other	1	$1,065

Modifications that Subsequently Defaulted
Three Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—
Commercial and industrial - Other	—	$—

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial - Other	1	$101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of the period	$43,105	$34,699
Principal payments	(2,511)	(266)
TDR status change (1)	—	—
Other reductions/increases (2)	(7,088)	(1,055)
Newly identified TDRs	—	11,178
Balance at end of the period	$33,506	$44,556

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of the period	$41,990	$33,829
Principal payments	(3,150)	(1,154)
TDR status change (1)	—	—
Other reductions/increases (2)	(7,376)	(1,895)
Newly identified TDRs	2,042	13,776
Balance at end of the period	$33,506	$44,556
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

As of June 30, 2018, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2018 and December 31, 2017 totaled $3.8 million and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 was as follows:

	At or for the three months ended June 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$17,841	$13,229	$8,598	$7,609	$47,277
Charged-off loans	1,392	1,706	27	837	3,962
Recoveries on charged-off loans	26	447	6	135	614
Provision/(releases) for loan losses	2,676	2,685	853	171	6,385
Balance at end of period	$19,151	$14,655	$9,430	$7,078	$50,314

	At or for the six months ended June 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	1,498	2,596	27	1,777	5,898
Recoveries on charged-off loans	49	491	6	209	755
Provision/(releases) for loan losses	3,757	2,910	31	2,839	9,537
Balance at end of period	$19,151	$14,655	$9,430	$7,078	$50,314

	At or for the three months ended June 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,280	$11,850	$7,863	$5,470	$41,463
Charged-off loans	1,393	581	278	631	2,883
Recoveries on charged-off loans	—	55	14	87	156
Provision/(releases) for loan losses	1,046	1,306	512	1,295	4,159
Balance at end of period	$15,933	$12,630	$8,111	$6,221	$42,895

	At or for the six months ended June 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,498	$9,447	$7,805	$5,479	$39,229
Charged-off loans	1,516	1,851	513	1,317	5,197
Recoveries on charged-off loans	57	71	29	172	329
Provision/(releases) for loan losses	894	4,963	790	1,887	8,534
Balance at end of period	$15,933	$12,630	$8,111	$6,221	$42,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended June 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,995	$1,243	$1,046	$298	$6,582
Charged-off loans	972	—	622	164	1,758
Recoveries on charged-off loans	259	66	11	304	640
Provision/(releases) for loan losses	100	(182)	183	46	147
Balance at end of period	$3,382	$1,127	$618	$484	$5,611

	At or for the six months ended June 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,712	155	1,053	693	3,613
Recoveries on charged-off loans	265	95	36	344	740
Provision/(releases) for loan losses	973	62	1,037	498	2,570
Balance at end of period	$3,382	$1,127	$618	$484	$5,611

	At or for the three months ended June 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,128	$1,054	$706	$453	$4,341
Charged-off loans	94	43	71	340	548
Recoveries on charged-off loans	13	(56)	(2)	(14)	(59)
Provision/(releases) for loan losses	309	59	57	305	730
Balance at end of period	$2,356	$1,014	$690	$404	$4,464

	At or for the six months ended June 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	670	481	215	491	1,857
Recoveries on charged-off loans	22	1	38	41	102
Provision/(releases) for loan losses	701	330	101	318	1,450
Balance at end of period	$2,356	$1,014	$690	$404	$4,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of June 30, 2018 and December 31, 2017:

	At June 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	15	70	109	1	195
Collectively evaluated for impairment	19,136	14,585	9,321	7,077	50,119
Total	$19,151	$14,655	$9,430	$7,078	$50,314

	At December 31, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated for impairment	16,614	13,784	9,290	5,772	45,460
Total	16,843	13,850	9,420	5,807	45,920

	At June 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	32	9	6	11	58
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	3,350	1,118	612	473	5,553
Total	$3,382	$1,127	$618	$484	$5,611

	At December 31, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated for impairment	3,800	1,124	589	290	5,803
Total	3,856	1,125	598	335	5,914

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At June 30, 2018, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $5.6 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Grade:
Pass	$345,896	$269,206	$375,907	$214,289	$1,566,673	$1,687,256	$2,288,476	$2,170,751
Special mention	—	—	459	504	33,235	12,999	33,694	13,503
Substandard	—	—	2,068	2,290	44,758	31,163	46,826	33,453
Total	$345,896	$269,206	$378,434	$217,083	$1,644,666	$1,731,418	$2,368,996	$2,217,707

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	June 30, 2018	December 31, 2017
Grade:
Pass	$1,325,226	$1,156,240
Special mention	14,697	12,806
Substandard	15,941	11,123
Doubtful	—	2,400
Total	$1,355,864	$1,182,569
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Grade:
Pass	$2,126,733	$1,805,596	$7,289	$5,177	$2,134,022	$1,810,773
Special mention	445	242	—	—	445	242
Substandard	2,798	2,186	—	—	2,798	2,186
Total	$2,129,976	$1,808,024	$7,289	$5,177	$2,137,265	$1,813,201

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 31, 2018	December 31, 2017	June 31, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$290,988	$293,327	$633,185	$602,313	$924,173	$895,640
Nonperforming	2,462	1,627	1,619	1,454	4,081	3,081
Total	$293,450	$294,954	$634,804	$603,767	$928,254	$898,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Single and multi-family		Real Estate		Total commercial real estate
(In thousands)	June 30,2018	December 31, 2017	June 30,2018	December 31, 2017	June 30,2018	December 31, 2017	June 30,2018	December 31, 2017
Grade:
Pass	$50,934	$76,611	$191,132	$203,624	$641,490	$684,846	$883,556	$965,081
Special mention	—	—	—	603	9,734	22,070	9,734	22,673
Substandard	8,334	8,354	4,733	1,855	43,970	49,072	57,037	59,281
Total	$59,268	$84,965	$195,865	$206,082	$695,194	$755,988	$950,327	$1,047,035

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	June 30, 2018	December 31, 2017
Grade:
Pass	$500,636	$606,922
Special mention	1,128	1,241
Substandard	17,490	13,207
Total	$519,254	$621,370

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Grade:
Pass	$255,272	$281,160	$193	$233	$255,465	$281,393
Special mention	268	2,704	—	—	268	2,704
Substandard	4,194	5,509	—	—	4,194	5,509
Total	$259,734	$289,373	$193	$233	$259,927	$289,606

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$98,464	$113,262	$90,230	$113,510	$188,694	$226,772
Nonperforming	916	1,965	469	392	1,385	2,357
Total	$99,380	$115,227	$90,699	$113,902	$190,079	$229,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2018 and December 31, 2017. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$14,196	$8,833	$23,029	$15,659	$7,240	$22,899
Substandard Accruing	55,498	71,527	127,025	36,846	73,412	110,258
Total Classified	69,694	80,360	150,054	52,505	80,652	133,157
Special Mention	49,314	11,380	60,694	28,387	26,802	55,189
Total Criticized	$119,008	$91,740	$210,748	$80,892	$107,454	$188,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Time less than $100,000	$707,398	$733,785
Time $100,000 through $250,000	1,906,803	1,717,050
Time more than $250,000	445,833	439,370
Total time deposits	$3,060,034	$2,890,205

Included in total deposits are brokered deposits of $1.3 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. Included in total deposits are reciprocal deposits of $94.0 million and $99.8 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at June 30, 2018 and December 31, 2017 are summarized, as follows:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$1,002,000	2.11%	$667,300	1.48%
Total short-term borrowings:	1,002,000	2.11	667,300	1.48
Long-term borrowings:
Advances from the FHLB and other borrowings	272,342	1.69	380,436	1.54
Subordinated borrowings	73,965	7.00	73,875	7.00
Junior subordinated borrowings	15,464	4.18	15,464	3.30
Total long-term borrowings:	361,771	2.88	469,775	2.46
Total	$1,363,771	2.32%	$1,137,075	1.88%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2018 and December 31, 2017.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended June 30, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at June 30, 2018 include no callable advances and amortizing advances totaling $1.3 million. The advances outstanding at December 31, 2017 include no callable advances and amortizing advances totaling $1.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of June 30, 2018 is as follows:

	June 30, 2018
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2018	$1,063,993	2.07%
2019	150,079	1.64
2020	53,371	2.04
2021	213	2.71
2022 and beyond	6,686	2.64
Total FHLB advances	$1,274,342	2.02%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2018 and December 31, 2017.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $522 thousand and $583 thousand for unamortized debt issuance costs as of June 30, 2018 and December 31 2017, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.18% and 3.30% at June 30, 2018 and December 31, 2017, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2018	Regulatory Minimum to be Well Capitalized	December 31, 2017	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	12.8%	N/A	12.4%	N/A
Common equity tier 1 capital to risk weighted assets	11.3	N/A	11.0	N/A
Tier 1 capital to risk weighted assets	11.5	N/A	11.2	N/A
Tier 1 capital to average assets	9.1	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.0%	8.0%	11.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.1	4.5	10.3	4.5
Tier 1 capital to risk weighted assets	11.1	6.0	10.3	6.0
Tier 1 capital to average assets	8.8	4.0	8.3	4.0

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

At June 30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Other accumulated comprehensive income, before tax:
Net unrealized holding loss on AFS securities	$(25,347)	$10,034
Net unrealized holding loss on pension plans	(3,048)	(3,048)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding gain on AFS securities	6,326	(4,026)
Net unrealized holding loss on pension plans	803	1,201
Accumulated other comprehensive (loss)/income	$(21,266)	$4,161

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2018
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (losses) arising during the period	$(7,839)	$2,001	$(5,838)
Less: reclassification adjustment for gains realized in net income	1	—	1
Net unrealized holding (loss) on AFS securities	(7,840)	2,001	(5,839)
Other comprehensive (loss)	$(7,840)	$2,001	$(5,839)

Three Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$3,926	$(1,455)	$2,471
Less: reclassification adjustment for losses realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	3,927	(1,455)	2,472
Other comprehensive income	$3,927	$(1,455)	$2,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2018
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (losses) arising during the period	$(27,001)	$6,932	$(20,069)
Less: reclassification adjustment for gains realized in net income	1	—	$1
Net unrealized holding (loss) on AFS securities	(27,002)	6,932	$(20,070)
Other comprehensive (loss)	$(27,002)	$6,932	$(20,070)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	(35,381)	9,954	(25,427)

Six Months Ended June 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$7,064	$(2,627)	$4,437
Less: reclassification adjustment for gains realized in net income	12,569	(4,713)	7,856
Net unrealized holding (loss) on AFS securities	(5,505)	2,086	(3,419)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,589)	3,984
Other comprehensive income	$1,068	$(503)	$565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2018
Balance at Beginning of Period	$(13,182)	$—	$(2,245)	$(15,427)
Other comprehensive loss before reclassifications	(5,838)	—	—	(5,838)
Less: amounts reclassified from accumulated other comprehensive income (loss)	1	—	—	1
Total other comprehensive (loss)	(5,839)	—	—	(5,839)
Balance at End of Period	$(19,021)	$—	$(2,245)	$(21,266)

Three Months Ended June 30, 2017
Balance at Beginning of Period	$9,649	$—	$(1,790)	$7,859
Other comprehensive gain before reclassifications	2,471	—	—	2,471
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Total other comprehensive income	2,472	—	—	2,472
Balance at End of Period	$12,121	$—	$(1,790)	$10,331

Six Months Ended June 30, 2018
Balance at Beginning of Period	$6,008	$—	$(1,847)	$4,161
Other comprehensive (loss) before reclassifications	(20,069)	—	—	(20,069)
Less: amounts reclassified from accumulated other comprehensive income	1	—	—	1
Total other comprehensive (loss)	(20,070)	—	—	(20,070)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	$4,959	$—	$398	$5,357
Balance at End of Period	$(19,021)	$—	$(2,245)	$(21,266)

Six Months Ended June 30, 2017
Balance at Beginning of Period	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	4,437	(269)	—	4,168
Less: amounts reclassified from accumulated other comprehensive income	7,856	(4,253)	—	3,603
Total other comprehensive (loss) income	(3,419)	3,984	—	565
Balance at End of Period	$12,121	$—	$(1,790)	$10,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2018	2017	is Presented
Realized gains on AFS securities:
	$1	$(1)	Non-interest income
	—	—	Tax expense
	1	(1)	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	—	Interest expense
	—	—	Non-interest expense
	—	—	Tax benefit
	—	—	Net of tax

Total reclassifications for the period	$1	$(1)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2018	2017	is Presented
Realized gains on AFS securities:
	$1	$12,569	Non-interest income
	—	(4,713)	Tax expense
	1	7,856	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	(393)	Interest expense
	—	(6,629)	Non-interest expense
	—	2,769	Tax benefit
	—	(4,253)	Net of tax

Total reclassifications for the period	$1	$3,603	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$34,031	$19,694	$59,279	$35,154

Average number of common shares issued	46,212	38,720	46,212	37,731
Less: average number of treasury shares	788	943	828	981
Less: average number of unvested stock award shares	435	453	428	445
Plus: average participating preferred shares	1,043	—	1,043	—
Average number of basic shares outstanding	46,032	37,324	45,999	36,305
Plus: dilutive effect of unvested stock award shares	152	106	176	116
Plus: dilutive effect of stock options outstanding	31	44	31	45
Average number of diluted shares outstanding	46,215	37,474	46,206	36,466

Earnings per common share:
Basic	$0.74	$0.53	$1.29	$0.97
Diluted	$0.74	$0.53	$1.28	$0.96

For the six months ended June 30, 2018, 252 thousand shares of restricted stock and 33 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended June 30, 2017, 327 thousand shares of restricted stock and 48 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2018 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2017	418	$29.68	76	$13.59
Granted	181	37.81	—	—
Stock options exercised	—	—	(8)	12.46
Stock awards vested	(150)	28.65	—	—
Forfeited	(15)	32.93	—	—
Expired	—	—	(11)	22.61
June 30, 2018	434	$33.18	57	$10.61
Exercisable options at June 30, 2018			57	$10.61

During the six months ended June 30, 2018 and 2017, proceeds from stock option exercises totaled $101 thousand and $111 thousand, respectively. During the six months ended June 30, 2018, there were 150 thousand shares issued in connection with vested stock awards. During the six months ended June 30, 2017, there were 133 thousand shares issued in connection with vested stock awards. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.8 million and $2.5 million during the six months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2018, the Company held derivatives with a total notional amount of $3.0 billion. The Company had economic hedges and non-hedging derivatives totaling $2.7 billion and $0.3 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $2.2 billion, risk participation agreements with dealer banks of $0.2 billion, and $0.3 billion in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management/Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2018.

The Company pledged collateral to derivative counterparties in the form of cash totaling $6.9 million and securities with an amortized cost of $14.3 million and a fair value of $13.9 million as of June 30, 2018. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,426	11.4	2.35%	5.09%	(1,175)
Interest rate swaps on loans with commercial loan customers	1,094,198	6.3	3.90%	4.40%	16,744
Reverse interest rate swaps on loans with commercial loan customers	1,094,198	6.3	4.40%	3.90%	(16,403)
Risk participation agreements with dealer banks	183,986	6.2			(3)
Forward sale commitments	338,884	0.2			(658)
Total economic hedges	2,721,692				(1,495)

Non-hedging derivatives:
Commitments to lend	289,750	0.2			7,285
Total non-hedging derivatives	289,750				7,285

Total	$3,011,442				$5,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,755	11.9	1.73%	5.09%	(1,649)
Interest rate swaps on loans with commercial loan customers	943,795	5.9	3.26%	4.25%	(3,195)
Reverse interest rate swaps on loans with commercial loan customers	943,795	5.9	4.25%	3.26%	3,204
Risk participation agreements with dealer banks	142,054	8.4			(26)
Forward sale commitments	276,572	0.2			(123)
Total economic hedges	2,316,971				(1,789)

Non-hedging derivatives:
Commitments to lend	193,966	0.2			5,259
Total non-hedging derivatives	193,966				5,259

Total	$2,510,937				$3,470

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

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and six months ended June 30, 2017.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$—	$—	$(449)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to interest expense	—	—	—	(393)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	—	—	(6,629)
Net tax (expense) benefit on items recognized in accumulated other comprehensive income	—	—	—	(2,589)
Other comprehensive gain (loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$—	$—	$3,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of June 30, 2018, the Company has an interest rate swap with a $10.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $332 thousand as of June 30, 2018. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$163	$2	$474	$124

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	5,270	(3,810)	19,939	(1,682)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	(5,270)	3,810	(19,939)	1,682
Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	95	(114)	332	(276)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	7	23	23	5

Forward commitments:
Unrealized (loss) gain recognized in other non-interest income	(658)	975	(1,567)	(276)
Realized gain (loss) in other non-interest income	1,077	238	4,999	(2,668)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$7,285	$7,375	$13,816	$15,436
Realized gain in other non-interest income	2,491	7,693	3,094	16,467

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

The Company had net asset positions with its financial institution counterparties totaling $18.6 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively. The Company had net asset positions with its commercial banking counterparties totaling $4.5 million and $8.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company had net liability positions with its financial institution counterparties totaling $3.1 million and $5.9 million as of June 30, 2018 and December 31, 2017, respectively. The Company had net liability positions with its commercial banking counterparties totaling $20.9 million and $5.4 million as of June 30, 2018 and December 31, 2017. The collateral posted by the Company that covered liability positions was $6.9 million and $5.9 million as of June 30, 2018 and December 31, 2017, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$20,015	$(1,386)	$18,629	$—	$—	$18,629
Commercial counterparties	4,546	—	4,546	—	—	4,546
Total	$24,561	$(1,386)	$23,175	$—	$—	$23,175

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(4,468)	$1,404	$(3,064)	$—	$6,853	$3,789
Commercial counterparties	(21,058)	109	(20,949)	—	—	(20,949)
Total	$(25,526)	$1,513	$(24,013)	$—	$6,853	$(17,160)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$2,692	$(1,622)	$1,070	$—	$—	$1,070
Commercial counterparties	8,577	—	8,577	—	—	8,577
Total	$11,269	$(1,622)	$9,647	$—	$—	$9,647

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(8,777)	$2,835	$(5,942)	$3,982	$1,960	$—
Commercial counterparties	(5,375)	2	(5,373)	—	—	(5,373)
Total	$(14,152)	$2,837	$(11,315)	$3,982	$1,960	$(5,373)

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,483	$11,483
Securities available for sale:
Municipal bonds and obligations	—	112,137	—	112,137
Agency collateralized mortgage obligations	—	915,217	—	915,217
Agency residential mortgage-backed securities	—	184,670	—	184,670
Agency commercial mortgage-backed securities	—	59,513	—	59,513
Corporate bonds	—	101,062	—	101,062
Trust preferred securities	—	11,614	—	11,614
Other bonds and obligations	—	9,037	—	9,037
Marketable equity securities	59,163	563	—	59,726
Loans held for sale	—	149,182	—	149,182
Derivative assets	—	26,031	7,285	33,316
Capitalized servicing rights	—	—	7,839	7,839
Derivative liabilities	658	26,869	—	27,527

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,277	$12,277
Securities available for sale:
Municipal bonds and obligations	—	118,233	—	118,233
Agency collateralized mortgage obligations	—	851,158	—	851,158
Agency residential mortgage-backed securities	—	216,940	—	216,940
Agency commercial mortgage-backed securities	—	62,305	—	62,305
Corporate bonds	—	110,721	—	110,721
Trust preferred securities	—	11,677	—	11,677
Other bonds and obligations	—	9,880	—	9,880
Marketable equity securities	44,851	334	—	45,185
Loans held for sale	—	153,620	—	153,620
Derivative assets	—	14,049	5,259	19,308
Capitalized servicing rights	—	—	3,834	3,834
Derivative liabilities	104	15,715	19	15,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the six months ended June 30, 2018 or June 30, 2017.

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

Securities Available for Sale and Marketable Equity Securities. Marketable equity securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS and marketable equity securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things.

June 30, 2018
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$59,726	$55,618	$4,108

December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$45,185	$36,483	$8,702

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$149,182	$145,723	$3,459

			Aggregate Fair Value
December 31, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$153,620	$149,022	$4,598

The changes in fair value of loans held for sale for the three and six months ended June 30, 2018, were gains of $1.3 million and losses of $1.1 million, respectively. The changes in fair value of loans held for sale for the three and six months ended June 30, 2017, were gains of $1.7 million and $2.3 million, respectively. The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2018 and 2017.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend	Commitments	Rights
Three Months Ended June 30, 2018
March 31, 2018	$11,795	$6,531	$—	$5,705
Unrealized (loss) gain, net recognized in other non-interest income	(148)	12,787	—	339
Paydown of trading security	(164)	—	—	—
Transfers to held for sale loans	—	(12,033)	—	—
Additions to servicing rights	—	—	—	1,795
June 30, 2018	$11,483	$7,285	$—	$7,839

Six Months Ended June 30, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized (loss) gain, net recognized in other non-interest income	(465)	25,000	(19)	804
Paydown of trading security	(329)	—	—	—
Transfers to held for sale loans	—	(22,974)	—	—
Additions to servicing rights	$—	$—	$—	$3,201
June 30, 2018	$11,483	$7,285	$—	$7,839
Unrealized gains (losses) relating to instruments still held at June 30, 2018	$1,056	$7,285	$—	$—

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend	Commitments	Rights
Three Months Ended June 30, 2017
March 31, 2017	$12,966	$8,061	$(22)	$976
Unrealized gain (loss), net recognized in other non-interest income	27	16,515	34	(68)
Paydown of trading security	(156)	—	—	—
Transfers to held for sale loans	—	(17,202)	—	—
Additions to servicing rights	—	—	—	660
June 30, 2017	$12,837	$7,374	$12	$1,568

Six Months Ended June 30, 2017
December 31, 2016	$13,229	$4,738	$100	$798
Unrealized (loss) gain, net recognized in other non-interest income	(79)	33,817	(88)	(70)
Paydown of trading security	(313)	—	—	—
Transfers to held for sale loans	—	(31,181)	—	—
Additions to servicing rights	$—	$—	$—	$840
June 30, 2017	$12,837	$7,374	$12	$1,568
Unrealized gains (losses) relating to instruments still held at June 30, 2017	$1,736	$7,374	$12	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,483	Discounted Cash Flow	Discount Rate	3.32%

Commitments to lend	7,285	Historical Trend	Closing Ratio	83.54%
		Pricing Model	Origination Costs, per loan	$3,063
Forward commitments	—	Historical Trend	Closing Ratio	83.54%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized servicing rights	7,839	Discounted cash flow	Constant Prepayment Rate (CPR)	8.00%
			Discount Rate	9.96%
Total	$26,607

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$12,277	Discounted Cash Flow	Discount Rate	2.74%

Commitments to lend	5,259	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Forward commitments	19	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized servicing rights	3,834	Discounted Cash Flow	Constant Prepayment Rate (CPR)	10.00%
			Discount Rate	10.95%
Total	$21,389

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

	June 30, 2018	December 31, 2017	Fair Value Measurement Date as of June 30, 2018
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$8,075	$23,853	June 2018
Capitalized servicing rights	12,129	12,527	June 2018
Total	$20,204	$36,380

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$8,075	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	38.39% to 0.02% (2.79%)
			Appraised Value	$2.80 to $1,387 ($603.90)
Capitalized servicing rights	12,129	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.27% to 10.90% (9.62%)
			Discount Rate	10.00% to 13.12% (11.64%)
Total	$20,204

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2018 and December 31, 2017.

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

	June 30, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$139,057	$139,057	$139,057	$—	$—
Trading security	11,483	11,483	—	—	11,483
Marketable equity securities	59,726	59,726	59,163	563	—
Securities available for sale	1,393,250	1,393,250	—	1,393,250	—
Securities held to maturity	379,905	377,486	—	358,265	19,221
FHLB bank stock and restricted securities	75,530	N/A	N/A	N/A	N/A
Net loans	8,654,041	8,796,933	—	—	8,796,933
Loans held for sale	149,182	149,182	—	149,182	—
Accrued interest receivable	36,017	36,017	—	36,017	—
Cash surrender value of bank-owned life insurance policies	193,121	193,121	—	193,121	—
Derivative assets	33,316	33,316	—	26,031	7,285
Assets held for sale	1,070	1,070	—	1,070	—
Financial Liabilities
Total deposits	$8,838,752	$8,809,947	$—	$8,809,947	$—
Short-term debt	1,002,000	1,001,944	—	1,001,944	—
Long-term Federal Home Loan Bank advances	272,342	270,112	—	270,112	—
Subordinated borrowings	89,429	97,006	—	97,006	—
Derivative liabilities	27,527	27,527	658	26,869	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$248,763	$248,763	$248,763	$—	$—
Trading security	12,277	12,277	—	—	12,277
Marketable equity securities	45,185	45,185	44,851	334	—
Securities available for sale and other	1,380,914	1,380,914	—	1,380,914	—
Securities held to maturity	397,103	405,276	—	371,458	33,818
FHLB bank stock and restricted securities	63,085	N/A	N/A	N/A	N/A
Net loans	8,247,504	8,422,034	—	—	8,422,034
Loans held for sale	153,620	153,620	—	153,620	—
Accrued interest receivable	33,739	33,739	—	33,739	—
Derivative assets	19,308	19,308	—	14,049	5,259
Assets held for sale	1,392	1,392	—	1,392	—
Financial Liabilities
Total deposits	$8,749,530	$8,731,527	$—	$8,731,527	$—
Short-term debt	667,300	667,246	—	667,246	—
Long-term Federal Home Loan Bank advances	380,436	378,766	—	378,766	—
Subordinated borrowings	89,339	97,414	—	97,414	—
Derivative liabilities	15,838	15,838	104	15,715	19
Other than as discussed above, the following methods and assumptions were used by management to estimate the fair value of significant classes of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents. Carrying value is assumed to represent fair value for cash and cash equivalents that have original maturities of ninety days or less.

FHLB bank stock and restricted securities. It is not practical to determine fair value due to the restricted nature of the securities.

Cash surrender value of life insurance policies. Carrying value approximates fair value.

Loans, net. In accordance with recent accounting guidance, the fair value of loans as of June 30, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-balance-sheet financial instruments. Off-balance-sheet financial instruments include standby letters of credit and other financial guarantees and commitments considered immaterial to the Company’s financial statements.

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$91,121	$69,545	$176,591	$136,431
Provision for loan losses	6,532	4,889	12,107	9,984
Net interest income after provision for loan losses	$84,589	$64,656	$164,484	$126,447

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

Interchange Fees. Interchange fees are transaction fees paid to the card-issuing bank to cover handling costs, fraud and bad debt costs, and the risk involved in approving the payment. Due to the day-to-day nature of these fees they are settled on a daily basis and are accounted for as they are received.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$4,923	$4,156	$10,338	$8,196
Insurance revenue	2,549	2,588	5,574	5,724
Wealth management fees	2,280	2,286	4,877	4,812
Interchange income	2,391	1,920	4,281	3,668
Non-interest income (in-scope of Topic 606)	12,143	10,950	25,070	22,400
Non-interest income (out-of-scope of Topic 606)	17,887	21,848	34,480	45,155
Total non-interest income	$30,030	$32,798	$59,550	$67,555

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PER SHARE DATA (1)
Net earnings per common share, diluted	$0.74	$0.53	$1.28	$0.96
Adjusted earnings per common share, diluted (1)	0.74	0.58	1.38	1.12
Total book value per common share	32.49	31.37	32.49	31.37
Tangible book value per common share (2)	20.28	20.96	20.28	20.96
Dividend per common share	0.22	0.21	0.44	0.42
Common stock price:
High	44.10	38.65	44.10	38.65
Low	37.05	33.55	35.80	32.90
Close	40.60	35.15	40.60	35.15
PERFORMANCE RATIOS (3)			X
Return on assets	1.17%	0.84%	1.03%	0.76%
Adjusted return on assets (1)	1.17	0.92	1.11	0.89
Return on equity	8.88	6.80	7.79	6.28
Adjusted return on equity (1)	8.89	7.45	8.41	7.31
Adjusted return on tangible equity (1)	14.82	11.96	14.13	12.01
Net interest margin, fully taxable equivalent (FTE) (4)	3.50	3.36	3.43	3.35
Fee income/Net interest and fee income	24.25	32.23	24.87	31.18
Efficiency ratio (2)	56.37	61.72	57.91	61.83
GROWTH RATIOS			X
Total commercial loans, (annualized)	9%	10%	5%	13%
Total loans, (annualized)	16	13	10	10
Total deposits, (annualized)	7	4	2	3
Total net revenues, (compared to prior year period)	18	42	16	40
Earnings per share, (compared to prior year period)	40	2	33	(8)
Adjusted earnings per share, (compared to prior year period) (2)	28	7	24	5
FINANCIAL DATA: (In millions)
Total assets	$11,902	$9,627	$11,902	$9,627
Total earning assets	10,827	8,807	10,827	8,807
Total securities	1,920	1,773	1,920	1,773
Total borrowings	1,364	1,472	1,364	1,472
Total loans	8,710	6,864	8,710	6,864
Allowance for loan losses	56	47	56	47
Total intangible assets	555	421	555	421
Total deposits	8,839	6,715	8,839	6,715
Total stockholders’ equity	1,516	1,268	1,516	1,268

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.21%	0.20%	0.19%	0.20%
Total non-performing assets/total assets	0.20	0.25	0.20	0.25
Allowance for loan losses/total loans	0.64	0.69	0.64	0.69
Loans/deposits	99	102	99	102
Shareholders' equity to total assets	12.74	13.17	12.74	13.17
Tangible shareholders' equity to tangible assets (2)	8.47	9.20	8.47	9.20

FOR THE PERIOD: (In thousands)
Net interest income	$91,121	$69,545	$176,591	$136,431
Non-interest income	30,030	32,798	59,550	67,555
Net revenue	121,151	102,343	236,141	203,986
Provision for loan losses	6,532	4,889	12,107	9,984
Non-interest expense	72,337	69,523	149,206	143,849
Net income	34,031	19,694	59,279	35,154
Adjusted Income (1)	34,076	21,559	63,957	40,959
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,316	5.08%	$2,692	4.41%	$3,283	4.92%	$2,661	4.50%
Commercial and industrial loans	1,774	5.73	1,130	5.30	1,806	5.46	1,102	5.08
Residential mortgages	2,269	3.72	1,871	3.62	2,204	3.64	1,889	3.59
Consumer loans	1,113	4.13	997	3.81	1,114	4.07	988	3.72
Total loans (1)	8,472	4.73	6,690	4.25	8,407	4.59	6,640	4.22
Investment securities (2)	1,931	3.47	1,702	3.45	1,932	3.37	1,664	3.42
Short term investments & loans held for sale (3)	146	3.86	148	3.07	143	3.64	133	2.74
Total interest-earning assets	10,549	4.48	8,540	4.07	10,482	4.34	8,437	4.04
Intangible assets	555		422		556		422
Other non-interest earning assets	507		369		529		378
Total assets	$11,611		$9,331		$11,567		$9,237

Liabilities and shareholders’ equity
Deposits:
NOW and other	$819	0.44%	$572	0.23%	$766	0.36%	$574	0.23%
Money market	2,525	0.88	1,795	0.54	2,522	0.80	1,800	0.53
Savings	750	0.14	668	0.14	747	0.14	658	0.14
Time	2,879	1.54	2,473	1.13	2,896	1.47	2,412	1.11
Total interest-bearing deposits	6,973	1.02	5,508	0.73	6,931	0.96	5,444	0.71
Borrowings and notes (4)	1,394	2.29	1,410	1.46	1,341	2.16	1,398	1.42
Total interest-bearing liabilities	8,367	1.23	6,918	0.88	8,272	1.15	6,842	0.86
Non-interest-bearing demand deposits	1,619		1,156		1,666		1,167
Other non-interest earning liabilities	92		99		108		108
Total liabilities	10,078		8,173		10,046		8,117

Total shareholders’ equity (2)	1,533		1,158		1,521		1,120
Total liabilities and stockholders’ equity	$11,611		$9,331		$11,567		$9,237

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.25%		3.19%		3.19%		3.18%
Net interest margin (5)		3.50		3.36		3.43		3.35
Cost of funds		1.03		0.75		0.96		0.73
Cost of deposits		0.83		0.60		0.78		0.58

Supplementary data
Total deposits (In millions)	$8,592		$6,664		$8,597		$6,611
Fully taxable equivalent income adj. (In thousands) (6)	2,033		2,644		3,854		5,155
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $6.9 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively. Purchased loan accretion totaled $10.3 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations and assets, losses recorded for hedge terminations, merger costs, restructuring costs, legal settlements, systems conversion costs, and out-of-period adjustments. Securities gains/losses include gains/losses on equity securities beginning in the first quarter of 2018. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings and based on diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(in thousands)		2018	2017	2018	2017
GAAP Net income		$34,031	$19,694	$59,279	$35,154
Adj: (Gains)/losses on securities, net (1)		(718)	1	784	(12,569)
Adj: Loss on termination of hedges		—	—	—	6,629
Adj: Net losses/(gains) on sale of business operations and assets		21	—	(460)	—
Adj: Merger and acquisition expense		847	2,266	5,940	8,213
Adj: Restructuring and other expense		—	637	—	6,372
Adj: Income taxes		(105)	(1,039)	(1,586)	(2,840)
Total adjusted income (non-GAAP) (2)	(A)	$34,076	$21,559	$63,957	$40,959

GAAP Total revenue		$121,151	$102,343	$236,141	$203,986
Adj: (Gains)/losses on securities, net (1)		(718)	1	784	(12,569)
Adj: Net (gains) on sale of business operations and assets		21	—	(460)	—
Adj. Loss on termination of hedges		—	—	—	6,629
Total operating revenue (non-GAAP) (2)	(B)	$120,454	$102,344	$236,465	$198,046

GAAP Total non-interest expense		$72,337	$69,523	$149,206	$143,849
Less: Total non-operating expense (see above)		(847)	(2,903)	(5,940)	(14,585)
Operating non-interest expense (non-GAAP) (2)	(C)	$71,490	$66,620	$143,266	$129,264

(in millions, except per share data)
Total average assets	(D)	$11,611	$9,331	$11,567	$9,238
Total average shareholders’ equity	(E)	1,533	1,158	1,521	1,120
Total average tangible shareholders’ equity (2)	(F)	979	736	965	698
Total average tangible common shareholders' equity (2)	(G)	938	736	925	698
Total tangible shareholders’ equity, period-end (2)(3)	(H)	961	847	961	847
Total tangible common shareholders' equity, period-end (2)(3)	(I)	921	847	921	847
Total tangible assets, period-end (2)(3)	(J)	11,347	9,206	11,347	9,206
Total common shares outstanding, period-end (thousands)	(K)	45,420	40,428	45,420	40,428
Average diluted shares outstanding (thousands)	(L)	46,215	37,474	46,206	36,466

Earnings per common share, diluted		$0.74	$0.53	$1.28	$0.96
Adjusted earnings per common share, diluted (2)	(A/L)	0.74	0.58	1.38	1.12
Book value per common share, period-end		32.49	31.37	32.49	31.37
Tangible book value per common share, period-end (2)	(I/K)	20.28	20.96	20.28	20.96
Total shareholders' equity/total assets		12.74	13.17	12.74	13.17
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.47	9.20	8.47	9.20

Performance ratios (4)
GAAP return on assets		1.17%	0.84%	1.03%	0.76%
Adjusted return on assets (2)	(A/D)	1.17	0.92	1.11	0.89
GAAP return on equity		8.88	6.80	7.79	6.28
Adjusted return on equity (2)	(A/E)	8.89	7.45	8.41	7.31
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	14.82	11.96	14.13	12.01
Efficiency ratio (2)	(C-O)/(B+M+P)	56.37	61.72	57.91	61.83

Supplementary data (in thousands)
Tax benefit on tax-credit investments (6)	(M)	$2,119	$1,696	$2,715	$3,320
Non-interest income charge on tax-credit investments (7)	(N)	(1,594)	(1,453)	(2,100)	(2,782)
Net income on tax-credit investments	(M+N)	525	243	615	538
Intangible amortization	(O)	1,246	770	2,514	1,571
Fully taxable equivalent income adjustment	(P)	2,033	2,644	3,853	5,154
__________________________________________________________________________________________

(1)	Net securities losses/(gains) for the period ending June 30, 2018 includes the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Ratios are annualized and based on average balance sheet amounts, where applicable.

(5)
Adjusted return on tangible common equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 27.32% marginal rate for June 30, 2018 and a 40% marginal rate for June 30, 2017, by tangible equity.

(6)	The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation and low-income housing.

(7)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2018 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments in the first half of 2018 are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit), which is reduced from 2017 due to the federal tax reform enacted at the end of 2017 and effective beginning in 2018. In the discussion, references to earnings per share and "EPS" refer to diluted earnings per common share unless otherwise specified.

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

SUMMARY
2018 results included the operations of Worcester-based Commerce Bancshares Corp., which were acquired in October 2017, expanding Berkshire’s Greater Boston presence and market share. With the benefit of this acquisition and other initiatives, quarterly earnings per share and return on assets increased strongly to record levels in the second quarter of 2018. Highlights of the year-over-year improvement in second quarter performance metrics included:

•	73% increase in net income to $34 million

•	40% increase in earnings per share to $0.74

•	18% increase in net revenue to $121 million

•	39% improvement in return on assets to 1.17%

•	31% improvement in return on equity to 8.9%

These results were achieved while the Company was absorbing the increased compliance costs related to crossing the $10 billion asset threshold, and while the Company was investing in its Boston headquarters relocation and team buildout. Results also benefited from a lower tax rate following federal tax reform. In recognition of improved earnings, Berkshire increased its quarterly shareholder dividend by 5% to $0.22 per common share in the first quarter of 2018, matching a similar increase in the first quarter of 2017.

Berkshire’s Xtraordinary Day of Service in June tackled 74 community projects across our markets, totaling nearly 7,000 volunteer hours and 92% of the workforce. Berkshire’s Foundation announced the appointment of a Corporate Social Responsibility (CSR) Officer to expand Berkshire's multiple community engagement activities and implement an all-encompassing CSR strategy. The Company’s strengthened financial condition was recognized with an A- bank deposit rating assigned by the KBRA Bond Rating Agency. Berkshire’s stock was added to the S&P 600 SmallCapR index during the most recent quarter; this index tracks U.S. small cap companies and is included in the S&P Composite 1500R index, facilitating an expanded market for the Company's stock.

Economic conditions remain good in the Company’s markets, and the Company maintains a focus on Greater Boston, Albany, and the Mid-Atlantic as its strongest regional markets. The yield curve increased and flattened in 2018 as a result of three 25 basis point increases by the Federal Reserve Bank in its target fed funds rate in December 2017, March 2018, and June 2018.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017
Summary: Total assets increased by $0.3 billion, or 3%, in the first half of 2018 due to a $0.4 billion, or 5%, increase in total loans. The asset growth was funded by $0.1 billion, or 1%, net growth in deposits and a $0.2 billion, or 20%, increase in borrowings. Asset quality metrics remained strong, and the strong loan growth resulted in modest changes in liquidity and capital metrics. Interest rate sensitivity remained generally positive to higher rates. Book value per share increased by 1% to $32.49 and the non-GAAP measure of tangible book value per common share increased by 2% to $20.28.

Securities: Total securities remained unchanged at $1.9 billion in the half, and there were no significant changes in the composition of the portfolio. The portfolio yield decreased modestly to 3.47% in the most recent quarter from the fourth quarter of 2017, including the reduction in the benefit of tax advantaged securities as a result of tax reform. This reduction primarily reduced the yield on municipal securities, which continue to meet the Company’s investment objectives. The weighted average life of the bond portfolio increased to 6.2 years from 5.6 years at the start of the year, including the effect of slower prepayment speeds resulting from higher interest rates. The unrealized loss on the securities portfolio measured 1.6% of cost at quarter-end, compared to a 0.6% gain at the start of the year, reflecting lower bond prices stemming from the increase in interest rates since the beginning of the year. Due to a change in accounting principles, beginning in 2018, the change in net fair value of marketable equity securities is recorded to non-interest income rather than to accumulated other comprehensive income. The Company has elected to disclose these securities separately on the statement of financial condition.

Loans: The $411 million, or 5%, increase in total loans included a $294 million increase in residential mortgages and a $126 million increase in commercial loans. Mortgage loan growth was primarily comprised of jumbo fixed rate loans in Eastern Massachusetts originated by Berkshire and its local correspondent banks. The Company sells most of its conforming mortgage originations, while local jumbo loans are retained for investment to support relationship and market objectives. Growth in the first half of 2018 included seasonally higher purchase mortgage originations. Growth in commercial loans included the benefit of the Company’s expansion in Greater Boston. Commercial loans comprised 60% of total loans at midyear and continue to be a central strategic focus. The Company expanded its commercial teams in Greater Boston and New Jersey based on growth opportunities in those markets. Berkshire’s total non-owner occupied commercial real estate exposure measured 242% of regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 37% of bank regulatory capital, compared to the 100% regulatory monitoring guideline.

The second quarter loan portfolio yield increased to 4.73% due to the benefit of higher interest rates and increased purchased loan accretion. The benefit of this accretion was 0.25% in the most recent quarter, compared to 0.21% in the fourth quarter of 2017. At midyear, 42% of total loans contractually repriced within one year, 22% repriced in one to five years, and 36% repriced after five years. While scheduled repricing was unchanged from year-end, the expected average loan lives are estimated to have shortened slightly due to the volume of variable rate commercial loans originated which is believed to have more than offset the growth in fixed rate mortgages and the impact of slower projected prepayment speeds tied to rising rates.

Asset Quality: Asset quality metrics generally remained favorable in the first half of 2018. Annualized net loan charge-offs for this period were 0.19% of average loans and non-performing assets were little changed at 0.20% of total assets at period-end. Accruing delinquent loans increased to 0.62% of loans from 0.55% during the first half of the year, due primarily to one commercial real estate loan which was 90+ days delinquent and well-secured and in the process of collection at midyear. At period-end, the total contractual balance of purchased credit impaired loans was $172 million, with a $71 million carrying value. Asset resolution strategies in the first half of the year contributed to the reduction in these balances from $209 million and $97 million at the start of the year. The midyear contractual balance included Boston area taxi medallion loans acquired at a significant discount with Commerce, and which had a net carrying value less than $30 million at midyear. Criticized loans measured 1.8% of total assets at period-end, compared to 1.6% at the start of the year, as reductions of criticized acquired loans partially offset increases related to commercial real estate loans from business activities. The ratio of the allowance to total loans increased to 0.64% from 0.62% during the first half of the year. At period-end, this ratio measured

0.74% for business activities loans and 0.29% for acquired loans, compared to 0.75% and 0.27% respectively at the prior year-end.

Deposits and Borrowings: The $89 million, or 1%, increase in total deposits in the first half of 2018 included a $123 million increase in NOW accounts due to higher municipal balances and a new deposit sweep program established with Berkshire’s wealth management customers. The decrease in demand deposits and money market accounts included a $78 million decrease related to commercial payroll service accounts, as well as runoff into higher yielding instruments. Payroll service deposits totaled $434 million at midyear; these balances fluctuate daily depending on the timing of payroll cycles. Time deposit growth was concentrated in brokered deposits which offset the payroll fluctuations and provided funding for loan growth. Total deposits averaged $8.6 billion in the most recent quarter, which was a 3% increase over the fourth quarter of 2017. Total borrowings increased by $227 million during the first half of the year as FHLB borrowings were used primarily to support loan growth. Borrowing costs also increased due to higher rates and a widening of LIBOR spreads. Due primarily to higher market interest rates, the average cost of deposits was 0.83% in the most recent quarter, compared to 0.66% in the fourth quarter of 2017.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $3.0 billion at period-end from $2.5 billion at the start of the year. This included a $0.3 billion increase related to commercial loan interest rate swaps and matching hedges originated in the first half of the year. Growth in derivatives also included a $0.2 billion seasonal increase in residential mortgage interest rate lock commitments. The gains on these mortgage derivatives resulted in a $2 million increase in the net fair value of total derivatives to $6 million at period-end.

Shareholders’ Equity: Shareholders’ equity increased by $20 million, or 1%, in the first half of 2018. The benefit of retained earnings was partially offset by a reduction in accumulated other comprehensive income resulting from the unrealized bond losses discussed previously in the Securities section. As a result, there was a slight increase in leverage, with the ratio of equity to assets measuring 12.7% at period-end, while the non-GAAP measure of tangible equity to tangible assets was 8.5%. Based on earnings growth, the return on equity improved to 8.9% in the most recent quarter, while the non-GAAP measure of adjusted return on tangible common equity improved to 14.8%. The Company focuses on this measure in assessing internal capital generation to support dividends and organic growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017
Summary: Revenue and expense in 2018 included the Commerce operations acquired on October 13, 2017. As a result, most categories of revenue and expense increased over the same period of 2017. Most categories of interest income and expense also increased due to the increase in market interest rates. Additionally, 2018 operations included the benefit of First Choice cost saves and hedge terminations and restructuring actions which affected 2017 results. Based on its pro forma analysis in the Company’s Form 10-K, the Company expected the Commerce acquisition to be accretive to earnings and earnings per share, including the cost saves targeted to be achieved in 2018. Operations in 2018 also benefited from the lower federal income tax rate, which reduced the effective tax rate compared to 2017. Earnings per share reflected the shares issued as merger consideration for the Commerce acquisition.

Second quarter net income increased year-over-year by $14 million, or 73%, while six month net income increased by $24 million, or 69%. Earnings per share increased by 40% to $0.74 for the second quarter and by 33% to $1.28 for the first six months of the year, including the new merger related shares. The Company utilizes the non-GAAP measure of adjusted earnings per share to evaluate earnings related to ongoing operations. This measure excludes merger related costs and other specified net charges. Adjusted earnings per share increased year-over-year by $0.16, or 28%, to $0.74 in the second quarter and by $0.26, or 23%, to $1.38 in the first six months of the year. Operating results included the benefit of a lower effective tax rate and higher purchased loan accretion in 2018. The return on assets improved to 1.17% in the most recent quarter. The return on equity improved to 8.9% and the non-GAAP measure of adjusted return on tangible common equity improved to 14.8%. The Company evaluates this measure as an indicator of internal capital generation to support dividends and growth. The improvement in profitability in 2018 demonstrated positive operating leverage driven by revenue growth and was further evidenced by an improvement in the efficiency ratio to 56.4% in the most recent quarter.

Revenue: Quarterly net revenue advanced year-over-year by 18% and 16% for the second quarter and first half, respectively. Much of this increase was attributed to the Commerce acquisition, based on the pro forma analysis of combined operations in the most recent Form 10-K. Revenue in the most recent period totaled $121 million, or $485 million on an annualized basis. Annualized revenue totaled $10.49 per share in the most recent quarter, compared to $10.92 in the same quarter of 2017.

Net Interest Income: Net interest income increased year-over-year by 31% and 29% in the second quarter and first half, respectively. Average earning assets increased by 24% for both of these periods, including the benefit of the Commerce acquisition and growth in loans from business activities. The net interest margin increased year-over year in both the first and second quarter, reaching 3.50% in the second quarter of 2018 compared to 3.36% in 2017. The contribution from purchased loan accretion in the second quarter was 0.25% in 2018 compared to 0.12% in 2017. Partially offsetting this benefit, the second quarter contribution of taxable equivalent loan and securities yields decreased by 4 basis points due primarily to a lower tax rate resulting from federal income tax reform. The net interest margin increased by 5 basis points before these impacts, reflecting the benefit of the Company’s positive interest rate sensitivity and the Commerce acquisition, including a higher average balance of transaction accounts, which have a lower comparative interest cost.

Non-Interest Income: Loan and deposit fee income increased year-over-year 24% for the first half of the year. Loan fee growth included higher SBA loan sale gains and higher commercial loan interest rate swap fee income. Deposit fees increased primarily due to the addition of the Commerce operations; this benefit was partially offset by higher earnings credit rates on commercial demand deposits as compensation for deposit services. Mortgage industry revenue contracted year-over-year due to lower demand as a result of higher interest rates. The Company’s first half mortgage banking revenue declined year-over-year by 30% and was mostly offset by a reduction in estimated related expenses. Non-interest income is net of charges related to the amortization of tax credit investments which benefit tax expense. Non-interest income includes items not viewed as related to ongoing operations, including securities gains/losses and hedge termination losses. Berkshire crossed the $10 billion asset threshold at the time of the Commerce acquisition. Due to the Durbin Amendment of the Dodd-Frank act, the Company must reduce its card processing fees included in deposit fees, effective July 1, 2018. The Company estimates that this annualized revenue loss will be approximately $5 million; this impact was included in the Company’s analysis of the net accretive benefits targeted for the Commerce acquisition.

Loan Loss Provision: The first half loan loss provision increased by 21% due primarily to the increase in the size of the portfolio. The provision exceeded net loan charge-offs and boosted the ratio of the allowance to total loans.
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

Non-Interest Expense: Total non-interest expense increased year-over-year by 4% for the second quarter and first half of 2018. Non-interest expense include charges viewed as not related to future operations, consisting primarily of merger and restructuring charges. The non-GAAP measure of adjusted operating expense excludes these items. This measure increased by 7% and 11% for the above periods respectively, including costs related to the acquired Commerce operations. Management views the year-over-year results as indicating positive operating leverage, as the revenue increase exceeded expense growth. This was achieved while the Company added overhead costs for increased regulatory compliance related to crossing the $10 billion asset threshold. The Company also increased its investment in employees and its communities as part of the reinvestment of benefits resulting from federal tax reform. Additionally, the Company has added to its banking teams in Greater Boston and in the Mid Atlantic. As previously noted, mortgage banking expenses were reduced as a result of the related revenue decline.
Expenses have benefited from the implementation of cost saves for the First Choice Bank and Commerce acquisitions. The Company is assessing plans to consolidate approximately six branch offices during the next several quarters, with a target to reduce ongoing expenses after an initial restructuring charge. Two branches were added in attractive markets in the first half of the year. Due to an amendment to the Dodd-Frank legislation, the Company is no longer required to submit formal capital stress tests and will not have that incremental expense which was planned, although informal stress testing will continue. As a consequence of crossing the $10 billion asset threshold, management anticipates that FDIC insurance expense will increase by approximately $1.3 million per year beginning in the fourth quarter of 2018. Total full-time equivalent staff measured 2,004 positions at midyear, compared to 1,992 positions at the start of the year.

Income Tax Expense: The Company's statutory tax rate decreased year-over-year reflecting the benefit of federal income tax reform which became effective in 2018. The federal statutory tax rate decreased to 21% from 35%, while the state effective tax rate net of federal benefit increased to 5% from 2%. The overall effective tax rate decreased to 21% from 30% in the first half of the year, falling to 20% in the most recent quarter due to additional benefit from tax credit investment projects, which provided $0.01 per share in benefit, net of related amortization charges in non-interest income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income was a loss of $6 million and $20 million for the second quarter and first half of 2018, compared to income of $2 million and $1 million in the same periods of the prior year. This change primarily reflected the unrealized bond losses in 2018 due to lower bond market prices as a result of increases in market interest rates.

Liquidity and Cash Flows: Liquidity declined modestly in the first half of 2018, primarily due to the strong loan growth. The ratio of loans/deposits increased to 99% from 95%. To support additional wholesale funding, the Company increased the assets qualifying to support FHLBB borrowings. At midyear, the Bank had $1.2 billion in unused FHLBB borrowing availability, compared to $1.1 billion at the start of the year. At period-end, the holding company had cash and equivalents totaling $69 million. In the first quarter of 2018, the holding company downstreamed $50 million in cash into the Bank as paid in capital to support further bank growth. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. There was a slight increase in leverage in the first half of 2018 due to the strong loan growth. The increase in earnings and profitability have increased the Company’s internal generation of tangible equity which the Company views as supportive of dividends, organic growth, and long term strengthening of capital metrics. The Company conducts informal capital stress tests but, based on recent amendments to the Dodd-Frank act, it will not be required to submit formal analyses to supervisory authorities. As noted above, the holding company contributed additional cash equity to the Bank in the first quarter. Additionally, subsequent to midyear, the Company converted a $35 million subordinated note from the Bank into bank equity, to further strengthen Bank capital to support future growth.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first half of 2018.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $143 million, or 1.7% of the carrying value, compared to $175 million, or 2.1% of carrying value at year-end 2017. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market based inputs.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its most recent Annual Report on Form 10-K. Modifications to significant accounting policies made during the year are described in Note 1 to the consolidated financial statements included in Item 1 of this report. The preparation of the consolidated financial statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified the Company's most critical accounting policies as related to:

•	Allowance for Loan Losses

•	Acquired Loans

•	Income Taxes

•	Goodwill and Identifiable Intangible Assets

•	Determination of Other-Than-Temporary Impairment of Securities

•	Fair Value of Financial Instruments

These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s most recent Form 10-K and pertain to discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first half of 2018. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.

The Company estimates that its interest rate profile remains slightly asset sensitive at midyear 2018. Asset sensitivity decreased in the first half of the year due to growth of loans supported by shorter term funding. At period-end, modeled net interest income was nearly flat in the second year of an up 200 basis point ramp. The loss representing the economic value of equity at risk increased modestly to 7% at midyear from 5% at the start of the year in a 200 basis point upward move in interest rates. Of note, while deposit costs have risen, deposit interest rate sensitivity remains below the 40% beta level utilized in the Company’s modeling. The Company’s modeling assumes no shift in the deposit mix in rate change scenarios. Estimated net interest income and net income at risk under the forward curve scenario also remained positive. This positive sensitivity is compared to a baseline of flat interest rates; this baseline scenario demonstrates medium term pressure on the net interest margin from the roll-down of long term assets resulting from scheduled repricing.

The Company believes the modeled positive sensitivity of its interest income has been partially offset by the flattening of the yield curve, changes in deposit mix, the mix of business growth, and competitive market conditions. Deposit activity in the banking industry is beginning to react to the trend of increasing short term rates following the prolonged time when rates were very low. Uncertainties also exist regarding the impact of lower federal income taxes on industry pricing competition. The Company believes that its diversified markets and sources may provide it with comparative benefit in managing its deposit pricing and balance sheet management to achieve its market, earnings, and risk objectives.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a defendant party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of June 30, 2018.

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

There were no major changes in risk factors in the first half of 2018.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the six months ended June 30, 2018 and June 30, 2017, the Company transferred 1,437 and 8,038 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2018:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2018	—	$—	—	500,000
May 1-31, 2018	—	—	—	500,000
June 1-30, 2018	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of June 30, 2018, no shares had been purchased under this program, and the available shares represented approximately 1.1% of outstanding shares at that date.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2018	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: August 9, 2018	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer