Form 10-Q
period 2018-09-30
BERKSHIRE HILLS BANCORP INC
filed 2018-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The Registrant had 45,416,443 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2018.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$93,038	$91,122
Short-term investments	42,696	157,641
Total cash and cash equivalents	135,734	248,763
Trading security, at fair value	11,179	12,277
Marketable equity securities, at fair value	59,734	45,185
Securities available for sale, at fair value	1,391,373	1,380,914
Securities held to maturity (fair values of $371,775 and $405,276)	379,404	397,103
Federal Home Loan Bank stock and other restricted securities	76,184	63,085
Total securities	1,917,874	1,898,564
Loans held for sale, at fair value	91,639	153,620
Commercial real estate loans	3,371,773	3,264,742
Commercial and industrial loans	1,902,228	1,803,939
Residential mortgages	2,509,324	2,102,807
Consumer loans	1,121,188	1,127,850
Total loans	8,904,513	8,299,338
Less: Allowance for loan losses	(58,457)	(51,834)
Net loans	8,846,056	8,247,504
Premises and equipment, net	111,130	109,352
Goodwill	518,325	519,287
Other intangible assets	34,620	38,296
Cash surrender value of bank-owned life insurance policies	194,369	191,221
Deferred tax assets, net	56,708	47,061
Other assets	123,604	117,083
Total assets	$12,030,059	$11,570,751

Liabilities
Demand deposits	$1,563,845	$1,606,656
NOW and other deposits	844,210	734,558
Money market deposits	2,447,184	2,776,157
Savings deposits	737,682	741,954
Time deposits	3,173,180	2,890,205
Total deposits	8,766,101	8,749,530
Short-term debt	1,187,944	667,300
Long-term Federal Home Loan Bank advances	262,709	380,436
Subordinated borrowings	89,473	89,339
Total borrowings	1,540,126	1,137,075
Other liabilities	191,517	187,882
Total liabilities	$10,497,744	$10,074,487
(continued)

	September 30, 2018	December 31, 2017

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2017	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 46,211,894 shares issued and 45,420,478 shares outstanding in 2018; 50,000,000 shares authorized, 46,211,894 shares issued and 45,290,433 shares outstanding in 2017)	460	460
Additional paid-in capital - common stock	1,244,748	1,242,487
Unearned compensation	(8,661)	(6,531)
Retained earnings	305,259	239,179
Accumulated other comprehensive (loss) income	(28,647)	4,161
Treasury stock, at cost (791,416 shares in 2018 and 921,461 shares in 2017)	(21,477)	(24,125)
Total shareholders’ equity	1,532,315	1,496,264
Total liabilities and shareholders’ equity	$12,030,059	$11,570,751
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income
Loans	$104,273	$76,024	$298,757	$216,950
Securities and other	14,918	13,036	44,553	37,485
Total interest and dividend income	119,191	89,060	343,310	254,435
Interest expense
Deposits	21,460	10,984	54,553	30,053
Borrowings	8,390	6,078	22,825	15,953
Total interest expense	29,850	17,062	77,378	46,006
Net interest income	89,341	71,998	265,932	208,429
Non-interest income
Mortgage banking originations	8,971	13,374	29,313	42,333
Loan related income	7,537	6,081	19,524	15,535
Deposit related fees	7,004	6,445	22,675	19,294
Insurance commissions and fees	2,930	2,581	8,504	8,305
Wealth management fees	2,283	2,315	7,160	7,127
Total fee income	28,725	30,796	87,176	92,594
Other, net	468	(2,255)	1,891	(2,438)
Gain/(loss) on securities, net	88	(1)	(696)	12,568
Gain on sale of business operations and other assets, net	—	296	460	296
Loss on termination of hedges	—	—	—	(6,629)
Total non-interest income	29,281	28,836	88,831	96,391
Total net revenue	118,622	100,834	354,763	304,820
Provision for loan losses	6,628	4,900	18,735	14,884
Non-interest expense
Compensation and benefits	39,923	37,643	123,241	110,759
Occupancy and equipment	10,144	8,267	30,456	25,971
Technology and communications	7,949	6,644	22,138	19,614
Marketing and promotion	1,484	2,128	6,465	7,304
Professional services	1,867	2,247	5,059	6,888
FDIC premiums and assessments	1,640	1,651	4,246	4,537
Other real estate owned and foreclosures	(1)	(23)	67	35
Amortization of intangible assets	1,218	739	3,732	2,310
Acquisition, restructuring, and other expenses	198	1,420	6,138	16,005
Other	6,555	5,104	18,641	16,246
Total non-interest expense	70,977	65,820	220,183	209,669

Income before income taxes	41,017	30,114	115,845	80,267
Income tax expense	8,790	7,211	24,339	22,210
Net income	$32,227	$22,903	$91,506	$58,057
Preferred stock dividend	230	—	689	—
Income available to common shareholders	31,997	22,903	90,817	58,057

Earnings per common share:
Basic	$0.70	$0.57	$1.99	$1.55
Diluted	$0.70	$0.57	$1.98	$1.54
Weighted average shares outstanding:
Basic	46,030	39,984	46,009	37,547
Diluted	46,263	40,145	46,226	37,708
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$32,227	$22,903	$91,506	$58,057
Other comprehensive income, before tax:
Changes in unrealized loss on debt securities available-for-sale	(9,929)	1,461	(36,931)	(4,044)
Changes in unrealized loss on derivative hedges	—	—	—	6,573
Income taxes related to other comprehensive income:
Changes in unrealized loss on debt securities available-for-sale	2,548	(605)	9,480	1,481
Changes in unrealized gains on derivative hedges	—	—	—	(2,589)
Total other comprehensive (loss)/income	(7,381)	856	(27,451)	1,421
Total comprehensive income	$24,846	$23,759	$64,055	$59,478
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2016	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298

Comprehensive income:
Net income	—	—	—	—	—	—	58,057	—	—	58,057
Other comprehensive loss	—	—	—	—	—	—	—	1,421	—	1,421
Total comprehensive income	—	—	—	—	—	—	58,057	1,421	—	59,478
Common stock issued	—	—	4,638	46	152,879	—	—	—	—	152,925
Cash dividends declared ($0.63 per share)	—	—	—	—	—	—	(23,515)	—	—	(23,515)
Forfeited shares	—	—	(10)	—	63	304	—	—	(367)	—
Exercise of stock options	—	—	11	—	—	—	(132)	—	293	161
Restricted stock grants	—	—	156	—	1,582	(5,565)	—	—	3,983	—
Stock-based compensation	—	—	—	—	—	3,865	—	—	—	3,865
Other, net	—	—	(44)	—	(4)	—	(69)	—	(1,612)	(1,685)
Balance at September 30, 2017	—	—	40,424	$412	$1,053,509	$(7,770)	$251,835	$11,187	$(24,646)	$1,284,527

Balance at December 31, 2017	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264

Comprehensive income:
Net income	—	—	—	—	—	—	91,506	—	—	91,506
Other comprehensive loss	—	—	—	—	—	—	—	(27,451)	—	(27,451)
Total comprehensive income	—	—	—	—	—	—	91,506	(27,451)	—	64,055
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.66 per share)	—	—	—	—	—	—	(29,972)	—	—	(29,972)
Cash dividends declared on preferred shares ($1.32 per share)	—	—	—	—	—	—	(689)	—	—	(689)
Forfeited shares	—	—	(18)	—	88	600	—	—	(688)	—
Exercise of stock options	—	—	8	—	—	—	(122)	—	224	102
Restricted stock grants	—	—	185	—	2,157	(7,011)	—	—	4,854	—
Stock-based compensation	—	—	—	—	—	4,281	—	—	—	4,281
Other, net	—	—	(45)	—	16	—	—	—	(1,742)	(1,726)
Balance at September 30, 2018	522	$40,633	45,420	$460	$1,244,748	$(8,661)	$305,259	$(28,647)	$(21,477)	$1,532,315
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$91,506	$58,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,735	14,884
Net amortization of securities	2,166	2,103
Change in unamortized net loan costs and premiums	(1,963)	1,388
Premises and equipment depreciation and amortization expense	8,047	7,448
Stock-based compensation expense	4,281	3,865
Accretion of purchase accounting entries, net	(15,735)	(11,837)
Amortization of other intangibles	3,732	2,310
Write down of other real estate owned	—	10
Income from cash surrender value of bank-owned life insurance policies	(3,607)	(2,343)
Securities losses (gains), net	696	(12,568)
Originations of loans held for sale	(1,604,993)	(1,769,385)
Proceeds from sale of loans held for sale	1,696,287	1,788,646
Net gain on sale of loans and other mortgage banking income	(29,313)	(42,333)
Loss on disposition of assets	—	912
Gain on sale of real estate	—	(54)
Amortization of interest in tax-advantaged projects	3,212	6,129
Net change in other	8,640	3,602
Net cash provided by operating activities	181,691	50,834

Cash flows from investing activities:
Net decrease in trading security	495	468
Proceeds from sales of securities available for sale	499	44,446
Proceeds from maturities, calls, and prepayments of securities available for sale	142,314	139,434
Purchases of securities available for sale	(223,337)	(329,385)
Proceeds from sales of marketable equity securities	32,137	44,994
Purchases of marketable equity securities	(18,649)	(20,618)
Proceeds from maturities, calls, and prepayments of securities held to maturity	29,069	8,094
Purchases of securities held to maturity	(12,865)	(70,153)
Net change in loans	(609,637)	(330,869)
Purchases of bank owned life insurance	—	(20,000)
Proceeds from surrender of bank-owned life insurance	459	310
Proceeds from sale of Federal Home Loan Bank stock	49,793	72,642
Purchase of Federal Home Loan Bank stock	(62,892)	(76,646)
Net investment in limited partnership tax credits	(3,815)	(4,742)
Purchase of premises and equipment, net	(9,648)	(9,740)
Payment to terminate cash flow hedges	—	6,573
Proceeds from sale of other real estate	1,600	352
Net cash (used) by investing activities	(684,477)	(544,840)

	Nine Months Ended September 30,
(In thousands)	2018	2017
(continued)
Cash flows from financing activities:
Net increase in deposits	17,419	170,381
Proceeds from Federal Home Loan Bank advances and other borrowings	3,673,840	5,291,601
Repayments of Federal Home Loan Bank advances and other borrowings	(3,270,943)	(5,116,876)
Exercise of stock options	102	161
Common and preferred stock cash dividends paid	(30,661)	(23,515)
Common stock issued, net	—	152,925
Acquisition contingent consideration paid	—	(1,700)
Net cash provided by financing activities	389,757	472,977

Net change in cash and cash equivalents	(113,029)	(21,029)

Cash and cash equivalents at beginning of period	248,763	113,075

Cash and cash equivalents at end of period	$135,734	$92,046

Supplemental cash flow information:
Interest paid on deposits	$52,539	$29,822
Interest paid on borrowed funds	22,824	15,775
Income taxes paid (refund), net	758	9,467

Other non-cash changes:
Other net comprehensive income	(27,451)	1,421
Real estate owned acquired in settlement of loans	(1,600)	444
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2018, immaterial adjustments were made to the preliminary valuation of the assets acquired and liabilities assumed. These adjustments affect goodwill, other assets, and deferred tax assets. As of September 30, 2018, the Company finalized its valuation of all assets acquired and liabilities assumed, resulting in no material change to acquisition accounting adjustments. A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill follows:

		Fair Value	As Recorded by
(In thousands)	As Acquired	Adjustments	the Company
Consideration Paid:
Company common stock issued to Commerce common shareholders			$188,599
Company preferred stock issued to certain Commerce shareholders			40,633
Cash in lieu paid to Commerce shareholders			1
Total consideration paid			229,233
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$374,611	—	$374,611
Investment securities	115,274	(1,427)	113,847
Loans, net	1,327,256	(86,505)	1,240,751
Premises and equipment	8,931	5,346	14,277
Core deposit intangibles	—	22,400	22,400
Deferred tax assets, net	7,956	27,060	35,016
Goodwill and other intangibles	11,233	(11,233)	—
Other assets	52,709	(3,182)	49,527
Deposits	(1,710,872)	(1,180)	(1,712,052)
Borrowings	(19,542)	—	(19,542)
Other liabilities	(5,086)	265	(4,821)
Total identifiable net assets	$162,470	(48,456)	114,014

Goodwill			115,219

Recently Adopted Accounting Principles
Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (additional information is disclosed in Note 14 - Revenue of the consolidated financial statements);

•	ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The adoption of these accounting standards did not have a material impact on the Company's financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. These amendments are effective for all entities for fiscal years beginning after December 15, 2018. For interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The immaterial reclassification increased AOCI and decreased retained earnings by $896 thousand, with no net effect on total shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new pronouncement improves the transparency and comparability of financial reporting around leasing transactions and more closely aligns accounting for leases with the recently issued International Financial Reporting Standard.  The pronouncement affects all entities that are participants to leasing agreements. From a lessee accounting perspective, the ASU requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The ASU includes a short-term lease exception for leases with a term of twelve months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. From a lessor accounting perspective, the guidance is largely unchanged, except for targeted improvements to align with new terminology under lessee accounting and with the updated revenue recognition guidance in Topic 606. For sale-leaseback transactions, for a sale to occur the transfer must meet the sale criteria under the new revenue standard, Topic 606. Entities will not be required to reassess transactions previously accounted under then existing guidance.

The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company expects to elect the transition option provided in ASU No. 2018-11, the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company continues to evaluate the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. The Company is nearing completion of its effort to identify a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the guidance. We will continue to review contracts up through the effective date and may identify additional leases or leases embedded in arrangements that will be within the scope of the new guidance.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. The ASU requires enhanced disclosures to provide better understanding surrounding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Most debt instruments will require a cumulative-effect adjustment to retained earnings on the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). However, there is instrument-specific transition guidance. ASU No. 2016-13 is effective for interim and annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018.

The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. A cross-functional working group has been formed and is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are working through our implementation plan which includes assessment and documentation of processes and internal controls; model development and documentation; and system configuration. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU No. 2016-13. The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect adoption to have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU No. 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently do not expect adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As ASU No. 2018-14 only revises disclosure requirements, it will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU No. 2018-15 clarifies certain aspects of ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently do not expect adoption to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITY

The Company holds a tax advantaged economic development bond accounted for at fair value. The security had an amortized cost of $10.3 million and $10.8 million, and a fair value of $11.2 million and $12.3 million, at September 30, 2018 and December 31, 2017, respectively. As discussed further in Note 11 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2018.

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

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$109,583	$1,447	$(1,111)	$109,919
Agency collateralized mortgage obligations	950,496	4	(31,021)	919,479
Agency mortgage-backed securities	182,301	38	(7,583)	174,756
Agency commercial mortgage-backed securities	62,526	—	(3,862)	58,664
Corporate bonds	108,507	402	(456)	108,453
Trust preferred securities	11,143	283	—	11,426
Other bonds and obligations	8,780	13	(117)	8,676
Total securities available for sale	1,433,336	2,187	(44,150)	1,391,373
Securities held to maturity
Municipal bonds and obligations	269,076	2,711	(6,254)	265,533
Agency collateralized mortgage obligations	72,195	2	(2,076)	70,121
Agency mortgage-backed securities	7,322	—	(428)	6,894
Agency commercial mortgage-backed securities	10,433	—	(566)	9,867
Tax advantaged economic development bonds	20,078	12	(1,030)	19,060
Other bonds and obligations	300	—	—	300
Total securities held to maturity	379,404	2,725	(10,354)	371,775

Marketable equity securities	55,545	6,069	(1,880)	59,734
Total	$1,868,285	$10,981	$(56,384)	$1,822,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$113,427	$5,012	$(206)	$118,233
Agency collateralized mortgage obligations	859,705	397	(8,944)	851,158
Agency mortgage-backed securities	218,926	279	(2,265)	216,940
Agency commercial mortgage-backed securities	64,025	41	(1,761)	62,305
Corporate bonds	110,076	882	(237)	110,721
Trust preferred securities	11,334	343	—	11,677
Other bonds and obligations	9,757	154	(31)	9,880
Total securities available for sale	1,387,250	7,108	(13,444)	1,380,914
Securities held to maturity
Municipal bonds and obligations	270,310	8,675	(90)	278,895
Agency collateralized mortgage obligations	73,742	1,045	(486)	74,301
Agency mortgage-backed securities	7,892	—	(164)	7,728
Agency commercial mortgage-backed securities	10,481	—	(268)	10,213
Tax advantaged economic development bonds	34,357	596	(1,135)	33,818
Other bonds and obligations	321	—	—	321
Total securities held to maturity	397,103	10,316	(2,143)	405,276

Marketable equity securities	36,483	9,211	(509)	45,185
Total	$1,820,836	$26,635	$(16,096)	$1,831,375

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$1,331	$1,335	$5,625	$5,625
Over 1 year to 5 years	32,129	32,099	14,330	14,232
Over 5 years to 10 years	75,661	75,882	12,286	12,319
Over 10 years	128,892	129,158	257,213	252,717
Total bonds and obligations	238,013	238,474	289,454	284,893
Mortgage-backed securities	1,195,323	1,152,899	89,950	86,882
Total	$1,433,336	$1,391,373	$379,404	$371,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$404	$18,792	$707	$8,434	$1,111	$27,226
Agency collateralized mortgage obligations	12,063	474,842	18,958	434,009	31,021	908,851
Agency mortgage-backed securities	2,244	69,578	5,339	102,865	7,583	172,443
Agency commercial mortgage-backed securities	362	9,107	3,500	49,557	3,862	58,664
Corporate bonds	456	53,366	—	—	456	53,366
Other bonds and obligations	66	3,537	51	3,065	117	6,602
Total securities available for sale	15,595	629,222	28,555	597,930	44,150	1,227,152

Securities held to maturity
Municipal bonds and obligations	6,037	147,443	217	1,901	6,254	149,344
Agency collateralized mortgage obligations	1,347	58,734	729	11,325	2,076	70,059
Agency mortgage-backed securities	—	—	428	6,894	428	6,894
Agency commercial mortgage-backed securities	—	—	566	9,867	566	9,867
Tax advantaged economic development bonds	1,030	17,165	—	—	1,030	17,165
Total securities held to maturity	8,414	223,342	1,940	29,987	10,354	253,329
Total	$24,009	$852,564	$30,495	$627,917	$54,504	$1,480,481

December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$206	$8,985	$206	$8,985
Agency collateralized mortgage obligations	6,849	655,479	2,095	80,401	8,944	735,880
Agency mortgage-backed securities	765	95,800	1,500	65,323	2,265	161,123
Agency commercial mortgage-backed securities	334	17,379	1,427	39,268	1,761	56,647
Corporate bonds	1	328	236	15,769	237	16,097
Other bonds and obligations	11	1,096	20	2,004	31	3,100
Total securities available for sale	7,960	770,082	5,484	211,750	13,444	981,832

Securities held to maturity
Municipal bonds and obligations	35	10,213	55	2,059	90	12,272
Agency collateralized mortgage obligations	—	—	486	12,946	486	12,946
Agency mortgage-backed securities	—	—	164	7,728	164	7,728
Agency commercial mortgage-backed securities	—	—	268	10,213	268	10,213
Tax advantaged economic development bonds	1,135	7,305	—	—	1,135	7,305
Total securities held to maturity	1,170	17,518	973	32,946	2,143	50,464
Total	$9,130	$787,600	$6,457	$244,696	$15,587	$1,032,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2018:

AFS municipal bonds and obligations
At September 30, 2018, 49 out of the total 250 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2018, 243 out of the total 249 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2018, 81 out of the total 98 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 4.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2018, 12 out of the total 21 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized loss represents 0.9% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At September 30, 2018, 7 out of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.7% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At September 30, 2018, 102 out of the total 224 securities in the Company’s portfolio of municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2018, 6 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 5.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At September 30, 2018, 2 out of the total 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2018, 4 out of the total 6 securities in the Company’s portfolio of tax advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 5.7% of the amortized cost of the securities in unrealized loss positions. One of the above mentioned tax advantaged economic bonds was downgraded to special mention during 2017. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS

The Company’s loan portfolio is segregated into the following segments: commercial real estate, commercial and industrial, residential mortgage, and consumer. Commercial real estate loans include construction and other commercial real estate. Residential mortgage loans include classes for 1-4 family owner occupied and construction loans. Consumer loans include home equity, direct and indirect auto, and other. These portfolio segments each have unique risk characteristics that are considered when determining the appropriate level for the allowance for loan losses. A substantial portion of the loan portfolio is secured by real estate in Massachusetts, southern Vermont, northeastern New York, New Jersey and in the Bank’s other New England lending areas. The ability of many of the Bank’s borrowers to honor their contracts is dependent, among other things, on the specific economy and real estate markets of these areas.

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

	September 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$321,842	$52,946	$374,788	$269,206	$84,965	$354,171
Other commercial real estate	2,118,039	878,946	2,996,985	1,948,501	962,070	2,910,571
Total commercial real estate	2,439,881	931,892	3,371,773	2,217,707	1,047,035	3,264,742

Commercial and industrial loans:	1,422,857	479,371	1,902,228	1,182,569	621,370	1,803,939

Total commercial loans	3,862,738	1,411,263	5,274,001	3,400,276	1,668,405	5,068,681

Residential mortgages:
1-4 family	2,250,946	247,092	2,498,038	1,808,024	289,373	2,097,397
Construction	11,101	185	11,286	5,177	233	5,410
Total residential mortgages	2,262,047	247,277	2,509,324	1,813,201	289,606	2,102,807

Consumer loans:
Home equity	294,261	94,243	388,504	294,954	115,227	410,181
Auto and other	651,429	81,255	732,684	603,767	113,902	717,669
Total consumer loans	945,690	175,498	1,121,188	898,721	229,129	1,127,850

Total loans	$7,070,475	$1,834,038	$8,904,513	$6,112,198	$2,187,140	$8,299,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at September 30, 2018 totaled $1.8 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $63.2 million (and a note balance of $153.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $1.8 billion.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$6,304	$5,767
Accretion	(1,702)	(872)
Net reclassifications from (to) nonaccretable difference	564	10
Payments received, net	(543)	(841)
Disposals	—	—
Balance at end of period	$4,623	$4,064

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$11,561	$8,738
Accretion	(6,620)	(2,923)
Net reclassifications from (to) nonaccretable difference	2,218	343
Payments received, net	(2,455)	(2,094)
Disposals	(81)	—
Balance at end of period	$4,623	$4,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at September 30, 2018 and December 31, 2017:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$321,842	$321,842	$—
Other commercial real estate	8,222	395	19,872	28,489	2,089,550	2,118,039	723
Total	8,222	395	19,872	28,489	2,411,392	2,439,881	723
Commercial and industrial loans:
Total	6,843	873	3,472	11,188	1,411,669	1,422,857	10
Residential mortgages:
1-4 family	1,919	231	1,829	3,979	2,246,967	2,250,946	339
Construction	—	—	—	—	11,101	11,101	—
Total	1,919	231	1,829	3,979	2,258,068	2,262,047	339
Consumer loans:
Home equity	154	25	1,570	1,749	292,512	294,261	—
Auto and other	2,962	548	1,646	5,156	646,273	651,429	49
Total	3,116	573	3,216	6,905	938,785	945,690	49
Total	$20,100	$2,072	$28,389	$50,561	$7,019,914	$7,070,475	$1,121
Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$269,206	$269,206	$—
Other commercial real estate	1,925	48	5,474	7,447	1,941,054	1,948,501	457
Total	1,925	48	5,474	7,447	2,210,260	2,217,707	457
Commercial and industrial loans:
Total	4,031	1,912	6,023	11,966	1,170,603	1,182,569	128
Residential mortgages:
1-4 family	2,412	242	2,186	4,840	1,803,184	1,808,024	520
Construction	—	—	—	—	5,177	5,177	—
Total	2,412	242	2,186	4,840	1,808,361	1,813,201	520
Consumer loans:
Home equity	444	1,235	1,747	3,426	291,528	294,954	120
Auto and other	3,389	599	1,597	5,585	598,182	603,767	143
Total	3,833	1,834	3,344	9,011	889,710	898,721	263
Total	$12,201	$4,036	$17,027	$33,264	$6,078,934	$6,112,198	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$7,535	$52,946	$—
Other commercial real estate	1,820	1,690	3,559	7,069	16,875	878,946	70
Total	1,820	1,690	3,559	7,069	24,410	931,892	70
Commercial and industrial loans:
Total	1,260	243	1,452	2,956	31,372	479,371	—
Residential mortgages:
1-4 family	781	107	1,192	2,080	5,049	247,092	—
Construction	—	—	—	—	—	185	—
Total	781	107	1,192	2,080	5,049	247,277	—
Consumer loans:
Home equity	350	5	736	1,091	2,010	94,243	—
Auto and other	245	98	513	856	336	81,255	14
Total	595	103	1,249	1,947	2,346	175,498	14
Total	$4,456	$2,143	$7,452	$14,052	$63,177	$1,834,038	$84

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:				—
Construction	$—	$—	$—	$—	$7,655	$84,965	$—
Other commercial real estate	1,487	1,875	2,359	5,721	45,647	962,070	109
Total	1,487	1,875	2,359	5,721	53,302	1,047,035	109
Commercial and industrial loans:
Total	1,252	268	1,439	2,959	34,629	621,370	23
Residential mortgages:
1-4 family	957	2,581	1,247	4,785	6,974	289,373	30
Construction	—	—	—	—	—	233	—
Total	957	2,581	1,247	4,785	6,974	289,606	30
Consumer loans:
Home equity	286	40	1,965	2,291	1,956	115,227	—
Auto and other	346	135	430	911	483	113,902	38
Total	632	175	2,395	3,202	2,439	229,129	38
Total	$4,328	$4,899	$7,440	$16,667	$97,344	$2,187,140	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans (1)	Total	Business Activities Loans	Acquired Loans (2)	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	19,149	3,415	22,564	5,017	2,250	7,267
Total	19,149	3,415	22,564	5,017	2,250	7,267

Commercial and industrial loans:
Total	3,462	1,452	4,914	5,895	1,333	7,228

Residential mortgages:
1-4 family	1,490	1,192	2,682	1,666	1,217	2,883
Construction	—	—	—	—	—	—
Total	1,490	1,192	2,682	1,666	1,217	2,883

Consumer loans:
Home equity	1,570	736	2,306	1,627	1,965	3,592
Auto and other	1,597	499	2,096	1,454	392	1,846
Total	3,167	1,235	4,402	3,081	2,357	5,438
Total non-accrual loans	$27,268	$7,294	$34,562	$15,659	$7,157	$22,816
_______________________________________
(1)  At quarter end September 30, 2018, acquired credit impaired loans accounted for $74 thousand of loans greater than 90 days past due that are not presented in the above table.
(2)  At December 31, 2017, acquired credit impaired loans accounted for $83 thousand of loans greater than 90 days past due that are not presented in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of September 30, 2018 and December 31, 2017 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2018
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$24,556	$2,314	$1,921	$971	$29,762
Collectively evaluated for impairment	2,415,325	1,420,543	2,260,126	944,719	7,040,713
Total	$2,439,881	$1,422,857	$2,262,047	$945,690	$7,070,475

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$33,732	$5,761	$3,872	$—	$43,365
Collectively evaluated for impairment	2,183,975	1,176,808	1,809,329	898,721	6,068,833
Total	$2,217,707	$1,182,569	$1,813,201	$898,721	$6,112,198

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2018
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$5,005	$823	$648	$509	$6,985
Purchased credit-impaired loans	24,410	31,372	5,049	2,346	63,177
Collectively evaluated for impairment	902,477	447,176	241,580	172,643	1,763,876
Total	$931,892	$479,371	$247,277	$175,498	$1,834,038

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2017
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,244	$421	$2,617	$27	$7,309
Purchased credit-impaired loans	53,302	34,629	6,974	2,439	97,344
Collectively evaluated for impairment	989,489	586,320	280,015	226,663	2,082,487
Total	$1,047,035	$621,370	$289,606	$229,129	$2,187,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at September 30, 2018 and December 31, 2017:

Business Activities Loans

	September 30, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$25,225	$31,064	$—
Commercial and industrial loans	1,222	4,947	—
Residential mortgages - 1-4 family	698	810	—
Consumer - home equity	917	1,602	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$1,397	$1,393	$16
Commercial and industrial loans	1,311	1,294	58
Residential mortgages - 1-4 family	1,379	1,424	106
Consumer - home equity	41	50	—
Consumer - other	14	14	1

Total
Commercial real estate	$26,622	$32,457	$16
Commercial and industrial loans	2,533	6,241	58
Residential mortgages	2,077	2,234	106
Consumer	972	1,666	1
Total impaired loans	$32,204	$42,598	$181
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$19,362	$22,218	$—
Commercial and industrial loans	2,060	2,629	—
Residential mortgages - 1-4 family	660	1,075	—
Consumer - home equity	867	1,504	—

With an allowance recorded:
Commercial real estate - construction	$159	$159	$1
Other commercial real estate loans	14,480	15,406	228
Commercial and industrial loans	3,716	4,249	66
Residential mortgages - 1-4 family	1,344	1,446	130
Consumer - home equity	1,014	999	34
Consumer - other	17	17	1

Total
Commercial real estate	$34,001	$37,783	$229
Commercial and industrial loans	5,776	6,878	66
Residential mortgages	2,004	2,521	130
Consumer	1,898	2,520	35
Total impaired loans	$43,679	$49,702	$460
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	September 30, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$4,428	$7,361	$—
Commercial and industrial loans	652	742	—
Residential mortgages - 1-4 family	547	585	—
Consumer - home equity	485	1,172	—
Consumer - other	13	15	—

With an allowance recorded:
Other commercial real estate loans	$1,202	$1,219	$15
Commercial and industrial loans	326	325	6
Residential mortgages - 1-4 family	106	127	9
Consumer - home equity	146	146	3

Total			x
Commercial real estate	$5,630	$8,580	$15
Commercial and industrial loans	978	1,067	6
Residential mortgages	653	712	9
Consumer	644	1,333	3
Total impaired loans	$7,905	$11,692	$33
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,327	$3,084	$—
Other commercial and industrial loans	255	310	—
Residential mortgages - 1-4 family	658	671	—
Consumer - home equity	1,374	1,654	—
Consumer - other	27	27	—

With an allowance recorded:
Other commercial real estate loans	$2,930	$2,541	$56
Commercial and industrial loans	165	166	1
Residential mortgages - 1-4 family	166	185	9
Consumer - home equity	433	540	45

Total
Commercial real estate	$4,257	$5,625	$56
Commercial and industrial loans	420	476	1
Residential mortgages	824	856	9
Consumer	1,834	2,221	45
Total impaired loans	$7,335	$9,178	$111
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2018 and 2017:

Business Activities Loans

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$24,277	$277	$21,216	$934
Commercial and industrial loans	2,451	343	1,825	69
Residential mortgages - 1-4 family	683	22	1,391	29
Consumer - home equity	797	10	1,301	26
Consumer - other	—	—	—	—

With an allowance recorded:
Other commercial real estate loans	$1,415	$60	$10,725	$373
Commercial and industrial loans	1,395	111	6,493	354
Residential mortgages - 1-4 family	1,401	47	1,187	38
Consumer - home equity	44	2	1,094	32
Consumer - other	15	1	—	—

Total
Commercial real estate	$25,692	$337	$31,941	$1,307
Commercial and industrial loans	3,846	454	8,318	423
Residential mortgages	2,084	69	2,578	67
Consumer loans	856	13	2,395	58
Total impaired loans	$32,478	$873	$45,232	$1,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$4,354	$212	$907	$152
Commercial and industrial loans	552	40	319	4
Residential mortgages - 1-4 family	572	6	170	7
Consumer - home equity	766	2	567	—
Consumer - other	16	1	—	—

With an allowance recorded:
Other commercial real estate loans	$1,225	$53	$2,385	$92
Commercial and industrial loans	202	32	332	29
Residential mortgages - 1-4 family	80	6	319	12
Consumer - home equity	148	4	387	13
Consumer - other	—	—	—	—

Total
Other commercial real estate loans	$5,579	$265	$3,292	$244
Commercial and industrial loans	754	72	651	33
Residential mortgages	652	12	489	19
Consumer loans	930	7	954	13
Total impaired loans	$7,915	$356	$5,386	$309

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

The following tables include the recorded investment and number of modifications identified during the three and nine months ended September 30, 2018. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended September 30, 2018 were attributable to interest rate concessions and modified payment terms. The modifications for the nine months ended September 30, 2018 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the three months ended September 30, 2017 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the nine months ended September 30, 2017 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—
Residential - 1-4 Family	1	30	30
Total	1	$30	$30

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	4	$1,995	$1,924
Residential - 1-4 Family	2	148	148
Total	6	$2,143	$2,072

	Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—	$—
Commercial and industrial - Other	3	1,654	1,654
Residential - 1-4 Family	—	—	—
Consumer Home Equity	—	—	—
Total	3	$1,654	$1,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Other	15	$13,445	$11,718
Commercial and industrial - Other	8	3,471	3,471
Residential - 1-4 Family	2	205	188
Consumer Home Equity	1	53	53
Total	26	$17,174	$15,430

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the three months ended September 30, 2018, there were no loans that were restructured that had subsequently defaulted during the period. For the nine months ended September 30, 2018, there were two loans that were restructured that had subsequently defaulted during the period.

Modifications that Subsequently Defaulted
Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—
Commercial and industrial - Other	—	$—

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$5,992
Commercial and industrial - Other	1	$1,065

Modifications that Subsequently Defaulted
Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	—	$—
Commercial and industrial - Other	—	$—

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial - Other	1	$113
Commercial and industrial - Other	1	$101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of the period	$33,507	$44,556
Principal payments	(3,567)	(373)
TDR status change (1)	—	—
Other reductions/increases (2)	(1,206)	(1,939)
Newly identified TDRs	30	1,654
Balance at end of the period	$28,764	$43,898

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of the period	$41,990	$33,829
Principal payments	(6,718)	(1,527)
TDR status change (1)	—	—
Other reductions/increases (2)	(8,580)	(3,834)
Newly identified TDRs	2,072	15,430
Balance at end of the period	$28,764	$43,898
_________________________________
(1) TDR status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and  the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.
(2) Other reductions classification consists of transfer to other real estate owned, payoffs, charge-offs and advances to loans.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of September 30, 2018, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of September 30, 2018 and December 31, 2017 totaled $6.2 million and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 was as follows:

	At or for the three months ended September 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$19,151	$14,655	$9,430	$7,078	$50,314
Charged-off loans	2,964	174	35	728	3,901
Recoveries on charged-off loans	1	60	108	47	216
Provision/(releases) for loan losses	4,406	493	587	919	6,405
Balance at end of period	$20,594	$15,034	$10,090	$7,316	$53,034

	At or for the nine months ended September 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	4,462	2,770	62	2,505	9,799
Recoveries on charged-off loans	50	551	114	256	971
Provision/(releases) for loan losses	8,163	3,403	618	3,758	15,942
Balance at end of period	$20,594	$15,034	$10,090	$7,316	$53,034

	At or for the three months ended September 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$15,972	$12,588	$8,114	$6,221	$42,895
Charged-off loans	1,367	606	42	1,352	3,367
Recoveries on charged-off loans	14	37	241	39	331
Provision/(releases) for loan losses	1,210	1,952	241	1,473	4,876
Balance at end of period	$15,829	$13,971	$8,554	$6,381	$44,735

	At or for the nine months ended September 30, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,499	$9,446	$7,800	$5,484	$39,229
Charged-off loans	2,883	2,457	555	2,670	8,565
Recoveries on charged-off loans	71	108	270	211	660
Provision/(releases) for loan losses	2,142	6,874	1,039	3,356	13,411
Balance at end of period	$15,829	$13,971	$8,554	$6,381	$44,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended September 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,382	$1,127	$618	$484	$5,611
Charged-off loans	119	181	25	245	570
Recoveries on charged-off loans	9	104	14	32	159
Provision/(releases) for loan losses	115	(41)	(15)	164	223
Balance at end of period	$3,387	$1,009	$592	$435	$5,423

	At or for the nine months ended September 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,831	336	1,078	938	4,183
Recoveries on charged-off loans	274	199	50	376	899
Provision/(releases) for loan losses	1,088	21	1,022	662	2,793
Balance at end of period	$3,387	$1,009	$592	$435	$5,423

	At or for the three months ended September 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,356	$1,014	$690	$404	$4,464
Charged-off loans	95	153	70	111	429
Recoveries on charged-off loans	22	150	1	37	210
Provision/(releases) for loan losses	109	(149)	49	15	24
Balance at end of period	$2,392	$862	$670	$345	$4,269

	At or for the nine months ended September 30, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	765	634	285	601	2,285
Recoveries on charged-off loans	44	151	39	78	312
Provision/(releases) for loan losses	810	181	150	332	1,473
Balance at end of period	$2,392	$862	$670	$345	$4,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of September 30, 2018 and December 31, 2017:

	At September 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	16	58	106	1	181
Collectively evaluated for impairment	20,578	14,976	9,984	7,315	52,853
Total	$20,594	$15,034	$10,090	$7,316	$53,034

	At December 31, 2017
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated for impairment	16,614	13,784	9,290	5,772	45,460
Total	16,843	13,850	9,420	5,807	45,920

	At September 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	15	6	9	3	33
Purchased credit-impaired loans	—	—	—	—	—
Collectively evaluated for impairment	3,372	1,003	583	432	5,390
Total	$3,387	$1,009	$592	$435	$5,423

	At December 31, 2017
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated for impairment	3,800	1,124	589	290	5,803
Total	3,856	1,125	598	335	5,914

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At September 30, 2018, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $5.4 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Grade:
Pass	$321,842	$269,206	$2,033,500	$1,901,545	$2,355,342	$2,170,751
Special mention	—	—	31,635	13,503	31,635	13,503
Substandard	—	—	52,904	33,453	52,904	33,453
Total	$321,842	$269,206	$2,118,039	$1,948,501	$2,439,881	$2,217,707

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	September 30, 2018	December 31, 2017
Grade:
Pass	$1,394,467	$1,156,240
Special mention	11,077	12,806
Substandard	16,402	11,123
Doubtful	911	2,400
Total	$1,422,857	$1,182,569

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Grade:
Pass	$2,248,886	$1,805,596	$11,101	$5,177	$2,259,987	$1,810,773
Special mention	231	242	—	—	231	242
Substandard	1,829	2,186	—	—	1,829	2,186
Total	$2,250,946	$1,808,024	$11,101	$5,177	$2,262,047	$1,813,201

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$292,691	$293,327	$649,832	$602,313	$942,523	$895,640
Nonperforming	1,570	1,627	1,597	1,454	3,167	3,081
Total	$294,261	$294,954	$651,429	$603,767	$945,690	$898,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Grade:
Pass	$44,710	$76,611	$823,386	$888,470	$868,096	$965,081
Special mention	—	—	9,311	22,673	9,311	22,673
Substandard	8,236	8,354	46,249	50,927	54,485	59,281
Total	$52,946	$84,965	$878,946	$962,070	$931,892	$1,047,035

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	September 30, 2018	December 31, 2017
Grade:
Pass	$451,665	$606,922
Special mention	11,601	1,241
Substandard	16,105	13,207
Total	$479,371	$621,370

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Grade:
Pass	$243,057	$281,160	$185	$233	$243,242	$281,393
Special mention	107	2,704	—	—	107	2,704
Substandard	3,928	5,509	—	—	3,928	5,509
Total	$247,092	$289,373	$185	$233	$247,277	$289,606

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$93,507	$113,262	$80,756	$113,510	$174,263	$226,772
Nonperforming	736	1,965	499	392	1,235	2,357
Total	$94,243	$115,227	$81,255	$113,902	$175,498	$229,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2018 and December 31, 2017. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$27,269	$7,368	$34,637	$15,659	$7,240	$22,899
Substandard Accruing	47,994	68,673	116,667	36,846	73,412	110,258
Total Classified	75,263	76,041	151,304	52,505	80,652	133,157
Special Mention	43,517	21,125	64,642	28,387	26,802	55,189
Total Criticized	$118,780	$97,166	$215,946	$80,892	$107,454	$188,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Time less than $100,000	$707,328	$733,785
Time $100,000 through $250,000	1,988,203	1,717,050
Time more than $250,000	477,649	439,370
Total time deposits	$3,173,180	$2,890,205

Included in total deposits are brokered deposits of $1.4 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. Included in total deposits are reciprocal deposits of $88.2 million and $97.4 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at September 30, 2018 and December 31, 2017 are summarized, as follows:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$1,187,944	2.38%	$667,300	1.48%
Total short-term borrowings:	1,187,944	2.38	667,300	1.48
Long-term borrowings:
Advances from the FHLB and other borrowings	262,709	1.70	380,436	1.54
Subordinated borrowings	74,009	7.00	73,875	7.00
Junior subordinated borrowings	15,464	4.16	15,464	3.30
Total long-term borrowings:	352,182	2.92	469,775	2.46
Total	$1,540,126	2.51%	$1,137,075	1.88%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2018 and December 31, 2017.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended September 30, 2018 and December 31, 2017.

Long-term FHLB advances consist of advances with an original maturity of more than one year. The advances outstanding at September 30, 2018 include no callable advances and amortizing advances totaling $1.3 million. The advances outstanding at December 31, 2017 include no callable advances and amortizing advances totaling $1.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of September 30, 2018 is as follows:

	September 30, 2018
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2018	$1,240,944	2.34%
2019	150,078	1.64
2020	53,003	2.04
2021	209	2.46
2022 and beyond	6,419	2.63
Total FHLB advances	$1,450,653	2.26%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2018 and December 31, 2017.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $491 thousand and $583 thousand for unamortized debt issuance costs as of September 30, 2018 and December 31 2017, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.16% and 3.30% at September 30, 2018 and December 31, 2017, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2018	Regulatory Minimum to be Well Capitalized	December 31, 2017	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.0%	N/A	12.4%	N/A
Common equity tier 1 capital to risk weighted assets	11.5	N/A	11.0	N/A
Tier 1 capital to risk weighted assets	11.6	N/A	11.2	N/A
Tier 1 capital to average assets	9.1	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.2%	8.0%	11.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.6	4.5	10.3	4.5
Tier 1 capital to risk weighted assets	11.6	6.0	10.3	6.0
Tier 1 capital to average assets	9.1	4.0	8.3	4.0

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

At September 30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss)/gain on AFS securities	$(35,276)	$10,034
Net unrealized holding (loss) on pension plans	(3,048)	(3,048)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized holding loss/gain on AFS securities	8,874	(4,026)
Net unrealized holding loss on pension plans	803	1,201
Accumulated other comprehensive (loss)/income	$(28,647)	$4,161

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2018
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (losses) arising during the period	$(9,923)	$2,546	$(7,377)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(9,929)	2,548	(7,381)
Other comprehensive (loss)	$(9,929)	$2,548	$(7,381)

Three Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$1,460	$(605)	$855
Less: reclassification adjustment for losses realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	1,461	(605)	856
Other comprehensive income	$1,461	$(605)	$856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2018
Net unrealized holding (loss) on AFS securities:	x
Net unrealized (losses) arising during the period	$(36,925)	$9,478	$(27,447)
Less: reclassification adjustment for gains realized in net income	6	(2)	$4
Net unrealized holding (loss) on AFS securities	(36,931)	9,480	$(27,451)
Other comprehensive (loss)	$(36,931)	$9,480	$(27,451)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	(45,310)	12,502	(32,808)

Nine Months Ended September 30, 2017
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$8,524	$(3,232)	$5,292
Less: reclassification adjustment for gains realized in net income	12,568	(4,713)	7,855
Net unrealized holding (loss) on AFS securities	(4,044)	1,481	(2,563)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net unrealized gain on cash flow hedging derivatives	6,573	(2,589)	3,984
Other comprehensive income	$2,529	$(1,108)	$1,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Net unrealized holding gain on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2018
Balance at Beginning of Period	$(19,021)	$—	$(2,245)	$(21,266)
Other comprehensive loss before reclassifications	(7,377)	—	—	(7,377)
Less: amounts reclassified from accumulated other comprehensive income (loss)	4	—	—	4
Total other comprehensive (loss)	(7,381)	—	—	(7,381)
Balance at End of Period	$(26,402)	$—	$(2,245)	$(28,647)

Three Months Ended September 30, 2017
Balance at Beginning of Period	$12,121	$—	$(1,790)	$10,331
Other comprehensive gain before reclassifications	855	—	—	855
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Total other comprehensive income	856	—	—	856
Balance at End of Period	$12,977	$—	$(1,790)	$11,187

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$6,008	$—	$(1,847)	$4,161
Other comprehensive (loss) before reclassifications	(27,447)	—	—	(27,447)
Less: amounts reclassified from accumulated other comprehensive income	4	—	—	4
Total other comprehensive (loss)	(27,451)	—	—	(27,451)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	$4,959	$—	$398	$5,357
Balance at End of Period	$(26,402)	$—	$(2,245)	$(28,647)

Nine Months Ended September 30, 2017
Balance at Beginning of Period	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain (loss) before reclassifications	5,292	(269)	—	5,023
Less: amounts reclassified from accumulated other comprehensive income	7,855	(4,253)	—	3,602
Total other comprehensive (loss) income	(2,563)	3,984	—	1,421
Balance at End of Period	$12,977	$—	$(1,790)	$11,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2018	2017	is Presented
Realized gains on AFS securities:
	$6	$(1)	Non-interest income
	(2)	—	Tax expense
	4	(1)	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	—	Interest expense
	—	—	Non-interest expense
	—	—	Tax benefit
	—	—	Net of tax

Total reclassifications for the period	$4	$(1)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2018	2017	is Presented
Realized gains on AFS securities:
	$6	$12,568	Non-interest income
	(2)	(4,713)	Tax expense
	4	7,855	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	(393)	Interest expense
	—	(6,629)	Non-interest expense
	—	2,769	Tax benefit
	—	(4,253)	Net of tax

Total reclassifications for the period	$4	$3,602	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$32,227	$22,903	$91,506	$58,057

Average number of common shares issued	46,212	41,370	46,212	38,958
Less: average number of treasury shares	790	947	816	970
Less: average number of unvested stock award shares	435	439	430	441
Plus: average participating preferred shares	1,043	—	1,043	—
Average number of basic shares outstanding	46,030	39,984	46,009	37,547
Plus: dilutive effect of unvested stock award shares	202	116	186	116
Plus: dilutive effect of stock options outstanding	31	45	31	45
Average number of diluted shares outstanding	46,263	40,145	46,226	37,708

Earnings per common share:
Basic	$0.70	$0.57	$1.99	$1.55
Diluted	$0.70	$0.57	$1.98	$1.54

For the nine months ended September 30, 2018, 245 thousand shares of restricted stock and 25 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended September 30, 2017, 325 thousand shares of restricted stock and 46 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2018 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2017	418	$29.68	76	$13.59
Granted	185	37.87	—	—
Stock options exercised	—	—	(8)	12.46
Stock awards vested	(153)	28.65	—	—
Forfeited	(18)	33.79	—	—
Expired	—	—	(11)	22.61
September 30, 2018	432	$33.45	57	$10.61
Exercisable options at September 30, 2018			57	$10.61

There were no options exercised during the three months ended September 30, 2018. During the nine months ended September 30, 2018 proceeds from stock option exercises totaled $101 thousand. During the three and nine months ended September 30, 2017, proceeds from stock option exercises totaled $50 thousand and $161 thousand, respectively. During the three and nine months ended September 30, 2018, there were 3 thousand and 153 thousand shares issued in connection with vested stock awards, respectively. During the three and nine months ended September 30, 2017, there were 28 thousand and 162 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.5 million and $1.3 million during the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense totaled $4.3 million and $3.9 million during the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2018, the Company held derivatives with a total notional amount of $3.1 billion. The Company had economic hedges and non-hedging derivatives totaling $2.8 billion and $0.2 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $2.4 billion, risk participation agreements with dealer banks of $0.2 billion, and $0.2 billion in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2018.

The Company pledged collateral to derivative counterparties in the form of cash totaling $7.6 million and securities with an amortized cost of $13.8 million and a fair value of $13.3 million as of September 30, 2018. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,260	11.2	2.47%	5.09%	(1,033)
Interest rate swaps on loans with commercial loan customers	1,190,469	6.3	3.93%	4.46%	21,465
Reverse interest rate swaps on loans with commercial loan customers	1,190,469	6.3	4.46%	3.93%	(21,065)
Risk participation agreements with dealer banks	202,291	7.5			64
Forward sale commitments	235,152	0.2			587
Total economic hedges	2,828,641				18

Non-hedging derivatives:
Commitments to lend	221,868	0.2			4,924
Total non-hedging derivatives	221,868				4,924

Total	$3,050,509				$4,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2017, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$—	0	—%	—%	$—
Total cash flow hedges	—				—

Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,755	11.9	1.73%	5.09%	(1,649)
Interest rate swaps on loans with commercial loan customers	943,795	5.9	3.26%	4.25%	(3,195)
Reverse interest rate swaps on loans with commercial loan customers	943,795	5.9	4.25%	3.26%	3,204
Risk participation agreements with dealer banks	142,054	8.4			(26)
Forward sale commitments	276,572	0.2			(123)
Total economic hedges	2,316,971				(1,789)

Non-hedging derivatives:
Commitments to lend	193,966	0.2			5,259
Total non-hedging derivatives	193,966				5,259

Total	$2,510,937				$3,470

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

For the periods presented prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Hedge ineffectiveness on interest rate swaps designated as cash flow hedges was immaterial to the Company’s financial statements during the three and nine months ended September 30, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of September 30, 2018, the Company has an interest rate swap with a $10.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $391 thousand as of September 30, 2018. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$142	$70	$616	$194

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	4,721	(142)	24,660	(1,824)

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	(4,721)	142	(24,660)	1,824
Favorable (Unfavorable) change in credit valuation adjustment recognized in other non-interest income	60	(53)	391	(329)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	67	2	90	7

Forward commitments:
Unrealized (loss) gain recognized in other non-interest income	587	500	(980)	224
Realized gain (loss) in other non-interest income	115	(983)	5,114	(3,651)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$4,924	$6,455	$18,740	$21,891
Realized gain in other non-interest income	3,345	7,402	6,439	23,869

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

The Company had net asset positions with its financial institution counterparties totaling $23.0 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. The Company had net asset positions with its commercial banking counterparties totaling $4.1 million and $8.6 million as of September 30, 2018 and December 31, 2017, respectively. The Company had net liability positions with its financial institution counterparties totaling $2.5 million and $5.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company had net liability positions with its commercial banking counterparties totaling $25.1 million and $5.4 million as of September 30, 2018 and December 31, 2017. The collateral posted by the Company that covered liability positions was $7.6 million and $5.9 million as of September 30, 2018 and December 31, 2017, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$23,886	$(901)	$22,985	$—	$—	$22,985
Commercial counterparties	4,060	(9)	4,051	—	—	4,051
Total	$27,946	$(910)	$27,036	$—	$—	$27,036

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(4,281)	$1,793	$(2,488)	$—	$7,569	$5,081
Commercial counterparties	(25,194)	78	(25,116)	—	—	(25,116)
Total	$(29,475)	$1,871	$(27,604)	$—	$7,569	$(20,035)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$2,692	$(1,622)	$1,070	$—	$—	$1,070
Commercial counterparties	8,577	—	8,577	—	—	8,577
Total	$11,269	$(1,622)	$9,647	$—	$—	$9,647

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(8,777)	$2,835	$(5,942)	$3,982	$1,960	$—
Commercial counterparties	(5,375)	2	(5,373)	—	—	(5,373)
Total	$(14,152)	$2,837	$(11,315)	$3,982	$1,960	$(5,373)

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,179	$11,179
Securities available for sale:
Municipal bonds and obligations	—	109,919	—	109,919
Agency collateralized mortgage obligations	—	919,479	—	919,479
Agency residential mortgage-backed securities	—	174,756	—	174,756
Agency commercial mortgage-backed securities	—	58,664	—	58,664
Corporate bonds	—	108,453	—	108,453
Trust preferred securities	—	11,426	—	11,426
Other bonds and obligations	—	8,676	—	8,676
Marketable equity securities	59,170	564	—	59,734
Loans held for sale	—	91,639	—	91,639
Derivative assets	587	29,716	4,924	35,227
Capitalized servicing rights	—	—	10,355	10,355
Derivative liabilities	—	30,284	—	30,284

	December 31, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$12,277	$12,277
Securities available for sale:
Municipal bonds and obligations	—	118,233	—	118,233
Agency collateralized mortgage obligations	—	851,158	—	851,158
Agency residential mortgage-backed securities	—	216,940	—	216,940
Agency commercial mortgage-backed securities	—	62,305	—	62,305
Corporate bonds	—	110,721	—	110,721
Trust preferred securities	—	11,677	—	11,677
Other bonds and obligations	—	9,880	—	9,880
Marketable equity securities	44,851	334	—	45,185
Loans held for sale	—	153,620	—	153,620
Derivative assets	—	14,049	5,259	19,308
Capitalized servicing rights	—	—	3,834	3,834
Derivative liabilities	104	15,715	19	15,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three or nine months ended September 30, 2018.

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

September 30, 2018
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$59,734	$55,545	$4,189

December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gains
Marketable equity securities	$45,185	$36,483	$8,702

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$91,639	$89,560	$2,079

			Aggregate Fair Value
December 31, 2017	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans Held for Sale	$153,620	$149,022	$4,598
The changes in fair value of loans held for sale for the three and nine months ended September 30, 2018, were losses of $1.4 million and $2.5 million, respectively. The changes in fair value of loans held for sale for the three and nine months ended September 30, 2017, were losses of $0.4 million and gains of $2.0 million, respectively. The changes in fair value are included in mortgage banking originations in the Consolidated Statements of Income.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2018 and 2017.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend	Commitments	Rights
Three Months Ended September 30, 2018
June 30, 2018	$11,483	$7,285	$—	$7,839
Unrealized (loss) gain, net recognized in other non-interest income	(138)	13,351	—	7
Paydown of trading security	(166)	—	—	—
Transfers to held for sale loans	—	(15,712)	—	—
Additions to servicing rights	—	—	—	2,509
September 30, 2018	$11,179	$4,924	$—	$10,355

Nine Months Ended September 30, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized (loss) gain, net recognized in other non-interest income	(603)	22,639	(19)	811
Paydown of trading security	(495)	—	—	—
Transfers to held for sale loans	—	(22,974)	—	—
Additions to servicing rights	$—	$—	$—	$5,710
September 30, 2018	$11,179	$4,924	$—	$10,355
Unrealized gains relating to instruments still held at September 30, 2018	$919	$4,924	$—	$—

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend	Commitments	Rights
Three Months Ended September 30, 2017
June 30, 2017	$12,837	$7,374	$12	$1,568
Unrealized gain (loss), net recognized in other non-interest income	(76)	15,146	(30)	(132)
Paydown of trading security	(158)	—	—	—
Transfers to held for sale loans	—	(16,065)	—	—
Additions to servicing rights	—	—	—	1,271
September 30, 2017	$12,603	$6,455	$(18)	$2,707

Nine Months Ended September 30, 2017
December 31, 2016	$13,229	$4,738	$100	$798
Unrealized (loss) gain, net recognized in other non-interest income	(155)	48,963	(118)	(202)
Paydown of trading security	(471)	—	—	—
Transfers to held for sale loans	—	(47,246)	—	—
Additions to servicing rights	$—	$—	$—	$2,111
September 30, 2017	$12,603	$6,455	$(18)	$2,707
Unrealized gains (losses) relating to instruments still held at September 30, 2017	$1,763	$6,455	$(18)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,179	Discounted Cash Flow	Discount Rate	3.50%

Commitments to lend	4,924	Historical Trend	Closing Ratio	80.45%
		Pricing Model	Origination Costs, per loan	$3,063
Forward commitments	—	Historical Trend	Closing Ratio	80.45%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized servicing rights	10,355	Discounted cash flow	Constant Prepayment Rate (CPR)	8.06%
			Discount Rate	10.00%
Total	$26,458

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$12,277	Discounted Cash Flow	Discount Rate	2.74%

Commitments to lend	5,259	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Forward commitments	19	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized servicing rights	3,834	Discounted Cash Flow	Constant Prepayment Rate (CPR)	10.00%
			Discount Rate	10.95%
Total	$21,389

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

	September 30, 2018	December 31, 2017	Fair Value Measurement Date as of September 30, 2018
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$5,707	$23,853	September 2018
Capitalized servicing rights	12,358	12,527	September 2018
Total	$18,065	$36,380

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$5,707	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	38.17% to 0.24% (3.65%)
			Appraised Value	$3.80 to $922.00 ($460.70)
Capitalized servicing rights	12,358	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.39% to 10.68% (9.74%)
			Discount Rate	10.00% to 16.12% (12.54%)
Total	$18,065

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$23,853	Fair Value of Collateral	Discounted Cash Flow - loss severity	38.72% to 0.21% (3.40%)
			Appraised Value	$10.90 to $5,967.00 ($2,197.00)
Capitalized servicing rights	12,527	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.78% to 12.78% (10.38%)
			Discount Rate	10.00% to 13.28% (11.72%)
Total	$36,380

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2018 and December 31, 2017.

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

	September 30, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$135,734	$135,734	$135,734	$—	$—
Trading security	11,179	11,179	—	—	11,179
Marketable equity securities	59,734	59,734	59,171	563	—
Securities available for sale	1,391,373	1,391,373	—	1,391,373	—
Securities held to maturity	379,404	371,775	—	371,527	248
FHLB bank stock and restricted securities	76,184	N/A	N/A	N/A	N/A
Net loans	8,846,056	8,963,467	—	—	8,963,467
Loans held for sale	91,639	91,639	—	91,639	—
Accrued interest receivable	35,988	35,988	—	35,988	—
Cash surrender value of bank-owned life insurance policies	194,369	194,369	—	194,369	—
Derivative assets	35,227	35,227	587	29,716	4,924
Assets held for sale	1,070	1,070	—	1,070	—
Financial Liabilities
Total deposits	$8,766,101	$8,732,410	$—	$8,732,410	$—
Short-term debt	1,187,944	1,187,890	—	1,187,890	—
Long-term Federal Home Loan Bank advances	262,709	260,703	—	260,703	—
Subordinated borrowings	89,473	97,040	—	97,040	—
Derivative liabilities	30,284	30,284	—	30,284	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$248,763	$248,763	$248,763	$—	$—
Trading security	12,277	12,277	—	—	12,277
Marketable equity securities	45,185	45,185	44,851	334	—
Securities available for sale and other	1,380,914	1,380,914	—	1,380,914	—
Securities held to maturity	397,103	405,276	—	371,458	33,818
FHLB bank stock and restricted securities	63,085	N/A	N/A	N/A	N/A
Net loans	8,247,504	8,422,034	—	—	8,422,034
Loans held for sale	153,620	153,620	—	153,620	—
Accrued interest receivable	33,739	33,739	—	33,739	—
Derivative assets	19,308	19,308	—	14,049	5,259
Assets held for sale	1,392	1,392	—	1,392	—
Financial Liabilities
Total deposits	$8,749,530	$8,731,527	$—	$8,731,527	$—
Short-term debt	667,300	667,246	—	667,246	—
Long-term Federal Home Loan Bank advances	380,436	378,766	—	378,766	—
Subordinated borrowings	89,339	97,414	—	97,414	—
Derivative liabilities	15,838	15,838	104	15,715	19
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

Loans, net. In accordance with recent accounting guidance, the fair value of loans as of September 30, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions.

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

NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$89,341	$71,998	$265,932	$208,429
Provision for loan losses	6,628	4,900	18,735	14,884
Net interest income after provision for loan losses	$82,713	$67,098	$247,197	$193,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.           REVENUE

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent ASU’s that modified Topic 606 on January 1, 2018. A cumulative effect adjustment to opening retained earnings was not deemed necessary as the implementation of the new standard did not have a material impact on the measurement or recognition of revenue.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$5,276	$4,094	$15,613	$12,290
Insurance commissions and fees	2,930	2,581	8,504	8,305
Wealth management fees	2,283	2,315	7,160	7,127
Interchange income	1,439	1,795	5,721	5,464
Non-interest income (in-scope of Topic 606)	11,928	10,785	36,998	33,186
Non-interest income (out-of-scope of Topic 606)	17,353	18,051	51,833	63,205
Total non-interest income	$29,281	$28,836	$88,831	$96,391

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q. Stock price information is for Berkshire’s common shares traded on the New York Stock exchange under the symbol “BHLB”.

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PER SHARE DATA (1)
Net earnings per common share, diluted	$0.70	$0.57	$1.98	$1.54
Adjusted earnings per common share, diluted (1)	0.70	0.59	2.08	1.71
Total book value per common share	32.84	31.78	32.84	31.78
Tangible book value per common share (2)	20.68	21.38	20.68	21.38
Dividend per common share	0.22	0.21	0.66	0.63
Common stock price:
High	44.25	39.00	44.25	39.00
Low	40.00	32.85	35.80	32.85
Close	40.70	38.75	40.70	38.75
PERFORMANCE RATIOS (3)			X
Return on assets	1.08%	0.95%	1.05%	0.83%
Adjusted return on assets (1)	1.08	0.98	1.10	0.92
Return on equity	8.27	7.26	7.96	6.63
Adjusted return on equity (1)	8.28	7.47	8.36	7.37
Adjusted return on tangible equity (1)	13.67	11.42	13.97	11.78
Net interest margin, fully taxable equivalent (FTE) (4)	3.32	3.36	3.39	3.35
Fee income/Net interest and fee income	24.33	29.96	24.69	30.76
Efficiency ratio (2)	57.15	59.28	57.66	60.96
GROWTH RATIOS			X
Total commercial loans, (annualized)	6%	1%	5%	9%
Total loans, (annualized)	9	5	10	8
Total deposits, (annualized)	(3)	4	—	3
Total net revenues, (compared to prior year period)	18	31	16	37
Earnings per share, (compared to prior year period)	23	8	29	(2)
Adjusted earnings per share, (compared to prior year period) (2)	19	2	22	4
FINANCIAL DATA: (In millions)
Total assets	$12,030	$9,767	$12,030	$9,767
Total earning assets	10,957	8,944	10,957	8,944
Total securities	1,918	1,824	1,918	1,824
Total borrowings	1,540	1,489	1,540	1,489
Total loans	8,905	6,947	8,905	6,947
Allowance for loan losses	58	49	58	49
Total intangible assets	553	420	553	420
Total deposits	8,766	6,790	8,766	6,790
Total stockholders’ equity	1,532	1,285	1,532	1,285

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.19%	0.19%	0.19%	0.20%
Total non-performing assets/total assets	0.30	0.23	0.30	0.23
Allowance for loan losses/total loans	0.66	0.71	0.66	0.71
Loans/deposits	102	102	102	102
Shareholders' equity to total assets	12.74	13.15	12.74	13.15
Tangible shareholders' equity to tangible assets (2)	8.53	9.25	8.53	9.25

FOR THE PERIOD: (In thousands)
Net interest income	$89,341	$71,998	$265,932	$208,429
Non-interest income	29,281	28,836	88,831	96,391
Net revenue	118,622	100,834	354,763	304,820
Provision for loan losses	6,629	4,900	18,735	14,884
Non-interest expense	70,977	65,820	220,183	209,669
Net income	32,227	22,903	91,506	58,057
Adjusted Income (1)	32,245	23,554	96,202	64,513
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
($ In millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,331	4.67%	$2,669	4.64%	$3,296	4.84%	$2,664	4.54%
Commercial and industrial loans	1,824	6.22	1,184	5.09	1,817	5.71	1,129	5.08
Residential mortgages	2,460	3.66	1,978	3.68	2,290	3.65	1,918	3.62
Consumer loans	1,121	4.27	1,030	3.88	1,116	4.14	1,002	3.77
Total loans (1)	8,736	4.66	6,861	4.33	8,519	4.61	6,713	4.26
Investment securities (2)	1,929	3.36	1,779	3.43	1,931	3.36	1,702	3.42
Short term investments & loans held for sale (3)	167	3.82	168	3.40	151	3.70	145	2.95
Total interest-earning assets	10,832	4.41	8,808	4.13	10,601	4.36	8,560	4.07
Intangible assets	554		421		555		422
Other non-interest earning assets	524		402		530		387
Total assets	$11,910		$9,631		$11,686		$9,369

Liabilities and shareholders’ equity
Deposits:
NOW and other	$845	0.58%	$571	0.26%	$793	0.44%	$573	0.24%
Money market	2,349	0.92	1,768	0.57	2,463	0.84	1,789	0.54
Savings	741	0.15	670	0.14	745	0.14	662	0.14
Time	3,275	1.76	2,588	1.20	3,024	1.57	2,471	1.14
Total interest-bearing deposits	7,209	1.18	5,597	0.78	7,025	1.04	5,495	0.73
Borrowings and notes (4)	1,375	2.42	1,457	1.65	1,352	2.24	1,418	1.50
Total interest-bearing liabilities	8,584	1.38	7,054	0.96	8,377	1.23	6,913	0.89
Non-interest-bearing demand deposits	1,636		1,196		1,659		1,177
Other non-interest earning liabilities	132		119		116		112
Total liabilities	10,352		8,369		10,152		8,202

Total shareholders’ equity (2)	1,558		1,262		1,534		1,167
Total liabilities and stockholders’ equity	$11,910		$9,631		$11,686		$9,369

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.03%		3.17%		3.14%		3.18%
Net interest margin (5)		3.32		3.36		3.39		3.35
Cost of funds		1.16		0.82		1.03		0.76
Cost of deposits		0.96		0.64		0.84		0.60

Supplementary data
Total deposits (In millions)	$8,844		$6,793		$8,684		$6,672
Fully taxable equivalent income adj. (In thousands) (6)	1,807		2,950		3,841		8,105
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased loan accretion totaled $4.5 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively. Purchased loan accretion totaled $14.9 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2018	2017	2018	2017
GAAP Net income		$32,227	$22,903	$91,506	$58,057
Adj: (Gains)/losses on securities, net (1)		(88)	1	696	(12,568)
Adj: Loss on termination of hedges		—	—	—	6,629
Adj: Net losses/(gains) on sale of business operations and assets		—	(296)	(460)	(296)
Adj: Merger and acquisition expense		198	1,110	6,138	9,323
Adj: Restructuring and other expense		—	310	—	6,682
Adj: Income taxes		(92)	(474)	(1,678)	(3,314)
Total adjusted income (non-GAAP) (2)	(A)	$32,245	$23,554	$96,202	$64,513

GAAP Total revenue		$118,622	$100,834	$354,763	$304,820
Adj: (Gains)/losses on securities, net (1)		(88)	1	696	(12,568)
Adj: Net (gains) on sale of business operations and assets		—	(296)	(460)	(296)
Adj. Loss on termination of hedges		—	—	—	6,629
Total operating revenue (non-GAAP) (2)	(B)	$118,534	$100,539	$354,999	$298,585

GAAP Total non-interest expense		$70,977	$65,820	$220,183	$209,669
Less: Total non-operating expense (see above)		(198)	(1,420)	(6,138)	(16,005)
Operating non-interest expense (non-GAAP) (2)	(C)	$70,779	$64,400	$214,045	$193,664

(In millions, except per share data)
Total average assets	(D)	$11,910	$9,631	$11,687	$9,369
Total average shareholders’ equity	(E)	1,558	1,262	1,534	1,167
Total average tangible shareholders’ equity (2)	(F)	1,004	841	978	746
Total average tangible common shareholders' equity (2)	(G)	963	—	937	—
Total tangible shareholders’ equity, period-end (2)(3)	(H)	979	864	979	864
Total tangible common shareholders' equity, period-end (2)(3)	(I)	939	—	939	—
Total tangible assets, period-end (2)(3)	(J)	11,477	9,346	11,477	9,346
Total common shares outstanding, period-end (thousands)	(K)	45,420	40,424	45,420	40,424
Average diluted shares outstanding (thousands)	(L)	46,263	40,145	46,226	37,708

Earnings per common share, diluted		$0.70	$0.57	$1.98	$1.54
Adjusted earnings per common share, diluted (2)	(A/L)	0.70	0.59	2.08	1.71
Book value per common share, period-end		32.84	31.78	32.84	31.78
Tangible book value per common share, period-end (2)	(I/K)	20.68	21.38	20.68	21.38
Total shareholders' equity/total assets		12.74	13.15	12.74	13.15
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.53	9.25	8.53	9.25

Performance ratios (4)
GAAP return on assets		1.08%	0.95%	1.05%	0.83%
Adjusted return on assets (2)	(A/D)	1.08	0.98	1.10	0.92
GAAP return on equity		8.27	7.26	7.96	6.63
Adjusted return on equity (2)	(A/E)	8.28	7.47	8.36	7.37
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	13.67	11.42	13.97	11.78
Efficiency ratio (2)	(C-O)/(B+M+P)	57.15	59.28	57.66	60.96

Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$1,374	$3,905	$4,089	$7,225
Non-interest income charge on tax-credit investments (7)	(N)	(1,112)	(3,347)	(3,212)	(6,129)
Net income on tax-credit investments	(M+N)	262	558	877	1,096
Intangible amortization	(O)	1,218	739	3,732	2,310
Fully taxable equivalent income adjustment	(P)	1,807	2,950	5,660	8,105
__________________________________________________________________________________________

(1)	Net securities losses/(gains) for the period ending September 30, 2018 includes the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Ratios are annualized and based on average balance sheet amounts, where applicable.

(5)
Adjusted return on tangible common equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 27.32% marginal rate for September 30, 2018 and a 40% marginal rate for September 30, 2017, by tangible equity.

(6)	The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation and low-income housing.

(7)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2018 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments in the first nine months of 2018 are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit), which is reduced from 39% in 2017. This reduction is primarily due to a reduction in the federal corporate income tax rate from 35% to 21% as a result of the federal tax reform enacted at the end of 2017 and effective beginning in 2018. In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares.

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

SUMMARY
2018 results included the operations of Worcester-based Commerce Bancshares Corp., which were acquired in October 2017, expanding Berkshire’s Greater Boston presence and market share. With the benefit of this acquisition and other initiatives, earnings and profitability metrics have increased strongly in 2018. Highlights of the year-over-year improvement in third quarter performance metrics included:

•	41% increase in net income to $32 million

•	23% increase in earnings per share to $0.70

•	18% increase in net revenue to $119 million

•	14% improvement in return on assets to 1.08%

•	14% improvement in return on equity to 8.3%

These results were achieved while the Company was absorbing the increased compliance costs related to crossing the $10 billion asset threshold, and while the Company was investing in its Boston headquarters relocation and team buildout. Results also benefited from a lower tax rate following federal tax reform at the end of 2017. Berkshire increased its quarterly shareholder dividend by 5% to $0.22 per common share in the first quarter of 2018, matching a similar increase in the first quarter of 2017.

The third quarter was the first full quarter in 2018 with the fully integrated operations of prior business acquisitions. While the Company is focused on achieving further organic benefit from the existing operations, its capital profile and capacity for further acquisitions are viewed as consistent with its goal of being positioned to take advantage of further consolidation in its regions as opportunities may arise. The Company’s goal is to identify the best organic and other opportunities across its markets to profitably increase its market share based on the strength of its markets, its appeal to customer preference, and its competitive positioning.

During the most recent quarter, Berkshire saw good activity in many of its business lines, including accelerated activity by the recently expanded Boston and mid-Atlantic teams. The Company’s specialty lending teams delivered record loan related fee income, working cohesively across the footprint, and led by the SBA team which broke into the top 30 nationally based on both units and dollar volume. The Company is focusing on its MyBanker program as a key focus for deposit acquisition across its expanded footprint. It has preliminarily identified six branches for consolidation and is pursuing efficiencies in its technology management.

The Company recently promoted four individuals to Senior Executive Vice President, reporting to the CEO. These include the Chief Risk Officer, the Chief Credit Officer, the General Counsel, and the newly named Chief Administrative Officer, who oversees technology, corporate strategy, and innovation. The President expanded his responsibilities to include Commercial Banking, Loan Workout, and Corporate Diversity. The Chief Operating Officer expanded his responsibilities to include Human Resources and Culture initiatives. The Chief Financial Officer’s responsibilities were expanded to include Facilities.

The Bank was recognized in the third quarter by a United Nations IMPACT2030 Innovation Award for its support of volunteerism, including its award-winning XTeam employee volunteer program. Earlier in the year, the Company’s strengthened financial condition was recognized with an A- bank deposit rating assigned by the KBRA Bond Rating Agency. Berkshire’s stock was added in the second quarter to the S&P 600 SmallCapR index, which tracks U.S. small cap companies and is included in the S&P Composite 1500R index, facilitating an expanded market for the Company's stock.

Economic conditions remain sound in the Company’s markets, and the Company maintains a focus on Greater Boston, Albany, and the Mid-Atlantic as its strongest regional markets. The yield curve increased and flattened in 2018 as a result of 25 basis point increases in the target fed funds rate by the Federal Reserve Bank in the final month of each of the last four quarters. Loan and deposit pricing spreads have been pressured under these conditions, and are also believed to reflect the competitive impacts from the reduction in the corporate federal income tax rate from 35% to 21% enacted at the end of 2017.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
Summary: Total assets increased by $0.5 billion, or 4%, to $12.0 billion during the first nine months of 2018. This was due to a $0.6 billion increase in total loans, which was funded by a $0.4 billion increase in borrowings, along with seasonal reductions in cash equivalents and mortgages held for sale. Most major balance sheet metrics remained strong while slightly decreasing, including capital, liquidity, interest rate sensitivity, and asset quality. Book value per share increased by 2% to $32.84, and the non-GAAP measure of tangible book value per common share increased by 4% to $20.68.

Securities: There were no major changes in the securities portfolio, which increased by 1% to $1.9 billion for the year-to-date. At period-end, highly pledgeable and liquid mortgage backed securities constituted 65% of the portfolio, with 20% in municipal bonds, 11% in corporate securities, and 4% in Federal Home Loan Bank (“FHLBB”) stock. Excluding the FHLBB stock, management estimates that approximately 95% of the portfolio was invested in securities that are investment grade or equivalent, with hold limits and diversification standards also applied across the portfolio. The average yield decreased to 3.36% in the most recent quarter from 3.55% in the fourth quarter of 2017. The yield in 2018 decreased due to the loss of fully taxable equivalent yield on municipal securities resulting from the reduction in the federal tax rate. These municipal securities continued to meet the Company’s overall portfolio objectives. The Company estimated that this reduced the securities portfolio yield by 0.20% in the most recent quarter. The benefit of higher interest rates was offset by narrower market spreads on portfolio runoff and reinvestment. The weighted average life was 5.9 years at period-end, compared to 5.5 years at the start of the year, including the effect of slower prepayment speeds resulting from higher interest rates. The unrealized loss on the securities portfolio measured 2.4% of cost at quarter-end, compared to a 0.6% gain at the start of the year, reflecting lower bond prices stemming from the increase in interest rates. Due to a change in accounting principles, beginning in 2018, the change in net fair value of marketable equity securities is recorded to non-interest income rather than to accumulated other comprehensive income. The Company has elected to disclose these securities separately on the statement of financial condition. There were no securities deemed impaired during the year and at period-end.

Loans: Total loans increased for the first nine months of the year by $0.6 billion, or 7%, to $8.9 billion. Commercial loans grew by $0.2 billion, or 4%, and residential mortgages increased by $0.4 billion, or 19%. Growth in commercial loans included the benefit of the Company’s expansion in Greater Boston. Commercial loans comprised 59% of total loans at period-end and continue to be a central strategic focus. The Company has expanded its commercial teams in Greater Boston and the Mid-Atlantic based on growth opportunities in those markets. Increased loan originations have more than offset higher payoff activity.

Commercial loan growth was split between commercial real estate and commercial and industrial loans. C&I loan bookings during the nine months included a number of industries across a number of geographies. Growth in commercial real estate was spread across construction, multifamily, owner-occupied, and investor properties. Berkshire’s total non-owner occupied commercial real estate exposure measured 240% of bank regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 34% of bank regulatory capital, compared to the 100% regulatory monitoring guideline.

Berkshire originates prime residential mortgages through its First Choice Loan Services subsidiary. Mortgage loan growth in 2018 was primarily comprised of jumbo loans in Eastern Massachusetts originated by Berkshire. The Company sells most of its conforming mortgage originations servicing released, while local jumbo loans are retained for investment to support relationship and market objectives. Residential mortgages added to the portfolio were split between adjustable rate and fixed rate loans.

The 2018 third quarter loan portfolio yield increased to 4.66% compared to 4.47% in the fourth quarter of 2017 due primarily to the increase in interest rates during the year to date. At period-end, the remaining accretable balance of purchased impaired loans totaled $4.6 million. Purchased loan accretion recorded to income in the first nine months of 2018 totaled $15 million, including $11 million contributed by recoveries of purchased credit impaired loans.

At period-end, 43% of total loans contractually repriced within one year, 21% repriced in one to five years, and 36% repriced after five years.

Asset Quality: Loan quality metrics generally remained favorable during the first nine months of 2018. Annualized net loan charge-offs for this period were 0.19% of average loans. Nonperforming assets remained comparatively low, rising to 0.27% of total assets in the first quarter of 2018 and then to 0.30% of total assets at September 30, 2018. Approximately 45% of the $36 million period end balance of nonperforming assets was related to one commercial real estate relationship in the Company’s footprint which became delinquent during the year and is viewed as adequately secured by real estate and which does not require a specific impaired loan reserve. Accruing delinquent loans increased to 0.60% of total loans at period-end compared to 0.55% at the start of the year. At period-end, the total contractual balance of purchased credit impaired loans was $154 million, with a $63 million carrying value, or 41% of the contractual balance. Asset resolution strategies during the year contributed to the reduction in these balances from $209 million and $97 million at the start of the year. The contractual balance included Boston area taxi medallion loans acquired at a significant merger discount, and which had a net carrying value less than $30 million at period-end. Criticized loans measured 1.8% of total assets at period-end, compared to 1.6% at the start of the year. The balance related to acquired loans decreased to $97 million from $107 million due to workout strategies. The balance related to loans from business activities increased to $119 million from $81 million, primarily due to several existing commercial relationships in the $2-5 million range with no geographic or borrower type concentrations. Criticized commercial loans from business activities measured 2.9% of related outstandings at period-end.

Deposits and Borrowings: Total average deposits increased by 4% in the third quarter of 2018, compared to the first quarter of 2018, which was the first full quarter including the Commerce operations. This included a 5% increase in lower cost relationship oriented average transaction account balances (consisting of demand deposits and NOW deposits). Fluctuations in total deposits can include large daily fluctuations related to the payroll service business line acquired with Commerce.

Period-end total deposits remained flat at $8.8 billion during the first nine months of the year. Payroll service related deposits decreased by $153 million to $359 million. Brokered time deposits increased by $251 million to $1.33 billion, offsetting the lower payroll related balances and decreases in personal account balances. Non-interest bearing transaction account balances declined while interest bearing transaction account balances increased. Some money market balances shifted into higher interest time accounts. Due to the increase in interest rates, the average cost of deposits increased by 0.30% to 0.96% in the most recent quarter from 0.66% in the fourth quarter of 2017. The increase in deposit costs accelerated sequentially in each quarter as the market became more sensitive to the prevailing higher interest rates. The cost of average interest bearing deposits increased by 0.36% during the same period. Total borrowings increased by $0.4 billion, or 35%, to $1.5 billion during the first nine months of 2018. FHLB borrowings were used primarily to support loan growth. Borrowing costs increased due to higher rates and the total cost of funds, including deposit costs, increased to 1.16% in the most recent quarter from 0.81% in the fourth quarter of 2017.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $3.1 billion at period-end from $2.5 billion at the start of the year. This included a $247 million increase related to commercial loan interest rate swaps originated during the year and a similar increase in matching hedges with national counterparties. The net fair value of total derivatives increased to $5 million from $3 million during the period.

Shareholders’ Equity: Shareholders’ equity increased by $36 million, or 2%, to $1.5 billion in the first nine months of the year. The benefit of retained earnings was partially offset by a reduction in accumulated other comprehensive income resulting from the unrealized bond losses discussed previously in the Securities section. As a result, capital metrics decreased slightly, with the ratio of equity to assets measuring 12.7% at period-end compared to 12.9% at the start of the year. The non-GAAP measure of tangible equity to tangible assets was unchanged at 8.5%.

The third quarter return on equity improved by 14% to 8.3%, and the return on assets improved by a similar fraction to 1.08%. The third quarter non-GAAP measure of adjusted return on tangible common equity improved by 20%
to 13.7%. The Company focuses on this measure in assessing internal capital generation to support dividends and organic growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

Summary: Third quarter net income increased year-over by 41% to $32 million. due primarily to the benefit of positive operating leverage from business growth including expansion in Greater Boston through acquisition and business development. EPS increased by 23% year-over-year, and included the impact of shares issued as merger consideration. There were negligible net adjusting items during the most recent quarter, and both GAAP EPS and the non-GAAP adjusted EPS measure totaled $0.70. The third quarter ROA measured 1.08%, while the efficiency ratio improved year-over-year to 57.2%. This measure utilizes the non-GAAP measures of adjusted revenue and adjusted expense. The third quarter return on equity was 8.3%, while the non-GAAP measure of adjusted return on tangible common equity was 13.7%. For the first nine months of the year, net income increased by 58% to $92 million from $58 million. Nine month earnings per share increased by 29% to $1.98 from $1.54. The non-GAAP measure of adjusted earnings per share increased by 22% to $2.08 from $1.71.

Revenue and expense in 2018 included the Commerce operations acquired on October 13, 2017. As a result, most categories of revenue and expense increased over the same period of 2017. Most categories of interest income and expense also increased due to the increase in market interest rates. Additionally, 2018 operations included the benefit of First Choice cost saves and hedge terminations and restructuring actions which affected 2017 results. Based on its pro forma analysis in the Company’s Form 10-K, the Company expected the Commerce acquisition to be accretive to earnings and earnings per share, including the cost saves targeted to be achieved in 2018. Operations in 2018 also benefited from the lower federal income tax rate, which reduced the effective tax rate compared to 2017 and benefited nine month EPS by approximately $0.17 in 2018 compared to 2017. Earnings per share reflected the shares issued as merger consideration for the Commerce acquisition.

The Company’s adjustments to revenue, expense, income, and related measures were previously discussed in the reconciliation of non-GAAP financial measures. For the first nine months of 2018, non-GAAP adjustments to net income equated to an increase of $0.10 per share after tax and were primarily related to merger related expenses, along with net securities losses and net gains on sales of business operations. In 2017, significant adjustments were also recorded for income on the sale of equity securities and losses related to the termination of hedging derivative contracts, as well as restructuring expenses. Net non-GAAP adjustments in 2017 equated to an increase of $0.17 per share after tax.

Revenue: Net revenue advanced year-over-year by 18% and 16% for the third quarter and nine months, respectively, mostly due to volume related growth in net interest income. Much of this increase was attributed to the Commerce acquisition, based on the pro forma analysis of combined operations in the most recent Form 10-K. Revenue in the most recent quarter totaled $119 million, or $474 million annualized. Annualized third quarter revenue per share totaled $10.26 in 2018, compared to $10.05 in 2017.

Net Interest Income: Net interest income increased year-over-year by 24% and 28% in the third quarter and for the first nine months, respectively. Average earning assets increased by 23% and 24% for these respective periods, including the benefit of the Commerce acquisition and growth in loans from business activities.

The net interest margin decreased to 3.32% from 3.36% for the third quarter and increased to 3.39% from 3.35% for the first nine months in 2018 compared to 2017. The net interest margin was 3.50% in the fourth quarter of 2017, the first quarter that included the assets and liabilities acquired with Commerce. The contribution from purchased loan accretion was 0.17% in the most recent quarter, compared to 0.21% in the last quarter of 2017. The margin before accretion decreased by 0.14% between those quarters, including an estimated 0.05% impact from the change in the taxable equivalent benefit following the reduction in the federal income tax rate. The margin in the third quarter also decreased by approximately 0.03% due to the increase in non-accruing loans. Additionally, the margin has declined due to the impacts of business growth, market competition, shifts in business mix, and the flattening of the yield curve. The Company’s modeled neutral asset sensitivity to higher interest rates assumes a static balance sheet and an unchanged shape of the yield curve. While deposit costs have increased in 2018 generally in line with the 40% deposit beta assumed in the Company’s modeling, growth has been funded by higher cost borrowings and the earning asset beta has been closer to 25% before loan accretion. These impacts became more pronounced in the most recent quarter, compared to earlier quarters in 2018. These beta measures are an indicator of sensitivity to market interest rate changes.

Non-Interest Income: Loan and deposit fee income increased year-over-year by 16% in the third quarter and 21% for the first nine months of the year. Quarterly loan related income increased year over year by 24%, reaching a record $7.5 million primarily due to higher SBA loan sale gains. In the national SBA 7A loan origination rankings, Berkshire was in the top thirty originators both in terms of dollars and number of approved loans. Deposit related fees increased year-over-year by 9% for the third quarter and by 18% for the year-to-date. As a result of crossing the $10 billion asset regulatory threshold in the fourth quarter of 2017, Berkshire became subject to a reduction in card related fees mandated by the Durbin Amendment to the Dodd-Frank Act, beginning on July 1, 2018. Debit card related fee income decreased by $1.2 million to $1.3 million in the third quarter of 2018 compared to the prior quarter primarily due to the impact of this regulation. Mortgage industry revenue contracted year-over-year due to lower demand as a result of higher interest rates. The Company’s nine month mortgage banking revenue declined year-over-year by 31% and was mostly offset by a reduction in estimated related expenses. Non-interest income includes income on bank owned life insurance and is net of charges related to the amortization of tax credit investments which benefit tax expense. Non-interest income includes items not viewed as related to ongoing operations, including gains/losses on securities and the sale of business operations, along with hedge termination losses.

Loan Loss Provision: The nine month loan loss provision increased by 26% year-over-year. The provision exceeded net loan charge-offs and boosted the ratio of the allowance to total loans to 0.66% at period-end, compared to 0.62% at the start of the yea. This provision is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate. It is an estimate of the probable and estimable incurred loan losses in the portfolio as of period-end.

Non-Interest Expense: Total non-interest expense increased year-over-year by 8% in the third quarter and by 5% for the first nine months of the year. Non-interest expense includes charges viewed as not related to future operations, consisting primarily of merger and restructuring charges. The non-GAAP measure of adjusted operating expense excludes these items. This measure increased by 10% and 11% for the above periods respectively, including costs related to the acquired Commerce operations. Management views the year-over-year results as indicating positive operating leverage, as the revenue increase exceeded expense growth. This was achieved while the Company added overhead costs for increased regulatory compliance related to crossing the $10 billion asset threshold. The Company also increased its investment in employees and its communities as part of the reinvestment of benefits resulting from federal tax reform, including establishing a minimum wage of $15/hour beginning at the start of 2018. Additionally, the Company has added to its banking teams in Greater Boston and in the Mid-Atlantic. As previously noted, mortgage banking expenses were reduced as a result of the related revenue decline. Expenses have benefited from the implementation of cost saves for the First Choice Bank and Commerce acquisitions. The Company is moving forward on initiatives to consolidate approximately six branch offices, with a target to reduce ongoing expenses after a potential initial restructuring charge. Two de novo branches were added in attractive markets in the first half of 2018. Due to an amendment to the Dodd-Frank legislation, the Company is no longer required to submit formal capital stress tests and will not have that incremental expense which was planned, although informal stress testing will continue. As a consequence of crossing the $10 billion asset threshold, management anticipates that FDIC insurance expense will increase by approximately $1.3 million per year beginning in the fourth quarter of 2018. Total full-time equivalent staff measured 1,970 positions at period-end, compared to 1,992 positions at the start of the year.

Income Tax Expense: The Company's nine month effective tax rate decreased year-over-year to 21% from 28%, reflecting the benefit of federal income tax reform which became effective in 2018. The federal statutory tax rate decreased to 21% from 35%, while the state effective tax rate net of federal benefit increased to 5% from 2%. The tax rate benefit from investment tax credits decreased to 3% from 6% for the above respective periods, as the market for tax credit investments decreased following the federal tax reform.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income. Nine month total comprehensive income increased year-over-year to $64 million from $59 million. Other comprehensive income was a loss of $7 million and $27 million for the third quarter and first nine months of 2018, compared to income of $1 million in both of the same periods of the prior year. This change primarily reflected the unrealized bond losses in 2018 due to lower bond market prices as a result of increases in market interest rates. The large increase in net income was significantly offset by these unrealized bond losses, with the result that the year-over-year increase in total comprehensive income was 5% and 8% for the above respective periods.

Liquidity and Cash Flows: Liquidity declined modestly in the first nine months of 2018, as loan growth was funded with short term wholesale funds. Total wholesale funds, consisting of borrowings and brokered time deposits, increased to $2.9 billion, or 24% of total assets at period-end, compared to $2.2 billion, or 19% of total assets, at the start of the year. The Company sometimes uses brokered time deposits as a more cost-effective funds source compared to the Federal Home Loan Bank. Usage of wholesale funds has also increased in 2018 due to the addition of the Commerce payroll service business line, in which deposits fluctuate daily. Payroll deposit balances averaged $312 million in the most recent quarter, and fluctuations within a quarter can total $200 million or more. The ratio of loans to deposits increased to 102% from 95% during the first nine months of 2018. This ratio was unchanged from 102% compared to September 30, 2017 prior to the Commerce acquisition. At period-end, the Bank had $0.8 billion in unused FHLBB borrowing availability, compared to $1.1 billion at the start of the year. At period-end, the holding company had cash and equivalents totaling $57 million. In the first quarter of 2018, the holding company downstreamed $50 million in cash into the Bank as paid in capital to support further bank growth. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. There was a slight decrease in capital metrics in the first nine months of 2018 due to the strong loan growth. The increase in earnings and profitability have increased the Company’s internal generation of tangible equity which the Company views as supportive of dividends, organic growth, and long term strengthening of capital metrics. The Company conducts informal capital stress tests but, based on recent amendments to the Dodd-Frank Act, it will not be required to submit formal analyses to supervisory authorities. As noted above, the holding company contributed additional cash equity to the Bank in the first quarter. Additionally, subsequent to midyear, the Company converted a $35 million subordinated note from the Bank into bank equity, to further strengthen Bank capital to support future growth. The Company regularly evaluates conditions in the market for its own stock, as well as market conditions related to mergers and acquisitions and other potential investment opportunities. Its last acquisition agreement was with Commerce, which was announced in May 2017 and closed in October of that year. The Company has a standing authorization from the Board to repurchase up to 500,000 of its common shares. No shares were repurchased under this authorization for the first nine months of 2018.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first nine months of 2018.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $117 million, or 1.3% of the carrying value, compared to $175 million, or 2.1% of carrying value at year-end 2017 due to the impact of rising rates on fixed rate loan values. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market based inputs.

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

The notes to the consolidated financial statements describe the Company’s implementation plan for ASU No. 2016-13, which changes the accounting for credit losses on financial instruments. While early adoption is allowed, the Company has no current plans to adopt this standard before the beginning of fiscal year 2020. The new guidance may result in an increase in the allowance for loan losses and a decrease in retained earnings, however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements. The composition of the loan and securities portfolio, as well as the status of the economic environment, will be significant factors that impact the balances at date of adoption. Among other things, this new standard directs that the accretion of credit related purchased loan discount will be recorded to the loan loss allowance. This accretion is currently recorded to loan interest income and it has historically contributed to loan interest income in most periods.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first nine months of 2018. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.

The Company’s model of interest rate sensitivity assumes parallel ramped changes in interest rates and a static balance sheet. Based on this model, the Company estimates that its interest rate risk profile was generally neutral to changes in interest rates at September 30, 2018, compared to modest asset sensitivity at the start of the year. This change was primarily due to growth of loans supported by shorter term funding. At period-end, modeled net interest income was approximately flat in the second year of an up 200 basis point ramp. The loss representing the economic value of equity at risk increased modestly to 7% at period-end from 5% at the start of the year in a 200 basis point upward move in interest rates. The Company estimates that its deposit interest rate sensitivity in 2018 has approximated the 40% beta level utilized in the Company’s modeling. As anticipated, the early sensitivity was below 40%, but the beta rose to an estimated 52% in the most recent quarter as market sensitivity has heightened. The Company’s modeling assumes no shift in the deposit mix in rate change scenarios.The beta of the yield on earning assets has been less than modeled, as previously noted in the discussion of net interest income. Estimated net interest income and net income at risk under the forward curve scenario have also become less asset sensitive. Also, the baseline scenario of flat interest rates demonstrates medium term pressure on the net interest margin from the roll-down of long term assets resulting from scheduled repricing.

Deposit activity in the banking industry is beginning to react to the trend of increasing short term rates following the prolonged time when rates were very low. Uncertainties also exist regarding the impact of lower federal income taxes on industry pricing competition. The Company’s goal is to achieve comparative benefit based on its diversified markets and sources in managing its deposit pricing and balance sheet structuring to achieve its market, earnings, and risk objectives.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. However, other than the items noted below, neither the Company nor the Bank is a defendant party to any pending legal proceedings that it believes, in the aggregate, would have a material adverse effect on the financial condition or operations of the Company. Additionally, an estimate of future, probable losses cannot be estimated as of September 30, 2018.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. The integration of acquired Commerce acquisitions was completed during the first nine months of 2018. There were no other major changes in risk factors identified during this period.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the nine months ended September 30, 2018 and September 30, 2017, the Company transferred 1,437 and 8,038 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2018:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2018	—	$—	—	500,000
August 1-31, 2018	—	—	—	500,000
September 1-30, 2018	—	—	—	500,000
Total	—	$—	—	500,000

On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of September 30, 2018, no shares had been purchased under this program, and the available shares represented approximately 1.1% of outstanding shares at that date.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 9, 2018.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.

(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16,2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2018	By:	/s/ Michael P. Daly
Michael P. Daly
Chief Executive Officer

Dated: November 9, 2018	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer