Form 10-K
period 2018-12-31
BERKSHIRE HILLS BANCORP INC
filed 2019-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.8 billion, based upon the closing price of $40.60 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 25, 2019 was 45,532,727.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank profiles itself as follows:

Berkshire’s common shares are listed on the New York Stock Exchange under the trading symbol “BHLB.” At year-end 2018, Berkshire’s closing stock price was $26.97 and there were 45.417 million shares outstanding. Berkshire is a regional bank and financial services company providing the service capabilities of a larger institution and the focus and responsiveness of a local partner to its communities. The Company seeks to distinguish itself based on the following attributes:
•Strong momentum and improving profitability
•Diversified revenue drivers and controlled expenses
•Well positioned footprint in attractive markets
•Entrepreneurial culture - results driven
•Focused on long-term profitability goals and shareholder value
•Acquisition disciplines a strength in a consolidating market

The Bank has 115 full-service banking offices in its New England, New York, and Mid-Atlantic footprint. The Bank also owns mortgage banking and specialty equipment finance subsidiaries which serve markets nationwide. Additionally, it is a leading provider of SBA loan solutions in targeted markets. The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail and commercial customers in its market areas. Its business goal is to expand and deepen market share and wallet share through organic growth and acquisition strategies.

The Bank serves the following regions shown below:

•
Greater Boston, where the Company has relocated its headquarters in a prominent downtown Boston financial district location. This region includes 19 branch offices and several lending offices. The Company expanded in this region with its acquisition of Commerce Bancshares Corp. (“Commerce”) in October 2017. Berkshire’s asset based lending operations and the headquarters of its Firestone Financial subsidiary are located in this region. Greater Boston is the largest economic area in New England. The Greater Boston combined statistical area, including Worcester, is the sixth largest in the country. Boston is viewed as a leading commercial real estate market nationally, including foreign demand for investment real estate. Major local industries include biotechnology, technology, education, healthcare, trade, and financial service. The Boston MSA 2017 GDP was $439 billion and the Worcester 2017 MSA GDP was $44 billion.

•
Western New England, with 23 branches, includes the Company’s traditional Berkshire County market, where it has a leading market share in many of its product lines. This region also includes Southern Vermont, and many of the region’s branches are in communities close to Route 7, which runs north/south through the valleys to the west of the Berkshire Hills and Green Mountains. This region is within commuting range of both Albany, N.Y., and Springfield, Mass., and is known throughout the world as a tourist and recreational destination area, with vacation and second home traffic from Boston and New York City. The Pittsfield 2017 MSA GDP totaled $7 billion.

•
New York, with 40 branches serving the Albany Capital District and Central New York. Albany is the state capital and is part of New York’s Tech Valley which is gaining prominence as a world technology hub including leading edge nanotechnology initiatives representing a blend of private enterprise and public investment. The Company’s Central New York area includes operations in the Rome/Utica MSA and in the Syracuse MSA. These are markets along Interstate 90 with longstanding local industries and expansion influences from the Albany Capital District. The Albany/Schenectady 2017 MSA GDP was $54 billion, and the Rome/Utica/Syracuse total 2017 MSA GDP was $45 billion.

•
Hartford/Springfield, with 25 branches serving the market along the Connecticut River in this region, which is the second largest economic area in New England. This region is centrally located between Boston and New York City at the crossroads of Interstate 91, which traverses the length of New England, and Interstate 90, which traverses the width of Massachusetts. This region also has easy access to Bradley International Airport, which is a major airport serving central New England. Major local industries include insurance, defense manufacturing, education, and assembly/distribution. The Springfield area is receiving major commercial investment including the first Massachusetts casino/entertainment complex. The Hartford/Springfield combined 2017 MSA GDP was $118 billion.

•
Mid-Atlantic, with 8 branches and mortgage banking and SBA lending operations. Berkshire established its presence in this region in 2016 with its acquisition of First Choice Bank (“First Choice”) located in the Princeton, New Jersey area and its acquisition of the business assets and operations of 44 Business Capital, LLC ("44 Business Capital"), located in the greater Philadelphia area. Major local industries include bio-science, financial services, trade, iron, steel, and rubber. The Philadelphia MSA 2017 GDP was $445 billion, while the Trenton 2017 MSA GDP was $30 billion.

Shown below is information about total loans and deposits within the Company’s banking footprint, by region, as of year-end 2018 (wholesale deposit and loan balances are excluded).

Loans & Deposits (in billions)
Loans
Deposits
$3.2
$1.9
$1.5
$1.6
$2.0
$1.8
$1.6
$1.5
$0.5
$0.7
Eastern MA
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

The Company has a pending agreement to acquire SI Financial Group, which owns Savings Institute Bank & Trust, a $1.6 billion bank headquartered in Willimantic, Conn., with 23 branches serving Eastern Connecticut and Southern Rhode Island. This is viewed by Berkshire as a complementary market extension business combination.

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

The Bank changed its charter several years ago from a savings bank to a trust company, which is the common charter for Massachusetts chartered commercial banks. The majority of the Bank’s held for investment loans are commercial loans. The Company’s strategy is to be a leading regional bank in its markets, and to develop commercial market share and wallet share across its commercial banking product areas. The Company’s recent expansion into more urban markets is targeted to facilitate further development of this strategy. The Company also is building its specialized commercial business lines which have higher margins and provide for revenue diversification and geographic expansion into other national markets. The Bank has focused on team recruitments to establish its market prominence and deliver revenue synergies in new markets entered by acquisition.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 6 - Loans of the Consolidated Financial Statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial real estate	$3,400	38%	$3,264	39%	$2,617	40%	$2,060	36%	$1,612	35%
Commercial and industrial loans	1,980	22	1,804	22	1,062	16	1,048	18	804	17
Total commercial loans	5,380	60	5,068	61	3,679	56	3,108	54	2,416	52
Residential mortgages	2,566	28	2,103	25	1,893	29	1,815	32	1,496	32
Consumer	1,097	12	1,128	14	978	15	802	14	768	16
Total loans	$9,043	100%	$8,299	100%	$6,550	100%	$5,725	100%	$4,680	100%

Allowance for loan losses	(61)		(52)		(44)		(39)		(35)
Net loans	$8,982		$8,247		$6,506		$5,686		$4,645

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

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York. In 2017, this group expanded into the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans. At year-end 2018, asset based loans outstanding totaled $452 million.

In 2016, the Bank created the Specialty Lending Group to oversee its equipment lending, SBA lending, and small business lending activities. The specialty equipment lending operation is conducted by Firestone Financial Corp. ("Firestone"), which was acquired in 2015. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries. These loans function similarly to the Bank’s commercial and industrial portfolio. However, some credits have payment schedules tailored to the meet the needs of the seasonality of these borrowers’ businesses. These loans generally have higher interest rates than the Bank's other commercial loans, reflecting the niche expertise required in servicing these industries. Firestone’s loans outstanding totaled $265 million at year-end 2018.

In 2016, Berkshire acquired 44 Business Capital, a dedicated SBA 7(a) program lending team based in the Philadelphia area. This team originates loans primarily in the Mid-Atlantic area. This team sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans, which are pari-passu with the SBA for loan repayment. Some of the SBA’s underwriting parameters are outside of the Bank’s normal commercial lending standards. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue, and it is targeting to further expand these operations to other markets, as well as increasing SBA product penetration to the market served by Firestone. Berkshire also originates SBA loans in its regional markets. The SBA’s annual report of SBA originators for the year-ended September 30, 2018 ranked Berkshire among the top 30th in the nation by both number of loans and dollar amount of loans. Berkshire has the top SBA ranking in several of its regional markets.

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

Berkshire’s mortgage banking operations are its largest source of non-interest revenue. The portfolio of mortgages held for sale is a high yielding short term asset. The Bank’s portfolio of mortgages held for investment is a significant source of interest income to the bank. Mortgage operations require significant interest rate risk management both for the interest rate lock derivative financial instruments and for the long term assets held in portfolio. Mortgage banking also requires flexible and scalable operations due to the volatility of mortgage demand over time. Investor management is integral to maintaining the secondary market support that is required for these operations. The management of commissioned originations staff across national markets in this highly regulated business line requires strong controls and compliance management.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity is indirect auto lending. In the second half of 2015, the Bank recruited new leadership to expand this activity from its Central New York base to other parts of Berkshire’s footprint. The Bank provides prime auto loans to finance new and used autos and is evaluating secondary marketing to further support this activity. At year-end 2018, outstanding auto and other loans totaled $720 million. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. At year-end 2018, home equity loans totaled $377 million.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2018. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2 - Loan Contractual Maturity - Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total
Construction real estate loans:
Commercial	$196,394	$156,618	$—	$353,012
Residential	8,070	341	1,345	9,756
Commercial and industrial loans	355,477	1,025,178	599,391	1,980,046
Total	$559,941	$1,182,137	$600,736	$2,342,814

For the $1.8 billion of loans above which mature in more than one year, $0.5 billion of these loans are fixed-rate and $1.3 billion are variable rate.

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

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management and Capital Committee. The Bank also actively monitors its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. At year-end 2018, non-owner occupied commercial real estate totaled 238% of Bank risk based capital and outstanding construction loans were 34% of Bank risk based capital. The Bank has hold limits for several categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstandings in each monitored category.

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

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2018, if non-accruing loans had been current according to their original terms, amounted to $4.2 million. Included in the amount is $948 thousand related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in 2018 was $1.7 million. Included in this amount is $318 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $652 thousand for 2018. The total carrying value of troubled debt restructurings was $27.4 million at year-end.

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
Item 1 - Table 3 - Problem Assets and Accruing TDR

(In thousands)	2018	2017	2016	2015	2014
Non-accruing loans:
Commercial real estate	$20,371	$7,267	$5,883	$4,882	$12,878
Commercial and industrial loans	6,003	7,311	7,523	8,259	1,705
Residential mortgages	2,217	2,883	3,795	3,966	3,908
Consumer	3,834	5,438	5,039	3,768	3,214
Total non-performing loans	32,425	22,899	22,240	20,875	21,705
Real estate owned	—	—	151	1,725	2,049
Repossessed assets	1,209	1,147	—	—	—
Total non-performing assets	$33,634	$24,046	$22,391	$22,600	$23,754

Troubled debt restructurings (accruing)	$11,871	$36,172	$28,241	$12,497	$12,612
Accruing loans 90+ days past due	$19,690	$16,480	$9,863	$5,229	$4,568

Total non-performing loans/total loans	0.36%	0.28%	0.34%	0.36%	0.46%
Total non-performing assets/total assets	0.28%	0.21%	0.24%	0.29%	0.37%

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

Allowance for Loan Losses. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The allowance represents management’s estimate of inherent incurred losses that are probable and estimable as of the date of the financial statements. The allowance includes a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses is assigned to loans acquired in business combinations. These loans are initially recorded at fair value, including the impact of expected losses, as of the acquisition date. An allowance on such loans is established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.  The loan loss allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$51,834	$43,998	$39,308	$35,662	$33,323
Charged-off loans:
Commercial real estate	7,671	4,646	3,104	7,546	5,684
Commercial and industrial loans	4,799	4,217	5,715	3,110	3,010
Residential mortgages	1,248	1,603	2,865	1,857	2,596
Consumer	4,293	4,118	2,342	2,175	2,563
Total charged-off loans	18,011	14,584	14,026	14,688	13,853
Recoveries on charged-off loans:
Commercial real estate	344	235	303	582	270
Commercial and industrial loans	906	424	389	458	228
Residential mortgages	165	313	304	205	365
Consumer	780	423	358	363	361
Total recoveries	2,195	1,395	1,354	1,608	1,224
Net loans charged-off	15,816	13,189	12,672	13,080	12,629
Provision for loan losses	25,451	21,025	17,362	16,726	14,968
Balance at end of year	$61,469	$51,834	$43,998	$39,308	$35,662

Ratios:
Net charge-offs/average loans	0.18%	0.19%	0.21%	0.25%	0.29%
Recoveries/charged-off loans	12.19	9.57	9.65	10.95	8.84
Net loans charged-off/allowance for loan losses	25.73	25.44	28.80	33.28	35.41
Allowance for loan losses/total loans	0.68	0.62	0.67	0.69	0.76
Allowance for loan losses/non-accruing loans	189.57	226.36	197.83	188.30	164.30

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category (as of year-end)

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Commercial real estate	$24,885	0.73%	$20,699	0.63%	$18,801	0.72%	$16,494	0.80%	$15,539	0.96%
Commercial and industrial loans	17,568	0.88%	14,975	0.83%	10,611	1.00%	8,715	0.83%	6,322	0.79%
Residential mortgages	11,165	0.44%	10,018	0.48%	8,571	0.45%	8,589	0.47%	7,480	0.50%
Consumer	7,851	0.72%	6,142	0.54%	6,015	0.61%	5,510	0.69%	6,321	0.82%
Total	$61,469	0.68%	$51,834	0.62%	$43,998	0.67%	$39,308	0.69%	$35,662	0.76%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss (as of year-end)

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Commercial real estate	$24,885	37.60%	$20,699	39.33%	$18,801	39.95%	$16,494	41.96%	$15,539	34.43%
Commercial and industrial loans	17,568	21.90%	14,975	21.74%	10,611	16.22%	8,715	22.10%	6,322	17.19%
Residential mortgages	11,165	28.37%	10,018	25.34%	8,571	28.90%	8,589	21.91%	7,480	31.97%
Consumer	7,851	12.13%	6,142	13.59%	6,015	14.93%	5,510	14.03%	6,321	16.41%
Total	$61,469	100.00%	$51,834	100.00%	$43,998	100.00%	$39,308	100.00%	$35,662	100.00%

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2018. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issuers and in community reinvestment projects. The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers. Historically, the Company acquired equity securities in the Bank, which was allowed under its savings bank charter. As a result of the Bank's charter change in 2014, equity security purchases after that date have been conducted at the holding company level. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates debt securities as available for sale, but sometimes designates longer-duration municipal securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates. Based on a new accounting pronouncement effective in 2018, changes in fair value on equity securities are recorded to current period income, rather than to equity.
The following tables present the year-end amortized cost and fair value of the Company’s securities, by type of security, for the three years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$109,648	$111,207	$113,427	$118,233	$117,910	$119,816
Mortgage-backed securities	1,182,552	1,160,130	1,142,656	1,130,403	948,661	945,129
Other bonds and obligations	129,073	128,310	131,167	132,278	78,877	79,051
Total securities available for sale	$1,421,273	$1,399,647	$1,387,250	$1,380,914	$1,145,448	$1,143,996

Securities held to maturity
Municipal bonds and obligations	$264,524	$264,492	$270,310	$278,895	$203,463	$204,986
Mortgage-backed securities	89,273	88,442	92,115	92,242	95,302	95,495
Tax advantaged economic development bonds	19,718	18,042	34,357	33,818	35,278	36,874
Other bonds and obligations	248	248	321	321	325	325
Total securities held to maturity	$373,763	$371,224	$397,103	$405,276	$334,368	$337,680

Trading account security	$10,090	$11,212	$10,755	$12,277	$11,387	$13,229
Marketable equity securities	$55,471	$56,638	$36,483	$45,185	$47,858	$65,541
Restricted equity securities	$77,344	$77,344	$63,085	$63,085	$71,112	$71,112

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries, other Government agencies and corporations	$1,327,296	$1,305,210	$1,271,254	$1,267,830	$1,091,821	$1,106,165
Municipal bonds and obligations and tax advantaged securities	403,980	404,953	428,849	443,223	368,038	374,905
Other	206,665	205,902	194,573	195,684	150,314	150,488
Total Securities	$1,937,941	$1,916,065	$1,894,676	$1,906,737	$1,610,173	$1,631,558

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security, marketable equity securities, and restricted equity securities.

The following table summarizes year-end 2018 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$5.4	2.0%	$28.8	3.0%	$24.3	3.0%	$309.3	3.0%	$367.8	3.0%
Mortgage-backed securities	—	—%	5.4	2.0%	43.4	2.0%	1,223.2	3.0%	1,272.0	3.0%
Other bonds and obligations	2.0	1.0%	15.6	0.3%	63.8	5.0%	73.9	5.0%	155.3	5.0%
Total	$7.4	2.1%	$49.8	2.7%	$131.5	3.7%	$1,606.4	2.9%	$1,795.1	3.0%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits -- checking and NOW accounts -- for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank offers targeted online deposit account opening capabilities for personal accounts. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial depositors and a fee income source to the bank. With the Commerce acquisition, the Bank acquired a commercial payment processing business that serves regional and national payroll service bureau customers. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank is also gradually deploying its MyTeller video tellers to complement and extend its service capabilities in its branches.

The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets. Near the end of 2017, the Company recruited experienced senior officers to enhance its offerings and market development for government banking and international services, which are expected to support further development of commercial deposit sources.

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

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2018			2017			2016
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$1,622.4	19%	—%	$1,296.4	18%	—%	$1,081.0	19%	—%
NOW and other	824.7	9	0.5	591.0	8	0.3	487.8	8	0.1
Money market	2,432.2	28	0.9	1,935.8	27	0.6	1,470.3	26	0.5
Savings	740.8	9	0.2	680.1	10	0.1	610.8	11	0.1
Time	3,075.5	35	1.7	2,581.1	37	1.2	2,094.8	36	1.1
Total	$8,695.6	100%	0.9%	$7,084.4	100%	0.6%	$5,744.7	100%	0.5%

At year-end 2018, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$767,372	1.88%
Over 3 months through 6 months	428,802	1.85
Over 6 months through 12 months	558,411	2.10
Over 12 months	813,443	2.27
Total	$2,568,028	2.05%

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

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Group’s principal operations are in Western New England and it is expanding services in the Company’s other regions. In 2016, the Bank purchased the business assets and operations of Ronald N. Lazzaro, P.C., a provider of financial advisory services in Rutland, Vermont. At year-end 2018, assets under management totaled $1.4 billion, primarily held in the Bank’s traditional wealth/trust platform and the remainder is managed through its investment services and financial advisory teams. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation.

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

PERSONNEL
At year-end 2018, the Company had 1,917 full time equivalent employee positions, compared to 1,992 at the end of 2017. This included 432 positions and 513 positions in the mortgage banking business line at these respective dates. The Company’s employees are not represented by a collective bargaining unit. In 2018, the Bank’s president initiated a diversity and inclusion initiative as part of Berkshire’s expanded social responsibility focus. In 2018, the Company increased its hourly minimum wage to $15.00 and implemented the new Massachusetts equal pay law.

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

Many of the provisions of the Dodd-Frank Act were subject to delayed effective dates and/or the issuance of implementing regulations. The regulatory process is ongoing and the impact on operations cannot yet be fully assessed. However, the Dodd-Frank Act has, and is expected to continue to, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company and the Bank.

Certain regulatory requirements applicable to the Company are referred to below. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-

K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. The Bank currently operates branches in New York, Vermont, Connecticut, New Jersey, and Pennsylvania as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking, the New Jersey Commissioner of Banking and Insurance and the Pennsylvania Secretary of Banking and Securities may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2018, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund with institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approached by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the Deposit Insurance Fund should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 1.5 to 40 basis points. The Dodd-Frank Act required that banks of greater than $10 billion of assets bear the burden of raising the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion, effective July 1, 2016. The FDIC announced in November 2018 that the 1.35% reserve ratio had been reached so that the surcharges would cease.

FDIC insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize a predecessor deposit insurance fund. These assessments continue until the Financing Corporation bonds mature in September 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment base of the fund. For the quarter ended December 31, 2018, the Financing Corporation assessment amounted to 0.32 basis points of total assets less Tier 1 capital.

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

The Company is subject to the Federal Reserve Board’s capital adequacy requirements for bank holding companies.  The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the Bank applied to the Company, effective January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was phased in beginning in 2016 and was fully effective on January 1, 2019.

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

Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve policy provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments under specified circumstances regardless of the applicability of the previously referenced notification requirement. Most recently, the Federal Reserve Board’s staff has been interpreting its regulatory capital regulation as requiring a bank holding company to apply and receive its approval before repurchasing or redeeming shares that are included by the holding company for regulatory capital purposes.

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

Taxation
The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in Note 14 - Income Taxes of the Consolidated Financial Statements. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100 percent of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

ITEM 1A. RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect the Company's business, financial condition, and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may be additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial that could materially and adversely affect the Company's business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

Changes in Executive Management Could Affect Operations.
Changes in executive and senior management could introduce control risks in the oversight of operating activities and in the planning and execution of strategic objectives, which could adversely affect the operations of the Bank.

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

The Company’s Business Is Reliant on Outside Vendors.
The Company’s business is highly dependent on the use of certain outside vendors for its day-to-day operations. The Company’s operations are exposed to risk that a vendor may not perform in accordance with established performance standards required in its agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While the Company has comprehensive policies and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to its business, which could have a material adverse effect on its financial condition and results of operations.

Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
The Company’s financial performance depends, in part, on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate its products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, the Company’s ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. The Company’s failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation, as well as on its consolidated results of operations and financial condition.

Our Strategic Review May Expose the Company to Operating Risks.
The Company has announced a strategic review to support earnings which will include its balance sheet structure, line of business profitability, expense levels, and capital management. This review may expose the Company to unanticipated operating risks if large scale changes are made in a condensed timeframe. Such risks could include an unexpected loss of revenue, elevated one time expenses, or disruptions of controls or customer service.

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

The Company May Be Adversely Affected by Recent Changes in U.S. Tax Laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the Company’s loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in its provision for loan losses, which would reduce its profitability and could materially adversely affect its business, financial condition and results of operations.

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

In 2017, the Company crossed the $10 billion asset threshold established by the Dodd-Frank act. The Company and the Bank are now subject to closer supervision by their primary regulators and the Consumer Financial Protection Bureau. The Company and the Bank are subject to capital stress testing expectations which require significant resources and infrastructure. If the Company’s compliance with the enhanced supervision and requirements is insufficient, there can be significant negative consequences for its operations, profitability, and ability to further pursue its strategic growth plan.

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

If the Company determines goodwill or other intangible assets to be impaired, the Company’s financial condition and results would be negatively affected.
When the Company completes a business combination, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At least annually (or more frequently if indicators arise), the Company evaluates goodwill for impairment by comparing the fair value of its reporting entities against the carrying value. If the Company determines goodwill or other intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the Consolidated Financial Statements.

A New Accounting Standard May Require the Company to Increase Its Allowance For Loan Losses and May Have a Material Adverse Effect on Its Financial Condition and Results of Operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for its 2020 fiscal year ended. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require the Company to increase its allowance for loan losses, and to greatly increase the types of data it would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the Company’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on its financial condition and operating results.

Mergers and Acquisitions
Acquisitions may disrupt the Company’s business and dilute stockholder value.
The Company has a pending merger agreement with SI Financial Group, which is targeted for completion in the second quarter of 2019 and for completion of integration of operations by year-end 2019. The Company regularly evaluates merger and acquisition opportunities with other financial institutions and financial services companies. Future mergers or acquisitions involving cash, debt, or equity securities may occur from time to time. The Company seeks acquisition partners that offer either significant market presence or the potential to expand its market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on the Company’s financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company

•	payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term;

•	exposure to unknown or contingent liabilities, or asset quality problems, of the target company;

•	unexpected regulatory responses to merger related applications

•	larger than anticipated merger-related expenses;

•	difficulty and expense of integrating the operations and personnel of the target company, and retaining key employees and customers;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and

•	potential diversion of Company management’s time and attention.

•	potential litigation could lead to additional expenses or prevent the completion of a merger agreement, which could result in the loss of the benefits which are targeted to offset merger costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, Mass. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, Mass. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Northern Connecticut; and Princeton area, New Jersey.

As of December 31, 2018, the Company had 115 full-service branches in Massachusetts, New York, Connecticut, Vermont, Central New Jersey, and Eastern Pennsylvania. Early in 2018, the Company opened two branch offices -- one in Simsbury, Conn., and one in Malta, N.Y. Subsequent to year-end 2018, the Company closed two branches as a part of its ongoing strategy to identify opportunities for consolidation.

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

The Company acquired Commerce Bancshares in October of 2017, obtaining 13 branches in and around the Worcester, MA area. The Company also assumed three branches and three lending offices in the Boston metro area in the transaction.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Defendants will pay a total of Three Million Dollars ($3.0 million) in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. The Parties are in the process of negotiating the final terms of a written Settlement Agreement. Once the Parties execute the Settlement Agreement, it will be presented to the Court for preliminary approval, class notice, a period for members to opt out or object, and a final approval hearing. The Company accrued $3.0 million as of December 31, 2018, in anticipation of a settlement.

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

On February 9, 2019, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial Group, Inc. (“SI Financial”) shareholder. The lawsuit purports to be filed as a putative class action lawsuit against SI Financial, the individual members of the SI Financial board of directors, and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and similarly-situated SI Financial shareholders, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The Plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, although the Company is named in the caption to atop this complaint, neither the Company, nor Berkshire Bank, nor any of their affiliates are identified as defendants in this action. The Company, SI Financial and the individual Defendants deny the allegations contained in the complaint and intend to vigorously defend this lawsuit.

On February 15, 2019, the Company received notice of another lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial shareholder against SI Financial and the individual members of the SI Financial board of directors in connection with the Company’s announced intention to acquire and merge with SI Financial. The plaintiff, solely on behalf of himself, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, although the Company is named as an interested non-party in this complaint, neither the Company, nor Berkshire Bank, nor any of their affiliates are identified as defendants in this action. SI Financial and the individual Defendants deny the allegations contained in the complaint and intend to vigorously defend this lawsuit.
On February 21, 2019, the Company received notice of a lawsuit filed in the Maryland Circuit Court for Baltimore County by a purported SI Financial shareholder. The lawsuit purports to be filed as a putative class action lawsuit and as a derivative action on behalf of SI Financial against the individual members of the SI Financial board of directors and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and both similarly-situated SI Financial shareholders and SI Financial itself, generally alleges that the individual Defendants breached their fiduciary duties as directors of SI Financial by causing SI Financial to agree to the merger transaction with the Company. The Plaintiff seeks injunctive and other equitable relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, although the Company is named as a defendant in this complaint, there are no direct allegations or causes of action stated in the complaint against Company, or Berkshire Bank, or any of their affiliates. The Company, SI Financial and the individual Defendants deny the allegations contained in the complaint and intend to vigorously defend this lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2018 and 2017.

2018	High	Low	Dividends Declared
First quarter	$40.10	$35.80	$0.22
Second quarter	44.10	37.05	0.22
Third quarter	44.25	40.00	0.22
Fourth quarter	41.49	25.77	0.22

2017
First quarter	$37.45	$32.90	$0.21
Second quarter	38.65	33.55	0.21
Third quarter	39.00	32.85	0.21
Fourth quarter	40.00	35.10	0.21

The Company had approximately 3,517 holders of record of common stock at February 25, 2018.

Dividends
The Company intends to pay regular cash dividends to common and preferred shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition.  Further information about dividend restrictions is disclosed in Note 17 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services or operations. The Company issued 23,877 shares in 2018 and 30,478 shares in 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On December 2, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 500 thousand shares of the Company's common stock, representing approximately 1.6% of the Company’s then outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of year-end 2018, no shares had been purchased under this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2018	—	$—	—	500,000
November 1-30, 2018	—	—	—	500,000
December 1-31, 2018	—	—	—	500,000
Total	—	—	—	500,000

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the PHLX KBW Regional Bank Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2013.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Berkshire Hills Bancorp, Inc.	100.00	100.70	112.96	147.28	149.70	112.90
NYSE Composite Index	100.00	106.87	102.63	115.02	136.76	124.73
PHLX KBW Regional Banking Index	100.00	102.43	108.57	151.04	153.77	126.88

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Per Common Share Data:
Net earnings, diluted	$2.29	$1.39	$1.88	$1.74	$1.36
Total book value per common share	33.30	32.14	30.65	28.64	28.17
Dividends	0.88	0.84	0.80	0.76	0.72
Common stock price:
High	44.25	40.00	37.35	30.40	27.28
Low	25.77	32.85	24.71	24.32	22.06
Close	26.97	36.60	36.85	29.11	26.66
Performance Ratios: (1)
Return on assets	0.90%	0.56%	0.74%	0.68%	0.55%
Return on equity	6.84	4.45	6.44	6.14	4.87
Net interest margin, fully taxable equivalent (FTE) (2)	3.40	3.40	3.31	3.34	3.30
Fee income/Net interest and fee income	23.36	29.41	22.80	21.18	23.02
Growth Ratios:
Total commercial loans	6.17%	37.79%	18.39%	28.65%	14.80%
Total loans	8.96	26.71	14.41	22.32	11.96
Total deposits	2.66	32.13	18.48	20.08	20.95
Total net revenues, (compared to prior year)	11.59	41.05	11.18	18.40	(0.23)
Earnings per share, (compared to prior year)	64.75	(26.06)	8.62	27.21	(17.58)
Selected Financial Data:
Total assets	$12,212,231	$11,570,751	$9,162,542	$7,831,086	$6,501,079
Total earning assets	11,140,307	10,509,163	8,340,287	7,140,387	5,923,462
Securities	1,918,604	1,898,564	1,628,246	1,371,316	1,205,794
Total loans	9,043,253	8,299,338	6,549,787	5,725,236	4,680,600
Allowance for loan losses	(61,469)	(51,834)	(43,998)	(39,308)	(35,662)
Total intangible assets	551,743	557,583	422,551	334,607	276,270
Total deposits	8,982,381	8,749,530	6,622,092	5,589,135	4,654,679
Total borrowings	1,517,816	1,137,075	1,313,997	1,263,318	1,051,371
Total shareholders’ equity	1,552,918	1,496,264	1,093,298	887,189	709,287

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Data:
Total interest and dividend income	$471,161	$360,258	$280,439	$247,030	$207,042
Total interest expense	111,825	65,463	48,172	33,181	28,351
Net interest income (3)	359,336	294,795	232,267	213,849	178,691
Fee income	109,601	122,801	68,606	57,480	53,434
All other non-interest income (loss)	298	2,888	(2,755)	(3,192)	(5,664)
Total net revenue	469,235	420,484	298,118	268,137	226,461
Provision for loan losses	25,451	21,025	17,362	16,726	14,968
Total non-interest expense	310,371	299,710	203,302	196,829	165,986
Income tax expense - continuing operations	27,648	44,502	18,784	5,064	11,763
Net income	$105,765	$55,247	$58,670	$49,518	$33,744

Dividends per preferred share	$1.76	$0.42	$—	$—	$—
Dividends per common share	0.88	0.84	0.80	0.76	0.72
Basic earnings per common share	2.30	1.40	1.89	1.74	1.36
Diluted earnings per common share	2.29	1.39	1.88	1.73	1.36

Weighted average common shares outstanding - basic	46,024	39,456	30,988	28,393	24,730
Weighted average common shares outstanding - diluted	46,231	39,695	31,167	28,564	24,854

Asset Quality and Condition Ratios: (4)
Net loans charged-off/average loans	0.18%	0.19%	0.21%	0.25%	0.29%
Allowance for loan losses/total loans	0.68	0.62	0.67	0.69	0.76
Loans/deposits	101	95	99	102	101

Capital Ratios:
Tier 1 capital to average assets - Company (5)	9.04%	9.01%	7.88%	7.71%	7.01%
Total capital to risk-weighted assets - Company (5)	12.99	12.43	11.87	11.91	11.38
Tier 1 capital to risk-weighted assets - Company (5)	11.57	11.15	10.07	9.94	9.03
Shareholders’ equity/total assets	12.73	12.93	11.93	11.33	10.91
____________________________________
(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(3)  For the year 2014 the above schedule includes an immaterial adjustment of prior period interest income earned on loans acquired in bank acquisition.
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

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2018			2017			2016
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)
Commercial real estate	$3,283.6	$167.7	5.11%	$2,789.8	$130.0	4.66%	$2,239.6	$95.8	4.28%
Commercial and industrial loans	1,867.9	107.6	5.76	1,259.9	65.7	5.21	1,019.7	51.2	5.02
Residential loans	2,353.1	86.3	3.67	1,962.4	71.5	3.64	1,808.8	66.1	3.66
Consumer loans	1,115.3	47.2	4.23	1,032.6	39.4	3.82	873.3	29.9	3.42
Total loans	8,619.9	408.8	4.74	7,044.7	306.6	4.35	5,941.4	243.0	4.09
Investment securities (2)	1,931.7	64.4	3.33	1,757.3	60.3	3.43	1,260.5	41.4	3.28
Short-term investments and loans held for sale	146.3	5.4	3.72	134.5	4.6	3.38	51.6	0.9	1.70
Total interest-earning assets	10,697.9	478.6	4.47	8,936.5	371.5	4.16	7,253.5	285.3	3.93
Intangible assets	554.6	0		449.7			347.7
Other non-interest earning assets	516.9	0		428.4			357.9
Total assets	$11,769.4			$9,814.6			$7,959.1

Liabilities and shareholders' equity
Deposits:
NOW and other	$824.7	$4.0	0.49%	$591.0	$1.5	0.25%	$487.8	$0.7	0.14%
Money market	2,432.2	21.9	0.90	1,935.8	11.2	0.58	1,470.3	7.0	0.48
Savings	740.8	1.1	0.15	680.1	0.9	0.14	610.8	0.7	0.12
Certificates of deposit	3,075.5	51.3	1.67	2,581.1	30.3	1.17	2,094.8	22.5	1.07
Total interest-bearing deposits	7,073.2	78.4	1.11	5,788.0	43.9	0.76	4,663.7	30.9	0.66
Borrowings and notes (3)	1,409.0	33.4	2.37	1,373.8	21.6	1.57	1,218.2	17.3	1.42
Total interest-bearing liabilities	8,482.2	111.8	1.32	7,161.8	65.5	0.91	5,881.9	48.2	0.82
Non-interest-bearing demand deposits	1,622.4			1,296.4			1,081.0
Other non-interest-bearing liabilities	119.3			112.6			85.2
Total liabilities	10,223.9			8,570.8			7,048.1
Total shareholders' equity	1,545.5			1,243.8			911.0
Total liabilities and equity	$11,769.4			$9,814.6			$7,959.1
Net interest-earning assets	$2,215.7			$1,774.7			$1,371.6
Net interest income		$366.8			$306.0			$237.1

	2018			2017			2016
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			3.16%			3.25%			3.11%
Net interest margin (4)			3.40			3.40			3.31
Cost of funds			1.11			0.77			0.69
Cost of deposits			0.90			0.62			0.54
Interest-earning assets/interest-bearing liabilities			126.12			124.78			123.32

Supplementary data
Total non-maturity deposits	$5,620.1			$4,503.3			$3,649.9
Total deposits	8,695.6			7,084.4			5,744.7
Fully taxable equivalent adjustment	7.4			11.2			8.1
____________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.
(3) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(4) Purchased loan accretion totaled $23.1 million, $14.8 million, and $8.1 million for the years-ended December 31, 2018, 2017, and 2016, respectively. The effect of purchased loan accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.22%, 0.17%, and 0.11%.

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

Item 6 - Table 4 - Rate Volume Analysis

	2018 Compared with 2017			2017 Compared with 2016
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$13,206	$24,444	$37,650	$9,145	$25,080	$34,225
Commercial and industrial loans	7,492	34,426	41,918	1,999	12,457	14,456
Residential loans	467	14,318	14,785	(259)	5,595	5,336
Consumer loans	4,487	3,304	7,791	3,698	5,839	9,537
Total loans	25,652	76,492	102,144	14,583	48,971	63,554
Investment securities	(1,784)	5,853	4,069	1,985	16,978	18,963
Short-term investments and loans held for sale	470	418	888	1,405	2,271	3,676
Total interest income	$24,338	$82,763	$107,101	$17,973	$68,220	$86,193

Interest expense:
NOW accounts	$1,809	$739	$2,548	$627	$165	$792
Money market accounts	7,332	3,382	10,714	1,698	2,506	4,204
Savings accounts	77	87	164	122	88	210
Certificates of deposit	14,526	6,557	21,083	2,205	5,561	7,766
Total deposits	23,744	10,765	34,509	4,652	8,320	12,972
Borrowings	11,286	567	11,853	1,981	2,338	4,319
Total interest expense	$35,030	$11,332	$46,362	$6,633	$10,658	$17,291
Change in net interest income	$(10,692)	$71,431	$60,739	$11,340	$57,562	$68,902

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs primarily consist of the Company's continued effort to create efficiencies in operations through calculated adjustments to the branch banking footprint.  Expense adjustments include variable rate compensation related to non-operating items. An adjustment was recorded in 2018 for an $8 million core systems contract restructuring charge, and an adjustment of $1.5 million was recorded for charges related to the CEO transition.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
GAAP Net income	$105,765	$55,247	$58,670
Non-GAAP measures
Adj: Loss/(gain) on securities, net	3,719	(12,598)	551
Adj: Net gains on sale of business operations	(460)	(296)	(1,085)
Adj: Loss on termination of hedges	—	6,629	—
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	10,752	31,558	15,761
Adj: Employee and community investment	—	3,400	—
Adj: Legal settlements	3,000	—	—
Adj: Systems vendor restructuring costs	8,379	—	—
Adj: Deferred tax asset impairment	—	18,145	—
Adj: Income taxes	(5,788)	(11,277)	(5,455)
Net non-operating charges	19,602	35,561	9,772
Total adjusted net income (non-GAAP)	$125,367	$90,808	$68,442

GAAP Total revenue	$469,235	$420,484	$298,118
Adj: Loss/(gain) on securities, net	3,719	(12,598)	551
Adj: Net gains on sale of business operations	(460)	(296)	(1,085)
Adj: Loss on termination of hedges	—	6,629	—
Total adjusted operating revenue (non-GAAP)	$472,494	$414,219	$297,584

GAAP Total non-interest expense	$310,371	$299,710	$203,302
Less: Total non-operating expense (see above)	(10,752)	(31,558)	(15,761)
Less: Employee and community reinvestment	—	(3,400)	—
Less: Legal settlements	(3,000)	—	—
Less: Systems vendor restructuring costs	(8,379)	—	—
Adjusted operating non-interest expense (non-GAAP)	$288,240	$264,752	$187,541
(in millions, except per share data)
Total average assets	$11,769	$9,815	$7,958
Total average shareholders' equity	1,546	1,244	911
Total average tangible shareholders equity	991	793	563
Total average tangible common shareholders equity	950	784	563
Total tangible shareholders’ equity, period-end	1,001	939	671
Total tangible common shareholders’ equity, period-end	961	898	671
Total tangible assets, period-end	11,660	11,013	8,740
Total common shares outstanding, period-end (thousands)	45,417	45,290	35,673
Average diluted shares outstanding (thousands)	46,231	39,695	31,167
Earnings per share, diluted	$2.29	$1.39	$1.88
Plus: Net adjustments per share, diluted	0.42	0.90	0.32
Adjusted earnings per share, diluted	2.71	2.29	2.20
Book value per common share, period-end	33.30	32.14	30.65
Tangible book value per common share, period-end	21.15	19.83	18.81
Total shareholders' equity/total assets	12.72	12.93	11.93
Total tangible shareholders' equity/total tangible assets	8.59	8.52	7.68
Performance Ratios
GAAP return on assets	0.90	0.56	0.74
Adjusted return on assets	1.07	0.93	0.86
GAAP return on equity	6.84	4.45	6.44
Adjusted return on equity	8.11	7.31	7.51
Adjusted return on tangible common equity	13.48	11.82	12.47
Efficiency ratio (2)	58.32	59.97	58.27
Supplementary Data (in thousands)
Tax benefit on tax-credit investments	5,876	10,182	11,134
Non-interest income charge on tax-credit investments	(4,822)	(8,693)	(8,993)
Net income on tax-credit investments	1,054	1,489	2,143

Intangible amortization	4,934	3,493	2,927
Fully taxable equivalent income adjustment	7,423	11,227	8,098
____________________________________

(1)
Acquisition, restructuring, conversion, and other related expenses included $8.9 million of merger and acquisition expenses and $1.8 million of restructuring expenses for the year-ended December 31, 2018. For the year-ended 2017, these expenses included $24.9 million in merger and acquisition expenses and $6.7 million of restructuring expenses. For the year-ended 2016, these expenses included $13.5 million in merger and acquisition expenses and $2.3 million of restructuring, conversion, and other expenses.

(2)
Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income adjusted to include tax credit benefit of tax shelter investments. The Company uses this non-GAAP measure to provide important information regarding its operational efficiency.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements ("financial statements") and accompanying notes contained in this report.

SUMMARY
Berkshire achieved record revenue and earnings in 2018, together with record return on assets. This was achieved with a full year of results from acquired operations of Worcester-based Commerce Bank, which was acquired on October 13, 2017. Merger related cost saving efficiencies were achieved on schedule and on target following the completion of Commerce systems and operations integration. This acquisition, together with the expansion of Berkshire’s regional banking teams at its new Boston corporate headquarters, solidified Berkshire’s emerging Eastern Massachusetts market presence.

Organic loan growth further contributed to the year’s results. Berkshire’s SBA lending business achieved record business volume and profitability; this group broke into the top 30 producers nationally based on both the number and dollar volume of loans originated. These results partially offset a contraction in residential mortgage banking revenues, resulting from lower demand in the industry due to higher interest rates and heightened fintech competition. Berkshire managed operating expenses closely to offset these revenue pressures as well as margin pressure from higher funding costs. Expense discipline also cushioned the additional cost and revenue impacts from the expanded regulatory burden tied to crossing the $10 billion asset threshold. Berkshire initiated the consolidation of six branch offices which is targeted for completion in the first quarter of 2019. Additionally, the Company engaged in a core systems strategic analysis and vendor review, concluding in the restructuring of its core systems contract to improve its future competitive profile and technology cost.

Federal income tax reform was enacted at the end of 2017, effective beginning in 2018. This reform reduced the statutory federal income tax rate from 35% to 21%, and adjustments were made to various elements of income tax computation. Due to this reform, the Company recorded a one-time charge in December 2017 to reduce the carrying value of its net deferred tax asset. The Company’s 2018 effective income tax rate was reduced by an estimated 11% to 21% due to the net impact of the federal tax reform. In response to this reform, Berkshire announced one time employee bonuses and community support contributions which were recorded in 2017. The Company also increased its hourly minimum wage to $15.00 per hour at the beginning of 2018.

Purchased loan accretion accounted for 17% of pretax earnings in 2018 and 15% of pretax earnings in 2017. The Company anticipates this revenue source will decrease significantly in 2019. In order to support future earnings, the Company has initiated a strategic review targeted for the first half of 2019. This review is expected to include: (1) balance sheet composition; (2) line of business profitability; (3) expense structure; and (4) capital management.

Berkshire’s longtime CEO and President, Michael Daly, resigned from the Company on November 26, 2018 pursuant to a Resignation and Separation Agreement. Richard Marotta, the Bank’s President, was promoted to the positions that Mr. Daly had held. Sean Gray, the Bank’s Chief Operating Officer, was promoted to President of the Bank. During 2018, Mr. Marotta initiated a diversity and inclusion initiative, and the Company also appointed a Corporate Social Responsibility (“CSR”) Officer. In 2018, the Company implemented the Massachusetts equal pay law. In the third quarter, the Company received an Impact2030 award from the United Nations, citing its support of volunteerism.

On December 11, 2018, the Company entered into an agreement to acquire SI Financial Group (“SI Financial”), the parent of Savings Institute Bank & Trust, a $1.6 billion bank headquartered in Willimantic, Connecticut with 23 branch offices serving Eastern Connecticut and Southern Rhode Island. Under this agreement, each outstanding SI Financial common share will be exchanged for 0.48 Berkshire common shares. This business combination is targeted to be completed in the second quarter of 2019, subject to shareholder and regulatory approval. This is viewed as a complementary market extension business combination that expands Berkshire’s presence in Southeastern New England, adding a stable deposit franchise and targeting attractive earnings accretion.

Berkshire increased its quarterly common stock cash dividend by 5% to $0.22 per share in January 2018, and the common stock dividend was further increased by 5% to $0.23 per share in January 2019. In June, Berkshire’s stock was added to the S&P 600 SmallCapR index; this index tracks U.S. small cap companies and is included in the S&P Composite 1500R index. This event widened the visibility of Berkshire’s stock. During 2018, the Company obtained an investment grade senior debt rating from a recognized credit rating agency.

U.S and regional economic growth were elevated in 2018 compared to prior years. U.S. unemployment fell to the lowest rate in nearly 50 years. The Company’s asset quality and credit performance remained favorable throughout the year. The Federal Reserve Board increased its target Federal Funds interest rate by 0.25% in each quarter, with the target standing at 2.5% at year-end. The yield curve flattened, with the ten year treasury rate increasing to 2.63% from 1.76% over the course of the year. Deposit competition intensified and lending spreads remained pressured in this environment. Residential mortgage volumes declined and gain on sale margins remained under pressure. While the Company’s interest rate risk position was generally neutral in its static models, the growth of its business and focus on the competitive Eastern Massachusetts markets resulted in margin pressures as it utilized wholesale funding to build scale, market share, and overall efficiencies across its business lines.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2018 AND 2017
Summary: Berkshire offers a competitive mix of loan and deposit products to serve the retail and commercial markets in its regions, and in certain national specialty lending markets. Net interest income from these products is its primary revenue source; the related staff, facilities, and systems are its primary operating expenses. The Company emphasizes services and fee revenue business to deepen market and wallet share, diversify revenues, and lessen the requirement for balance sheet liquidity and capital resources. The Company has expanded its wholesale lending and deposit practices to provide more product and balance sheet flexibility. The Company’s current strategic review includes an assessment of the balance sheet structure and capital management to support earnings and profitability metrics while also supporting liquidity, capital, and interest rate sensitivity objectives.

Total assets increased by $641 million, or 6%, to $12.2 billion in 2018. This was driven by a 9% increase in total loans and was funded primarily by borrowings, together with a 3% increase in deposits. Shareholders’ equity increased by 4%, and measured $33.30 per common share at year-end. The non-GAAP measure of tangible equity per common share increased by 7% to $21.15, with tangible equity growth outpacing the rate of growth in total assets.

Investment Securities. Berkshire’s goal is to maintain a high quality portfolio consisting primarily of liquid investment securities with managed durations. The portfolio generates interest income and provides additional liquidity and interest rate risk management flexibility. The portfolio is managed to contribute to earnings per share and return on equity, taking into account regulatory risk classifications.
The Company continuously evaluates the portfolio’s size, yield, diversification, risk, and duration. The newly initiated strategic review in 2019 will include a reassessment of the contribution of this portfolio towards the Company’s portfolio objectives.

The securities portfolio was unchanged at $1.9 billion in 2018, with no significant changes in its composition. Some agency mortgage backed securities were shifted from pass throughs to collateralized mortgage backed obligations, and tax advantaged securities declined modestly. The fully taxable equivalent yield of municipal securities decreased due to federal tax reform, but the portfolio generally continued to meet the Company’s earnings and liquidity objectives. Marketable equity securities increased modestly. Based on the adoption of ASU 2016-01 in 2018, unrealized equity gains/losses are reported in current period earnings, and are excluded from the Company’s non-GAAP measure of adjusted earnings. A stock market decline resulted in a $4 million unrealized loss on equity securities recorded to 2018 income. The total net unrealized loss on the investment portfolio was 1.2% of cost at year-end 2018, compared to a 0.6% net unrealized gain at year-end 2017. This reflected generally lower bond prices due to the higher interest rates prevailing at the end of 2018.

The fourth quarter portfolio yield decreased year-to-year to 3.38% from 3.55%, while the full year yield decreased to 3.33% from 3.43%. Due to the federal tax reform, the Company had estimated that the fully taxable equivalent yield of the securities portfolio would decrease by approximately 0.15%. This is primarily due to the municipal bond portfolio, which continues to meet the Company’s profitability objectives despite the lower taxable equivalent yield. The year-end weighted average life of the bond portfolio increased slightly to 5.8 years from 5.5 years. The Company estimates that the average life of the portfolio would increase to 7.9 years in the event of a 300 basis point increase in interest rates. During the year, there were no impairments recorded and all securities were performing.

Loans. Berkshire is expanding and deepening retail and commercial lending activities through organic growth and acquisitions, including a focus on specialized lending. The Company uses secondary markets and a growing network of financial institution partners in managing and diversifying its portfolio, as well as supporting its fee income objectives and managing its capital and liquidity.

Total loan growth of 9% in 2018 resulted from 6% commercial loan growth and 22% residential mortgage growth. Berkshire recruited commercial banking leadership for its expanding Eastern Massachusetts region and in its new Mid-Atlantic markets. The Company’s goal is to gain market share based on its expansion into these large and growing markets, including its positioning as the largest regional bank with corporate headquarters in Boston. Residential mortgage growth was primarily related to Eastern Massachusetts relationship oriented mortgages. The Company continues to sell its national mortgage originations into the secondary market on a servicing released basis. Consumer loans decreased by 3% in 2018 due to price competition from national and nonbanking sources in the ongoing economic expansion.

For the longer term, the Company’s primary lending focus is on its commercial banking business across its franchise footprint. Commercial loans constituted 59% of total loans at year-end 2018. Berkshire’s total non-owner occupied commercial real estate exposure measured 238% of regulatory capital at period-end, compared to 270% at the start of the year and compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 34% of bank regulatory capital at year-end 2018, compared to 40% at year-end 2017, and compared to the 100% regulatory guideline. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the monitoring thresholds even though it is well margined below those thresholds.

Berkshire’s commercial specialty lending includes asset based lending ("ABL"), business equipment lending, and SBA lending. ABL outstandings totaled $452 million at year-end 2018. Business equipment loans, through Berkshire’s Firestone division, totaled $265 million at year-end 2018. The Bank originates SBA 7(a) loans for sale through its 44 Business Capital division (primarily in the mid-Atlantic area), as well as direct loans by its business banking teams throughout its regions. Based on the annual SBA national originations rankings as of September 30, 2018, Berkshire was among the top 30 originators both in loan count and dollars loaned. Most earnings related to SBA lending are included in loan fee income arising from the sale of guaranteed portions of SBA loans.

The full year loan yield increased by 0.39% to 4.74% in 2018, reflecting the benefit of higher interest rates as well as the contributions from the fair value marked Commerce loans. Purchased loan accretion contributed 0.27% to the 2018 loan yield, compared to 0.21% in the prior year. Most of the portfolio growth in 2018 was in lower yielding residential mortgages, which declined slightly in yield from the fourth quarter of 2017. The fourth quarter loan yield was 4.94% in 2018, compared to 4.47% in 2017.

The repricing terms of the total loan portfolio shortened slightly in 2018, with 43% repricing in one year, 22% in one to five years, and 35% over five years. Growth in variable rate commercial loans generally offset growth in long maturity residential mortgages.

Asset Quality. Berkshire’s Chief Risk Officer and the Risk Management and Capital Committee of the Board oversee risk management and asset quality. This includes setting loan portfolio objectives, maintaining sound underwriting, close portfolio oversight, and careful management of problem assets and potential problem assets. Additionally, merger due diligence is an integral component of maintaining asset quality. Acquired loans are recorded at fair value and are deemed performing regardless of their payment status. Therefore, some overall portfolio measures of asset quality are not comparable between years or among institutions as a result of recent business combinations. A general goal is to achieve significant resolutions of impaired loans acquired in bank mergers primarily in the first two years following the acquisition date. Berkshire’s asset quality has reflected its strong credit disciplines together with the generally favorable economic environment in the extended U.S. recovery and asset values supported by the low inflation environment.

Asset quality metrics remained favorable during the year. At period-end, non-performing assets were 0.28% of total assets. Net loan charge-offs were 0.18% of average loans in 2018. The balance of troubled debt restructurings decreased to $27 million at year-end from $42 million at the start of the year. At year-end, the total contractual balance of purchased credit impaired loans was $124 million, with a $47 million carrying value. This balance includes taxi medallion loans acquired at a significant discount from Commerce Bank, with a net carrying value less than $30 million at year-end 2018. Due to successful asset recoveries during 2018, the total balance of purchased credit impaired loans declined from a $209 million contractual amount and a $97 million carrying value at the start of the year.

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

The Company considers the allowance for loan losses appropriate to cover probable incurred losses which can be reasonably estimated and which are inherent in the loan portfolio as of the balance sheet date. Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. The fair value of acquired loans includes the impact of estimated loan losses for the life of the portfolio, including subjective assessments of risk. A loan loss allowance is recorded by the Company for the emergence of new probable and estimable losses relating to acquired loans which were not impaired as of the acquisition date. In the first period of combined operations, the Company may also establish an environmental component of the allowance related to newly acquired loans. Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions. Loans acquired in business combinations totaled $1.7 billion, or 19% of total loans at year-end 2018, compared to $2.2 billion, or 26% of total loans at year-end 2017.

The loan loss allowance increased by $10 million, or 19%, to $61 million in 2018. The allowance increased to 0.68% percent of loans at year-end 2018, compared to 0.62% at year-end 2017, due to a decline in the percentage of acquired loans noted above. For business activities loans, the ratio of the allowance to loans increased slightly to 0.76% from 0.75% of related loans. For acquired loans, this ratio increased to 0.32% from 0.27%. The year-end allowance coverage of net charge-offs remained unchanged at 3.9X. The allowance provided 1.9X coverage of year-end non-accrual loans in 2018 compared to 2.3X in 2017.

The credit risk profile of the Company’s loan portfolio is described in Note 6 - Loan Loss Allowance of the Consolidated Financial Statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Including acquired loans, they totaled $189 million, or 1.5% of total assets at year-end 2018, compared to 1.6% at year-end 2017. An increase in criticized loans from business activities was offset by a decrease in criticized acquired loans. The increase in non-accruing loans was offset by a decrease in special mention loans. Approximately 45% of the $32 million balance of non-accrual loans was related to one commercial real estate relationship in the Company’s footprint which became delinquent during the year and is viewed as adequately secured by real estate and which does not require a specific impaired loan reserve.

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. In 2018, potential problem loans increased to $61 million from $37 million at the start of the year. This was primarily due to several existing commercial relationships in the $2-5 million range with no geographic or borrower type concentrations. Criticized commercial loans from business activities measured $107 million, or 2.6% of related loans, at year-end 2018.

As discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements, in June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. At the date of adoption, the Company expects to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

Other Assets. Short term investments decreased to $82 million from $158 million in 2018 due to lower overnight liquidity needed for the acquired Commerce payroll processing business as of that date. Residential mortgages held for sale decreased due to lower originations volumes. Due to the fourth quarter 2018 decline in the Company’s stock price and in bank stocks overall, the Company performed tests for impairment of goodwill at year-end, and the book balance was not deemed impaired as a result of this analysis. Beginning in 2019 pursuant to the adoption of ASU 2016-02, qualifying operating leases will be recorded to the balance sheet.

Deposits. Berkshire views its deposit programs as central to its funding and market management goals. Retail and commercial strategies focus on transaction accounts as being key to customer relationships. Interest bearing deposit products are positioned to be competitive while offering local convenience and the safety of FDIC insurance. Due to the impacts of technology on mobile and electronic banking, preferred customer channels are shifting and the Company seeks to maximize the benefits it offers as a local provider with the scale to compete with the delivery channels of national bank and nonbank competitors. The Company has been active in shifting the number, location, and configuration of its offices and customer facing staff in order to move with its markets and to reduce overhead related to older channels that are now less favored. Current initiatives include the expansion of virtual tellers and MyBankers. The Company has also utilized brokered time deposits as an additional funds source to complement its other strategies, manage its funding costs, and to support interest rate risk management goals. With the Commerce acquisition, the Company added a specialty payroll processing business line that processes payments for payroll service bureau customers. In 2017, Berkshire added a senior government banking professional to provide more outreach to municipal accounts in the Company’s regions. The Company has also added a senior international banking professional who is augmenting the Company’s payments related business.

Berkshire’s deposits increased in 2018 by 0.2 billion, or 3%, to $9.0 billion. This increase was due to a $0.3 billion increase in brokered time deposits to support loan growth. The level and mix of deposits changes daily depending on the timing of payroll cycles. Payroll related deposits were $0.5 billion both at the start and at the end of 2018.

Berkshire uses brokered deposits flexibly in combination with short term borrowings in managing its liquidity position and earnings objectives. Brokered deposits are sometimes the most efficient funding in terms of rate and maturity based on asset liability objectives. Brokered time deposits totaled $1.4 billion at year-end 2018, compared to $1.1 billion at the start of the year, and measured 16% of total deposits at year-end. At year-end, estimated uninsured deposits totaled $2.8 billion. The average fourth quarter cost of deposits increased to 1.07% from 0.66% in 2018 compared to 2017. This increase was in line with the Company’s modeling for interest rate increase scenarios. The interest sensitivity of deposits in the current environment of expected future rate increases is a significant uncertainty in the banking industry, following the years of unusually low interest rates. The Company believes that it can benefit from the diverse regional conditions in which it operates, and also continues to emphasize relationship and transactions accounts to manage potential future deposit cost increases.

Early in 2018, Berkshire opened two branch offices - one in Simsbury, Conn., and one in Malta, N.Y. The Company has identified six branch offices for consolidation early in 2019. The Bank is deploying its virtual teller technology in new offices and targeted existing offices. Berkshire continues to diversify its distribution network, including expanding its MyBanker and private banking teams and integrating more closely with its wealth management, investment services, small business, insurance, and other business lines. At year-end, the Bank had four offices operating in metro Boston, which serve the expanding regional team located at the new corporate headquarters on State Street.

Borrowings and Other Liabilities. Nearly all of Berkshire’s senior borrowings at year-end were provided by the Federal Home Loan Bank of Boston under established relationship programs. The FHLBB is secured by a general pledge of assets primarily consisting of mortgage backed securities and residential mortgages. The Bank uses FHLBB borrowings and short term investments to manage overnight liquidity and generally to provide funding for its growth. Other components of the Bank’s wholesale funding program include correspondent banks and brokerages, and brokered deposits. For contingency liquidity purposes, the Bank has short term credit arrangements with the Federal Reserve Bank and with certain national banks and brokerages, and the holding company maintains a line of credit. There has been no regular ongoing use of these arrangements. The Company evaluates its use of borrowings and of wholesale funds in general in managing its liquidity and strategic growth plans. This is further discussed in the following section on Liquidity.

Total borrowings increased by $0.4 billion, or 33%, in 2018, to help fund loan portfolio growth. Most borrowings are short term. The weighted average interest rate on borrowings was 2.67% in the fourth quarter of 2018, compared to 1.81% in the fourth quarter of 2017. This increase was due to the increase in short term market interest rates during the year. Due to the increased use of borrowings in 2018, and to higher interest rates, the overall cost of funds increased to 1.31% in the fourth quarter of 2018 compared to 0.81% in the fourth quarter of 2017.

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

The notional balance of derivative financial instruments increased to $3.3 billion at year-end 2018, compared to $2.5 billion at year-end 2017. This increase was due to a $908 million increase in economic hedges related to commercial loan interest rate swaps. The commercial loan interest rate swap derivatives include back to back hedges with national bank counterparties, along with risk participation agreements with dealer banks. This represents a 43% increase related to strong customer demand during the year. Derivatives related to mortgage banking decreased by $115 million during the year due to a lower volume of mortgage originations. The net fair value of derivatives decreased to $2 million from $3 million during the year due to the lower mortgage pipeline volume at year-end 2018.

Stockholders’ Equity. Berkshire pursues a balance of capital to maintain financial soundness while using common equity efficiently with the goal to produce a strong return on equity and a strong return on tangible equity to support opportunities for franchise growth. Long run growth in dividends and in both book value and tangible book value per share are also viewed as elements for shareholder value creation. A sound capital structure reduces risk and enhances shareholder return and access to capital markets to support the Company’s banking activities and the markets that it serves. In its payment of dividends, management of treasury shares, issuance of equity compensation, and balancing of capital sources, the Company strives to achieve a capital structure that is attractive to the investment community and which satisfies the policy and supervision purposes of the Company’s regulators. When Berkshire negotiates business combinations, it generally targets to use its common shares as a significant component of merger consideration and to balance the mix of cash and stock to arrive at targeted capital metrics based on the characteristics of the combined banks. The Company’s common stock is listed on the New York Stock Exchange. Its preferred shares are non-voting conditionally convertible stock owned by one holder which is also the Company’s largest non-institutional holder of common stock as a result of the Commerce acquisition. These holdings are restricted pursuant to an agreement filed with the SEC.

Total shareholders’ equity increased by $57 million (or 4%) to $1.6 billion in 2018 primarily due to the benefit of retained earnings. The non-GAAP measure of tangible equity increased by 7% based on internal capital generation, and slightly exceeded the 6% increase in total assets. The Company focuses on its internal generation of tangible equity to support growth and dividends, as well as to support merger and other non-operating charges. The ratio of equity to assets decreased to 12.7% from 12.9%, and the non-GAAP ratio of tangible equity to assets increased to 8.6% from 8.5%. At year-end, the Company had a pending agreement to acquire SI Financial Group. If the merger is completed, each outstanding share of SI Financial common stock will be converted into the right to receive 0.48 shares of the Company's common stock. The Company expects to issue approximately 5.7 million shares as merger consideration.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Summary: Berkshire achieved record revenue, earnings, and return on assets in 2018. GAAP results included significant charges viewed as non-operating. Based on its non-GAAP adjusted measures, discussed below, Berkshire produced improvement in its earnings per share and ROA measures, which are its primary strategic focus.

Net income increased in 2018 by $51 million, or 91%, to $106 million. Adjusted net income increased by $35 million, or 38%, to $125 million. On a per share basis, net income increased by 65% to $2.29 and adjusted net income per share increased by $0.42, or 18%, to $2.71. This adjusted earnings per share result was consistent with the Company’s plan at the start of the year.

Operations in 2018 benefited from the lower federal tax rate, which reduced the Company’s effective tax rate by an estimated 10.8%. This benefited adjusted net income by approximately $17 million, or $0.37 per share, and contributed significantly to the year-over-year targeted increase in per share results. This target took into account an estimated $0.03 per share cost of an increase in the minimum wage to $15/hour which was adopted by the Company when the federal tax reform was announced. It also considered the impact of the tax reform on market pricing margins and on the supply and demand for tax advantaged revenue sources, both of which were expected to be adversely affected by tax reform.

The operating results of the Company further benefited from a full year of fully integrated First Choice operations in the Mid Atlantic and a partial year of the fully integrated Commerce operations in Eastern Massachusetts. The successful integrations of these business combinations were a critical focus for the Company. Operating results also benefited from organic loan growth and improved efficiency resulting from increased business scale. Additionally, most restructuring actions were expected to benefit subsequent earnings, including restructuring actions in 2017 and 2018.

Operating results were negatively impacted by the $19 million decrease in mortgage banking revenue due to lower demand and heightened competition. This negative impact was significantly offset by higher purchased loan accretion resulting from unanticipated high levels of recoveries of purchased credit impaired loans. Total purchased loan accretion measured $23 million in 2018, compared to $15 million in the prior year. The Company expects that the contribution from purchased loan accretion will decrease significantly in 2019 and later years. A strategic review has been initiated to identify opportunities to offset the negative impact of this reduction and lower mortgage banking revenue on earnings in 2019 and beyond.

The GAAP return on assets improved to 0.90% in 2018, while the non-GAAP adjusted return on assets measured 1.07%. The return on equity improved to 6.8%, while the non-GAAP measure of adjusted return on tangible common equity improved to 13.5%. This latter ratio is an important measure of the generation of internal capital to support organic growth and dividends. The efficiency ratio improved to 58.3% from 60%.

As noted previously, Berkshire uses a non-GAAP measure of adjusted net income to supplement its evaluation of its operating results. Adjusted net income excludes certain amounts not viewed as related to normalized operations. These items are primarily related to acquisition expenses. Berkshire views its net acquisition related costs as part of the economic investment for its acquisitions. These investments are intended to contribute to long term earnings growth and franchise value. Other significant charges excluded in 2018 were related to the core systems contract restructuring, a legal settlement, and the CEO transition. Charges excluded from the 2017 adjusted earnings measure included contract termination costs for premises restructuring and the termination of hedges. These were mostly offset by the realization of gains on the sale of equity securities. The Company also recorded an $18 million charge in 2017 for the provisional write-down of its net deferred tax asset following the enactment of federal tax reform near year-end. This reform was viewed as positive for shareholder value due to the reduction in the federal statutory tax rate beginning in 2018. Berkshire also makes references to adjusted revenues and adjusted expenses in its discussion of operating results. Please see the Non-GAAP reconciliation section of this report for more discussion and information about adjusted net income and other non-GAAP financial measures discussed in this report.

Operations in 2018 included purchased loan accretion totaling $23 million, which accounted for approximately 17% of pre-tax earnings. The contribution in 2017 was $15 million. The Company expects that the contribution from purchased loan accretion will decrease significantly in 2019 and later years. A strategic review has been initiated to identify opportunities to offset the negative impact of this reduction on earnings in 2019 and beyond.

Berkshire’s 2018 results included the Commerce operations acquired in October 2017, and systems conversion and merger integration activities were completed by midyear 2018. Due to the Commerce acquisition, most measures of revenue, expense, income, and average balances increased in 2018 compared to 2017. The year 2018 was also the first full year of the fully integrated First Choice operations, which were acquired in December 2016 and fully integrated by midyear 2017. Per share measures were affected by the issuance of shares as merger consideration. Both of these acquisitions were targeted to be accretive to earnings and earnings per share when fully integrated, and to provide a long term double digit return on equity.

Total Net Revenue. Berkshire evaluates its top line with the measure of net revenue, which is the sum of net interest income and non-interest income. The Company also measures adjusted net revenue and adjusted net revenue per share in evaluating its growth strategies, operations, and strategies for generating improved profitability.

Total net revenue increased in 2018 by $49 million, or 12%, to $469 million. On a pro-forma basis, as set forth in the 2017 Consolidated Financial Statements, total 2017 revenue including the Commerce operations measured $480 million. Operations in 2018 resulted in a revenue decline from this pro forma 2017 amount, with a positive net interest income variance which was more than offset by a decline in mortgage banking revenue. Organic loan growth produced a $13 million increase in net interest income to $359 million in 2018 compared to the $345 million pro forma 2017 amount. Non-interest income in 2018 totaled $110 million, compared to $135 million in the 2017 pro forma statement. This decrease was primarily due to a $19 million year-over-year decrease in mortgage banking revenue. Total revenue per share increased by 4% to $9.85 in 2018 compared to $9.44 in 2017.

Net Interest Income. Net interest income is the primary contributor to revenue. Berkshire targets growth in net interest income based on increased business volumes related to market share gains in its markets. Pricing disciplines for loans and deposits target a balance of market share and profitability objectives, while taking into account credit, liquidity, and interest rate sensitivity objectives. The Company also borrows to fund an investment portfolio to contribute to income and profitability, together with other balance sheet objectives. Assets and liabilities acquired in business combinations are marked to market for carrying value and yield, and balance sheet adjustments are often made at or following the acquisition date to integrate the acquired balance sheet with the Company’s balance sheet. Net interest income includes significant components related to the amortization of purchase accounting adjustments and deferred items. The most significant component is purchased loan accretion related to recoveries on the resolution of acquired impaired assets, where Berkshire has regularly posted significant gains that are included in net interest income. These gains are difficult to forecast and are highly variable from quarter to quarter, and generally reflect the Company’s strong asset management capabilities and strong focus on resolving purchased credit impaired loans. The chief focus of the Company’s market risk assessment in the sensitivity of net interest income to changes in interest rates.

Net interest income increased by $65 million, or 22%, to $359 million in 2018 compared to $295 million in 2017 and to $345 million in the pro forma 2017 statement. This income growth was due to the 20% increase in average earning assets, including the benefit of the Commerce assets, together with organic loan growth in 2018. The net interest margin was unchanged at 3.40% in both 2018 and 2017. Measured before accretion, the net interest margin decreased in the second half of the year as higher cost borrowings were used to fund loan growth. The contribution from purchased loan accretion measured 0.22% in 2018 and 0.17% in 2017. This contribution is expected to decrease significantly beginning in 2019. The $23 million in total purchased loan accretion in 2018 included approximately $18 million related to Commerce loans and $4 million related to First Choice loans. The $23 million in 2018 accretion included approximately $12 million of recoveries, $7 million of scheduled purchased impaired loan accretion, and $4 million in accretion related to the interest rate mark on non-impaired loans. The balance of accretable yield on purchased credit impaired loans totaled $3 million at year-end 2018 compared to $12 million at the start of the year.

The margin before accretion in the final quarter of the year measured 3.11%. Due to higher market interest rates, most categories of loans and deposits had higher interest rates in the fourth quarter of 2018 compared to the same quarter of 2017. The fourth quarter yield on earning assets before loan accretion increased year-over-year by 0.30% to 4.35%. Higher growth in lower yielding residential mortgages partially offset the gain in yield from higher interest rates. The fourth quarter cost of funds increased over this interval by 0.50% to 1.31% from 0.81%. The cost of deposits increased by 0.41% to 1.07%. This deposit cost increase was within the range of the Company’s estimates of interest rate sensitivity.

Berkshire’s sensitivity to interest rates is discussed in Item 7A. Generally, its loan assets tied to LIBOR and prime adjust quickly to interest rate increases, as do short term borrowings, while deposit rates move in line with market forces which have been slower to react. The competitive environment in the northeast pressured spreads on both loans and deposits during the year.

Non-Interest Income. Most of Berkshire’s non-interest income is fee income, including various revenue sources related to its operations. Berkshire focuses on fee income to build more enduring customer relationships, to diversify away from potential volatility in net interest income, and to increase return on assets and on equity. Fee income is the primary revenue source for two of the Company’s national lending businesses - mortgage banking and SBA lending. Both of these business lines originate loans primarily for sale into the secondary market, and their sales gains are included as a component of fee income.

Fee income decreased by $13 million, or 11%, in 2018 due to a $19 million, or 35%, decrease in mortgage banking revenue. This reflected a downturn in industry demand and increased competition as the industry goes through consolidation due to widespread operating losses. Additionally, fintech providers have gained more market share with their digital offerings. The 35% decrease in mortgage banking revenue was partially offset by expense reduction, including a reduction in the range of 20-25% in mortgage banking FTE staff over the last year. Berkshire’s total loans originated for sale decreased by 15% to $2.0 billion.

Loan related fee income increased by 13% and deposit related fee income increased by 10% in 2018. The $24 million in loan related fees included a record $9 million in SBA loan sale gains as Berkshire’s team further improved its position among the top 30 SBA 7(a) loan producers in the U.S. Due to the federal government partial shutdown at the end of 2018, some SBA loan originations could not be certificated for sale in the fourth quarter. Commercial loan interest rate swap fees also increased to a record $9 million as demand for fixed rate swaps increased in the environment of rising interest rates. Deposit related fees increased to $30 million including the acquired Commerce operations. In crossing the $10 billion asset regulatory threshold, the Bank lost card related fee income as a result of price restraints mandated by the Durbin Amendment to the Dodd-Frank Act. The Company estimates that this reduces card fee income by $5 million per year, and it became effective on July 1, 2018.

Other non-interest income in 2017 included $13 million in gains realized on the sale of equity securities and a $7 million loss on the termination of interest rate hedges. Berkshire recorded $4 million in unrealized equity securities losses in 2018 based on new accounting rules effective in 2018 requiring that current period unrealized equity security gains and losses be recorded to current period income. The 2018 losses were a result of a market reduction in bank equities' prices in the second half of the year. Securities gains/losses and hedge termination costs are excluded from the Company’s non-GAAP adjusted earnings measure. The category of Other Non-Interest Income includes income accrued on bank owned life insurance as well as any death benefits paid. This category also includes the amortization of tax credit investments related to tax credit benefits recorded to income tax expense. The category of Other Non-Interest Income category swung from a $3 million net charge in 2017 to a $4 million credit to income in 2018 due primarily to lower tax credit investment activity and higher insurance death benefit income.

Provision for Loan Losses. The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The level of the allowance was included in the discussion of financial condition. The provision for loan losses increased by $4 million, or 21%, to $25 million in 2018. The provision for loan losses exceeded net loan charge-offs and resulted in an increase in the loan loss allowance to 0.68% of total loans at year-end, compared to 0.62% at the start of the year.

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

Non-interest expense includes amounts viewed by the Company as not related to ongoing operations. These expenses are excluded from the Company’s non-GAAP measure of adjusted expense. The primary component of these expenses is merger related expense, which totaled $9 million in 2018 and $25 million in 2017. Merger expenses were primarily related to the Commerce acquisition in 2018 and the First Choice combination in 2017. For both of these business combinations, the Company estimates that merger costs were within its original projections. In 2018, other expenses excluded from adjusted expenses included $8 million for core systems contract restructuring costs, $3 million for a legal settlement, and $1.5 million for the CEO transition. The core systems restructuring included a full core systems technology assessment and a competitive vendor selection process. The restructured contract is targeted to provide more flexibility in developing technology and integrating third party solutions, together with improved efficiency and lower costs related to growth. The Company recorded restructuring and other expense totaling $7 million in 2017, which was primarily related to premises lease terminations as the Company has reduced its rented space. In 2017, the Company recorded $3 million in employee and community investment expense for initiatives undertaken due to the federal tax reform. Total expenses excluded from the measure of adjusted expenses totaled $22 million in 2018 and $35 million in 2017.

Including the acquired Commerce operations, total non-interest expense increased by $11 million, or 4% in 2018. Adjusted expense, excluding the items discussed above, increased by $23 million, or 9%. Expenses in 2018 benefited from a full year of First Choice cost saves, which were targeted at $15 million annualized and a partial year of Commerce cost saves, which were targeted at $8 million. For both mergers, the Company estimated that it met or exceeded its targets for merger related cost saves. Expenses in 2018 also benefited from the restructuring projects in both 2017 and 2018. The efficiency ratio improved to 58.3% in 2018 from 60.0% in 2017. The Company’s current strategic review includes a focus on line of business profitability and expense structure with an objective to achieve the targeted efficiency ratio of 60% or better despite revenue pressures previously noted. Full time equivalent staff at year-end 2018 totaled 1,917 positions including 432 mortgage banking positions. This is down from 1,992 positions including 513 mortgage banking positions at year-end 2017. Excluding mortgage banking, all other FTE staff was essentially flat, with Commerce related reductions offset by staff recruitment to support Eastern Massachusetts expansion and infrastructure to support operations above the $10 billion asset size.

Income Tax Expense. Income taxes are discussed in a note to the Consolidated Financial Statements; this note is important to an understanding of the results of operations. The effective tax rate measured 21% in 2018 for both GAAP income and adjusted income. The GAAP tax rate of 45% in 2017 included the $18 million charge to write-down the net deferred tax assets as a result of the federal income tax reform near year-end. Before this charge, the effective tax rate in 2017 was 26%. As previously noted, federal income tax reform reduced the Company’s effective tax rate in 2018 by an estimated 11% compared to what it would have been without tax reform.Without this tax reform, the Company’s effective tax rate would have increased in 2018 due to its larger size and higher pretax income in relation to the tax advantaged income sources consisting primarily of tax exempt investment income, life insurance income, and investment tax credits.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income was a loss due mainly to unrealized losses on bonds in the investment portfolio as interest rates have increased over the last two years. Net of this unrealized loss, total comprehensive income was $93 million in 2018 and $50 million in the prior year.

Quarterly Results. Quarterly results for 2018 and 2017 are presented in a note to the Consolidated Financial Statements. Results for all of these periods have been discussed in previous SEC Forms 10-Q and 10-K, except for operations in the fourth quarter of 2018. The second and third quarters of each year are often the strongest quarters due to seasonal mortgage banking volume and higher general business activity during the spring and summer. Quarterly results also vary depending on the timing of expenses that are excluded from the measure of adjusted earnings, including especially merger related expenses. Quarterly results are also affected by the timing of recoveries of purchased credit impaired loans. The first quarter of 2017 was the first full quarter including the First Choice operations acquired in December 2016. The first quarter of 2018 was the first full quarter including the Commerce operations acquired in October 2017. The Company’s non-GAAP measure of adjusted earnings per share showed results generally improving sequentially due to positive contributions from acquisitions, organic growth, and tax reform. Quarterly EPS peaked in the second quarter of 2018 and subsequently declined due to growing weakness in mortgage banking and rising funding costs. The Company initiated a strategic review at the beginning of 2019 as a result of potential further pressure on operating results due mainly to an expected decrease in purchased loan accretion.

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

Berkshire’s 2017 results included the First Choice operations acquired in December 2016, including the targeted efficiencies which resulted from the integration of these operations in 2017. Results also included the Commerce operations acquired in October 2017, and the Company is targeted efficiencies in 2018 from integration of those operations. Due to these business combinations, most measures of revenue, expense, income, and average balances increased in 2017 compared to 2016. Additionally, per share measures were affected by the issuance of shares as merger consideration, together with the stock offering in May 2017 which was simultaneous with the Commerce announcement. All acquisitions were targeted to be accretive to earnings and earnings per share when fully integrated, and to provide a long term double digit return on equity.

Net income decreased in 2017 by 6% to $55 million, while adjusted net income increased by 33% to $91 million. On a per share basis, net income decreased by 26% to $1.39, while adjusted net income increased by 4% to $2.29. The Company targets ongoing improvement in this measure to benefit from its investments in organic growth and acquisitions, and to improve profitability. Return on assets decreased by 24% to 0.56%, while adjusted return on assets increased by 8% to 0.93% as the Company moved closer to its target of 1.00% or higher. The federal tax reform and efficiencies from the Commerce integration were targeted to support further improvement in this measure in 2018.

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

Total Net Revenue. Total net revenue increased in 2017 by $122 million, or 41% to $420 million. On a pro-forma basis, as set forth in the Consolidated Financial Statements, total 2017 revenue including the Commerce operations reached $480 million, with non-interest income providing 28% of total revenue. Revenue growth in 2017 included a 27% increase in net interest income and a 79% increase in fee income. Total revenue per share increased by 11% to

$10.59, and on a pro forma basis with Commerce this measure increased to $10.81. These changes indicated the combined impact of the Commerce and First Choice acquisitions on Berkshire’s scale and business mix.

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

Non-Interest Income. Fee income increased by $54 million, or 79% in 2017, and totaled $123 million for the year. Mortgage banking fees increased by $47 million to $54 million, representing the first full year of the acquired First Choice national mortgage banking operations. Berkshire originated $2.4 billion in total held for sale mortgages in 2017.

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

Non-Interest Expense. Non-interest expense includes amounts viewed by the Company as not related to recurring operations. These expenses are excluded from the Company’s non-GAAP measure of adjusted expense. The primary component of these expenses is merger related expense, which totaled $25 million in 2017 and $14 million in 2016. These expenses related mostly to the Commerce and First Choice acquisitions. The Company had targeted $32 million in Commerce merger related expenses, of which $21 million was recorded in 2017. The Company recorded restructuring and other expense totaling $7 million in 2017 and $2 million in 2016, which was primarily related to premises lease terminations as the Company has right sized its facilities. In 2017, the Company recorded $3 million in employee and community investment expense for initiatives undertaken due to the federal tax reform. Total expenses excluded from the measure of adjusted expenses totaled $35 million in 2017 compared to $16 million in 2016.

Total non-interest expense increased by $96 million, or 47%, to $300 million in 2017. Adjusted expense, excluding items discussed above, increased by $77 million, or 41%, to $265 million. The largest expense growth was in compensation (46%), premises and technology (30%), and marketing (276%). The compensation and marketing expense changes were affected by the mortgage banking expense structure, which has higher variable compensation expense and marketing payments related to designated business channels. Expenses benefited from the First Choice integration, which was targeted to result in $15 million in annualized cost savings on completion of integration. The Commerce integration in 2018 was targeted to result in $8 million in such annualized savings. Expenses in 2017 also benefited from the restructuring initiatives early in the year which reduced ongoing overhead costs.

The efficiency ratio increased to 59.97% in 2017 from 58.27% in 2016. The acquired mortgage banking business operates with lower margins and therefore a higher efficiency ratio. The Company estimates that it operated with an efficiency ratio of approximately 56% in 2017 excluding mortgage banking. This demonstrated the ongoing benefit of the Company’s growth strategies. Berkshire had full time equivalent staff totaling 1,992 at year-end 2017, including the Commerce positions which were reported at 226 as of September 30, 2017. Berkshire reported 1,788 full time equivalent staff as of that date. Full time equivalent staff totaled 1,731 positions as of year-end 2016.

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

The 29% adjusted income tax rate on adjusted income in 2017 increased from 26% in 2016. This increase primarily reflected the increase in pre-tax adjusted income and the proportionately lower benefit of slower growing tax advantaged sources and a decrease in the benefit from investment tax credit programs. As the Company has grown, ongoing earnings growth has been a normal contributor to changes in the tax rate.

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

The primary liquidity need at the holding company is to support its capital structure, including shareholder dividends and debt service. Additionally, the holding company uses cash to support certain organizational expenses, stock purchases and buybacks, merger related costs, and limited business functions that cannot be performed at the Bank or the insurance subsidiary. The holding company primarily relies on dividends from the Bank to meet its ongoing cash needs. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Sources and uses of cash at the parent are reported in the condensed statements of the parent company included in the notes to the Consolidated Financial Statements. There are certain restrictions on the payment of dividends by the Bank as discussed in Note 1 - Shareholders' Equity and Earnings Per Common Share of the Consolidated Financial Statements. This amount is based on retained earnings of the Bank and is expected to be supplemented by future bank earnings in accordance with the statutory formula. Dividends by the holding company require notice and non-objection from the Federal Reserve Bank in the event that earnings are not sufficient to cover the dividend. There was no objection to the dividend declared on fourth quarter operations which resulted in a loss due to the charge recorded due to federal tax reform.

At year-end 2018, the holding company had $69 million in cash and equivalents, compared to $83 million at the start of the year. The Parent’s cash is held on deposit in the Bank. The Bank paid $46 million in dividends to the holding company in 2018, which was an increase from $39 million in 2016 due to the increase in common shareholders. The holding company has a $5 million unsecured line of credit, which was unused at year-end 2018. The holding company manages a portfolio of equity securities in support of the consolidated strategy for investments and asset liability management.

The Bank’s primary ongoing source of liquidity is customer deposits and wholesale funding, and the main use of liquidity is the funding of loans and lending commitments. Additional routine sources are repayments of loans and investment securities, and the sale of investment securities. The Bank targets to grow customer deposits by increasing its market share among its regions in order to sustain loan growth as a primary component of its strategy. Deposit strategies also consider relative deposit costs as well as relationship and market share objectives. The Bank’s acquisition strategy is also targeted to supplement business activities including bank acquisitions and acquisitions of branches. Additionally, the Bank utilizes wholesale funding sources, including borrowings and brokered time deposits. Around year-end 2017, the Bank recruited government banking and international banking professionals who are developing municipal, institutional, and commercial deposit sources in the future.

The Company monitors the loans/deposits ratio in assessing directional changes in its liquidity. Deposit concentrations are monitored as well. The Company also monitors the levels of its wholesale funding in relationship to total assets. Brokered deposits can be more volatile than customer deposits depending on Company and economic events. FHLBB borrowings are in the context of standard, long-term FHLB programs but overall availability is constrained by collateral tests.

The Company also monitors the liquidity of investment securities. The Bank relies on its borrowings availability with the FHLBB for routine operating liquidity, and has other overnight borrowing relationships for contingency liquidity purposes. The Bank has improved its collateral management to improve its credit availability with the FHLBB and the Federal Reserve Bank of Boston. The Bank has also expanded its interest rate swaps with national counterparties to provide fixed interest instruments to large commercial borrowers. The Company has strengthened its liquidity planning and management processes in conjunction with its overall growth and regulatory expectations.

In 2018, the Bank’s primary use of funds was loan growth and the primary source of funds was brokered deposits and short term FHLBB borrowings. The Bank’s total FHLBB unused borrowing availability was $1.1 billion at year-end 2018, which was unchanged from the prior year. The Bank scrubbed additional collateral assets for FHLBB eligibility during the year, which offset its higher usage of borrowings. The Bank is also expanding its list of approved correspondent banks and the availability of federal funds lines to the Company. While most investment securities are pledged as collateral, at year-end 2018, the Bank had $251 million in segregated and unencumbered securities available to provide additional liquidity if needed.

Berkshire operates a payroll deposit and transfer service, which works with payroll service bureau clients to accept their deposits and process ACH payments to their commercial customer employee accounts. The balances in this business fluctuate daily based on payroll cycles. As a result, the Bank’s daily cash management has expanded and it maintains additional focus on overnight liquidity and the management of daily cash clearing activity. During 2018, the average balance of these deposits was $324 million, with a high balance of $631 million and a low balance of $154 million.

The Bank utilizes the mortgage secondary market as a source of funds for residential mortgages which are sold into that market. Secondary market counterparties include federal mortgage agencies and selected U.S. financial institutions. The Bank works with third parties in hedging interest rate locks with to-be-announced mortgage backed securities and arranging commitments for the sale of individual loans to approved secondary market investors. Most sales are on a servicing released basis. Mortgage loans originated for sale in 2018 totaled $2.0 billion.

Berkshire has additionally developed financial institution banking relationships in and around its regions for the wholesale purchase and sale of seasoned loans. Berkshire’s financial institution banking has also expanded wholesale transactions of commercial loans, including purchases and sales of whole loans and participations in syndicated loan transactions.

The greatest sources of uncertainty affecting liquidity are deposit withdrawals and usage of loan commitments, which are influenced by interest rates, economic conditions, and competition. Due to the unusual and prolonged low interest rate environment prior to 2018, there is uncertainty about the behavior of deposits if interest rates increase at some future time as is anticipated. The Company believes that its market positioning and relationship focus will generally enhance the stability of its deposits, and it also models various scenarios for the purpose of contingency liquidity planning. The Bank manages the concentration of deposits from customers and in various regions and product types. The Bank relies on competitive rates, customer service, and long-standing relationships with customers to manage deposit and loan liquidity. Based on its historical experience, management believes that it has adequately provided for deposit and loan liquidity needs. Both liquidity and capital resources are managed according to policies approved by the Board of Directors and executive management and the Board reviews liquidity metrics and contingency plans on a regular basis. The Bank actively manages all aspects of its balance sheet to achieve its objectives for earnings, liquidity, asset quality, interest rate risk, and capital.

CAPITAL RESOURCES
The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s long term goal is to use capital efficiently to achieve its objective to become a higher performance company with a targeted return on equity exceeding 10%. A double digit return on equity is used to benchmark all lending and investment programs, together with all acquisition analyses. The Company seeks to maintain a competitive cost of capital and capital structure. The Company monitors its ratio of tangible equity/tangible assets. This ratio increased slightly to 8.6% in 2018 due to strong internal capital generation which supported asset growth, a higher dividend, and improvement in this ratio.

Berkshire views its internal return on tangible capital as the primary capital resource of the Company. The return on tangible equity averaged over 12% for the four years 2015-2018. The Company focuses on internal capital generation to support shareholder dividends and targeted organic growth and also to support non-operating charges and/or improvement in its capital ratios. The Company has maintained a universal shelf registration of capital securities with the SEC. The Company sometimes uses issuances of unregistered stock for targeted small contractual payments. The Company has an approved stock repurchase program for 500,000 shares. The Company normally uses common stock as a significant component of consideration for business combinations. The resulting stock issuances have meaningfully increased the float and market capitalization of the Company.

Due to the stock issuances in 2017, the Company had utilized most of its authorized common and preferred shares. In 2018, the Company obtained shareholder approval to amend the Certificate of Incorporation to increase authorized shares. As previously noted, the Company has a pending agreement to acquire SI Financial Group and to issue common stock as merger consideration. The Company has also announced that it has initiated a strategic review, which will include its capital structure and evaluate possible changes in its balance sheet and capital needed to support its operations.

The Company regularly evaluates the markets for capital instruments and views itself as well positioned to access additional capital in various ways if appropriate based on future changes in conditions. In 2018, the Company obtained an investment grade senior debt rating from a recognized credit rating agency. Additional discussion of the Company’s capital management is contained in the Shareholders’ Equity section of the discussion of Changes in Financial Condition in this report.

CONTRACTUAL OBLIGATIONS
The year-end 2018 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB borrowings (1)	$1,428,298	$1,268,882	$152,840	$5,165	$1,411
Subordinated notes	89,518	—	—	—	89,518
Operating lease obligations (2)	99,146	13,554	24,021	18,722	42,849
Purchase obligations (3)	93,173	13,523	25,083	22,081	32,486
Total Contractual Obligations	$1,710,135	$1,295,959	$201,944	$45,968	$166,264
_______________________________
Acquisition related obligations are not included.
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2038 and the rates vary by borrowing.
(2) Consists of leases, bank branches, and ATMs through 2039.
(3) Consists of obligations with multiple vendors to purchase a broad range of services.

Further information about borrowings and lease obligations is disclosed in Note 11 - Borrowed Funds and Note 16 - Other Commitments, Contingencies, and Off-Balance Sheet Activities of the Consolidated Financial Statements. Note 24 - Subsequent Events describes the Company’s contractual obligation under an agreement to acquire SI Financial Group which was pending as of year-end 2018.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. As previously reported in the discussion of changes in financial condition, Berkshire has outstanding derivative financial instruments and engages in hedging activities, and the fair value of these contracts is recorded on the balance sheet. The previously mentioned pending agreement to acquire SI Financial Group is expected to be recorded in the Company’s financial statements on completion of the merger agreement, which is expected to occur in the second quarter of 2019.

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

The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, marketable equity securities, and derivative instruments. These measurements were included in the previous discussion of changes in financial condition, and were generally based on Level 2 market based inputs. Non-recurring fair value measurements primarily relate to impaired loans, capitalized mortgage servicing rights, and other real estate owned. When measurement is required, these measures are generally based on Level 3 inputs.

Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this presentation. This amount is a Level 3 estimate and reflects management’s subjective judgments. At year-end 2018, the premium value of the loan portfolio was $45 million, or 0.5% of carrying value, compared to $175 million, or 2.1% of carrying value at year-end 2017. This decrease reflected the higher prevailing market interest rates at year-end 2018, resulting in a lower present value of the fixed rate instruments in the portfolio.

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

Allowance for Loan Losses. The allowance for loan losses represents probable incurred credit losses that are inherent in the loan portfolio at the financial statement date and which may be estimated. Management uses historical information, as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Although management believes that it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. Conditions in the local economy and real estate values could require the Company to increase provisions for loan losses, which would negatively impact earnings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company also seeks to manage the risk of interest rate changes to its net income and the economic value of equity. Further, where prudent, the Company seeks to be positioned to benefit from expected interest rate changes, within its risk parameters. The Company manages interest rate risk within policy limits approved by the Board.

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
Quantitative Aspects of Market Risk. Berkshire has recently maintained a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company measures this sensitivity primarily by evaluating models of net interest income over one year, two years, and three year time horizons. The Company models a base case assuming no changes in interest rates or balance sheet composition and then assuming various scenarios of ramped interest rate changes, shocked interest rate changes, changes predicted by the forward yield curve, and changes involving twists in the yield curve. The focus is on a two-year scenario where interest rates ramp up by 200 basis points in the first year compared to a base case of flat interest rates. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value of changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the ramped change described above, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings were expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. There were no material changes to the way that the Company measures market risk in 2018.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2018
+300	$8,200	2.20%	$4,400	1.20%
+200	6,700	1.80	3,500	0.90
+100	4,600	1.20	2,100	0.60
-100	(5,900)	(1.60)	(9,500)	(2.50)

At December 31, 2017
+300	$9,806	2.95%	$11,193	3.40%
+200	7,940	2.39	9,374	2.85
+100	4,683	1.41	5,890	1.79
-100	(6,424)	(1.93)	(12,532)	(3.81)

During 2018, the Company moved from being modestly asset sensitive to generally neutral in the modeled scenario of a static balance sheet and focusing on the second year of a 200 basis point parallel upward move in interest rates. This has been primarily due to the use of short term wholesale funding to fund loan growth. The Company has modeled a 100 basis point decrease in interest income in recent years due to low interest rates. As market rates have moved upward, the Company will expand its modeling of downward rate scenarios, which are expected to indicate more sensitivity to a decrease in net interest income than the 100 basis point scenario shown above.

In a flat rate scenario, the Company anticipates that there would be modest margin pressure on the year-end balance sheet. This is due to some asset repricings and the lagged nature of deposit repricings, along with anticipated decreases in the accretive benefits of purchase accounting. The interest sensitivity analyses are in comparison to this flat rate base case. The Company also analyzes its interest sensitivity based on the forward yield curve, which indicates that net interest income is generally neutral compared to the flat rate base case.

The Company also evaluates net income at risk, taking into account primarily changes in fee income that may result from interest rate changes. Generally, fee income is viewed as negatively correlated with changes in interest rates. Higher rates can depress demand for fixed rate products that are the chief source of loan sale gains in mortgage banking and SBA lending, as well as interest rate swap income. Higher rates also are related to higher earnings credit rates on commercial transactions accounts, which reduces deposit service charges. The Company estimates that its net income is generally neutral in the modeled scenario of a 200 basis point upward interest rate ramp on its static balance sheet.

The Company’s equity at risk is normally liability sensitive due to the overall shorter duration of its funds sources compared to its loans and investments. The Company estimated that the economic value of its equity was 6% negatively impacted by a modeled 200 basis point interest rate shock at year-end 2018, which was not significantly different from the 5% risk estimated at the start of the year.

The Company estimates that its deposit interest rate sensitivity in 2018 has approximated the 40% beta level utilized in the Company’s modeling. The Company’s modeling assumes no shift in the deposit mix in rate change scenarios. The Company  has a pending agreement to acquire SI Financial Group.  The Company anticipates that this acquisition will be neutral or slightly positive to its interest rate sensitivity when the merger is complete and integrated. The Company will also be assessing its interest rate sensitivity as it considers balance sheet scenarios in the strategic review that it is conducting.

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

PwC's audit reports on the Company's Consolidated Financial Statements as of and for the year ended December 31, 2016 and did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2016 and the subsequent interim period through August 9, 2017, there were (i) no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Also on August 3, 2017, the Committee completed a competitive selection process and selected Crowe LLP ("Crowe") as the Company's independent registered public accounting firm, effective August 10, 2017. During the fiscal year ended December 31, 2016 and the subsequent interim period preceding the selection of Crowe, the Company did not consult with Crowe regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and Crowe did not provide any written report or oral advice that Crowe concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2018. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposals to be Voted on by Stockholders - Proposal 1 - Election of Directors” in Berkshire’s Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Richard M. Marotta	60	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank
Sean A. Gray	43	Senior Executive Vice President of the Company; President - Berkshire Bank
James M. Moses	42	Senior Executive Vice President, Chief Financial Officer of the Company; Senior Executive Vice President, Chief Financial Officer - Berkshire Bank
George F. Bacigalupo	64	Senior Executive Vice President, Commercial Banking - Berkshire Bank
Michael D. Carroll	57	Executive Vice President, Commercial Banking and Specialty Lending - Berkshire Bank
Tami F. Gunsch	56	Senior Executive Vice President & Director of Relationship Banking - Berkshire Bank
Linda A. Johnston	66	Senior Executive Vice President of Human Resources - Berkshire Bank
Gregory D. Lindenmuth	51	Senior Executive Vice President, Chief Risk Officer - Berkshire Bank
Allison P. O'Rourke	43	Senior Executive Vice President, Chief Administrative Officer - Berkshire Bank
Wm. Gordon Prescott	57	Senior Executive Vice President, General Counsel and Corporate Secretary - Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Richard M. Marotta. Age 60.  Mr. Marotta was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in November 2018. Prior to these appointments, Mr. Marotta served as Senior Executive Vice President of the Company and President of the Bank from 2015. Mr. Marotta joined the Company in 2010 as Executive Vice President, Chief Risk Officer and has held additional positions including Chief Credit Officer and Chief Administrative Officer. Mr. Marotta has all functions reporting to him except for those reporting to Mr. Gray. Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.

Sean A. Gray. Age 43.  Mr. Gray was appointed to the role of Senior Executive Vice President of the Company and President of the Bank in November 2018. Prior to this appointment, Mr. Gray was Senior Executive Vice President of the Company and Chief Operating Officer of the Bank from 2015. Mr. Gray joined the Company in 2007 as First Vice President, Retail Banking and has held various position including, Executive Vice President, Retail Banking and Senior Vice President. Mr. Gray has Ms. Gunsch and Ms. Johnston reporting to him, together with the wealth management, insurance, government banking, cash management, and home lending business lines, as well as marketing Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

James M. Moses. Age 42.  Mr. Moses is Senior Executive Vice President, Chief Financial Officer of the Company and the Bank, since joining the Bank in July 2016. He is responsible for the accounting, treasury, tax, investor relations, capital markets functions, and facilities management. Mr. Moses previously served at Webster Bank as Senior Vice President and Asset/Liability Manager. Mr. Moses joined Webster Bank in 2011 from M&T Bank where he spent four years in various roles including head mortgage trader, deposit products pricing manager, and consumer credit card product manager.

George F. Bacigalupo. Age 64. Mr. Bacigalupo was promoted to Senior Executive Vice President, Commercial Banking in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Mr. Bacigalupo is responsible for commercial banking, including the middle-market, business banking and asset based lending teams in Eastern and Central Massachusetts and Connecticut. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Michael D. Carroll. Age 57. Mr. Carroll is Senior Executive Vice President, Commercial Banking and Specialty Lending of Berkshire Bank, a position he was promoted to 2018. Mr. Carroll has previously held the positions of EVP, Commercial Banking and Specialty Lending, EVP, Chief Risk Officer and SVP, Chief Credit Officer managing the risk and credit departments of the Bank. In his role as SEVP, Commercial Banking and Specialty Lending, he is responsible for Firestone Financial (equipment leasing) and 44 Business Capital (SBA lending) and is the executive leader of the regional commercial teams in Berkshire County, Vermont, Albany, Syracuse, and the Mid-Atlantic region. He joined the company in 2009 as SVP, New York Regional Commercial Leader. Previously, Mr. Carroll was Senior Vice President, Middle Market banking at KeyBank.

Tami F. Gunsch. Age 56. Ms. Gunsch is Senior Executive Vice President & Director of Relationship Banking, she also serves as President of First Choice Loan Services, a subsidiary of Berkshire Bank. In this role, Ms. Gunsch is responsible for all aspects of the retail banking consumer experience, including branch operations, consumer lending, private banking, investment services, call center, electronic/mobile banking and MyBanker team, as well as the deployment of the Bank's relationship banking strategy across all lines of business. Ms. Gunsch has previously held the positions of EVP, Retail Banking and Senior Vice President. Ms. Gunsch joined Berkshire from Citizens Bank in 2009 as First VP of Retail Banking.

Linda A. Johnston. Age 66. Ms. Johnston is Senior Executive Vice President of Human Resources for Berkshire Bank. Ms. Johnston is responsible for overseeing and directing the Company’s human resources functions including compensation and benefits, performance and talent management, training, recruitment, development, executive compensation, and initiatives and practices that support the Company’s strategic direction. Ms. Johnston also serves as a key advisor to the Compensation Committee of the Company’s Board of Directors and has been part of the Company for more than 30 years.

Gregory D. Lindenmuth. Age 51.  Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth is responsible for enterprise risk management as well as loan review, information security and strategic services. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking and Fraud Specialist.

Allison P. O’Rourke. Age 43. Ms. O'Rourke is Senior Executive Vice President, Chief Administrative Officer of the Bank, a position she was promoted to in October 2018. In this role, Ms. O'Rourke is responsible for information technology and project management as well as leading corporate strategy and innovation. Ms. O'Rourke previously held the positions of EVP, Corporate Sales Director and EVP, Finance and Investor Relations. She joined the Bank as Vice President, Investor Relations Officer in 2013 from NYSE Euronext and previously worked in securities brokerage with Goldman Sachs.

Wm. Gordon Prescott, Age 57.  Mr. Prescott is Senior Executive Vice President, General Counsel and Corporate Secretary of the Bank, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, and holds a law degree from Boston University School of Law.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2018, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	31,422	$10.82	1,357,545
Equity compensation plans not approved by security holders	—	—	—
Total	31,422	$10.82	1,357,545

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposals to be Voted on by Shareholders — Proposal 3 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1] Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
10.1	Three-Year Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Richard M. Marotta (6)
10.3	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (6)
10.4	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and George F. Bacigalupo (7)
10.5	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Sean A. Gray (9)
10.7	Amended and Restated Three-Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Linda A. Johnston (9)
10.8	Form of Split Dollar Agreement entered into with Sean A. Gray and Richard M. Marotta (10)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.12	Berkshire Bank Executive Long-Term Care Insurance Plan (13)
10.13	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (14)
10.14	Senior Executive Short Term Incentive Plan (15)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on November 9, 2017.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(7)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 23, 2016.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(14)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(15)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 1, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2019	By:	/s/ Richard M. Marotta
Richard M. Marotta
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard M. Marotta	President & Chief Executive Officer	March 1, 2019
Richard M. Marotta	(principal executive officer)

/s/ James M. Moses	Senior Executive Vice President, Chief Financial Officer	March 1, 2019
James M. Moses	(principal financial and accounting officer)

/s/ William J. Ryan	Non-Executive Chairman	March 1, 2019
William J. Ryan

/s/ Paul T. Bossidy	Director	March 1, 2019
Paul T. Bossidy

/s/ David M. Brunelle	Director	March 1, 2019
David M. Brunelle

/s/ Robert M. Curley	Director	March 1, 2019
Robert M. Curley

/s/ John B. Davies	Director	March 1, 2019
John B. Davies

/s/ J. Williar Dunlaevy	Director	March 1, 2019
J. Williar Dunlaevy

/s/ Cornelius D. Mahoney	Director	March 1, 2019
Cornelius D. Mahoney

/s/ Pamela A. Massad	Director	March 1, 2019
Pamela A. Massad

/s/ Laurie Norton Moffatt	Director	March 1, 2019
Laurie Norton Moffatt

/s/ Richard J. Murphy	Director	March 1, 2019
Richard J. Murphy

/s/ Patrick J. Sheehan	Director	March 1, 2019
Patrick J. Sheehan

/s/ D. Jeffrey Templeton	Director	March 1, 2019
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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Richard M. Marotta	/s/ James M. Moses
Richard M. Marotta	James M. Moses
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2019	March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of
Berkshire Hills Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued in 2013 by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP
We have served as the Company's auditor since 2017
New York, New York
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hills Bancorp, Inc.

In our opinion, the consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Berkshire Hills Bancorp, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2017

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2018	2017
Assets
Cash and due from banks	$100,972	$91,122
Short-term investments	82,217	157,641
Total cash and cash equivalents	183,189	248,763

Trading security	11,212	12,277
Marketable equity securities, at fair value	56,638	45,185
Securities available for sale, at fair value	1,399,647	1,380,914
Securities held to maturity (fair values of $371,224 in 2018 and $405,276 in 2017)	373,763	397,103
Federal Home Loan Bank stock and other restricted securities	77,344	63,085
Total securities	1,918,604	1,898,564

Loans held for sale, at fair value	96,233	153,620

Commercial real estate loans	3,400,221	3,264,742
Commercial and industrial loans	1,980,046	1,803,939
Residential mortgages	2,566,424	2,102,807
Consumer loans	1,096,562	1,127,850
Total loans	9,043,253	8,299,338
Less: Allowance for loan losses	(61,469)	(51,834)
Net loans	8,981,784	8,247,504

Premises and equipment, net	108,367	109,352
Other real estate owned	—	—
Goodwill	518,325	519,287
Other intangible assets	33,418	38,296
Cash surrender value of bank-owned life insurance	190,609	191,221
Deferred tax assets, net	39,164	47,061
Other assets	142,538	117,083
Total assets	$12,212,231	$11,570,751

Liabilities
Demand deposits	$1,603,019	$1,606,656
NOW and other deposits	1,122,321	734,558
Money market deposits	2,245,195	2,776,157
Savings deposits	724,129	741,954
Time deposits	3,287,717	2,890,205
Total deposits	8,982,381	8,749,530
Short-term debt	1,118,832	667,300
Long-term Federal Home Loan Bank advances	309,466	380,436
Subordinated notes	89,518	89,339
Total borrowings	1,517,816	1,137,075
Other liabilities	159,116	187,882
Total liabilities	10,659,313	10,074,487
(continued)

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018; 1,000,000 shares authorized, 521,607 shares issued and outstanding in 2017)	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized, 46,211,894 shares issued, and 45,416,855 shares outstanding in 2018; 50,000,000 shares authorized, 46,211,894 shares issued, and 45,290,433 shares outstanding in 2017)	460	460
Additional paid-in capital - common stock	1,245,013	1,242,487
Unearned compensation	(6,594)	(6,531)
Retained earnings	308,839	239,179
Accumulated other comprehensive (loss)/income	(13,470)	4,161
Treasury stock, at cost (795,039 shares in 2018 and 921,461 shares in 2017)	(21,963)	(24,125)
Total shareholders’ equity	1,552,918	1,496,264
Total liabilities and shareholders’ equity	$12,212,231	$11,570,751
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Interest and dividend income
Loans	$411,489	$308,099	$242,600
Securities and other	59,672	52,159	37,839
Total interest and dividend income	471,161	360,258	280,439
Interest expense
Deposits	78,364	43,855	30,883
Borrowings and subordinated notes	33,461	21,608	17,289
Total interest expense	111,825	65,463	48,172
Net interest income	359,336	294,795	232,267
Non-interest income
Mortgage banking income	35,197	54,251	7,555
Loan related income	24,168	21,401	16,694
Deposit related fees	29,806	27,165	24,963
Insurance commissions and fees	10,983	10,589	10,477
Wealth management fees	9,447	9,395	8,917
Total fee income	109,601	122,801	68,606
Other	3,557	(3,377)	(3,289)
(Loss)/Gain on securities, net	(3,719)	12,598	(551)
Gain on sale of business operations, net	460	296	1,085
Loss on termination of hedges	—	(6,629)	—
Total non-interest income	109,899	125,689	65,851
Total net revenue	469,235	420,484	298,118
Provision for loan losses	25,451	21,025	17,362
Non-interest expense
Compensation and benefits	165,185	152,979	104,600
Occupancy and equipment	40,841	35,422	27,220
Technology and communications	28,600	25,900	19,883
Marketing and promotion	7,980	11,877	3,161
Professional services	8,693	9,165	6,199
FDIC premiums and assessments	5,734	6,457	5,066
Other real estate owned and foreclosures	68	44	691
Amortization of intangible assets	4,934	3,493	2,927
Merger, restructuring and conversion related expenses	22,144	31,558	15,461
Other	26,192	22,815	18,094
Total non-interest expense	310,371	299,710	203,302
Income from continuing operations before income taxes	133,413	99,749	77,454
Income tax expense	27,648	44,502	18,784
Net income	$105,765	$55,247	$58,670
Preferred stock dividend	918	219	—
Income available to common shareholders	$104,847	$55,028	$58,670

Earnings per common share:
Basic	$2.30	$1.40	$1.89
Diluted	$2.29	$1.39	$1.88
Weighted average common shares outstanding:
Basic	46,024	39,456	30,988
Diluted	46,231	39,695	31,167
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$105,765	$55,247	$58,670
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	(16,923)	(15,142)	18,859
Changes in unrealized gains and losses on derivative hedges	—	6,573	1,959
Changes in unrealized gains and losses on pension	336	(94)	515
Total other comprehensive (loss)/income, before tax	(16,587)	(8,663)	21,333
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	4,421	5,610	(7,199)
Changes in unrealized gains and losses on derivative hedges	—	(2,589)	(835)
Changes in unrealized gains and losses on pension	(108)	37	(228)
Total income tax (expense) benefit related to other comprehensive income (loss)	4,313	3,058	(8,262)
Total other comprehensive (loss)/income	(12,274)	(5,605)	13,071
Total comprehensive income	$93,491	$49,642	$71,741
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2016	—	—	30,974	$322	$742,619	$(6,997)	$183,885	$(3,305)	$(29,335)	$887,189
Comprehensive income:
Net income	—	—	—	—	—	—	58,670	—	—	58,670
Other net comprehensive (loss)	—	—	—	—	—	—	—	13,071	—	13,071
Total comprehensive income	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	58,670	13,071	—	71,741
Acquisition of 44 Business Capital	—	—	45	—	—	—	—	—	1,217	1,217
Acquisition of First Choice Bank	—	—	4,410	44	151,004	—	—	—	—	151,048
Cash dividends declared on common shares ($0.80 per share)	—	—	—	—	—	—	(24,916)	—	—	(24,916)
Treasury stock adjustment (1)	—	—	—	—	4,632	—	—	—	(4,632)	—
Forfeited shares	—	—	(70)	—	148	1,789	—	—	(1,937)	—
Exercise of stock options	—	—	151	—	—	—	(145)	—	3,857	3,712
Restricted stock grants	—	—	211	—	575	(5,787)	—	—	5,212	—
Stock-based compensation	—	—	—	—	—	4,621	—	—	—	4,621
Net tax benefit related to stock-based compensation	—	—	—	—	(1)	—	—	—	—	(1)
Other, net	—	—	(48)	—	12	—	—	—	(1,325)	(1,313)
Balance at December 31, 2016	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298
Comprehensive income:		0
Net income	—	—	—	—	—	—	55,247	—	—	55,247
Other net comprehensive (loss)	—	—	—	—	—	—	—	(5,605)	—	(5,605)
Total comprehensive income	—	—	—	—	—	—	55,247	(5,605)	—	49,642
Acquisition of Commerce Bank	522	40,633	4,842	48	188,552	—	—	—	—	229,233
Common stock issued, net of $7.1 million offering costs	—	—	4,638	46	152,938	—	—	—	—	152,984
Cash dividends declared on common shares ($0.84 per share)	—	—	—	—	—	—	(33,022)	—	—	(33,022)
Cash dividends declared on preferred shares ($0.42 per share)	—	—	—	—	—	—	(219)	—	—	(219)
Forfeited shares	—	—	(17)	—	102	516	—	—	(618)	—
Exercise of stock options	—	—	19	—	—	—	(158)	—	487	329
Restricted stock grants	—	—	161	—	1,650	(5,775)	—	—	4,125	—
Stock-based compensation	—	—	—	—	—	5,102	—	—	—	5,102
Other, net	—	—	(26)	—	256	—	(163)	—	(1,176)	(1,083)
Balance at December 31, 2017	522	40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
Comprehensive income:
Net income	—	—	—	—	—	—	105,765	—	—	105,765
Other net comprehensive (loss)	—	—	—	—	—	—	—	(12,274)	—	(12,274)
Total comprehensive income	—	—	—	—	—	—	105,765	(12,274)	—	93,491
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.88 per share)	—	—	—	—	—	—	(39,966)	—	—	(39,966)
Cash dividends declared on preferred shares ($1.76 per share)	—	—	—	—	—	—	(918)	—	—	(918)
Forfeited shares	—	—	(65)	—	90	2,189	—	—	(2,279)	—
Exercise of stock options	—	—	33	—	—	—	(578)	—	904	326
Restricted stock grants	—	—	185	—	2,157	(7,011)	—	—	4,854	—
Stock-based compensation	—	—	—	—	—	4,759	—	—	—	4,759
Other, net	—	—	(26)	—	279	—	—	—	(1,317)	(1,038)
Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
(1) Treasury stock adjustment represents the extinguishment of 168,931 shares of Berkshire Hills Bancorp stock held by the Company's subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$105,765	$55,247	$58,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,451	21,025	17,362
Net amortization of securities	2,837	1,678	4,052
Change in unamortized net loan origination costs and premiums	(1,004)	2,232	(4,138)
Premises and equipment depreciation and amortization expense	10,795	9,916	8,393
Stock-based compensation expense	4,759	5,102	4,621
Accretion of purchase accounting entries, net	(24,000)	(18,189)	(9,407)
Amortization of other intangibles	4,934	3,493	2,927
Write down of other real estate owned	—	10	395
Excess tax loss from stock-based payment arrangements	—	—	(105)
Income from cash surrender value of bank-owned life insurance policies	(6,232)	(3,615)	(3,913)
Securities losses (gains), net	3,719	(12,598)	551
Net decrease (increase) in loans held-for-sale	57,387	(32,947)	5,185
Loss on disposition of assets	152	912	1,318
(Gain) loss on sale of real estate	—	(51)	40
Amortization of interest in tax-advantaged projects	4,618	8,477	8,882
Remeasurement of deferred tax asset	—	18,145	—
Net change in other	33,073	19,254	3,309
Net cash provided by operating activities	222,254	78,091	98,142

Cash flows from investing activities:
Net decrease in trading security	665	632	599
Proceeds from sales of marketable equity securities and securities available for sale	38,603	188,921	421,843
Purchases of marketable equity securities and securities available for sale	(282,085)	(498,646)	(400,053)
Proceeds from maturities, calls, and prepayments of securities available for sale	188,076	206,648	166,736
Proceeds from maturities, calls, and prepayments of securities held to maturity	36,746	12,600	7,734
Purchases of securities held to maturity	(15,391)	(77,208)	(7,115)
Net change in loans	(801,876)	(468,331)	(334,347)
Acquisitions, net of cash paid	—	374,611	(48,180)
Proceeds from surrender of bank-owned life insurance	854	310	258
Purchase of bank-owned life insurance	—	(20,000)	—
Proceeds from sale of Federal Home Loan Bank stock	61,831	96,378	19,461
Purchase of Federal Home Loan Bank stock	(76,090)	(88,351)	(19,555)
Net investment in limited partnership tax credits	(4,724)	(5,102)	(7,616)
Proceeds from sale of premises and equipment	—	—	226
Purchase of premises and equipment, net	(9,726)	(12,528)	(9,101)
Payment to terminate cash flow hedges	—	6,573	—
Proceeds from sale of other real estate owned	1,600	590	1,515
Net cash used in investing activities	(861,517)	(282,903)	(207,595)
 (continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2018	2017	2016
Cash flows from financing activities:
Net increase in deposits	$233,704	$418,550	$140,730
Proceeds from Federal Home Loan Bank advances and other borrowings	4,767,766	5,978,358	9,364,599
Repayments of Federal Home Loan Bank advances and other borrowings	(4,387,223)	(6,174,781)	(9,365,159)
Issuance of common stock, net	—	152,985	—
Exercise of stock options	326	329	3,712
Common and preferred stock cash dividends paid	(40,884)	(33,241)	(24,916)
Acquisition contingent consideration paid	—	(1,700)	—
Net cash provided by financing activities	573,689	340,500	118,966

Net change in cash and cash equivalents	(65,574)	135,688	9,513

Cash and cash equivalents at beginning of year	248,763	113,075	103,562

Cash and cash equivalents at end of year	$183,189	$248,763	$113,075

Supplemental cash flow information:
Interest paid on deposits	$74,565	$43,133	$28,777
Interest paid on borrowed funds	32,274	21,336	16,674
Income taxes paid, net	3,029	18,323	16,229

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,584,786	1,169,086
Liabilities assumed	—	(1,959,489)	(965,529)

Other non-cash changes:
Other net comprehensive (loss) income	(12,274)	(5,605)	13,071
Real estate owned acquired in settlement of loans	1,600	490	340
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017, and 2016

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The Consolidated Financial Statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation, headquartered in Boston, Mass., and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Mass., and Berkshire Insurance Group, Inc. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these financial statements were issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities
Debt securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other debt securities are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a component of other net comprehensive income. Equity securities are carried at fair value, with changes in fair value reported in net income. Management determines the appropriate classification of securities at the time of purchase. Restricted equity securities, such as stock in the Federal Home Loan Bank of Boston (“FHLBB”) are carried at cost. There are no quoted market prices for the Company’s restricted equity securities. The Bank is a member of the FHLBB, which requires that members maintain an investment in FHLBB stock, which may be redeemed based on certain conditions. The Bank reviews for impairment based on the ultimate recoverability of the cost bases in the FHLBB stock.

Purchase premiums and discounts are recognized in interest income using the interest method, without anticipating prepayments, except mortgage-backed securities where prepayments are anticipated, over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates debt securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan or pool basis according to the anticipated collection plan of these loans. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference. For ASC 310-30 loans, prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected. Interest income is also net of recoveries recorded on acquired impaired loans. ASC310-30 loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, and are homogenous in size, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. ASC 310-30 loans that cannot be aggregated into a pool are accounted for individually.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk characteristics relevant to each portfolio segment are as follows:
Commercial real estate - Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans. In addition, construction loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions

Commercial and industrial loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment and which are closely monitored against formula based collateral advance ratios. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential mortgage - All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Consumer loans - Loans in this segment are primarily home equity lines of credit and second mortgages, together with automobile loans and other consumer loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

The Company utilizes a blend of historical and industry portfolio loss rates for commercial real estate and commercial and industrial loans that are assessed by internal risk rating. Historical loss rates for residential mortgages, home equity and other consumer loans are not risk graded but are assessed based on the total of each loan segment. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the subjective nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank-Owned Life Insurance
Bank-owned life insurance policies are reflected on the Consolidated Balance Sheets at the amount that can be realized under the insurance contract at the balance sheet date which is the cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the Consolidated Statements of Income and are not subject to income taxes.

Foreclosed and Repossessed Assets
Other real estate owned is comprised of real estate acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Repossessed collateral is primarily comprised of taxi medallions. Both other real estate owned and repossessed collateral are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. The shortfall, if any, of the loan balance over the fair value of the property or collateral, less cost to sell, at the time of transfer from loans to other real estate owned or repossessed collateral is charged to the allowance for loan losses. Subsequent to transfer, the asset is carried at lower of cost or fair value less cost to sell and periodically evaluated for impairment. Subsequent impairments in the fair value of other real estate owned and repossessed collateral are charged to expense in the period incurred. Net operating income or expense related to other real estate owned and repossessed collateral is included in operating expenses in the accompanying Consolidated Statements of Income. Because of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned and repossessed collateral. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned and repossessed collateral may differ from the amounts reflected in the financial statements.

Capitalized Servicing Rights
Capitalized servicing rights are included in “other assets” in the Consolidated Balance Sheets. Servicing assets are initially recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets with servicing retained.

The Company's servicing rights accounted for under the fair value method are carried on the Consolidated Balance Sheets at fair value with changes in fair value recorded in income in the period in which the change occurs. Changes in the fair value of servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 15 to the financial statements for more information on commitments to lend and forward commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Segments
The Company operates as one consolidated reportable segment. The chief operating decision-maker evaluates consolidated results and makes decisions for resource allocation on this same data. Management periodically reviews and redefines its segment reporting as internal reporting practices evolve and components of the business change. The financial statements reflect the financial results of the Company's one reportable operating segment.

Recently Adopted Accounting Principles
Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (additional information is disclosed in Note 23 - Revenue of the Consolidated Financial Statements);

•	ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The adoption of these accounting standards did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors. The amendments of ASU No. 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases. The Company obtained a third-party software application which will provide lease accounting under the guidelines of FASB ASC Topic 842. The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019. Management is currently finalizing the evaluation of the Company’s lease obligations as potential lease assets and liabilities as defined by ASU No. 2016-02. Based on management’s preliminary analysis of the Company’s existing lease contracts, it is estimated that the adoption of ASU 2016-02 will result in approximately $70 million to $90 million increase in assets and liabilities on the Company’s consolidated balance sheets. Disclosures required by the amendments of ASU No. 2016-02 will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.

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

The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's Consolidated Financial Statements. A cross-functional working group has been formed and is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Management is working

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through its implementation plan which includes assessment and documentation of processes and internal controls; model development and documentation; and system configuration. Management is also in the process of implementing a third-party vendor solution to assist us in the application of ASU No. 2016-13. The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect adoption to have a material effect on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU No. 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the Consolidated Balance Sheets as of the date of adoption. ASU No. 2017-12 became effective for the Company on January 1, 2019. The adoption was not material to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As ASU No. 2018-14 only revises disclosure requirements, it will not have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU No. 2018-15 clarifies certain aspects of ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently do not expect adoption to have a material impact on its Consolidated Financial Statements.

NOTE 2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $25.4 million and $2.1 million pledged as collateral support for derivative financial contracts at year-end 2018 and 2017, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $18.0 million and $20.4 million at year-end 2018 and 2017, respectively.

NOTE 3.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $10.1 million and $10.8 million and a fair value of $11.2 million and $12.3 million at year-end 2018 and 2017, respectively. Unrealized losses recorded through income on this security totaled $0.4 million, $0.3 million, and $0.4 million for 2018, 2017, and 2016, respectively. As discussed further in Note 15 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    SECURITIES

The Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" in the first quarter of 2018. Beginning in 2018, all changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$109,648	$2,272	$(713)	$111,207
Agency collateralized mortgage obligations	944,946	1,130	(15,192)	930,884
Agency mortgage-backed securities	175,406	36	(5,121)	170,321
Agency commercial mortgage-backed securities	62,200	—	(3,275)	58,925
Corporate bonds	112,404	342	(1,256)	111,490
Trust preferred securities	8,314	251	(99)	8,466
Other bonds and obligations	8,355	34	(35)	8,354
Total securities available for sale	1,421,273	4,065	(25,691)	1,399,647
Securities held to maturity
Municipal bonds and obligations	264,524	3,569	(3,601)	264,492
Agency collateralized mortgage obligations	71,637	533	(778)	71,392
Agency mortgage-backed securities	7,219	—	(297)	6,922
Agency commercial mortgage-backed securities	10,417	—	(289)	10,128
Tax advantaged economic development bonds	19,718	22	(1,698)	18,042
Other bonds and obligations	248	—	—	248
Total securities held to maturity	373,763	4,124	(6,663)	371,224

Marketable equity securities	55,471	4,370	(3,203)	56,638
Total	$1,850,507	$12,559	$(35,557)	$1,827,509

December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$113,427	$5,012	$(206)	$118,233
Agency collateralized mortgage obligations	859,705	397	(8,944)	851,158
Agency mortgage-backed securities	218,926	279	(2,265)	216,940
Agency commercial mortgage-backed securities	64,025	41	(1,761)	62,305
Corporate bonds	110,076	882	(237)	110,721
Trust preferred securities	11,334	343	—	11,677
Other bonds and obligations	9,757	154	(31)	9,880
Total securities available for sale	1,387,250	7,108	(13,444)	1,380,914
Securities held to maturity
Municipal bonds and obligations	270,310	8,675	(90)	278,895
Agency collateralized mortgage-backed securities	73,742	1,045	(486)	74,301
Agency mortgage-backed securities	7,892	—	(164)	7,728
Agency commercial mortgage-backed securities	10,481	—	(268)	10,213
Tax advantaged economic development bonds	34,357	596	(1,135)	33,818
Other bonds and obligations	321	—	—	321
Total securities held to maturity	397,103	10,316	(2,143)	405,276

Marketable equity securities	36,483	9,211	(509)	45,185
Total	$1,820,836	$26,635	$(16,096)	$1,831,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2018 and 2017, accumulated net unrealized (losses)/gains on AFS securities included in accumulated other comprehensive (loss)/income were $(21.6) million and $2.3 million, respectively. At year-end 2018 and 2017, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive (loss)/income were $6.4 million and $7.7 million respectively. The year-end 2018 and 2017 related income tax benefit/(liability) of $3.8 million and $(4.0) million, respectively, was also included in accumulated other comprehensive (loss)/income.

The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2018 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$4,277	$4,264	$3,151	$3,151
Over 1 year to 5 years	30,065	30,123	14,286	14,256
Over 5 years to 10 years	75,361	75,614	12,766	12,826
Over 10 years	129,018	129,516	254,287	252,549
Total bonds and obligations	238,721	239,517	284,490	282,782
Mortgage-backed securities	1,182,552	1,160,130	89,273	88,442
Total	$1,421,273	$1,399,647	$373,763	$371,224

At year-end 2018 and 2017, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11 - Borrowed Funds.

	2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$13,093	$12,819	$24,410	$24,240
Securities pledged for municipal deposits	187,636	188,423	210,382	214,513
Total	$200,729	$201,242	$234,792	$238,753

Purchases of AFS securities totaled $258 million in 2018 and $499 million in 2017. Proceeds from the sale of AFS securities totaled $0.5 million in 2018 and $189 million in 2017. The amounts for the sale of AFS securities were reclassified out of accumulated other comprehensive income and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2018	2017	2016
Gross recognized gains	$3,256	$13,877	$2,762
Gross recognized losses	(6,975)	(1,279)	(3,313)
Net recognized (losses)/gains	$(3,719)	$12,598	$(551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$55	$3,186	$658	$11,787	$713	$14,973
Agency collateralized mortgage obligations	76	39,114	15,116	755,528	15,192	794,642
Agency mortgage-backed securities	53	5,500	5,068	162,439	5,121	167,939
Agency commercial mortgage-back securities	44	1,503	3,231	57,422	3,275	58,925
Corporate bonds	1,249	74,434	7	2,561	1,256	76,995
Trust preferred securities	99	7,068	—	—	99	7,068
Other bonds and obligations	—	—	35	3,030	35	3,030
Total securities available for sale	$1,576	$130,805	$24,115	$992,767	$25,691	$1,123,572
Securities held to maturity
Municipal bonds and obligations	127	17,596	3,474	103,759	3,601	121,355
Agency collateralized mortgage obligations	—	—	778	43,138	778	43,138
Agency mortgage-backed securities	—	—	297	6,922	297	6,922
Agency commercial mortgage-back securities	—	—	289	10,128	289	10,128
Tax advantaged economic development bonds	65	8,078	1,633	6,512	1,698	14,590
Total securities held to maturity	192	25,674	6,471	170,459	6,663	196,133
Total	$1,768	$156,479	$30,586	$1,163,226	$32,354	$1,319,705

December 31, 2017
Securities available for sale
Debt securities:
Municipal bonds and obligations	$—	$—	$206	$8,985	$206	$8,985
Agency collateralized mortgage obligations	6,849	655,479	2,095	80,401	8,944	735,880
Agency mortgage-backed securities	765	95,800	1,500	65,323	2,265	161,123
Agency commercial mortgage-backed securities	334	17,379	1,427	39,268	1,761	56,647
Corporate bonds	1	328	236	15,769	237	16,097
Trust preferred securities	—	—	—	—	—	—
Other bonds and obligations	11	1,096	20	2,004	31	3,100
Total securities available for sale	$7,960	$770,082	$5,484	$211,750	$13,444	$981,832
Securities held to maturity
Municipal bonds and obligations	35	10,213	55	2,059	90	12,272
Agency collateralized mortgage obligations	—	—	486	12,946	486	12,946
Agency mortgage-backed securities	—	—	164	7,728	164	7,728
Agency commercial mortgage-back securities	—	—	268	10,213	268	10,213
Tax advantaged economic development bonds	1,135	7,305	—	—	1,135	7,305
Total securities held to maturity	1,170	17,518	973	32,946	2,143	50,464
Total	$9,130	$787,600	$6,457	$244,696	$15,587	$1,032,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2018, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historical low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2018:

AFS municipal bonds and obligations
At year-end 2018, 20 out of the total 316 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.6% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2018. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2018, 259 out of the total 290 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.9% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2018. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2018, 121 out of the total 143 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2018. All securities are performing.

AFS corporate bonds
At year-end 2018, 14 out of the total 25 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 1.6% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS trust preferred securities
At year-end 2018, 1 out of the total 2 securities in the Company’s portfolio of AFS trust preferred securities was in an unrealized loss position. Aggregate unrealized losses represented 1.4% of the amortized cost of the security in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on this security supports its conclusions about the recoverability of the securities’ amortized cost basis. This security is investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFS other bonds and obligations
At year-end 2018, 6 out of the total 12 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2018. All securities are performing.

HTM Municipal bonds and obligations
At year-end 2018, 98 out of the total 274 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2018. All securities are performing.

HTM collateralized mortgage obligations
At year-end 2018, 4 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations was in unrealized loss positions. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2018. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2018, 3 out of the total 3 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 3.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantees the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2018. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2018, 3 out of the total 9 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 10.4% of the amortized cost of the security in an unrealized loss position. One of the above mentioned tax advantaged economic bonds was downgraded to Substandard during 2018. The Company believes it is more likely than not that all the principal outstanding will be collected. All securities are performing.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from previous mergers and acquisitions. Once the full integration of the acquired entity is complete, acquired and business activity loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	December 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$327,792	$25,220	$353,012	$181,371	$84,965	$266,336
Other commercial real estate	2,260,919	786,290	3,047,209	2,036,336	962,070	2,998,406
Total commercial real estate	2,588,711	811,510	3,400,221	2,217,707	1,047,035	3,264,742

Commercial and industrial loans	1,513,538	466,508	1,980,046	1,182,569	621,370	1,803,939

Total commercial loans	4,102,249	1,278,018	5,380,267	3,400,276	1,668,405	5,068,681

Residential mortgages:
1-4 family	2,317,716	238,952	2,556,668	1,808,024	289,373	2,097,397
Construction	9,582	174	9,756	5,177	233	5,410
Total residential mortgages	2,327,298	239,126	2,566,424	1,813,201	289,606	2,102,807

Consumer loans:
Home equity	289,961	86,719	376,680	294,954	115,227	410,181
Auto and other	647,236	72,646	719,882	603,767	113,902	717,669
Total consumer loans	937,197	159,365	1,096,562	898,721	229,129	1,127,850

Total loans	$7,366,744	$1,676,509	$9,043,253	$6,112,198	$2,187,140	$8,299,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	December 31, 2018	December 31, 2017
Unamortized net loan origination costs	$25,761	$24,669
Unamortized net premium on purchased loans	2,792	4,311
Total unamortized net costs and premiums	$28,553	$28,980

In 2018, the Company purchased loans aggregating $567 million and sold loans aggregating $388 million. In 2017, the Company purchased loans aggregating $501 million and sold loans aggregating $515 million. Net gains on sales of loans were $9.3 million, $11.7 million, and $8.0 million for the years 2018, 2017, and 2016, respectively. These amounts are included in Loan Related Income on the Consolidated Statements of Income.

Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.4 billion, or 15.6%, and $1.3 billion, or 15.8% of total loans in 2018 and 2017, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2018 or 2017.

At year-end 2018, the Company had pledged loans totaling $371 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 11 - Borrowed Funds.

At year-end 2018 and 2017, the Company’s commitments outstanding to related parties totaled $52.9 million and $50.8 million, respectively, and the loans outstanding against these commitments totaled $47.8 million and $44.1 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2018 and 2017, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2018 totaled $1.7 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $47.3 million and a note balance of $124 million. These loans are evaluated for impairment through the quarterly reforecasting of expected cash flows. Of the $47.3 million, $12.0 million are Commercial Real Estate, $29.5 million are Commercial and Industrial loans, $4.9 million are Residential Mortgages, and $0.9 million are Consumer loans.

The carrying amount of the acquired loans at December 31, 2017 totaled $2.2 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans maintained a carrying value of $97.3 million and a note balance of $209 million. Of the $97.3 million, $53.3 million were Commercial Real Estate, $34.6 million were Commercial and Industrial loans, $7.0 million were Residential Mortgages, and $2.4 million were Consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2018	2017	2016
Balance at beginning of period	$11,561	$8,738	$6,925
Accretion	(23,109)	(14,810)	(8,149)
Additions	—	10,815	6,125
Net reclassification from/(to) nonaccretable difference	17,347	9,198	7,040
Payments received, net	(2,878)	(2,380)	(3,018)
Reclassification to TDR	—	—	(185)
Disposals	(81)	—	—
Balance at end of period	$2,840	$11,561	$8,738

The following is a summary of past due loans at December 31, 2018 and 2017:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$327,792	$327,792	$—
Commercial real estate	913	276	18,833	20,022	2,240,897	2,260,919	993
Total	913	276	18,833	20,022	2,568,689	2,588,711	993
Commercial and industrial loans
Total	4,694	975	4,636	10,305	1,503,233	1,513,538	4
Residential mortgages:
1-4 family	1,631	1,619	1,440	4,690	2,313,026	2,317,716	66
Construction	—	—	—	—	9,582	9,582	—
Total	1,631	1,619	1,440	4,690	2,322,608	2,327,298	66
Consumer loans:
Home equity	618	15	933	1,566	288,395	289,961	—
Auto and other	3,543	615	1,699	5,857	641,379	647,236	—
Total	4,161	630	2,632	7,423	929,774	937,197	—
Total	$11,399	$3,500	$27,541	$42,440	$7,324,304	$7,366,744	$1,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$181,371	$181,371	$—
Commercial real estate	1,925	48	5,474	7,447	2,028,889	2,036,336	457
Total	1,925	48	5,474	7,447	2,210,260	2,217,707	457
Commercial and industrial loans
Total	4,031	1,912	6,023	11,966	1,170,603	1,182,569	128
Residential mortgages:
1-4 family	2,412	242	2,186	4,840	1,803,184	1,808,024	520
Construction	—	—	—	—	5,177	5,177	—
Total	2,412	242	2,186	4,840	1,808,361	1,813,201	520
Consumer loans:
Home equity	444	1,235	1,747	3,426	291,528	294,954	120
Auto and other	3,389	599	1,597	5,585	598,182	603,767	143
Total	3,833	1,834	3,344	9,011	889,710	898,721	263
Total	$12,201	$4,036	$17,027	$33,264	$6,078,934	$6,112,198	$1,368

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$25,220	$—
Commercial real estate	2,603	1,127	4,183	7,913	11,994	786,290	1,652
Total	2,603	1,127	4,183	7,913	11,994	811,510	1,652
Commercial and industrial loans
Total	217	147	1,515	1,879	29,539	466,508	144
Residential mortgages:
1-4 family	1,382	144	918	2,444	4,888	238,952	75
Construction	—	—	—	—	—	174	—
Total	1,382	144	918	2,444	4,888	239,126	75
Consumer loans:
Home equity	290	148	751	1,189	553	86,719	—
Auto and other	193	62	547	802	314	72,646	96
Total	483	210	1,298	1,991	867	159,365	96
Total	$4,685	$1,628	$7,914	$14,227	$47,288	$1,676,509	$1,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2017
Commercial real estate:
Construction	$—	$—	$—	$—	$7,655	$84,965	$—
Commercial real estate	1,487	1,875	2,359	5,721	45,647	962,070	109
Total	1,487	1,875	2,359	5,721	53,302	1,047,035	109
Commercial and industrial loans:
Total	1,252	268	1,439	2,959	34,629	621,370	23
Residential mortgages:
1-4 family	957	2,581	1,247	4,785	6,974	289,373	30
Construction	—	—	—	—	—	233	—
Total	957	2,581	1,247	4,785	6,974	289,606	30
Consumer loans:
Home equity	286	40	1,965	2,291	1,956	115,227	—
Auto and other	346	135	430	911	483	113,902	38
Total	632	175	2,395	3,202	2,439	229,129	38
Total	$4,328	$4,899	$7,440	$16,667	$97,344	$2,187,140	$200

The following is summary information pertaining to non-accrual loans at year-end 2018 and 2017:

	December 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	17,840	2,531	20,371	5,017	2,250	7,267
Total	17,840	2,531	20,371	5,017	2,250	7,267
Commercial and industrial loans:
Total	4,632	1,371	6,003	5,895	1,333	7,228

Residential mortgages:
1-4 family	1,374	843	2,217	1,666	1,217	2,883
Construction	—	—	—	—	—	—
Total	1,374	843	2,217	1,666	1,217	2,883
Consumer loans:
Home equity	933	751	1,684	1,627	1,965	3,592
Auto and other	1,699	451	2,150	1,454	392	1,846
Total	2,632	1,202	3,834	3,081	2,357	5,438
Total non-accrual loans	$26,478	$5,947	$32,425	$15,659	$7,157	$22,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2018 and 2017 were as follows:

Business Activities Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,345	$2,825	$2,089	$342	$28,601
Collectively evaluated	2,565,366	1,510,713	2,325,209	936,855	7,338,143
Total	$2,588,711	$1,513,538	$2,327,298	$937,197	$7,366,744

Business Activities Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$33,732	$5,761	$3,872	$—	$43,365
Collectively evaluated	2,183,975	1,176,808	1,809,329	898,721	6,068,833
Total	$2,217,707	$1,182,569	$1,813,201	$898,721	$6,112,198
Acquired Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,980	$763	$362	$646	$5,751
Purchased credit-impaired loans	11,994	29,539	4,888	867	47,288
Collectively evaluated	795,536	436,206	233,876	157,852	1,623,470
Total	$811,510	$466,508	$239,126	$159,365	$1,676,509

Acquired Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,244	$421	$2,617	$27	$7,309
Purchased credit-impaired loans	53,302	34,629	6,974	2,439	97,344
Collectively evaluated	989,489	586,320	280,015	226,663	2,082,487
Total	$1,047,035	$621,370	$289,606	$229,129	$2,187,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2018 and 2017 and for the years then ended:

Business Activities Loans

	At December 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Other commercial real estate	22,606	31,038	—
Other commercial and industrial loans	1,584	2,566	—
Residential mortgages - 1-4 family	443	441	—
Consumer - home equity	230	242	—
With an allowance recorded:
Commercial real estate - construction	$—	$—	$—
Other commercial real estate	666	670	9
Other commercial and industrial loans	1,251	1,235	49
Residential mortgages - 1-4 family	1,663	1,779	128
Consumer - home equity	100	106	10
Consumer - other	13	13	1

Total
Commercial real estate	$23,272	$31,708	$9
Commercial and industrial	2,835	3,801	49
Residential mortgages	2,106	2,220	128
Consumer	343	361	11
Total impaired loans	$28,556	$38,090	$197
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. These amounts are components of total loans and other assets on the Consolidated Balance Sheets.

(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	At December 31, 2017
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Commercial real estate - construction	$—	$—	$—
Other commercial real estate	19,362	22,218	—
Other commercial and industrial loans	2,060	2,629	—
Residential mortgages - 1-4 family	660	1,075	—
Consumer - home equity	867	1,504	—
With an allowance recorded:
Commercial real estate - construction	$159	$159	$1
Other commercial real estate	14,480	15,406	228
Other commercial and industrial loans	3,716	4,249	66
Residential mortgages - 1-4 family	1,344	1,446	130
Consumer - home equity	1,014	999	34
Consumer - other	17	17	1

Total
Commercial real estate	$34,001	$37,783	$229
Commercial and industrial	5,776	6,878	66
Residential mortgages	2,004	2,521	130
Consumer	1,898	2,520	35
Total impaired loans	$43,679	$49,702	$460
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. These amounts are components of total loans and other assets on the Consolidated Balance Sheets.

(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	At December 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$3,055	$5,959	$—
Other commercial and industrial loans	538	644	—
Residential mortgages - 1-4 family	271	324	—
Consumer - home equity	399	1,053	—
Consumer - other	—	11	—

With an allowance recorded:
Other commercial real estate loans	$925	$947	$9
Other commercial and industrial loans	228	232	4
Residential mortgages - 1-4 family	94	117	36
Consumer - home equity	205	196	41
Consumer - other	43	40	7

Total
Commercial real estate	$3,980	$6,906	$9
Commercial and industrial	766	876	4
Residential mortgages	365	441	36
Consumer	647	1,300	48
Total impaired loans	$5,758	$9,523	$97
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. These amounts are components of total loans and other assets on the Consolidated Balance Sheets.

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
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. These amounts are components of total loans and other assets on the Consolidated Balance Sheets.

(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2018, 2017 and 2016:

Business Activities Loans

	December 31, 2018		December 31, 2017		December 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	24,078	373	21,208	1,337	6,499	1,156
Other commercial and industrial	914	245	4,437	265	3,349	131
Residential mortgages - 1-4 family	428	20	1,128	31	2,403	91
Consumer-home equity	107	10	1,291	30	612	5
Consumer-other	—	—	72	3	2	—

With an allowance recorded:
Commercial mortgages - construction	$—	$—	$41	$3	$—	$—
Other commercial real estate	555	30	11,541	532	7,591	355
Other commercial and industrial	1,259	139	3,251	267	2,002	225
Residential mortgages - 1-4 family	1,407	75	1,289	59	682	26
Consumer-home equity	98	6	1,007	29	999	35
Consumer - other	15	1	4	1	103	4

Total
Commercial real estate	$24,633	$403	$32,790	$1,872	$14,090	$1,511
Commercial and industrial	2,173	384	7,688	532	5,351	356
Residential mortgages	1,835	95	2,417	90	3,085	117
Consumer loans	220	17	2,374	63	1,716	44
Total impaired loans	$28,861	$899	$45,269	$2,557	$24,242	$2,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2018		December 31, 2017		December 31, 2016
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Commercial real estate - construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	3,280	263	829	321	521	20
Other commercial and industrial	428	68	581	43	492	9
Residential mortgages - 1-4 family	290	9	390	28	293	12
Consumer - home equity	635	4	773	22	—	—
Consumer - other	13	1	7	1	105	1

With an allowance recorded:
Commercial real estate - construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	950	53	2,622	138	3,682	280
Other commercial and industrial	197	41	47	13	369	17
Residential mortgages - 1-4 family	26	9	173	9	214	25
Consumer - home equity	89	12	400	21	—	—
Consumer - other	11	3	—	—	—	—

Total
Commercial real estate	$4,230	$316	$3,451	$459	$4,203	$300
Commercial and industrial	625	109	628	56	861	26
Residential mortgages	316	18	563	37	507	37
Consumer loans	748	20	1,180	44	105	1
Total impaired loans	$5,919	$463	$5,822	$596	$5,676	$364

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2018, 2017, and 2016 respectively. The tables include the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the year-ended December 31, 2018 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity. The modifications for the year-ended December 31, 2017 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the twelve months ending December 31, 2018
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	5	$2,061	$2,061
Other commercial and industrial loans	1	43	43
Residential mortgages - 1-4 family	4	581	581
Consumer - home equity	—	—	—
	10	$2,685	$2,685

	Modifications by Class For the twelve months ending December 31, 2017
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	16	$13,680	$11,953
Other commercial and industrial loans	12	3,507	3,507
Residential mortgages - 1-4 family	4	331	314
Consumer - home equity	3	122	122
	35	$17,640	$15,896

	Modifications by Class For the twelve months ending December 31, 2016
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	10	$17,088	$17,088
Other commercial and industrial loans	4	555	555
Residential mortgages - 1-4 family	2	5	5
Consumer - home equity	1	117	117
	17	$17,765	$17,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the year ended 2018, there were no loans that were restructured that had subsequently defaulted during the period. For the period ended 2017, there were three loans that were restructured that had subsequently defaulted during the period. For the year ended 2016, there were no loans that were restructured that had subsequently defaulted during the period.

	Modifications that subsequently defaulted for the twelve months ending December 31, 2017
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	1	$113
Other commercial and industrial loans	2	492
Residential mortgages - 1-4 family	—	—
	3	$605

The following table presents the Company’s TDR activity in 2018 and 2017:

(In thousands)	2018	2017	2016
Balance at beginning of year	$41,990	$33,829	$22,048
Principal payments	(8,547)	(3,213)	(5,870)
TDR status change (1)	—	—	2,235
Other reductions (2)	(8,713)	(4,522)	(2,349)
Newly identified TDRs	2,685	15,896	17,765
Balance at end of year	$27,415	$41,990	$33,829
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

As of December 31, 2018 and 2017, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2018 and December 31, 2017 totaled $3.2 million and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2018, 2017, and 2016 was as follows:

Business Activities Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	5,859	4,275	157	3,187	13,478
Recoveries on charged-off loans	50	620	114	363	1,147
Provision for loan losses	10,698	6,309	1,158	4,385	22,550
Balance at end of year	$21,732	$16,504	$10,535	$7,368	$56,139
Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated	21,723	16,455	10,407	7,357	55,942
Total	$21,732	$16,504	$10,535	$7,368	$56,139

Business Activities Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$16,498	$9,447	$7,805	$5,479	$39,229
Charged-off loans	3,875	3,373	806	3,470	11,524
Recoveries on charged-off loans	170	179	270	270	889
Provision for loan losses	4,050	7,597	2,151	3,528	17,326
Balance at end of year	$16,843	$13,850	$9,420	$5,807	$45,920
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated	16,614	13,784	9,290	5,772	45,460
Total	$16,843	$13,850	$9,420	$5,807	$45,920

Business Activities Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$14,591	$7,385	$7,613	$4,985	$34,574
Charged-off loans	2,127	4,620	2,036	1,722	10,505
Recoveries on charged-off loans	243	123	159	267	792
Provision for loan losses	3,791	6,559	2,069	1,949	14,368
Balance at end of year	$16,498	$9,447	$7,805	$5,479	$39,229
Individually evaluated for impairment	158	264	136	156	714
Collectively evaluated	16,340	9,183	7,669	5,323	38,515
Total	$16,498	$9,447	$7,805	$5,479	$39,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,812	524	1,091	1,106	4,533
Recoveries on charged-off loans	294	286	51	417	1,048
Provision for loan losses	815	177	1,072	837	2,901
Balance at end of year	$3,153	$1,064	$630	$483	$5,330
Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated	3,144	1,060	594	435	5,233
Total	$3,153	$1,064	$630	$483	$5,330

Acquired Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	771	844	797	648	3,060
Recoveries on charged-off loans	65	245	43	153	506
Provision for loan losses	2,259	560	586	294	3,699
Balance at end of year	$3,856	$1,125	$598	$335	$5,914
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated	3,800	1,124	589	290	5,803
Total	$3,856	$1,125	$598	$335	$5,914

Acquired Loans

(In thousands) 2016	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$1,903	$1,330	$976	$525	$4,734
Charged-off loans	977	1,095	829	620	3,521
Recoveries on charged-off loans	61	266	144	91	562
Provision for loan losses	1,316	663	475	540	2,994
Balance at end of year	$2,303	$1,164	$766	$536	$4,769
Individually evaluated for impairment	250	59	11	114	434
Collectively evaluated	2,053	1,105	755	422	4,335
Total	$2,303	$1,164	$766	$536	$4,769

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at year-end 2018 and 2017:

Business Activities Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	2018	2017	2018	2017	2018	2017
Grade:
Pass	$327,792	$181,371	$2,198,129	$1,989,380	$2,525,921	$2,170,751
Special mention	—	—	9,805	13,503	9,805	13,503
Substandard	—	—	52,985	33,453	52,985	33,453
Doubtful	—	—	—	—	—	—
Total	$327,792	$181,371	$2,260,919	$2,036,336	$2,588,711	$2,217,707

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2018	2017
Grade:
Pass	$1,469,139	$1,156,240
Special mention	14,279	12,806
Substandard	29,176	11,123
Doubtful	944	2,400
Total	$1,513,538	$1,182,569

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2018	2017	2018	2017	2018	2017
Grade:
Pass	$2,314,657	$1,805,596	$9,582	$5,177	$2,324,239	$1,810,773
Special mention	1,619	242	—	—	1,619	242
Substandard	1,440	2,186	—	—	1,440	2,186
Total	$2,317,716	$1,808,024	$9,582	$5,177	$2,327,298	$1,813,201

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2018	2017	2018	2017	2018	2017
Performing	$289,028	$293,327	$645,537	$602,313	$934,565	$895,640
Nonperforming	933	1,627	1,699	1,454	2,632	3,081
Total	$289,961	$294,954	$647,236	$603,767	$937,197	$898,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	2018	2017	2018	2017	2018	2017
Grade:
Pass	$24,519	$76,611	$743,684	$888,470	$768,203	$965,081
Special mention	—	—	9,086	22,673	9,086	22,673
Substandard	701	8,354	33,520	50,927	34,221	59,281
Total	$25,220	$84,965	$786,290	$962,070	$811,510	$1,047,035

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2018	2017
Grade:
Pass	$439,603	$606,922
Special mention	11,374	1,241
Substandard	15,532	13,207
Total	$466,509	$621,370

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2018	2017	2018	2017	2018	2017
Grade:
Pass	$235,172	$281,160	$174	$233	$235,346	$281,393
Special mention	144	2,704	—	—	144	2,704
Substandard	3,635	5,509	—	—	3,635	5,509
Total	$238,951	$289,373	$174	$233	$239,125	$289,606

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2018	2017	2018	2017	2018	2017
Performing	$85,968	$113,262	$72,195	$113,510	$158,163	$226,772
Nonperforming	751	1,965	451	392	1,202	2,357
Total	$86,719	$115,227	$72,646	$113,902	$159,365	$229,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2018			December 31, 2017
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$26,478	$5,947	$32,425	$15,659	$7,240	$22,899
Substandard Accruing	60,698	48,792	109,490	36,846	73,412	110,258
Total Classified	87,176	54,739	141,915	52,505	80,652	133,157
Special Mention	26,333	20,833	47,166	28,387	26,802	55,189
Total Criticized	$113,509	$75,572	$189,081	$80,892	$107,454	$188,346

NOTE 7.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2018	2017	Estimated Useful Life
Land	$14,096	$14,177	N/A
Buildings and improvements	105,190	99,821	5 - 39 years
Furniture and equipment	56,207	49,600	3 - 7 years
Construction in process	1,314	5,177
Premises and equipment, gross	176,807	168,775
Accumulated depreciation and amortization	(68,440)	(59,423)
Premises and equipment, net	$108,367	$109,352

Depreciation and amortization expense for the years 2018, 2017, and 2016 amounted to $10.8 million, $9.9 million, and $8.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company did not have an acquisition during 2018. There was one acquisition during 2017. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2018 and 2017 is as follows:

(In thousands)	2018	2017
Balance, beginning of the period	$519,287	$403,106
Goodwill acquired and adjusted:
Commerce Bank	—	116,181
Adjustments (1)	(962)	—
Balance, end of the period	$518,325	$519,287
______________________________________________________________________________________________________

(1)	In 2018, goodwill related to the Commerce acquisition was adjusted to reflect new information available during the one-year measurement period.

The Company tests goodwill impairment annually as of June 30, 2018 using second quarter data. The results of the quantitative assessment indicated it is more likely than not that the reporting unit's fair value exceeds its carrying amount, and accordingly, the two-step impairment test was not performed. When events or changes in circumstances indicate that impairment is possible, the Company performs additional reviews. No impairment was recorded on goodwill for 2018, 2017, and 2016.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2018
Non-maturity deposits (core deposit intangible)	$66,923	$(37,410)	$29,513
Insurance contracts	7,558	(7,542)	16
All other intangible assets	7,866	(3,977)	3,889
Total	$82,347	$(48,929)	$33,418
December 31, 2017
Non-maturity deposits (core deposit intangible)	$66,923	$(33,024)	$33,899
Insurance contracts	7,558	(7,526)	32
All other intangible assets	7,810	(3,445)	4,365
Total	$82,291	$(43,995)	$38,296

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $4.9 million in 2018, $3.5 million in 2017, and $2.9 million in 2016.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2018 is as follows: 2019- $4.7 million; 2020- $4.4 million; 2021- $4.2 million; 2022- $4.1 million; 2023- $3.8 million; and thereafter- $12.2 million. For the years 2018, 2017, and 2016, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2018	2017
Capitalized servicing rights	$23,376	$16,361
Accrued interest receivable	36,879	33,739
Accrued federal and state tax receivable	23,923	33,101
Derivative assets	35,654	19,308
Assets held for sale	1,541	1,392
Other	21,165	13,182
Total other assets	$142,538	$117,083

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans sold and serviced for others amounted to $2.3 billion, $1.8 billion, and $1.3 billion at year-end 2018, 2017, and 2016, respectively. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually specified servicing fees were $5.6 million, $4.6 million, and $3.2 million for the years 2018, 2017, and 2016, respectively, and included as a component of loan related fees within non-interest income. The significant assumptions used in the valuation at year-end 2018 included a weighted average discount rate of 11.99% and pre-payment speed assumptions ranging from 7.74% to 11.29%.

Servicing rights activity was as follows:

(In thousands)	2018	2017
Balance at beginning of year	$16,361	$11,524
Additions	10,660	7,604
Amortization	(3,124)	(2,446)
Change in fair value	29	(221)
Allowance adjustment	(550)	(100)
Balance at end of year (1)	$23,376	$16,361

(1)	The balances of servicing rights accounted for at fair value as of December 31, 2018 and December 31, 2017 were $11.5 million and $3.8 million, respectively.

NOTE 10.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2018	2017
Maturity date:
Within 1 year	$2,142,943	$1,790,056
Over 1 year to 2 years	717,706	546,381
Over 2 years to 3 years	217,840	268,897
Over 3 years to 4 years	109,891	161,314
Over 4 years to 5 years	96,479	121,400
Over 5 years	2,858	2,157
Total	$3,287,717	$2,890,205
Account balances:
Less than $100,000	$719,689	$733,785
$100,000 through $250,000	2,060,500	1,717,050
$250,000 or more	507,528	439,370
Total	$3,287,717	$2,890,205

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $1.4 billion and $1.1 billion at December 31, 2018 and December 31, 2017, respectively. Also included in total deposits are reciprocal deposits of $84.4 million and $97.4 million at December 31, 2018 and December 31, 2017, respectively, as well as related party deposits of $123.9 million and $36.0 million at December 31, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    BORROWED FUNDS

Borrowed funds at December 31, 2018 and 2017 are summarized, as follows:

	2018		2017
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$1,118,832	2.58%	$667,300	1.48%
Total short-term borrowings:	1,118,832	2.58	667,300	1.48
Long-term borrowings:
Advances from the FHLBB	309,466	2.17	380,436	1.54
Subordinated notes	74,054	7.00	73,875	7.00
Junior subordinated notes	15,464	4.50	15,464	3.30
Total long-term borrowings:	398,984	3.16	469,775	2.46
Total	$1,517,816	2.73%	$1,137,075	1.88%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2018, the Company maintained a short-term line-of-credit through a correspondent bank with no balance outstanding. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2018 and December 31, 2017. The Company is in compliance with all debt covenants as of December 31, 2018.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2018 and December 31, 2017.

Long-term FHLBB advances consist of advances with an original maturity of more than one year. The advances outstanding at December 31, 2018 include no callable advances and amortizing advances totaling $1.7 million. The advances outstanding at December 31, 2017 include no callable advances and amortizing advances totaling $1.4 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances at year-end 2018 is as follows:

	2018
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2019	$1,268,880	2.47%
2020	152,634	2.69
2021	206	2.50
2022	35	2.00
2023 and beyond	6,543	2.52
Total FHLBB advances	$1,428,298	2.49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have variable-rate FHLB advances for the period ended December 31, 2018 and December 31, 2017.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $461 thousand and $583 thousand for unamortized debt issuance costs as of December 31, 2018 and December 31 2017, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.50% and 3.30% at December 31, 2018 and December 31, 2017, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTE 12.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2018	2017
Derivative liabilities	$33,973	$15,838
Capital and financing lease obligations	10,986	11,323
Asset purchase settlement payable	5,727	70,637
Employee benefits liability	27,229	27,093
Level lease liability	5,674	5,766
Accrued interest payable	11,808	6,813
Customer transaction clearing accounts	17,574	9,118
Other	46,145	41,294
Total other liabilities	$159,116	$187,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2018, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,353	$6,126
Service Cost	74	66
Interest cost	217	237
Actuarial gain	(503)	309
Benefits paid	(323)	(324)
Settlements	(149)	(61)
Projected benefit obligation at end of year	5,669	6,353
Accumulated benefit obligation	5,669	6,353

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,446	5,121
Actual return on plan assets	(359)	710
Contributions by employer	907	—
Benefits paid	(323)	(324)
Settlements	(149)	(61)
Fair value of plan assets at end of year	5,522	5,446

Underfunded status	$147	$907

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$147	$907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2018	2017
Service Cost	$74	$66
Interest Cost	217	237
Expected return on plan assets	(369)	(346)
Amortization of unrecognized actuarial loss	84	100
Net periodic pension costs	$6	$57

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2018	2017
Amortization of actuarial (loss)	$(84)	$(100)
Actuarial loss (gain)	225	(54)
Total recognized in accumulated other comprehensive income	141	(154)
Total recognized in net periodic pension cost recognized and other comprehensive income	$147	$(97)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $1.5 million and $1.3 million in 2018 and 2017, respectively.

The Company made cash contributions of $907 thousand to the pension trust during 2018, which was equal to the underfunded status of the trust as of December 31, 2017. The Company does not expect to make any cash contributions in 2019. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $117 thousand.

The principal actuarial assumptions used are as follows:

	December 31,
	2018	2017
Projected benefit obligation
Discount rate	4.160%	3.510%
Net periodic pension cost
Discount rate	3.510%	3.980%
Long term rate of return on plan assets	7.000%	7.000%

The discount rate that is used in the measurement of the pension obligation is determined by comparing the expected future retirement payment cash flows of the pension plan to the Above Median FTSE Pension Discount Curve as of the measurement date. The expected long-term rate of return on Plan assets reflects long-term earnings expectations on existing Plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by Plan assets in the fund and the rates of return expected to be available for reinvestment. The rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the Plan’s assets by category and level within the fair value hierarchy are as follows at December 31, 2018 and December 31, 2017:

	December 31, 2018
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,659	$—	$1,659
Mid-Cap	407	—	407
Small-Cap	418	—	418
International	751	—	751
Fixed Income Funds
Fixed Income - US Core	1,628	—	1,628
Intermediate Duration	545	—	545
Cash Equivalents - money market	114	52	62
Total	$5,522	$52	$5,470

	December 31, 2017
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,820	$—	$1,820
Mid-Cap	439	—	439
Small-Cap	438	—	438
International	893	—	893
Fixed Income Funds
Fixed Income - US Core	1,308	—	1,308
Intermediate Duration	437	—	437
Cash Equivalents - money market	111	29	82
Total	$5,446	$29	$5,417

The Plan did not hold any assets classified as Level 3, and there were no transfers between levels during 2018 or 2017.

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2018 are as follows:

Year	Payments (In thousands)
2019	380
2020	372
2021	362
2022	387
2023	375
2024 - 2028	1,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits
The Company has an unfunded postretirement medical plan which was assumed in connection with the Rome Bancorp acquisition in 2011. The postretirement plan has been modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by March 31, 2011. The Company contributes partially to medical benefits and life insurance coverage for retirees. Such retirees and their surviving spouses are responsible for the remainder of the medical benefits, including increases in premiums levels, between the total premium and the Company’s contribution.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2018	2017
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,693	$3,249
Service Cost	40	35
Interest cost	130	131
Participant contributions	46	46
Actuarial loss (gain)	(391)	326
Benefits paid	(96)	(94)
Accumulated post-retirement benefit obligation at end of year	$3,422	$3,693

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	50	48
Contributions by participant	46	46
Benefits paid	(96)	(94)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$3,422	$3,693

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2018	2017
Service cost	$40	$35
Interest costs	130	131
Amortization of net prior service credit	83	83
Amortization of net actuarial loss	—	—
Net periodic post-retirement costs	$253	$249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2018	2017
Amortization of actuarial loss	$—	$—
Amortization of prior service credit	(83)	(83)
Net actuarial (gain) loss	(191)	199
Total recognized in accumulated other comprehensive income	(274)	116
Accrued post-retirement liability recognized	$3,422	$1,918

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2018	2017
Net prior service cost (credit)	$1,492	$1,576
Net actuarial (gain) loss	(191)	199
Total recognized in accumulated other comprehensive income	$1,301	$1,775

The amount expected to be amortized from other comprehensive income into net periodic postretirement cost over the next fiscal year is $83 thousand.

The discount rates used in the measurement of the postretirement plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Above Median FTSE Pension Discount Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 4.11% and 3.44% as of December 31, 2018 and December 31, 2017, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 7.25% for 2019, and is gradually expected to decrease to 3.84% by 2075. This assumption may have a significant effect on the amounts reported. However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary. Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2018.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2018 are as follows:

Year	Payments (In thousands)
2019	106
2020	105
2021	110
2022	110
2023	109
2024 - 2028	573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $3.9 million in 2018, $3.4 million in 2017, and $3.9 million in 2016.

Employee Stock Ownership Plan (“ESOP”)
As part of acquisitions in 2015, 2012, and 2011, the Company acquired ESOP plans that were frozen and terminated prior to the completion of those transactions. On the acquisition dates, all amounts in the plans were vested and the loans under the plans were repaid from the sale proceeds of unallocated shares.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Some of these SERPs were assumed in connection with prior acquisitions. At year-end 2018 and 2017, the accrued liability for these SERPs was $3.4 million and $8.3 million, respectively. SERP expense was $638 thousand in 2018, $968 thousand in 2017, and $917 thousand in 2016, and is recognized over the required service period.

During 2018, the Company released $5.4 million of accrued SERP liability, following a transition in the Company's Chief Executive Officer position. The separation agreement did not entitle the former executive to any future benefits, including the associated SERP, other than those described in the agreement.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $4.6 million as of year-end 2018 and $4.5 million as of year-end 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2018, 2017, and 2016 were, as follows:

(In thousands)	2018	2017	2016
Current:
Federal tax expense	$11,726	$11,686	$6,758
State tax expense	3,708	1,112	1,101
Total current expense	15,434	12,798	7,859
Deferred:
Federal tax expense	8,443	29,824	9,438
State tax expense	3,771	1,805	1,591
Total deferred tax expense (1)	12,214	31,629	11,029
Change in valuation allowance	—	75	(104)
Total income tax expense	$27,648	$44,502	$18,784

(1)
2017 deferred tax expense of $31.6 million includes an $18.1 million charge to re-measure the net deferred tax asset at December 31, 2017 pursuant to the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, per the Tax Cuts and Jobs Act enacted on December 22, 2017.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$28,017	21.0%	$34,912	35.0%	$27,108	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6,761	5.1	2,232	2.2	1,675	2.2
Tax exempt income - investments, net	(3,620)	(2.7)	(5,395)	(5.4)	(3,849)	(5.0)
Bank-owned life insurance	(1,337)	(1.0)	(1,556)	(1.6)	(1,364)	(1.8)
Non-deductible merger costs	181	0.1	368	0.4	542	0.7
Tax credits, net of basis reduction	(3,574)	(2.7)	(4,656)	(4.7)	(6,225)	(8.0)
Change in valuation allowance	—	—	75	0.1	125	0.2
Impact of federal tax reform enactment (1)	—	—	18,145	18.2	—	—
Other, net	1,220	0.9	377	0.4	772	1.0
Effective tax rate	$27,648	20.7%	$44,502	44.6%	$18,784	24.3%
(1) Refer to SAB 118 disclosure below.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "2017 Act"). SAB 118 allowed for adjustments to the tax provision for up to one year from the enactment date (the measurement period). Any provisional amounts or adjustments to provisional amounts included in the Company’s financial statements during the measurement period were included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.

As of December 31, 2017, the Company recorded provisional amounts of deferred income taxes using reasonable estimates in five areas where the information necessary to determine the final deferred tax asset or liability was either not available, not prepared, or not sufficiently analyzed as of the report filing date: 1) The deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets was awaiting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

completion and implementation of software updates to process the calculations associated with the Act's provisions allowing for direct expensing of qualified assets. 2) The net deferred tax asset for temporary differences associated with Commerce acquired tax attributes was awaiting final determinations of those amounts, some of which remained provisional. 3) The net deferred tax liability for loan servicing rights was awaiting formal approval from the Internal Revenue Service of a requested tax accounting method change with respect to these rights. 4) The net deferred tax asset for temporary differences associated with equity investments in partnerships was awaiting the receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments.

In a fifth area, the Company made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. All of these matters were finalized in 2018 with no material impact to the Company's federal income tax expense.

Deferred Tax Liabilities and Assets
As of December 31, 2018 and 2017, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$16,754	$14,578
Tax credit carryforwards	—	4,100
Unrealized capital loss on tax credit investments	6,045	6,502
Net unrealized loss on securities available for sale and pension in OCI	4,554	—
Employee benefit plans	5,161	4,983
Purchase accounting adjustments	27,249	37,843
Net operating loss carryforwards	1,162	1,374
Other	2,457	3,549
Deferred tax assets, net before valuation allowances	63,382	72,929
Valuation allowance	(200)	(200)
Deferred tax assets, net of valuation allowances	$63,182	$72,729

Deferred tax liabilities:
Net unrealized gain on securities available for sale and pension in OCI	$—	$(1,888)
Premises and equipment	(1,654)	(1,126)
Loan servicing rights	(3,944)	(2,174)
Deferred loan fees	(3,310)	(3,900)
Intangible amortization	(13,940)	(15,001)
Unamortized tax credit reserve	(1,170)	(1,579)
Deferred tax liabilities	$(24,018)	$(25,668)
Deferred tax assets, net	$39,164	$47,061

The Company’s net deferred tax asset decreased by $7.9 million during 2018, including $10.6 million related to the accretion of purchase accounting adjustments from acquisitions, $3.9 million related to the utilization of the alternative minimum tax credit carryforward offset by $4.3 million deferred tax benefit recognized as an increase in shareholder's equity.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2018 and 2017 were, as follows:

(in thousands)	2018	2017
State tax basis difference, net of Federal tax benefit	$(200)	$(200)
Valuation allowances	$(200)	$(200)

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

There was no change in the valuation allowance during 2018. The valuation allowance as of December 31, 2018 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2018, the Company has $5.5 million of federal net operating loss carryforwards and $13.9 million of Connecticut net operating loss carryforwards available that were obtained through acquisition, the utilization of which are limited under Internal Revenue Code Section 382. No deferred tax asset has been recorded for the Connecticut net operating loss carryforward since the state of Connecticut does not currently allow a deduction for net operating losses. These net operating losses begin to expire in 2024. The related deferred tax asset is $1.2 million.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016:

(In thousands)	2018	2017	2016
Unrecognized tax benefits at January 1	$304	$460	$307
Increase in gross amounts of tax positions related to prior years	533	—	270
Decrease in gross amounts of tax positions related to prior years	(370)	(156)	—
Decrease due to settlement with taxing authority	—	—	—
Increase in gross amounts of tax positions related to current year	—	—	—
Decrease due to lapse in statute of limitations	—	—	(117)
Unrecognized tax benefits at December 31	$467	$304	$460

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component of income tax expense. The accrual for interest and penalties was not material for all years presented.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2015 including any related income tax filings from its recent acquisitions. The Company has been selected for audit in the state of New York for tax years 2015-2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2018, the Company held derivatives with a total notional amount of $3.3 billion. The Company had economic hedges and non-hedging derivatives totaling $3.1 billion and $165 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $2.7 billion, risk participation agreements with dealer banks of $244 million, and $191 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2018.

The Company pledged collateral to derivative counterparties in the form of cash totaling $25.4 million and securities with an amortized cost of $13.1 million and a fair value of $12.8 million at year-end 2018. At December 31, 2017, the Company pledged cash collateral of $2.1 million and securities with an amortized cost of $24.4 million and a fair value of $24.4 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2018 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2018			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,090	10.9	2.72%	5.09%	(1,240)
Interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.04%	4.53%	(11,953)
Reverse interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.53%	4.04%	11,443
Risk participation agreements with dealer banks	243,806	5.7			237
Forward sale commitments	190,807	0.2			(734)
Total economic hedges	3,138,491				(2,247)

Non-hedging derivatives:
Commitments to lend	165,079	0.2			3,927
Total non-hedging derivatives	165,079				3,927
Total	$3,303,570				$1,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2017 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2017			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,755	11.9	1.73%	5.09%	(1,649)
Interest rate swaps on loans with commercial loan customers	943,795	5.9	3.26%	4.25%	(3,195)
Reverse interest rate swaps on loans with commercial loan customers	943,795	5.9	4.25%	3.26%	3,204
Risk participation agreements with dealer banks	142,054	8.4			(26)
Forward sale commitments	276,572	0.2			(123)
Total economic hedges	2,316,971				(1,789)

Non-hedging derivatives:
Commitments to lend	193,966	0.2			5,259
Total non-hedging derivatives	193,966				5,259
Total	$2,510,937				$3,470

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

On February 7, 2017, the Company terminated all of its interest rate swaps associated with FHLB borrowings with 1-month LIBOR based floating interest rates of an aggregate notional amount of $300 million. As of March 31, 2017, the Company no longer held the FHLB borrowings associated with the interest rate swaps. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.c

Prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For the years ended December 31, 2018 and 2017, there was no hedge ineffectiveness on interest rate swaps designated as cash flow hedges.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$(449)	$(2,023)
Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	(393)	(3,981)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	(6,629)	—
Net tax effect on items recognized in accumulated other comprehensive income	—	(2,589)	(835)
Other comprehensive income recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$3,984	$1,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of December 31, 2018 the Company has an interest rate swap with a $10.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $(519) thousand at year-end 2018. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain (loss) recognized in other non-interest income	$409	$371	$(75)
Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(8,758)	3,557	1,312
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	8,758	(3,557)	(1,312)
(Unfavorable) Favorable change in credit valuation adjustment recognized in other non-interest income	(519)	(316)	338
Risk Participation Agreements:
Unrealized gain/(loss) recognized in other non-interest income	263	(31)	(61)
Forward Commitments:
Unrealized (loss) recognized in non-interest income	(611)	(123)	(1,176)
Realized gain/(loss) in non-interest income	(1,532)	(1,764)	(3,705)

Non-hedging derivatives
Commitments to lend:
Unrealized gain recognized in non-interest income	$3,358	$5,259	$8,373
Realized gain in non-interest income	33,982	50,879	3,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s Consolidated Balance Sheets. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The Company had net asset positions with its financial institution counterparties totaling $5.9 million and $1.1 million as of December 31, 2018 and December 31, 2017, respectively. The Company had net asset positions with its commercial banking counterparties totaling $21.2 million and $8.6 million as of December 31, 2018 and December 31, 2017, respectively.

The Company had net liability positions with its financial institution counterparties totaling $18.8 million and $5.9 million as of December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, the Company had net liability positions with its commercial banking counterparties totaling $9.7 million and $5.4 million as of December 31, 2018 and December 31, 2017, respectively. The collateral posted by the Company that covered liability positions was $25.4 million and $5.9 million as of December 31, 2018 and December 31, 2017, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2018 and December 31, 2017 :

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$9,485	$(3,592)	$5,893	$—	$—	$5,893
Commercial counterparties	21,345	(157)	21,188	—	—	21,188
Total	$30,830	$(3,749)	$27,081	$—	$—	$27,081

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(19,949)	$1,101	$(18,848)	$—	$25,412	$6,564
Commercial counterparties	(9,932)	187	(9,745)	—	—	(9,745)
Total	$(29,881)	$1,288	$(28,593)	$—	$25,412	$(3,181)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$2,692	$(1,622)	$1,070	$—	$—	$1,070
Commercial counterparties	8,577	—	8,577	—	—	8,577
Total	$11,269	$(1,622)	$9,647	$—	$—	$9,647

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2017
Interest Rate Swap Agreements:
Institutional counterparties	$(8,777)	$2,835	$(5,942)	$3,982	$1,960	$—
Commercial counterparties	(5,375)	2	(5,373)	—	—	(5,373)
Total	$(14,152)	$2,837	$(11,315)	$3,982	$1,960	$(5,373)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

(In thousands)	2018	2017
Commitments to originate new loans	$202,789	$244,252
Unused funds on commercial and other lines of credit	831,853	678,567
Unadvanced funds on home equity lines of credit	332,359	297,367
Unadvanced funds on construction and real estate loans	424,347	360,472
Standby letters of credit	17,295	13,613
Lease obligation	10,986	11,323
Total	$1,819,629	$1,605,594

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2018 and 2017.

Operating Lease Commitments. Future minimum rental payments required under operating leases at year-end 2018 are as follows: 2019 — $13.6 million; 2020 — $12.6 million; 2021 — $11.4 million; 2022 — $10.3 million; 2023 — $8.4 million; and all years thereafter — $42.8 million. The leases contain options to extend for periods up to twenty years. The cost of such rental options is not included above. Total rent expense for the years 2018, 2017, and 2016 amounted to $13.7 million, $12.0 million, and $8.3 million, respectively.

Lease Obligations. Future obligations required under the capital and financing lease at year-end 2018 are $732 thousand in 2019; $730 thousand in 2020; $698 thousand in 2021; $669 thousand in 2022; $647 thousand in 2023 and $5.8 million all years thereafter. Amortization under the capital and financing lease is included with premises and equipment depreciation and amortization expense.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations. As of December 31, 2018, the Company had litigation accrual of $3.0 million. There was no accrual as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Minimum Regulatory Capital Requirements
The Company and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if imposed, could have a direct material impact on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2018 and 2017, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, increased to 1.875% on January 1, 2018 and increased to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At December 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

As of year-end 2018 and 2017, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Company (Consolidated)
Total capital to risk-weighted assets	$1,172,120	12.99%	$721,605	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	1,029,724	11.42	405,903	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	1,043,898	11.57	541,203	6.00	N/A	N/A
Tier 1 capital to average assets	1,043,898	9.04	360,802	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$1,100,783	12.21%	$721,185	8.00%	$901,481	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,043,401	11.57	405,667	4.50	585,963	6.50
Tier 1 capital to risk-weighted assets	1,043,401	11.57	540,889	6.00	721,185	8.00
Tier 1 capital to average assets	1,043,401	9.04	360,593	4.00	450,741	5.00
December 31, 2017
Company (Consolidated)
Total capital to risk-weighted assets	$1,063,843	12.43%	$684,692	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	942,389	11.01	385,139	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	954,103	11.15	513,519	6.00	N/A	N/A
Tier 1 capital to average assets	954,103	9.01	342,346	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$954,172	11.17%	$683,103	8.00%	$853,879	10.00%
Common Equity Tier 1 Capital to risk weighted assets	881,324	10.32	384,245	4.50	555,021	6.50
Tier 1 capital to risk-weighted assets	881,324	10.32	512,327	6.00	683,103	8.00
Tier 1 capital to average assets	881,324	8.32	341,552	4.00	426,939	5.00

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

Preferred stock
As a provision of the merger agreement with Commerce, certain Commerce common stock was converted into the right to receive 0.465 shares of Series B Non-Voting Preferred Stock issued by the Company. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. The shares are considered participating, but do not maintain preferential treatment over common shares. Proportional dividends on the preferred shares are not payable unless also declared for common shares. As of year-end 2018, 522 thousand preferred shares were issued and outstanding.

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive (loss)/income are as follows:

(In thousands)	2018	2017
Other accumulated comprehensive (loss)/income, before tax:
Net unrealized holding (loss)/gain on AFS securities	$(15,267)	$10,034
Net (loss) on effective cash flow hedging derivatives	—	—
Net unrealized holding (loss) on pension plans	(2,753)	(3,048)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding loss/(gain) on AFS securities	3,814	(4,026)
Net loss on effective cash flow hedging derivatives	—	—
Net unrealized holding loss on pension plans	736	1,201
Accumulated other comprehensive (loss)/income	$(13,470)	$4,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other comprehensive (loss)/income for the years ended December 31, 2018, 2017, and 2016:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(16,917)	$4,419	$(12,498)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(16,923)	4,421	(12,502)

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	135	(54)	81
Less: reclassification adjustment for losses realized in net income	(201)	54	(147)
Net unrealized holding gain on pension plans	336	(108)	228
Other comprehensive (loss)	$(16,587)	$4,313	$(12,274)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	$(24,966)	$7,335	$(17,631)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017
Net unrealized holding gain on AFS securities:
Net unrealized (loss) arising during the period	$(2,544)	$1,075	$(1,469)
Less: reclassification adjustment for gains realized in net income	12,598	(4,535)	8,063
Net unrealized holding (loss) on AFS securities	(15,142)	5,610	(9,532)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net gain on cash flow hedging derivatives	6,573	(2,589)	3,984

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(311)	124	(187)
Less: reclassification adjustment for (losses) realized in net income	(217)	87	(130)
Net unrealized holding (loss) on pension plans	(94)	37	(57)
Other comprehensive (loss)	$(8,663)	$3,058	$(5,605)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$18,308	$(6,979)	$11,329
Less: reclassification adjustment for (losses) realized in net income	(551)	220	(331)
Net unrealized holding gain on AFS securities	18,859	(7,199)	11,660

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(2,022)	754	(1,268)
Less: reclassification adjustment for (losses) realized in net income	(3,981)	1,589	(2,392)
Net gain on cash flow hedging derivatives	1,959	(835)	1,124

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	351	(155)	196
Less: reclassification adjustment for (losses) realized in net income	(164)	73	(91)
Net unrealized holding gain on pension plans	515	(228)	287
Other comprehensive income	$21,333	$(8,262)	$13,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss)/income, for the years ended December 31, 2018 , 2017, and 2016:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2018
Balance at Beginning of Year	$6,008	$—	$(1,847)	$4,161
Other comprehensive gain/(loss) before reclassifications	(12,498)	—	81	(12,417)
Amounts reclassified from accumulated other comprehensive income	4	—	(147)	(143)
Total other comprehensive (loss)/income	(12,502)	—	228	(12,274)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	4,959	—	398	5,357
Balance at End of Period	$(11,453)	$—	$(2,017)	$(13,470)

Year Ended December 31, 2017
Balance at Beginning of Year	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain/(loss) before reclassifications	(1,469)	(269)	(187)	(1,925)
Amounts reclassified from accumulated other comprehensive income	8,063	(4,253)	(130)	3,680
Total other comprehensive (loss)/income	(9,532)	3,984	(57)	(5,605)
Balance at End of Period	$6,008	$—	$(1,847)	$4,161

Year Ended December 31, 2016
Balance at Beginning of Year	$3,880	$(5,108)	$(2,077)	$(3,305)
Other comprehensive gain/(loss) Before reclassifications	11,329	(1,268)	196	10,257
Amounts reclassified from accumulated other comprehensive income	(331)	(2,392)	(91)	(2,814)
Total other comprehensive income	11,660	1,124	287	13,071
Balance at End of Period	$15,540	$(3,984)	$(1,790)	$9,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss)/income for the years ended December 31, 2018, 2017, and 2016:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2018	2017	2016
Realized gains/(losses) on AFS securities:
	$6	$12,598	$(551)	Non-interest income
	(2)	(4,535)	220	Tax expense
	4	8,063	(331)
Realized (losses) on cash flow hedging derivatives:
	—	(393)	—	Interest expense
	—	(6,629)	—	Non-interest income
	—	—	(3,981)	Non-interest expense
	—	2,769	1,589	Tax benefit
	—	(4,253)	(2,392)
Realized (losses) on pension plans
	(201)	(217)	(164)	Non-interest expense
	54	87	73	Tax expense
	(147)	(130)	(91)
Total reclassifications for the period	$(143)	$3,680	$(2,814)

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net income	$105,765	$55,247	$58,670

Average number of common shares issued	46,212	40,627	32,604
Less: average number of treasury shares	810	963	1,116
Less: average number of unvested stock award shares	421	437	500
Plus: average participating preferred shares	1,043	229	—
Average number of basic common shares outstanding	46,024	39,456	30,988
Plus: dilutive effect of unvested stock award shares	180	202	122
Plus: dilutive effect of stock options outstanding	27	37	57
Average number of diluted common shares outstanding	46,231	39,695	31,167

Basic earning per common share	$2.30	$1.40	$1.89

Diluted earnings per common share	$2.29	$1.39	$1.88

For the year ended 2018, 38 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2017, 55 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2016, 52 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    STOCK-BASED COMPENSATION PLANS

The 2018 Equity Incentive Plan (the “2018 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2018, the Company had the ability to grant approximately 1.0 million shares under this plan.

The 2013 Equity Incentive Plan (the “2013 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2018, the Company had the ability to grant approximately 347 thousand shares under this plan.

The 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options to employees and directors. A total of 1.4 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of year-end 2018, the Company had the ability to grant approximately 10 thousand shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2017	418	$29.68	76	$13.59
Granted	185	37.87	—	—
Stock options exercised	—	—	(33)	9.81
Stock awards vested	(167)	28.60	—	—
Forfeited	(65)	33.78	—	—
Expired	—	—	(12)	22.61
Balance, December 31, 2018	371	$33.63	31	$10.82

Stock Awards
The total compensation cost for stock awards recognized as expense was $4.8 million, $5.3 million, and $4.6 million, in the years 2018, 2017, and 2016, respectively. The total recognized tax benefit associated with this compensation cost was $1.3 million, $2.0 million, and $1.8 million, respectively.

The weighted average fair value of stock awards granted was $37.87, $35.84, and $26.81 in 2018, 2017, and 2016, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2018, 2017, and 2016 was $4.8 million, $4.4 million, and $4.4 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $6.6 million as of year-end 2018. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2018, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company acquired options in the Beacon transaction in 2012, but did not grant additional options in 2018, 2017, or 2016.

The total intrinsic value of options exercised was $855 thousand, $363 thousand, and $880 thousand for the years 2018, 2017, and 2016, respectively. There was no expense pertaining to options vesting in 2018, 2017 or 2016. There was no tax benefit associated with stock option expense in 2018, 2017 or 2016. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-ends 2018, 2017, and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2018 and 2017 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$11,212	$11,212
Available-for-sale securities:
Municipal bonds and obligations	—	111,207	—	111,207
Agency collateralized mortgage obligations	—	930,884	—	930,884
Agency residential mortgage-backed securities	—	170,321	—	170,321
Agency commercial mortgage-backed securities	—	58,925	—	58,925
Corporate bonds	—	111,490	—	111,490
Trust preferred securities	—	8,466	—	8,466
Other bonds and obligations	—	8,354	—	8,354
Marketable equity securities	56,074	564	—	56,638
Loans held for sale	—	96,233	—	96,233
Derivative assets	—	31,727	3,927	35,654
Capitalized servicing rights	—	—	11,485	11,485
Derivative liabilities	734	33,239	—	33,973

	December 31, 2017
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$12,277	$12,277
Available-for-sale securities:
Municipal bonds and obligations	—	118,233	—	118,233
Agency collateralized mortgage obligations	—	851,158	—	851,158
Agency residential mortgage-backed securities	—	216,940	—	216,940
Agency commercial mortgage-backed securities	—	62,305	—	62,305
Corporate bonds	—	110,721	—	110,721
Trust preferred securities	—	11,677	—	11,677
Other bonds and obligations	—	9,880	—	9,880
Marketable equity securities	44,851	334	—	45,185
Loans held for sale	—	153,620	—	153,620
Derivative assets	—	14,049	5,259	19,308
Capitalized servicing rights	—	—	3,834	3,834
Derivative liabilities	104	15,715	19	15,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, the Company had one transfer of $708 thousand in marketable equity securities from Level 3 to Level 2 based on a change in valuation technique driven by the availability of market data.

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

Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2018 (In thousands)
Loans Held for Sale	$96,233	$93,019	$3,214

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2017 (In thousands)
Loans Held for Sale	$153,620	$149,022	$4,598

The changes in fair value of loans held for sale for years ended December 31, 2018 and 2017 were losses of $1.4 million and gains of $2.1 million, respectively. The changes in fair value are included in mortgage banking income in the Consolidated Statements of Income. In 2018, originations of loans held for sale totaled $2.0 billion and sales of loans originated as held for sale totaled $2.1 billion. In 2017, originations of loans held for sale totaled $2.4 billion and sales of loans originated as held for sale totaled $2.4 billion.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to Lend. The Company enters into commitments to lend for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a certain interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan commitment will ultimately close, and by the non-refundable costs of originating the loan. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, these commitments to lend are classified as Level 3 measurements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2018 and 2017:

	Assets (Liabilities)
(In thousands)	Trading Security	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights
Balance as of December 31, 2016	$13,229	$4,738	$100	$798
Unrealized (loss) gain, net recognized in other non-interest income	(320)	63,894	(81)	(221)
Unrealized gain included in accumulated other comprehensive loss	—	—	—	—
Transfers to Level 2	—	—	—	—
Paydown of trading security	(632)	—	—	—
Transfers to loans held for sale	—	(63,373)	—	—
Additions to servicing rights	—	—	—	3,257
Balance as of December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized (loss) gain, net recognized in other non-interest income	(400)	46,014	(19)	29
Unrealized gain included in accumulated other comprehensive loss	—	—	—	—
Transfers to Level 2	—	—	—	—
Paydown of trading security	(665)	—	—	—
Transfers to loans held for sale	—	(47,346)	—	—
Additions to servicing rights	—	—	—	7,622
Balance as of December 31, 2018	$11,212	$3,927	$—	$11,485

Unrealized gains/(losses) relating to instruments still held at December 31, 2018	$1,122	$3,927	$—	$29
Unrealized gains/(losses) relating to instruments still held at December 31, 2017	$1,522	$5,259	$19	$(221)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2018 and 2017 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$11,212	Discounted Cash Flow	Discount Rate	3.07%
Forward Commitments	—	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Commitments to Lend	3,927	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized Servicing Rights	11,485	Discounted cash flow	Constant prepayment rate (CPR)	9.30%
			Discount rate	10.00%
Total	$26,624

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2017	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$12,277	Discounted Cash Flow	Discount Rate	2.74%
Forward Commitments	19	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Commitments to Lend	5,259	Historical Trend	Closing Ratio	81.53%
		Pricing Model	Origination Costs, per loan	$3,692
Capitalized Servicing Rights	3,834	Discounted cash flow	Constant prepayment rate (CPR)	10.00%
			Discount rate	10.95%
Total	$21,389

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

	December 31, 2018	Fair Value Measurements as of December 31, 2018
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$4,892	December 2018
Capitalized servicing rights	11,891	December 2018
Total	$16,783

	December 31, 2017	Fair Value Measurements as of December 31, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$23,853	December 2017
Capitalized servicing rights	12,527	December 2017
Total	$36,380

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2018 and 2017 are as follows:

(in thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$4,892	Fair value of collateral	Loss severity	51.16% to 0.00% (6.75%)
			Appraised value	$0.3 to $877 ($363)
Capitalized servicing rights	11,891	Discounted cash flow	Constant prepayment rate (CPR)	7.74% to 11.29% (9.74%)
			Discount rate	10.00% to 14.13% (11.99%)
Total Assets	$16,783
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2018 and 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Estimated Fair Values of Financial Instruments
The estimated fair values, which represent exit price for 2018, and related carrying amounts, of the Company’s financial instruments follow. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2018
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$183,189	$183,189	$183,189	$—	$—
Trading security	11,212	11,212	—	—	11,212
Marketable equity securities	56,638	$56,638	56,074	564	—
Securities available for sale	1,399,647	1,399,647	—	1,399,647	—
Securities held to maturity	373,763	371,224	—	353,182	18,042
FHLB stock and restricted equity securities	77,344	N/A	N/A	NA	N/A
Net loans	8,981,784	9,026,442	—	—	9,026,442
Loans held for sale	96,233	96,233	—	96,233	—
Accrued interest receivable	36,879	36,879	—	36,879	—
Derivative assets	35,654	35,654	—	31,727	3,927

Financial Liabilities
Total deposits	8,982,381	8,970,321	—	8,970,321	—
Short-term debt	1,118,832	1,118,820	—	1,118,820	—
Long-term FHLB advances	309,466	308,336	—	308,336	—
Subordinated notes	89,518	97,376	—	97,376	—
Derivative liabilities	33,973	33,973	734	33,239	—

	December 31, 2017
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$248,763	$248,763	$248,763	$—	$—
Trading security	12,277	12,277	—	—	12,277
Marketable equity securities	45,185	45,185	44,851	334	—
Securities available for sale	1,380,914	1,380,914	—	1,380,914	—
Securities held to maturity	397,103	405,276	—	371,458	33,818
FHLB stock and restricted equity securities	63,085	N/A	N/A	N/A	N/A
Net loans	8,247,504	8,422,034	—	—	8,422,034
Loans held for sale	153,620	153,620	—	153,620	—
Accrued interest receivable	33,739	33,739	—	33,739	—
Derivative assets	19,308	19,308	—	14,049	5,259

Financial Liabilities
Total deposits	8,749,530	8,731,527	—	8,731,527	—
Short-term debt	667,300	667,246	—	667,246	—
Long-term FHLB advances	380,436	378,766	—	378,766	—
Subordinated notes	89,339	97,414	—	97,414	—
Derivative liabilities	15,838	15,838	104	15,715	19

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

Loans, net. In accordance with recent accounting guidance, the fair value of loans as of December 31, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Therefore, prior period is not directly comparable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. During 2018, the Company converted a $35 million intercompany subordinated note from the Bank into equity at the Bank. At December 31, 2017, investment in subsidiaries includes $35 million of intercompany subordinated notes.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2018	2017
Assets
Cash due from Berkshire Bank	$69,320	$83,380
Investment in subsidiaries	1,571,018	1,470,859
Securities available for sale, at fair value	3,914	21,827
Other assets	398	12,138
Total assets	$1,644,650	$1,588,204

Liabilities and Shareholders’ Equity
Subordinated notes	$89,518	$89,339
Accrued expenses	2,214	2,601
Shareholders’ equity	1,552,918	1,496,264
Total liabilities and shareholders’ equity	$1,644,650	$1,588,204

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Income:
Dividends from subsidiaries	$48,500	$39,000	$33,000
Other	506	5,864	4,072
Total income	49,006	44,864	37,072
Interest expense	5,335	5,338	5,743
Non-interest expenses	3,034	6,042	3,740
Total expense	8,369	11,380	9,483
Income before income taxes and equity in undistributed income of subsidiaries	40,637	33,484	27,589
Income tax benefit	(1,068)	(1,783)	(2,123)
Income before equity in undistributed income of subsidiaries	41,705	35,267	29,712
Equity in undistributed income of subsidiaries	64,060	19,980	28,958
Net income	105,765	55,247	58,670
Preferred stock dividend	918	219	—
Income available to common shareholders	$104,847	$55,028	$58,670

Comprehensive income	$88,133	$49,643	$68,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$105,765	$55,247	$58,670
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed income of subsidiaries	(64,060)	(19,980)	(28,958)
Other, net	20,916	(7,964)	1,988
Net cash provided by operating activities	62,621	27,303	31,700

Cash flows from investing activities:
Advances to subsidiaries	(85,000)	(100,000)	—
Purchase of securities	(128)	(1,057)	(18,016)
Sale of securities	13,550	2,101	—
Other, net	—	1,508	9,728
Net cash (used) in investing activities	(71,578)	(97,448)	(8,288)

Cash flows from financing activities:
Proceed from issuance of short term debt	178	—	9,349
Proceed from repayment of long term debt	35,000	—	—
Repayment of short term debt	—	(9,822)	—
Net proceeds from common stock	325	153,313	3,712
Payment to repurchase common stock	—	—	(4,632)
Common stock cash dividends paid	(39,966)	(33,022)	(24,916)
Preferred stock cash dividends paid	(918)	(219)	—
Other, net	278	257	11
Net cash provided provided/(used) by financing activities	(5,103)	110,507	(16,476)

Net change in cash and cash equivalents	(14,060)	40,362	6,936

Cash and cash equivalents at beginning of year	83,380	43,018	36,082

Cash and cash equivalents at end of year	$69,320	$83,380	$43,018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2018				2017
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$127,851	$119,191	$116,879	$107,240	$105,823	$89,060	$84,666	$80,709
Interest expense	34,447	29,850	25,758	21,770	19,457	17,062	15,121	13,823
Net interest income	93,404	89,341	91,121	85,470	86,366	71,998	69,545	66,886
Non-interest income	21,068	29,281	30,030	29,520	29,298	28,836	32,798	34,757
Total revenue	114,472	118,622	121,151	114,990	115,664	100,834	102,343	101,643
Provision for loan losses	6,716	6,628	6,532	5,575	6,141	4,900	4,889	5,095
Non-interest expense	90,188	70,977	72,337	76,869	90,041	65,820	69,523	74,326
Income before income taxes	17,568	41,017	42,282	32,546	19,482	30,114	27,931	22,222
Income tax expense (1)	3,309	8,790	8,251	7,298	22,292	7,211	8,237	6,762
Net income/(loss)	$14,259	$32,227	$34,031	$25,248	$(2,810)	$22,903	$19,694	$15,460

Basic earnings/(loss) per common share	$0.31	$0.70	$0.74	$0.55	$(0.06)	$0.57	$0.53	$0.44

Diluted earnings/(loss) per share	$0.31	$0.70	$0.74	$0.55	$(0.06)	$0.57	$0.53	$0.44

Weighted average common shares outstanding:
Basic	46,061	46,030	46,032	45,966	45,122	39,984	37,324	35,280
Diluted	46,240	46,263	46,215	46,200	45,122	40,145	37,474	35,452

(1)
2017 income tax expense includes $18.1 million charge to re-measure the net deferred tax asset at December 31, 2017 pursuant to the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, per the Tax Cuts and Jobs Act enacted on December 22, 2017.

NOTE 22.    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2018, 2017, and 2016, respectively:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net interest income	$359,336	$294,795	$232,267
Provision for loan losses	25,451	21,025	17,362
Net interest income after provision for loan losses	333,885	273,770	214,905
Total non-interest income	109,899	125,689	65,851
Total non-interest expense	310,371	299,710	203,302
Income from continuing operations before income taxes	133,413	99,749	77,454
Income tax expense	27,648	44,502	18,784
Net income	$105,765	$55,247	$58,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.    REVENUE

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017, and 2016, respectively.

	Years Ended December 31,
(In thousands)	2018	2017	2016
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$21,046	$17,591	$16,711
Insurance commissions and fees	10,983	10,589	10,477
Wealth management fees	9,447	9,395	8,917
Interchange income	7,177	7,379	7,652
Non-interest income (in-scope of Topic 606)	$48,653	$44,954	$43,757
Non-interest income (out-of-scope of Topic 606)	61,246	80,735	22,094
Total non-interest income	$109,899	$125,689	$65,851

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.    SUBSEQUENT EVENTS

On December 11, 2018, the Company entered into an agreement and plan of merger with SI Financial Group, Inc. ("SI Financial"). Under the agreement, SI Financial will merge with and into the Company in a transaction to be accounted for a business combination. Immediately following the merger, SI Financial's wholly-owned subsidiary, Savings Institute Bank and Trust Company, will merge with and into Berkshire Bank.

Headquartered in Willimantic, Conn., SI Financial had $1.6 billion in assets as of December 31, 2018 and operates 23 banking offices providing a range of banking services in Eastern Connecticut and Rhode Island.

If the merger is completed, each outstanding share of SI Financial common stock will be converted into the right to receive 0.48 shares of the Company's common stock. The transaction is subject to closing conditions, including the receipt of regulatory approvals and approval by the shareholders of SI Financial. The merger is currently expected to be completed in the second quarter of 2019. If the merger is not consummated under specified circumstances, SI Financial has agreed to pay the Company a termination fee of $7.4 million.

This agreement and plan of merger had no significant effect on the Company’s financial statements for the periods presented. Expenses related to the proposed merger are included in the financial statement line item Merger, Restructuring, and Conversion Related Expenses of the Consolidated Statements of Income for the 12 months ended
December 31, 2018.