Form 10-Q
period 2019-03-31
BERKSHIRE HILLS BANCORP INC
filed 2019-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of May 7, 2019, the Registrant had 45,468,952 shares of common stock, $0.01 par value per share, outstanding

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHLB	New York Stock Exchange

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands, except share data)
Assets
Cash and due from banks	$98,689	$100,972
Short-term investments	68,930	82,217
Total cash and cash equivalents	167,619	183,189
Trading security, at fair value	11,164	11,212
Marketable equity securities, at fair value	59,121	56,638
Securities available for sale, at fair value	1,386,768	1,399,647
Securities held to maturity (fair values of $375,980 and $371,224)	369,331	373,763
Federal Home Loan Bank stock and other restricted securities	54,624	77,344
Total securities	1,881,008	1,918,604
Loans held for sale, at fair value	4,773	2,183
Commercial real estate loans	3,388,139	3,400,221
Commercial and industrial loans	1,957,339	1,980,046
Residential mortgages	2,544,824	2,566,424
Consumer loans	1,057,193	1,096,562
Total loans	8,947,495	9,043,253
Less: Allowance for loan losses	(62,038)	(61,469)
Net loans	8,885,457	8,981,784
Premises and equipment, net	105,651	106,500
Goodwill	518,325	518,325
Other intangible assets	32,219	33,418
Cash surrender value of bank-owned life insurance policies	191,768	190,609
Deferred tax assets, net	38,783	42,434
Other assets	182,720	120,926
Assets from discontinued operations	165,078	114,259
Total assets	$12,173,401	$12,212,231

Liabilities
Demand deposits	$1,526,584	$1,603,019
NOW and other deposits	820,177	1,122,321
Money market deposits	2,743,448	2,245,195
Savings deposits	731,711	724,129
Time deposits	3,344,495	3,287,717
Total deposits	9,166,415	8,982,381
Short-term debt	861,349	1,118,832
Long-term Federal Home Loan Bank advances	258,840	309,466
Subordinated borrowings	89,562	89,518
Total borrowings	1,209,751	1,517,816
Other liabilities	204,725	149,519
Liabilities from discontinued operations	15,505	9,597
Total liabilities	$10,596,396	$10,659,313
(continued)

	March 31, 2019	December 31, 2018

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 46,211,894 shares issued and 45,521,962 shares outstanding in 2019; 100,000,000 shares authorized, 46,211,894 shares issued and 45,416,855 shares outstanding in 2018)	460	460
Additional paid-in capital - common stock	1,244,975	1,245,013
Unearned compensation	(8,825)	(6,594)
Retained earnings	321,759	308,839
Accumulated other comprehensive (loss)	(2,906)	(13,470)
Treasury stock, at cost (689,932 shares in 2019 and 795,039 shares in 2018)	(19,091)	(21,963)
Total shareholders’ equity	1,577,005	1,552,918
Total liabilities and shareholders’ equity	$12,173,401	$12,212,231
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Interest and dividend income from continuing operations
Loans	$105,651	$91,741
Securities and other	15,458	14,405
Total interest and dividend income	121,109	106,146
Interest expense from continuing operations
Deposits	26,622	15,325
Borrowings	9,028	6,064
Total interest expense	35,650	21,389
Net interest income from continuing operations	85,459	84,757
Non-interest income from continuing operations
Mortgage banking originations	46	138
Loan related income	6,003	4,819
Deposit related fees	6,858	8,066
Insurance commissions and fees	2,853	3,025
Wealth management fees	2,441	2,597
Total fee income	18,201	18,645
Other, net	970	1,268
Gain/(loss) on securities, net	2,551	(1,502)
Gain on sale of business operations and other assets, net	—	481
Total non-interest income	21,722	18,892
Total net revenue from continuing operations	107,181	103,649
Provision for loan losses	4,001	5,575
Non-interest expense from continuing operations
Compensation and benefits	33,500	33,847
Occupancy and equipment	9,446	9,192
Technology and communications	6,257	6,484
Marketing and promotion	1,267	1,222
Professional services	2,275	1,696
FDIC premiums and assessments	1,639	1,195
Other real estate owned and foreclosures	2	67
Amortization of intangible assets	1,200	1,268
Acquisition, restructuring, and other expenses	7,015	5,093
Other	9,390	5,302
Total non-interest expense	71,991	65,366

Income from continuing operations before income taxes	$31,189	$32,708
Income tax expense	6,917	7,337
Net income from continuing operations	$24,272	$25,371

(Loss) from discontinued operations before income taxes	$(854)	$(162)
Income tax (benefit)	(217)	(39)
Net (loss) from discontinued operations	$(637)	$(123)

Net income	$23,635	$25,248
Preferred stock dividend	240	230
Income available to common shareholders	$23,395	$25,018

Basic earnings per common share:
Continuing operations	$0.52	$0.55
Discontinued operations	(0.01)	—
Total	$0.51	$0.55

Diluted earnings per common share:
Continuing operations	$0.52	$0.55
Discontinued operations	(0.01)	—
Total	$0.51	$0.55

Weighted average shares outstanding:
Basic	46,113	45,966
Diluted	46,261	46,200
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$23,635	$25,248
Other comprehensive income, before tax:
Changes in unrealized loss on debt securities available-for-sale	14,215	(19,162)
Income taxes related to other comprehensive income:
Changes in unrealized loss on debt securities available-for-sale	(3,651)	4,931
Total other comprehensive income/(loss)	10,564	(14,231)
Total comprehensive income	$34,199	$11,017
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2017	522	40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264

Comprehensive income:
Net income	—	—	—	—	—	—	25,248	—	—	25,248
Other comprehensive loss	—	—	—	—	—	—	—	(14,231)	—	(14,231)
Total comprehensive income	—	—	—	—	—	—	25,248	(14,231)	—	11,017
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-01, Income Statement - Reporting Comprehensive Income ( Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.22 per share)	—	—	—	—	—	—	(9,982)	—	—	(9,982)
Cash dividends declared ($0.44 per share)	—	—	—	—	—	—	(230)	—	—	(230)
Forfeited shares	—	—	(4)	—	31	125	—	—	(156)	—
Exercise of stock options	—	—	5	—	—	—	(73)	—	149	76
Restricted stock grants	—	—	92	—	1,056	(3,452)	—	—	2,396	—
Stock-based compensation	—	—	—	—	—	1,382	—	—	—	1,382
Other, net	—	—	(23)	—	16	—	—	—	(886)	(870)
Balance at March 31, 2018	522	40,633	45,360	$460	$1,243,590	$(8,476)	$259,499	$(15,427)	$(22,622)	$1,497,657

Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918

Comprehensive income:
Net income	—	—	—	—	—	—	23,635	—	—	23,635
Other comprehensive income	—	—	—	—	—	—	—	10,564	—	10,564
Total comprehensive income	—	—	—	—	—	—	23,635	10,564	—	34,199
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(10,475)	—	—	(10,475)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Forfeited shares	—	—	(13)	—	(41)	444	—	—	(403)	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	131	—	3	(3,664)	—	—	3,661	—
Stock-based compensation	—	—	—	—	—	989	—	—	—	989
Other, net	—	—	(13)	—	—	—	—	—	(386)	(386)
Balance at March 31, 2019	522	$40,633	45,522	$460	$1,244,975	$(8,825)	$321,759	$(2,906)	$(19,091)	$1,577,005
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$23,635	$25,248
Net (loss) from discontinued operations	(637)	(123)
Net income from continuing operations	24,272	25,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,001	5,575
Net amortization of securities	624	743
Change in unamortized net loan costs and premiums	2,161	(577)
Premises and equipment depreciation and amortization expense	2,184	2,520
Stock-based compensation expense	989	1,382
Accretion of purchase accounting entries, net	(1,338)	(3,838)
Amortization of other intangibles	1,200	1,268
Income from cash surrender value of bank-owned life insurance policies	(1,160)	(1,158)
Securities (gains) losses, net	(2,551)	1,502
Net (decrease) in loans held-for-sale	(2,590)	(1,158)
Change in right-of-use lease assets	3,815	—
Change in lease liabilities	(3,981)	—
Loss on disposition of assets	1,615	—
Amortization of interest in tax-advantaged projects	579	506
Net change in other	(5,158)	(1,193)
Net cash provided by operating activities of continuing operations	24,662	30,943
Net cash (used) provided by operating activities of discontinued operations	(44,911)	53,535
Net cash (used) provided by operating activities	(20,249)	84,478

Cash flows from investing activities:
Net decrease in trading security	174	165
Purchases of marketable equity securities	(11,900)	(12,688)
Proceeds from sales of marketable equity securities	11,896	26,096
Purchases of securities available for sale	(15,180)	(116,423)
Proceeds from sales of securities available for sale	2,587	—
Proceeds from maturities, calls, and prepayments of securities available for sale	39,542	44,069
Purchases of securities held to maturity	(159)	(1,618)
Proceeds from maturities, calls, and prepayments of securities held to maturity	4,111	2,885
Net change in loans	87,553	(148,619)
Purchase of Federal Home Loan Bank stock	(15,930)	(17,614)
Proceeds from sale of Federal Home Loan Bank stock	38,650	16,661
Net investment in limited partnership tax credits	505	—
Purchase of premises and equipment, net	(2,382)	(4,376)
Net cash provided (used) by investing activities	139,467	(211,462)
(continued)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from financing activities:
Net increase in deposits	184,034	(65,870)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,292,517	1,235,892
Repayments of Federal Home Loan Bank advances and other borrowings	(1,600,624)	(1,157,778)
Exercise of stock options	—	76
Common and preferred stock cash dividends paid	(10,715)	(10,212)
Net cash (provided) used by financing activities	(134,788)	2,108

Net change in cash and cash equivalents	(15,570)	(124,876)

Cash and cash equivalents at beginning of period	183,189	248,763

Cash and cash equivalents at end of period	$167,619	$123,887

Supplemental cash flow information:
Interest paid on deposits	$26,118	$15,345
Interest paid on borrowed funds	10,656	6,725
Income taxes paid, net	794	1,065

Other non-cash changes:
Other net comprehensive income	10,564	(14,231)
Real estate owned acquired in settlement of loans	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

The Consolidated Financial Statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation, headquartered in Boston, Massachusetts, and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Massachusetts, and Berkshire Insurance Group, Inc. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and note disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustment’s necessary for a fair statement are reflected in the interim periods presented.

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Principles
Effective January 1, 2019, the following new accounting guidance was adopted by the Company:

•	ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities;

•	ASU No. 2016-02, Leases (Topic 842)(additional information is disclosed in Note 10 - Leases of the Consolidated Financial Statements)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors. The amendments of ASU No. 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases. The Company obtained a third-party software application which provides lease accounting under the guidelines of FASB ASC Topic 842. The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019. The Company recognized right-of-use lease assets and related lease liabilities totaling $79.6 million and $82.8 million respectively as of January 1, 2019. The right-of-use lease assets and related lease liabilities recognized at January 1, 2019 include right-of-use lease assets and lease liabilities classified as discontinued operations. See Note 10 - Leases for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Pronouncements
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

The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's Consolidated Financial Statements. A cross-functional working group has been formed and is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Management is working through its implementation plan which includes assessment and documentation of processes and internal controls; model development and documentation; and system configuration. Management is also in the process of implementing a third-party vendor solution to assist us in the application of ASU No. 2016-13. The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on its Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           DISCONTINUED OPERATIONS

During the period ended March 31, 2019, the Company reached the decision to pursue the sale of the national mortgage banking operations of First Choice Loan Services, Inc. (“FCLS”) – a subsidiary of the Bank. The decision was based on a number of strategic priorities and other factors, including the competitiveness of the mortgage industry. FCLS continues to operate and serve its customers as the Company initiates the process of identifying a buyer. The potential transaction is expected to close within 12 months. As a result of these actions, the Company classified the operations of FCLS as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows present discontinued operations retrospectively for current and prior periods.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Assets
Loans held for sale, at fair value	136,821	94,050
Premises and equipment, net	1,858	1,867
Other assets	26,399	18,342
Total assets	165,078	114,259
Liabilities
Other liabilities	15,505	9,597
Total liabilities	15,505	9,597

FCLS funds its lending operations and maintains working capital through an intercompany line-of-credit with the Bank. Although the sale of FCLS will contemplate settlement of these borrowings, debt was not allocated to discontinued operations due to the intercompany nature of the borrowings. When the transaction closes, the Company will reallocate these funds to various purposes, including but not limited to, pay-down of short-term debt with the Federal Home Loan Bank.

The following presents operating results of the discontinued operations of FCLS for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest income	1,044	1,094
Interest expense	584	381
Net interest income	460	713
Non-interest income	8,813	10,628
Total net revenue	9,273	11,341
Non-interest expense	10,127	11,503
Loss from discontinued operations before income taxes	(854)	(162)
Income tax (benefit)	(217)	(39)
Net loss from discontinued operations	(637)	(123)

FCLS also originates mortgages designated as held-for-investment. This component of FCLS’s operations was not considered discontinued, since the Company expects to continue to originate mortgages designated as held-for-investment in its footprint on a small scale through processes considered as continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $9.9 million and $10.1 million, and a fair value of $11.2 million and $11.2 million, at March 31, 2019 and December 31, 2018, respectively. As discussed further in Note 9 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
EQUITY SECURITIES

The Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" in the first quarter of 2018. All changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Securities available for sale
Municipal bonds and obligations	$113,521	$4,088	$(142)	$117,467
Agency collateralized mortgage obligations	913,263	1,964	(7,313)	907,914
Agency mortgage-backed securities	168,914	78	(2,876)	166,116
Agency commercial mortgage-backed securities	61,914	—	(2,536)	59,378
Corporate bonds	119,893	434	(1,060)	119,267
Trust preferred securities	8,319	283	—	8,602
Other bonds and obligations	8,016	30	(22)	8,024
Total securities available for sale	1,393,840	6,877	(13,949)	1,386,768
Securities held to maturity
Municipal bonds and obligations	260,968	7,149	(136)	267,981
Agency collateralized mortgage obligations	71,226	1,445	(346)	72,325
Agency mortgage-backed securities	7,074	—	(174)	6,900
Agency commercial mortgage-backed securities	10,401	—	(199)	10,202
Tax advantaged economic development bonds	19,363	95	(1,185)	18,273
Other bonds and obligations	299	—	—	299
Total securities held to maturity	369,331	8,689	(2,040)	375,980

Marketable equity securities	55,409	5,217	(1,505)	59,121
Total	$1,818,580	$20,783	$(17,494)	$1,821,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Municipal bonds and obligations	$109,648	$2,272	$(713)	$111,207
Agency collateralized mortgage obligations	944,946	1,130	(15,192)	930,884
Agency mortgage-backed securities	175,406	36	(5,121)	170,321
Agency commercial mortgage-backed securities	62,200	—	(3,275)	58,925
Corporate bonds	112,404	342	(1,256)	111,490
Trust preferred securities	8,314	251	(99)	8,466
Other bonds and obligations	8,355	34	(35)	8,354
Total securities available for sale	1,421,273	4,065	(25,691)	1,399,647
Securities held to maturity
Municipal bonds and obligations	264,524	3,569	(3,601)	264,492
Agency collateralized mortgage obligations	71,637	533	(778)	71,392
Agency mortgage-backed securities	7,219	—	(297)	6,922
Agency commercial mortgage-backed securities	10,417	—	(289)	10,128
Tax advantaged economic development bonds	19,718	22	(1,698)	18,042
Other bonds and obligations	248	—	—	248
Total securities held to maturity	373,763	4,124	(6,663)	371,224

Marketable equity securities	55,471	4,370	(3,203)	56,638
Total	$1,850,507	$12,559	$(35,557)	$1,827,509

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$7,747	$7,759	$2,614	$2,614
Over 1 year to 5 years	26,687	26,837	14,799	14,865
Over 5 years to 10 years	82,660	83,351	13,494	13,577
Over 10 years	132,655	135,413	249,723	255,497
Total bonds and obligations	249,749	253,360	280,630	286,553
Mortgage-backed securities	1,144,091	1,133,408	88,701	89,427
Total	$1,393,840	$1,386,768	$369,331	$375,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2019, purchases of AFS securities totaled $15.2 million and the proceeds from the sale of AFS securities totaled $2.6 million. During the three months ended March 31, 2019, gross gains on sale of AFS securities totaled $6 thousand and there were no gross losses. These gains are included in Gain/(loss) on securities, net on the consolidated statements of income. During the three months ended March 31, 2018, purchases of AFS securities totaled $116.4 million. There were no sales of AFS securities during the three months ended March 31, 2018.

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2019
Securities available for sale
Municipal bonds and obligations	$7	$323	$135	$8,971	$142	$9,294
Agency collateralized mortgage obligations	121	67,340	7,192	612,951	7,313	680,291
Agency mortgage-backed securities	27	10,306	2,849	146,416	2,876	156,722
Agency commercial mortgage-backed securities	30	4,002	2,506	55,375	2,536	59,377
Corporate bonds	1,040	76,670	20	980	1,060	77,650
Other bonds and obligations	—	—	22	3,039	22	3,039
Total securities available for sale	1,225	158,641	12,724	827,732	13,949	986,373

Securities held to maturity
Municipal bonds and obligations	—	—	136	13,308	136	13,308
Agency collateralized mortgage obligations	—	—	346	10,858	346	10,858
Agency mortgage-backed securities	—	—	174	6,900	174	6,900
Agency commercial mortgage-backed securities	—	—	199	10,202	199	10,202
Tax advantaged economic development bonds	—	—	1,185	6,884	1,185	6,884
Total securities held to maturity	—	—	2,040	48,152	2,040	48,152
Total	$1,225	$158,641	$14,764	$875,884	$15,989	$1,034,525

December 31, 2018
Securities available for sale
Municipal bonds and obligations	$55	$3,186	$658	$11,787	$713	$14,973
Agency collateralized mortgage obligations	76	39,114	15,116	755,528	15,192	794,642
Agency mortgage-backed securities	53	5,500	5,068	162,439	5,121	167,939
Agency commercial mortgage-backed securities	44	1,503	3,231	57,422	3,275	58,925
Corporate bonds	1,249	74,434	7	2,561	1,256	76,995
Trust preferred securities	99	7,068	—	—	99	7,068
Other bonds and obligations	—	—	35	3,030	35	3,030
Total securities available for sale	1,576	130,805	24,115	992,767	25,691	1,123,572

Securities held to maturity
Municipal bonds and obligations	127	17,596	3,474	103,759	3,601	121,355
Agency collateralized mortgage obligations	—	—	778	43,138	778	43,138
Agency mortgage-backed securities	—	—	297	6,922	297	6,922
Agency commercial mortgage-backed securities	—	—	289	10,128	289	10,128
Tax advantaged economic development bonds	65	8,078	1,633	6,512	1,698	14,590
Total securities held to maturity	192	25,674	6,471	170,459	6,663	196,133
Total	$1,768	$156,479	$30,586	$1,163,226	$32,354	$1,319,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2019:

AFS municipal bonds and obligations
At March 31, 2019, 7 out of the total 311 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2019, 198 out of the total 268 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2019, 78 out of the total 136 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2019, 14 out of the total 24 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 1.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At March 31, 2019, 6 out of the total 12 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM Municipal bonds and obligations
At March 31, 2019, 13 out of the total 220 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2019, 1 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2019, 2 out of the total 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2019, 1 out of the total 5 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 14.7% of the amortized cost of the security in an unrealized loss position. The above mentioned tax-advantaged economic bond remains a special mention rated asset. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from previous mergers and acquisitions. Acquired loans that are refinanced are transferred to business activity loans. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. The following is a summary of total loans:

	March 31, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$302,258	$25,515	$327,773	$327,792	$25,220	$353,012
Other commercial real estate	2,302,554	757,812	3,060,366	2,260,919	786,290	3,047,209
Total commercial real estate	2,604,812	783,327	3,388,139	2,588,711	811,510	3,400,221

Commercial and industrial loans:	1,540,985	416,354	1,957,339	1,513,538	466,508	1,980,046

Total commercial loans	4,145,797	1,199,681	5,345,478	4,102,249	1,278,018	5,380,267

Residential mortgages:
1-4 family	2,300,406	233,036	2,533,442	2,317,716	238,952	2,556,668
Construction	11,228	154	11,382	9,582	174	9,756
Total residential mortgages	2,311,634	233,190	2,544,824	2,327,298	239,126	2,566,424

Consumer loans:
Home equity	281,568	83,760	365,328	289,961	86,719	376,680
Auto and other	627,360	64,505	691,865	647,236	72,646	719,882
Total consumer loans	908,928	148,265	1,057,193	937,197	159,365	1,096,562

Total loans	$7,366,359	$1,581,136	$8,947,495	$7,366,744	$1,676,509	$9,043,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at March 31, 2019 totaled $1.6 billion. A subset of these loans were determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $46.1 million (and a note balance of $120.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $1.5 billion.

At December 31, 2018, acquired loans maintained a carrying value of $1.7 billion and purchased credit-impaired loans totaled $47.3 million (note balance of $124.0 million). Loans considered not credit-impaired at acquisition date had a carrying amount of $1.6 billion.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$2,840	$11,561
Accretion	(1,320)	(3,433)
Net reclassifications from (to) nonaccretable difference	665	2,533
Payments received, net	(55)	(188)
Reclassification to TDR	9	—
Disposals	—	(81)
Balance at end of period	$2,139	$10,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at March 31, 2019 and December 31, 2018:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
March 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$302,258	$302,258	$—
Other commercial real estate	670	749	16,535	17,954	2,284,600	2,302,554	119
Total	670	749	16,535	17,954	2,586,858	2,604,812	119
Commercial and industrial loans:
Total	2,458	540	4,586	7,584	1,533,401	1,540,985	56
Residential mortgages:
1-4 family	1,214	531	1,857	3,602	2,296,804	2,300,406	461
Construction	—	—	—	—	11,228	11,228	—
Total	1,214	531	1,857	3,602	2,308,032	2,311,634	461
Consumer loans:
Home equity	161	4	917	1,082	280,486	281,568	—
Auto and other	2,310	582	1,962	4,854	622,506	627,360	44
Total	2,471	586	2,879	5,936	902,992	908,928	44
Total	$6,813	$2,406	$25,857	$35,076	$7,331,283	$7,366,359	$680

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$327,792	$327,792	$—
Other commercial real estate	913	276	18,833	20,022	2,240,897	2,260,919	993
Total	913	276	18,833	20,022	2,568,689	2,588,711	993
Commercial and industrial loans:
Total	4,694	975	4,636	10,305	1,503,233	1,513,538	4
Residential mortgages:
1-4 family	1,631	1,619	1,440	4,690	2,313,026	2,317,716	66
Construction	—	—	—	—	9,582	9,582	—
Total	1,631	1,619	1,440	4,690	2,322,608	2,327,298	66
Consumer loans:
Home equity	618	15	933	1,566	288,395	289,961	—
Auto and other	3,543	615	1,699	5,857	641,379	647,236	—
Total	4,161	630	2,632	7,423	929,774	937,197	—
Total	$11,399	$3,500	$27,541	$42,440	$7,324,304	$7,366,744	$1,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
March 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$25,515	$—
Other commercial real estate	3,935	460	4,110	8,505	10,972	757,812	2,013
Total	3,935	460	4,110	8,505	10,972	783,327	2,013
Commercial and industrial loans:
Total	507	33	1,227	1,767	29,394	416,354	144
Residential mortgages:
1-4 family	610	442	1,020	2,072	4,890	233,036	75
Construction	—	—	—	—	—	154	—
Total	610	442	1,020	2,072	4,890	233,190	75
Consumer loans:
Home equity	287	—	1,052	1,339	546	83,760	158
Auto and other	193	66	405	664	294	64,505	97
Total	480	66	1,457	2,003	840	148,265	255
Total	$5,532	$1,001	$7,814	$14,347	$46,096	$1,581,136	$2,487

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:				—
Construction	$—	$—	$—	$—	$—	$25,220	$—
Other commercial real estate	2,603	1,127	4,183	7,913	11,994	786,290	1,652
Total	2,603	1,127	4,183	7,913	11,994	811,510	1,652
Commercial and industrial loans:
Total	217	147	1,515	1,879	29,539	466,508	144
Residential mortgages:
1-4 family	1,382	144	918	2,444	4,888	238,952	75
Construction	—	—	—	—	—	174	—
Total	1,382	144	918	2,444	4,888	239,126	75
Consumer loans:
Home equity	290	148	751	1,189	553	86,719	—
Auto and other	193	62	547	802	314	72,646	96
Total	483	210	1,298	1,991	867	159,365	96
Total	$4,685	$1,628	$7,914	$14,227	$47,288	$1,676,509	$1,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	16,416	2,097	18,513	17,840	2,531	20,371
Total	16,416	2,097	18,513	17,840	2,531	20,371

Commercial and industrial loans:
Total	4,530	1,083	5,613	4,632	1,371	6,003

Residential mortgages:
1-4 family	1,396	945	2,341	1,374	843	2,217
Construction	—	—	—	—	—	—
Total	1,396	945	2,341	1,374	843	2,217

Consumer loans:
Home equity	917	894	1,811	933	751	1,684
Auto and other	1,918	308	2,226	1,699	451	2,150
Total	2,835	1,202	4,037	2,632	1,202	3,834

Total non-accrual loans	$25,177	$5,327	$30,504	$26,478	$5,947	$32,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of March 31, 2019 and December 31, 2018 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2019
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$21,036	$2,989	$2,061	$335	$26,421
Collectively evaluated for impairment	2,583,776	1,537,996	2,309,573	908,593	7,339,938
Total	$2,604,812	$1,540,985	$2,311,634	$908,928	$7,366,359

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,345	$2,825	$2,089	$342	$28,601
Collectively evaluated for impairment	2,565,366	1,510,713	2,325,209	936,855	7,338,143
Total	$2,588,711	$1,513,538	$2,327,298	$937,197	$7,366,744

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
March 31, 2019
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$3,538	$686	$358	$775	$5,357
Purchased credit-impaired loans	10,972	29,394	4,890	840	46,096
Collectively evaluated for impairment	768,817	386,274	227,942	146,650	1,529,683
Total	$783,327	$416,354	$233,190	$148,265	$1,581,136

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,980	$763	$362	$646	$5,751
Purchased credit-impaired loans	11,994	29,539	4,888	867	47,288
Collectively evaluated for impairment	795,536	436,206	233,876	157,852	1,623,470
Total	$811,510	$466,508	$239,126	$159,365	$1,676,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at March 31, 2019 and December 31, 2018:

Business Activities Loans

	March 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$20,446	$29,916	$—
Commercial and industrial loans	1,279	2,268	—
Residential mortgages - 1-4 family	440	438	—
Consumer - home equity	228	241	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$540	$548	$7
Commercial and industrial loans	1,724	1,718	52
Residential mortgages - 1-4 family	1,637	1,759	120
Consumer - home equity	96	103	8
Consumer - other	12	12	1

Total
Commercial real estate	$20,986	$30,464	$7
Commercial and industrial loans	3,003	3,986	52
Residential mortgages	2,077	2,197	120
Consumer	336	356	9
Total impaired loans	$26,402	$37,003	$188
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	December 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$22,606	$31,038	$—
Commercial and industrial loans	1,584	2,566	—
Residential mortgages - 1-4 family	443	441	—
Consumer - home equity	230	242	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$666	$670	$9
Commercial and industrial loans	1,251	1,235	49
Residential mortgages - 1-4 family	1,663	1,779	128
Consumer - home equity	100	106	10
Consumer - other	13	13	1

Total
Commercial real estate	$23,272	$31,708	$9
Commercial and industrial loans	2,835	3,801	49
Residential mortgages	2,106	2,220	128
Consumer	343	361	11
Total impaired loans	$28,556	$38,090	$197
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	March 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$2,531	$5,694	$—
Commercial and industrial loans	494	612	—
Residential mortgages - 1-4 family	270	323	—
Consumer - home equity	532	1,326	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$910	$916	$48
Commercial and industrial loans	195	207	4
Residential mortgages - 1-4 family	91	115	36
Consumer - home equity	202	195	37
Consumer - other	42	39	7

Total			x
Commercial real estate	$3,441	$6,610	$48
Commercial and industrial loans	689	819	4
Residential mortgages	361	438	36
Consumer	776	1,560	44
Total impaired loans	$5,267	$9,427	$132
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$3,055	$5,959	$—
Other commercial and industrial loans	538	644	—
Residential mortgages - 1-4 family	271	324	—
Consumer - home equity	399	1,053	—
Consumer - other	—	11	—

With an allowance recorded:
Other commercial real estate loans	$925	$947	$9
Commercial and industrial loans	228	232	4
Residential mortgages - 1-4 family	94	117	36
Consumer - home equity	205	196	41
Consumer - other	43	40	7

Total
Commercial real estate	$3,980	$6,906	$9
Commercial and industrial loans	766	876	4
Residential mortgages	365	441	36
Consumer	647	1,300	48
Total impaired loans	$5,758	$9,523	$97
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of March 31, 2019 and 2018:

Business Activities Loans

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$21,221	$64	$20,272	$91
Commercial and industrial loans	1,389	26	2,625	62
Residential mortgages - 1-4 family	441	6	807	14
Consumer - home equity	228	1	1,730	2
Consumer - other	—	—	—	—

With an allowance recorded:
Other commercial real estate loans	$616	$6	$13,198	$169
Commercial and industrial loans	1,757	40	3,933	64
Residential mortgages - 1-4 family	1,645	19	1,484	17
Consumer - home equity	97	1	46	1
Consumer - other	12	—	17	—

Total
Commercial real estate	$21,837	$70	$33,470	$260
Commercial and industrial loans	3,146	66	6,558	126
Residential mortgages	2,086	25	2,291	31
Consumer loans	337	2	1,793	3
Total impaired loans	$27,406	$163	$44,112	$420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$2,511	$37	$2,348	$46
Commercial and industrial loans	512	12	425	9
Residential mortgages - 1-4 family	270	2	700	4
Consumer - home equity	601	1	953	—
Consumer - other	—	—	19	1

With an allowance recorded:
Other commercial real estate loans	$917	$16	$2,876	$37
Commercial and industrial loans	221	9	61	2
Residential mortgages - 1-4 family	92	2	1,520	1
Consumer - home equity	203	3	324	4
Consumer - other	43	—	—	—

Total
Commercial real estate	$3,428	$53	$5,224	$83
Commercial and industrial loans	733	21	486	11
Residential mortgages	362	4	2,220	5
Consumer loans	847	4	1,296	5
Total impaired loans	$5,370	$82	$9,226	$104

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

The following tables include the recorded investment and number of modifications identified during the three months ended March 31, 2019 and March 31, 2018. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three months ended March 31, 2019 and 2018 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial	1	193	193
Residential - 1-4 Family	—	—	—
Total	3	$338	$338

	Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	$—	$—
Commercial and industrial	4	1,995	1,924
Residential - 1-4 Family	1	118	118
Total	5	$2,113	$2,042

There were no TDRs that defaulted within 12 months of modifications during the three months ended March 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of the period	$27,415	$41,990
Principal payments	(1,413)	(639)
TDR status change (1)	—	—
Other reductions (2)	(1,155)	(288)
Newly identified TDRs	338	2,042
Balance at end of the period	$25,185	$43,105
_________________________________
(1) TDR status change classification represents TDR loans with a specified interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and  the loan was on current payment status and not impaired based on the terms specified by the restructuring agreement.
(2) Other reductions classification consists of transfer to other real estate owned, payoffs, charge-offs, and advances to loans.

The evaluation of certain loans individually for specific impairment includes loans that were previously classified as TDRs or continue to be classified as TDRs.

As of March 31, 2019, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of March 31, 2019 and December 31, 2018 totaled $4.0 million and $3.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 was as follows:

	At or for the three months ended March 31, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	1,256	1,676	42	919	3,893
Recoveries on charged-off loans	208	307	15	54	584
Provision/(releases) for loan losses	1,837	3,112	(1,299)	(268)	3,382
Balance at end of period	$22,521	$18,247	$9,209	$6,235	$56,212

	At or for the three months ended March 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	106	890	—	940	1,936
Recoveries on charged-off loans	23	44	—	74	141
Provision/(releases) for loan losses	1,081	225	(822)	2,668	3,152
Balance at end of period	$17,841	$13,229	$8,598	$7,609	$47,277

	At or for the three months ended March 31, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	180	262	73	171	686
Recoveries on charged-off loans	476	51	5	31	563
Provision/(releases) for loan losses	461	26	60	72	619
Balance at end of period	$3,910	$879	$622	$415	$5,826

	At or for the three months ended March 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	740	155	431	529	1,855
Recoveries on charged-off loans	6	29	25	40	100
Provision/(releases) for loan losses	873	244	854	452	2,423
Balance at end of period	$3,995	$1,243	$1,046	$298	$6,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of March 31, 2019 and December 31, 2018:

	At March 31, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	7	52	120	9	188
Collectively evaluated for impairment	22,514	18,195	9,089	6,226	56,024
Total	$22,521	$18,247	$9,209	$6,235	$56,212

	At December 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated for impairment	21,723	16,455	10,407	7,357	55,942
Total	21,732	16,504	10,535	7,368	56,139

	At March 31, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	48	4	36	44	132
Collectively evaluated for impairment	3,862	875	586	371	5,694
Total	$3,910	$879	$622	$415	$5,826

	At December 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated for impairment	3,144	1,060	594	435	5,233
Total	3,153	1,064	630	483	5,330

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At March 31, 2019, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $5.8 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at March 31, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Grade:
Pass	$302,258	$327,792	$2,235,544	$2,198,129	$2,537,802	$2,525,921
Special mention	—	—	8,946	9,805	8,946	9,805
Substandard	—	—	58,064	52,985	58,064	52,985
Total	$302,258	$327,792	$2,302,554	$2,260,919	$2,604,812	$2,588,711

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	March 31, 2019	December 31, 2018
Grade:
Pass	$1,475,485	$1,469,139
Special mention	26,086	14,279
Substandard	38,492	29,176
Doubtful	922	944
Total	$1,540,985	$1,513,538

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Grade:
Pass	$2,298,018	$2,314,657	$11,228	$9,582	$2,309,246	$2,324,239
Special mention	531	1,619	—	—	531	1,619
Substandard	1,857	1,440	—	—	1,857	1,440
Total	$2,300,406	$2,317,716	$11,228	$9,582	$2,311,634	$2,327,298

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Performing	$280,651	$289,028	$625,442	$645,537	$906,093	$934,565
Nonperforming	917	933	1,918	1,699	2,835	2,632
Total	$281,568	$289,961	$627,360	$647,236	$908,928	$937,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Grade:
Pass	$24,813	$24,519	$724,738	$743,684	$749,551	$768,203
Special mention	—	—	426	9,086	426	9,086
Substandard	702	701	32,648	33,520	33,350	34,221
Total	$25,515	$25,220	$757,812	$786,290	$783,327	$811,510

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	March 31, 2019	December 31, 2018
Grade:
Pass	$387,162	$439,602
Special mention	12,362	11,374
Substandard	16,830	15,532
Total	$416,354	$466,508

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Grade:
Pass	$228,759	$235,173	$154	$174	$228,913	$235,347
Special mention	503	144	—	—	503	144
Substandard	3,774	3,635	—	—	3,774	3,635
Total	$233,036	$238,952	$154	$174	$233,190	$239,126

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Performing	$82,866	$85,968	$64,196	$72,195	$147,062	$158,163
Nonperforming	894	751	309	451	1,203	1,202
Total	$83,760	$86,719	$64,505	$72,646	$148,265	$159,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of March 31, 2019 and December 31, 2018. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	March 31, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$25,177	$5,327	$30,504	$26,478	$5,947	$32,425
Substandard Accruing	77,037	50,154	127,191	60,698	48,792	109,490
Total Classified	102,214	55,481	157,695	87,176	54,739	141,915
Special Mention	36,149	13,357	49,506	26,333	20,833	47,166
Total Criticized	$138,363	$68,838	$207,201	$113,509	$75,572	$189,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Time less than $100,000	$712,774	$719,689
Time $100,000 through $250,000	2,102,587	2,060,500
Time more than $250,000	529,134	507,528
Total time deposits	$3,344,495	$3,287,717

Included in total deposits are brokered deposits of $1.5 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively. Included in total deposits are reciprocal deposits of $93.2 million and $84.4 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at March 31, 2019 and December 31, 2018 are summarized, as follows:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$861,349	2.67%	$1,118,832	2.58%
Total short-term borrowings:	861,349	2.67	1,118,832	2.58
Long-term borrowings:
Advances from the FHLB and other borrowings	258,840	2.29	309,466	2.17
Subordinated borrowings	74,098	7.00	74,054	7.00
Junior subordinated borrowings	15,464	4.50	15,464	4.50
Total long-term borrowings:	348,402	3.39	398,984	3.16
Total	$1,209,751	2.88%	$1,517,816	2.73%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2019 and December 31, 2018.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended March 31, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at March 31, 2019 include no callable advances and amortizing advances totaling $1.7 million. The advances outstanding at December 31, 2018 include no callable advances and amortizing advances totaling $1.7 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of March 31, 2019 is as follows:

	March 31, 2019
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2019	$961,424	2.57%
2020	152,262	2.69
2021	202	2.50
2022	32	2.00
2023 and beyond	6,269	2.51
Total FHLB advances	$1,120,189	2.58%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2019 and December 31, 2018.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $430 thousand and $461 thousand for unamortized debt issuance costs as of March 31, 2019 and December 31 2018, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.50% and 4.50% at March 31, 2019 and December 31, 2018, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2019, the Company held derivatives with a total notional amount of $3.7 billion. The Company had economic hedges and non-hedging derivatives totaling $3.4 billion and $0.3 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $2.8 billion, risk participation agreements with dealer banks of $0.3 billion, and $0.3 billion in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2019.

The Company pledged collateral to derivative counterparties in the form of cash totaling $46.7 million and securities with an amortized cost of $12.4 million and a fair value of $12.3 million as of March 31, 2019. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2019, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	9,917	10.7	2.86%	5.09%	(1,361)
Interest rate swaps on loans with commercial loan customers	1,405,661	6.6	4.10%	4.52%	(33,941)
Reverse interest rate swaps on loans with commercial loan customers	1,405,661	6.6	4.52%	4.10%	33,294
Risk participation agreements with dealer banks	265,305	8.1			362
Forward sale commitments (1)	348,011	0.2			(1,252)
Total economic hedges	3,434,555				(2,898)

Non-hedging derivatives:
Commitments to lend (1)	299,638	0.2			6,318
Total non-hedging derivatives	299,638				6,318

Total	$3,734,193				$3,420
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	10,090	10.9	2.72%	5.09%	(1,240)
Interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.04%	4.53%	(11,953)
Reverse interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.53%	4.04%	11,443
Risk participation agreements with dealer banks	243,806	5.7			237
Forward sale commitments (1)	190,807	0.2			(734)
Total economic hedges	3,138,491				(2,247)

Non-hedging derivatives:
Commitments to lend (1)	165,079	0.2			3,927
Total non-hedging derivatives	165,079				3,927

Total	$3,303,570				$1,680
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of March 31, 2019, the Company has an interest rate swap with a $9.9 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $137 thousand as of March 31, 2019. The interest income and expense on these mirror image swaps exactly offset each other.

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

The Company utilizes forward sale commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives with changes in fair value recorded in current period earnings. Forward sale commitments are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-hedging derivatives
The Company enters into interest rate lock commitments (“IRLCs”), or commitments to lend, for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in discontinued operations in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. Commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(121)	$311

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(21,988)	14,669

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	21,988	(14,669)
(Unfavorable)/Favorable change in credit valuation adjustment recognized in other non-interest income	(137)	237

Risk participation agreements:
Unrealized gain recognized in other non-interest income	125	16

Forward commitments:
Unrealized (loss) recognized in discontinued operations	(518)	(909)
Realized gain in discontinued operations	(1,715)	3,922

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in discontinued operations	$2,391	$6,531
Realized gain in discontinued operations	9,432	603

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

The Company had net asset positions with its financial institution counterparties totaling $0.5 million and $5.9 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net asset positions with its commercial banking counterparties totaling $37.4 million and $21.2 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net liability positions with its financial institution counterparties totaling $35.4 million and $18.8 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net liability positions with its commercial banking counterparties totaling $4.1 million and $9.7 million as of March 31, 2019 and December 31, 2018. The collateral posted by the Company that covered liability positions was $46.7 million and $25.4 million as of March 31, 2019 and December 31, 2018, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2019 and December 31, 2018:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$478	$(11)	$467	$—	$—	$467
Commercial counterparties	37,512	(101)	37,411	—	—	37,411
Total	$37,990	$(112)	$37,878	$—	$—	$37,878

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(39,746)	$4,339	$(35,407)	$—	$46,749	$11,342
Commercial counterparties	(4,116)	—	(4,116)	—	—	(4,116)
Total	$(43,862)	$4,339	$(39,523)	$—	$46,749	$7,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$9,485	$(3,592)	$5,893	$—	$—	$5,893
Commercial counterparties	21,345	(157)	21,188	—	—	21,188
Total	$30,830	$(3,749)	$27,081	$—	$—	$27,081

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(19,949)	$1,101	$(18,848)	$—	$25,412	$6,564
Commercial counterparties	(9,932)	187	(9,745)	—	—	(9,745)
Total	$(29,881)	$1,288	$(28,593)	$—	$25,412	$(3,181)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. See Note 1 to the Consolidated Financial Statements regarding transition guidance related to the new standard.

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company’s finance leases (previously referred to as a capital lease) was previously required to be recorded on the Company’s Consolidated Balance Sheets. As these leases were previously required to be recorded on the Company’s Consolidated Balance Sheets, Topic 842 did not materially impact the accounting for the leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company utilized the implicit lease rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used to discount operating lease liabilities and finance lease liabilities at March 31, 2019 was 3.39% and 5.00%, respectively.

The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term. At March 31, 2019 lease expiration dates ranged from 1 month to 19 years. The weighted average remaining lease term for operating and finance leases at March 31, 2019 was 10.4 years and 15.6 years, respectively.

The following table represents the Consolidated Balance Sheets classification of the Company’s ROU assets and lease liabilities:

(In thousands)		March 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	75,212
Finance lease right-of-use assets	Premises and equipment, net	8,128
Total Lease Right-of-Use Assets		83,340

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	78,297
Finance lease liabilities	Other liabilities	11,228
Total Lease Liabilities		89,525
(1) Includes assets and liabilities classified as discontinued operations.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have any material sub-lease agreements.

Lease expense for operating leases for the three months ended March 31, 2019 was $3.4 million.

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	3,498
Operating cash flows from finance leases	159
Financing cash flows from finance leases	98

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	79,589
Finance leases	—
(1) Includes cash flows related to discontinued operations.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2019:

(In thousands)	Operating Leases	Finance Leases
2019	9,803	752
2020	12,118	1,031
2021	10,986	1,031
2022	9,945	1,031
2023	8,070	1,037
Thereafter	42,363	11,296
Total undiscounted lease payments (1)	93,285	16,178
Less amounts representing interest (1)	(14,988)	(4,950)
Lease liability (1)	78,297	11,228
(1) Includes discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2019	Regulatory Minimum to be Well Capitalized	December 31, 2018	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.1%	N/A	13.0%	N/A
Common equity tier 1 capital to risk weighted assets	11.5	N/A	11.4	N/A
Tier 1 capital to risk weighted assets	11.7	N/A	11.6	N/A
Tier 1 capital to average assets	9.0	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.2%	8.0%	12.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.6	4.5	11.6	4.5
Tier 1 capital to risk weighted assets	11.6	6.0	11.6	6.0
Tier 1 capital to average assets	9.0	4.0	9.0	4.0

At each date shown, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity Tier 1 capital to risk weighted assets. The Bank's Common equity Tier 1 capital to risk weighted assets exceeds the minimum to be well capitalized. In addition, the final capital rules added a requirement to maintain a minimum conservation buffer, composed of Common equity Tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. As of January 1, 2019, banking organizations must maintain a minimum Common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At March 31, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2019 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss)/gain on AFS securities	$(1,052)	$(15,267)
Net unrealized holding (loss) on pension plans	(2,753)	(2,753)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	163	3,814
Net unrealized tax benefit on pension plans	736	736
Accumulated other comprehensive (loss)	$(2,906)	$(13,470)

The following table presents the components of other comprehensive income for the three months ended March 31, 2019 and 2018:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized holding loss on AFS securities:	x
Net unrealized gains arising during the period	$14,221	$(3,653)	$10,568
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding gain on AFS securities	14,215	(3,651)	10,564
Other comprehensive income	$14,215	$(3,651)	$10,564

Three Months Ended March 31, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(19,162)	$4,931	$(14,231)
Less: reclassification adjustment for losses realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(19,162)	4,931	(14,231)
Other comprehensive (loss)	$(19,162)	$4,931	$(14,231)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-01	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	(27,541)	7,953	(19,588)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, for the three months ended March 31, 2019 and 2018:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income before reclassifications	10,568	—	10,568
Less: amounts reclassified from accumulated other comprehensive income (loss)	4	—	4
Total other comprehensive income	10,564	—	10,564
Balance at End of Period	$(889)	$(2,017)	$(2,906)

Three Months Ended March 31, 2018
Balance at Beginning of Period	$6,008	$(1,847)	$4,161
Other comprehensive (loss) before reclassifications	(14,231)	—	(14,231)
Less: amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Total other comprehensive (loss)	(14,231)	—	(14,231)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	$4,959	$398	$5,357
Balance at End of Period	$(13,182)	$(2,245)	$(15,427)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2019	2018	is Presented
Realized gains on AFS securities:
	$6	$—	Non-interest income
	(2)	—	Tax expense
	4	—	Net of tax

Total reclassifications for the period	$4	$—	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Income from continuing operations	$24,272	$25,371
(Loss) from discontinued operations	(637)	(123)
Net income	$23,635	$25,248

Average number of common shares issued	46,212	46,212
Less: average number of treasury shares	717	869
Less: average number of unvested stock award shares	425	420
Plus: average participating preferred shares	1,043	1,043
Average number of basic shares outstanding	46,113	45,966
Plus: dilutive effect of unvested stock award shares	135	202
Plus: dilutive effect of stock options outstanding	13	32
Average number of diluted shares outstanding	46,261	46,200

Basic earnings per common share:
Continuing operations	$0.52	$0.55
Discontinued operations	$(0.01)	$—
Total	$0.51	$0.55

Diluted earnings per common share:
Continuing operations	$0.52	$0.55
Discontinued operations	(0.01)	—
Total	0.51	0.55

For the three months ended March 31, 2019, 291 thousand shares of restricted stock and 13 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the three months ended March 31, 2018, 219 thousand shares of restricted stock and 36 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2019 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2018	371	$33.63	31	$10.82
Granted	131	27.91	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(65)	31.46	—	—
Forfeited	(13)	33.86	—	—
Expired	—	—	—	—
March 31, 2019	424	$32.72	31	$11.97
Exercisable options at March 31, 2019			31	$11.97

There were no options exercised during the three months ended March 31, 2019. During the three months ended March 31, 2018, proceeds from stock option exercises totaled $76 thousand. During the three months ended March 31, 2019 and March 31, 2018, there were 65 thousand and 87 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.0 million and $1.4 million during the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.t

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value, including assets classified as discontinued operations on the consolidated balance sheets. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,164	$11,164
Securities available for sale:
Municipal bonds and obligations	—	117,467	—	117,467
Agency collateralized mortgage obligations	—	907,914	—	907,914
Agency residential mortgage-backed securities	—	166,116	—	166,116
Agency commercial mortgage-backed securities	—	59,378	—	59,378
Corporate bonds	—	119,267	—	119,267
Trust preferred securities	—	8,602	—	8,602
Other bonds and obligations	—	8,024	—	8,024
Marketable equity securities	58,557	564	—	59,121
Loans held for sale (1)	—	141,594	—	141,594
Derivative assets (1)	—	41,787	6,318	48,105
Capitalized servicing rights (1)	—	—	11,351	11,351
Derivative liabilities (1)	1,252	43,434	—	44,686
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,212	$11,212
Securities available for sale:
Municipal bonds and obligations	—	111,207	—	111,207
Agency collateralized mortgage obligations	—	930,884	—	930,884
Agency residential mortgage-backed securities	—	170,321	—	170,321
Agency commercial mortgage-backed securities	—	58,925	—	58,925
Corporate bonds	—	111,490	—	111,490
Trust preferred securities	—	8,466	—	8,466
Other bonds and obligations	—	8,354	—	8,354
Marketable equity securities	56,074	564	—	56,638
Loans held for sale (1)	—	96,233	—	96,233
Derivative assets (1)	—	31,727	3,927	35,654
Capitalized servicing rights (1)	—	—	11,485	11,485
Derivative liabilities (1)	734	33,239	—	33,973

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended March 31, 2019.

Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax-advantaged economic development bond issued to the Company by a local nonprofit which provides wellness and health programs. The determination of the fair value for this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security; therefore, the security meets the definition of a Level 3 security. The discount rate used in the valuation of the security is sensitive to movements in the 3-month LIBOR rate.

Securities Available for Sale and Marketable Equity Securities. Marketable equity securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. AFS and marketable equity securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and condition, among other things.

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$4,773	$4,670	$103
Loans held for sale - discontinued operations	136,821	132,463	4,358
Total loans held for sale	$141,594	$137,133	$4,461

			Aggregate Fair Value
December 31, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$2,183	$2,140	$43
Loans held for sale - discontinued operations	94,050	90,879	3,171
Total loans held for sale	$96,233	$93,019	$3,214

The changes in fair value of loans held for sale for the three months ended March 31, 2019, were gains of $60 thousand from continuing operations and $1.2 million from discontinued operations. The changes in fair value of loans held for sale for the three months ended March 31, 2018, were losses of $20 thousand from continuing operations and $2.4 million from discontinued operations. During the three months ended March 31, 2019, originations of loans held for sale from continuing operations totaled $11.5 million and sales of loans originated for sale from continuing operations totaled $9.0 million. During the three months ended March 31, 2018, originations of loans held for sale from continuing operations totaled $12.4 million and sales of loans originated for sale from continuing operations totaled $10.8 million. Loans held for sale includes $136.8 million and $94.1 million of discontinued operations as March 31, 2019 and December 31, 2018, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Commitments to Lend. The Company enters into commitments to lend for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close, and by the non-refundable costs of originating the loan. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, these commitments are classified as Level 3 measurements. Commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the commitments to lend and loans originated for sale. To Be Announced (“TBA”) mortgage-backed securities forward commitment sales are used as the hedging instrument, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the commitments to lend using quoted prices in the market place that are observable. However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable. As such, best efforts and mandatory forward commitments are classified as Level 3 measurements. Forward sale commitments are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Capitalized Servicing Rights. The Company accounts for certain capitalized servicing rights at fair value in its Consolidated Financial Statements, as the Company is permitted to elect the fair value option for each specific instrument. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. These capitalized servicing rights are included in discontinued operarations on the consolidated balance sheet. Capitalized servicing rights held at fair value are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended March 31, 2019
December 31, 2018	$11,212	$3,927	$—	$11,485
Unrealized gain/(loss), net recognized in other non-interest income	126	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	11,221	—	(1,142)
Paydown of trading security	(174)	—	—	—
Transfers to held for sale loans	—	(8,830)	—	—
Additions to servicing rights	—	—	—	1,008
March 31, 2019	$11,164	$6,318	$—	$11,351
Unrealized gains relating to instruments still held at March 31, 2019	$1,248	$6,318	$—	—

Three Months Ended March 31, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized (loss) gain, net recognized in other non-interest income	(317)	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	12,213	(19)	465
Paydown of trading security	(165)	—	—	—
Transfers to held for sale loans	—	(10,941)	—	—
Additions to servicing rights	$—	$—	$—	$1,406
March 31, 2018	$11,795	$6,531	$—	$5,705
Unrealized gains relating to instruments still held at March 31, 2018	$1,205	$6,531	$—	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,164	Discounted Cash Flow	Discount Rate	2.77%

Commitments to lend (1)	6,318	Historical Trend	Closing Ratio	82.18%
		Pricing Model	Origination Costs, per loan	$3,137
Forward commitments (1)	—	Historical Trend	Closing Ratio	82.18%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	11,351	Discounted cash flow	Constant Prepayment Rate (CPR)	11.11%
			Discount Rate	10.00%
Total	$28,833
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,212	Discounted Cash Flow	Discount Rate	3.07%

Commitments to lend (1)	3,927	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Forward commitments (1)	—	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized servicing rights (1)	11,485	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.30%
			Discount Rate	10.00%
Total	$26,624
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

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

	March 31, 2019	December 31, 2018	Fair Value Measurement Date as of March 31, 2019
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$5,129	$4,892	March 2019
Capitalized servicing rights	11,894	11,891	March 2019
Total	$17,023	$16,783

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$5,129	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	52.38% to 0.67% (4.74%)
			Appraised Value	$0.3 to $826 ($331.7)
Capitalized servicing rights	11,894	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.76% to 11.77% (10.55%)
			Discount Rate	10.00% to 13.76% (11.94%)
Total	$17,023

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$4,892	Fair Value of Collateral	Discounted Cash Flow - loss severity	51.16% to 0.00% (6.75%)
			Appraised Value	$0.3 to $877 ($363)
Capitalized servicing rights	11,891	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.74% to 11.29% (9.74%)
			Discount Rate	10.00% to 14.13% (11.99%)
Total	$16,783

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2019 and December 31, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Estimated Fair Values of Financial Instruments
The following tables summarize the estimated fair values (represents exit price), and related carrying amounts, of the Company’s financial instruments. Certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Certain assets and liabilities in the following disclosures include balances classified as discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

	March 31, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$167,619	$167,619	$167,619	$—	$—
Trading security	11,164	11,164	—	—	11,164
Marketable equity securities	59,121	59,121	58,557	564	—
Securities available for sale	1,386,768	1,386,768	—	1,386,768	—
Securities held to maturity	369,331	375,980	—	357,707	18,273
FHLB bank stock and restricted securities	54,624	N/A	N/A	N/A	N/A
Net loans	8,885,457	9,067,915	—	—	9,067,915
Loans held for sale (1)	141,594	141,594	—	141,594	—
Accrued interest receivable	37,901	37,901	—	37,901	—
Cash surrender value of bank-owned life insurance policies	191,768	191,768	—	191,768	—
Derivative assets (1)	48,105	48,105	—	41,787	6,318
Financial Liabilities
Total deposits	$9,166,415	$9,153,374	$—	$9,153,374	$—
Short-term debt	861,349	861,335	—	861,335	—
Long-term Federal Home Loan Bank advances	258,840	258,583	—	258,583	—
Subordinated borrowings	89,562	92,897	—	92,897	—
Derivative liabilities (1)	44,686	44,686	1,252	43,434	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$183,189	$183,189	$183,189	$—	$—
Trading security	11,212	11,212	—	—	11,212
Marketable equity securities	56,638	56,638	56,074	564	—
Securities available for sale and other	1,399,647	1,399,647	—	1,399,647	—
Securities held to maturity	373,763	371,224	—	353,182	18,042
FHLB bank stock and restricted securities	77,344	N/A	N/A	N/A	N/A
Net loans	8,981,784	9,026,442	—	—	9,026,442
Loans held for sale (1)	96,233	96,233	—	96,233	—
Accrued interest receivable	36,879	36,879	—	36,879	—
Derivative assets (1)	35,654	35,654	—	31,727	3,927
Financial Liabilities
Total deposits	$8,982,381	$8,970,321	$—	$8,970,321	$—
Short-term debt	1,118,832	1,118,820	—	1,118,820	—
Long-term Federal Home Loan Bank advances	309,466	308,336	—	308,336	—
Subordinated borrowings	89,518	97,376	—	97,376	—
Derivative liabilities (1)	33,973	33,973	734	33,239	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net interest income from continuing operations	$85,459	$84,757
Provision for loan losses	4,001	5,575
Net interest income from continuing operations after provision for loan losses	$81,458	$79,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    PENDING ACQUISITION

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

This agreement and plan of merger had no significant effect on the Company’s financial statements for the periods presented. Expenses related to the proposed merger of $1.6 million are included in the financial statement line item Acquisition, Restructuring, and Other Expenses of the Consolidated Statements of Income for the three months ended March 31, 2019.

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

	At or for the
	Three Months Ended March 31,
	2019	2018
PER SHARE DATA (1)
Net earnings per common share, diluted	$0.51	$0.55
Adjusted earnings per common share, diluted (1)	0.60	0.65
Total book value per common share	33.75	32.12
Tangible book value per common share (2)	21.66	19.86
Dividend per common share	0.23	0.22
Dividend per preferred share	0.46	0.44
Common stock price:
High	31.81	40.10
Low	26.02	35.80
Close	27.24	37.95
PERFORMANCE RATIOS (3)
Return on assets	0.78%	0.88%
Adjusted return on assets (1)	0.92	1.06
Return on equity	5.97	6.69
Adjusted return on equity (1)	7.00	7.95
Adjusted return on tangible common equity (1)	11.44	13.48
Net interest margin, fully taxable equivalent (FTE) (4)	3.17	3.36
Fee income/Net interest and fee income	17.56	18.03
Efficiency ratio (2)	59.54	55.10
GROWTH RATIOS
Total commercial loans, (annualized)	(3)%	1%
Total loans, (annualized)	(4)	4
Total deposits, (annualized)	8	(3)
Total net revenues, (compared to prior year period)	3	16
Earnings per share, (compared to prior year period)	(7)	25
Adjusted earnings per share, (compared to prior year period) (2)	(8)	28
FINANCIAL DATA: (In millions)
Total assets	$12,173	$11,519
Total earning assets	11,039	10,442
Total securities	1,881	1,932
Total borrowings	1,210	1,215
Total loans	8,947	8,376
Allowance for loan losses	62	54
Total intangible assets	551	556
Total deposits	9,166	8,683
Total stockholders’ equity	1,577	1,498
Net Income	23.6	25.2
Adjusted income (2)	27.7	30.0
Purchased loan accretion	1.3	3.4

	At or for the
	Three Months Ended March 31,
	2019	2018
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.15%	0.17%
Total non-performing assets/total assets	0.26	0.27
Allowance for loan losses/total loans	0.69	0.64
Loans/deposits	98	96
Shareholders' equity to total assets	12.95	13.00
Tangible shareholders' equity to tangible assets (2)	8.83	8.59

FOR THE PERIOD: (In thousands)
Net interest income	$85,919	$85,470
Non-interest income	30,535	29,520
Net revenue	116,454	114,990
Provision for loan losses	4,001	5,575
Non-interest expense	82,118	76,869
Net income	23,635	25,248
Adjusted Income (1)	27,730	30,004
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,378	4.91%	$3,251	4.76%
Commercial and industrial loans	1,987	5.83	1,811	5.19
Residential mortgages	2,556	3.74	2,139	3.56
Consumer loans	1,080	4.45	1,115	4.01
Total loans (1)	9,001	4.73	8,316	4.45
Investment securities (2)	1,896	3.52	1,933	3.26
Short term investments & loans held for sale (3)	67	3.59	46	3.43
Total interest-earning assets	10,964	4.49	10,295	4.21
Intangible assets	551		557
Other non-interest earning assets	557		505
Assets from discontinued operations	116		110
Total assets	$12,188		$11,467

Liabilities and shareholders’ equity
Deposits:
NOW and other	$963	0.65%	$712	0.28%
Money market	2,379	1.23	2,519	0.73
Savings	737	0.18	744	0.14
Time	3,429	2.07	2,914	1.40
Total interest-bearing deposits	7,508	1.44	6,889	0.90
Borrowings and notes (4)	1,363	2.85	1,286	2.02
Total interest-bearing liabilities	8,871	1.65	8,175	1.08
Non-interest-bearing demand deposits	1,539		1,656
Other non-interest earning liabilities	180		116
Liabilities from discontinued operations	14		11
Total liabilities	10,604		9,958

Total preferred shareholders' equity	41		41
Total common shareholders' equity	1,543		1,468
Total shareholders’ equity (2)	1,584		1,509
Total liabilities and stockholders’ equity	$12,188		$11,467

	Three Months Ended March 31,
	2019		2018
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.84%		3.13%
Net interest margin (5)		3.17		3.36
Cost of funds		1.41		0.90
Cost of deposits		1.19		0.73

Supplementary data
Total deposits (In millions)	$9,046		$8,545
Fully taxable equivalent income adj. (In thousands) (6)	1,809		1,820
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)	Purchased loan accretion totaled $1.3 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.

(6)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations and assets, merger costs, restructuring costs, legal settlements, systems conversion costs, and discontinued operations. Securities gains/losses include gains/losses on equity securities beginning in the first quarter of 2018. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, system conversion costs, variable compensation expenses, and professional fees. Systems conversion costs relate primarily to the Company’s core systems conversion and related systems conversions costs. Restructuring costs consists primarily of lease termination costs related to branch consolidations and severance costs resulting from changes in business lines and other staff adjustments related to the Company’s strategic review. Discontinued operations relate to the Company’s national mortgage banking operations which are being marketed for sale.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2019	2018
GAAP Net income		$23,635	$25,248
Adj: (Gains)/losses on securities, net (1)		(2,551)	1,502
Adj: Net (gains) on sale of business operations and assets		—	(481)
Adj: Merger and acquisition expense		1,609	5,093
Adj: Restructuring and other expense		5,406	—
Adj: Loss from discontinued operations before income taxes		854	162
Adj: Income taxes		(1,223)	(1,520)
Total adjusted income (non-GAAP) (2)	(A)	$27,730	$30,004

GAAP Total revenue		$107,181	$103,649
Adj: (Gains)/losses on securities, net (1)		(2,551)	1,502
Adj: Net (gains) on sale of business operations and assets		—	(481)
Total operating revenue (non-GAAP) (2)	(B)	$104,630	$104,670

GAAP Total non-interest expense		$71,991	$65,366
Less: Total non-operating expense (see above)		(7,015)	(5,093)
Operating non-interest expense (non-GAAP) (2)	(C)	$64,976	$60,273

(In millions, except per share data)
Total average assets	(D)	$12,188	$11,467
Total average shareholders’ equity	(E)	1,584	1,509
Total average tangible shareholders’ equity (2)	(F)	1,033	951
Total average tangible common shareholders' equity (2)	(G)	992	911
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,026	941
Total tangible common shareholders' equity, period-end (2)(3)	(I)	986	901
Total tangible assets, period-end (2)(3)	(J)	11,623	10,963
Total common shares outstanding, period-end (thousands)	(K)	45,522	45,360
Average diluted shares outstanding (thousands)	(L)	46,261	46,200

Earnings per common share, diluted		$0.51	$0.55
Adjusted earnings per common share, diluted (2)	(A/L)	0.60	0.65
Book value per common share, period-end		33.75	32.12
Tangible book value per common share, period-end (2)	(I/K)	21.66	19.86
Total shareholders' equity/total assets		12.95	13.00
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.83	8.59

Performance ratios (4)
GAAP return on assets		0.78%	0.88%
Adjusted return on assets (2)	(A/D)	0.92	1.06
GAAP return on equity		5.97	6.69
Adjusted return on equity (2)	(A/E)	7.00	7.95
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	11.44	13.48
Efficiency ratio (2)	(C-O)/(B+M+P)	59.54	55.10

Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$684	$596
Non-interest income charge on tax-credit investments (7)	(N)	(579)	(506)
Net income on tax-credit investments	(M+N)	105	90

Intangible amortization	(O)	1,200	1,268
Fully taxable equivalent income adjustment	(P)	1,809	1,820
__________________________________________________________________________________________

(1)
Net securities losses/(gains) for the periods ending March 31, 2019 and 2018 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

(2)	Non-GAAP financial measure.

(3)
Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.

(4)	Ratios are annualized and based on average balance sheet amounts, where applicable.

(5)
Adjusted return on tangible common equity is computed by dividing the total adjusted income adjusted for the tax-affected amortization of intangible assets, assuming a 27% marginal rate, by tangible equity.

(6)	The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation and low-income housing.

(7)	The non-interest income charge is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2019 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY
Berkshire reported GAAP net income of $24 million, or $0.51 per share, in the first quarter of 2019. The non-GAAP measure of adjusted earnings totaled $28 million, or $0.60 per share. The adjustments making up the latter measure were primarily composed of merger and restructuring charges. Both GAAP and adjusted earnings per share decreased year-over-year due primarily to lower purchased loan accretion revenue and higher expenses. Purchased loan accretion is expected to be lower in 2019 compared to 2018 due to the seasoning of the acquired loan portfolio. The Company has completed a strategic review and is pursuing strategies to offset this revenue compression in 2019, with a goal to transition to organic growth in earnings per share and profitability beginning in 2020. Berkshire also plans to benefit from its planned acquisition of SI Financial Group, Inc., which is targeted for completion in the second quarter of 2019.

FIRST QUARTER FINANCIAL HIGHLIGHTS (balance sheet metrics are compared to prior quarter-end):

•	$0.51 GAAP EPS; $0.60 Core EPS

•	59.5% efficiency ratio

•	98% loans/deposits, improved from 101%

•	13.0% equity/assets, improved from 12.7%

•	0.15% net loan charge-offs/average loans

•	0.26% non-performing assets/assets

As part of its strategic review to create a higher quality sustainable earnings stream, the Company decided to exit certain business lines that are non-strategic or non-relationship. Part of this shift was a decision to pursue the sale of the national mortgage banking operations of its First Choice Loan Services, Inc. subsidiary (“FCLS”). The FCLS team has a long track record and national recognition which could benefit a partner with complementary scale and presence in the evolving mortgage business. Berkshire will continue to offer competitive residential mortgage lending within its regional footprint through its Berkshire Bank Home Lending team. FCLS is continuing to operate in its national markets. Due to the potential sale, these operations have been classified as discontinued in the Company’s financial statements.
The Company also ceased origination of indirect auto loans and plans to exit the aircraft lending business that it acquired through a bank merger. The above strategic decisions reflect the Company’s decision to focus more on relationship business in and around its current footprint. In addition to the above lending changes, the Company has also announced a plan to reduce its mortgage back securities investment portfolio through sale and run-off over the next several years. Collectively, the above loan and investment plans are targeted to release approximately $1 billion in less profitable interest earning assets over the next several years, with proceeds targeted to be used to reduce higher costing wholesale funds.
Berkshire's Board authorized the repurchase of 2.4 million common shares for the period expiring on March 31, 2020, pending regulatory approval. This replaces the Company’s existing unused 500,000 share repurchase authorization. As a result of Berkshire’s plans to reduce certain assets described above and to improve profitability, the Company anticipates that it may generate excess capital from its operations and the above authorization provides a mechanism to return excess capital to shareholders when circumstances are appropriate. The authorization does not constitute a commitment to repurchase shares and share repurchases are subject to market and other conditions. This authorization is equivalent to approximately 4.7% of Berkshire’s outstanding shares including 5.7 million shares expected to be issued as merger consideration for the SI Financial Group acquisition. Under the authorization, stock repurchases may be made through open market purchases, block trades, privately negotiated transactions, or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Most repurchases of stock, if any, would be funded by dividends from the Bank funded by cash proceeds from asset reductions. In support of the Company’s objective of providing reliable and increasing operating dividends, in January Berkshire announced a 5% increase in its quarterly cash dividend to common shareholders to $0.23 per share.
During the quarter, the Company completed the consolidation of six existing branches. Business retention is anticipated to be strong due to the Company’s other delivery channels including its large branch network, its MyBankerTM dedicated service team, and its evolving digital delivery channels. The Company is further reviewing its existing branches for additional consolidations later in 2019. Through efficiencies and refocused operations, the Company is targeting a 5% overall reduction in the run-rate of non-interest expenses related to its core operations. Simultaneously, the Company is further developing its MyBankerTM and digital product and service delivery channels. Berkshire is also pursuing the development of nontraditional offices to serve historically underbanked urban communities, together with loan and deposit offerings that will complement this initiative. During the first quarter, Berkshire’s Board formed a Corporate Responsibility and Culture Committee, which will oversee important initiatives including diversity and inclusion in its workforce as part of enhancing a culture of belonging and developing a 21st century community bank. The Company has published its first annual Corporate Social Responsibility Report, which is available on its web site.

The first quarter was the first full quarter under the leadership of the new CEO, Richard Marotta. Mr. Marotta has emphasized a focus on profitability and strategic management of capital and liquidity. The first quarter strategic and cultural initiatives reflect his key priorities. The Company is focused on improving its operations organically using the best opportunities across its regions. Asset growth is targeted to be in balance with organic deposit growth, with improvement in capital and liquidity metrics targeted based on current strategic initiatives. 2019 is the first year when all board members are up for election. Two board members, Messrs. Bossidy and Sheehan, declined to stand for re-election. SI Financial CEO Rheo Brouillard is expected to join Berkshire’s board after the closing of the transaction. Also in 2019, two executives retired, Ms. Johnston and Mr. Carroll, and a third executive, Ms. O’Rourke, resigned to pursue other interests.
The acquisition of SI Financial Group remains on track to be completed in the second quarter of 2019. Total merger related costs are expected to remain within plan.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018

Summary: Total assets were unchanged at $12.2 billion in the first quarter. Total loans decreased by 1% as lending operations were targeted toward higher profitability customer relationship strategies. The Company has ceased originating indirect auto loans and as a result is targeted to have less future reliance on higher cost wholesale funds as the existing portfolio seasons and is paid down. Total deposits increased by 2%, half of which was due to daily fluctuations of payroll deposits with most of the rest of the growth in time deposits. Liquidity, capital, and asset quality metrics improved compared to the prior quarter. Book value per common share increased by 1.4% to $33.75 and the non-GAAP measure of tangible book value per common share improved by 2.4% to $21.66. Pursuant to the adoption of new accounting requirements, approximately $80 million has been recorded to other assets and other liabilities related to assets in use through lease arrangements. Interest bearing assets and liabilities were affected by the 0.25% increase in the target Fed Funds rate in the fourth quarter of 2018 and by a decrease in long term market interest rates that emerged in the most recent quarter. The operations of FCLS have been reported as discontinued operations retrospectively for all periods presented. FCLS mortgage loans held for sale have also been classified as discontinued operations. These balances increased in the first quarter from seasonal lows in the fourth quarter.
Securities: There were no major changes in the securities portfolio, which decreased by 1% during the quarter primarily due to run-off. The yield increased quarter-over-quarter to 3.52% from 3.38% but is expected to decrease in future quarters. The average life of the bond portfolio was 5.0 years at quarter-end, compared to 5.8 years at the start of the quarter. The fair value of investment securities was a 0.2% premium to book value at period-end, compared to a 1.2% discount at the start of the period due to higher bond prices resulting from lower long-term rates prevailing at March 31, 2019. The Company has announced a plan to reduce the size of the investment portfolio by approximately $450 million over the next two years through sales and run-off of shorter duration mortgage-backed securities presently yielding approximately 2.90%, and with an average life of approximately 4 years. Proceeds from these securities will be available to reduce higher cost wholesale funding with a current cost of approximately 2.50%, along with being available to fund stock repurchases.

Loans: Total loans decreased by 1% during the quarter, with decreases in all major categories. This change reflects the Company’s strategy to focus on more profitable customer relationships in and around its footprint, including its ABL, equipment lending, and SBA lending operations. Construction loan balances were also seasonally lower. The Company ceased originating indirect consumer loans during the quarter. This portfolio totaled $492 million at quarter-end, yielding approximately 4.15% with an approximate average life of 2.25 years. The Company expects to runoff this portfolio, which consists primarily of prime auto loans in New England and New York. The Company also plans to exit its aircraft lending business, with a portfolio totaling approximately $175 million with a current yield of 4.90% and a 3.5 year average life. This portfolio was acquired through the Commerce Bancshares Corp. merger in 2017. The Company is continuing to offer residential mortgages in its footprint through its Berkshire Home Lending operations, together with targeted correspondent bank wholesale activity. The loan yield decreased quarter-over-quarter by 0.21% to 4.73% due to high purchased loan accretion recorded in the fourth quarter. Measured before accretion, the yield increased by 0.10% to 4.67%.

Asset Quality: Loan quality metrics were generally favorable and improving in the first quarter of 2019. Annualized net loan charge-offs measured 0.15% of average loans in the first quarter, and period-end nonperforming assets measured 0.26% of total assets. Accruing delinquent loans were 0.45% of period-end total loans. There was no nonperforming asset with a carrying value exceeding $1 million except for one nonperforming commercial real estate relationship with a balance exceeding $10 million, which was well secured and in the process of foreclosure.

At period-end, the total contractual balance of purchased credit impaired loans was $121 million, with a $46 million carrying value, or 38% of the contractual balance. The contractual balance included Boston area taxi medallion loans acquired at a significant merger discount, and which had a net carrying value of approximately $27 million. The portfolio is evaluated as a pool and is recorded as accruing, and no charge-offs have been recorded on these loans. Criticized loans increased to 2.3% of total loans from 2.1% at the start of the year.

The Company plans to adopt the Current Expected Credit Loss (“CECL”) accounting standard, ASU No. 2016-13, as of January 1, 2020. At the date of adoption, the Company expects to increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Additionally, under this standard, the credit related discount on purchased loans will be recorded to the loan loss allowance, and the gross carrying balance of loans will increase by this amount. Also, this new standard directs that the accretion of credit related purchased loan discount will be recorded to the loan loss allowance. This accretion is currently recorded to loan interest income and it has historically contributed to loan interest income in most periods.

Deposits and Borrowings: Period-end deposits increased by 2% in total and by 1% excluding the $95 million increase in overnight payroll deposits. When payroll cycles span a weekend, the majority of these balances are held in money market accounts, such as at March 31, 2019. Otherwise, these balances are generally held in transaction accounts. Total payroll deposits ended the period at $562 million, compared to $467 million at the start of the period. The average balance of NOW accounts increased quarter-over-quarter by 5%, compared to a 3% decrease in average demand deposit balances. This is attributed in part to customer demand for interest bearing balances as interest rates have risen. Time deposit growth was primarily due to brokered time deposits, which increased to $1.44 billion at period-end, compared to $1.40 billion at the start of the year. The Company consolidated six branch offices during the most recent quarter and is targeting strong deposit retention based on its other strong delivery channels, including nearby branches, its MyBankerTM team of personalized service professionals, and its digital banking channels. The cost of deposits increased quarter-over-quarter by 0.12% to 1.19% following tightening by the Federal Reserve Bank in the prior quarter. Further tightening by the Fed was suspended in the first quarter. Total borrowings from continuing operations decreased by $308 million, or 20% during the quarter with proceeds from deposit growth and reduced assets. The cost of borrowings increased by 0.35% due to higher rates and spreads for wholesale funding.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $3.7 billion from $3.3 billion during the quarter. Mortgage banking related derivatives increased seasonally. Derivatives related to commercial loan interest rate swaps increased by 4% as demand remained strong based on market interest rate expectations.

Shareholders’ Equity: Shareholders’ equity increased by 2% in the first quarter of 2019 due to retained earnings and unrealized securities gains. Due to the decrease in total assets, capital metrics improved. The ratio of equity to assets improved to 13.0% from 12.7%, and the non-GAAP ratio of tangible equity to tangible assets improved to 8.8% from 8.6%. The Company focuses on the non-GAAP measure return on tangible common equity in assessing internal capital generation to support dividends and organic growth. This measure was 11.4% in the most recent quarter, while the return on equity was 6.0%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Summary: First quarter GAAP earnings totaled $0.51 per share in 2019 compared to $0.55 per share in 2018. The non-GAAP measure of adjusted earnings per share was $0.60 and $0.65 in these periods, respectively. Both GAAP and adjusted earnings decreased year-over-year due primarily to lower purchased loan accretion revenue and higher expenses. Purchased loan accretion is expected to be lower in 2019 compared to 2018 due to the seasoning of the acquired loan portfolio. The return on equity measured 6.0% in the most recent quarter, and the non-GAAP measure of adjusted return on tangible common equity was 11.4%. The return on assets measured 0.78% and the non-GAAP measure of adjusted return on assets was 0.92%. The efficiency ratio measured 59.5% in the most recent quarter. Results in 2019 included the benefit of the integration of operations acquired in the Commerce Bancshares Corp. merger, with related cost savings completed by midyear 2018. The Company is also benefiting in 2019 from restructuring actions taken in 2018.

Adjustments made to GAAP results in determining adjusted EPS were comprised of exclusions for unrealized securities gains/losses, along with merger and restructuring charges in both periods. Adjusted results in prior periods have been retrospectively adjusted to exclude FCLS national mortgage banking operations. References to revenue and expenses in this discussion are based on continuing operations, unless otherwise stated. The $0.09 per share in after-tax net adjusting items in the most recent quarter included approximately $0.04 in unrealized securities gains, $0.01 in loss from discontinued operations, $0.03 in merger charges, and $0.09 in restructuring and other charges. In the first quarter of 2018, the major adjusting items were securities losses of $0.02 per share and merger related expense of $0.08 per share.
Revenue: Net revenue from continuing operations increased year-over-year by 3% due to changes in unrealized securities gains/losses. Excluding these items, adjusted revenue was flat year over year. Growth in net interest income from business activities was mostly offset by lower revenue from purchased loan accretion. On a per share basis, annualized net revenue from continuing operations totaled $9.27 per share in the first quarter of 2019.

Net Interest Income: Net interest income increased by 1% year-over year and by 3% before purchased loan accretion. First quarter average earning assets increased by 6% year-over-year due to an 8% increase in average loans from business activities during 2018. The net interest margin declined to 3.17% from 3.36%. The contribution from purchased loan accretion decreased to 0.05% from 0.13%. Measured before accretion, the margin decreased by 0.11%. While the Company’s modeled interest sensitivity has been slightly positive in the event of a parallel upward shift in the yield curve, the rising rates over the last year resulted in a flattening yield curve, which was unfavorable to the margin. Additionally, balance sheet growth in 2018 was primarily funded through the higher cost wholesale sources of brokered deposits and borrowings. Actions begun in the most recent quarter to reduce lower yielding assets and higher cost funds are targeted to support the margin going forward. Asset yields and funding costs both increased year-over-year due to market interest rate increases in 2018.

Non-Interest Income: First quarter fee income decreased by 2% year-over-year due to a 15% decrease in deposit related fees. The decrease in deposit related fees was due to lower debit card revenue as a result of the impact of the Durbin Amendment for banks crossing the $10 billion asset threshold. The annualized impact of this regulation is estimated to be approximately $5 million, and it became effective in midyear 2018. Loan related fee income increased by 25% year-over year primarily due to SBA loan sale gains recorded in the most recent quarter that were related to prior quarter loan originations that could not be processed for sale due to the federal government partial shutdown. Non-interest income includes items not viewed as related to normalized operations, including gains/losses on securities and the sale of business operations. Unrealized securities gains were recorded in 2019 compared to losses in 2018 due to stock market changes related to the Company’s portfolio of equity securities.

Loan Loss Provision: The first quarter loan loss provision decreased year-over-year due to the decrease in loans in 2019. The 2019 provision exceeded net loan charge-offs and resulted in a slight increase in the ratio of the loan loss allowance to 0.69% from 0.68% during the most recent period. This provision is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end.

Non-Interest Expense and Income Tax Expense: Total non-interest expense from continuing operations increased by 10% including higher merger and restructuring charges, which are viewed as not related to ongoing operations. Excluding these charges, adjusted non-interest expense increased year-over-year by 8%. In the most recent quarter, merger expense was primarily related to the planned acquisition of SI Financial Group. Restructuring expenses included lease terminations and severance costs and were related to branch consolidations and the Company’s strategic initiatives to streamline operations, targeting a 55% efficiency ratio by the end of the year and including the benefit of integrated operations from SI Financial Group. The Company generally targets a payback of three years or less when incurring restructuring charges to streamline operations. As part of its initiatives, the Company is evaluating additional potential branch consolidations for later in 2019.

The year-over-year increase in operating expenses included higher professional fees, FDIC premiums, and increases in other expenses. FDIC insurance premiums have increased due to crossing the $10 billion asset threshold. Professional fees and other expenses included costs related to current market initiatives. Other expenses included higher workout expenses as the Company’s risk management maintains a focus on identifying and resolving problem credits, contributing to its favorable problem asset levels. Risk related charges included operating charges related to the Company’s home equity portfolio. Due to lower loan production, lending related expense deferrals declined year-over-year. Excluding FCLS, full time equivalent staff totaled 1,457 positions at first quarter-end, compared to 1,485 at the start of the quarter. This 2% reduction was due to various efficiency initiatives undertaken during the quarter. FCLS full time equivalent staff totaled 431 positions at quarter-end. The effective income tax rate measured 22% in the first quarter of 2019. The marginal effective income tax rate remained 27% including the combined impact of federal and state income taxes on taxable income.
Discontinued Operations. The FCLS national mortgage banking operations were retroactively classified as discontinued operations as a result of the Company’s decision to pursue the sale of these operations. The first quarter after-tax results of these operations were a loss of $0.01 per share in 2019, compared to approximately break-even in 2018. The discontinued operations are not viewed as related to the Company’s normalized operations and are excluded from its measure of adjusted earnings, which totaled $2.79 per share in 2018 excluding discontinued operations. For the first quarter, FCLS originated $398 million in loans held for sale in 2019, compared to $480 million in 2018. While gain on sale margins were held relatively unchanged, FCLS was not fully able to offset the volume decline, resulting in the larger loss in 2019. As a result of falling long term rates towards the end of the most recent quarter, business volumes were improving as the current period ended.
SI Financial Group Merger. Berkshire continues to target the completion of this acquisition during the second quarter of 2019. The core systems integration is targeted for the fourth quarter of 2019. SI Financial shareholders approved the merger in April 2019. The merger related charges remain on plan, estimated to total $29 million pre-tax and $23 million after-tax. Through March 31, 2019, Berkshire and SI Financial have together recorded approximately 19% of the total planned merger charges. The Company remains on target for the 30% cost efficiencies, estimated at $12.5 million, targeted for this merger, which are separate from the Company’s strategic cost reductions.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of gains/losses on debt securities, after tax. First quarter comprehensive income was $34 million in 2019, compared to $11 million in 2018. This change reflected unrealized bond losses in 2018 due to rising long term interest rates, compared to unrealized bond gains in 2019 due to falling long term interest rates.

Liquidity and Cash Flows: Liquidity improved in the most recent quarter, as borrowings were reduced due to the paydown of borrowings from funds provided by deposit growth and asset reduction. This improvement is in line with the objectives of the Company’s strategic review to reduce leverage by reducing lower returning assets funded by higher cost wholesale funds. The ratio of loans/deposits improved to 98% from 101% during the quarter. The ratio of wholesale funds (brokered deposits plus borrowings) to assets improved to 21% from 23%, as wholesale funds decreased to $2.6 billion from $2.8 billion. At period-end, the Bank had $1.5 billion in borrowing availability with the FHLBB, compared to $1.1 billion at the start of the year. The Company’s unpledged investment securities totaled $351 million at quarter-end, compared to $254 million at the start of the quarter.

The Bank has improved its collateral management over the last year to provide additional eligible collateral support for FHLBB borrowings, and has also increased the amount of unpledged securities available to support general liquidity needs. At period-end, the holding company had cash and equivalents totaling $73 million. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. Capital metrics improved in the most recent quarter due to growth in equity and a reduction in assets. The Company plans to issue new shares as consideration for the acquisition of SI Financial Group. This acquisition is expected to be modestly dilutive to the Company’s capital metrics. The Company performs capital stress tests and has a goal to maintain capital that meets the Well Capitalized designation under the most stressed scenario modeled. As previously noted, the Board has approved a 2.4 million common share stock repurchase authorization, subject to regulatory approval. The Company plans that the Bank will provide additional dividends to the parent as bank assets are reduced under its strategic initiatives, with the additional bank dividends funded from the cash generated by asset reductions. The Company plans that bank capital ratios will be modestly improved as a result of these balance sheet changes, including the impact of the increased dividends to the parent. The Bank’s statutory capacity to pay dividends to the holding Company is based on retained earnings. At March 31, 2019, the Bank’s statutory dividend capacity was $107 million for the payment of future dividends to the parent.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2019. Berkshire has an off-balance sheet contractual agreement to acquire SI Financial Group, which is targeted to be completed in the second quarter of 2019.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $182 million, or 2.1% of the carrying value, compared to $45 million, or 0.5% of carrying value at year-end 2018 due primarily to the impact of falling long term rates on fixed rate loan values. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first quarter of 2019. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.

The Company estimates that there were no significant changes in its interest rate sensitivity during the most recent quarter. The reduction of short-term wholesale funding and the lengthening of expected loan lives due to lower long term rates combined to modestly contribute to asset sensitivity of interest income and reduction in equity at risk in a rising rate market. The Company believes that its plan to acquire and integrate the operations of SI Financial and to make balance sheet structural adjustments based on its strategic review, as previously discussed, will be implemented in a manner consistent with its objective to maintain a neutral or asset sensitive interest rate risk profile.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2019, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Defendants will pay a total of Three Million Dollars ($3.0 million) in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. The Parties are in the process of negotiating the final terms of a written Settlement Agreement. Once the Parties execute the Settlement Agreement, it will be presented to the Court for preliminary approval, class notice, a period for members to opt out or object, and a final approval hearing. The Company accrued $3.0 million as of March 31, 2019, in anticipation of a settlement.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no major changes in risk factors identified during the first quarter of 2019.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2019 and March 31, 2018, the Company transferred 1,936 and 1,437 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2019:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2019	—	$—	—	500,000
February 1-28, 2019	—	—	—	500,000
March 1-31, 2019	—	—	—	500,000
Total	—	$—	—	500,000

In April 2019, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The new stock repurchase program is subject to regulatory approval and replaces the Company's existing unused 500,000 share repurchase authorization. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be recorded as treasury shares. The repurchase plan will continue until it is completed or terminated by the Board of Directors. As of March 31, 2019, no shares had been purchased under this program.

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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2019	By:	/s/ Richard M. Marotta
Richard M. Marotta
Chief Executive Officer

Dated: May 10, 2019	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer