Form 10-Q
period 2019-06-30
BERKSHIRE HILLS BANCORP INC
filed 2019-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-15781

BERKSHIRE HILLS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			04-3510455
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

60 State Street	Boston	Massachusetts	02109
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (800) 773-5601, ext. 133773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHLB	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of August 7, 2019, the Registrant had 50,906,027 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands, except share data)
Assets
Cash and due from banks	$100,588	$100,972
Short-term investments	128,718	82,217
Total cash and cash equivalents	229,306	183,189
Trading security, at fair value	11,210	11,212
Marketable equity securities, at fair value	59,578	56,638
Securities available for sale, at fair value	1,410,078	1,399,647
Securities held to maturity (fair values of $377,056 and $371,224)	364,463	373,763
Federal Home Loan Bank stock and other restricted securities	59,356	77,344
Total securities	1,904,685	1,918,604
Loans held for sale	184,810	2,183
Commercial real estate loans	4,005,347	3,400,221
Commercial and industrial loans	1,987,297	1,980,046
Residential mortgages	2,882,380	2,566,424
Consumer loans	1,066,804	1,096,562
Total loans	9,941,828	9,043,253
Less: Allowance for loan losses	(62,156)	(61,469)
Net loans	9,879,672	8,981,784
Premises and equipment, net	121,619	106,500
Other real estate owned	154	—
Goodwill	554,703	518,325
Other intangible assets	48,724	33,418
Cash surrender value of bank-owned life insurance policies	227,458	190,609
Deferred tax assets, net	51,118	42,434
Other assets	238,951	120,926
Assets from discontinued operations	212,745	114,259
Total assets	$13,653,945	$12,212,231
Liabilities
Demand deposits	$1,827,016	$1,603,019
NOW and other deposits	997,685	1,122,321
Money market deposits	2,811,158	2,245,195
Savings deposits	848,699	724,129
Time deposits	4,081,398	3,287,717
Total deposits	10,565,956	8,982,381
Short-term debt	608,928	1,118,832
Long-term Federal Home Loan Bank advances	295,886	309,466
Subordinated borrowings	96,927	89,518
Total borrowings	1,001,741	1,517,816
Other liabilities	280,155	149,519
Liabilities from discontinued operations	26,256	9,597
Total liabilities	$11,874,108	$10,659,313
(continued)

	June 30, 2019	December 31, 2018

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 51,045,173 shares outstanding in 2019; 100,000,000 shares authorized, 46,211,894 shares issued and 45,416,855 shares outstanding in 2018)	517	460
Additional paid-in capital - common stock	1,421,461	1,245,013
Unearned compensation	(6,555)	(6,594)
Retained earnings	336,542	308,839
Accumulated other comprehensive income (loss)	11,301	(13,470)
Treasury stock, at cost (858,017 shares in 2019 and 795,039 shares in 2018)	(24,062)	(21,963)
Total shareholders’ equity	1,779,837	1,552,918
Total liabilities and shareholders’ equity	$13,653,945	$12,212,231
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income from continuing operations
Loans	$113,990	$100,254	$219,641	$191,995
Securities and other	15,248	15,230	30,706	29,635
Total interest and dividend income	129,238	115,484	250,347	221,630
Interest expense from continuing operations
Deposits	28,273	17,768	54,895	33,093
Borrowings	9,370	7,424	18,398	13,488
Total interest expense	37,643	25,192	73,293	46,581
Net interest income from continuing operations	91,595	90,292	177,054	175,049
Non-interest income from continuing operations
Mortgage banking originations	278	334	324	472
Loan related income	4,822	6,003	10,825	10,822
Deposit related fees	7,525	7,605	14,383	15,671
Insurance commissions and fees	2,738	2,549	5,591	5,574
Wealth management fees	2,348	2,280	4,789	4,877
Total fee income	17,711	18,771	35,912	37,416
Other, net	(216)	155	754	1,423
Gain/(loss) on securities, net	17	718	2,568	(784)
(Loss)/gain on sale of business operations and other assets, net	—	(21)	—	460
Total non-interest income	17,512	19,623	39,234	38,515
Total net revenue from continuing operations	109,107	109,915	216,288	213,564
Provision for loan losses	3,467	6,532	7,468	12,107
Non-interest expense from continuing operations
Compensation and benefits	34,779	33,499	68,279	67,346
Occupancy and equipment	9,449	9,224	18,895	18,416
Technology and communications	6,715	7,053	12,972	13,537
Marketing and promotion	1,155	1,084	2,422	2,306
Professional services	3,953	864	6,228	2,560
FDIC premiums and assessments	1,751	1,411	3,390	2,606
Other real estate owned and foreclosures	(2)	1	—	68
Amortization of intangible assets	1,475	1,246	2,675	2,514
Acquisition, restructuring, and other expenses	11,155	847	18,170	5,940
Other	6,138	6,298	15,528	11,600
Total non-interest expense	76,568	61,527	148,559	126,893

Income from continuing operations before income taxes	$29,072	$41,856	$60,261	$74,564
Income tax expense	5,118	8,145	12,035	15,482
Net income from continuing operations	$23,954	$33,711	$48,226	$59,082

Income from discontinued operations before income taxes	$2,082	$426	$1,228	$264
Income tax expense	588	106	371	67
Net income from discontinued operations	$1,494	$320	$857	$197

Net income	$25,448	$34,031	$49,083	$59,279
Preferred stock dividend	240	229	480	459
Income available to common shareholders	$25,208	$33,802	$48,603	$58,820
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per common share:
Continuing operations	$0.49	$0.73	$1.01	$1.29
Discontinued operations	0.03	0.01	0.02	—
Total	$0.52	$0.74	$1.03	$1.29

Diluted earnings per common share:
Continuing operations	$0.49	$0.73	$1.01	$1.28
Discontinued operations	0.03	0.01	0.02	—
Total	$0.52	$0.74	$1.03	$1.28

Weighted average shares outstanding:
Basic	48,961	46,032	47,550	45,999
Diluted	49,114	46,215	47,700	46,206
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$25,448	$34,031	$49,083	$59,279
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	19,108	(7,840)	33,323	(27,002)
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	(4,901)	2,001	(8,552)	6,932
Total other comprehensive income/(loss)	14,207	(5,839)	24,771	(20,070)
Total comprehensive income	$39,655	$28,192	$73,854	$39,209
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at March 31, 2018	522	$40,633	45,360	$460	$1,243,590	$(8,476)	$259,499	$(15,427)	$(22,622)	$1,497,657
Comprehensive income:
Net income	—	—	—	—	—	—	34,031	—	—	34,031
Other comprehensive loss	—	—	—	—	—	—	—	(5,839)	—	(5,839)
Total comprehensive income	—	—	—	—	—	—	34,031	(5,839)	—	28,192
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	—	—	—	—
Adoption of ASU No 2018-01, Income Statement - Reporting Comprehensive Income ( Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—
Cash dividends declared on common shares ($0.22 per share)	—	—	—	—	—	—	(9,995)	—	—	(9,995)
Cash dividends declared on preferred shares ($0.44 per share)	—	—	—	—	—	—	(229)	—	—	(229)
Forfeited shares	—	—	(11)	—	57	353	—	—	(410)	—
Exercise of stock options	—	—	3	—	—	—	(50)	—	75	25
Restricted stock grants	—	—	89	—	1,044	(3,389)	—	—	2,345	—
Stock-based compensation	—	—	—	—	—	1,416	—	—	—	1,416
Other, net	—	—	(21)	—	—	—	—	—	(825)	(825)
Balance at June 30, 2018	522	$40,633	45,420	$460	$1,244,691	$(10,096)	$283,256	$(21,266)	$(21,437)	$1,516,241

Balance at March 31, 2019	522	$40,633	45,522	$460	$1,244,975	$(8,825)	$321,759	$(2,906)	$(19,091)	$1,577,005
Comprehensive income:
Net income	—	—	—	—	—	—	25,448	—	—	25,448
Other comprehensive income	—	—	—	—	—	—	—	14,207	—	14,207
Total comprehensive income	—	—	—	—	—	—	25,448	14,207	—	39,655
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,654	—	—	—	—	176,711
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(10,469)	—	—	(10,469)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Treasury shares repurchased	—	—	(110)	—	—	—	—	—	(3,326)	(3,326)
Forfeited shares	—	—	(38)	—	(168)	1,255	—	—	(1,087)	—
Exercise of stock options	—	—	1	—	—	—	(15)	—	29	14
Restricted stock grants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,015	—	—	—	1,015
Other, net	—	—	(21)	—	—	—	59	—	(587)	(528)
Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2017	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
Comprehensive income:
Net income	—	—	—	—	—	—	59,279	—	—	59,279
Other comprehensive loss	—	—	—	—	—	—	—	(20,070)	—	(20,070)
Total comprehensive income	—	—	—	—	—	—	59,279	(20,070)	—	39,209
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-01, Income Statement - Reporting Comprehensive Income ( Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.44 per share)	—	—	—	—	—	—	(19,977)	—	—	(19,977)
Cash dividends declared on preferred shares ($0.88 per share)	—	—	—	—	—	—	(459)	—	—	(459)
Forfeited shares	—	—	(15)	—	88	478	—	—	(566)	—
Exercise of stock options	—	—	8	—	—	—	(123)	—	224	101
Restricted stock grants	—	—	181	—	2,100	(6,841)	—	—	4,741	—
Stock-based compensation	—	—	—	—	—	2,798	—	—	—	2,798
Other, net	—	—	(44)	—	16	—	—	—	(1,711)	(1,695)
Balance at June 30, 2018	522	$40,633	45,420	$460	$1,244,691	$(10,096)	$283,256	$(21,266)	$(21,437)	$1,516,241

Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	49,083	—	—	49,083
Other comprehensive income	—	—	—	—	—	—	—	24,771	—	24,771
Total comprehensive income	—	—	—	—	—	—	49,083	24,771	—	73,854
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,654	—	—	—	—	176,711
Cash dividends declared on common shares ($0.46 per share)	—	—	—	—	—	—	(20,944)	—	—	(20,944)
Cash dividends declared on preferred shares ($0.92 per share)	—	—	—	—	—	—	(480)	—	—	(480)
Treasury stock repurchased	—	—	(110)	—	—	—	—	—	(3,326)	(3,326)
Forfeited shares	—	—	(51)	—	(209)	1,699	—	—	(1,490)	—
Exercise of stock options	—	—	1	—	—	—	(15)	—	29	14
Restricted stock grants	—	—	131	—	3	(3,664)	—	—	3,661	—
Stock-based compensation	—	—	—	—	—	2,004	—	—	—	2,004
Other, net	—	—	(34)	—	—	—	59	—	(973)	(914)
Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income from continuing operations	$48,226	$59,082
Net income from discontinued operations	857	197
Net income	$49,083	$59,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,468	12,107
Net amortization of securities	1,228	1,460
Change in unamortized net loan costs and premiums	5,693	(1,520)
Premises and equipment depreciation and amortization expense	4,952	5,056
Stock-based compensation expense	2,004	2,798
Accretion of purchase accounting entries, net	(4,642)	(11,114)
Amortization of other intangibles	2,675	2,514
Income from cash surrender value of bank-owned life insurance policies	(2,463)	(2,359)
Securities (gains) losses, net	(2,568)	784
Net (decrease) in loans held-for-sale	(5,478)	(1,843)
Change in right-of-use lease assets	6,488	—
Change in lease liabilities	(6,638)	—
Loss on disposition of assets	1,615	—
Amortization of interest in tax-advantaged projects	2,517	2,100
Net change in other	(5,320)	357
Net cash provided by operating activities of continuing operations	55,757	69,422
Net cash (used) provided by operating activities of discontinued operations	(81,825)	1,461
Net cash (used) provided by operating activities	(26,068)	70,883
Cash flows from investing activities:
Net decrease in trading security	347	328
Purchases of marketable equity securities	(12,393)	(12,688)
Proceeds from sales of marketable equity securities	11,896	26,096
Purchases of securities available for sale	(15,180)	(165,312)
Proceeds from sales of securities available for sale	82,978	—
Proceeds from maturities, calls, and prepayments of securities available for sale	89,766	93,049
Purchases of securities held to maturity	(459)	(7,781)
Proceeds from maturities, calls, and prepayments of securities held to maturity	9,287	23,981
Net change in loans	219,395	(413,717)
Proceeds from surrender of bank-owned life insurance	—	459
Purchase of Federal Home Loan Bank stock	(52,212)	(41,118)
Proceeds from sale of Federal Home Loan Bank stock	78,121	28,673
Net investment in limited partnership tax credits	(1,815)	(2,464)
Purchase of premises and equipment, net	(4,111)	(7,958)
Acquisitions, net of cash (paid) acquired	110,774	—
Proceeds from sale of other real estate	—	1,600
Net investing cash flows from discontinued operations	(2)	—
Net cash provided (used) by investing activities	516,392	(476,852)

	Six Months Ended June 30,
(In thousands)	2019	2018
(continued)
Cash flows from financing activities:
Net increase in deposits	249,777	90,009
Proceeds from Federal Home Loan Bank advances and other borrowings	2,242,517	2,287,896
Repayments of Federal Home Loan Bank advances and other borrowings	(2,911,765)	(2,061,307)
Purchase of treasury stock	(3,326)	—
Exercise of stock options	14	101
Common and preferred stock cash dividends paid	(21,424)	(20,436)
Net cash (used) provided by financing activities	(444,207)	296,263

Net change in cash and cash equivalents	46,117	(109,706)

Cash and cash equivalents at beginning of period	183,189	248,763

Cash and cash equivalents at end of period	$229,306	$139,057

Supplemental cash flow information:
Interest paid on deposits	$54,291	$32,160
Interest paid on borrowed funds	20,318	14,202
Income taxes paid (refunded), net	3,752	(2,446)

Acquisition of non-cash assets and liabilities:
Assets acquired	$1,595,054	$—
Liabilities assumed	(1,530,010)	—

Other non-cash changes:
Other net comprehensive income	$24,771	$(20,070)
Reclass of aircraft loan portfolio to held-for-sale	176,144	—
Real estate owned acquired in settlement of loans	—	1,600
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

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Principles
Effective January 1, 2019, the following new accounting guidance was adopted by the Company:

•	ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities;

•	ASU No. 2016-02, Leases (Topic 842)(additional information is disclosed in Note 11 - Leases of the Consolidated Financial Statements)

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU No. 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the Consolidated Balance Sheets as of the date of adoption. In April 2019, the FASB issued ASU No. 2019-04 to clarify certain aspects of accounting for hedging activities addressed by ASU No. 2017-12, among other things (ASU No. 2019-04 amendments and pending adoption to FASB ASC Topics 326 and 825 are described in the section below). ASU No. 2017-12 became effective for the Company on January 1, 2019. The adoption was not material to the financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors. The amendments of ASU No. 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases. The Company obtained a third-party software application which provides lease accounting under the guidelines of FASB ASC Topic 842. The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019. The Company recognized right-of-use lease assets and related lease liabilities totaling $79.6 million and $82.8 million respectively as of January 1, 2019. The right-of-use lease assets and related lease liabilities recognized at January 1, 2019 include right-of-use lease assets and lease liabilities classified as discontinued operations. See Note 11 - Leases for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. The ASU requires enhanced disclosures to provide better understanding surrounding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration (“PCD assets”). Most debt instruments will require a cumulative-effect adjustment to retained earnings on the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). However, there is instrument-specific (such as PCD assets) transition guidance requiring a prospective transition approach. For existing purchased credit-impaired assets, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. This transition relief avoids the need to reassess purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of ‘more than insignificant’ credit deterioration since origination. The transition relief also allows the remaining accretable discount (based on the revised amortized cost basis) to accrete into interest income over the life of the related asset using the interest method. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early application will be permitted for interim and annual periods beginning after December 15, 2018.

The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's Consolidated Financial Statements. A cross-functional working group has been formed and is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Management is working through its implementation plan which includes assessment and documentation of processes and internal controls; model development and documentation; and system configuration. This is in preparation for performing a full end to end parallel run. Management is also in the process of implementing a third-party vendor solution to assist us in the application of ASU No. 2016-13. The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting increase to loans for the non-accretable discount on existing purchased credit-impaired assets and a negative adjustment to retained earnings for the remaining credit losses for financial assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As mentioned in the previous section in April 2019 the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to FASB ASC Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to FASB ASC Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU No. 2019-04 addresses the scope of the guidance, the requirement for remeasurement under FASB ASC Topic 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to FASB ASC Topic 326 have the same effective dates as ASU 2016-13 (i.e., the first quarter of 2020). The Company is currently evaluating the potential impact of FASB ASC Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to FASB ASC Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” ASU No. 2019-05 allows entities to irrevocably elect, upon adoption of ASU No. 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU No. 2019-05 has the same effective date as ASU No. 2016-13 (i.e., the first quarter of 2020). The Company is continuing to evaluate the potential impact of ASU No. 2016-13 and the subsequently issued ASUs, which provide additional guidance and clarifications to various aspects of FASB ASC Topic 326.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITIONS

SI Financial Group, Inc.
At the close of business on May 17, 2019, the Company completed the acquisition of SI Financial Group, Inc. (“SIFI”), the parent company of Savings Institute Bank and Trust Company (“Savings Institute”). Savings Institute also merged with and into Berkshire Bank. With this acquisition, the Company increased its market presence with 18 branches in Eastern Connecticut and 5 branches in Rhode Island, adding to the existing 9 Connecticut branches.

As established by the merger agreement, each of the 11.858 million outstanding shares of SIFI common stock was converted into the right to receive 0.48 shares of the Company's common stock, plus cash in lieu of fractional shares. As of close of business on May 17, 2019, the Company issued 5.691 million common shares as merger consideration, pursuant to the merger agreement. The value of this consideration was measured at $175.8 million for the common stock based on the $30.89 closing price of the Company’s common stock on the issuance date. SIFI had a stock option plan, and as part of the acquisition agreement, Berkshire agreed to continue the vesting schedules of option holders of SIFI stock with corresponding Berkshire stock with a share conversion ratio of 48%. The fair value of the vested portion of the options was $0.9 million, and was included as part of consideration paid for SIFI.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Due to the complexity in valuing the assets acquired and liabilities assumed and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded by the Company
Consideration Paid:
Company common stock issued to SIFI common shareholders				$175,804
Fair value of SIFI stock options converted to Berkshire options				907
Cash in lieu paid to SIFI shareholders				14
Total consideration paid				$176,725
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$110,774	$—		$110,774
Investment securities	144,629	(1,261)	(a)	143,368
Loans held for sale	1,005	—		1,005
Loans, net	1,332,127	(29,388)	(b)	1,302,739
Premises and equipment	19,039	(2,092)	(c)	16,947
Core deposit intangibles	—	17,980	(d)	17,980
Deferred tax assets, net	6,629	10,607	(e)	17,236
Goodwill and other intangibles	16,063	(16,063)	(f)	—
Other assets	60,648	(341)		60,307
Deposits	(1,327,115)	(7,733)	(g)	(1,334,848)
Borrowings	(154,726)	1,717	(h)	(153,009)
Other liabilities	(33,987)	(8,166)	(i)	(42,153)
Total identifiable net assets	$175,086	$(34,740)		$140,346

Goodwill				36,379
_____________________________________
Explanation of Certain Fair Value Adjustments:

(a)	The adjustment represents the write down of the book value of securities to their estimated fair value at the date of acquisition.

(b)
The adjustment represents the write-off of $15.6 million in allowance for loan and lease losses and the write down of the book value of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. Loans with evidence of credit deterioration at acquisition are accounted for under ASC 310-30 and had a book value of $55.8 million and had a fair value of $32.1 million, including a $4.2 million fair value adjustment that is accretable in earnings. Non-impaired loans accounted for under ASC 310-20 had a book value of $1.29 billion and have a fair value of $1.27 billion, including a $6.7 million fair value adjustment discount that is amortized over the remaining term of the loans using the effective interest method, or a straight-line method if the loan is a revolving credit facility.

(c)
The adjustment represents a decreased fair value based on the appraised value of Savings Institute’s owned branches comprised of $1.1 million for land. This is in addition to a $1.0 million reduction of the book value of furniture, fixtures, and equipment, to their estimated fair value and the immediate expensing of equipment not meeting the thresholds for capitalization in accordance with Company policy. The adjustments will be depreciated over the remaining estimated economic lives of the assets.

(d)
The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base (10 years).

(e)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles, and other purchase accounting adjustments.

(f)	Represents the write-off of goodwill and intangible assets from a prior SIFI acquisition.

(g)
The adjustment is necessary because the weighted average interest rate of time deposits exceeded the cost of similar funding at the time of acquisition. The amount will be amortized over the estimated useful life of eleven months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)
Adjusts borrowings by a reduction of $0.8 million to their estimated fair value, which is calculated based on current market rates. This is in addition to a $0.9 million reduction to the estimated fair value for the SI Capital Trust II, which is calculated based on the amount an institution would be willing to purchase the instrument at in the open market.

(i)
Adjusts the book value of other liabilities to their estimated fair value at the acquisition date. The adjustment consists of a $7.6 million increase to post-retirement liabilities due to change-in-control provisions, a $0.8 million increase in bank-owned life insurance liabilities, offset by a decrease of $0.4 to the unfunded commitment reserve.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, the Company estimated fair value by analyzing the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the seller’s allowance for credit losses associated with the loans acquired, as the loans were initially recorded at fair value. Provisional information about the Savings Institute acquired loan portfolio subject to ASC 310-30 as of May 17, 2019 is as follows (in thousands):

ASC 310-30 Loans
Gross contractual receivable amounts at acquisition	$55,754
Contractual cash flows not expected to be collected (nonaccretable discount)	(19,427)
Expected cash flows at acquisition	36,327
Interest component of expected cash flows (accretable discount)	(4,200)
Fair value of acquired loans	$32,127

Capitalized goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

Direct acquisition and integration costs of the Savings Institute acquisition were expensed as incurred, and totaled $11.3 million during the six months ending June 30, 2019 and there were none for the same period of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of SIFI assuming the acquisition was completed as of January 1, 2018. The preliminary valuation of the assets and liabilities acquired has been used to prepare pro forma adjustments. The final allocation could differ materially from the preliminary valuation. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments. These adjustments would have been different if they had been recorded on January 1, 2018, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisition had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. The unaudited pro forma information is based on the actual financial statements of Berkshire and the acquired business for the periods shown until the dates of acquisition, at which time the acquired business operations became included in Berkshire’s financial statements.

For whole-bank acquisitions, the Company has determined it is impractical to report the amounts of revenue and earnings of each entity since acquisition date. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of SIFI’s operations are included in the Consolidated Statement of Income.

The unaudited pro forma information, for the six months ended June 30, 2019 and 2018, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit and customer relationship intangibles; and (c) an estimated tax rate of 26.83 percent. Direct acquisition expenses incurred by the Company during 2019, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands, except earnings per share:

	Pro Forma (unaudited) Six Months Ended June 30,
	2019	2018
Net interest income	$195,624	$202,709
Non-interest income	43,732	44,228
Income available to common shareholders	60,357	67,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           DISCONTINUED OPERATIONS

During the first quarter of 2019, the Company reached the decision to pursue the sale of the national mortgage banking operations of First Choice Loan Services, Inc. (“FCLS”) – a subsidiary of the Bank. The decision was based on a number of strategic priorities and other factors, including the competitiveness of the mortgage industry. FCLS continues to operate and serve its customers as the Company initiates the process of identifying a buyer. The potential transaction is expected to close within 12 months. As a result of these actions, the Company classified the operations of FCLS as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows present discontinued operations retrospectively for current and prior periods.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Assets
Loans held for sale, at fair value	$182,882	$94,050
Premises and equipment, net	1,710	1,867
Other assets	28,153	18,342
Total assets	$212,745	$114,259
Liabilities
Other liabilities	$26,256	$9,597
Total liabilities	$26,256	$9,597

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

The following presents operating results of the discontinued operations of FCLS for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest income	$1,818	$1,395	$2,862	$2,489
Interest expense	1,062	566	1,646	947
Net interest income	756	829	1,216	1,542
Non-interest income	13,246	10,407	22,059	21,035
Total net revenue	14,002	11,236	23,275	22,577
Non-interest expense	11,920	10,810	22,047	22,313
Income from discontinued operations before income taxes	2,082	426	1,228	264
Income tax expense	588	106	371	67
Net income from discontinued operations	$1,494	$320	$857	$197

FCLS also originates mortgages designated as held-for-investment. This component of FCLS’s operations was not considered discontinued, since the Company expects to continue to originate mortgages designated as held-for-investment in its footprint on a small scale through processes considered as continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $9.7 million and $10.1 million, and a fair value of $11.2 million and $11.2 million, at June 30, 2019 and December 31, 2018, respectively. As discussed further in Note 10 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
EQUITY SECURITIES

The Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" in the first quarter of 2018. All changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Securities available for sale
Municipal bonds and obligations	$114,401	$5,477	$(5)	$119,873
Agency collateralized mortgage obligations	882,124	7,419	(581)	888,962
Agency mortgage-backed securities	182,598	739	(1,079)	182,258
Agency commercial mortgage-backed securities	61,275	465	(1,089)	60,651
Corporate bonds	119,917	880	(1,054)	119,743
Trust preferred securities	8,323	231	(4)	8,550
Other bonds and obligations	29,084	963	(6)	30,041
Total securities available for sale	1,397,722	16,174	(3,818)	1,410,078
Securities held to maturity
Municipal bonds and obligations	257,232	10,835	—	268,067
Agency collateralized mortgage obligations	70,726	2,975	(115)	73,586
Agency mortgage-backed securities	6,758	—	(57)	6,701
Agency commercial mortgage-backed securities	10,385	46	—	10,431
Tax advantaged economic development bonds	19,063	172	(1,263)	17,972
Other bonds and obligations	299	—	—	299
Total securities held to maturity	364,463	14,028	(1,435)	377,056

Marketable equity securities	55,831	4,820	(1,073)	59,578
Total	$1,818,016	$35,022	$(6,326)	$1,846,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Municipal bonds and obligations	$109,648	$2,272	$(713)	$111,207
Agency collateralized mortgage obligations	944,946	1,130	(15,192)	930,884
Agency mortgage-backed securities	175,406	36	(5,121)	170,321
Agency commercial mortgage-backed securities	62,200	—	(3,275)	58,925
Corporate bonds	112,404	342	(1,256)	111,490
Trust preferred securities	8,314	251	(99)	8,466
Other bonds and obligations	8,355	34	(35)	8,354
Total securities available for sale	1,421,273	4,065	(25,691)	1,399,647
Securities held to maturity
Municipal bonds and obligations	264,524	3,569	(3,601)	264,492
Agency collateralized mortgage obligations	71,637	533	(778)	71,392
Agency mortgage-backed securities	7,219	—	(297)	6,922
Agency commercial mortgage-backed securities	10,417	—	(289)	10,128
Tax advantaged economic development bonds	19,718	22	(1,698)	18,042
Other bonds and obligations	248	—	—	248
Total securities held to maturity	373,763	4,124	(6,663)	371,224

Marketable equity securities	55,471	4,370	(3,203)	56,638
Total	$1,850,507	$12,559	$(35,557)	$1,827,509

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$15,204	$15,245	$2,875	$2,875
Over 1 year to 5 years	31,179	31,213	14,729	14,844
Over 5 years to 10 years	71,721	72,831	15,086	15,180
Over 10 years	153,621	158,918	243,904	253,439
Total bonds and obligations	271,725	278,207	276,594	286,338
Mortgage-backed securities	1,125,997	1,131,871	87,869	90,718
Total	$1,397,722	$1,410,078	$364,463	$377,056

During the three and six months ended June 30, 2019 , the proceeds from the sale of AFS securities totaled $80.4 million and $83.0 million, respectively. During the three months ended June 30,2019, gross gains on AFS securities totaled $5 thousand and gross losses totaled $7 thousand. During the six months ended June 30, 2019 gross gains totaled $11 thousand and gross losses totaled $7 thousand. These gains and losses are included in Gain/(loss) on securities, net on the consolidated statements of income. There were no sales of AFS securities during the three and six months ended June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2019
Securities available for sale
Municipal bonds and obligations	$—	$—	$5	$1,319	$5	$1,319
Agency collateralized mortgage obligations	72	43,755	509	103,929	581	147,684
Agency mortgage-backed securities	5	2,191	1,074	93,990	1,079	96,181
Agency commercial mortgage-backed securities	—	—	1,089	55,319	1,089	55,319
Corporate bonds	434	37,147	620	30,036	1,054	67,183
Trust preferred securities	4	7,163	—	—	4	7,163
Other bonds and obligations	—	—	6	3,052	6	3,052
Total securities available for sale	515	90,256	3,303	287,645	3,818	377,901

Securities held to maturity
Agency collateralized mortgage obligations	—	—	115	10,648	115	10,648
Agency mortgage-backed securities	—	—	57	6,701	57	6,701
Tax advantaged economic development bonds	—	—	1,263	6,729	1,263	6,729
Total securities held to maturity	—	—	1,435	24,078	1,435	24,078
Total	$515	$90,256	$4,738	$311,723	$5,253	$401,979

December 31, 2018
Securities available for sale
Municipal bonds and obligations	$55	$3,186	$658	$11,787	$713	$14,973
Agency collateralized mortgage obligations	76	39,114	15,116	755,528	15,192	794,642
Agency mortgage-backed securities	53	5,500	5,068	162,439	5,121	167,939
Agency commercial mortgage-backed securities	44	1,503	3,231	57,422	3,275	58,925
Corporate bonds	1,249	74,434	7	2,561	1,256	76,995
Trust preferred securities	99	7,068	—	—	99	7,068
Other bonds and obligations	—	—	35	3,030	35	3,030
Total securities available for sale	1,576	130,805	24,115	992,767	25,691	1,123,572

Securities held to maturity
Municipal bonds and obligations	127	17,596	3,474	103,759	3,601	121,355
Agency collateralized mortgage obligations	—	—	778	43,138	778	43,138
Agency mortgage-backed securities	—	—	297	6,922	297	6,922
Agency commercial mortgage-backed securities	—	—	289	10,128	289	10,128
Tax advantaged economic development bonds	65	8,078	1,633	6,512	1,698	14,590
Total securities held to maturity	192	25,674	6,471	170,459	6,663	196,133
Total	$1,768	$156,479	$30,586	$1,163,226	$32,354	$1,319,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2019:

AFS municipal bonds and obligations
At June 30, 2019, 2 out of the total 246 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2019, 59 out of the total 253 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2019, 45 out of the total 97 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2019, 11 out of the total 23 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 1.5% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS trust preferred securities
At June 30, 2019, 1 out of the total 2 securities in the Company’s portfolio of AFS trust preferred securities were in an unrealized loss position. Aggregate unrealized losses represented 0.1% of the amortized cost of these securities in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on these securities supports its conclusions about the recoverability of these securities’ amortized cost basis. These securities are investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of these securities and they are performing.

AFS other bonds and obligations
At June 30, 2019, 6 out of the total 10 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.2% of the amortized cost of securities in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2019, 1 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2019, 1 out of the total 2 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s residential mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2019, 1 out of the total 5 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 15.8% of the amortized cost of the security in an unrealized loss position. The above mentioned tax-advantaged economic bond remains a special mention rated asset. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from previous mergers and acquisitions. Acquired loans that are refinanced are transferred to business activity loans. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. During the period ended June 30, 2019, the Company reclassified $176 million of aircraft loans from commercial and industrial to held-for-sale, reflecting its intent to sell the portfolio. These loans are not contained in the balances below. The following is a summary of total loans:

	June 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$300,996	$58,497	$359,493	$327,792	$25,220	$353,012
Other commercial real estate	2,358,502	1,287,352	3,645,854	2,260,919	786,290	3,047,209
Total commercial real estate	2,659,498	1,345,849	4,005,347	2,588,711	811,510	3,400,221

Commercial and industrial loans:	1,471,766	515,531	1,987,297	1,513,538	466,508	1,980,046

Total commercial loans	4,131,264	1,861,380	5,992,644	4,102,249	1,278,018	5,380,267

Residential mortgages:
1-4 family	2,268,445	596,607	2,865,052	2,317,716	238,952	2,556,668
Construction	9,170	8,158	17,328	9,582	174	9,756
Total residential mortgages	2,277,615	604,765	2,882,380	2,327,298	239,126	2,566,424

Consumer loans:
Home equity	281,254	122,576	403,830	289,961	86,719	376,680
Auto and other	604,272	58,702	662,974	647,236	72,646	719,882
Total consumer loans	885,526	181,278	1,066,804	937,197	159,365	1,096,562

Total loans	$7,294,405	$2,647,423	$9,941,828	$7,366,744	$1,676,509	$9,043,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at June 30, 2019 totaled $2.6 billion. A subset of these loans were determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $74.1 million (and a note balance of $169.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $2.6 billion.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$2,139	$10,392
Acquisitions	4,200	—
Accretion	(2,278)	(6,881)
Net reclassifications from (to) nonaccretable difference	1,464	4,517
Payments received, net	(105)	(1,724)
Balance at end of period	$5,420	$6,304

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$2,840	$11,561
Acquisitions	4,200	—
Accretion	(3,598)	(10,313)
Net reclassifications from (to) nonaccretable difference	2,129	7,049
Payments received, net	(160)	(1,912)
Reclassification to TDR	9	—
Disposals	—	(81)
Balance at end of period	$5,420	$6,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at June 30, 2019 and December 31, 2018:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
June 30, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$300,996	$300,996	$—
Other commercial real estate	388	478	17,375	18,241	2,340,261	2,358,502	—
Total	388	478	17,375	18,241	2,641,257	2,659,498	—
Commercial and industrial loans:
Total	2,071	784	9,889	12,744	1,459,022	1,471,766	1,422
Residential mortgages:
1-4 family	867	543	3,504	4,914	2,263,531	2,268,445	1,258
Construction	—	—	—	—	9,170	9,170	—
Total	867	543	3,504	4,914	2,272,701	2,277,615	1,258
Consumer loans:				—
Home equity	191	582	979	1,752	279,502	281,254	165
Auto and other	3,498	663	1,802	5,963	598,309	604,272	—
Total	3,689	1,245	2,781	7,715	877,811	885,526	165
Total	$7,015	$3,050	$33,549	$43,614	$7,250,791	$7,294,405	$2,845

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$327,792	$327,792	$—
Other commercial real estate	913	276	18,833	20,022	2,240,897	2,260,919	993
Total	913	276	18,833	20,022	2,568,689	2,588,711	993
Commercial and industrial loans:
Total	4,694	975	4,636	10,305	1,503,233	1,513,538	4
Residential mortgages:
1-4 family	1,631	1,619	1,440	4,690	2,313,026	2,317,716	66
Construction	—	—	—	—	9,582	9,582	—
Total	1,631	1,619	1,440	4,690	2,322,608	2,327,298	66
Consumer loans:
Home equity	618	15	933	1,566	288,395	289,961	—
Auto and other	3,543	615	1,699	5,857	641,379	647,236	—
Total	4,161	630	2,632	7,423	929,774	937,197	—
Total	$11,399	$3,500	$27,541	$42,440	$7,324,304	$7,366,744	$1,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
June 30, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,411	$58,497	$—
Other commercial real estate	998	695	4,432	6,125	28,212	1,287,352	2,441
Total	998	695	4,432	6,125	29,623	1,345,849	2,441
Commercial and industrial loans:
Total	1,055	62	1,003	2,120	31,456	515,531	214
Residential mortgages:
1-4 family	970	488	1,408	2,866	12,050	596,607	75
Construction	—	—	—	—	—	8,158	—
Total	970	488	1,408	2,866	12,050	604,765	75
Consumer loans:
Home equity	379	—	727	1,106	700	122,576	82
Auto and other	168	41	309	518	263	58,702	—
Total	547	41	1,036	1,624	963	181,278	82
Total	$3,570	$1,286	$7,879	$12,735	$74,092	$2,647,423	$2,812

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:				—
Construction	$—	$—	$—	$—	$—	$25,220	$—
Other commercial real estate	2,603	1,127	4,183	7,913	11,994	786,290	1,652
Total	2,603	1,127	4,183	7,913	11,994	811,510	1,652
Commercial and industrial loans:
Total	217	147	1,515	1,879	29,539	466,508	144
Residential mortgages:
1-4 family	1,382	144	918	2,444	4,888	238,952	75
Construction	—	—	—	—	—	174	—
Total	1,382	144	918	2,444	4,888	239,126	75
Consumer loans:
Home equity	290	148	751	1,189	553	86,719	—
Auto and other	193	62	547	802	314	72,646	96
Total	483	210	1,298	1,991	867	159,365	96
Total	$4,685	$1,628	$7,914	$14,227	$47,288	$1,676,509	$1,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	17,375	1,991	19,366	17,840	2,531	20,371
Total	17,375	1,991	19,366	17,840	2,531	20,371

Commercial and industrial loans:
Total	8,467	789	9,256	4,632	1,371	6,003

Residential mortgages:
1-4 family	2,246	1,333	3,579	1,374	843	2,217
Construction	—	—	—	—	—	—
Total	2,246	1,333	3,579	1,374	843	2,217

Consumer loans:
Home equity	814	645	1,459	933	751	1,684
Auto and other	1,802	309	2,111	1,699	451	2,150
Total	2,616	954	3,570	2,632	1,202	3,834

Total non-accrual loans	$30,704	$5,067	$35,771	$26,478	$5,947	$32,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of June 30, 2019 and December 31, 2018 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2019
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$22,035	$6,753	$2,841	$138	$31,767
Collectively evaluated for impairment	2,637,463	1,465,013	2,274,774	885,388	7,262,638
Total	$2,659,498	$1,471,766	$2,277,615	$885,526	$7,294,405

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,345	$2,825	$2,089	$342	$28,601
Collectively evaluated for impairment	2,565,366	1,510,713	2,325,209	936,855	7,338,143
Total	$2,588,711	$1,513,538	$2,327,298	$937,197	$7,366,744

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
June 30, 2019
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$3,709	$372	$740	$349	$5,170
Purchased credit-impaired loans	29,623	31,456	12,050	963	74,092
Collectively evaluated for impairment	1,312,517	483,703	591,975	179,966	2,568,161
Total	$1,345,849	$515,531	$604,765	$181,278	$2,647,423

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,980	$763	$362	$646	$5,751
Purchased credit-impaired loans	11,994	29,539	4,888	867	47,288
Collectively evaluated for impairment	795,536	436,206	233,876	157,852	1,623,470
Total	$811,510	$466,508	$239,126	$159,365	$1,676,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at June 30, 2019 and December 31, 2018:

Business Activities Loans

	June 30, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate	$21,538	$33,028	$—
Commercial and industrial loans	5,319	10,807	—
Residential mortgages - 1-4 family	1,244	1,407	—
Consumer - home equity	35	240	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate	$513	$525	$7
Commercial and industrial loans	1,343	1,349	42
Residential mortgages - 1-4 family	1,613	1,739	78
Consumer - home equity	92	101	7
Consumer - other	11	11	—

Total
Commercial real estate	$22,051	$33,553	$7
Commercial and industrial loans	6,662	12,156	42
Residential mortgages	2,857	3,146	78
Consumer	138	352	7
Total impaired loans	$31,708	$49,207	$134
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	June 30, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$2,664	$5,544	$—
Commercial and industrial loans	343	594	—
Residential mortgages - 1-4 family	658	656	—
Consumer - home equity	243	1,448	—
Consumer - other	16	14	—

With an allowance recorded:
Other commercial real estate loans	$1,066	$1,071	$84
Commercial and industrial loans	29	30	—
Residential mortgages - 1-4 family	88	113	8
Consumer - home equity	50	50	—
Consumer - other	41	39	7

Total			x
Commercial real estate	$3,730	$6,615	$84
Commercial and industrial loans	372	624	—
Residential mortgages	746	769	8
Consumer	350	1,551	7
Total impaired loans	$5,198	$9,559	$99
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of June 30, 2019 and 2018:

Business Activities Loans

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$20,877	$213	$29,092	$326
Commercial and industrial loans	1,775	304	4,467	201
Residential mortgages - 1-4 family	574	23	942	26
Consumer - home equity	196	1	1,754	4
Consumer - other	—	—	—	—

With an allowance recorded:
Other commercial real estate loans	$569	$12	$1,786	$47
Commercial and industrial loans	1,468	64	1,279	83
Residential mortgages - 1-4 family	1,633	37	1,409	32
Consumer - home equity	95	3	45	1
Consumer - other	12	—	16	—

Total
Commercial real estate	$21,446	$225	$30,878	$373
Commercial and industrial loans	3,243	368	5,746	284
Residential mortgages	2,207	60	2,351	58
Consumer loans	303	4	1,815	5
Total impaired loans	$27,199	$657	$40,790	$720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$2,607	$82	$2,306	$111
Commercial and industrial loans	522	32	349	27
Residential mortgages - 1-4 family	362	12	1,505	6
Consumer - home equity	557	5	760	—
Consumer - other	5	—	17	1

With an allowance recorded:
Other commercial real estate loans	$965	$33	$3,020	$89
Commercial and industrial loans	30	1	287	17
Residential mortgages - 1-4 family	90	4	77	2
Consumer - home equity	50	1	320	5
Consumer - other	42	1	—	—

Total
Commercial real estate	$3,572	$115	$5,326	$200
Commercial and industrial loans	552	33	636	44
Residential mortgages	452	16	1,582	8
Consumer loans	654	7	1,097	6
Total impaired loans	$5,230	$171	$8,641	$258

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

The following tables include the recorded investment and number of modifications identified during the three and six months ended June 30, 2019 and June 30, 2018. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and six months ended June 30, 2019 and 2018 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	$—	$—
Commercial and industrial	2	282	279
Total	2	$282	$279

	Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial	3	475	472
Total	5	$620	$617

Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—
Residential - 1-4 Family	—	—	—
Total	—	$—	$—

	Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings			19
Commercial and industrial	4	1,995	1,924
Residential - 1-4 Family	1	118	118
Total	5	$2,113	$2,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. There were no TDRs that defaulted within 12 months of modifications during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, there were two loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	5,992
Commercial and industrial	1	1,065

	Modifications that Subsequently Defaulted
	Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	5,992
Commercial and industrial	1	1,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of the period	$25,185	$43,105
Principal payments	(375)	(2,511)
TDR status change (1)	—	—
Other reductions (2)	—	(7,088)
Newly identified TDRs	279	—
Balance at end of the period	$25,089	$33,506

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of the period	$27,415	$41,990
Principal payments	(1,788)	(3,150)
TDR status change (1)	—	—
Other reductions (2)	(1,155)	(7,376)
Newly identified TDRs	617	2,042
Balance at end of the period	$25,089	$33,506
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

As of June 30, 2019, the Company maintained foreclosed residential real estate property with a fair value of $154 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of June 30, 2019 and December 31, 2018 totaled $5.4 million and $3.2 million, respectively. As of December 31, 2018, the Company maintained no foreclosed residential real estate property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 was as follows:

	At or for the three months ended June 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$22,521	$18,247	$9,209	$6,235	$56,212
Charged-off loans	702	1,180	206	857	2,945
Recoveries on charged-off loans	67	119	43	79	308
Provision/(releases) for loan losses	522	1,663	(212)	(116)	1,857
Balance at end of period	$22,408	$18,849	$8,834	$5,341	$55,432

	At or for the six months ended June 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	1,958	2,856	248	1,776	6,838
Recoveries on charged-off loans	275	426	58	133	892
Provision/(releases) for loan losses	2,359	4,775	(1,511)	(384)	5,239
Balance at end of period	$22,408	$18,849	$8,834	$5,341	$55,432

	At or for the three months ended June 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$17,841	$13,229	$8,598	$7,609	$47,277
Charged-off loans	1,392	1,706	27	837	3,962
Recoveries on charged-off loans	26	447	6	135	614
Provision/(releases) for loan losses	2,676	2,685	853	171	6,385
Balance at end of period	$19,151	$14,655	$9,430	$7,078	$50,314

	At or for the six months ended June 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	1,498	2,596	27	1,777	5,898
Recoveries on charged-off loans	49	491	6	209	755
Provision/(releases) for loan losses	3,757	2,910	31	2,839	9,537
Balance at end of period	$19,151	$14,655	$9,430	$7,078	$50,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended June 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,910	$879	$622	$415	$5,826
Charged-off loans	624	109	31	257	1,021
Recoveries on charged-off loans	24	175	55	55	309
Provision/(releases) for loan losses	1,252	(75)	236	197	1,610
Balance at end of period	$4,562	$870	$882	$410	$6,724

	At or for the six months ended June 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	804	371	104	428	1,707
Recoveries on charged-off loans	500	226	60	86	872
Provision/(releases) for loan losses	1,713	(49)	296	269	2,229
Balance at end of period	$4,562	$870	$882	$410	$6,724

	At or for the three months ended June 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,995	$1,243	$1,046	$298	$6,582
Charged-off loans	972	—	622	164	1,758
Recoveries on charged-off loans	259	66	11	304	640
Provision/(releases) for loan losses	100	(182)	183	46	147
Balance at end of period	$3,382	$1,127	$618	$484	$5,611

	At or for the six months ended June 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,712	155	1,053	693	3,613
Recoveries on charged-off loans	265	95	36	344	740
Provision/(releases) for loan losses	973	62	1,037	498	2,570
Balance at end of period	$3,382	$1,127	$618	$484	$5,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of June 30, 2019 and December 31, 2018:

	At June 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	7	42	78	7	134
Collectively evaluated for impairment	22,401	18,807	8,756	5,334	55,298
Total	$22,408	$18,849	$8,834	$5,341	$55,432

	At December 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated for impairment	21,723	16,455	10,407	7,357	55,942
Total	21,732	16,504	10,535	7,368	56,139

	At June 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	84	—	8	7	99
Collectively evaluated for impairment	4,478	870	874	403	6,625
Total	$4,562	$870	$882	$410	$6,724

	At December 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated for impairment	3,144	1,060	594	435	5,233
Total	3,153	1,064	630	483	5,330

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

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At June 30, 2019, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $6.7 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at June 30, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Grade:
Pass	$300,996	$327,792	$2,283,244	$2,198,129	$2,584,240	$2,525,921
Special mention	—	—	24,154	9,805	24,154	9,805
Substandard	—	—	51,104	52,985	51,104	52,985
Total	$300,996	$327,792	$2,358,502	$2,260,919	$2,659,498	$2,588,711

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	June 30, 2019	December 31, 2018
Grade:
Pass	$1,385,702	$1,469,139
Special mention	53,543	14,279
Substandard	31,617	29,176
Doubtful	904	944
Total	$1,471,766	$1,513,538

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Grade:
Pass	$2,264,398	$2,314,657	$9,170	$9,582	$2,273,568	$2,324,239
Special mention	543	1,619	—	—	543	1,619
Substandard	3,504	1,440	—	—	3,504	1,440
Total	$2,268,445	$2,317,716	$9,170	$9,582	$2,277,615	$2,327,298

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Performing	$280,440	$289,028	$602,469	$645,537	$882,909	$934,565
Nonperforming	814	933	1,803	1,699	2,617	2,632
Total	$281,254	$289,961	$604,272	$647,236	$885,526	$937,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Grade:
Pass	$56,384	$24,519	$1,231,162	$743,684	$1,287,546	$768,203
Special mention	1,411	—	14,147	9,086	15,558	9,086
Substandard	702	701	42,043	33,520	42,745	34,221
Total	$58,497	$25,220	$1,287,352	$786,290	$1,345,849	$811,510

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial loans
(In thousands)	June 30, 2019	December 31, 2018
Grade:
Pass	$483,151	$439,602
Special mention	12,893	11,374
Substandard	19,487	15,532
Total	$515,531	$466,508

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Grade:
Pass	$590,578	$235,173	$8,158	$174	$598,736	$235,347
Special mention	696	144	—	—	696	144
Substandard	5,333	3,635	—	—	5,333	3,635
Total	$596,607	$238,952	$8,158	$174	$604,765	$239,126

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Performing	$121,931	$85,968	$58,393	$72,195	$180,324	$158,163
Nonperforming	645	751	309	451	954	1,202
Total	$122,576	$86,719	$58,702	$72,646	$181,278	$159,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of June 30, 2019 and December 31, 2018. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	June 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$30,704	$5,067	$35,771	$26,478	$5,947	$32,425
Substandard Accruing	59,206	63,606	122,812	60,698	48,792	109,490
Total Classified	89,910	68,673	158,583	87,176	54,739	141,915
Special Mention	79,484	29,187	108,671	26,333	20,833	47,166
Total Criticized	$169,394	$97,860	$267,254	$113,509	$75,572	$189,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Time less than $100,000	$888,791	$719,689
Time $100,000 through $250,000	2,221,209	2,060,500
Time more than $250,000	971,398	507,528
Total time deposits	$4,081,398	$3,287,717

Included in total deposits are brokered deposits of $1.6 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively. Included in total deposits are reciprocal deposits of $94.6 million and $84.4 million at June 30, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.               BORROWED FUNDS

Borrowed funds at June 30, 2019 and December 31, 2018 are summarized, as follows:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$608,928	2.65%	$1,118,832	2.58%
Total short-term borrowings:	608,928	2.65	1,118,832	2.58
Long-term borrowings:
Advances from the FHLB and other borrowings	295,886	2.36	309,466	2.17
Subordinated borrowings	74,143	7.00	74,054	7.00
Junior subordinated borrowing - Trust I	15,464	4.37	15,464	4.50
Junior subordinated borrowing - Trust II	7,320	4.11	—	—
Total long-term borrowings:	392,813	3.34	398,984	3.16
Total	$1,001,741	2.92%	$1,517,816	2.73%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2019 and December 31, 2018.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended June 30, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at June 30, 2019 include callable advances totaling $10 million and amortizing advances totaling $4.5 million. The advances outstanding at December 31, 2018 include no callable advances and amortizing advances totaling $1.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of June 30, 2019 is as follows:

	June 30, 2019
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2019	$640,219	2.59%
2020	195,603	2.51
2021	31,476	2.49
2022	17,770	2.24
2023 and beyond	19,746	2.13
Total FHLB advances	$904,814	2.55%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2019 and December 31, 2018.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $399 thousand and $461 thousand for unamortized debt issuance costs as of June 30, 2019 and December 31 2018, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.37% and 4.50% at June 30, 2019 and December 31, 2018, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 4.11% at June 30, 2019. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2019, the Company held derivatives with a total notional amount of $4.4 billion. The Company had economic hedges and non-hedging derivatives totaling $4.0 billion and $0.5 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.1 billion, risk participation agreements with dealer banks of $0.3 billion, and $0.5 billion in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2019.

The Company pledged collateral to derivative counterparties in the form of cash totaling $78.9 million and securities with an amortized cost of $12.0 million and a fair value of $12.0 million as of June 30, 2019. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2019, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,744	10.4	2.81%	5.09%	$(1,583)
Interest rate swaps on loans with commercial loan customers	1,546,563	6.7	4.47%	3.89%	75,114
Reverse interest rate swaps on loans with commercial loan customers	1,546,563	6.7	3.89%	4.47%	(76,909)
Risk participation agreements with dealer banks	303,793	7.5			343
Forward sale commitments (1)	544,475	0.2			(1,144)
Total economic hedges	3,951,138				(4,179)

Non-hedging derivatives:
Commitments to lend (1)	471,456	0.2			9,005
Total non-hedging derivatives	471,456				9,005

Total	$4,422,594				$4,826
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$10,090	10.9	2.72%	5.09%	$(1,240)
Interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.53%	4.04%	11,443
Reverse interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.04%	4.53%	(11,953)
Risk participation agreements with dealer banks	243,806	5.7			237
Forward sale commitments (1)	190,807	0.2			(734)
Total economic hedges	3,138,491				(2,247)

Non-hedging derivatives:
Commitments to lend (1)	165,079	0.2			3,927
Total non-hedging derivatives	165,079				3,927

Total	$3,303,570				$1,680

(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of June 30, 2019, the Company has an interest rate swap with a $10.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $1.3 million as of June 30, 2019. The interest income and expense on these mirror image swaps exactly offset each other.

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

The Company utilizes forward sale commitments to hedge interest rate risk and the associated effects on the fair value of interest rate lock commitments and loans originated for sale. The forward sale commitments are accounted for as derivatives with changes in fair value recorded in current period earnings. Forward sale commitments are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-hedging derivatives
The Company enters into interest rate lock commitments (“IRLCs”), or commitments to lend, for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in discontinued operations in the Company’s consolidated statements of income. Changes in the fair value of IRLCs subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. Commitments to lend are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(222)	$163	$(343)	$474

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	42,967	(5,270)	64,956	(19,939)
(Unfavorable)/Favorable change in credit valuation adjustment recognized in other non-interest income	(1,146)	95	(1,283)	332

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	(42,967)	5,270	(64,956)	19,939

Risk participation agreements:
Unrealized gain recognized in other non-interest income	(19)	7	106	23

Forward commitments:
Unrealized (loss) recognized in discontinued operations	108	(658)	(410)	(1,567)
Realized gain in discontinued operations	(4,083)	1,077	(5,798)	4,999

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in discontinued operations	$2,687	$7,285	$5,078	$13,816
Realized gain in discontinued operations	16,281	2,491	25,713	3,094

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

The Company had net asset positions with its financial institution counterparties totaling $0.5 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net asset positions with its commercial banking counterparties totaling $75.9 million and $21.2 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net liability positions with its financial institution counterparties totaling $78.8 million and $18.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net liability positions with its commercial banking counterparties totaling $0.7 million and $9.7 million as of June 30, 2019 and December 31, 2018. The collateral posted by the Company that covered liability positions was $78.9 million and $25.4 million as of June 30, 2019 and December 31, 2018, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2019 and December 31, 2018:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$543	$(14)	$529	$—	$—	$529
Commercial counterparties	75,883	(33)	75,850	—	—	75,850
Total	$76,426	$(47)	$76,379	$—	$—	$76,379

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(79,767)	$996	$(78,771)	$11,992	$78,896	$12,117
Commercial counterparties	(740)	5	(735)	—	—	(735)
Total	$(80,507)	$1,001	$(79,506)	$11,992	$78,896	$11,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$9,485	$(3,592)	$5,893	$—	$—	$5,893
Commercial counterparties	21,345	(157)	21,188	—	—	21,188
Total	$30,830	$(3,749)	$27,081	$—	$—	$27,081

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(19,949)	$1,101	$(18,848)	$—	$25,412	$6,564
Commercial counterparties	(9,932)	187	(9,745)	—	—	(9,745)
Total	$(29,881)	$1,288	$(28,593)	$—	$25,412	$(3,181)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. LEASES

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company utilized the implicit lease rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used to discount operating lease liabilities and finance lease liabilities at June 30, 2019 was 3.36% and 5.00%, respectively.

The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term. At June 30, 2019 lease expiration dates ranged from 1 month to 21 years. The weighted average remaining lease term for operating and finance leases at June 30, 2019 was 10.6 years and 15.5 years, respectively.

The following table represents the Consolidated Balance Sheets classification of the Company’s ROU assets and lease liabilities:

(In thousands)		June 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$80,591
Finance lease right-of-use assets	Premises and equipment, net	7,981
Total Lease Right-of-Use Assets		$88,572

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$85,045
Finance lease liabilities	Other liabilities	11,123
Total Lease Liabilities		$96,168
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

Lease expense for operating leases for the three and six months ended June 30, 2019 was $3.6 million and $7.0 million, respectively. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,657	$7,155
Operating cash flows from finance leases	159	318
Financing cash flows from finance leases	98	196

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	8,052	87,641
Finance leases	—	—
(1) Includes cash flows related to discontinued operations.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2019:

(In thousands)	Operating Leases	Finance Leases
2019	$7,130	$508
2020	13,403	1,031
2021	12,157	1,031
2022	10,981	1,031
2023	9,048	1,037
Thereafter	48,570	11,296
Total undiscounted lease payments (1)	101,289	15,934
Less amounts representing interest (1)	(16,244)	(4,811)
Lease liability (1)	$85,045	$11,123

(1) Includes discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2019	Regulatory Minimum to be Well Capitalized	December 31, 2018	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	12.9%	N/A	13.0%	N/A
Common equity tier 1 capital to risk weighted assets	11.4	N/A	11.4	N/A
Tier 1 capital to risk weighted assets	11.6	N/A	11.6	N/A
Tier 1 capital to average assets	9.7	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.1%	8.0%	12.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.5	4.5	11.6	4.5
Tier 1 capital to risk weighted assets	11.5	6.0	11.6	6.0
Tier 1 capital to average assets	9.7	4.0	9.0	4.0

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

At June 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2019 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Other accumulated comprehensive income, before tax:
Net unrealized holding gain/(loss) on AFS securities	$18,056	$(15,267)
Net unrealized holding (loss) on pension plans	(2,753)	(2,753)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense)/benefit on AFS securities	(4,738)	3,814
Net unrealized tax benefit on pension plans	736	736
Accumulated other comprehensive income/(loss)	$11,301	$(13,470)

The following table presents the components of other comprehensive income for the three months ended June 30, 2019 and 2018:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2019
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$19,106	$(4,900)	$14,206
Less: reclassification adjustment for (losses) realized in net income	(2)	1	(1)
Net unrealized holding gain on AFS securities	19,108	(4,901)	14,207
Other comprehensive income	$19,108	$(4,901)	$14,207

Three Months Ended June 30, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(7,839)	$2,001	$(5,838)
Less: reclassification adjustment for losses realized in net income	1	—	1
Net unrealized holding (loss) on AFS securities	(7,840)	2,001	(5,839)
Other comprehensive (loss)	$(7,840)	$2,001	$(5,839)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2019
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$33,327	$(8,553)	$24,774
Less: reclassification adjustment for gains realized in net income	4	(1)	3
Net unrealized holding gain on AFS securities	33,323	(8,552)	24,771
Other comprehensive income	$33,323	$(8,552)	$24,771

Six Months Ended June 30, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(27,001)	$6,932	$(20,069)
Less: reclassification adjustment for losses realized in net income	1	—	1
Net unrealized holding (loss) on AFS securities	(27,002)	6,932	(20,070)
Other comprehensive (loss)	$(27,002)	$6,932	$(20,070)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-01	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	(35,381)	9,954	(25,427)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss) income, for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2019
Balance at Beginning of Period	$(889)	$(2,017)	$(2,906)
Other comprehensive income before reclassifications	14,206	—	14,206
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)
Total other comprehensive income	14,207	—	14,207
Balance at End of Period	$13,318	$(2,017)	$11,301

Three Months Ended June 30, 2018
Balance at Beginning of Period	$(13,182)	$(2,245)	$(15,427)
Other comprehensive (loss) before reclassifications	(5,838)	—	(5,838)
Less: amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Total other comprehensive (loss)	(5,839)	—	(5,839)
Balance at End of Period	$(19,021)	$(2,245)	$(21,266)

Six Months Ended June 30, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income before reclassifications	24,774	—	24,774
Less: amounts reclassified from accumulated other comprehensive income	3	—	3
Total other comprehensive (loss)	24,771	—	24,771
Balance at End of Period	$13,318	$(2,017)	$11,301

Six Months Ended June 30, 2018
Balance at Beginning of Period	$6,008	$(1,847)	$4,161
Other comprehensive gain (loss) before reclassifications	(20,069)	—	(20,069)
Less: amounts reclassified from accumulated other comprehensive income	1	—	1
Total other comprehensive (loss) income	(20,070)	—	(20,070)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	4,959	398	5,357
Balance at End of Period	$(19,021)	$(2,245)	$(21,266)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2019	2018	is Presented
Realized gains on AFS securities:
	$(2)	$1	Non-interest income
	1	—	Tax expense
	(1)	1	Net of tax

Total reclassifications for the period	$(1)	$1	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2019	2018	is Presented
Realized gains on AFS securities:
	$4	$1	Non-interest income
	(1)	—	Tax expense
	3	1	Net of tax

Total reclassifications for the period	$3	$1	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Income from continuing operations	$23,954	$33,711	$48,226	$59,082
Income from discontinued operations	1,494	320	857	197
Net income	$25,448	$34,031	$49,083	$59,279

Average number of common shares issued	49,026	46,212	47,627	46,212
Less: average number of treasury shares	754	788	736	828
Less: average number of unvested stock award shares	354	435	384	428
Plus: average participating preferred shares	1,043	1,043	1,043	1,043
Average number of basic shares outstanding	48,961	46,032	47,550	45,999
Plus: dilutive effect of unvested stock award shares	107	152	120	176
Plus: dilutive effect of stock options outstanding	46	31	30	31
Average number of diluted shares outstanding	49,114	46,215	47,700	46,206

Basic earnings per common share:
Continuing operations	$0.49	$0.73	$1.01	$1.29
Discontinued operations	0.03	0.01	0.02	—
Total	$0.52	$0.74	$1.03	$1.29

Diluted earnings per common share:
Continuing operations	$0.49	$0.73	$1.01	$1.28
Discontinued operations	0.03	0.01	0.02	—
Total	$0.52	$0.74	$1.03	$1.28

For the six months ended June 30, 2019, 269 thousand shares of restricted stock and 46 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the six months ended June 30, 2018, 252 thousand shares of restricted stock and 33 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2019 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2018	371	$33.63	31	$10.82
Granted	131	27.91	—	—
Acquired	—	—	133	23.99
Stock options exercised	—	—	(1)	13.70
Stock awards vested	(127)	31.73	—	—
Forfeited	(51)	33.22	—	—
Expired	—	—	—	—
June 30, 2019	324	$32.76	163	$21.15
Exercisable options at June 30, 2019			163	$21.15

During the three and six months ended June 30, 2019, proceeds from stock option exercises totaled $15 thousand. During the three and six months ended June 30, 2018 proceeds from stock option exercises totaled $101 thousand. During the three and six months ended June 30, 2019, there were 62 thousand and 127 thousand shares issued in connection with vested stock awards, respectively. During the three and six months ended June 30, 2018, there were 63 thousand and 150 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.0 million and $1.4 million during the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense totaled $2.0 million and $2.8 million during the six months ended June 30, 2019 and 2018. Stock-based compensation expense is recognized over the requisite service period for all awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE MEASUREMENTS

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities that are carried at fair value, including assets classified as discontinued operations on the consolidated balance sheets. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,210	$11,210
Securities available for sale:
Municipal bonds and obligations	—	119,873	—	119,873
Agency collateralized mortgage obligations	—	888,962	—	888,962
Agency residential mortgage-backed securities	—	182,258	—	182,258
Agency commercial mortgage-backed securities	—	60,651	—	60,651
Corporate bonds	—	119,743	—	119,743
Trust preferred securities	—	8,550	—	8,550
Other bonds and obligations	—	30,041	—	30,041
Marketable equity securities	58,521	1,057	—	59,578
Loans held for sale (1)	—	191,548	—	191,548
Derivative assets (1)	—	76,764	9,005	85,769
Capitalized servicing rights (1)	—	—	11,206	11,206
Derivative liabilities (1)	1,144	79,731	—	80,875
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,212	$11,212
Securities available for sale:
Municipal bonds and obligations	—	111,207	—	111,207
Agency collateralized mortgage obligations	—	930,884	—	930,884
Agency residential mortgage-backed securities	—	170,321	—	170,321
Agency commercial mortgage-backed securities	—	58,925	—	58,925
Corporate bonds	—	111,490	—	111,490
Trust preferred securities	—	8,466	—	8,466
Other bonds and obligations	—	8,354	—	8,354
Marketable equity securities	56,074	564	—	56,638
Loans held for sale (1)	—	96,233	—	96,233
Derivative assets (1)	—	31,727	3,927	35,654
Capitalized servicing rights (1)	—	—	11,485	11,485
Derivative liabilities (1)	734	33,239	—	33,973

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended June 30, 2019.

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

			Aggregate Fair Value
June 30, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$8,666	$8,533	$133
Loans held for sale - discontinued operations	182,882	177,114	5,768
Total loans held for sale	$191,548	$185,647	$5,901

			Aggregate Fair Value
December 31, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$2,183	$2,140	$43
Loans held for sale - discontinued operations	94,050	90,879	3,171
Total loans held for sale	$96,233	$93,019	$3,214

The changes in fair value of loans held for sale for the three months ended June 30, 2019, were gains of $31 thousand from continuing operations and $1.4 million from discontinued operations. The changes in fair value of loans held for sale for the six months ended June 30, 2019, were gains of $91 thousand from continuing operations and $2.6 million from discontinued operations. There were no changes in fair value of loans held for sale from continuing operations for the three months ended June 30, 2018. The changes in fair value of loans held for sale from discontinued operations for the three months ended June 30, 2018 were gains of $1.3 million. The changes in fair value of loans held for sale for the six months ended June 30, 2018, were losses of $20 thousand from continuing operations and $1.1 million from discontinued operations. During the three months ended June 30, 2019, originations of loans held for sale from continuing operations totaled $17.4 million and sales of loans originated for sale from continuing operations totaled $14.5 million. During the three months ended June 30, 2018, originations of loans held for sale from continuing operations totaled $12.9 million and sales of loans originated for sale from continuing operations totaled $12.3 million.

Interest Rate Swaps. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Commitments to Lend. The Company enters into commitments to lend for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close, and by the non-refundable costs of originating the loan. The closing ratio is derived from the Bank’s internal data and is adjusted using significant management judgment. The costs to originate are primarily based on the Company’s internal commission rates that are not observable. As such, these commitments are classified as Level 3 measurements. Commitments to lend are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the commitments to lend and loans originated for sale. To Be Announced (“TBA”) mortgage-backed securities forward commitment sales are used as the hedging instrument, are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of the Company’s best efforts and mandatory delivery loan sale commitments are determined similarly to the commitments to lend using quoted prices in the market place that are observable. However, costs to originate and closing ratios included in the calculation are internally generated and are based on management’s judgment and prior experience, which are considered factors that are not observable. As such, best efforts and mandatory forward commitments are classified as Level 3 measurements. Forward sale commitments are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

Capitalized Servicing Rights. The Company accounts for certain capitalized servicing rights at fair value in its Consolidated Financial Statements, as the Company is permitted to elect the fair value option for each specific instrument. A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans exceed adequate compensation for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. Capitalized servicing rights held at fair value are included in discontinued operations on the consolidated balance sheet. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended June 30, 2019
March 31, 2019	$11,164	$6,318	$—	$11,351
Unrealized gain/(loss), net recognized in other non-interest income	219	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	17,117	—	(1,972)
Paydown of trading security	(173)	—	—	—
Transfers to held for sale loans	—	(14,430)	—	—
Additions to servicing rights	—	—	—	1,827
June 30, 2019	$11,210	$9,005	$—	$11,206

Six Months Ended June 30, 2019
December 31, 2018	$11,212	$3,927	$—	$11,485
Unrealized gain, net recognized in other non-interest income	345	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	28,338	—	(3,114)
Paydown of trading security	(347)	—	—	—
Transfers to held for sale loans	—	(23,260)	—	—
Additions to servicing rights	—	—	—	2,835
June 30, 2019	$11,210	$9,005	$—	$11,206

Unrealized gains relating to instruments still held at June 30, 2019	$1,466	$9,005	$—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended June 30, 2018
March 31, 2018	$11,795	$6,531	$—	$5,705
Unrealized gain/(loss), net recognized in other non-interest income	(148)	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	12,787	—	339
Paydown of trading security	(164)	—	—	—
Transfers to held for sale loans	—	(12,033)	—	—
Additions to servicing rights	—	—	—	1,795
June 30, 2018	$11,483	$7,285	$—	$7,839

Six Months Ended June 30, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized gain, net recognized in other non-interest income	(465)	—	(19)	—
Unrealized gain/(loss), net recognized in discontinued operations	—	25,000	—	804
Paydown of trading security	(329)	—	—	—
Transfers to held for sale loans	—	(22,974)	—
Additions to servicing rights	—	—	—	3,201
June 30, 2018	$11,483	$7,285	$—	$7,839

Unrealized gains relating to instruments still held at June 30, 2018	$1,056	$7,285	$—	—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,210	Discounted Cash Flow	Discount Rate	2.28%

Commitments to lend (1)	9,005	Historical Trend	Closing Ratio	72.48%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	11,206	Discounted cash flow	Constant Prepayment Rate (CPR)	12.74%
			Discount Rate	9.99%
Total	$31,421
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,212	Discounted Cash Flow	Discount Rate	3.07%

Commitments to lend (1)	3,927	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized servicing rights (1)	11,485	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.30%
			Discount Rate	10.00%
Total	$26,624

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

	June 30, 2019	December 31, 2018	Fair Value Measurement Date as of June 30, 2019
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$4,614	$4,892	June 2019
Capitalized servicing rights	14,221	11,891	June 2019
Other real estate owned	154	—	June 2019
Total	$18,989	$16,783

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$4,614	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	25.66% to 0.11% (3.44%)
			Appraised Value	$0.3 to $731 ($316.8)
Capitalized servicing rights	14,221	Discounted Cash Flow	Constant Prepayment Rate (CPR)	8.40% to 12.73% (11.50%)
			Discount Rate	10.00% to 12.73% (11.30%)
Other Real Estate Owned	154	Fair Value of Collateral	Appraised Value	$49 to $105 ($87)
Total	$18,989

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2019 and December 31, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Estimated Fair Values of Financial Instruments
The following tables summarize the estimated fair values (represents exit price), and related carrying amounts, of the Company’s financial instruments. Certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Certain assets and liabilities in the following disclosures include balances classified as discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

	June 30, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$229,306	$229,306	$229,306	$—	$—
Trading security	11,210	11,210	—	—	11,210
Marketable equity securities	59,578	59,578	58,521	1,057	—
Securities available for sale	1,410,078	1,410,078	—	1,410,078	—
Securities held to maturity	364,463	377,056	—	359,084	17,972
FHLB bank stock and restricted securities	59,356	N/A	N/A	N/A	N/A
Net loans	9,879,672	10,151,656	—	—	10,151,656
Loans held for sale (1)	367,692	370,114	—	191,548	178,566
Accrued interest receivable	41,864	41,864	—	41,864	—
Cash surrender value of bank-owned life insurance policies	227,458	227,458	—	227,458	—
Derivative assets (1)	85,769	85,769	—	76,764	9,005
Financial Liabilities
Total deposits	$10,565,956	$10,576,006	$—	$10,576,006	$—
Short-term debt	608,928	608,946	—	608,946	—
Long-term Federal Home Loan Bank advances	295,886	297,184	—	297,184	—
Subordinated borrowings	96,927	100,924	—	100,924	—
Derivative liabilities (1)	80,875	80,875	1,144	79,731	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$183,189	$183,189	$183,189	$—	$—
Trading security	11,212	11,212	—	—	11,212
Marketable equity securities	56,638	56,638	56,074	564	—
Securities available for sale and other	1,399,647	1,399,647	—	1,399,647	—
Securities held to maturity	373,763	371,224	—	353,182	18,042
FHLB bank stock and restricted securities	77,344	N/A	N/A	N/A	N/A
Net loans	8,981,784	9,026,442	—	—	9,026,442
Loans held for sale (1)	96,233	96,233	—	96,233	—
Accrued interest receivable	36,879	36,879	—	36,879	—
Derivative assets (1)	35,654	35,654	—	31,727	3,927
Financial Liabilities
Total deposits	$8,982,381	$8,970,321	$—	$8,970,321	$—
Short-term debt	1,118,832	1,118,820	—	1,118,820	—
Long-term Federal Home Loan Bank advances	309,466	308,336	—	308,336	—
Subordinated borrowings	89,518	97,376	—	97,376	—
Derivative liabilities (1)	33,973	33,973	734	33,239	—

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net interest income from continuing operations	$91,595	$90,292	$177,054	$175,049
Provision for loan losses	3,467	6,532	7,468	12,107
Net interest income from continuing operations after provision for loan losses	$88,128	$83,760	$169,586	$162,942

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

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PER SHARE DATA (1)
Net earnings per common share, diluted	$0.52	$0.74	$1.03	$1.28
Adjusted earnings per common share, diluted (1)	0.65	0.73	1.25	1.38
Total book value per common share	34.07	32.49	34.07	32.49
Tangible book value per common share (2)	22.25	20.28	22.25	20.28
Dividend per common share	0.23	0.22	0.46	0.44
Dividend per preferred share	0.46	0.44	0.92	0.88
Common stock price:
High	31.60	44.10	31.81	44.10
Low	27.35	37.05	26.02	35.80
Close	31.39	40.60	31.39	40.60
PERFORMANCE RATIOS (3)
Return on assets	0.79%	1.17%	0.78%	1.03%
Adjusted return on assets (1)	1.01	1.18	0.97	1.11
Return on equity	6.07	8.88	6.02	7.79
Adjusted return on equity (1)	7.67	8.81	7.34	8.41
Adjusted return on tangible common equity (1)	12.21	14.82	11.84	14.13
Net interest margin, fully taxable equivalent (FTE) (4) (6)	3.19	3.50	3.18	3.43
Fee income/Net interest and fee income	16.20	17.21	16.86	24.87
Efficiency ratio (2)	56.41	52.42	57.93	57.91
GROWTH RATIOS
Total commercial loans, (organic, annualized)	(17)%	9%	(10)%	5%
Total loans, (organic, annualized)	(14)	16	(9)	10
Total deposits, (organic, annualized)	3	7	6	2
Total net revenues, (compared to prior year period)	1	18	1	21
Earnings per share, (compared to prior year period)	(30)	40	(20)	33
Adjusted earnings per share (compared to prior-year period)(2)	(11)	28	(9)	24
FINANCIAL DATA: (In millions)
Total assets	$13,654	$11,902	$13,654	$11,902
Total earning assets	12,343	10,827	12,343	10,827
Total securities	1,905	1,920	1,905	1,920
Total borrowings	1,002	1,364	1,002	1,364
Total loans	9,942	8,710	9,942	8,710
Allowance for loan losses	62	56	62	56
Total intangible assets	603	555	603	555
Total deposits	10,566	8,839	10,566	8,839
Total stockholders’ equity	1,780	1,516	1,780	1,516
Net Income	25.4	34.0	49.1	59.3
Adjusted income (2)	32.1	33.8	59.8	63.8
Purchased accounting accretion	3.2	7.3	4.5	11.2

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.14%	0.21%	0.15%	0.19%
Total non-performing assets/total assets	0.27	0.20	0.27	0.20
Allowance for loan losses/total loans	0.63	0.64	0.63	0.64
Loans/deposits	94	99	94	99
Shareholders' equity to total assets	13.03	12.74	13.03	12.74
Tangible shareholders' equity to tangible assets (2)	9.01	8.47	9.01	8.47

FOR THE PERIOD: (In thousands)
Net interest income	$92,351	$91,121	$178,270	$176,591
Non-interest income	30,758	30,030	61,293	59,550
Net revenue	123,109	121,151	239,563	236,141
Provision for loan losses	3,467	6,532	7,468	12,107
Non-interest expense	88,488	72,337	170,606	149,206
Net income	25,448	34,031	49,083	59,279
Adjusted Income (1)	32,119	33,755	59,849	63,759
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

(6)
The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended June 30, 2019 and 2018 was 0.11% and 0.27%, respectively. The increase for the six months ended June 30, 2019 and 2018 was 0.08% and 0.20%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,716	5.01%	$3,316	5.08%	$3,548	4.96%	$3,283	4.92%
Commercial and industrial loans	2,056	5.79	1,774	5.73	2,022	5.81	1,806	5.46
Residential mortgages	2,711	3.74	2,269	3.72	2,634	3.74	2,204	3.64
Consumer loans	1,065	4.52	1,113	4.13	1,072	4.49	1,114	4.07
Total loans (1)	9,548	4.76	8,472	4.73	9,276	4.75	8,407	4.59
Investment securities (2)	1,893	3.38	1,931	3.45	1,895	3.42	1,932	3.37
Short term investments & loans held for sale (3)	117	3.37	36	3.86	92	3.48	41	3.64
Total interest-earning assets	11,558	4.51	10,439	4.48	11,263	4.50	10,380	4.34
Intangible assets	556	X	555		553	X	556
Other non-interest earning assets	595		487		576	X	496
Assets from discontinued operations	192		130		154	X	120
Total assets	$12,901		$11,611		$12,546		$11,552

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,053	0.66%	$819	0.44%	$1,008	0.66%	$766	0.36%
Money market	2,474	1.27	2,525	0.88	2,427	1.25	2,522	0.80
Savings	781	0.15	750	0.14	759	0.16	747	0.14
Time	3,593	2.06	2,879	1.54	3,512	2.07	2,896	1.47
Total interest-bearing deposits	7,901	1.44	6,973	1.02	7,706	1.44	6,931	0.96
Borrowings and notes (4)	1,416	2.92	1,383	2.29	1,384	2.88	1,341	2.16
Total interest-bearing liabilities	9,317	1.66	8,356	1.23	9,090	1.66	8,272	1.15
Non-interest-bearing demand deposits	1,674		1,619		1,618		1,638
Other non-interest earning liabilities	215		90		192		109
Liabilities from discontinued operations	18		13		16		12
Total liabilities	11,224		10,078		10,916		10,031

Total preferred shareholders' equity	41		41		41		41
Total common shareholders' equity	1,636		1,492		1,589		1,480
Total shareholders’ equity (2)	1,677		1,533		1,630		1,521
Total liabilities and stockholders’ equity	$12,901		$11,611		$12,546		$11,552

	Three Months Ended June 30,				Six months Ended June 30,
	2019		2018		2019		2018
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.85%		3.25%		2.84%		3.19%
Net interest margin (5)		3.19		3.50		3.18		3.43
Cost of funds		1.41		1.03		1.41		0.96
Cost of deposits		1.18		0.83		1.19		0.78

Supplementary data
Total deposits (In millions)	$9,575		$8,592		$9,312		$8,597
Fully taxable equivalent income adj. (In thousands) (6)	1,882		2,033		3,691		3,853
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased accounting accretion totaled $3.2 and $7.3 million for the three months ended June 30, 2019 and 2018, respectively. Purchased accounting accretion totaled $4.5 and $11.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations and assets, merger costs, restructuring costs, legal settlements, systems conversion costs, and discontinued operations. Securities gains/losses include unrealized gains/losses on equity securities. Non-GAAP adjustments are presented net of an adjustment for income tax expense.

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
GAAP Net income		$25,448	$34,031	$49,083	$59,279
Adj: (Gains)/losses on securities, net (1)		(17)	(718)	(2,568)	784
Adj: Net (gains) on sale of business operations and assets		—	21	—	(460)
Adj: Merger and acquisition expense		9,711	847	11,320	5,940
Adj: Restructuring and other expense		1,444	—	6,850	—
Adj: Income from discontinued operations before income taxes		(2,082)	(426)	(1,228)	(264)
Adj: Income taxes		(2,385)	—	(3,608)	(1,520)
Total adjusted income (non-GAAP) (2)	(A)	$32,119	$33,755	$59,849	$63,759

GAAP Total revenue		$109,107	$109,915	$216,288	$213,564
Adj: (Gains)/losses on securities, net (1)		(17)	(718)	(2,568)	784
Adj: Net (gains) on sale of business operations and assets		—	21	—	(460)
Total operating revenue (non-GAAP) (2)	(B)	$109,090	$109,218	$213,720	$213,888

GAAP Total non-interest expense		$76,568	$61,527	$148,559	$126,893
Less: Total non-operating expense (see above)		(11,155)	(847)	(18,170)	(5,940)
Operating non-interest expense (non-GAAP) (2)	(C)	$65,413	$60,680	$130,389	$120,953

(In millions, except per share data)
Total average assets	(D)	$12,901	$11,611	$12,546	$11,567
Total average shareholders’ equity	(E)	1,676	1,533	1,630	1,521
Total average tangible shareholders’ equity (2)	(F)	1,121	979	1,077	965
Total average tangible common shareholders' equity (2)	(G)	1,080	938	1,036	925
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,176	961	1,176	961
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,136	921	1,136	921
Total tangible assets, period-end (2)(3)	(J)	13,051	11,347	13,051	11,347
Total common shares outstanding, period-end (thousands)	(K)	51,045	45,420	51,045	45,420
Average diluted shares outstanding (thousands)	(L)	49,114	46,215	47,700	46,206

Earnings per common share, diluted		$0.52	$0.74	$1.03	$1.28
Adjusted earnings per common share, diluted (2)	(A/L)	0.65	0.73	1.25	1.38
Book value per common share, period-end		34.05	32.49	34.05	32.49
Tangible book value per common share, period-end (2)	(I/K)	22.25	20.28	22.25	20.28
Total shareholders' equity/total assets		13.03	12.74	13.03	12.74
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	9.01	8.47	9.01	8.47

Performance ratios (4)
GAAP return on assets		0.79%	1.17%	0.78%	1.03%
Adjusted return on assets (2)	(A/D)	1.01	1.18	0.97	1.12
GAAP return on equity		6.07	8.88	6.02	7.79
Adjusted return on equity (2)	(A/E)	7.67	8.81	7.34	8.38
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	12.21	14.68	11.84	14.13
Efficiency ratio (2)	(C-O)/(B+M+P)	56.41	52.42	57.93	53.72
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$2,381	$2,119	$3,065	$2,715
Non-interest income charge on tax-credit investments (7)	(N)	(1,938)	(1,594)	(2,517)	(2,100)
Net income on tax-credit investments	(M+N)	443	525	548	615

Intangible amortization	(O)	1,475	1,246	2,675	2,514
Fully taxable equivalent income adjustment	(P)	1,882	2,033	3,691	3,853
__________________________________________________________________________________________

(1)
Net securities losses/(gains) for the periods ending June 30, 2019 and 2018 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

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

SUMMARY
Berkshire’s GAAP net income and earnings per share decreased in the second quarter and for the first six months of 2019, compared to the same periods of 2018. This decrease was primarily due to merger and restructuring charges recorded in 2019. The non-GAAP measure of adjusted income and adjusted earnings per share excludes merger and restructuring impacts. Adjusted earnings and earnings per share also decreased year-over-year due primarily to lower benefit from purchase accounting accretion. Second quarter GAAP earnings per share totaled $0.52 in 2019 and $0.74 in 2018, while adjusted earnings per share totaled $0.65 in 2019 and $0.73 in 2018. Second quarter purchase accounting accretion benefit declined to $0.05 per share in 2019 compared to $0.11 in 2018 due primarily to the seasoning of the acquired loan portfolio. Profitability has also declined due to margin pressure stemming from higher funding costs reflecting market interest rate increases throughout most of 2018 and 2019. Profitability has benefited year-over-year from reductions in the provision for loan losses, and from efficiencies from prior merger and restructuring activities.

The Company has completed a strategic review and is pursuing strategies to offset net revenue compression, with a goal to transition to future growth in earnings per share and profitability. Berkshire also plans to benefit from the completion of its acquisition of SI Financial Group, Inc. (“SIFI”), which was completed on May 17, 2019. Berkshire’s second quarter 2019 GAAP earnings per share increased by $0.01, or 2%, compared to the prior quarter, while adjusted earnings per share increased by $0.05, or 8%, including $0.03 in additional accretion benefit and $0.01 in benefit from a lower loan loss provision.

The Company’s strategic initiatives are focused on reducing targeted assets, activities, and expenses which have less contribution to its customer relationships and profitability goals. In the first quarter of 2019, the Company decided to pursue the sale of its FCLS national mortgage banking operations, which are reported as discontinued operations in the financial statements. During that quarter, the Company ceased the origination of indirect auto loans. During the second quarter, the Company designated its $176 million commercial aircraft loan portfolio as held for sale. Excluding the impact of the SIFI acquisition, the Company reduced its investment portfolio by 8% and its loan portfolio by 2% during the second quarter. Operating expenses related to normalized operations were also reduced during the quarter before the impact of the acquired SIFI operations. During the second quarter, the Company initiated the repurchase of common shares under the 2.4 million share authorization approved in the prior quarter. Following regulatory approval in June, Berkshire repurchased 110,000 shares at an average price of $30.24 in the second quarter, and share repurchases have been ongoing since midyear. Common shareholder dividends for the first half of the year totaled $0.46 per share, increasing by 5% over $0.44 in the first half of 2018.

Second quarter financial highlights were as follows: (income statement metrics are compared to the prior quarter):

•	2% increase in GAAP EPS; 8% increase in adjusted EPS

•	2% increase in net revenue from continuing operations

•	3.19% net interest margin

•	56.4% efficiency ratio, improved from 59.5% (a non-GAAP financial measure)

•	0.14% net loan charge-offs/average loans

•	0.27% non-performing assets/assets

The Company added three new Board members in June: Baye Adofo-Wilson, Rheo Brouillard, and William Hughes. They represent newer markets, enhance the Company’s diversity, and add new expertise in technology and community development finance. Community organizer Malia Lazu, was appointed as EVP/Chief Experience and Culture Officer, and SVP Jacqueline Courtwright was promoted to Chief Human Resources Officer. In May, the Bank announced its Be FIRST values program, including initiatives for new community storefronts based around its MyBanker program, development of a new community deposit and loan product offering, and enhanced diversity and inclusion programs for employee recruitment and development. In June, over 90% of Berkshire’s employees joined together in its fourth annual Xtraordinary Day of Service, donating more than 6,000 hours of service at 37 projects throughout Berkshire’s footprint. Berkshire Bank was recently named as the winner of the 2019 North American Employee Engagement Award for Social Responsibility.

Interest rates were generally rising in 2018 and the first part of 2019, and the yield curve continued to flatten. This represented the first sustained upward rate environment in about a decade. The Company’s financial instruments generally responded in a manner consistent with its modeling. The net interest margin was pressured by the flattening yield curve, and mortgage demand softened. Interest rates unexpectedly declined near mid-year 2019 due to growing concerns about future economic conditions. In July, the Fed announced the first decrease in its target Fed Funds rate in about a decade.

ACQUISITION OF SI FINANCIAL GROUP, INC.
On May 17, 2019, Berkshire completed the acquisition of SI Financial Group, Inc. (“SIFI”), which added the Savings Institute operations consisting of 23 branches and $1.7 billion in total assets in eastern Connecticut and Rhode Island. This was completed on time and on plan. The systems conversion remains targeted for early in the fourth quarter of 2019.

At the acquisition date, SIFI had assets with a gross fair value totaling $1.67 billion and a net fair value of $140 million net of liabilities. Berkshire recorded $177 million in total merger consideration, consisting primarily of the issuance of 5.69 million Berkshire common shares. Goodwill was recorded in the amount of $36 million, and the core deposit intangibles were recorded at $18 million. Most Berkshire consolidated balance sheet and income statement categories increased as a result of the merger.

Berkshire targets to achieve cost savings related efficiencies totaling approximately $12 million, or 30% of SIFI annualized non-interest expense. The Company continues to expect that it will remain within its target of approximately $29 million in total pre-tax transaction costs, or $23 million after-tax. Including all purchase accounting and targeted transaction costs the Company estimates that the transaction will be approximately $0.45 dilutive to tangible book value per share. Projected dilution per share is less than originally anticipated primarily due to lower loan discount reflecting lower market interest rates at merger date.

Note 2 - Acquisitions in the Consolidated Financial Statements illustrates the pro forma impact on operations of the combination of Berkshire and SIFI, assuming that the merger was competed on January 1, 2018 and excluding merger costs and planned efficiencies, and based on other assumptions set forth in the statements. This pro forma also excludes the impact of the Durbin Amendment on SIFI revenue and any impacts on the loan loss provision for SIFI loans. Based on the pro forma information, the Company's EPS would have been accreted by approximately $0.03 in the first half of 2018 and by $0.16 in the first half of 2019 based on the pro forma assumptions. The 2019 impact is mainly due to the reversal of merger charges based on required assumptions, which were $0.18 per share, or $13.0 million in total for both Berkshire and SIFI. The total cost savings targeted by the Company equate to approximately $0.17 per share after tax annualized, and are targeted to produce overall positive EPS accretion of the merger when integration is complete.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018
Summary: Total assets increased by $1.4 billion, or 12%, to $13.7 billion in the first half of 2019, including the $1.7 billion in assets acquired through the SIFI merger. Excluding the SIFI assets, investment securities and loans decreased organically due to runoff and sales. This reflects the Company’s strategic review and emphasis on adjusting the level and mix of assets to improve capital returns and its customer relationships focus, and to integrate the acquired SIFI portfolio. Deposits grew organically, and excess funds were used to reduce higher cost borrowings. Liquidity, capital, and asset performance metrics were generally stable or improving during the first half of the year. SIFI added a stable, lower cost deposit base and extended the Company’s market area in southeastern New England. The acquisition was 100% funded with equity consideration, and tangible book value dilution from the merger was mostly limited to the impact of merger costs on GAAP earnings. Book value per common share increased by 2% to $34.07, and the non-GAAP measure of tangible book value per common share increased by 5% to $22.25.

Securities: Investment securities decreased by $14 million, or 1%, to $1.90 billion in the first half of 2019. The SIFI merger added $143 million in securities, which was offset by run-off and securities sales that reduced the portfolio by $157 million. The Company’s strategic review included plans to gradually reduce the investment portfolio and to use these funds to reduce higher cost wholesale funds sources and to repurchase the Company’s common stock. Agency mortgage-backed securities and obligations decreased in the first half of the year, and corporate and other bonds increased, but there were no major changes in the overall portfolio mix. The average life of the bond portfolio was 4.7 years at midyear, compared to 5.8 years at the start of the year, reflecting higher prepayment speeds related to lower interest rates at period-end. The fair value of investment securities was a 1.6% premium to book value at period-end, compared to a 1.2% discount at the start of the period due to higher bond prices resulting from lower long-term rates. At period-end, all debt securities which were rated by public rating agencies had an investment grade rating. A total of $94 million in debt securities was not rated by rating agencies. All of these securities were either prefunded with U.S./Agency collateral or rated “pass” or higher in the Company’s internal ratings system except for $12 million in unrated performing local municipal obligations and one substandard $8 million economic development bond which was performing in accordance with its terms.

Loans: Total loans increased by $0.9 billion, or 10%, to $9.9 billion in the first half of the year, including $1.3 billion in acquired SIFI loans, which primarily consisted of commercial loans and residential mortgages. Excluding acquired SIFI loans, all major loan categories decreased in the first half of the year, reflecting the Company’s decision to exit certain assets with lower profitability and lower relationship potential. The Company’s lending teams remain active serving qualifying credit demand in its markets, and the Company is expanding its SBA lending operations. The Company is continuing to offer residential mortgages in its footprint through its Berkshire Home Lending operations, together with targeted correspondent bank wholesale activity. The Company’s general long term target is to manage loan portfolio growth within the rate of its deposit growth.

During the first quarter, the Company exited the business of originating indirect auto loans, and in the second quarter, the Company classified its $176 million portfolio of Commercial aircraft loans as held for sale. Berkshire’s commercial lending portfolio is managed within granular hold limits across industries and loan types, and the Company’s commercial underwriting in 2019 reflects modest changes tightening eligibility for certain real estate exposures. Berkshire’s total non-owner occupied commercial real estate exposure measured 247% of bank regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 31% of bank regulatory capital, compared to the 100% regulatory monitoring guideline. The loan yield decreased to 4.76% in the most recent quarter from 4.94% in the fourth quarter of 2018 and increased from 4.73% in the second quarter of 2018. The contribution from purchased loan accretion for these respective periods was 0.09%, 0.37%, and 0.25%. At midyear, loans repricing within one year were 41% of total loans, loans repricing in 1-5 years were 24% of total loans, and loans repricing over five years were 35% of total loans. At the start of the year, these metrics were 43%, 22%, and 35% respectively.

The Company views SIFI’s loan origination and management practices as generally conforming with the Company’s practices and industry norms and the acquired loans are not viewed as significantly changing the Company’s overall credit risk profile. The fair values of acquired SIFI loans were recorded as follows: commercial real estate - $624 million; commercial and industrial - $244 million; residential mortgages - $375 million; and consumer loans - $60 million. The SIFI loans were recorded at a $42 million (or 3.1%) discount to gross carrying value, including a $31 million credit discount and an $11 million interest rate discount.

Asset Quality: Loan performance metrics were generally favorable and improving in the first half of 2019. This included the benefit of the acquired SIFI assets, which were recorded at fair value and all of which were recorded as accruing on the acquisition date in accordance with applicable accounting principles. Annualized net loan charge-offs measured 0.15% of average loans in the first half. Non-performing assets were 0.27% of total assets at midyear, compared to 0.28% at the start of the year. At midyear, all nonaccruing loans had balances under $1 million except for three loans totaling $19 million. Accruing delinquent loans were 0.48% of total loans at midyear, compared to 0.49% at the start of the year.

At period-end, the total contractual balance of purchased credit impaired loans was $170 million, with a $74 million carrying value, or 44% of the contractual balance. These balances increased from $124 million and $47 million respectively during the first half of the year due to the SIFI acquisition. The contractual balance included Boston area taxi medallion loans acquired at a significant merger discount as part of the Commerce acquisition, and which had a net carrying value of approximately $26 million at midyear. The portfolio is evaluated as a pool and is recorded as accruing, and no significant charge-offs have been recorded on these loans. At midyear, 68% of this portfolio was delinquent in payments, compared to 52% at the start of the year; however, the Company continues to collect cash flows sufficient to support the carrying value of this pool.

The balance of the allowance for loan losses increased by 1% to $62 million in the first half of the year. The ratio of the allowance to total loans decreased to 0.63% from 0.68%. Under current accounting principles, no allowance was recorded for the acquired SIFI loans, which were recorded at fair value. As a result, some ratio metrics including acquired loans are not fully comparable across periods. The ratio of the allowance for business activities loans measured 0.76% of related balances at midyear, which was unchanged from the start of the year. At midyear, criticized loans totaled $267 million, or 2.0% of total assets, compared to $189 million, or 1.5%, at the start of the year. This was primarily due to a $53 million, or 202%, increase in special mention loans from business activities. This was due to several commercial relationships which are not viewed as indicative of any concentrations or systemic risk events. Substandard accruing loans from business activities are viewed as potential problem loans. The balance of these loans decreased to $59 million from $61 million at the start of the year.

The Company plans to adopt the Current Expected Credit Loss (“CECL”) accounting standard, ASU No. 2016-13, as of January 1, 2020. The adoption of CECL is expected to increase the allowance for credit losses with a resulting increase to loans for the non-accretable credit discount on existing purchased credit-impaired assets and a negative adjustment to retained earnings for the remaining credit losses for financial assets. The non-accretable credit discount on existing purchased credit-impaired assets was carried with a balance of $90 million at June 30, 2019. Purchased loan accounting accretion includes recoveries related to the resolution of purchased credit impaired loans and has historically contributed significantly to loan interest income in most periods.

Other Assets: The $185 million balance of loans held for sale at midyear included the $176 million in commercial aircraft loans designated as held for sale in the second quarter. Goodwill and other intangible assets included the $36 million and $18 million balances, respectively, recorded for the SIFI purchase. Assets from discontinued assets primarily reflect mortgage loans held for sale by the FCLS national mortgage banking operation. Other assets increased by $118 million including an $89 million increase from the lease right-of-use asset as described in Note 11, and the SIFI merger also contributed to growth in this category.

Deposits, Borrowings, and Other Liabilities Total deposits increased by $1.6 billion, or 18%, to $10.6 billion during the first half of 2019, including $1.3 billion in acquired SIFI deposits. The $249 million organic increase in deposits was primarily due to a $174 million increase in brokered deposits, which were substituted for higher cost borrowings. The remaining $75 million organic deposit increase represented 1% growth from the start of the year. Total payroll deposits were little changed, measuring $479 million at midyear, compared to $467 million at the start of the year. Due to the timing of payroll cycles, there was a shift of some payroll balances from transaction accounts at the start of the year to money market balances at midyear.

Excluding the acquired SIFI branches, the midyear year-over-year median increase in branch deposits was 1% and the median branch reported $48 million in deposits as of June 30, 2019. The Company consolidated six branch offices in 2019 and is targeting to support deposit retention based on its other strong delivery channels, including nearby branches, its MyBankerTM team of personalized service professionals, and its digital banking channels. The SIFI acquired deposits consisted of $258 million in demand deposits, $138 million in NOW deposits, $190 million in money market deposits, $164 million in savings deposits, and time deposits valued at $585 million.

The ratio of loans/deposits improved to 94% at midyear from 101% at the start of the year, reflecting progress under the Company’s deleveraging strategy. The cost of deposits increased from 1.07% in the fourth quarter of 2018 to 1.19% in the first quarter of 2019 and then declined to 1.18% in the most recent quarter. This included the benefit of the lower cost SIFI deposits, together with the mark-to-market of the SIFI time deposits on the acquisition date, reflecting lower market rates at that date.

Total borrowings decreased by $516 million, or 34%, to $1.0 billion during the first half of the year, including the impact of the $153 million increase resulting from the SIFI acquired borrowings. Excess funds from brokered deposits and asset reductions were used to decrease higher cost borrowings, in accordance with the Company’s strategic review. Despite these actions, the average cost of borrowings increased from 2.67% in the fourth quarter of 2018 to 2.92% in the most recent quarter, reflecting the upward pressure on borrowings costs throughout most of that period.

The Company measures the ratio of its wholesale funds to total assets as a measure of liquidity. This ratio improved, decreasing to 19% at midyear from 24% at the start of the year. Wholesale funds are defined as borrowings plus brokered deposits, and totaled $2.6 billion at midyear, compared to $2.9 billion at the start of the year. As discussed in Note 11 - Leases of the Consolidated Financial Statements, the Company adopted a new accounting standard, recorded an operating lease liability, and reported total lease liabilities of $96 million at midyear, which contributed to the $131 million increase in the category of other liabilities, with SIFI liabilities also contributing to this increase.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $4.2 billion from $3.3 billion during the first half of 2019. Mortgage banking related derivatives increased seasonally and also reflected higher market demand in the low interest rate environment at year-end. Derivatives related to commercial loan interest rate swaps increased by 15% as demand remained strong based on market interest rate expectations, despite the lower pace of loan growth. The estimated net fair value of derivative assets and liabilities increased to $5 million at midyear from $2 million at the start of the year due to the increased mortgage pipeline. The fair value of fixed rate swaps sold to commercial borrowers increased to approximately $75 million due to the drop in interest rates at midyear, and the offsetting national counterparty hedges were valued as a liability of approximately the same amount, much of which was collateralized with short term investments pursuant to standard swap agreement terms.

Shareholders’ Equity: Shareholders’ equity increased by 15% in the first half of 2019 primarily to the issuance of SIFI equity based merger consideration, which contributed 11% of the 15% increase. Retained earnings and unrealized securities gains also contributed to the increase. The ratio of equity to assets improved to 13.0% from 12.7%, and the non-GAAP ratio of tangible equity to tangible assets improved to 9.0% from 8.6%. The Company’s risk based capital ratio decreased slightly to 12.9% from 13.0%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
Summary: Revenue and expense in 2019 included the SIFI operations acquired on May 17, 2019. As a result, many categories of revenue and expense increased in 2019 over the same period of 2018. Most categories of interest income and expense also increased in 2019 due to the increase in market interest rates throughout 2018 and into the first part of 2019. Additionally, operations in 2019 included the benefit of restructuring actions in both years, and the benefit of the acquired Commerce Bank operations which were being fully integrated in the first half of 2018. Earnings per share reflected the shares issued as merger consideration for the SIFI acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted.

The comparison of operating results was previously discussed in the introductory summary of Management’s Discussion and Analysis. Year-over-year profitability has declined due to lower purchase accounting accretion and margin compression. The benefit from prior mergers and restructurings and from a lower loan loss provision has partially offset the above impacts. Operating profitability improved in the most recent quarter compared to the prior quarter including the benefit of strategic actions initiated in 2019.

The first half return on equity measured 6.0% in 2019, compared to 7.8% in 2018. The non-GAAP measure of adjusted return on tangible common equity measured 11.8% and 14.1% for these respective periods. The Company views this adjusted measure as demonstrating the level of its internal generation of capital to support operations and shareholder distributions. Based on the Company’s expectations of modest future growth, the Company views its internal capital generation as supporting organic growth and improvement in capital metrics, with additional excess capital generation anticipated to be available to support dividends and future common stock repurchases. The Company considers the alternative uses for internally generated capital, and under current operating and market conditions, the Company’s recent analysis has been that excess capital generation is best utilized by returning it to shareholders through dividends and stock repurchases. Future distributions will depend on future capital generation and future operating and market conditions.

The Company has a target to improve its return on assets over 1%. In the most recent quarter, the return on assets measured 0.79% on a GAAP basis, and was 1.01% based on adjusted earnings. The Company anticipates that merger and restructuring charges will affect results in the second half of 2019. No such charges have been identified for future periods and the Company’s general goal is to reduce the level of such charges although there is no guarantee regarding the amount or direction of such charges in future periods. The Company’s ROA target will substantially depend on its net interest margin, its loan loss provision, and its efficiency ratio. The net interest margin will depend on future market and competitive conditions. The provision for loan losses will depend on future credit conditions and on the impact of the change in loan loss accounting as described in Note 1 of the financial statements. The efficiency ratio is a non-GAAP financial measure based on the Company’s adjusted measures of operating revenue and operating expense. This ratio was 56.4% in the most recent quarter and the Company is targeting that it will remain in the 54-56% range in future periods.

Revenue: The year-over-year change in net revenue from continuing operations was a 1% decrease in the second quarter and a 1% increase in the first half of the year. Revenues from SIFI operations are included in the Company’s 2019 results beginning after the merger date on May 17, 2019. Annualized net revenue totaled $436 million in the most recent quarter, and is expected to increase further including a full period of SIFI revenues beginning in the third quarter of 2019. Based on the Company’s pro forma analysis assuming the merger was completed at the start of 2018, the SIFI revenues were estimated to increase first year total revenues by 16% on an annualized basis. Net interest income grew by 1% year-over- year in the second quarter. The benefit of volume growth was largely offset by margin compression from lower purchased accounting accretion, the ongoing pressure from a generally flat yield curve, and the higher cost of wholesale funding sources. Fee income decreased by 6% and 4% in the above respective periods. Deposit fees were negatively impacted by the Durbin Amendment which became effective in the third quarter of 2018 as a result of the Company’s crossing of the $10 billion asset threshold. Loan fees decreased due to lower interest rate swap fees and SBA loan fees in the most recent quarter, reflecting market conditions in that period. On a per share basis, second quarter annualized net revenue from continuing operations decreased by 7% to $8.89 in 2019 compared to $9.51 in 2018.

Net Interest Income: Net interest income benefited from growth in average earning assets, which increased year-over-year by 11% in the second quarter as a result of growth in 2018 and including the SIFI acquisition in May 2019. This benefit was mostly offset by the 31 basis points, or 9%, reduction in the net interest margin to 3.19% from 3.50% for these respective periods. The contribution from purchased accounting accretion decreased to 11 basis points from 27 basis points. Margin tightening also reflected a flattening of the yield curve as short term interest rates increased over the last twelve months. It was also impacted by the higher cost of borrowings, which increased by 63 basis for the above periods. Of note, some asset yields and funding costs increased over the last twelve months due to the increase in short term rates. In July 2019 the Fed reduced the target fed funds rate by 25 basis points, which is the first rate decrease in a decade. The Company estimates that the rates implied in the forward curve will continue to create margin pressure. Additionally, the Company expects that the benefit from purchase accounting accretion will decrease in 2020 due to lower loan accretion and lower accretion benefit from the market value adjustment for SIFI time deposits. With the adoption of CECL in 2020, recoveries of purchase credit impaired loans will be recorded to the loan loss allowance rather than to net interest income. These recoveries totaled $2.3 million and $7.3 million in the first half of 2019 and 2018, respectively.

Non-Interest Income: Total non-interest income decreased year-over-year by 11% in the second quarter and increased by 2% in the first half of the year. As previously mentioned, fee income (which constitutes most non-interest income) decreased both for the quarter and year-to-date. Second quarter loan swap fee income was reduced by a $700 thousand market value adjustment due to changes in market interest rate expectations. SBA fees declined due to timing factors. Berkshire’s SBA team has been building its business flow and is being expanded to gain additional business volume. The impact of the Durbin Amendment on deposit fees has resulted in a decrease in the ratio of annualized second quarter fees to average balances to 0.31% in 2019, compared to 0.35% in 2018. The impact of this Amendment became effective on July 1, 2018, and therefore will not be a factor in assessing year-over-year changes in future periods. Other major changes in non-interest income were primarily related to unrealized securities gains and losses and changes in the amortization of tax credit investments in periods where the related benefits are recognized as projects come into service. These items are included in the Reconciliation of Non-GAAP Measures presented earlier in this report.

Loan Loss Provision: The provision is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The provision for loan losses decreased year-over-year by 47% in the second quarter and by 38% for the first half of the year. This benefited earnings per share by $0.05 in the second quarter and by $0.08 in the first half of the year. The lower provision reflected both lower net loan charge-offs, along with the 3% organic reduction in total loans in the first half of the year resulting from the Company’s strategic review. As previously discussed, the Company is planning to adopt the new CECL accounting standard at the beginning of 2020, and certain directional expectations regarding the impact of this standard on the loan loss allowance were previously discussed. The Company has not yet made any directional or quantitative estimates regarding the impact of CECL on the loan loss provision. Of note, recoveries of purchase loan non-accretable discount on acquired credit impaired loans are being recorded to net interest income under current accounting standards, and these recoveries have been material to Company performance in many periods. Under CECL, such recoveries (if any) will be recorded to the loan loss allowance, and this may have the impact of reducing net loan charge-offs and the provision for loan losses in this regard, compared to current accounting principles.

Non-Interest Expense and Income Tax Expense: Total non-interest expense from continuing operations increased year-over-year by 24% in the second quarter and by 17% in the first half of the year. Charges related to merger and restructuring expense increased by 206% in the first half of the year, with most of the increase occurring in the most recent quarter due to the closing of the SIFI acquisition in that period. The category of merger, restructuring, and other expense totaled $18 million for the first half of 2019. This included $11 million in SIFI merger costs, including $6 million related to employee severance, $3 million in contract buyouts, and $2 million in professional fees and other costs. As previously noted, the Company believes it is on target to manage the SIFI merger costs within the $29 million pre-tax target established at the time of the merger announcement. Restructuring costs in this period totaled $7 million, including $3 million related to employee severance, $3 million related to lease buyouts and fixed asset retirements, and $1 million in professional fees and other costs.

The non-GAAP adjusted measure of operating non-interest expense excludes merger and restructuring costs, which are not viewed as part of normalized operations. This measure increased year-over-year by 8% for both the second quarter and first six months of the year, with the six month increase totaling $9 million. This six month increase was primarily due to a $4 million increase in professional services and a $4 million increase in the category of other expenses. Professional services included $2 million in legal and other costs in the most recent quarter related to an indemnification claim arising from a previously acquired bank as well as certain board governance activities. The increase in other expenses included $2 million in uninsured losses on customer accounts and $1 million in loan workout costs. Excluding these two expense categories, all other operating expenses increased by $2 million, or 2%, in the first half despite 8% growth in average earning assets. Based on its pro forma analysis, the Company estimates that the combination with the SIFI operations would increase non-interest expense by 16% on an annualized basis, before the benefit of merger related cost savings efficiencies. Results in 2019 included the benefit of restructuring actions and branch consolidations, as well as current operating efficiency initiatives.

Excluding SIFI and the FCLS operations, full time equivalent staff decreased to 1,391 at midyear, compared to 1,485 at the start of the year and 1,491 at midyear 2018. FCLS staff totaled 416 at midyear, compared to 432 at the start of the year. Staff in the acquired SIFI operations totaled 230 at midyear.

The effective income tax rate decreased year-over-year by 1% in both the second quarter and first half of the year, measuring 18% and 20% for these respective periods in 2019. The small reduction in the tax rate included the impact of lower GAAP earnings, leading to a higher proportional benefit from relatively unchanged tax advantaged income sources. First half net income on tax credit investments provided $0.01 benefit to EPS in both years. The marginal effective income tax rate remained 27% including the combined impact of federal and state income taxes on taxable income.

The FCLS national mortgage banking operations contributed $0.03 in non-core EPS during the second quarter and $0.02 for the first half of 2019, compared to $0.01 and no contribution for the same respective periods in 2018. In the most recent quarter, industry business volumes improved following the decrease in long term interest rates that developed during the quarter. Previous period activity was depressed due to lower industry demand in the environment of generally rising interest rates in 2018 and early 2019. The FLCS operations generated $13 million in non-interest income in the most recent quarter, which was an increase of 50% quarter-over-quarter and 27% year-over-year due to improved market conditions. The Company generated $719 million in held-for-sale residential mortgages in the most recent quarter, compared to $398 million in the prior quarter and to $626 million in the second quarter of 2018. Due to the decision to sell the FCLS operations, they are accounted for as discontinued in the financial statements, and most references to revenue and expense refer to continuing operations and exclude FCLS revenue and expense.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of gains/losses on debt securities, after tax. Market interest rates fell sharply near midyear in 2019, whereas rates were generally rising in the first half of 2018. Accordingly, Berkshire had significant first half unrealized securities gains in 2019 compared to unrealized losses in 2018. As a result, comprehensive income significantly exceeded net income in the second quarter and first half of 2019. Conversely, comprehensive income was significantly less than net income for these periods in 2018. This contributed to the gain in book value per share in 2019. Six month 2019 comprehensive income totaled $74 million, compared to $49 million in net income. For 2018, these respective results were $39 million and $59 million.

Liquidity and Cash Flows: Liquidity improved in the first half of 2019, as Berkshire proceeded with its deleveraging initiative. As previously discussed in the deposits section, the ratio of loans/deposits and the ratio of wholesale funds/assets both improved. Higher cost borrowings were paid down with funds from asset sales and runoff as well as from deposit generation. Some borrowings were replaced with brokered deposits which offered better terms.

At period-end, the Bank had $1.4 billion in borrowing availability with the FHLBB, compared to $1.1 billion at the start of the year. The Company’s unencumbered liquid assets totaled $1.0 billion, or 7.4% of assets at midyear, compared to 2.0% of assets at the start of the year. The Bank has improved its collateral management over the last year to provide additional eligible collateral support for FHLBB borrowings, and has also increased the amount of unpledged securities available to support general liquidity needs. At period-end, the holding company had cash and equivalents totaling $70 million. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. The Bank’s risk based capital ratio decreased slightly to 12.1% at midyear compared to 12.2% at the start of the year. The issuance of shares as SIFI merger consideration has minimized the dilutive impact of the merger. Stock repurchases initiated near period-end had no material effect on capital metrics at midyear. The Company plans that the Bank will provide additional dividends to the parent for future stock repurchases as bank assets are reduced under its strategic initiatives, with the additional bank dividends funded from the cash generated by asset reductions and internal capital generation. The Company plans that over the medium term, bank capital ratios will be modestly improved as a result of these balance sheet changes, including the impact of the increased dividends to the parent.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. Other than completing the contractual arrangement to acquire SIFI, there were no major changes in off-balance sheet arrangements and contractual obligations during the first half of 2019. As a result of the change in accounting principles for leased assets in 2019, a significant amount of lease arrangements which had been off-balance sheet are now recorded on the balance sheet as discussed in Note 11 - Leases in the consolidated financial statements.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $272 million, or 2.8% of the carrying value, compared to $45 million, or 0.5% of carrying value at year-end 2018 due primarily to the impact of falling long term rates on fixed rate loan values. The acquired SIFI loans were recorded at their fair value at acquisition date and therefore did not contribute significantly to the overall portfolio premium value at midyear. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs.

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

The notes to the consolidated financial statements describe the Company’s implementation plan for ASU No. 2016-13, which changes the accounting for credit losses on financial instruments. While early adoption is allowed, the Company has no current plans to adopt this standard before the beginning of fiscal year 2020. The new guidance may result in an increase in the allowance for loan losses and a decrease in retained earnings, however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements. The composition of the loan and securities portfolio, as well as the status of the economic environment, will be significant factors that impact the balances at date of adoption. Additionally, on the date of adoption of this standard the credit related discount on purchased credit impaired loans will be recorded to the loan loss allowance and the gross carrying balance of loans will increase by this amount.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the second quarter of 2019. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. At midyear, the Company’s measures of interest rate risk excluded the operations of the FCLS national mortgage banking subsidiary which have been classified as discontinued operations due to management’s intent to sell these operations.

The Company’s interest rate sensitivity became more asset sensitive in the first half of 2019. This reflected the impact of the SIFI acquisition along with the impact of the Company’s strategic deleveraging and reduction of wholesale funding. It also reflected the shorter projected lives of assets with prepayment activity, due to the lower long term interest rates at midyear. At midyear, in the second year of a 200 basis point parallel upward ramp of interest rates, net interest income was projected to increase by 5% compared to a baseline scenario of unchanged interest rates. This was modeled as 1% at the beginning of the year. With this added interest rate sensitivity, the Company is also more sensitive to declining net interest income in falling interest rate scenarios. In the second year of a 100 basis point downward parallel interest rate ramp, net interest income is modeled to decrease by 7%, compared to 3% at the start of the year. In a 200 basis point downward ramp (which would include negative interest rates at certain intervals of the yield curve), the modeled downward impact is 14%. The above sensitivities are compared to the baseline static model as of midyear and based on current interest rates and modeling assumptions. The yield curve at midyear, if unchanged, may additionally pressure the net interest margin in the future compared to recent results due to ongoing loan yield compression.

The liability sensitivity of the economic value of equity has also shifted. The downward impact on the value of equity related to a modeled 200 basis point parallel upward shock declined to 2% from 6% in the first half of the year. A 200 basis point downward shock would reduce the economic value of equity by 16%. The Company actively monitors its modeled risk exposure.

In addition to modeling net interest income, the Company also estimates the sensitivity of net income to interest rate changes. This sensitivity is generally larger on a percentage basis, since net income is lower than net interest income. The FCLS national mortgage banking operations had been a partial hedge to the asset sensitivity of net interest income, with mortgage banking fee income increasing in downward rate scenarios. The removal of these operations has removed this hedging influence related to net income.

A critical component of the Company’s modeling is the assumption of deposit interest rate sensitivity, which the Company continues to model at a 40% beta level. The Company does not believe that the impact of the SIFI deposits will materially change this estimate. The behavior of markets under the historically unusual conditions currently prevailing may be different from modeling assumptions, and the Company continues to monitor the markets and the assumptions in its model.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2019, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Defendants will pay a total of Three Million Dollars ($3.0 million) in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. On April 11, 2019, the Plaintiff filed the Parties’ fully-executed Settlement Agreement and Release (the “Settlement”) with the Court together with her unopposed motion for preliminary approval of class action settlement. On July 24, 2019, the Court granted preliminary approval of the Settlement, and issued an Order that notice of the Settlement be given to all Settlement Class Members. The Company accrued $3 million as of June 30, 2019, in anticipation of the completion of the Settlement sometime during the first quarter of 2020.

On January 29, 2018, the Bank was served with an amended complaint filed nominally against Berkshire Hills in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. Berkshire Hills and Berkshire Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit. Discovery is nearly complete in the case, after which the Defendants intend to file a motion seeking summary judgment dismissing all claims with prejudice.

On February 9, 2019, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial Group, Inc. (“SI Financial”) shareholder. On June 26, 2019, the Company received notice of a verified consolidated amended complaint in this action, which was filed after consolidation and elimination of two additional suits filed in the same Court by other former shareholders of SI Financial. The lawsuit purports to be filed as a putative class action lawsuit against SI Financial, the individual former members of the SI Financial board of directors, and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and similarly-situated SI Financial shareholders, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and that the individual Defendants breached their fiduciary duty to SI Financial shareholders and were unjustly enriched by the subject merger transaction. The Plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, SI Financial merged with and into the Company on May 17, 2019, and ceased to have any further independent legal existence at that time. The Company and the individual Defendants deny the allegations contained in the verified consolidated amended complaint and intend to vigorously defend this lawsuit. On July 26, 2019, the Company and the individual Defendants jointly filed a motion to dismiss all claims in this litigation. There are no other active cases proceeding against the Company or the individual Defendants in regard to the SI Financial merger on May 17, 2019.

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. The completion of the SIFI merger eliminated the risk that this transaction would not be completed. Aside from this, there were no other major changes in risk factors identified during the first half of 2019.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2019 and June 30, 2018, the Company transferred 1,936 and 1,437 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2019:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2019	—	$—	—	2,400,000
May 1-31, 2019	—	—	—	2,400,000
June 1-30, 2019	110,000	30.24	110,000	2,290,000
Total	110,000	$30.24	110,000	2,290,000

In April 2019, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The new stock repurchase program replaced the Company's unused 500,000 share repurchase authorization. The timing of the purchases depends on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are recorded as treasury shares. The repurchase plan terminates on March 31, 2020. As of June 30, 2019, 110 thousand shares had been purchased under this program.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.
_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 9, 2018.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.

(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2019	By:	/s/ Richard M. Marotta
Richard M. Marotta
Chief Executive Officer

Dated: August 9, 2019	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer