Form 10-Q
period 2019-09-30
BERKSHIRE HILLS BANCORP INC
filed 2019-11-08
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 7, 2019, the Registrant had 49,938,176 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In thousands, except share data)
Assets
Cash and due from banks	$121,629	$100,972
Short-term investments	180,466	82,217
Total cash and cash equivalents	302,095	183,189
Trading security, at fair value	11,145	11,212
Marketable equity securities, at fair value	59,596	56,638
Securities available for sale, at fair value	1,369,604	1,399,647
Securities held to maturity (fair values of $381,433 and $371,224)	364,675	373,763
Federal Home Loan Bank stock and other restricted securities	56,049	77,344
Total securities	1,861,069	1,918,604
Loans held for sale	204,900	2,183
Commercial real estate loans	4,028,461	3,400,221
Commercial and industrial loans	1,845,086	1,980,046
Residential mortgages	2,838,657	2,566,424
Consumer loans	1,006,437	1,096,562
Total loans	9,718,641	9,043,253
Less: Allowance for loan losses	(62,230)	(61,469)
Net loans	9,656,411	8,981,784
Premises and equipment, net	123,195	106,500
Goodwill	554,704	518,325
Other intangible assets	47,198	33,418
Cash surrender value of bank-owned life insurance policies	227,085	190,609
Deferred tax assets, net	49,543	42,434
Other assets	263,464	120,926
Assets from discontinued operations	242,279	114,259
Total assets	$13,531,943	$12,212,231
Liabilities
Demand deposits	$1,887,621	$1,603,019
NOW and other deposits	1,267,057	1,122,321
Money market deposits	2,478,947	2,245,195
Savings deposits	831,972	724,129
Time deposits	3,957,721	3,287,717
Total deposits	10,423,318	8,982,381
Short-term debt	300,000	1,118,832
Long-term Federal Home Loan Bank advances	604,149	309,466
Subordinated borrowings	96,991	89,518
Total borrowings	1,001,140	1,517,816
Other liabilities	301,647	149,519
Liabilities from discontinued operations	33,614	9,597
Total liabilities	$11,759,719	$10,659,313
(continued)

	September 30, 2019	December 31, 2018

Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,394,332 shares outstanding in 2019; 100,000,000 shares authorized, 46,211,894 shares issued and 45,416,855 shares outstanding in 2018)	517	460
Additional paid-in capital - common stock	1,422,353	1,245,013
Unearned compensation	(9,469)	(6,594)
Retained earnings	346,971	308,839
Accumulated other comprehensive income (loss)	15,880	(13,470)
Treasury stock, at cost (1,508,858 shares in 2019 and 795,039 shares in 2018)	(44,661)	(21,963)
Total shareholders’ equity	1,772,224	1,552,918
Total liabilities and shareholders’ equity	$13,531,943	$12,212,231
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income from continuing operations
Loans	$118,371	$102,651	$338,012	$294,646
Securities and other	15,354	14,918	46,060	44,553
Total interest and dividend income	133,725	117,569	384,072	339,199
Interest expense from continuing operations
Deposits	31,501	21,460	86,396	54,553
Borrowings	5,353	7,724	23,751	21,212
Total interest expense	36,854	29,184	110,147	75,765
Net interest income from continuing operations	96,871	88,385	273,925	263,434
Non-interest income from continuing operations
Mortgage banking originations	292	15	616	487
Loan related income	6,493	7,246	17,318	18,068
Deposit related fees	8,705	7,004	23,088	22,675
Insurance commissions and fees	2,895	2,930	8,486	8,504
Wealth management fees	2,325	2,283	7,114	7,160
Total fee income	20,710	19,478	56,622	56,894
Other, net	609	468	1,363	1,891
Gain/(loss) on securities, net	87	88	2,655	(696)
Gain on sale of business operations and other assets, net	—	—	—	460
Total non-interest income	21,406	20,034	60,640	58,549
Total net revenue from continuing operations	118,277	108,419	334,565	321,983
Provision for loan losses	22,600	6,628	30,068	18,735
Non-interest expense from continuing operations
Compensation and benefits	37,272	31,746	105,551	99,092
Occupancy and equipment	9,893	9,145	28,788	27,561
Technology and communications	6,849	7,507	19,821	21,044
Marketing and promotion	1,006	1,167	3,428	3,473
Professional services	2,282	1,481	8,510	4,041
FDIC premiums and assessments	—	1,640	3,390	4,246
Other real estate owned and foreclosures	150	(1)	150	67
Amortization of intangible assets	1,526	1,218	4,201	3,732
Acquisition, restructuring, and other expenses	4,163	198	22,333	6,138
Other	7,870	5,526	23,398	17,126
Total non-interest expense	71,011	59,627	219,570	186,520

Income from continuing operations before income taxes	$24,666	$42,164	$84,927	$116,728
Income tax expense	4,007	9,095	16,042	24,577
Net income from continuing operations	$20,659	$33,069	$68,885	$92,151

Income/(loss) from discontinued operations before income taxes	$2,747	$(1,147)	$3,975	$(883)
Income tax expense/(benefit)	790	(305)	1,161	(238)
Net income/(loss) from discontinued operations	$1,957	$(842)	$2,814	$(645)

Net income	$22,616	$32,227	$71,699	$91,506
Preferred stock dividend	240	230	720	689
Income available to common shareholders	$22,376	$31,997	$70,979	$90,817
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per common share:
Continuing operations	$0.40	$0.72	$1.41	$2.00
Discontinued operations	0.04	(0.02)	0.06	(0.01)
Total	$0.44	$0.70	$1.47	$1.99

Diluted earnings per common share:
Continuing operations	$0.40	$0.72	$1.40	$1.99
Discontinued operations	0.04	(0.02)	0.06	(0.01)
Total	$0.44	$0.70	$1.46	$1.98

Weighted average shares outstanding:
Basic	51,422	46,030	48,846	46,009
Diluted	51,545	46,263	48,987	46,226
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$22,616	$32,227	$71,699	$91,506
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	6,154	(9,929)	39,477	(36,931)
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	(1,575)	2,548	(10,127)	9,480
Total other comprehensive income/(loss)	4,579	(7,381)	29,350	(27,451)
Total comprehensive income	$27,195	$24,846	$101,049	$64,055
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at June 30, 2018	522	$40,633	45,420	$460	$1,244,691	$(10,096)	$283,256	$(21,266)	$(21,437)	$1,516,241
Comprehensive income:
Net income	—	—	—	—	—	—	32,227	—	—	32,227
Other comprehensive loss	—	—	—	—	—	—	—	(7,381)	—	(7,381)
Total comprehensive income	—	—	—	—	—	—	32,227	(7,381)	—	24,846
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	—	—	—	—
Adoption of ASU No 2018-01, Income Statement - Reporting Comprehensive Income ( Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—
Cash dividends declared on common shares ($0.22 per share)	—	—	—	—	—	—	(9,994)	—	—	(9,994)
Cash dividends declared on preferred shares ($0.44 per share)	—	—	—	—	—	—	(230)	—	—	(230)
Forfeited shares	—	—	(4)	—	1	122	—	—	(123)	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	4	—	56	(170)	—	—	114	—
Stock-based compensation	—	—	—	—	—	1,483	—	—	—	1,483
Other, net	—	—	—	—	—	—	—	—	(31)	(31)
Balance at September 30, 2018	522	$40,633	45,420	$460	$1,244,748	$(8,661)	$305,259	$(28,647)	$(21,477)	$1,532,315

Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837
Comprehensive income:
Net income	—	—	—	—	—	—	22,616	—	—	22,616
Other comprehensive income	—	—	—	—	—	—	—	4,579	—	4,579
Total comprehensive income	—	—	—	—	—	—	22,616	4,579	—	27,195
Acquisition of SI Financial Group, Inc.	—	—	—	—	—	—	—	—	—	—
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(11,812)	—	—	(11,812)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Treasury shares repurchased	—	—	(800)	—	—	—	—	—	(24,325)	(24,325)
Forfeited shares	—	—	(8)	—	(25)	252	—	—	(227)	—
Exercise of stock options	—	—	5	—	—	—	(74)	—	129	55
Restricted stock grants	—	—	152	—	867	(4,709)	—	—	3,842	—
Stock-based compensation	—	—	—	—	—	1,543	—	—	—	1,543
Other, net	—	—	—	—	50	—	(61)	—	(18)	(29)
Balance at September 30, 2019	522	$40,633	50,394	$517	$1,422,353	$(9,469)	$346,971	$15,880	$(44,661)	$1,772,224

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2017	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
Comprehensive income:
Net income	—	—	—	—	—	—	91,506	—	—	91,506
Other comprehensive loss	—	—	—	—	—	—	—	(27,451)	—	(27,451)
Total comprehensive income	—	—	—	—	—	—	91,506	(27,451)	—	64,055
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-01, Income Statement - Reporting Comprehensive Income ( Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.66 per share)	—	—	—	—	—	—	(29,972)	—	—	(29,972)
Cash dividends declared on preferred shares ($1.32 per share)	—	—	—	—	—	—	(689)	—	—	(689)
Forfeited shares	—	—	(18)	—	88	600	—	—	(688)	—
Exercise of stock options	—	—	8	—	—	—	(122)	—	224	102
Restricted stock grants	—	—	185	—	2,157	(7,011)	—	—	4,854	—
Stock-based compensation	—	—	—	—	—	4,281	—	—	—	4,281
Other, net	—	—	(45)	—	16	—	—	—	(1,742)	(1,726)
Balance at September 30, 2018	522	$40,633	45,420	$460	$1,244,748	$(8,661)	$305,259	$(28,647)	$(21,477)	$1,532,315

Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	71,699	—	—	71,699
Other comprehensive income	—	—	—	—	—	—	—	29,350	—	29,350
Total comprehensive income	—	—	—	—	—	—	71,699	29,350	—	101,049
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,654	—	—	—	—	176,711
Cash dividends declared on common shares ($0.69 per share)	—	—	—	—	—	—	(32,756)	—	—	(32,756)
Cash dividends declared on preferred shares ($1.38 per share)	—	—	—	—	—	—	(720)	—	—	(720)
Treasury stock repurchased	—	—	(910)	—	—	—	—	—	(27,651)	(27,651)
Forfeited shares	—	—	(59)	—	(234)	1,951	—	—	(1,717)	—
Exercise of stock options	—	—	6	—	—	—	(89)	—	158	69
Restricted stock grants	—	—	284	—	869	(8,372)	—	—	7,503	—
Stock-based compensation	—	—	—	—	—	3,546	—	—	—	3,546
Other, net	—	—	(35)	—	51	—	(2)	—	(991)	(942)
Balance at September 30, 2019	522	$40,633	50,394	$517	$1,422,353	$(9,469)	$346,971	$15,880	$(44,661)	$1,772,224

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income from continuing operations	68,885	$92,151
Net income from discontinued operations	2,814	(645)
Net income	$71,699	$91,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,068	18,735
Net amortization of securities	1,811	2,166
Change in unamortized net loan costs and premiums	8,964	(1,963)
Premises and equipment depreciation and amortization expense	7,844	7,836
Stock-based compensation expense	3,546	4,281
Accretion of purchase accounting entries, net	(9,589)	(15,735)
Amortization of other intangibles	4,201	3,732
Income from cash surrender value of bank-owned life insurance policies	(3,546)	(3,607)
Securities (gains) losses, net	(2,655)	696
Net (decrease) in loans held-for-sale	(2,920)	(889)
Change in right-of-use lease assets	10,025	—
Change in lease liabilities	(10,189)	—
Loss on disposition of assets	1,615	—
Gain on sale of real estate	5	—
Amortization of interest in tax-advantaged projects	4,459	3,212
Net change in other	(4,803)	10,354
Net cash provided by operating activities of continuing operations	107,721	120,969
Net cash (used) provided by operating activities of discontinued operations	(104,001)	60,722
Net cash (used) provided by operating activities	3,720	181,691
Cash flows from investing activities:
Net decrease in trading security	522	495
Purchases of marketable equity securities	(18,150)	(18,649)
Proceeds from sales of marketable equity securities	17,728	32,137
Purchases of securities available for sale	(30,032)	(223,337)
Proceeds from sales of securities available for sale	82,978	499
Proceeds from maturities, calls, and prepayments of securities available for sale	151,155	142,314
Purchases of securities held to maturity	(5,692)	(12,865)
Proceeds from maturities, calls, and prepayments of securities held to maturity	13,822	29,069
Net change in loans	395,643	(609,637)
Proceeds from surrender of bank-owned life insurance	1,457	459
Purchase of Federal Home Loan Bank stock	(112,208)	(62,892)
Proceeds from sale of Federal Home Loan Bank stock	141,424	49,793
Net investment in limited partnership tax credits	(3,997)	(3,815)
Purchase of premises and equipment, net	(8,518)	(9,648)
Acquisitions, net of cash (paid) acquired	110,774	—
Proceeds from sale of other real estate	150	1,600
Net investing cash flows from discontinued operations	(2)	—
Net cash provided (used) by investing activities	737,054	(684,477)
(continued)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from financing activities:
Net increase in deposits	109,238	17,419
Proceeds from Federal Home Loan Bank advances and other borrowings	5,267,520	3,673,840
Repayments of Federal Home Loan Bank advances and other borrowings	(5,937,568)	(3,270,943)
Purchase of treasury stock	(27,651)	—
Exercise of stock options	69	102
Common and preferred stock cash dividends paid	(33,476)	(30,661)
Net cash (used) provided by financing activities	(621,868)	389,757

Net change in cash and cash equivalents	118,906	(113,029)

Cash and cash equivalents at beginning of period	183,189	248,763

Cash and cash equivalents at end of period	$302,095	$135,734

Supplemental cash flow information:
Interest paid on deposits	$87,499	$52,539
Interest paid on borrowed funds	27,499	22,824
Income taxes paid, net	8,368	758

Acquisition of non-cash assets and liabilities:
Assets acquired	$1,595,054	$—
Liabilities assumed	(1,530,010)	—

Other non-cash changes:
Other net comprehensive income	$29,350	$(27,451)
Reclass of aircraft and HOA loan portfolios to held-for-sale	205,557	—
Real estate owned acquired in settlement of loans	—	(1,600)
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

The Company is evaluating the provisions of ASU No. 2016-13, and will closely monitor developments and additional guidance to determine the potential impact on the Company's Consolidated Financial Statements. A cross-functional working group has been formed and is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. This working group meets periodically to discuss the latest developments and ensure progress is being made. Management is working through its implementation plan which includes assessment and documentation of processes and internal controls; model development and documentation; and system configuration. Management is currently finalizing processes, policies and disclosures in preparation for performing a full end-to-end parallel run. This parallel run will be completed in the fourth quarter of 2019 for the period ended September 30, 2019. Management is also in the process of implementing a third-party vendor solution to assist us in the application of ASU No. 2016-13. The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting increase to loans for the non-accretable discount on existing purchased credit-impaired assets and a negative adjustment to retained earnings for the remaining credit losses for financial assets.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU No. 2018-15 clarifies certain aspects of ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently do not expect adoption to have a material impact on the Company's Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2020). The Company is continuing to evaluate the potential impact of ASU No. 2016-13 and the subsequently issued ASUs, which provide additional guidance and clarifications to various aspects of FASB ASC Topic 326.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITIONS

SI Financial Group, Inc.
At the close of business on May 17, 2019, the Company completed the acquisition of SI Financial Group, Inc. (“SIFI”), the parent company of Savings Institute Bank and Trust Company (“Savings Institute”). Savings Institute also merged with and into Berkshire Bank. With this acquisition, the Company increased its market presence with 18 branches in Eastern Connecticut and 5 branches in Rhode Island, adding to the Company's existing 9 Connecticut branches.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Due to the complexity in valuing the assets acquired and liabilities assumed and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. In the third quarter the Company did not recognize a measurement period adjustment.

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

Direct acquisition and integration costs of the Savings Institute acquisition were expensed as incurred, and totaled $15.1 million during the nine months ending September 30, 2019 and there were none for the same period of 2018.

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

The unaudited pro forma information, for the nine months ended September 30, 2019 and 2018, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit and customer relationship intangibles; and (c) an estimated tax rate of 26.83 percent. Direct acquisition expenses incurred by the Company during 2019, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

Information in the following table is shown in thousands:

	Pro Forma (unaudited) Nine Months Ended September 30,
	2019	2018
Net interest income	$292,495	$305,643
Non-interest income	65,138	67,181
Income available to common shareholders	83,557	105,233

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

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Assets
Loans held for sale, at fair value	$209,205	$94,050
Premises and equipment, net	1,561	1,867
Other assets	31,513	18,342
Total assets	$242,279	$114,259
Liabilities
Other liabilities	$33,614	$9,597
Total liabilities	$33,614	$9,597

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

The following presents operating results of the discontinued operations of FCLS for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest income	$1,765	$1,622	$4,627	$4,111
Interest expense	1,030	666	2,676	1,613
Net interest income	735	956	1,951	2,498
Non-interest income	15,055	9,246	37,114	30,281
Total net revenue	15,790	10,202	39,065	32,779
Non-interest expense	13,043	11,349	35,090	33,662
Income from discontinued operations before income taxes	2,747	(1,147)	3,975	(883)
Income tax expense	790	(305)	1,161	(238)
Net income from discontinued operations	$1,957	$(842)	$2,814	$(645)

FCLS also originates mortgages designated as held-for-investment. This component of FCLS’s operations was not considered discontinued, since the Company expects to continue to originate mortgages designated as held-for-investment in its footprint on a small scale through processes considered as continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $9.6 million and $10.1 million, and a fair value of $11.1 million and $11.2 million, at September 30, 2019 and December 31, 2018, respectively. As discussed further in Note 10 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2019 or December 31, 2018.

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

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Securities available for sale
Municipal bonds and obligations	$110,482	$6,299	$—	$116,781
Agency collateralized mortgage obligations	834,532	9,548	(228)	843,852
Agency mortgage-backed securities	173,304	1,358	(446)	174,216
Agency commercial mortgage-backed securities	60,567	548	(144)	60,971
Corporate bonds	128,268	1,585	(832)	129,021
Other bonds and obligations	43,612	1,153	(2)	44,763
Total securities available for sale	1,350,765	20,491	(1,652)	1,369,604
Securities held to maturity
Municipal bonds and obligations	258,494	13,838	(3)	272,329
Agency collateralized mortgage obligations	70,314	3,620	(36)	73,898
Agency mortgage-backed securities	6,439	30	—	6,469
Agency commercial mortgage-backed securities	10,369	179	—	10,548
Tax advantaged economic development bonds	18,760	225	(1,095)	17,890
Other bonds and obligations	299	—	—	299
Total securities held to maturity	364,675	17,892	(1,134)	381,433

Marketable equity securities	55,767	5,149	(1,320)	59,596
Total	$1,771,207	$43,532	$(4,106)	$1,810,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
Municipal bonds and obligations	$109,648	$2,272	$(713)	$111,207
Agency collateralized mortgage obligations	944,946	1,130	(15,192)	930,884
Agency mortgage-backed securities	175,406	36	(5,121)	170,321
Agency commercial mortgage-backed securities	62,200	—	(3,275)	58,925
Corporate bonds	120,718	593	(1,355)	119,956
Other bonds and obligations	8,355	34	(35)	8,354
Total securities available for sale	1,421,273	4,065	(25,691)	1,399,647
Securities held to maturity
Municipal bonds and obligations	264,524	3,569	(3,601)	264,492
Agency collateralized mortgage obligations	71,637	533	(778)	71,392
Agency mortgage-backed securities	7,219	—	(297)	6,922
Agency commercial mortgage-backed securities	10,417	—	(289)	10,128
Tax advantaged economic development bonds	19,718	22	(1,698)	18,042
Other bonds and obligations	248	—	—	248
Total securities held to maturity	373,763	4,124	(6,663)	371,224

Marketable equity securities	55,471	4,370	(3,203)	56,638
Total	$1,850,507	$12,559	$(35,557)	$1,827,509

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$31,922	$32,001	$7,124	$7,124
Over 1 year to 5 years	26,647	26,628	14,213	14,361
Over 5 years to 10 years	77,205	78,590	10,897	10,970
Over 10 years	146,588	153,346	245,319	258,063
Total bonds and obligations	282,362	290,565	277,553	290,518
Mortgage-backed securities	1,068,403	1,079,039	87,122	90,915
Total	$1,350,765	$1,369,604	$364,675	$381,433

During the three months ended September 30, 2019, there were no securities sold. During the nine months ended September 30, 2019, the proceeds from the sale of AFS securities totaled $83.0 million. During the nine months ended September 30, 2019 gross gains totaled $11 thousand and gross losses totaled $7 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income. During the three and nine months ended September 30, 2018, the proceeds from the sale of AFS securities totaled $0.5 million. During the three and nine months ended September 30, 2018 gross gains totaled $6 thousand and there were no gross losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2019
Securities available for sale
Municipal bonds and obligations	$—	$—	$—	$—	$—	$—
Agency collateralized mortgage obligations	128	47,441	100	15,642	228	63,083
Agency mortgage-backed securities	51	18,487	395	31,003	446	49,490
Agency commercial mortgage-backed securities	32	9,459	112	11,450	144	20,909
Corporate bonds	202	28,885	630	37,547	832	66,432
Other bonds and obligations	1	1,333	1	2,044	2	3,377
Total securities available for sale	414	105,605	1,238	97,686	1,652	203,291

Securities held to maturity
Municipal bonds and obligations	3	802	—	—	3	802
Agency collateralized mortgage obligations	36	10,377	—	—	36	10,377
Agency mortgage-backed securities	—	—	—	—	—	—
Tax advantaged economic development bonds	—	—	1,095	6,819	1,095	6,819
Total securities held to maturity	39	11,179	1,095	6,819	1,134	17,998
Total	$453	$116,784	$2,333	$104,505	$2,786	$221,289

December 31, 2018
Securities available for sale
Municipal bonds and obligations	$55	$3,186	$658	$11,787	$713	$14,973
Agency collateralized mortgage obligations	76	39,114	15,116	755,528	15,192	794,642
Agency mortgage-backed securities	53	5,500	5,068	162,439	5,121	167,939
Agency commercial mortgage-backed securities	44	1,503	3,231	57,422	3,275	58,925
Corporate bonds	1,348	81,502	7	2,561	1,355	84,063
Other bonds and obligations	—	—	35	3,030	35	3,030
Total securities available for sale	1,576	130,805	24,115	992,767	25,691	1,123,572

Securities held to maturity
Municipal bonds and obligations	127	17,596	3,474	103,759	3,601	121,355
Agency collateralized mortgage obligations	—	—	778	43,138	778	43,138
Agency mortgage-backed securities	—	—	297	6,922	297	6,922
Agency commercial mortgage-backed securities	—	—	289	10,128	289	10,128
Tax advantaged economic development bonds	65	8,078	1,633	6,512	1,698	14,590
Total securities held to maturity	192	25,674	6,471	170,459	6,663	196,133
Total	$1,768	$156,479	$30,586	$1,163,226	$32,354	$1,319,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2019:

AFS collateralized mortgage obligations
At September 30, 2019, 33 out of the total 251 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2019, 23 out of the total 97 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2019, 10 out of the total 25 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 1.2% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At September 30, 2019, 5 out of the total 10 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM Municipal bonds and obligations
At September 30, 2019, 1 out of the total 209 securities in the Company’s portfolio of HTM municipal bonds and obligations were in an unrealized loss position. Aggregate unrealized losses represented 0.4%of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2019, 1 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2019, 1 out of the total 5 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 13.8% of the amortized cost of the security in an unrealized loss position. The above mentioned tax-advantaged economic bond remains a special mention rated asset. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from previous mergers and acquisitions. Acquired loans that are refinanced are transferred to business activity loans. Business activity and acquired loans are serviced, managed, and accounted for under the Company's same control environment. During the nine months ended September 30, 2019, the Company reclassified $169 million of aircraft loans and $29 million of homeowners association loans from commercial and industrial to held-for-sale, reflecting its intent to sell these portfolios. These loans are not contained in the balances below and are accounted for at the lower of carrying value or fair market value. The Company reviews these loans at least quarterly for impairment. The following is a summary of total loans:

	September 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$320,492	$59,840	$380,332	$327,792	$25,220	$353,012
Other commercial real estate	2,436,759	1,211,370	3,648,129	2,260,919	786,290	3,047,209
Total commercial real estate	2,757,251	1,271,210	4,028,461	2,588,711	811,510	3,400,221

Commercial and industrial loans:	1,383,530	461,556	1,845,086	1,513,538	466,508	1,980,046

Total commercial loans	4,140,781	1,732,766	5,873,547	4,102,249	1,278,018	5,380,267

Residential mortgages:
1-4 family	2,249,158	574,442	2,823,600	2,317,716	238,952	2,556,668
Construction	9,653	5,404	15,057	9,582	174	9,756
Total residential mortgages	2,258,811	579,846	2,838,657	2,327,298	239,126	2,566,424

Consumer loans:
Home equity	278,783	115,265	394,048	289,961	86,719	376,680
Auto and other	560,080	52,309	612,389	647,236	72,646	719,882
Total consumer loans	838,863	167,574	1,006,437	937,197	159,365	1,096,562

Total loans	$7,238,455	$2,480,186	$9,718,641	$7,366,744	$1,676,509	$9,043,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the acquired loans at September 30, 2019 totaled $2.5 billion. A subset of these loans were determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $69.3 million (and a note balance of $163.9 million). These loans are evaluated for impairment through the periodic reforecasting of expected cash flows. Loans considered not credit-impaired at acquisition date had a carrying amount of $2.4 billion.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

	Three Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$5,420	$6,304
Acquisitions	—	—
Accretion	(2,872)	(4,548)
Net reclassifications from (to) nonaccretable difference	2,066	3,410
Payments received, net	(196)	(543)
Balance at end of period	$4,418	$4,623

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$2,840	$11,561
Acquisitions	4,200	—
Accretion	(6,470)	(14,862)
Net reclassifications from (to) nonaccretable difference	4,195	10,460
Payments received, net	(356)	(2,455)
Reclassification to TDR	9	—
Disposals	—	(81)
Balance at end of period	$4,418	$4,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of past due loans at September 30, 2019 and December 31, 2018:

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
September 30, 2019
Commercial real estate:
Construction	$—	$—	$4,794	$4,794	$315,698	$320,492	$4,794
Other commercial real estate	471	1	13,594	14,066	2,422,693	2,436,759	268
Total	471	1	18,388	18,860	2,738,391	2,757,251	5,062
Commercial and industrial loans:
Total	1,271	636	11,375	13,282	1,370,248	1,383,530	1
Residential mortgages:
1-4 family	369	1,225	3,056	4,650	2,244,508	2,249,158	873
Construction	—	—	—	—	9,653	9,653	—
Total	369	1,225	3,056	4,650	2,254,161	2,258,811	873
Consumer loans:				—
Home equity	—	50	1,376	1,426	277,357	278,783	111
Auto and other	3,506	790	2,931	7,227	552,853	560,080	1
Total	3,506	840	4,307	8,653	830,210	838,863	112
Total	$5,617	$2,702	$37,126	$45,445	$7,193,010	$7,238,455	$6,048

Business Activities Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$327,792	$327,792	$—
Other commercial real estate	913	276	18,833	20,022	2,240,897	2,260,919	993
Total	913	276	18,833	20,022	2,568,689	2,588,711	993
Commercial and industrial loans:
Total	4,694	975	4,636	10,305	1,503,233	1,513,538	4
Residential mortgages:
1-4 family	1,631	1,619	1,440	4,690	2,313,026	2,317,716	66
Construction	—	—	—	—	9,582	9,582	—
Total	1,631	1,619	1,440	4,690	2,322,608	2,327,298	66
Consumer loans:
Home equity	618	15	933	1,566	288,395	289,961	—
Auto and other	3,543	615	1,699	5,857	641,379	647,236	—
Total	4,161	630	2,632	7,423	929,774	937,197	—
Total	$11,399	$3,500	$27,541	$42,440	$7,324,304	$7,366,744	$1,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
September 30, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,403	$59,840	$—
Other commercial real estate	8,649	199	3,149	11,997	26,355	1,211,370	645
Total	8,649	199	3,149	11,997	27,758	1,271,210	645
Commercial and industrial loans:
Total	1,152	455	1,064	2,671	29,101	461,556	214
Residential mortgages:
1-4 family	1,662	23	917	2,602	11,654	574,442	38
Construction	—	—	—	—	—	5,404	—
Total	1,662	23	917	2,602	11,654	579,846	38
Consumer loans:
Home equity	472	78	760	1,310	559	115,265	22
Auto and other	155	34	258	447	245	52,309	—
Total	627	112	1,018	1,757	804	167,574	22
Total	$12,090	$789	$6,148	$19,027	$69,317	$2,480,186	$919

Acquired Loans

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:				—
Construction	$—	$—	$—	$—	$—	$25,220	$—
Other commercial real estate	2,603	1,127	4,183	7,913	11,994	786,290	1,652
Total	2,603	1,127	4,183	7,913	11,994	811,510	1,652
Commercial and industrial loans:
Total	217	147	1,515	1,879	29,539	466,508	144
Residential mortgages:
1-4 family	1,382	144	918	2,444	4,888	238,952	75
Construction	—	—	—	—	—	174	—
Total	1,382	144	918	2,444	4,888	239,126	75
Consumer loans:
Home equity	290	148	751	1,189	553	86,719	—
Auto and other	193	62	547	802	314	72,646	96
Total	483	210	1,298	1,991	867	159,365	96
Total	$4,685	$1,628	$7,914	$14,227	$47,288	$1,676,509	$1,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summary information pertaining to non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	13,326	2,504	15,830	17,840	2,531	20,371
Total	13,326	2,504	15,830	17,840	2,531	20,371

Commercial and industrial loans:
Total	11,374	850	12,224	4,632	1,371	6,003

Residential mortgages:
1-4 family	2,183	879	3,062	1,374	843	2,217
Construction	—	—	—	—	—	—
Total	2,183	879	3,062	1,374	843	2,217

Consumer loans:
Home equity	1,265	738	2,003	933	751	1,684
Auto and other	2,930	258	3,188	1,699	451	2,150
Total	4,195	996	5,191	2,632	1,202	3,834

Total non-accrual loans	$31,078	$5,229	$36,307	$26,478	$5,947	$32,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of September 30, 2019 and December 31, 2018 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2019
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$18,009	$9,370	$2,685	$642	$30,706
Collectively evaluated for impairment	2,739,242	1,374,160	2,256,126	838,221	7,207,749
Total	$2,757,251	$1,383,530	$2,258,811	$838,863	$7,238,455

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,345	$2,825	$2,089	$342	$28,601
Collectively evaluated for impairment	2,565,366	1,510,713	2,325,209	936,855	7,338,143
Total	$2,588,711	$1,513,538	$2,327,298	$937,197	$7,366,744

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
September 30, 2019
Loans receivable:
Balance at end of Period
Individually evaluated for impairment	$2,813	$336	$375	$516	$4,040
Purchased credit-impaired loans	27,758	29,101	11,654	804	69,317
Collectively evaluated for impairment	1,240,639	432,119	567,817	166,254	2,406,829
Total	$1,271,210	$461,556	$579,846	$167,574	$2,480,186

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
December 31, 2018
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,980	$763	$362	$646	$5,751
Purchased credit-impaired loans	11,994	29,539	4,888	867	47,288
Collectively evaluated for impairment	795,536	436,206	233,876	157,852	1,623,470
Total	$811,510	$466,508	$239,126	$159,365	$1,676,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at September 30, 2019 and December 31, 2018:

Business Activities Loans

	September 30, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate	$17,542	$32,064	$—
Commercial and industrial loans	5,002	10,151	—
Residential mortgages - 1-4 family	376	439	—
Consumer - home equity	34	239	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate	$487	$502	$7
Commercial and industrial loans	4,314	6,671	88
Residential mortgages - 1-4 family	2,341	2,633	109
Consumer - home equity	604	616	43
Consumer - other	10	10	1

Total
Commercial real estate	$18,029	$32,566	$7
Commercial and industrial loans	9,316	16,822	88
Residential mortgages	2,717	3,072	109
Consumer	648	865	44
Total impaired loans	$30,710	$53,325	$248
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	September 30, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$1,453	$4,254	$—
Commercial and industrial loans	307	500	—
Residential mortgages - 1-4 family	293	294	—
Consumer - home equity	426	846	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$1,360	$1,372	$113
Commercial and industrial loans	28	30	1
Residential mortgages - 1-4 family	86	111	8
Consumer - home equity	50	50	1
Consumer - other	40	38	5

Total			x
Commercial real estate	$2,813	$5,626	$113
Commercial and industrial loans	335	530	1
Residential mortgages	379	405	8
Consumer	516	934	6
Total impaired loans	$4,043	$7,495	$128
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of September 30, 2019 and 2018:

Business Activities Loans

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$20,232	$289	$24,277	$277
Commercial and industrial loans	2,842	395	2,451	343
Residential mortgages - 1-4 family	380	15	683	22
Consumer - home equity	164	2	797	10
Consumer - other	—	—	—	—

With an allowance recorded:
Other commercial real estate loans	$545	$17	$1,415	$60
Commercial and industrial loans	3,053	453	1,395	111
Residential mortgages - 1-4 family	2,035	101	1,401	47
Consumer - home equity	267	24	44	2
Consumer - other	11	—	15	1

Total
Commercial real estate	$20,777	$306	$25,692	$337
Commercial and industrial loans	5,895	848	3,846	454
Residential mortgages	2,415	116	2,084	69
Consumer loans	442	26	856	13
Total impaired loans	$29,529	$1,296	$32,478	$873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate loans	$1,295	$55	$4,354	$212
Commercial and industrial loans	465	40	552	40
Residential mortgages - 1-4 family	224	10	572	6
Consumer - home equity	441	13	766	2
Consumer - other	—	—	16	1

With an allowance recorded:
Other commercial real estate loans	$1,073	$46	$1,225	$53
Commercial and industrial loans	29	2	202	32
Residential mortgages - 1-4 family	89	5	80	6
Consumer - home equity	50	2	148	4
Consumer - other	42	1	—	—

Total
Commercial real estate	$2,368	$101	$5,579	$265
Commercial and industrial loans	494	42	754	72
Residential mortgages	313	15	652	12
Consumer loans	533	16	930	7
Total impaired loans	$3,708	$174	$7,915	$356

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

The following tables include the recorded investment and number of modifications identified during the three and nine ended September 30, 2019 and September 30, 2018. The table includes the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the three and nine months ended September 30, 2019 and 2018 were attributable to interest rate concessions, principal concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	$—	$—
Commercial and industrial	—	—	—
Residential - 1-4 Family	2	65	65
Total	2	$65	$65

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial	3	475	472
Residential - 1-4 Family	2	65	65
Total	7	$685	$682

	Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	—	$—	$—
Residential - 1-4 Family	1	30	30
Total	1	$30	$30

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings			19
Commercial and industrial	4	1,995	1,924
Residential - 1-4 Family	2	148	148
Total	6	$2,143	$2,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the three and nine months ended September 30, 2019, there was one loan that were restructured that had subsequently defaulted during the period. There were no TDRs that defaulted within 12 months of modifications during the three months ended September 30, 2018. For the nine months ended September 30, 2018, there were two loans that were restructured that had subsequently defaulted during the period.

	Modifications that Subsequently Defaulted
	Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	—
Commercial and industrial	1	195

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	—
Commercial and industrial	1	195

Modifications that Subsequently Defaulted
Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	—
Commercial and industrial	—	—

	Modifications that Subsequently Defaulted
	Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	5,992
Commercial and industrial	1	1,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of the period	$25,089	$33,507
Principal payments	(3,876)	(3,567)
TDR status change (1)	—	—
Other reductions (2)	(1,548)	(1,206)
Newly identified TDRs	65	30
Balance at end of the period	$19,730	$28,764

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of the period	$27,415	$41,990
Principal payments	(5,664)	(6,718)
TDR status change (1)	—	—
Other reductions (2)	(2,703)	(8,580)
Newly identified TDRs	682	2,072
Balance at end of the period	$19,730	$28,764
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

As of September 30, 2019, the Company maintained no foreclosed residential real estate property. Residential mortgage loans collateralized by real estate property that were in the process of foreclosure as of September 30, 2019 and December 31, 2018 totaled $7.1 million and $3.2 million, respectively. As of December 31, 2018, the Company maintained no foreclosed residential real estate property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 was as follows:

	At or for the three months ended September 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$22,408	$18,849	$8,834	$5,341	$55,432
Charged-off loans	3,061	19,315	95	760	23,231
Recoveries on charged-off loans	286	469	—	53	808
Provision/(releases) for loan losses	3,815	18,929	23	420	23,187
Balance at end of period	$23,448	$18,932	$8,762	$5,054	$56,196

	At or for the nine months ended September 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	5,019	22,171	343	2,536	30,069
Recoveries on charged-off loans	561	895	58	186	1,700
Provision/(releases) for loan losses	6,174	23,704	(1,488)	36	28,426
Balance at end of period	$23,448	$18,932	$8,762	$5,054	$56,196

	At or for the three months ended September 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$19,151	$14,655	$9,430	$7,078	$50,314
Charged-off loans	2,964	174	35	728	3,901
Recoveries on charged-off loans	1	60	108	47	216
Provision/(releases) for loan losses	4,406	493	587	919	6,405
Balance at end of period	$20,594	$15,034	$10,090	$7,316	$53,034

	At or for the nine months ended September 30, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	4,462	2,770	62	2,505	9,799
Recoveries on charged-off loans	50	551	114	256	971
Provision/(releases) for loan losses	8,163	3,403	618	3,758	15,942
Balance at end of period	$20,594	$15,034	$10,090	$7,316	$53,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or for the three months ended September 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$4,562	$870	$882	$410	$6,724
Charged-off loans	20	89	97	87	293
Recoveries on charged-off loans	36	85	52	17	190
Provision/(releases) for loan losses	(648)	20	7	34	(587)
Balance at end of period	$3,930	$886	$844	$374	$6,034

	At or for the nine months ended September 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	824	460	201	515	2,000
Recoveries on charged-off loans	536	311	112	103	1,062
Provision/(releases) for loan losses	1,065	(29)	303	303	1,642
Balance at end of period	$3,930	$886	$844	$374	$6,034

	At or for the three months ended September 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,382	$1,127	$618	$484	$5,611
Charged-off loans	119	181	25	245	570
Recoveries on charged-off loans	9	104	14	32	159
Provision/(releases) for loan losses	115	(41)	(15)	164	223
Balance at end of period	$3,387	$1,009	$592	$435	$5,423

	At or for the nine months ended September 30, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,831	336	1,078	938	4,183
Recoveries on charged-off loans	274	199	50	376	899
Provision/(releases) for loan losses	1,088	21	1,022	662	2,793
Balance at end of period	$3,387	$1,009	$592	$435	$5,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the allowance for loan losses as of September 30, 2019 and December 31, 2018:

	At September 30, 2019
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	7	88	109	44	248
Collectively evaluated for impairment	23,441	18,844	8,653	5,010	55,948
Total	$23,448	$18,932	$8,762	$5,054	$56,196

	At December 31, 2018
Business Activities Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated for impairment	21,723	16,455	10,407	7,357	55,942
Total	21,732	16,504	10,535	7,368	56,139

	At September 30, 2019
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	113	1	8	6	128
Collectively evaluated for impairment	3,817	885	836	368	5,906
Total	$3,930	$886	$844	$374	$6,034

	At December 31, 2018
Acquired Loans (In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated for impairment	3,144	1,060	594	435	5,233
Total	3,153	1,064	630	483	5,330

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time for ASC 310-30 loans. At September 30, 2019, the allowance for loan losses related to acquired loans under ASC 310-30 and ASC 310-20 was $6.0 million using the above mentioned criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at September 30, 2019 and December 31, 2018:

Business Activities Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Grade:
Pass	$307,085	$327,792	$2,361,054	$2,198,129	$2,668,139	$2,525,921
Special mention	8,613	—	24,201	9,805	32,814	9,805
Substandard	4,794	—	51,504	52,985	56,298	52,985
Total	$320,492	$327,792	$2,436,759	$2,260,919	$2,757,251	$2,588,711

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total commercial and industrial loans
(In thousands)	September 30, 2019	December 31, 2018
Grade:
Pass	$1,292,835	$1,469,139
Special mention	61,327	14,279
Substandard	27,007	29,176
Doubtful	2,361	944
Total	$1,383,530	$1,513,538

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Grade:
Pass	$2,244,878	$2,314,657	$9,653	$9,582	$2,254,531	$2,324,239
Special mention	1,225	1,619	—	—	1,225	1,619
Substandard	3,055	1,440	—	—	3,055	1,440
Total	$2,249,158	$2,317,716	$9,653	$9,582	$2,258,811	$2,327,298

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Performing	$277,518	$289,028	$557,150	$645,537	$834,668	$934,565
Nonperforming	1,265	933	2,930	1,699	4,195	2,632
Total	$278,783	$289,961	$560,080	$647,236	$838,863	$937,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Grade:
Pass	$57,734	$24,519	$1,151,715	$743,684	$1,209,449	$768,203
Special mention	—	—	5,487	9,086	5,487	9,086
Substandard	2,106	701	54,168	33,520	56,274	34,221
Total	$59,840	$25,220	$1,211,370	$786,290	$1,271,210	$811,510

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total commercial and industrial loans
(In thousands)	September 30, 2019	December 31, 2018
Grade:
Pass	$434,018	$439,602
Special mention	6,415	11,374
Substandard	21,123	15,532
Total	$461,556	$466,508

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Grade:
Pass	$569,636	$235,173	$5,404	$174	$575,040	$235,347
Special mention	76	144	—	—	76	144
Substandard	4,730	3,635	—	—	4,730	3,635
Total	$574,442	$238,952	$5,404	$174	$579,846	$239,126

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer loans
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Performing	$114,527	$85,968	$52,051	$72,195	$166,578	$158,163
Nonperforming	738	751	258	451	996	1,202
Total	$115,265	$86,719	$52,309	$72,646	$167,574	$159,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower as of September 30, 2019 and December 31, 2018. The table below includes consumer loans that are special mention and substandard accruing that are classified in the above table as performing based on payment activity.

	September 30, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$31,078	$5,229	$36,307	$26,478	$5,947	$32,425
Substandard Accruing	61,952	77,991	139,943	60,698	48,792	109,490
Total Classified	93,030	83,220	176,250	87,176	54,739	141,915
Special Mention	96,206	12,201	108,407	26,333	20,833	47,166
Total Criticized	$189,236	$95,421	$284,657	$113,509	$75,572	$189,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Time less than $100,000	$951,233	$719,689
Time $100,000 through $250,000	2,335,990	2,060,500
Time more than $250,000	670,498	507,528
Total time deposits	$3,957,721	$3,287,717

Included in total deposits are brokered deposits of $1.5 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively. Included in total deposits are reciprocal deposits of $89.1 million and $84.4 million at September 30, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.               BORROWED FUNDS

Borrowed funds at September 30, 2019 and December 31, 2018 are summarized, as follows:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$300,000	2.25%	$1,118,832	2.58%
Total short-term borrowings:	300,000	2.25	1,118,832	2.58
Long-term borrowings:
Advances from the FHLB and other borrowings	604,149	2.14	309,466	2.17
Subordinated borrowings	74,188	7.00	74,054	7.00
Junior subordinated borrowing - Trust I	15,464	4.00	15,464	4.50
Junior subordinated borrowing - Trust II	7,339	3.82	—	—
Total long-term borrowings:	701,140	2.72	398,984	3.16
Total	$1,001,140	2.58%	$1,517,816	2.73%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2019 and December 31, 2018.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended September 30, 2019 and December 31, 2018.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at September 30, 2019 include callable advances totaling $10 million and amortizing advances totaling $4.3 million. The advances outstanding at December 31, 2018 include no callable advances and amortizing advances totaling $1.7 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of September 30, 2019 is as follows:

	September 30, 2019
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2019	$190,329	2.29%
2020	420,301	2.25
2021	231,476	2.00
2022	42,560	1.98
2023 and beyond	19,483	2.12
Total FHLB advances	$904,149	2.18%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2019 and December 31, 2018.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $368 thousand and $461 thousand for unamortized debt issuance costs as of September 30, 2019 and December 31 2018, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.00% and 4.50% at September 30, 2019 and December 31, 2018, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 3.82% at September 30, 2019. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2019, the Company held derivatives with a total notional amount of $4.4 billion. The Company had economic hedges and non-hedging derivatives totaling $4.0 billion and $0.4 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.2 billion, risk participation agreements with dealer banks of $0.3 billion, and $0.5 billion in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2019.

The Company pledged collateral to derivative counterparties in the form of cash totaling $102.8 million and securities with an amortized cost of $26.4 million and a fair value of $26.5 million as of September 30, 2019. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2019, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,569	10.2	2.40%	5.09%	$(1,703)
Interest rate swaps on loans with commercial loan customers	1,610,888	6.6	4.42%	3.51%	101,218
Reverse interest rate swaps on loans with commercial loan customers	1,610,888	6.6	3.51%	4.42%	(103,884)
Risk participation agreements with dealer banks	292,645	7.9			411
Forward sale commitments (1)	515,203	0.2			(54)
Total economic hedges	4,039,193				(4,012)

Non-hedging derivatives:
Commitments to lend (1)	406,271	0.2			7,084
Total non-hedging derivatives	406,271				7,084

Total	$4,445,464				$3,072
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2018, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$10,090	10.9	2.72%	5.09%	$(1,240)
Interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.53%	4.04%	11,443
Reverse interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.04%	4.53%	(11,953)
Risk participation agreements with dealer banks	243,806	5.7			237
Forward sale commitments (1)	190,807	0.2			(734)
Total economic hedges	3,138,491				(2,247)

Non-hedging derivatives:
Commitments to lend (1)	165,079	0.2			3,927
Total non-hedging derivatives	165,079				3,927

Total	$3,303,570				$1,680

(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of September 30, 2019, the Company has an interest rate swap with a $9.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.2 million as of September 30, 2019. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(120)	$142	$(463)	$616

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	26,975	(4,721)	91,931	(24,660)
(Unfavorable)/Favorable change in credit valuation adjustment recognized in other non-interest income	(872)	60	(2,156)	391

Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	(26,975)	4,721	(91,931)	24,660

Risk participation agreements:
Unrealized gain recognized in other non-interest income	68	67	174	90

Forward commitments:
Unrealized (loss) recognized in discontinued operations	1,090	587	680	(980)
Realized gain in discontinued operations	(3,343)	115	(9,142)	5,114

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in discontinued operations	$(1,921)	$4,924	$3,157	$18,740
Realized gain in discontinued operations	20,476	3,345	46,189	6,439

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

The Company had net asset positions with its financial institution counterparties totaling $0.8 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively. The Company had net asset positions with its commercial banking counterparties totaling $101.3 million and $21.2 million as of September 30, 2019 and December 31, 2018, respectively. The Company had net liability positions with its financial institution counterparties totaling $106.0 million and $18.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company had net liability positions with its commercial banking counterparties totaling $0.1 million and $9.7 million as of September 30, 2019 and December 31, 2018. The collateral posted by the Company that covered liability positions was $129.3 million and $25.4 million as of September 30, 2019 and December 31, 2018, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2019 and December 31, 2018:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$805	$(18)	$787	$—	$—	$787
Commercial counterparties	101,330	—	101,330	—	—	101,330
Total	$102,135	$(18)	$102,117	$—	$—	$102,117

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(106,232)	$270	$(105,962)	$26,507	$102,837	$23,382
Commercial counterparties	(112)	—	(112)	—	—	(112)
Total	$(106,344)	$270	$(106,074)	$26,507	$102,837	$23,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$9,485	$(3,592)	$5,893	$—	$—	$5,893
Commercial counterparties	21,345	(157)	21,188	—	—	21,188
Total	$30,830	$(3,749)	$27,081	$—	$—	$27,081

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(19,949)	$1,101	$(18,848)	$—	$25,412	$6,564
Commercial counterparties	(9,932)	187	(9,745)	—	—	(9,745)
Total	$(29,881)	$1,288	$(28,593)	$—	$25,412	$(3,181)

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company utilized the implicit lease rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used to discount operating lease liabilities and finance lease liabilities at September 30, 2019 was 3.36% and 5.00%, respectively.

The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term. At September 30, 2019 lease expiration dates ranged from 1 month to 21 years. The weighted average remaining lease term for operating and finance leases at September 30, 2019 was 10.4 years and 15.1 years, respectively.

The following table represents the Consolidated Balance Sheets classification of the Company’s ROU assets and lease liabilities:

(In thousands)		September 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$78,824
Finance lease right-of-use assets	Premises and equipment, net	7,850
Total Lease Right-of-Use Assets		$86,674

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$83,256
Finance lease liabilities	Other liabilities	11,090
Total Lease Liabilities		$94,346
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

Lease expense for operating leases for the three and nine months ended September 30, 2019 was $3.7 million and $10.7 million, respectively. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,829	$10,984
Operating cash flows from finance leases	159	478
Financing cash flows from finance leases	119	315

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	1,149	88,790
Finance leases	—	—
(1) Includes cash flows related to discontinued operations.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2019:

(In thousands)	Operating Leases	Finance Leases
2019	$3,624	$336
2020	13,700	1,031
2021	12,425	1,031
2022	11,207	1,031
2023	9,244	1,037
Thereafter	48,701	11,296
Total undiscounted lease payments (1)	98,901	15,762
Less amounts representing interest (1)	(15,645)	(4,672)
Lease liability (1)	$83,256	$11,090

(1) Includes discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2019	Regulatory Minimum to be Well Capitalized	December 31, 2018	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.0%	N/A	13.0%	N/A
Common equity tier 1 capital to risk weighted assets	11.5	N/A	11.4	N/A
Tier 1 capital to risk weighted assets	11.7	N/A	11.6	N/A
Tier 1 capital to average assets	9.2	N/A	9.0	N/A

Bank
Total capital to risk weighted assets	12.2%	8.0%	12.2%	8.0%
Common equity tier 1 capital to risk weighted assets	11.6	4.5	11.6	4.5
Tier 1 capital to risk weighted assets	11.6	6.0	11.6	6.0
Tier 1 capital to average assets	9.1	4.0	9.0	4.0

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

At September 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2019 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income/(loss)
Components of accumulated other comprehensive income/(loss) is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Other accumulated comprehensive income, before tax:
Net unrealized holding gain/(loss) on AFS securities	$24,210	$(15,267)
Net unrealized holding (loss) on pension plans	(2,753)	(2,753)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense)/benefit on AFS securities	(6,313)	3,814
Net unrealized tax benefit on pension plans	736	736
Accumulated other comprehensive income/(loss)	$15,880	$(13,470)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2019
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$6,159	$(1,576)	$4,583
Less: reclassification adjustment for gains realized in net income	5	(1)	4
Net unrealized holding gain on AFS securities	6,154	(1,575)	4,579
Other comprehensive income	$6,154	$(1,575)	$4,579

Three Months Ended September 30, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(9,923)	$2,546	$(7,377)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(9,929)	2,548	(7,381)
Other comprehensive (loss)	$(9,929)	$2,548	$(7,381)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2019
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$39,486	$(10,129)	$29,357
Less: reclassification adjustment for gains realized in net income	9	(2)	7
Net unrealized holding gain on AFS securities	39,477	(10,127)	29,350
Other comprehensive income	$39,477	$(10,127)	$29,350

Nine Months Ended September 30, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (losses) arising during the period	$(36,925)	$9,478	$(27,447)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(36,931)	9,480	(27,451)
Other comprehensive (loss)	$(36,931)	$9,480	$(27,451)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-01	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	45,310	12,502	(32,808)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income/(loss), for the three and nine ended September 30, 2019 and 2018:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2019
Balance at Beginning of Period	$13,318	$(2,017)	$11,301
Other comprehensive income before reclassifications	4,583	—	4,583
Less: amounts reclassified from accumulated other comprehensive income (loss)	4	—	4
Total other comprehensive income	4,579	—	4,579
Balance at End of Period	$17,897	$(2,017)	$15,880

Three Months Ended September 30, 2018
Balance at Beginning of Period	$(19,021)	$(2,245)	$(21,266)
Other comprehensive (loss) before reclassifications	(7,377)	—	(7,377)
Less: amounts reclassified from accumulated other comprehensive income (loss)	4	—	4
Total other comprehensive (loss)	(7,381)	—	(7,381)
Balance at End of Period	$(26,402)	$(2,245)	$(28,647)

Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income before reclassifications	29,357	—	29,357
Less: amounts reclassified from accumulated other comprehensive income	7	—	7
Total other comprehensive income	29,350	—	29,350
Balance at End of Period	$17,897	$(2,017)	$15,880

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$6,008	$(1,847)	$4,161
Other comprehensive (loss) before reclassifications	(27,447)	—	(27,447)
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive (loss)	(27,451)	—	(27,451)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	4,959	398	5,357
Balance at End of Period	$(26,402)	$(2,245)	$(28,647)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income/(loss) for the three and nine ended September 30, 2019 and 2018:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2019	2018	is Presented
Realized gains on AFS securities:
	$5	$6	Non-interest income
	(1)	(2)	Tax expense
	4	4	Net of tax

Total reclassifications for the period	$4	$4	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2019	2018	is Presented
Realized gains on AFS securities:
	$9	$6	Non-interest income
	(2)	(2)	Tax expense
	7	4	Net of tax

Total reclassifications for the period	$7	$4	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Income from continuing operations	$20,659	$33,069	$68,885	$92,151
Income from discontinued operations	1,957	(842)	2,814	(645)
Net income	$22,616	$32,227	$71,699	$91,506

Average number of common shares issued	51,903	46,212	49,068	46,212
Less: average number of treasury shares	1,089	790	855	816
Less: average number of unvested stock award shares	435	435	410	430
Plus: average participating preferred shares	1,043	1,043	1,043	1,043
Average number of basic shares outstanding	51,422	46,030	48,846	46,009
Plus: dilutive effect of unvested stock award shares	87	202	109	186
Plus: dilutive effect of stock options outstanding	36	31	32	31
Average number of diluted shares outstanding	51,545	46,263	48,987	46,226

Basic earnings per common share:
Continuing operations	$0.40	$0.72	$1.41	$2.00
Discontinued operations	0.04	(0.02)	0.06	(0.01)
Total	$0.44	$0.70	$1.47	$1.99

Diluted earnings per common share:
Continuing operations	$0.40	$0.72	$1.40	$1.99
Discontinued operations	0.04	(0.02)	0.06	(0.01)
Total	$0.44	$0.70	$1.46	$1.98

For the nine months ended September 30, 2019, 296 thousand shares of restricted stock and 60 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the nine months ended September 30, 2018, 245 thousand shares of restricted stock and 25 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2019 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2018	371	$33.63	31	$10.82
Granted	284	29.51	—	—
Acquired	—	—	133	23.99
Stock options exercised	—	—	(6)	11.40
Stock awards vested	(130)	31.76	—	—
Forfeited	(59)	33.18	—	—
Expired	—	—	—	—
September 30, 2019	466	$32.54	158	$21.02
Exercisable options at September 30, 2019			158	$21.02

During the three and nine months ended September 30, 2019, proceeds from stock option exercises totaled $55 thousand and $69 thousand, respectively. There were no options exercised during the three months ended September 30, 2018. During the nine months ended September 30, 2018 proceeds from stock option exercises totaled $102 thousand. During the three and nine months ended September 30, 2019, there were 3 thousand and 130 thousand shares issued in connection with vested stock awards, respectively. During the three and nine months ended September 30, 2018, there were 3 thousand and 153 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.5 million and $1.5 million during the three months ended September 30, 2019 and 2018. Stock-based compensation expense totaled $3.5 million and $4.3 million during the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,145	$11,145
Securities available for sale:
Municipal bonds and obligations	—	116,781	—	116,781
Agency collateralized mortgage obligations	—	843,852	—	843,852
Agency residential mortgage-backed securities	—	174,216	—	174,216
Agency commercial mortgage-backed securities	—	60,971	—	60,971
Corporate bonds	—	129,021	—	129,021
Other bonds and obligations	—	44,763	—	44,763
Marketable equity securities	58,539	1,057	—	59,596
Loans held for sale (1)	—	215,314	—	215,314
Derivative assets (1)	—	101,442	7,084	108,526
Capitalized servicing rights (1)	—	—	16,413	16,413
Derivative liabilities (1)	54	105,400	—	105,454
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$11,212	$11,212
Securities available for sale:
Municipal bonds and obligations	—	111,207	—	111,207
Agency collateralized mortgage obligations	—	930,884	—	930,884
Agency residential mortgage-backed securities	—	170,321	—	170,321
Agency commercial mortgage-backed securities	—	58,925	—	58,925
Corporate bonds	—	119,956	—	119,956
Other bonds and obligations	—	8,354	—	8,354
Marketable equity securities	56,074	564	—	56,638
Loans held for sale (1)	—	96,233	—	96,233
Derivative assets (1)	—	31,727	3,927	35,654
Capitalized servicing rights (1)	—	—	11,485	11,485
Derivative liabilities (1)	734	33,239	—	33,973

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended September 30, 2019.

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

			Aggregate Fair Value
September 30, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$6,109	$6,024	$85
Loans held for sale - discontinued operations	209,205	204,335	4,870
Total loans held for sale	$215,314	$210,359	$4,955

			Aggregate Fair Value
December 31, 2018	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$2,183	$2,140	$43
Loans held for sale - discontinued operations	94,050	90,879	3,171
Total loans held for sale	$96,233	$93,019	$3,214

The changes in fair value of loans held for sale for the three months ended September 30, 2019, were losses of $49 thousand from continuing operations and $0.9 million from discontinued operations. The changes in fair value of loans held for sale for the nine months ended September 30, 2019, were gains of $42 thousand from continuing operations and $1.7 million from discontinued operations. There were no changes in fair value of loans held for sale from continuing operations for the three months ended September 30, 2018. The changes in fair value of loans held for sale from discontinued operations for the three months ended September 30, 2018 were losses of $1.4 million. The changes in fair value of loans held for sale for the nine months ended September 30, 2018, were losses of $20 thousand from continuing operations and $2.5 million from discontinued operations. During the three months ended September 30, 2019, originations of loans held for sale from continuing operations totaled $22.6 million and sales of loans originated for sale from continuing operations totaled $25.1 million. During the nine months ended September 30, 2019, originations of loans held for sale from continuing operations totaled $51.5 million and sales of loans originated for sale from continuing operations totaled $48.6 million. During the three months ended September 30, 2018, originations of loans held for sale from continuing operations totaled $15.5 million and sales of loans originated for sale from continuing operations totaled $16.1 million. During the nine months ended September 30, 2018, originations of loans held for sale from continuing operations totaled $40.8 million and sales of loans originated for sale from continuing operations totaled $39.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 and 2018.

	Assets (Liabilities)
				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended September 30, 2019
June 30, 2019	$11,210	$9,005	$—	$11,206
Unrealized gain/(loss), net recognized in other non-interest income	109	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	19,915	—	(1,381)
Paydown of trading security	(174)	—	—	—
Transfers to held for sale loans	—	(21,836)	—	—
Additions to servicing rights	—	—	—	6,588
September 30, 2019	$11,145	$7,084	$—	$16,413

Nine Months Ended September 30, 2019
December 31, 2018	$11,212	$3,927	$—	$11,485
Unrealized gain, net recognized in other non-interest income	454	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	48,254	—	(4,495)
Paydown of trading security	(521)	—	—	—
Transfers to held for sale loans	—	(45,097)	—	—
Additions to servicing rights	—	—	—	9,423
September 30, 2019	$11,145	$7,084	$—	$16,413

Unrealized gains relating to instruments still held at September 30, 2019	$1,576	$7,084	$—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Capitalized
	Trading	Commitments	Forward	Servicing
(In thousands)	Security	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended September 30, 2018
June 30, 2018	$11,483	$7,285	$—	$7,839
Unrealized gain/(loss), net recognized in other non-interest income	(138)	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	13,351	—	7
Paydown of trading security	(166)	—	—	—
Transfers to held for sale loans	—	(15,712)	—	—
Additions to servicing rights	—	—	—	2,509
September 30, 2018	$11,179	$4,924	$—	$10,355

Nine Months Ended September 30, 2018
December 31, 2017	$12,277	$5,259	$19	$3,834
Unrealized gain, net recognized in other non-interest income	(603)	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	22,639	(19)	811
Paydown of trading security	(495)	—	—	—
Transfers to held for sale loans	—	(22,974)	—
Additions to servicing rights	—	—	—	5,710
September 30, 2018	$11,179	$4,924	$—	$10,355

Unrealized gains relating to instruments still held at September 30, 2018	$919	$4,924	$—	—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,145	Discounted Cash Flow	Discount Rate	1.96%

Commitments to lend (1)	7,084	Historical Trend	Closing Ratio	77.53%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	16,413	Discounted cash flow	Constant Prepayment Rate (CPR)	11.80%
			Discount Rate	10.00%
Total	$34,642
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$11,212	Discounted Cash Flow	Discount Rate	3.07%

Commitments to lend (1)	3,927	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized servicing rights (1)	11,485	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.30%
			Discount Rate	10.00%
Total	$26,624

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

	September 30, 2019	December 31, 2018	Fair Value Measurement Date as of September 30, 2019
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Impaired loans	$8,943	$4,892	September 2019
Capitalized servicing rights	14,354	11,891	September 2019
Total	$23,297	$16,783

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$8,943	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	15.90% to 72.16% (1.30%)
			Appraised Value	$3.9 to $1,550 ($761.4)
Capitalized servicing rights	14,354	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.28% to 13.55% (12.06%)
			Discount Rate	10.00% to 13.50% (11.69%)
Total	$23,297

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$4,892	Fair Value of Collateral	Discounted Cash Flow - loss severity	0.00% to 51.16% (6.75%)
			Appraised Value	$0.3 to $877 ($363)
Capitalized servicing rights	11,891	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.74% to 11.29% (9.74%)
			Discount Rate	10.00% to 14.13% (11.99%)
Total	$16,783

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2019 and December 31, 2018.

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

	September 30, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$302,095	$302,095	$302,095	$—	$—
Trading security	11,145	11,145	—	—	11,145
Marketable equity securities	59,596	59,596	58,539	1,057	—
Securities available for sale	1,369,604	1,369,604	—	1,369,604	—
Securities held to maturity	364,675	381,433	—	363,542	17,891
FHLB bank stock and restricted securities	56,049	N/A	N/A	N/A	N/A
Net loans	9,656,411	9,905,964	—	—	9,905,964
Loans held for sale (1)	415,105	417,599	—	215,314	202,285
Accrued interest receivable	39,658	39,658	—	39,658	—
Derivative assets (1)	108,526	108,526	—	101,442	7,084
Financial Liabilities
Total deposits	$10,423,318	$10,436,406	$—	$10,436,406	$—
Short-term debt	300,000	299,970	—	299,970	—
Long-term Federal Home Loan Bank advances	604,149	604,540	—	604,540	—
Subordinated borrowings	96,991	100,522	—	100,522	—
Derivative liabilities (1)	105,454	105,454	54	105,400	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$183,189	$183,189	$183,189	$—	$—
Trading security	11,212	11,212	—	—	11,212
Marketable equity securities	56,638	56,638	56,074	564	—
Securities available for sale and other	1,399,647	1,399,647	—	1,399,647	—
Securities held to maturity	373,763	371,224	—	353,182	18,042
FHLB bank stock and restricted securities	77,344	N/A	N/A	N/A	N/A
Net loans	8,981,784	9,026,442	—	—	9,026,442
Loans held for sale (1)	96,233	96,233	—	96,233	—
Accrued interest receivable	36,879	36,879	—	36,879	—
Derivative assets (1)	35,654	35,654	—	31,727	3,927
Financial Liabilities
Total deposits	$8,982,381	$8,970,321	$—	$8,970,321	$—
Short-term debt	1,118,832	1,118,820	—	1,118,820	—
Long-term Federal Home Loan Bank advances	309,466	308,336	—	308,336	—
Subordinated borrowings	89,518	97,376	—	97,376	—
Derivative liabilities (1)	33,973	33,973	734	33,239	—

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 31,
(In thousands)	2019	2018	2019	2018
Net interest income from continuing operations	$96,871	$88,385	$273,925	$263,434
Provision for loan losses	22,600	6,628	30,068	18,735
Net interest income from continuing operations after provision for loan losses	$74,271	$81,757	$243,857	$244,699

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

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PER SHARE DATA (1)
Net earnings per common share, diluted	$0.44	$0.70	$1.46	$1.98
Adjusted earnings per common share, diluted (1)	0.46	0.72	1.70	2.08
Total book value per common share	34.36	32.84	34.36	32.84
Tangible book value per common share (2)	22.42	20.68	22.42	20.68
Dividend per common share	0.23	0.22	0.69	0.66
Dividend per preferred share	0.46	0.44	1.38	1.32
Common stock price:
High	33.33	44.25	33.33	44.25
Low	28.20	40.00	26.02	35.80
Close	29.29	40.70	29.29	40.70
PERFORMANCE RATIOS (3)
Return on assets	0.67%	1.08%	0.74%	1.05%
Adjusted return on assets (1)	0.71	1.12	0.88	1.12
Return on equity	5.12	8.27	5.70	7.96
Adjusted return on equity (1)	5.35	8.49	6.64	8.42
Adjusted return on tangible common equity (1)	8.74	14.02	10.74	14.07
Net interest margin, fully taxable equivalent (FTE) (4) (6)	3.22	3.32	3.19	3.39
Fee income/Net interest and fee income	17.61	18.06	17.13	24.69
Efficiency ratio (2)	53.37	52.20	56.30	53.21
GROWTH RATIOS
Total commercial loans, (organic, annualized)	(8)%	6%	(9)%	5%
Total loans, (organic, annualized)	(9)	9	(9)	10
Total deposits, (organic, annualized)	(5)	(3)	2	—
Total net revenues, (compared to prior year period)	9	18	4	22
Earnings per share, (compared to prior year period)	(37)	23	(26)	28
Adjusted earnings per share (compared to prior-year period)(2)	(36)	19	(18)	37
FINANCIAL DATA: (In millions)
Total assets	$13,532	$12,030	$13,532	$12,030
Total earning assets	12,174	10,957	12,174	10,957
Total securities	1,861	1,918	1,861	1,918
Total borrowings	1,001	1,540	1,001	1,540
Total loans	9,719	8,905	9,719	8,905
Allowance for loan losses	62	58	62	58
Total intangible assets	602	553	602	553
Total deposits	10,423	8,766	10,423	8,766
Total stockholders’ equity	1,772	1,532	1,772	1,532
Net Income	22.6	32.2	71.7	91.5
Adjusted income (2)	23.7	33.1	83.5	96.8
Purchased accounting accretion	4.8	4.6	9.3	15.8

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.92%	0.19%	0.41%	0.19%
Total non-performing assets/total assets	0.28	0.30	0.27	0.30
Allowance for loan losses/total loans	0.64	0.66	0.64	0.66
Loans/deposits	93	102	93	102
Shareholders' equity to total assets	13.10	12.74	13.10	12.74
Tangible shareholders' equity to tangible assets (2)	9.05	8.53	9.05	8.53

FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$96,871	$88,385	$273,925	$263,434
Non-interest income from continuing operations	21,406	20,034	60,640	58,549
Net revenue from continuing operations	118,277	108,419	334,565	321,983
Provision for loan losses	22,600	6,628	30,068	18,735
Non-interest expense from continuing operations	71,011	59,627	219,570	186,520
Net income	22,616	32,227	71,699	91,506
Adjusted Income (1)	23,664	33,087	83,513	96,846
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

(6)
The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended September 30, 2019 and 2018 was 0.16% and 0.17%, respectively. The increase for the nine months ended September 30, 2019 and 2018 was 0.14% and 0.15%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,998	4.92%	$3,331	4.67%	$3,700	4.95%	$3,296	4.84%
Commercial and industrial loans	1,951	5.58	1,824	6.22	1,998	5.74	1,817	5.71
Residential mortgages	2,849	3.73	2,460	3.66	2,707	3.74	2,290	3.65
Consumer loans	1,036	4.55	1,121	4.27	1,060	4.51	1,116	4.14
Total loans (1)	9,834	4.67	8,736	4.66	9,465	4.72	8,519	4.61
Investment securities (2)	1,847	3.41	1,929	3.32	1,879	3.42	1,931	3.36
Short term investments & loans held for sale (3)	310	4.11	48	3.82	166	3.69	32	3.70
Total interest-earning assets	11,991	4.45	10,713	4.41	11,510	4.49	10,482	4.36
Intangible assets	604	X	554		570	X	555
Other non-interest earning assets	669		502		607	X	508
Assets from discontinued operations	204		141		171	X	141
Total assets	$13,468		$11,910		$12,858		$11,686

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,112	0.61%	$845	0.58%	$1,043	0.64%	$793	0.44%
Money market	2,625	1.27	2,349	0.92	2,493	1.25	2,463	0.84
Savings	838	0.13	741	0.15	786	0.15	745	0.14
Time	4,159	2.02	3,275	1.76	3,730	2.05	3,024	1.57
Total interest-bearing deposits	8,734	1.43	7,209	1.18	8,052	1.43	7,025	1.04
Borrowings and notes (4)	816	3.12	1,375	2.42	1,200	2.96	1,352	2.24
Total interest-bearing liabilities	9,550	1.57	8,584	1.38	9,252	1.63	8,377	1.23
Non-interest-bearing demand deposits	1,865		1,636		1,694		1,659
Other non-interest earning liabilities	257		120		215		95
Liabilities from discontinued operations	28		12		20		21
Total liabilities	11,700		10,352		11,181		10,152

Total preferred shareholders' equity	41		41		41		41
Total common shareholders' equity	1,727		1,517		1,636		1,493
Total shareholders’ equity (2)	1,768		1,558		1,677		1,534
Total liabilities and stockholders’ equity	$13,468		$11,910		$12,858		$11,686

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.88%		3.03%		2.86%		3.14%
Net interest margin (5)		3.22		3.32		3.19		3.39
Cost of funds		1.32		1.16		1.38		1.03
Cost of deposits		1.18		0.96		1.19		0.84

Supplementary data
Total deposits (In millions)	$10,598		$8,844		$9,744		$8,684
Fully taxable equivalent income adj. (In thousands) (6)	1,826		1,807		5,517		5,660
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased accounting accretion totaled $4.8 and $4.6 million for the three months ended September 30, 2019 and 2018, respectively. Purchased accounting accretion totaled $9.3 and $15.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Charges related to merger and acquisition activity consist primarily of severance/benefit related expenses, contract termination costs, system conversion costs, variable compensation expenses, and professional fees. Restructuring costs consist primarily of lease termination costs related to branch consolidations and severance costs resulting from changes in business lines and other staff adjustments related to the Company’s strategic review. Discontinued operations relate to the Company’s national mortgage banking operations which are being marketed for sale.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
GAAP Net income		$22,616	$32,227	$71,699	$91,506
Adj: Net (gains)/losses on securities (1)		(87)	(88)	(2,655)	696
Adj: Net (gains) on sale of business operations and assets		—	—	—	(460)
Adj: Merger and acquisition expense		3,802	198	15,122	6,138
Adj: Restructuring and other expense		361	—	7,211	—
Adj: (Income)/loss from discontinued operations before income taxes		(2,747)	1,147	(3,975)	883
Adj: Income taxes		(281)	(397)	(3,889)	(1,917)
Total adjusted income (non-GAAP) (2)	(A)	$23,664	$33,087	$83,513	$96,846

GAAP Total revenue		$118,277	$108,419	$334,565	$321,983
Adj: (Gains)/losses on securities, net (1)		(87)	(88)	(2,655)	696
Adj: Net (gains) on sale of business operations and assets		—	—	—	(460)
Total operating revenue (non-GAAP) (2)	(B)	$118,190	$108,331	$331,910	$322,219

GAAP Total non-interest expense		$71,011	$59,627	$219,570	$186,520
Less: Total non-operating expense (see above)		(4,163)	(198)	(22,333)	(6,138)
Operating non-interest expense (non-GAAP) (2)	(C)	$66,848	$59,429	$197,237	$180,382

(In millions, except per share data)
Total average assets	(D)	$13,468	$11,910	$12,857	$11,687
Total average shareholders’ equity	(E)	1,768	1,558	1,677	1,534
Total average tangible shareholders’ equity (2)	(F)	1,164	1,004	1,106	978
Total average tangible common shareholders' equity (2)	(G)	1,124	963	1,066	937
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,170	979	1,170	979
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,130	939	1,130	939
Total tangible assets, period-end (2)(3)	(J)	12,930	11,477	12,930	11,477
Total common shares outstanding, period-end (thousands)	(K)	50,394	45,420	50,394	45,420
Average diluted shares outstanding (thousands)	(L)	51,545	46,263	48,987	46,226

Earnings per common share, diluted		$0.44	$0.70	$1.46	$1.98
Adjusted earnings per common share, diluted (2)	(A/L)	0.46	0.72	1.70	2.08
Book value per common share, period-end		34.36	32.84	34.36	32.84
Tangible book value per common share, period-end (2)	(I/K)	22.42	20.68	22.42	20.68
Total shareholders' equity/total assets		13.10	12.74	13.10	12.74
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	9.05	8.53	9.05	8.53

Performance ratios (4)
GAAP return on assets		0.67%	1.08%	0.74%	1.05%
Adjusted return on assets (2)	(A/D)	0.71	1.12	0.88	1.12
GAAP return on equity		5.12	8.27	5.70	7.96
Adjusted return on equity (2)	(A/E)	5.35	8.49	6.64	8.42
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	8.74	14.02	10.74	14.07
Efficiency ratio (2)	(C-O)/(B+M+P)	53.37	52.20	56.30	53.21
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$2,382	$1,374	$5,447	$4,089
Non-interest income charge on tax-credit investments (7)	(N)	(1,942)	(1,112)	(4,459)	(3,212)
Net income on tax-credit investments	(M+N)	440	262	988	877

Intangible amortization	(O)	1,526	1,218	4,201	3,732
Fully taxable equivalent income adjustment	(P)	1,826	1,807	5,517	5,660
__________________________________________________________________________________________

(1)	Net securities (gains) for the periods ending September 30, 2019 and 2018 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

(2)	Non-GAAP financial measure.

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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire is driven by its values and culture as summarized below:

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

SUMMARY
In the first nine months of the year, Berkshire completed a strategic review, initiated new financial strategies, adopted a new core strategic focus, and completed the second largest bank acquisition in its history. These events have repositioned the Company in important ways, which are discussed throughout Management’s Discussion and Analysis. The Company’s actions are targeted to strengthen the Bank’s franchise and improve shareholder value over the decades ahead.

Berkshire’s GAAP net income and earnings per share decreased in the third quarter and for the first nine months of 2019, compared to the same periods of 2018. Nine month GAAP results were $1.47 per share in 2019 and $1.99 per share in 2018. This decrease in 2019 was due in part to merger and restructuring/other charges. The decrease also included the impact of the write-off of a $16 million participation in a commercial loan in September 2019 related to a potential borrower fraud, which reduced earnings per share by $0.23. Third quarter GAAP earnings per share totaled $0.44 in 2019, compared to $0.70 in 2018.

The non-GAAP measures of adjusted income and adjusted earnings per share exclude amounts not viewed as related to normalized operations and shown in the Reconciliation of Non-GAAP Financial Measures section of this report. Estimated per share after-tax changes in adjusting items in 2019 include $0.13 in higher merger charges related to the acquisition of SI Financial Group (“SIFI”) and $0.11 in higher restructuring/other charges. These items were partially offset by a $0.07 improvement in operating results of the discontinued national mortgage banking operations and a $0.05 improvement in net securities gains/losses. Nine month adjusted results were $1.70 in 2019 and $2.08 in 2018. Third quarter adjusted earnings per share totaled $0.46 in 2019 compared to $0.72 in 2018. This $0.26 decrease included the $0.23 impact from the loan charge-off noted above.

Most categories of income and expense in 2019, and diluted shares, were impacted by the SIFI acquisition. The third quarter was the first full quarter including these operations. The third quarter was also the first full quarter with common stock repurchases under the repurchase program approved by the Board at the end of the first quarter. Operating revenue and expense in all periods are presented based on results of continuing operations and excluding national mortgage banking operations which were classified as discontinued and are held for sale. Additionally, based on a strategic review at the start of 2019, the Company took certain actions regarding business lines, balance sheet structure, expense management, and capital management as further discussed below.

Due to the above changes, management has focused on third quarter adjusted earnings per share as most indicative of the Company’s current operating strategies, compared to prior periods. As previously noted, third quarter adjusted earnings per share decreased by $0.26 year-over-year including the $0.23 impact of the $16 million loan charge-off. Before this loan charge, third quarter adjusted earnings per share totaled $0.69 in 2019, compared to $0.72 in 2018. Operating results in 2019 were negatively impacted by higher loan charge-offs and a lower net interest margin. The charge-offs were primarily related to this one loan charge and a write-down of one other asset that has been in workout for several quarters. All other net charge-offs and credit performance metrics have remained at generally favorable levels. The reduction in the net interest margin reflects higher deposit costs which have followed with a lag the increases in market interest rates in 2018 and the first half of 2019.

Due to the ongoing pressures on the net interest margin and the potential for lower purchase accounting accretion from relatively high levels in 2018, the Company undertook a strategic review early in 2019 in order to identify actions to improve profitability and deliver higher quality, more sustainable earnings streams. The first component of this four component review focused on non-strategic, non-relationship business lines. As a result of this review, the Company ceased originating indirect auto loans and classified its First Choice Loan Services (“FCLS”) national mortgage banking operations as discontinued and held for sale. The second component of the review was a balance sheet restructuring to reduce certain lower return, non-relationship earning assets funded with higher cost wholesale funds with a goal of supporting the net interest margin. Most major categories of loans and investment securities have declined based on this change, and wholesale funding has been reduced by approximately $450 million during the year-to-date. The third component was an efficiency review performed with assistance from a prominent third party firm. As a result, staff has been organically reduced and the efficiency ratio measured 53% in the most recent quarter. The final component of the strategic review focused on releasing capital freed up from the other initiatives, and the Board approved a 2.4 million share common stock repurchase program, under which management initiated share repurchases late in the second quarter.

In 2019, the Company has adjusted its future strategies away from an emphasis on growth through acquisition. The Company has established its core focus on building a 21st century community bank distinguished by values of diversity, equity, and inclusion. The Company has established a Be FIRST values statement and undertaken new initiatives which are further described below. Berkshire is investing to future proof itself over the coming decades and to be a desirable relationship partner based on leadership initiatives that serve underbanked markets and community needs which are attractive to the values based preferences of younger and more diverse demographics, with innovative service offerings and a competitive digital delivery platform.

The Company added three new Board members in June 2019: Baye Adofo-Wilson (age 51), Rheo Brouillard (age 65), and William Hughes (age 56). They represent newer markets, enhance the Company’s diversity, and add new expertise in technology and community development finance. In October 2019, the Company announced that its Board of Directors has unanimously elected J. Williar Dunlaevy to serve as its Chairman, effective December 1, 2019. Mr. Dunlaevy will replace William J. Ryan as the Company’s Chairman, with Mr. Ryan remaining on the Board of Directors. A former bank CEO, Mr. Dunlaevy has served as a director since 2011 and is designated as independent and a financial expert by the Board of Directors under the rules of the Securities and Exchange Commission. The Bank has similarly elected Mr. Dunlaevy as Board Chair.

In 2019, community organizer Malia Lazu, was appointed as EVP/Chief Experience and Culture Officer, and SVP Jacqueline Courtwright was promoted to Chief Human Resources Officer. In June, over 90% of Berkshire’s employees joined together in its fourth annual Xtraordinary Day of Service, donating more than 6,000 hours of service at 37 projects throughout Berkshire’s footprint. Berkshire Bank was named as the winner of the 2019 North American Employee Engagement Award for Social Responsibility. The Company issued its first annual Corporate Social Responsibility report in March 2019. The Company’s many social responsibility initiatives are now reported at www.berkshirebank.com/About/Who-We-Are/Corporate-Responsibility.

BE FIRST PROGRAM UPDATE
Expanding our base of commercial and individual customers. Including our new SI Financial operations, Berkshire has a strong geographic footprint throughout the Northeast. This footprint provides an array of diverse market demographics which provide significant opportunity for expansion. Berkshire Bank is pursuing a number of initiatives to increase market share among demographics that have typically been left behind by traditional banks (and their products/services), with a particular focus on African Americans and Latinos.
Pilot Projects to support minority business enterprises. Berkshire Bank is creating storefronts in traditionally minority communities/downtown areas to provide access to working space, business advice and financial products. The first storefront is being developed in Roxbury, MA and there are plans to expand these storefronts in our footprint and selectively in adjacent markets. In the third quarter, the Bank launched the “Friends and Family” fund in coordination with the Runway Project to provide seed capital to minority business enterprises funded by CD products offered for this purpose. The Bank is also taking a leadership role in the Boston area Business Equity Fund, which provides rigorously vetted traditional loan products to minority business enterprises that have participated in the existing Business Equity Initiative.
Efforts to better connect Berkshire Bank to minority communities. The Bank is sponsoring and actively participating in community-based events, including the Dimock Community Health Center (Stepping Out), NAACP (Freedom Fund Dinner), LGBT Chamber, Union Chapel Speaker series, and the Black Economic Alliance.
Enhancing diversity, equity and inclusion initiatives within Berkshire Bank. The Bank is focusing on bank products, services and operations that are conducted in a way that draws minority customers. The Bank is participating in the CEO Action for Diversity and Inclusion. Earlier this year, the Bank launched its Be FIRST values program, which is being enhanced throughout the year.

ACQUISITION OF SI FINANCIAL GROUP, INC.
The acquisition of SI Financial, headquartered in Willimantic CT, added 23 branches in eastern Connecticut and in the Newport, RI area. The acquired assets had a net fair value totaling $1.7 billion, including $1.3 billion in loans and $1.3 billion in deposits. The core banking systems were converted on October 4 and all merger related activity is expected to be completed by the end of 2019. The merger was completed on time and on plan, and merger costs are expected to remain within the original $29 million estimate. The acquisition is planned to be accretive to earnings per share after cost saves are completed.

On May 17, 2019, Berkshire completed the acquisition of SI Financial Group, Inc. (“SIFI”), which added the Savings Institute operations consisting of 23 branches and $1.7 billion in total assets in eastern Connecticut and Rhode Island. The acquisition included $1.3 billion in loans and $1.3 billion in deposits. The SIFI franchise is a mostly rural and suburban franchise viewed as economically stable and with an historically attractive loan and deposit structure. The merger was completed on time and on plan. Berkshire views the business retention as good based on experience through September 30, 2019. The systems conversion was completed early in the fourth quarter of 2019. At the acquisition date, SIFI had assets with a gross fair value totaling $1.7 billion and a net fair value of $140 million net of liabilities. Berkshire recorded $177 million in total merger consideration, consisting primarily of the issuance of 5.7 million Berkshire common shares. Goodwill was recorded in the amount of $36 million, and the core deposit intangibles were recorded at $18 million. Most Berkshire consolidated balance sheet and income statement categories increased as a result of the merger.

Berkshire targets to achieve cost savings related efficiencies totaling approximately $12 million, or 30% of SIFI annualized non-interest expense, which was reported by SIFI as $41 million in 2018. The Company continues to expect that it will remain within its target of approximately $29 million in total pre-tax transaction costs, or $23 million after-tax. Including all purchase accounting and targeted transaction costs the Company estimates that the transaction will be approximately $0.45 dilutive to tangible book value per share. Projected dilution per share is less than originally anticipated primarily due to lower loan discount reflecting lower market interest rates at merger date.

Note 2 - Acquisitions in the Consolidated Financial Statements illustrates the pro forma impact on operations of the combination of Berkshire and SIFI, assuming that the merger was completed on January 1, 2018 and excluding merger costs and planned efficiencies, and based on other assumptions set forth in the statements. This pro forma also excludes the impact of the Durbin Amendment on SIFI revenue and any impacts on the loan loss provision for SIFI loans. Based on the pro forma information, and taking into account the shares issued as merger consideration, the Company's EPS would have been accreted by approximately $0.05 in the first nine months of 2018 and by $0.18 in the first nine months of 2019 based on the pro forma assumptions. The 2019 impact is mainly due to the reversal of merger charges based on required assumptions, which were $0.23 per share, or $16.8 million in total for both Berkshire and SIFI. The total cost savings targeted by the Company equate to approximately $0.17 per share after tax annualized, and are targeted to produce overall positive EPS accretion of the merger when integration is completed.

INTEREST RATE ENVIRONMENT
Interest rates were generally rising in 2018 and the first part of 2019, and the yield curve continued to flatten. This represented the first sustained upward rate environment in about a decade. Interest rates unexpectedly declined near mid-year 2019 due to growing concerns about future economic conditions. In July, the Fed announced the first decrease in its target Fed Funds rate in about a decade. This 25 basis point cut was followed by similar cuts in September and October. Most market rates declined in similar fashion. At period-end, the five and ten year treasury rates were lower than one month and three month rates, signaling an inversion of the yield curve across certain maturities. Flat and inverted yield curves are unfavorable to the loan and deposit spread structure that historically been a principle foundation of spread income in banking.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
Summary: Total assets increased by $1.3 billion, or 11%, to $13.5 billion in the first nine months of 2019, including the $1.7 billion in assets acquired through the SIFI merger. Excluding the SIFI assets, investment securities and loans decreased due to runoff and sales. This reflects the Company’s strategic review and emphasis on adjusting the level and mix of assets to improve capital returns and its customer relationship focus, and to integrate the acquired SIFI portfolio. Delinquent loans and nonperforming assets remained within recent ranges, while net charge-offs and overall criticized assets increased but did not necessitate a significant increase in the loan loss allowance. An increase in brokered deposits resulted in 3% annualized organic time deposit growth, and total non-maturity deposits were flat on an organic basis. Excess funds generated from asset reductions were used to reduce higher cost borrowings and to repurchase common stock. Liquidity and capital metrics were generally stable or improving during the first nine months of the year. SIFI added a stable, lower cost deposit base and extended the Company’s market area in southeastern New England. The acquisition was 100% funded with equity consideration, and tangible book value dilution from the merger was mostly limited to the impact of merger costs on GAAP earnings. Book value per common share increased by 3% to $34.36, and the non-GAAP measure of tangible book value per common share increased by 6% to $22.42.

Securities: Investment securities decreased by $58 million, or 3%, to $1.86 billion in the first nine months of 2019. The SIFI merger added $143 million in securities, which was offset by run-off and securities sales that reduced the portfolio by approximately $200 million. The Company’s strategic review included plans to gradually reduce the investment portfolio and to use these funds to reduce higher cost wholesale funds sources and to repurchase the Company’s common stock. Agency collateralized mortgage obligations decreased, and corporate and other bonds increased, including acquired SIFI securities and treasuries and SBA obligations. The average life of the bond portfolio was 4.3 years at period-end, compared to 5.8 years at the start of the year, reflecting higher prepayment speeds related to lower interest rates at that developed during the year. The fair value of investment securities was a 2.2% premium to book value at period-end, compared to a 1.2% discount at the start of the period due to higher bond prices resulting from lower long-term rates. At period-end, all debt securities which were rated by public rating agencies had an investment grade rating. A total of $92 million in debt securities was not rated by rating agencies. All of these securities were either prefunded with U.S./Agency collateral or rated “pass” or higher in the Company’s internal ratings system except for $5 million in unrated performing local municipal obligations and one substandard $8 million economic development bond which was performing in accordance with its terms. The Company has also increased its use of short-term investments during 2019 to better match its liquidity related to payroll deposit balances which fluctuate daily. The securities yield was 3.41% in the most recent quarter, compared to 3.34% in the fourth quarter of 2018 and 3.32% in the third quarter of 2018.

Loans: Total loans increased by $0.7 billion, or 8%, to $9.7 billion in the first nine months of the year, including $1.3 billion in acquired SIFI loans, which primarily consisted of commercial loans and residential mortgages. Excluding acquired SIFI loans, all major loan categories decreased in the first nine months of the year, except for commercial real estate loans, which were flat on an organic basis. This reflected the Company’s decision to exit certain assets with lower profitability and lower relationship potential. The Company’s lending teams remain active serving qualifying credit demand in its markets, and following selective criteria with an emphasis on credit quality and overall relationship potential and profitability. The Company is expanding its SBA lending operations, selling the guaranteed portion of its originations into the secondary market as a fee oriented business activity.

During the first quarter, the Company exited the business of originating indirect auto loans. The portfolio of auto and other loans decreased through runoff at a 20% organic annualized rate in the first nine months of the year. The portfolio of residential mortgage loans decreased at a 5% annualized organic rate over this period as mortgage prepayment volume accelerated due to higher market refinancings resulting from the drop in interest rates. Berkshire has supplemented its own originations with packages of conforming and jumbo residential mortgages purchased from other New England community banks. In the second quarter, the Company classified its portfolio of commercial aircraft loans as held for sale. The balance of this portfolio was $169 million at third quarter-end. In the third quarter, the Company exited approximately $50 million of non-strategic commercial balances, including $29 million accounted for as held for sale at quarter-end, and subsequently sold. Commercial line usage decreased in the third quarter, and other commercial balances have been allowed to decline based on the Company’s targets for relationship benefit, along with the impact of refinancings related to lower interest rates and the impact of portfolio rebalancing following the merger.

Berkshire’s commercial lending portfolio is managed within granular hold limits across industries and loan types, and the Company’s commercial underwriting in 2019 reflects modest changes tightening eligibility for certain real estate exposures. In September, the Bank learned of a default in a $16 million commercial loan participation secured by business assets and involving potential borrower fraud. In addition to charging-off this balance at quarter-end, the Bank engaged in a review of its participation loans and sector concentrations. There were no material policy or procedural changes identified as necessary based on this review. Berkshire’s total non-owner occupied commercial real estate exposure measured 253% of bank regulatory capital at period-end, compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 34% of bank regulatory capital, compared to the 100% regulatory monitoring guideline. The loan yield decreased to 4.67% in the most recent quarter from 4.94% in the fourth quarter of 2018 and increased slightly from 4.66% in the third quarter of 2018. The contribution from purchased loan accretion for these respective periods was 0.12%, 0.37%, and 0.13%. At period-end, loans repricing within one year were 42% of total loans, loans repricing in 1-5 years were 24% of total loans, and loans repricing over five years were 34% of total loans. At the start of the year, these metrics were 43%, 22%, and 35% respectively.

The Company views SIFI’s historic loan origination and management practices as generally conforming with the Company’s practices and industry norms and the acquired loans are not viewed as significantly changing the Company’s overall credit risk profile. The fair values of acquired SIFI loans were recorded as follows: commercial real estate - $624 million; commercial and industrial - $244 million; residential mortgages - $375 million; and consumer loans - $60 million. The SIFI loans were recorded at a $42 million (or 3.1%) discount to gross carrying value, including a $31 million credit discount and an $11 million interest rate discount.

Asset Quality: Due to the $16 million commercial loan charged-off in September, the Company’s charge-off metrics became unfavorable for the year-to-date, measuring 0.41% of total average loans on an annualized basis. Due to the impact of potential fraud, and based on the information available to the Company as a participant in the loan, the Company determined that the loan collateral may not provide adequate protection for the loan and it was determined to charge-off the balance. The Company will continue to pursue its remedies in this situation. The Company has reviewed its loan participations and industry exposures to determine that policies and procedures are operating as intended to control risk.

Excluding the above loan, net loan charge-offs measured 0.19% annualized for the year-to-date. Other loan performance metrics were generally favorable in the first nine months of 2019. Non-performing assets measured 0.28% of total assets at period-end, which was unchanged from the start of the year. Accruing delinquent loans were 0.55% of total loans at period-end, which was up slightly from 0.49% at the start of the period, and included the impact of the SIFI acquisition. All of the SIFI loans were recorded at fair value and maintained as accruing in accordance with accounting principles. At period-end, all nonaccruing loans had balances under $1 million except for four loans totaling $18 million. At period-end, the total contractual balance of purchased credit impaired loans was $164 million, with a $69 million carrying value, or 38% of the contractual balance. These balances increased from $124 million and $47 million respectively from the start of the year due to the SIFI acquisition. The contractual balance included Boston area taxi medallion loans acquired at a significant merger discount as part of the Commerce acquisition, and which had a net carrying value of approximately $24 million at period-end. The portfolio is evaluated as a pool and is recorded as accruing, and no significant charge-offs have been recorded on these loans. At period-end 66% of this portfolio was delinquent in payments, compared to 52% at the start of the year. The Company continues to collect cash flows sufficient to support the carrying value of this pool.

At period-end, criticized loans totaled $285 million, or 2.1% of total assets, compared to $189 million, or 1.5%, at the start of the year. This was primarily due to a $70 million increase in special mention loans from business activities and a $29 million increase in substandard accruing acquired loans. Classified loans from business activities increased by $6 million. The increase in substandard acquired loans mostly reflects SI Financial loans which were downgraded based on further information reviewed in the third quarter. These loans were marked to market at acquisition. The growth in criticized balances was not viewed by the Company as significantly signaling an increase in inherent loan losses at period-end. Accordingly, the balance of the allowance for loan losses increased by only $1 million and the ratio of the allowance to total loans decreased to 0.64% from 0.68%. Under current accounting principles, no allowance was recorded for the acquired SIFI loans, which were recorded at fair value. As a result, some ratio metrics including acquired loans are not fully comparable across periods. The ratio of the allowance for business activities loans measured 0.78% of related balances at period-end, compared to 0.76% at the start of the year. The category of accruing substandard loans from business activities is viewed by the Company as potential problem loans. The balance of this category was $62 million at third quarter-end, compared to $61 million at the prior year-end.

The Company plans to adopt the Current Expected Credit Loss (“CECL”) accounting standard, ASU No. 2016-13, as of January 1, 2020. The adoption of CECL is expected to increase the allowance for credit losses with a resulting increase to loans for the non-accretable credit discount on existing purchased credit-impaired assets and a negative adjustment to retained earnings for the remaining credit losses for financial assets. The non-accretable credit discount on existing purchased credit-impaired assets was carried with a balance of $90 million at September 30, 2019. Purchased loan accounting accretion includes recoveries related to the resolution of purchased credit impaired loans and has historically contributed significantly to loan interest income in most periods. The increase in total loans resulting from the transfer of the purchase discount may affect the carrying amounts of impaired loans, nonaccruing loans, and criticized loans.

Other Assets: The $205 million balance of loans held for sale at quarter-end included $169 million in commercial aircraft loans and a $29 million package of commercial and industrial loans that were sold subsequent to quarter-end. Goodwill and other intangible assets included the $36 million and $18 million balances, respectively, recorded for the SIFI purchase. Assets from discontinued assets primarily reflect mortgage loans held for sale by the FCLS national mortgage banking operation, which increased seasonally from the start of the year. Other assets increased by $143 million including an $87 million increase from the lease right-of-use asset as described in Note 11, and the SIFI merger also contributed to growth in this category.

Deposits, Borrowings, and Other Liabilities Total deposits increased by $1.4 billion, or 16%, to $10.4 billion during the first nine months of 2019, including $1.3 billion in acquired SIFI deposits. The $0.1 billion organic increase was primarily in brokered time deposits. Total payroll deposits decreased by $40 million to $427 million. The total of all other non-maturity deposits increased at a 2% annualized organic rate. Savings deposits decreased at a 10% annualized rate due to a shift in balances to higher yielding accounts. Excluding the acquired SIFI branches, the midyear year-over-year median increase in branch deposits was 1% and the median branch reported $48 million in deposits as of June 30, 2019. The Company has consolidated six branch offices in 2019, with another two in progress, and is targeting to support deposit retention based on its other strong delivery channels, including nearby branches, its MyBankerTM team of personalized service professionals, and its digital banking channels. The SIFI acquired deposits consisted of $258 million in demand deposits, $138 million in NOW deposits, $190 million in money market deposits, $164 million in savings deposits, and time deposits valued at $585 million. Retention of acquired SI Financial deposits was strong through period-end. The average cost of deposits increased to 1.18% in the most recent quarter, compared to 1.07% in the final quarter of 2018 and 0.96% in the third quarter of 2018. Deposit costs have benefited from the accretion of a fair value mark on the acquired SIFI deposits, which is producing $2 million per quarter in benefit as part of the purchase accounting accretion from this transaction. This reduced overall deposit costs by 8 basis points in the most recent quarter; this accretion is scheduled to be completed in the second quarter of 2020.

Total borrowings decreased by $517 million, or 34%, to $1.0 billion during the first nine months of the year, including the impact of the $153 million increase resulting from the SIFI acquired borrowings. Excess funds from asset reductions were used to decrease higher cost borrowings, in accordance with the Company’s strategic review. The increase in the cost of borrowings reflects reflects the higher proportionate cost of the Company’s subordinated financing compared to the lower balance of total borrowings.

The Company measures the ratio of its wholesale funds to total assets as a measure of liquidity. This ratio improved, decreasing to 18% at period-end from 23% at the start of the year. Wholesale funds are defined as borrowings plus brokered deposits, and totaled $2.4 billion at period-end, compared to $2.9 billion at the start of the year. The benefit of the reduction in wholesale funding is reflected in the 16 basis point year-over-year increase in the third quarter cost of funds, and the 10 basis point reduction in the net interest margin, despite the 22 basis point increase in deposit costs.

As discussed in Note 11 - Leases of the Consolidated Financial Statements, the Company adopted a new accounting standard, recorded an operating lease liability, and reported total lease liabilities of $94 million at period-end, which contributed to the $152 million increase in the category of other liabilities, with SIFI liabilities also contributing to this increase.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $4.4 billion from $3.3 billion during the first nine months of 2019. Mortgage banking related derivatives increased seasonally and also reflected higher market demand in the low interest rate environment at year-end. Derivatives related to commercial loan interest rate swaps increased by 20% as demand remained strong based on market interest rate expectations, despite the lower pace of loan growth. The estimated net fair value of derivative assets and liabilities increased slightly to $3 million at period-end from $2 million at the start of the year due to the increased mortgage pipeline, which was partially offset by the increased credit valuation liability on commercial interest rate swaps based on lower rates prevailing at period-end. This reduced fee income by $2 million year-over-year for the year-to-date.

Shareholders’ Equity: Shareholders’ equity increased by $219 million, or 14%, in the first nine months of 2019 due primarily to the issuance of $176 million in common stock as SIFI merger consideration. Retained earnings contributed $38 million and other comprehensive income contributed $29 million, while stock repurchases used $28 million. The ratio of equity to assets improved to 13.1% from 12.7%, and the non-GAAP ratio of tangible equity to tangible assets improved to 9.1% from 8.6%.

The Company’s Board approved a 2.4 million share one year stock buyback program in March 2019. Repurchases are subject to market conditions and the Company’s financial condition, among other factors. Repurchases are targeted in part as a means to return excess capital to shareholders based on capital freed-up as a result of the asset reductions being undertaken as a result of its strategic review. Repurchases were begun in June and are continuing through the date of this report. Through September 30, 2019, the Company had repurchased 910,000 shares at a total cost of $28 million, or $30.44 per share.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

Summary: Revenue and expense in 2019 included the SIFI operations acquired on May 17, 2019. As a result, many categories of revenue and expense increased in 2019 over the same period of 2018. Most categories of interest income and expense also increased in 2019 due to the increase in market interest rates throughout 2018 and into the first part of 2019. Additionally, operations in 2019 included the benefit of restructuring actions in both years, and the benefit of the acquired Commerce Bank operations which were being fully integrated in the first half of 2018. Earnings per share reflected the shares issued as merger consideration for the SIFI acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted. The Company designated its FCLS national mortgage banking operations as discontinued and the financial statements in all periods reflect this designation.

The comparison of operating results was previously discussed in the introductory summary of Management’s Discussion and Analysis. Year-over-year profitability has declined due to merger and restructuring charges, the loan loss provision, and a lower net interest margin. The benefit from Commerce Bancorp merger income accretion, prior restructurings, and higher income from discontinued operations has partially offset the above impacts. Before the impact of the $16 million loan charge-off, adjusted income per share in the most recent quarter was the strongest of the year, increasing by 6% over the prior quarter, but remaining down 4% year-over-year due primarily to the higher cost of deposits. Due to the Company’s efficiency projects in 2019 and the benefit of earlier restructuring actions, most of the net interest margin impact was offset, with the result that the third quarter efficiency ratio only changed modestly to 53% in 2019 from 52% in 2018. The efficiency ratio is a non-GAAP financial measure based on the Company’s adjusted measures of operating revenue and operating expense.

The Company’s third quarter return on equity decreased year-over-year to 5.1% from 8.3% due to the lower profitability discussed above. The non-GAAP measure of adjusted return on tangible common equity measured
8.7% and 14.0% for these respective periods. Before the $16 million loan charge-off, this measure was 13.0% in the most recent quarter. The Company views this adjusted measure as demonstrating the level of its internal generation of capital to support operations and shareholder distributions. The Company has a target to generate a return on assets over 1%. The third quarter return on assets decreased year-over-year to 0.67% from 1.08%. In the most recent quarter, the adjusted return on assets was 0.71% and measured 1.06% before the $16 million loan charge-off.

The Company anticipates that merger and restructuring charges will affect results in the fourth quarter of 2019. The Company planned for total SIFI related merger costs of $29 million, and $21 million in costs were recorded in 2018 and 2019 through the third quarter. The Company expects to complete the recognition of merger costs in the fourth quarter and to remain within its original planned costs.

Revenue: The year-over-year increase in net revenue from continuing operations was 9% for the third quarter and 4% for the first nine months of the year. Revenues from SIFI operations are included in the Company’s 2019 results beginning after the merger date on May 17, 2019. The third quarter was the first full period that included these operations. SIFI reported $11.5 million in net interest income and $2.8 million in non-interest income in its last full quarter of independent operations in the first quarter of 2019. The SIFI operations have contributed to revenue growth, which has been partially offset by the Company’s deleveraging strategy due to the reduction in net interest income from earning assets. On a per share basis, third quarter annualized net revenue from continuing operations decreased by 2% to $9.18 in 2019 compared to $9.37 in 2018. This takes into account the new shares issued as merger consideration along with the impact of share repurchases.

Net Interest Income: Net interest income benefited from growth in average earning assets, which was partially offset by a decrease in the net interest margin. Net interest income increased year-over-year by $8.5 million, or 10% for the third quarter and $10.5 million, or 4%, for the first nine months of the year. Average earning assets increased year-over-year by $1.3 billion, or 12% for the third quarter, and by $1.0 billion, or 10%, for the first nine months of the year. The SIFI acquisition contributed $1.6 billion in earning assets, which was partially offset by the Company’s deleveraging program. SIFI was expected to contribute positively to the net interest margin, and some of the 0.16% purchase accounting accretion benefit in the most recent quarter was related to the SIFI merger. The net interest margin decreased year-over-year by 10 basis points in the third quarter and by 20 basis points for the first nine months of the year.

The third quarter yield on earning assets increased by 4 basis points year-over-year. The cost of deposits increased by 22 basis points over this period. The rising deposit costs were primarily due to the lagged effect of treasury interest rate increases prior to the third quarter last year and related market deposit competition. In July 2019 the Fed reduced the target fed funds rate by 25 basis points, which is the first rate decrease in a decade. Additional 25 basis point rate cuts were made in September and October. The Company estimates that the rates implied in the forward curve will continue to create margin pressure. The Company’s overall cost of funds increased by less than the cost of deposits, reflecting the benefit of the Company’s balance sheet remix actions targeted to reduce the use of higher cost wholesale funds.

The benefit of purchase accounting accretion was $4.8 million in the most recent quarter compared to $4.6 million in the same quarter of the prior year. Accretion in the most recent quarter included $2.0 million in recoveries of purchased credit impaired loans and $2.0 million in accretion related to SIFI time deposits. The time deposit accretion is scheduled to end in May, 2020, and recoveries of purchased credit impaired loans are expected to generally decrease over time as the portfolio seasons. These recoveries will be recorded to the loan loss allowance rather than to net interest income based on the adoption of the CECL accounting standard in 2020.

Non-Interest Income: Total fee income increased year-over-year by $1.2 million, or 6%, in 2019 and was generally unchanged for the first nine months of the year. Results in 2019 included the acquired SIFI operations. Deposit fees increased year-over-year both for the quarter and the year-to-date primarily due to the addition of the SIFI deposit fees. This SIFI contribution was reduced by the effect of the Durbin amendment, which limits the transaction fees that banks over $10 billion in assets can charge. Loan related fee income decreased year-to-date by 10% for the third quarter and by 4% for the year-to-date due to lower business volumes. One major component of this income is SBA loan sale gains. Berkshire’s 44 Business Capital business generated record quarterly revenue in the most recent quarter. For the SBA fiscal year ended September 30, Berkshire’s team ranked as the 18th largest lender in the country for SBA 7A loan originations, advancing from 28th position in the prior SBA fiscal year. Other major changes in non-interest income were primarily related to unrealized securities gains and losses and changes in the amortization of tax credit investments in periods where the related benefits are recognized as projects come into service. These items are included in the Reconciliation of Non-GAAP Measures presented earlier in this report. Changes in securities gains/losses primarily reflect unrealized changes in equity investment prices based on stock market changes, and are excluded from the Company’s measure of adjusted income.

Loan Loss Provision: The provision is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate. It is an estimate of the probable and estimable loan losses in the portfolio as of period-end. The provision for loan losses increased year-over-year by $16 million in the third quarter and by $11 million for the year-to-date. This increase is due to the impact of the $16 million loan charge-off in September 2019. For the year-to-date, the provision was also affected by lower charge-offs of all other loans, and by the organic decrease in the loan portfolio. The provision in 2019 exceeded net charge-offs for the third quarter and the year-to-date. As previously discussed, the Company is planning to adopt the new CECL accounting standard at the beginning of 2020, and certain directional expectations regarding the impact of this standard on the loan loss allowance were previously discussed. The Company has not yet made any directional or quantitative estimates regarding the impact of CECL on the loan loss provision. The posting of purchased credit impaired loan recoveries to the loan loss allowance under CECL may have the impact of reducing the provision for loan losses in this regard, compared to current accounting principles.

Non-Interest Expense and Income Tax Expense: Total non-interest expense from continuing operations increased year-over-year by 19% in the third quarter and 18% for the first nine months of the year. Third quarter non-interest expense increased year-over-year by $11 million, and adjusted expense increased by $7 million. Growth in adjusted third quarter expense was due to the acquisition of the SIFI operations. The Company estimates that its third quarter adjusted expenses decreased year-over-year before the addition of the SIFI operations, due in part to its restructuring and efficiency initiatives. SIFI reported $10 million in non-interest expense in its final quarter of independent operations in the first quarter of 2019. Additionally, Berkshire targeted to produce merger related expense efficiencies equal to 30% of SIFI expenses, or approximately $3 million per quarter. Some of these efficiencies were achieved in the third quarter, and Berkshire expects to achieve its merger cost save target by the end of 2019.

The non-GAAP measure of adjusted expense excludes merger and restructuring costs, which are not viewed as part of normalized operations. The SIFI merger caused higher merger expenses in both the third quarter and year-to-date in 2019. Additionally, Berkshire reported restructuring expenses in the first half of 2019 related to its strategic initiatives. Non-GAAP expense adjustments are further discussed in the earlier Reconciliation of Non-GAAP financial measures.

Most categories of expenses increased in 2019 due to the SIFI merger impact. Technology expense decreased due to the $8 million core systems restructuring charge in the fourth quarter of 2018, which was expected to be recouped in less than three years. Professional services expense in 2019 included $2 million in legal and other costs in the second quarter related to an indemnification claim arising from a previously acquired bank as well as certain board governance activities. The increase in other expenses included $2 million in uninsured losses on customer accounts and $1 million in loan workout costs, both of which were recorded in the second quarter. The Company recorded a $1.9 million rebate of FDIC insurance premiums in the third quarter, and anticipates an additional $1.4 million rebate in the fourth quarter. The FDIC is conducting a one-time rebate to eligible banks as a result of achieving its insurance reserve targets. These are rebates of amounts previously recorded as operating expenses and the Company has therefore also recorded the rebates as a credit to operating expenses. Full-time equivalent staff in continuing operations totaled 1,594 positions at period-end, compared to 1,485 at year-end 2018; SIFI reported approximately 284 full time equivalent positions at that date. The September 30, 2019 combined staff total is approximately 10% less than the total of the two companies based on reporting at the 2018 year-end, reflecting both internal initiatives developed with advisement from a third party consultant, together with merger related efficiencies originally targeted for the SIFI acquisition.

The effective income tax rate decreased year-over-year in both the third quarter and the year-to-date. This is primarily due to the lower pretax income resulting from charge-offs and merger and restructuring expense. While pre-tax income in 2019 is lower, the tax advantaged income sources primarily in the investment portfolio are not significantly changed, and therefore the overall effective tax rate is reduced. The effective tax rate fell to 17% from 21% in the third quarter of 2019, and to 19% from 21% for the year-to-date. The net income benefit from tax credit investments was $0.02 per share year-to-date in both years. The Company’s marginal effective tax rate is 27% in 2019, based on the 21% statutory rate combed with the impact of state income taxes.

DISCONTINUED OPERATIONS

Industry conditions were depressed in 2018 due to lower market demand for mortgages as interest rates rose. After interest rates began to decrease in the second quarter of 2019, industry volumes picked up and were comparatively strong in the third quarter due to expanded refinancing demand. The FCLS national mortgage banking operations contributed $0.04 in EPS in the most recent quarter, compared to a loss of $0.02 in the third quarter of 2018. For the year-to-date, these operations contributed $0.06 in EPS in 2019, compared to a loss of $0.01 in the first nine months of 2018. Mortgage banking non-interest income totaled $15 million in the third quarter of 2019, which was up 63% year-over-year. The FCLS operations originated $1.1 billion in residential mortgages in the most recent quarter. Due to the decision to sell the FCLS operations, they are accounted for as discontinued in the financial statements, and most references to revenue and expense refer to continuing operations and exclude FCLS revenue and expense.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of gains/losses on debt securities, after tax. Market interest rates fell sharply beginning near midyear in 2019, whereas rates were generally rising in 2018. Accordingly, Berkshire had significant unrealized securities gains in 2019 compared to unrealized losses in 2018. As a result, comprehensive income significantly exceeded net income in the third quarter and first nine months of 2019. Conversely, comprehensive income was significantly less than net income for these periods in 2018. This contributed to the gain in book value per share in 2019. Nine month 2019 comprehensive income totaled $101 million, compared to $72 million in net income. For 2018, these respective results were $64 million and $92 million.

Liquidity and Cash Flows: Liquidity improved in the first nine months of 2019, as Berkshire proceeded with its deleveraging initiative. The ratio of loans/deposits and the ratio of wholesale funds/assets both improved. Higher cost borrowings were paid down with funds from asset sales and runoff. Some borrowings were replaced with brokered deposits which offered better terms. Short term investments have been more closely matched to payroll deposit activity. Reliance on overnight borrowings, has been reduced in favor of more borrowings with maturities of at least a week. Unexpected Federal Reserve interventions in U.S. overnight financial markets arose late in September, and markets have been closely monitored as the Federal Reserve has signaled an ongoing intention to support liquidity in these markets.

At period-end, the Bank had $1.6 billion in borrowing availability with the FHLBB, compared to $1.1 billion at the start of the year. The Company’s unencumbered liquid assets totaled 7.1% of assets at period-end, compared to 2.0% of assets at the start of the year. The Bank has improved its collateral management over the last year to provide additional eligible collateral support for FHLBB borrowings, and has also increased the amount of unpledged securities available to support general liquidity needs. At period-end, the holding company had cash and equivalents totaling $74 million. Additional information about liquidity and cash flows is contained in the related section of the most recent Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the most recent Form 10-K. The issuance of shares as SIFI merger consideration has minimized the dilutive impact of the merger. Stock repurchases initiated in 2019 represented a distribution of capital which is targeted to release capital freed up as a result of strategic asset liquidations, with a goal of maintaining or improving various capital metrics. The average prices paid for repurchases have been less than the per share book value of the Company’s stock. The Company’s goal is to improve the adjusted return on tangible common equity as a fundamental objective of its strategic balance sheet initiatives. The Company’s target is that the Bank will provide additional dividends to the parent for stock repurchases as bank assets are reduced under its strategic initiatives, with the additional bank dividends funded from the cash generated by asset reductions and internal capital generation. The Company plans that over the medium term, bank capital ratios will be stable modestly improved as a result of these balance sheet changes, including the impact of the increased dividends to the parent. The Bank’s risk based capital ratio was 12.2% at period-end, which was unchanged from the start of the year despite the unexpected $16 million loan charge-off related to potential borrower fraud.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. Other than completing the contractual arrangement to acquire SIFI, there were no major changes in off-balance sheet arrangements and contractual obligations during the first nine months of 2019. As a result of the change in accounting principles for leased assets in 2019, a significant amount of lease arrangements which had been off-balance sheet are now recorded on the balance sheet as discussed in Note 11 - Leases in the consolidated financial statements.

Fair Value Measurements: The most significant fair value measurements recorded by the Company are those related to assets and liabilities acquired in business combinations. The premium or discount value of acquired loans has historically been the most significant element of these measurements. Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was $250 million, or 2.6% of the carrying value, compared to $45 million, or 0.5% of carrying value at year-end 2018 due primarily to the impact of falling long term rates on fixed rate loan values. The acquired SIFI loans were recorded at their fair value at acquisition date and therefore did not contribute significantly to the overall portfolio premium value at period-end. The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first nine months of 2019. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. At period-end, the Company’s measures of interest rate risk excluded the operations of the FCLS national mortgage banking subsidiary which have been classified as discontinued operations due to management’s intent to sell these operations.

The Company’s interest rate sensitivity became more asset sensitive in the first nine months of 2019. This reflected the impact of the SIFI acquisition along with the impact of the Company’s strategic deleveraging and reduction of wholesale funding. It also reflected the shorter projected lives of assets with prepayment activity, due to the lower long term interest rates at period-end. At period-end, in the second year of a 200 basis point parallel upward ramp of interest rates, net interest income was projected to increase by 5% compared to a baseline scenario of unchanged interest rates. This was modeled as 1% at the beginning of the year. With this added interest rate sensitivity, the Company is also more sensitive to declining net interest income in falling interest rate scenarios. In the second year of a 100 basis point downward parallel interest rate ramp, net interest income is modeled to decrease by 6%, compared to 3% at the start of the year. In a 200 basis point downward ramp, the modeled downward impact is 12%. The Company’s model assumes that it will not reduce the rate on its financial instruments below zero, and there are no significant contracted indexed instruments which would reset below zero in a down 200 basis point scenario at September 30, 2019. The above sensitivities are compared to the baseline static model and based on current interest rates and modeling assumptions. The yield curve at period-end, if unchanged, may additionally pressure the net interest margin in the future compared to recent results due to ongoing loan yield compression.

The liability sensitivity of the economic value of equity has also shifted. The impact on the value of equity related to a modeled 200 basis point parallel upward shock was modeled at 1% at third quarter-end. A 200 basis point downward shock would reduce the economic value of equity by 16%. The Company actively monitors its modeled risk exposure, including the repricing behaviors of long duration fixed rate financial instruments in hypothetical shocked situations.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2019, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Company will pay a total of $3.0 million in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. On April 11, 2019, the Plaintiff filed the Parties’ fully-executed Settlement Agreement and Release (the “Settlement”) with the Court together with her unopposed motion for preliminary approval of class action settlement. On July 24, 2019, the Court granted preliminary approval of the Settlement, and issued an Order that notice of the Settlement be given to all Settlement Class Members. The Company had an accrual of $3 million as of September 30, 2019, in anticipation of the completion of the Settlement sometime during the first quarter of 2020.

On January 29, 2018, the Bank was served with an amended complaint filed nominally against the Company in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. The Company and the Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit. Discovery is nearly complete in the case, after which the Defendants intend to file a motion seeking summary judgment dismissing all claims with prejudice.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. The completion of the SIFI merger eliminated the risk that this transaction would not be completed. Based on its initiatives in 2019, the Company has identified two additional risk factors, which are discussed below. Aside from these, there were no other major changes in risk factors identified during the first nine months of 2019.

The Company’s Initiatives Resulting From Its Strategic Review May Not Be Successful.
In 2019, the Company initiated actions as a result of is strategic review of lines of business, balance sheet structure, efficiency, and stock repurchases. These actions are intended to produce more profitable and sustainable operations. These initiatives depend on conditions in the Company’s operating environment and involve significant changes in resource allocation and staffing. If operating conditions change or unanticipated consequences are experienced, the Company’s market position and operating results could be negatively impacted.

Discontinuing National Mortgage Banking Operations May Expose the Company to Additional Costs
The FCLS national mortgage banking operations have been designated as discontinued and are held for sale. These operations involve a significant number of personnel and generate large volumes of loans and secondary market transactions and are the Company’s largest source of fee income. Prospects for the sale of these operations depend on market conditions and expectations of potential buyers. The structuring of a sale or other arrangements to complete the discontinuation of these operations may require additional expenses or have the impact of impairing the operations or revenue generating potential of the business. The Company could incur losses from discontinuing the operations or based on pricing available from buyers in this market. Such impacts may not be fully recognized until a sale or other disposition is completed.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September30, 2019 and September 30, 2018, the Company transferred 1,936 and 1,437 shares, respectively.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2019:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2019	240,000	$31.04	240,000	2,050,000
August 1-31, 2019	275,000	29.93	275,000	1,775,000
September 1-30, 2019	285,000	30.46	285,000	1,490,000
Total	800,000	$30.44	800,000	1,490,000

In April 2019, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The new stock repurchase program replaced the Company's unused 500,000 share repurchase authorization. The timing of the purchases depends on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are recorded as treasury shares. The repurchase plan terminates on March 31, 2020. As of September 30, 2019, 910 thousand shares had been purchased under this program.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.
_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 9, 2018.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.

(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 8, 2019	By:	/s/ Richard M. Marotta
Richard M. Marotta
Chief Executive Officer

Dated: November 8, 2019	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer