Form 10-K
period 2019-12-31
BERKSHIRE HILLS BANCORP INC
filed 2020-02-28
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-15781
BERKSHIRE HILLS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 State Street	Boston	Massachusetts	02109
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (800) 773-5601, ext. 133773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common stock, par value $0.01 per share	BHLB	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.4 billion, based upon the closing price of $31.39 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 25, 2020 was 50,200,155.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank has 130 full-service banking offices in its New England, New York, and Mid-Atlantic footprint. The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail and commercial customers in its market areas.

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

LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are generally originated for sale on a servicing released basis. Additionally, the Bank also originates Small Business Administration ("SBA") 7A loans for sale to investors. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets, including selected national banks.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 7 - Loans of the Consolidated Financial Statements. In the fourth quarter of 2019, the Commercial Banking division reorganized itself into four vertical product categories delivered through a regional relationship management structure.

Item 1 - Table 1 - Loan Portfolio Analysis

	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(In millions)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial real estate	$4,034	43%	$3,400	38%	$3,264	39%	$2,617	40%	$2,060	36%
Commercial and industrial loans	1,841	19	1,980	22	1,804	22	1,062	16	1,048	18
Total commercial loans	5,875	62	5,380	60	5,068	61	3,679	56	3,108	54
Residential mortgages	2,685	28	2,566	28	2,103	25	1,893	29	1,815	32
Consumer	943	10	1,097	12	1,128	14	978	15	802	14
Total loans	$9,503	100%	$9,043	100%	$8,299	100%	$6,550	100%	$5,725	100%

Allowance for loan losses	(64)		(61)		(52)		(44)		(39)
Net loans	$9,439		$8,982		$8,247		$6,506		$5,686

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

The Bank originates construction loans to developers and commercial borrowers in and around its markets. The maximum loan to value limits for construction loans follow Federal Deposit Insurance Corporation ("FDIC") supervisory limits, up to a maximum of 85 percent. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 50 percent loan to value on raw land. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

Commercial and Industrial Loans ("C&I"). C&I loans are managed through the Bank’s commercial middle market banking organization. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and Small Business Administration guaranteed loans. Business lines of credit have adjustable rates of interest and can be committed or are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk. The Company considers these loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities.

Asset Based Lending.The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York. In 2017, this group expanded into the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans.

Small Business Banking. This group is also referred to as Business Banking, and handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns 44 Business Capital, a dedicated SBA 7A program lending team based in the Philadelphia area. This team originates loans primarily in the Mid-Atlantic area. This team sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue, and it is targeting to further expand these operations to other markets. Berkshire Bank also owns Firestone Financial Corp. ("Firestone"), which is located in Needham, MA. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries.

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

Most of the Bank’s mortgages are originated by commissioned mortgage lenders. With the First Choice Bank acquisition in December 2016, the Company acquired First Choice Loan Services Inc. ("First Choice Loan Services"), which operates its national mortgage banking business as a subsidiary of Berkshire Bank. This operation has a team of several hundred members originating mortgages in targeted markets in nine states, with headquarters in East Brunswick, N.J. First Choice Loan Services originates directly through its originators as well as online including a mortgage marketing partnership with Costco. In 2019, the Company decided to attempt to sell these national mortgage banking operations, which have been designated as held for sale and discontinued for financial statement presentation purposes. This decision reflects the Company’s heightened emphasis on community banking in its local markets.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity in recent year has been indirect auto lending. In 2019, the Company decided to end the origination of indirect auto loans. This decision reflects the Company’s heightened emphasis on community banking in its local markets. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of selected loan categories at year-end 2019. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2 - Loan Contractual Maturity - Scheduled Loan Amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total
Construction real estate loans:
Commercial	$71,959	$178,578	$179,269	$429,806
Residential	2,415	321	5,383	8,119
Commercial and industrial loans	381,322	1,020,178	439,008	1,840,508
Total	$455,696	$1,199,077	$623,660	$2,278,433

For the $1.8 billion of loans above which mature in more than one year, $0.5 billion of these loans are fixed-rate and $1.3 billion are variable rate.

Loan Administration.Lending activities are governed by a loan policy approved by the Board’s Risk Management and Capital Committee. Internal staff perform and monitor post-closing loan documentation review, quality control, and commercial loan administration. The lending staff assigns a risk rating to all commercial loans, excluding point scored small business loans. Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

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

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2019, if non-accruing loans had been current according to their original terms, amounted to $3.3 million. Included in the amount is $1.0 million related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in 2019 was $1.6 million. Included in this amount is $157 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $817 thousand for 2019. The total carrying value of troubled debt restructurings was $19.3 million at year-end.

The following table sets forth additional information on year-end problem assets. Due to accounting standards for business combinations, non-accrual loans of acquired banks are recorded as accruing on the acquisition date. Therefore, measures related to accruing and non-accruing loans reflect these standards and may not be comparable to prior periods.

Item 1 - Table 3 - Problem Assets

(In thousands)	2019	2018	2017	2016	2015
Non-accruing loans:
Commercial real estate	$20,119	$20,371	$7,267	$5,883	$4,882
Commercial and industrial loans	11,373	6,003	7,311	7,523	8,259
Residential mortgages	3,343	2,217	2,883	3,795	3,966
Consumer	4,805	3,834	5,438	5,039	3,768
Total non-performing loans	39,640	32,425	22,899	22,240	20,875
Real estate owned	—	—	—	151	1,725
Repossessed assets	858	1,209	1,147	—	—
Total non-performing assets	$40,498	$33,634	$24,046	$22,391	$22,600

Total non-performing loans/total loans	0.42%	0.36%	0.28%	0.34%	0.36%
Total non-performing assets/total assets	0.31%	0.28%	0.21%	0.24%	0.29%

Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard, and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated Special Mention. Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information in Note 8 - Loan Loss Allowance of the Consolidated Financial Statements. Impaired loans acquired in business combinations are normally rated Substandard or lower and the fair value assigned to such loans at acquisition includes a component for the possibility of loss if deficiencies are not corrected.

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

The following table presents an analysis of the allowance for loan losses for the five years indicated:

Item 1 - Table 4 - Allowance for Loan Loss

(In thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$61,469	$51,834	$43,998	$39,308	$35,662
Charged-off loans:
Commercial real estate	7,407	7,671	4,646	3,104	7,546
Commercial and industrial loans	24,370	4,799	4,217	5,715	3,110
Residential mortgages	898	1,248	1,603	2,865	1,857
Consumer	3,879	4,293	4,118	2,342	2,175
Total charged-off loans	36,554	18,011	14,584	14,026	14,688
Recoveries on charged-off loans:
Commercial real estate	1,242	344	235	303	582
Commercial and industrial loans	1,450	906	424	389	458
Residential mortgages	173	165	313	304	205
Consumer	376	780	423	358	363
Total recoveries	3,241	2,195	1,395	1,354	1,608
Net loans charged-off	33,313	15,816	13,189	12,672	13,080
Provision for loan losses	35,419	25,451	21,025	17,362	16,726
Balance at end of year	$63,575	$61,469	$51,834	$43,998	$39,308

Ratios:
Net charge-offs/average loans	0.35%	0.18%	0.19%	0.21%	0.25%
Recoveries/charged-off loans	8.87	12.19	9.57	9.65	10.95
Net loans charged-off/allowance for loan losses	52.40	25.73	25.44	28.80	33.28
Allowance for loan losses/total loans	0.67	0.68	0.62	0.67	0.69
Allowance for loan losses/non-accruing loans	160.38	189.57	226.36	197.83	188.30

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

Item 1 - Table 5A - Allocation of Allowance for Loan Loss by Category (as of year-end)

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Commercial real estate	$28,864	0.72%	$24,885	0.73%	$20,699	0.63%	$18,801	0.72%	$16,494	0.80%
Commercial and industrial loans	20,178	1.09%	17,568	0.88%	14,975	0.83%	10,611	1.00%	8,715	0.83%
Residential mortgages	9,388	0.35%	11,165	0.44%	10,018	0.48%	8,571	0.45%	8,589	0.47%
Consumer	5,145	0.55%	7,851	0.72%	6,142	0.54%	6,015	0.61%	5,510	0.69%
Total	$63,575	0.67%	$61,469	0.68%	$51,834	0.62%	$43,998	0.67%	$39,308	0.69%

Item 1 - Table 5B - Allocation of Allowance for Loan Loss (as of year-end)

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Commercial real estate	$28,864	42.45%	$24,885	37.60%	$20,699	39.33%	$18,801	39.95%	$16,494	41.96%
Commercial and industrial loans	20,178	19.37%	17,568	21.90%	14,975	21.74%	10,611	16.22%	8,715	22.10%
Residential mortgages	9,388	28.26%	11,165	28.37%	10,018	25.34%	8,571	28.90%	8,589	21.91%
Consumer	5,145	9.92%	7,851	12.13%	6,142	13.59%	6,015	14.93%	5,510	14.03%
Total	$63,575	100.00%	$61,469	100.00%	$51,834	100.00%	$43,998	100.00%	$39,308	100.00%

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2019. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions and a mutual fund investing in non-investment grade bonds of national corporate issuers and in community reinvestment projects. The Company also invests in equity securities of local financial institutions, including those that might be future potential partners, as well as dividend yielding equity securities of national corporate exchange traded issuers. Historically, the Company acquired equity securities in the Bank, which was allowed under its savings bank charter. As a result of the Bank's charter change in 2014, equity security purchases after that date have been conducted at the holding company level. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates debt securities as available for sale, but sometimes designates longer-duration municipal securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates. Based on a new accounting pronouncement effective in 2018, changes in fair value on equity securities are recorded to current period income, rather than to equity.
The following tables present the year-end amortized cost and fair value of the Company’s securities, by type of security, for the three years indicated.

Item 1 - Table 6A - Amortized Cost and Fair Value of Securities

	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$104,325	$110,138	$109,648	$111,207	$113,427	$118,233
Mortgage-backed securities	1,037,205	1,043,652	1,182,552	1,160,130	1,142,656	1,130,403
Other bonds and obligations	155,809	157,765	129,073	128,310	131,167	132,278
Total securities available for sale	$1,297,339	$1,311,555	$1,421,273	$1,399,647	$1,387,250	$1,380,914

Securities held to maturity
Municipal bonds and obligations	$252,936	$266,026	$264,524	$264,492	$270,310	$278,895
Mortgage-backed securities	86,291	89,191	89,273	88,442	92,115	92,242
Tax advantaged economic development bonds	18,456	17,764	19,718	18,042	34,357	33,818
Other bonds and obligations	296	296	248	248	321	321
Total securities held to maturity	$357,979	$373,277	$373,763	$371,224	$397,103	$405,276

Trading account security	$9,390	$10,769	$10,090	$11,212	$10,755	$12,277
Marketable equity securities	$37,138	$41,556	$55,471	$56,638	$36,483	$45,185
Restricted equity securities	$48,019	$48,019	$77,344	$77,344	$63,085	$63,085

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries, other Government agencies and corporations	$1,160,634	$1,174,399	$1,327,296	$1,305,210	$1,271,254	$1,267,830
Municipal bonds and obligations and tax advantaged securities	385,107	404,697	403,980	404,953	428,849	443,223
Other	204,124	206,080	206,665	205,902	194,573	195,684
Total Securities	$1,749,865	$1,785,176	$1,937,941	$1,916,065	$1,894,676	$1,906,737

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security, marketable equity securities, and restricted equity securities.

The following table summarizes year-end 2019 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$16.8	3.0%	$14.8	4.0%	$29.0	4.0%	$296.7	5.0%	$357.3	4.0%
Mortgage-backed securities	0.1	3.0%	3.4	2.0%	103.6	2.0%	1,016.4	3.0%	1,123.5	3.0%
Other bonds and obligations	20.0	1.0%	19.8	5.0%	51.6	5.0%	83.1	4.0%	174.5	4.0%
Total	$36.9	1.9%	$38.0	4.3%	$184.2	3.2%	$1,396.2	3.5%	$1,655.3	3.3%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits – checking and NOW accounts – for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank offers targeted online deposit account opening capabilities for personal accounts. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial depositors and a fee income source to the bank. The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank is also gradually deploying its MyTeller video tellers to complement and extend its service capabilities in its branches.

The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets. The Company has recruited experienced senior officers to enhance its offerings and market development for government banking and international services to support further development of commercial deposit sources.

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

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2019			2018			2017
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$1,745.2	18%	—%	$1,622.4	19%	—%	$1,296.4	18%	—%
NOW and other	1,053.9	11	0.6	824.7	9	0.5	591.0	8	0.3
Money market	2,542.6	26	1.2	2,432.2	28	0.9	1,935.8	27	0.6
Savings	798.2	8	0.2	740.8	9	0.2	680.1	10	0.1
Time	3,754.2	37	2.0	3,075.5	35	1.7	2,581.1	37	1.2
Total	$9,894.1	100%	1.2%	$8,695.6	100%	0.9%	$7,084.4	100%	0.6%

At year-end 2019, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits > $100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$567,919	2.08%
Over 3 months through 6 months	619,804	2.26
Over 6 months through 12 months	914,560	2.19
Over 12 months	581,896	2.17
Total	$2,684,179	2.18%

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

The Company has a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding, as well as $74 million in senior subordinated notes. The Company’s common stock is listed on the New York Stock Exchange. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Company backs these swaps with offsetting swaps with national bank counterparties. With other lending institutions, the Company engages in risk participation agreements. These arrangements are structured similarly to its swaps with commercial borrowers, but a different bank is the lead underwriter. The Company gets paid a fee to take on the risk associated with having to make the lead bank whole on Berkshire’s portion of the pro-rated swap should the borrower default. These swaps are designated as economic hedges. Interest rate swaps that meet certain criteria to be viewed as conforming are required to be cleared through exchanges. The Bank has designated a national financial institution as its clearing agent.

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

The Company sometimes uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, all of which have been designated as cash flow hedges. The Company also has begun offering forward foreign exchange derivatives to its commercial markets as part of its expanded international banking services. The Company expects to back these forwards with offsetting forwards with national bank counterparties. This activity would be targeted to support routine commercial needs of customers engaged in international trading activities and would only be offered for bank approved currencies and durations.

LIBOR BASED INSTRUMENTS
The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling its panel banks to submit rates for the calculation of LIBOR after 2021.

The Company has approximately 1,050 commercial loans with a total balance of $2.8 billion with the contract interest rate tied to LIBOR. Additionally, the Company has approximately 500 interest rate swap contracts with a notional value of approximately $3.6 billion, including customer, dealer, and risk participation agreements. Many of these interest rate swap contracts are associated with the LIBOR based commercial loans.

The Company established an enterprise-wide LIBOR transition committee in 2019. The committee has assessed the on and off-balance sheet products that will be impacted with the LIBOR transition. The areas with the most impact are LIBOR based interest rate swaps and commercial loans that utilize LIBOR as the indexed rate.  During 2019 revised LIBOR fallback language was added to all new Commercial loan contracts that contemplated the use of LIBOR as an index rate. An impact assessment is underway to identify further exposures, such as systems, processes, and models affected by the discontinuation of LIBOR. The Company continues to develop and execute plans to transition products associated with LIBOR to alternative reference rates.

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Group’s principal operations are in Western New England and it is expanding services in the Company’s other regions. At year-end 2019, assets under management totaled $1.5 billion, primarily held in the Bank’s traditional wealth/trust platform and the remainder is managed through its investment services and financial advisory teams. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation.

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

PERSONNEL
Full-time equivalent staff in continuing operations totaled 1,550 positions at period-end, compared to 1,485 at year-end 2018. National mortgage banking operations designated as discontinued operations totaled 323 positions.
The Company’s employees are not represented by a collective bargaining unit. In 2018, the Bank’s president initiated a diversity and inclusion initiative as part of Berkshire’s expanded social responsibility focus. In 2018, the Company increased its hourly minimum wage to $15.00 and implemented the new Massachusetts equal pay law.

SUBSIDIARY ACTIVITIES
The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group, Inc. The Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Insurance Group is incorporated in Massachusetts. Berkshire Bank owns Firestone Financial, LLC which is a Massachusetts limited liability company, First Choice Loan Services Inc. which is a New Jersey corporation, as well as consolidated subsidiaries operated as Massachusetts securities corporations and other subsidiary entities. The Company designated the operations of First Choice Loan Services as held for sale in 2019. The Company also owns all of the common stock of Delaware statutory business trusts, Berkshire Hills Capital Trust I and SI Capital Trust II. The capital trusts are unconsolidated and their only material assets are trust preferred securities related to the junior subordinated debentures reported in the Company’s Consolidated Financial Statements. Additional information about the subsidiaries is contained in Exhibit 21 to this report.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations, including adjustments for goodwill and other intangible assets.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state-chartered banks to establish branches within its borders. The Bank currently operates branches in New York, Vermont, Connecticut, New Jersey, and Pennsylvania as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking, the New Jersey Commissioner of Banking and Insurance, the Pennsylvania Secretary of Banking and Securities, and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2019, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund with institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the Deposit Insurance Fund should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 1.5 to 40 basis points. The Dodd-Frank Act required that banks of greater than $10 billion of assets bear the burden of raising the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion, effective July 1, 2016. The FDIC announced in November 2018 that the 1.35% reserve ratio had been reached so that the surcharges would cease. In 2019, the FDIC distributed premium rebates to the Company and other bank peers as a result of having collected excess premiums in earlier periods.

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

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with requirements under Massachusetts law. Approval of the Massachusetts regulatory authorities is generally required for the Company to acquire 25 percent or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25 percent or more of the voting stock of the Company.

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

Other Regulations
Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions. These include the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. Since the Bank has exceeded $10 billion of consolidated assets, compliance with such federal consumer protection statutes and regulations is examined for and enforced by the Consumer Finance Protection Bureau rather than the FDIC.

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

Taxation
The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in Note 16 - Income Taxes of the Consolidated Financial Statements. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100 percent of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

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

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors, as well as risks specific to individual properties and property types. Geographic expansion may result in new risks not identified by the Company or which it is unfamiliar with monitoring or resolving. Recent expansion has been focused on the Greater Boston market, where the Bank may be financing projects with larger loan amounts and where the Bank has less experience than in its traditional market areas and where competition may result in different lending structures.

In 2019, the Company wrote-off the $16 million balance of a secured commercial loan in circumstances involving alleged borrower fraud. Commercial lending activities pose higher risk of fraud, as in this situation. This asset was a participating interest in a commercial loan managed by another financial institution. Such participating interests involve risks related to counterparty performance, as further described in a later risk factor. In the case of this loan, the Company has filed legal claims against the lead lender in pursuit of the recovery of some of the loss recorded by the Company. The outcome of such legal proceedings is subject to uncertainty and the Company has not recognized any such potential recoveries in its financial records.

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

The Company may be required to reduce the value of any loans it marks as held for sale, which could adversely affect its results of operations. As a result of the Company’s strategic initiatives in 2019, the Company sold certain loan pools which were previously held for investment and conducted sales with buyers who it had not previously transacted with.

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

Discontinuing National Mortgage Banking Operations Exposes the Company to Additional Costs.
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

Expansion, Growth, and Acquisitions Could Negatively Impact Earnings If Not Successful.
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

The Company anticipates accelerating changes in market behaviors such that there is increased preference for providers with social purpose missions and community service initiatives, particularly to the underbanked. The Company’s strategic vision of building a 21st century community bank with a goal of purpose driven performance for all stakeholders is intended to future-proof the Company accelerated changes in market behaviors. The Company faces risk that these behaviors may change in a manner different from its expectations, which could affect future revenue, earnings, and recovery of investments in its strategic model.

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
The growth and expansion of the company into a variety of new fields may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR) or the California Consumer Privacy Act (CCPA). The potential costs of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

Financial and Operating Counterparties Expose the Company to Risks.
The Company's use of derivative financial instruments exposes us to financial and contractual risks with counterparties. The Company maintains correspondent bank relationships, manage certain loan participations, engage in securities and funding transactions, and undergo other activities with financial counterparties that are customary to its industry. The Company also utilizes services from major vendors of technology, telecommunications, and other essential operating services. There is financial and operating risk in these relationships, which the Company seeks to manage through internal controls and procedures, but there are no assurances that the Company will not experience loss or interruption of its business as a result of unforeseen events with these providers. The Company's mortgage banking operations have also exposed us to more counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging. Financial and operational risks are inherent in these counterparty relationships. The Company could experience losses if there are failures in the controls or accounting, including those related to derivatives activities or if there are performance failures by any counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

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

Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
The Company’s financial performance depends, in part, on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate its products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, the Company’s ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. The Company’s failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Products and services relying on internet and mobile technologies may expose the Company to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation, as well as on its consolidated results of operations and financial condition.

The forecasted discontinuation of LIBOR and the emergence of one or more alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.
The Company’s floating-rate funding, certain hedging transactions and certain of the  Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling its panel banks to submit rates for the calculation of LIBOR after 2021. Consequently, at this time, it is not possible to predict whether and to what extent panel banks will continue to provide submissions for the calculation of LIBOR, such that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Similarly, it is not possible to predict whether and for how long LIBOR will continue to be viewed as an acceptable market benchmark, what new or existing benchmark rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in industry views or alternatives may be on the markets for LIBOR-linked financial instruments.

Regulators and various financial industry groups have sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish consultations on recommended practices for transitioning away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. At this time, it is still not possible to predict whether these recommendations and proposals will be broadly accepted in the market, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The discontinuation of LIBOR or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to the Company’s risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, the Company’s exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that the Company has issued or owns. A substantial portion of the Company’s on- and off-balance sheet financial instruments (many of which have terms that extend beyond 2021) are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks.

The Company established a LIBOR transition task force committee in 2018, which reports to the Enterprise Risk Management and Asset/Liability Committee. The task force has assessed the on- and off-balance sheet products that will be impacted with the LIBOR transition. The areas with the most impact are LIBOR based interest rate swaps and commercial loans that utilize LIBOR as the indexed rate. During 2019, revised LIBOR fallback language was added to all new Commercial loan contracts that contemplated the transition of LIBOR as an index rate. An impact assessment is underway to identify further exposures, such as systems, processes, and models affected by the discontinuation of LIBOR. The Company continues to develop and execute plans to transition products associated with LIBOR to alternative reference rates.

Acts of terrorism, severe weather, natural disasters, pandemics, public health issues and other external events could impact our ability to conduct business.
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan Boston area remains a central target for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in electrical, telecommunications or other major physical infrastructure outages, natural disasters, the emergence of widespread health emergencies or pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. Events such as these may become more common in the future and could cause significant damage, such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

The Company's Ability to Service Our Debt, Pay Dividends, and Otherwise Pay Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions. The Company’s Stock Repurchase Program is also Dependent on These Distributions.
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

The Company’s strategic initiative to liquidate less strategic assets and to use proceeds to repurchase excess capital also depend on dividend distributions from the Bank which are Subject to Regulatory Limits and Other Restrictions. The Company’s ability to achieve targeted strategic benefits from this initiative may be compromised if Capital Distributions from the Bank are restricted or prohibited.

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

Regulatory capital requirements and their impact on the Company may change. The Company may need to raise additional capital in the future to support operations and continued growth. The Company's ability to raise capital, if needed, will depend on its condition and performance, and on market conditions.

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

In 2017, the Company crossed the $10 billion asset threshold established by the Dodd-Frank Act. The Company and the Bank are now subject to closer supervision by their primary regulators and, as to compliance with consumer protection laws and regulations, the Consumer Financial Protection Bureau. The Company and the Bank are subject to capital stress testing expectations which require significant resources and infrastructure. If the Company’s compliance with the enhanced supervision and requirements is insufficient, there can be significant negative consequences for its operations, profitability, and ability to further pursue its strategic growth plan.

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

A New Accounting Standard Will Require the Company to Increase Its Allowance For Loan Losses and May Have a Material Adverse Effect on Its Financial Condition and Results of Operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for its 2020 fiscal year. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard is also applicable to other financial assets carried at amortized cost. This will change the current method of providing allowances for loan losses that are probable, which may require the Company to increase its allowance for loan losses, and to greatly increase the types of data it would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the Company’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on its financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; Southern Rhode Island; and Princeton area, New Jersey. As of December 31, 2019, the Company had 130 full-service branches in Massachusetts, New York, Connecticut, Vermont, Central New Jersey, and Eastern Pennsylvania.

The Company also has regional locations which are full-service commercial offices located in Boston, MA.; Pittsfield, MA.; Springfield, MA.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, CT.; Willimantic, CT. Worcester, MA.; Burlington, MA.; and Lawrenceville, N.J. In addition, the Company has eight lending locations in Central/Eastern, Massachusetts. The Bank's wholly-owned subsidiary, Firestone Financial, LLC, is headquartered in the Boston metro area. First Choice Loan Services Inc., is headquartered in East Brunswick, N.J. and is a wholly-owned subsidiary of the Bank. As a national mortgage lender, the Company operates mortgage lending offices in targeted U.S. markets. These national mortgage banking operations were designated as held for sale in 2019 and are classified as discontinued operations in the financial statements.

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

The Bank has made its workplace more flexible as certain designated functions are approved for telecommuting arrangements. As a result of its merger and efficiency initiatives, the Bank has excess facilities space in various locations which in some cases is owned or subject to lease. The Bank is considering alternative uses of excess office space in support of its strategies to provide community benefit. The Bank has also introduced Reevx Labs community workspaces targeted to increase the Bank’s presence and service to underbanked urban communities. The first such workspace was opened shortly after year-end, and the Company has plans to open other such workspaces in targeted areas in the future.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, neither the Company nor the Bank was involved in any pending adverse legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Company will pay a total of $3.0 million in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. On April 11, 2019, the Plaintiff filed the Parties’ fully-executed Settlement Agreement and Release (the “Settlement”) with the Court together with her unopposed motion for preliminary approval of class action settlement. On July 24, 2019, the Court granted preliminary approval of the Settlement, and issued an Order that notice of the Settlement be given to all Settlement Class Members. The Company paid $1.0 million on July 26, 2019, as required under the Settlement to offset certain anticipated administrative costs and expenses. The Company had an accrual of $2.0 million as of December 31, 2019, in anticipation of the completion of the Settlement. On February 14, 2020, the Court issued an order granting final approval of the Settlement and entered a final judgment dismissing the case with prejudice. The Company anticipates that the Settlement will be completed sometime during the first six months of 2020.

On January 29, 2018, the Bank was served with an amended complaint filed nominally against the Company in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. The Company and the Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit. Discovery is complete in the case, and in January 2020 the Bank filed a motion for summary judgment seeking dismissal of the case on statute of limitations grounds. It is expected that this motion will be heard by the court during the first quarter of 2020.

On February 9, 2019, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial Group, Inc. (“SI Financial”) shareholder. On June 26, 2019, the Company received notice of a verified consolidated amended complaint in this action, which was filed after consolidation and elimination of two additional suits filed in the same Court by other former shareholders of SI Financial. The lawsuit purports to be filed as a putative class action lawsuit against SI Financial, the individual former members of the SI Financial board of directors, and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and similarly situated SI Financial shareholders, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and that the individual Defendants breached their fiduciary duty to SI Financial shareholders and were unjustly enriched by the subject merger transaction. The Plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, SI Financial merged with and into the Company on May 17, 2019, and ceased to have any further independent legal existence at that time. The Company and the individual Defendants deny the allegations contained in the verified consolidated amended complaint and intend to vigorously defend this lawsuit. On July 26, 2019, the Company and the individual Defendants jointly filed a motion to dismiss all claims in this litigation, which is still pending before the court. There are no other active cases proceeding against the Company or the individual Defendants in regard to the SI Financial merger.

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breach of loan participation agreements in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer has not yet responded to the Bank’s complaint. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019 and has not accrued for any anticipated recovery at this time.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2019 and 2018.

2019	High	Low	Dividends Declared
First quarter	$31.81	$26.02	$0.23
Second quarter	31.60	27.35	0.23
Third quarter	33.33	28.20	0.23
Fourth quarter	33.72	27.99	0.23

2018
First quarter	$40.10	$35.80	$0.22
Second quarter	44.10	37.05	0.22
Third quarter	44.25	40.00	0.22
Fourth quarter	41.49	25.77	0.22

The Company had approximately 4,205 holders of record of common stock at February 25, 2020.

Dividends
The Company intends to pay regular cash dividends to common and preferred shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. Further information about dividend restrictions is disclosed in Note 20 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. The Company issued 1,936 shares in 2019 and 23,877 shares in 2018. Subsequent to December 31, 2019, 260,700 preferred shares were converted to 521,400 unregistered shares of common stock from treasury shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
In April 2019, the Company announced that its Board of Directors authorized a new stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The new repurchase program replaced the Company's unused 500 thousand share repurchase authorization. The timing of the purchases depends on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are recorded as treasury shares. As of December 31, 2019, 1.7 million shares had been purchased under this program, which terminates on March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2019	408,600	$29.59	408,600	1,081,400
November 1-30, 2019	210,000	$31.96	210,000	871,400
December 1-31, 2019	197,028	$32.46	197,028	674,372
Total	815,628	$31.26	815,628	674,372

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the PHLX KBW Regional Bank Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2014.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Berkshire Hills Bancorp, Inc.	100.00	112.18	146.26	148.66	112.12	140.93
NYSE Composite Index	100.00	96.03	107.62	127.96	116.72	146.76
PHLX KBW Regional Banking Index	100.00	105.99	147.46	150.13	123.87	153.43

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Per Common Share Data:
Net earnings, diluted - continuing operations	$2.05	$2.36	$1.24	$1.88	$1.73
Net (loss)/earnings, diluted - discontinued operations	(0.08)	(0.07)	0.15	—	—
Net earnings, diluted	$1.97	$2.29	$1.39	$1.88	$1.73
Total book value per common share	34.65	33.30	32.14	30.65	28.64
Dividends	0.92	0.88	0.84	0.80	0.76
Common stock price:
High	33.72	44.25	40.00	37.35	30.40
Low	26.02	25.77	32.85	24.71	24.32
Close	32.88	26.97	36.60	36.85	29.11
Performance Ratios: (1)
Return on assets	0.75%	0.90%	0.56%	0.74%	0.68%
Return on equity	5.75	6.84	4.45	6.44	6.14
Net interest margin, fully taxable equivalent (FTE) (2)	3.17	3.40	3.40	3.31	3.34
Fee income/Net interest and fee income	23.86	23.36	29.41	22.80	21.18
Growth Ratios:
Total commercial loans	9.19%	6.17%	37.79%	18.39%	28.65%
Total loans	5.08	8.96	26.71	14.41	22.32
Total deposits	15.07	2.66	32.13	18.48	20.08
Total net revenues, (compared to prior year)	4.53	11.59	41.05	11.18	18.40
Earnings per share, (compared to prior year)	(13.97)	64.75	(26.06)	8.62	27.21
Selected Financial Data:
Total assets	$13,215,970	$12,212,231	$11,570,751	$9,162,542	$7,831,086
Total earning assets	11,916,007	11,140,307	10,509,163	8,340,287	7,140,387
Securities	1,769,878	1,918,604	1,898,564	1,628,246	1,371,316
Total loans	9,502,428	9,043,253	8,299,338	6,549,787	5,725,236
Allowance for loan losses	(63,575)	(61,469)	(51,834)	(43,998)	(39,308)
Total intangible assets	599,377	551,743	557,583	422,551	334,607
Total deposits	10,335,977	8,982,381	8,749,530	6,622,092	5,589,135
Total borrowings	827,550	1,517,816	1,137,075	1,313,997	1,263,318
Total shareholders’ equity	1,758,564	1,552,918	1,496,264	1,093,298	887,189

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Data:
Total interest and dividend income	$509,513	$465,894	$355,076	$280,439	$247,030
Total interest expense	144,255	109,694	64,113	48,172	33,181
Net interest income	365,258	356,200	290,963	232,267	213,849
Fee income	76,824	74,026	71,356	68,606	57,480
All other non-interest income (loss)	7,178	298	2,888	(2,755)	(3,192)
Total net revenue	449,260	430,524	365,207	298,118	268,137
Provision for loan losses	35,419	25,451	21,025	17,362	16,726
Total non-interest expense	289,857	266,893	252,978	203,302	196,829
Income from continuing operations before income taxes	123,984	138,180	91,204	77,454	54,582
Income tax expense from continuing operations	22,463	28,961	42,088	18,784	5,064
Net income from continuing operations	101,521	109,219	49,116	58,670	49,518

(Loss)/income from discontinued operations before income taxes	(5,539)	(4,767)	8,545	—	—
Income tax (benefit)/expense from discontinued operations	(1,468)	(1,313)	2,414	—	—
Net (loss) from discontinued operations	(4,071)	(3,454)	6,131	—	—
Net income	$97,450	$105,765	$55,247	$58,670	$49,518

Basic earnings/(loss) per common share:
Continuing operations	$2.06	$2.38	$1.24	$1.89	$1.74
Discontinued operations	(0.08)	(0.08)	0.16	—	—
Total basic earnings per share	$1.98	$2.30	$1.40	$1.89	$1.74
Diluted earnings/(loss) per common share:
Continuing operations	$2.05	$2.36	$1.24	$1.88	$1.73
Discontinued operations	(0.08)	(0.07)	0.15	—	—
Total diluted earnings per share	$1.97	$2.29	$1.39	$1.88	$1.73

Weighted average common shares outstanding - basic	49,263	46,024	39,456	30,988	28,393
Weighted average common shares outstanding - diluted	49,421	46,231	39,695	31,167	28,564

Dividends per preferred share	$1.84	$1.76	$0.42	$—	$—
Dividends per common share	$0.92	$0.88	$0.84	$0.80	$0.76

Asset Quality and Condition Ratios: (3)
Net loans charged-off/average loans	0.35%	0.18%	0.19%	0.21%	0.25%
Allowance for loan losses/total loans	0.67	0.68	0.62	0.67	0.69
Loans/deposits	92	101	95	99	102

Capital Ratios:
Tier 1 capital to average assets - Company	9.33%	9.04%	9.01%	7.88%	7.71%
Total capital to risk-weighted assets - Company	13.73	12.99	12.43	11.87	11.91
Tier 1 capital to risk-weighted assets - Company	12.30	11.57	11.15	10.07	9.94
Shareholders’ equity/total assets	13.31	12.73	12.93	11.93	11.33

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

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2019			2018			2017
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)
Commercial real estate	$3,789.5	$188.6	4.98%	$3,283.6	$167.7	5.11%	$2,789.8	$130.0	4.66%
Commercial and industrial loans	1,983.9	111.2	5.60	1,867.9	107.6	5.76	1,259.9	65.7	5.21
Residential loans	2,719.8	100.7	3.70	2,353.1	86.3	3.67	1,962.4	71.5	3.64
Consumer loans	1,038.4	46.5	4.48	1,115.3	47.2	4.23	1,032.6	39.4	3.82
Total loans	9,531.6	447.0	4.69	8,619.9	408.8	4.74	7,044.7	306.6	4.35
Investment securities (2)	1,846.9	62.6	3.39	1,931.7	64.4	3.33	1,757.3	60.3	3.43
Short-term investments and loans held for sale (3)	335.3	13.4	4.01	146.3	5.4	3.72	134.5	4.6	3.38
Total interest-earning assets	11,713.8	523.0	4.47	10,697.9	478.6	4.47	8,936.5	371.5	4.16
Intangible assets	578.1	0		554.6			449.7
Other non-interest earning assets (3)	669.1	0		516.9			428.4
Total assets	$12,961.0			$11,769.4			$9,814.6

Liabilities and shareholders' equity
Deposits:
NOW and other	$1,053.9	$6.5	0.62%	$824.7	$4.0	0.49%	$591.0	$1.5	0.25%
Money market	2,542.6	31.4	1.23	2,432.2	21.9	0.90	1,935.8	11.2	0.58
Savings	798.2	1.2	0.15	740.8	1.1	0.15	680.1	0.9	0.14
Certificates of deposit	3,754.2	76.1	2.03	3,075.5	51.3	1.67	2,581.1	30.3	1.17
Total interest-bearing deposits	8,148.9	115.2	1.41	7,073.2	78.4	1.11	5,788.0	43.9	0.76
Borrowings and notes (4)	1,115.5	32.4	2.91	1,409.0	33.4	2.37	1,373.8	21.6	1.57
Total interest-bearing liabilities	9,264.4	147.6	1.59	8,482.2	111.8	1.32	7,161.8	65.5	0.91
Non-interest-bearing demand deposits	1,745.2			1,622.4			1,296.4
Other non-interest-bearing liabilities (3)	257.1			119.3			112.6
Total liabilities	11,266.7			10,223.9			8,570.8
Total shareholders' equity	1,694.3			1,545.5			1,243.8
Total liabilities and equity	$12,961.0			$11,769.4			$9,814.6
Net interest income		$375.4			$366.8			$306.0

	2019			2018			2017
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			2.88%			3.16%			3.25%
Net interest margin (5)			3.17			3.40			3.40
Cost of funds			1.34			1.11			0.77
Cost of deposits			1.16			0.90			0.62
Interest-earning assets/interest-bearing liabilities			126.44			126.12			124.78

Supplementary data
Total non-maturity deposits	$6,139.9			$5,620.1			$4,503.3
Total deposits	9,894.1			8,695.6			7,084.4
Fully taxable equivalent adjustment	7.5			7.4			11.2
____________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.
(2) The average balance of investment securities is based on amortized cost.
(3) Includes discontinued operations.
(4) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(5) Purchase accounting accretion totaled $14.5 million, $23.1 million, and $14.8 million for the years-ended December 31, 2019, 2018, and 2017, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.12%, 0.22%, and 0.17%.

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

Item 6 - Table 4 - Rate Volume Analysis

	2019 Compared with 2018			2018 Compared with 2017
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$(4,367)	$25,271	$20,904	$13,206	$24,444	$37,650
Commercial and industrial loans	(2,978)	6,558	3,580	7,492	34,426	41,918
Residential loans	901	13,571	14,472	467	14,318	14,785
Consumer loans	2,630	(3,357)	(727)	4,487	3,304	7,791
Total loans	(3,814)	42,043	38,229	25,652	76,492	102,144
Investment securities	1,098	(2,863)	(1,765)	(1,784)	5,853	4,069
Short-term investments and loans held for sale (1)	455	7,544	7,999	470	418	888
Total interest income	$(2,261)	$46,724	$44,463	$24,338	$82,763	$107,101

Interest expense:
NOW accounts	$1,217	$1,265	$2,482	$1,809	$739	$2,548
Money market accounts	8,411	1,036	9,447	7,332	3,382	10,714
Savings accounts	5	86	91	77	87	164
Certificates of deposit	12,250	12,562	24,812	14,526	6,557	21,083
Total deposits	21,883	14,949	36,832	23,744	10,765	34,509
Borrowings	6,695	(7,722)	(1,027)	11,286	567	11,853
Total interest expense	$28,578	$7,227	$35,805	$35,030	$11,332	$46,362
Change in net interest income	$(30,839)	$39,497	$8,658	$(10,692)	$71,431	$60,739
(1) Includes discontinued operations.
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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for adjusted revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations, including securities gains/losses, gains on the sale of business operations, losses recorded for hedge terminations, merger costs, restructuring costs, systems conversion costs, and certain dispute settlement costs. Additionally, the results of national mortgage banking operations which have been designated as discontinued have been excluded from adjusted earnings for all three years summarized below.

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
The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
GAAP Net income	$97,450	$105,765	$55,247
Non-GAAP measures
Adj: Loss/(gain) on securities, net	(4,389)	3,719	(12,598)
Adj: Net gains on sale of business operations	—	(460)	(296)
Adj: Loss on termination of hedges	—	—	6,629
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	28,046	10,752	31,558
Adj: Employee and community investment	—	—	3,400
Adj: Legal settlements	—	3,000	—
Adj: Systems vendor restructuring costs	—	8,379	—
Adj: Deferred tax asset impairment	—	—	18,145
Adj: Loss from discontinued operations before income taxes	5,539	4,767	(8,545)
Adj: Income taxes	(7,799)	(7,102)	(8,863)
Net non-operating charges	21,397	23,055	29,430
Total adjusted net income (non-GAAP)	$118,847	$128,820	$84,677

GAAP Total revenue from continuing operations	$449,260	$430,524	$365,207
Adj: Loss/(gain) on securities, net	(4,389)	3,719	(12,598)
Adj: Net gains on sale of business operations	—	(460)	(296)
Adj: Loss on termination of hedges	—	—	6,629
Total adjusted operating revenue (non-GAAP)	$444,871	$433,783	$358,942

GAAP Total non-interest expense from continuing operations	$289,857	$266,893	$252,978
Less: Total non-operating expense (see above)	(28,046)	(10,752)	(31,558)
Less: Employee and community reinvestment	—	—	(3,400)
Less: Legal settlements	—	(3,000)	—
Less: Systems vendor restructuring costs	—	(8,379)	—
Adjusted operating non-interest expense (non-GAAP)	$261,811	$244,762	$218,020
(in millions, except per share data)
Total average assets	$12,961	$11,769	$9,815
Total average shareholders' equity	1,694	1,546	1,244
Total average tangible shareholders equity	1,116	991	793
Total average tangible common shareholders equity	1,076	950	784
Total tangible shareholders’ equity, period-end	1,159	1,001	939
Total tangible common shareholders’ equity, period-end	1,119	961	898
Total tangible assets, period-end	12,613	11,660	11,013
Total common shares outstanding, period-end (thousands)	49,585	45,417	45,290
Average diluted shares outstanding (thousands)	49,421	46,231	39,695
Earnings per share, diluted	$1.97	$2.29	$1.39
Plus: Net adjustments per share, diluted	0.43	0.50	0.74
Adjusted earnings per share, diluted	2.40	2.79	2.13
Book value per common share, period-end	34.65	33.30	32.14
Tangible book value per common share, period-end	22.56	21.15	19.83
Total shareholders' equity/total assets	13.31	12.72	12.93
Total tangible shareholders' equity/total tangible assets	9.19	8.59	8.52
	At or For the Years Ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Performance Ratios
GAAP return on assets	0.75	0.90	0.56
Adjusted return on assets	0.93	1.12	0.86
GAAP return on equity	5.75	6.84	4.45
Adjusted return on equity	7.01	8.33	6.81
Adjusted return on tangible common equity	11.35	13.48	11.04
Efficiency ratio (2)	55.63	53.64	56.40

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	7,950	5,876	10,182
Non-interest income charge on tax-credit investments	(6,455)	(4,822)	(8,693)
Net income on tax-credit investments	1,495	1,054	1,489
Intangible amortization	5,783	4,934	3,493
Fully taxable equivalent income adjustment	7,451	7,423	11,227
____________________________________

(1)
Acquisition, restructuring, conversion, and other related expenses included $18.7 million of merger and acquisition expenses and $9.3 million of restructuring expenses for the year-ended December 31, 2019. For the year-ended 2018, these expenses included $8.9 million in merger and acquisition expenses and $1.8 million of restructuring expenses. For the year-ended 2017, these expenses included $24.9 million in merger and acquisition expenses and $6.7 million of restructuring, conversion, and other expenses.

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

SUMMARY
Berkshire’s net income decreased by $8 million, or 8%, to $97 million in 2019 from $106 million in 2018. This was primarily due to the $12 million after-tax charge recorded in the third quarter related to one commercial loan write-off as a result of alleged borrower fraud. The income benefit from the acquisition of SI Financial Group, Inc (“SI Financial”). on May 17, 2019 was partially offset by charges related to the consummation of this merger. The Company uses the non-GAAP measure of operating earnings to measure profits before merger and other net charges deemed to be non-operating. This measure decreased by $10 million, or 8%, to $119 million from $129 million. Taking into account the shares issued as merger consideration, the non-GAAP measure of operating earnings per share decreased by 14% to $2.40 from $2.79. Adjusted for the $0.23 per share impact of the above loan write-off, 2019 operating EPS was $2.63, which was 6% lower than the 2018 result. This was primarily due to a lower net interest margin as a result of lower purchase accounting accretion as well as the impact of lower market interest rates in relation to the Company’s asset sensitive balance sheet. GAAP earnings per share decreased by 14% to $1.97 from $2.29. Most measures of financial condition and book value improved during the year, including liquidity and capital metrics.

In 2019, the Company adopted a goal of building a 21st century community bank. Its focus had previously been on expanding through acquisition as a regional bank. The Company is targeting to position the Company in coming decades to meet demand for values based, community focused financial providers. The Company adopted a Be First values statement and is pursuing a goal to expand through non-traditional product and service offerings in underbanked urban communities. The Company received numerous recognitions in 2019 for its social responsibility initiatives.

The acquisition of SI Financial Group, which was announced in December 2018, provided a market extension opportunity for the Company, with the acquisition of a 23 branch operation in Eastern Connecticut and Rhode Island, with $1.7 billion in assets. Recognizing the impact of decreasing purchased loan accretion due to the seasoning of purchased loan portfolios from past bank acquisitions and based on its strategic vision. In April 2019, the Company announced a strategic review which resulted in four main initiatives as follows:

•
Line of Business Review. The Company completed a line of business review and discontinued the origination of indirect auto loans and aircraft loans. The Company decided to attempt to sell its national mortgage banking operations, which continue to operate but which have been reclassified as discontinued operations in the financial statements and which remained held for sale at year-end amid ongoing discussions with potential purchasers.

•
Balance Sheet Restructuring. The Company initiated a plan to liquidate up to $1.1 billion in non-strategic assets over the medium term through sales and run-off, and to use proceeds to pay down more expensive wholesale funds (borrowings and brokered deposits) and improve liquidity. In 2019, the Company reduced total assets by approximately $700 million under this plan and paid down wholesale funds by approximately $900 million. The Company set a goal to limit future growth in earning assets to the rate of organic core deposit growth.

•
Efficiency Initiative. The Company worked with a third-party consultant to review its operations to improve efficiency. The Company consolidated eight existing branches (7%), continuing the branch consolidation program it has conducted in recent years.

•
Stock Repurchases. The Board approved a one year 2.4 million share buyback program expiring March 31, 2020. The Company’s goal is to return to shareholders the excess capital freed up due to the balance sheet restructuring. At year-end, the Company had repurchased 1.7 million shares under its buyback program.

The year 2019 was the first year of operations under the leadership of CEO Richard Marotta, who was appointed to the position in November 2018. In December 2019, William Ryan resigned from his position as Board Chair, while remaining active as a Director. Existing Director J. Williar (“Bill”) Dunlaevy was elected to replace Mr. Ryan as Chair. During the year, the Company appointed three new directors, broadening the experience, diversity, and geographic representation on its Board. After year-end, experience and diversity were expanded with the appointment of an additional two directors. Also, after year-end, the Company promoted eight existing leaders to the new position of Regional President in each of the Company’s eight markets, leading its priority efforts around its Be FIRST values and commitment to being a 21st century community bank. The Regional Presidents are proven Berkshire leaders in a variety of disciplines, including commercial, retail and executive management. In this role, they report to Sean Gray, Berkshire Bank President, with a goal to drive Berkshire’s market positioning, enhance its performance, and maintain active community leadership roles.

The Company increased its dividend on common shares by a penny to $0.23 in January 2019, and an additional penny increase was announced in January 2020. Shortly after year-end, approximately half of the outstanding preferred shares were converted to common shares pursuant to the contracted conversion terms. This change has no impact on earnings per share and is slightly accretive to book value per share metrics.

The Company owns a $16 million participating interest in a secured commercial loan in its market area. In September 2019, this loan defaulted under circumstances involving alleged borrower fraud. In that same month, the Company determined that this loan was uncollectable and charged-off the full balance.

The Company maintains an asset sensitive profile in its interest rate risk management. The Federal Reserve Bank unexpectedly reduced the Fed Funds rate in three 25 basis point cuts in 2019. These changes resulted in compression of the Company’s net interest margin. The yield curve also flattened during the year, which is generally adverse to the net interest margin. The Company’s balance sheet restructuring is intended, in part, to support its margins by reducing dependence on high cost wholesale funding.

Our strategic vision is summarized below:

Recent developments in the Company’s progress towards its strategic vision are shown below. Berkshire is committed to purpose driven performance. Learn more about the steps Berkshire is taking to be a values-based brand for all its stakeholders at www.berkshirebank.com/csr. Recent developments in the Company’s progress towards its strategic vision include the following:

Responsible & Sustainable Business Policy. As part of Berkshire Bank’s efforts to build a more socially responsible and values driven company, the Bank implemented a new Responsible & Sustainable Business Policy. The policy enhances the Company’s risk management and social responsibility practices with a focus on long-term sustainable performance.

U.S. Chamber of Commerce Foundation Citizens Award. The U.S. Chamber of Commerce Foundation honored Berkshire Bank with the 2019 Citizens Award, in the category of Top Corporate Steward- Small - Middle Market Business, for its Be FIRST Commitment, the company’s comprehensive corporate responsibility, culture, social impact and sustainability strategy. The Citizens Awards honor businesses for their significant positive impact in communities around the world, making them one of the most prestigious honors in corporate citizenship.

Bloomberg Gender Equality Index. Berkshire Bank’s focus on diversity, ensuring gender equality and pay equity was highlighted as Bloomberg announced the company would be included in the 2020 Bloomberg Gender-Equality Index (GEI). The GEI tracks the financial performance of public companies committed to supporting gender equality. Through disclosure of gender-related metrics, Berkshire Bank provided a comprehensive look at its investment in workplace gender equality reflecting a high level of overall performance in terms of gender equality.

Fostering Sustainable Communities & Reducing the Wealth Gap. The Company continued its commitment to closing the wealth gap so that all citizens, regardless of ethnicity, have equal opportunity for upward economic mobility, improving the business climate in communities where the bank operates. Berkshire Bank Foundation provided $2.9 million in grant funding to support 612 organizations in 2019 and the company’s XTEAM® employee volunteer program achieved a 100% participation rate for the fourth consecutive year impacting more than one million people with their volunteer efforts.

Reevx Labs. The Bank recently opened its first Reevx Labs in Boston’s Roxbury neighborhood. Reevx Labs is part of the Bank’s continued commitment to bettering the community and revolutionizing the banking experience. Reevx Labs feature a series of free co-working spaces for the community with the goal of creating spaces where entrepreneurs and non-profits can connect with their peers and access the Bank’s MyBankers for support of their financial needs, as they pursue their missions. Each Reevx Labs will take on a unique approach informed by the needs of the community, providing opportunities to build solutions together.

ACQUISITION OF SI FINANCIAL GROUP, INC.
On May 17, 2019, Berkshire completed the acquisition of SI Financial Group, Inc. (“SI Financial”), which added the Savings Institute operations consisting of 23 branches and $1.7 billion in total assets in eastern Connecticut and Rhode Island. The acquisition included $1.3 billion in loans and $1.3 billion in deposits. The SI Financial franchise is a mostly rural and suburban franchise viewed as economically stable and with an historically attractive loan and deposit structure. The merger was completed on time and on plan. Berkshire views the business retention as good based on experience through December 31, 2019. The systems conversion was completed early in the fourth quarter of 2019. At the acquisition date, SI Financial had assets with a gross fair value totaling $1.7 billion and a net fair value of $141 million net of liabilities. Berkshire recorded $177 million in total merger consideration, consisting primarily of the issuance of 5.7 million Berkshire common shares. Goodwill was recorded in the amount of $35 million, and the core deposit intangibles were recorded at $18 million. Most Berkshire consolidated balance sheet and income statement categories increased as a result of the merger.

Berkshire targets to achieve cost savings related efficiencies totaling approximately $12 million, or 30% of SI Financial annualized non-interest expense, which was reported by SI Financial as $41 million in 2018. The Company estimates that it remained within its target of approximately $29 million in total pre-tax transaction costs, or $23 million after-tax. Including all purchase accounting and targeted transaction costs the Company estimates that the transaction will be approximately $0.45 dilutive to the non-GAAP financial measure of tangible book value per common share used by the investment community. Projected dilution per share is less than originally anticipated primarily due to lower loan discount reflecting lower market interest rates at merger date.

Note 2 - Acquisitions in the Consolidated Financial Statements illustrates the pro forma impact on operations of the combination of Berkshire and SI Financial, assuming that the merger was completed on January 1, 2018 and excluding merger costs and planned efficiencies, and based on other assumptions set forth in the statements. This pro forma also excludes the impact of the Durbin Amendment on SI Financial revenue and any impacts on the loan loss provision for SI Financial loans. Based on the pro forma information, and taking into account the shares issued as merger consideration and the impact of purchase accounting adjustments, the Company's EPS would have been accreted by approximately $0.11 in 2018 and $0.17 in 2019 based on the pro forma assumptions. The 2019 impact includes the reversal of merger charges based on required assumptions. The total cost savings targeted by the Company are expected to produce overall positive EPS accretion of the merger after the completion of integration. These costs savings are not included within the pro forma assumptions.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2019 AND 2018
Summary: Berkshire reduced its leverage, increased its core funding, and focused its balance sheet more in support of its community banking franchise in 2019. Asset management disciplines reflected an emphasis on return, risk management, and relationship development. Berkshire’s total assets increased in 2019 due to the SI Financial acquisition, which was partially offset by the reduction of assets tied to its balance sheet restructuring. Total assets increased by $1 billion, or 8%, to $13.2 billion, including $1.7 billion acquired from SI Financial and net of a $700 million decrease in targeted investments and loans due to the balance sheet restructuring. Deposits increased by $1.4 billion including $1.3 billion acquired from SI financial. Borrowings decreased by $0.7 billion and equity increased by $0.2 billion due to stock consideration issued for the merger.

Many of Berkshire’s financial condition metrics improved during the year as a result of its operating strategies. Equity/assets improved to 13.3% from 12.7% and the non-GAAP financial measure of tangible equity/tangible assets improved to 9.2% from 8.6%. The liquidity measure of loans/deposits improved to 92% from 101%. Nonperforming assets remained unchanged at 0.3% of total assets. Book value per common share increased by 4% to $34.65 and the non-GAAP financial measure of tangible book value per common share increased by 7% to $22.56.

Investment Securities. The securities portfolio was reduced in 2019 to decrease the use of leveraged investments and return the related capital to shareholders so that the balance sheet is more focused on and funded by its community banking franchise. The investment portfolio decreased by $149 million in 2019. The SI Financial merger added $143 million in securities, and all other investments were reduced by a net amount of $292 million, which was a 15% reduction from the starting balance.

The portfolio balance stood at $1.7 billion at year-end 2019. The Company generally maintained the distribution of the portfolio, with a continuing emphasis on agency backed pass through securities and collateralized mortgage obligations which are targeted to manage prepayment risk. Portfolio credit risk was reduced with the sale of lower rated corporate obligations. Although new corporate and other bonds were added through the merger. The average life of the bond portfolio was 4.2 years at period-end, compared to 5.8 years at the start of the year, reflecting higher prepayment speeds related to lower interest rates that developed during the year. The fair value of investment securities was a 2.0% premium to book value at period-end, compared to a 1.2% discount at the start of the period due primarily to higher bond prices resulting from lower long-term rates. At period-end, all debt securities which were rated by public rating agencies had an investment grade rating. A total of $89 million in debt securities was not rated by rating agencies. All of these securities were either pre-funded with U.S./Agency collateral or rated “pass” or higher in the Company’s internal ratings system except for $4 million in unrated performing local municipal obligations and one substandard $8 million economic development bond which was performing in accordance with its terms. During the year, there were no impairments recorded and all securities were performing. The fourth quarter 2019 securities yield was 3.31% compared to 3.34% in the same quarter of 2018.

Loans. The loan portfolio increased by $459 million, or 5%, in 2019 due to the SI Financial acquisition, which was substantially offset by the release of balances across most loan categories based on the Company’s strategic review to deleverage and focus on its community banking mission. A summary of changes in the loan portfolio is as follows:

(In millions)	December 31, 2018 Balance	Acquired SI Financial Balances	All Other Net Change	December 31, 2019 Balance
Total commercial real estate	$3,400	$624	$10	$4,034
Commercial and industrial loans	1,980	244	(383)	1,841
Total commercial loans	5,380	868	(373)	5,875

Total residential mortgages	2,566	375	(256)	2,685

Home equity	377	58	(54)	381
Auto and other	720	2	(161)	561
Total consumer loans	1,097	60	(215)	942
Total loans	$9,043	$1,303	$(844)	$9,502

The Company views SI Financial’s historic loan origination and management practices as generally conforming with the Company’s practices and industry norms and the acquired loans are not viewed as significantly changing the Company’s overall credit risk profile. The SI Financial loans were recorded at a $45 million (or 3.3%) discount to gross carrying value.

Excluding acquired SI Financial loans, most major loan categories decreased in 2019. The decrease in commercial and industrial loans included reductions in national syndicated and participated loans. The Company also discontinued originating commercial aircraft loans and sold a portion of the portfolio balance. Residential mortgages declined due primarily to accelerated prepayments when interest rates unexpectedly declined. Additionally there were lower net purchases of mortgage pools from community banks in the region. The Company discontinued the origination of indirect auto loans in the first quarter of 2019, which was the primary cause for the decrease in consumer loans.

This reflected the Company’s decision to exit certain assets with lower profitability and lower relationship potential. The Company’s lending teams remain active serving qualifying credit demand in its markets, and following selective criteria with an emphasis on credit quality and overall relationship potential and profitability. The Company is expanding its SBA lending operations, selling the guaranteed portion of its originations into the secondary market as a fee-oriented business activity.

For the longer term, the Company’s primary lending focus is on its commercial banking business across its franchise footprint. Commercial lending is organized around four major lending activities: commercial real estate, middle market banking, asset-based lending, and business banking. Commercial loans constituted 62% of total loans at year-end 2019. Berkshire’s total non-owner occupied commercial real estate exposure measured 238% of regulatory capital at period-end, compared to 250% at the start of the year and compared to the 300% regulatory monitoring guidelines (based on regulatory definitions). Construction loan exposure was 37% of bank regulatory capital at year-end 2019, compared to 34% at year-end 2018, and compared to the 100% regulatory guideline. Berkshire monitors its commercial real estate lending risk using the enhanced processes required for banks exceeding the monitoring thresholds even though it is well margined below those thresholds.

The Bank originates SBA 7(a) loans for sale through its 44 Business Capital division (primarily in the mid-Atlantic area), as well as direct loans by its business banking teams throughout its regions. Based on the annual SBA national originations rankings as of September 30, 2019, Berkshire was among the top 30 originators both in loan count and dollars loaned. Most earnings related to SBA lending are included in loan fee income arising from the sale of guaranteed portions of SBA loans.

The fourth quarter loan yield decreased to 4.52% in 2019 from 4.94% in 2018. The contribution from purchased loan accretion decreased to 0.13% from 0.37% for these periods. The reduction in market interest rates also contributed to the decrease in portfolio yield.

Asset Quality. At period-end, non-performing assets were 0.31% of total assets. Net loan charge-offs were 0.35% of average loans in 2019, of which 0.17% was related to the previously discussed large commercial loan charge-off. The balance of troubled debt restructurings decreased to $19 million at year-end from $27 million at the start of the year. At year-end, the total contractual balance of purchased credit impaired loans was $147 million, with a $61 million carrying value. This balance includes taxi medallion loans acquired at a significant discount from Commerce Bank, with a net carrying value of $23 million at year-end 2019.

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

As of December 31, 2019 and 2018, the allowance for loan losses totaled $63.6 million and $61.5 million, respectively. The allowance for loan losses is broken down between a general component reserve (ASC 450) and specific reserve components (ASC 310). Specific reserves on individually evaluated loans amounted to $0.4 million and $0.3 million as of December 31, 2019 and 2018, respectively, with the remaining allowance being the general component of the calculation in accordance with ASC 450. The general component of the allowance for loan losses totaled approximately $63 million which consisted of $44 million attributable to observable historical data, adjusted for a temporal estimate of the incurred loss emergence and confirmation period and approximately $19 million attributable to qualitative adjustments. The breakdown between historical data and qualitative adjustments were consistent in the prior periods.

Because of the accounting for acquired loans, some measures of the loan loss allowance are not comparable to periods prior to the acquisition date or to other financial institutions. Loans acquired in business combinations totaled $2.3 billion, or 25% of total loans at year-end 2019, compared to $1.7 billion, or 19% of total loans at year-end 2018.

The loan loss allowance increased by 3% to $64 million in 2019. The allowance decreased to 0.67% of loans at year-end 2019 compared to 0.68% at year-end 2018. For business activities loans, the ratio of the allowance to loans increased to 0.80% from 0.76% of related loans. For acquired loans, this ratio decreased to 0.27% from 0.35% due to the addition of the SI Financial loans at fair value. The allowance provided 1.6X coverage of year-end non-accrual loans in 2019 compared to 1.9X in 2018.

The credit risk profile of the Company’s loan portfolio is described in Note 8 - Loan Loss Allowance of the Consolidated Financial Statements. The Company’s risk management process focuses primary attention on loans with higher than normal risk, which includes loans rated special mention and classified (substandard and lower). These loans are referred to as criticized loans. Including acquired loans, they totaled $237 million, or 1.8% of total assets at year-end 2019, compared to $189 million, or 1.5% of total assets at year-end 2018. Criticized loans from business activities increased to $146 million from $114 million. Criticized acquired loans increased to $92 million from $76 million, including acquired SI Financial loans. The increase in criticized loans from business activities was due to an increase in loans rated special mention. Substandard business activities loans decreased during the year.

The Company views its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Classified loans acquired in business combinations are recorded at fair value and are classified as performing at the time of acquisition and therefore are not generally viewed as potential problem loans. In 2019, potential problem loans decreased to $49 million from $61 million.

As discussed in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements, in June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires companies to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Forward-looking information will now be used in credit loss estimates. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of finalizing the required changes to loan loss estimation methodologies and processes as a result of the new accounting guidance. The Company is finalizing its control environment regarding the new processes, data validations, and model validation. CECL is expected to increase the allowance for credit losses, including the impact of reclassifying non-accretable credit discounts on existing purchased credit-impaired loans to the reserve. This increase to the allowance for credit losses does not include our medallion portfolio. Loans will have a resulting increase for the non-accretable credit discount and a negative adjustment to retained earnings for the remaining credit losses for financial assets.

Other Assets. At year-end 2019, the balance of payroll deposits totaled $744 million, an increase of $277 million over the prior year-end. The overnight funds were held in overnight investments, which increased by $388 million. The Company has also increased its use of short-term investments during 2019 to better match its liquidity related to payroll deposit balances which fluctuate daily. Several other asset accounts increased due to the SI Financial acquisition, including goodwill. Assets from discontinued operations primarily reflect mortgage loans held for sale by the Company’s national mortgage banking operation. The $114 million increase in Other Assets included impacts from the SI Financial acquisition as well as $84 million in right of use assets related to the adoption of a new lease accounting standard.

Deposits: Total deposits increased by $1.4 billion, or 15%, in 2019 including the acquired SI Financial deposits. A summary of changes in deposits is below:

(In millions)	December 31, 2018 Balance	Acquired SI Financial Balances	All Other Net Changes	December 31, 2019 Balance
Demand	$1,603	$258	$23	$1,884
NOW and other	1,122	138	233	1,493
Money market	2,245	190	94	2,529
Savings	724	164	(47)	841
Time deposits	3,288	585	(284)	3,589
Total deposits	$8,982	$1,335	$19	$10,336

Note:
Total payroll deposits	$467	$—	$277	$744
Total brokered deposits	$1,419	$19	$(225)	$1,213

The acquired deposits represented a market extension for Berkshire and are viewed as an attractive and stable core funding source. Due to its strategic asset reductions, the Company reduced its use of more expensive wholesale funding, including reduced brokered deposits. The Company’s payroll deposits were mostly in NOW and money market balances at year-end 2019. The Company consolidated eight branch offices in 2019. Deposit retention for these offices and for acquired balances was viewed by management as good and within the expected range through year-end. Deposit retention related to branch consolidations has been aided by the Company’s MyBanker program.

The average fourth quarter cost of deposits increased slightly to 1.11% in 2019 from 1.07% in 2018. Deposit costs have benefited from the accretion of a fair value mark on the acquired SI Financial deposits, which is producing a $2 million per quarter benefit as part of the purchase accounting accretion from this transaction. This reduced quarterly overall deposit costs by around 7 basis points; this accretion is scheduled to be completed in the second quarter of 2020.

Borrowings and Other Liabilities: Total borrowings decreased by $690 million, or 45%, in 2019. This was due to a reduction in short term FHLBB advances, partially offset by an increase in longer term FHLBB advances. The reduction in borrowings was part of the Company’s reduction in higher cost wholesale funds as a result of its asset deleveraging strategy, and was net of $153 million in borrowings acquired with SI Financial. The Company is also using some overnight payroll funds to invest in short term investments rather than to reduce short term funding. Borrowings activity also reflected the Company’s liquidity management strategies after the Federal Reserve Bank initiated unusual interventions in short term funding markets in the third quarter of 2019. As a result, the Company lengthened its funding structure to reduce risk from unexpected short term market fluctuations.

Wholesale funds consist of brokered deposits and borrowings. Wholesale funds decreased by $896 million, or 44%, to $2.0 billion due to the Company’s strategic asset reduction strategy. The Company measures the ratio of its wholesale funds to total assets as a measure of liquidity. This ratio improved, decreasing to 15% at period-end from 24% at the start of the year. The fourth quarter cost of borrowings increased to 2.77% in 2019 from 2.67% in 2018 due to the higher proportionate amount of more costly subordinated debt. Because borrowings decreased as a funding source, the fourth quarter cost of funds decreased to 1.23% in 2019 from 1.31% in 2018. This was an important objective of the Company’s strategy to help mitigate the loss of asset yield due to less benefit from purchase accounting accretion.

The category of Other Liabilities increased by $112 million in 2019, including the impact of the SI Financial acquisition. Additionally, with the adoption of the new lease accounting standard, the Company recorded in Other Liabilities a total lease liability of $81 million, in addition to the $84 million lease right of use asset previously discussed. Other Liabilities also were impacted by a $47 million increase in derivative liabilities accompanied by a $45 million increase in derivative assets in Other Assets, related to hedge fair values at period-end.

Derivative Financial Instruments: The notional balance of derivative financial instruments increased to $4.1 billion from $3.3 billion during 2019. This was primarily due to a $0.6 billion, or 24% increase in derivatives related to interest rate swaps on commercial loans, including customer swaps and back-to-back hedges with national counterparties. This growth included swaps acquired with SI Financial.

Shareholders’ Equity: Shareholders’ equity increased by $206 million, or 13%, in 2019 due primarily to the issuance of $176 million in common stock as SI Financial merger consideration. Retained earnings contributed $52 million, which was offset by $53 million in stock repurchases. Other comprehensive income contributed $25 million, which was primarily due to unrealized gains on investment securities reflecting the price impact of lower interest rates at year-end 2019.

The Company’s Board approved a 2.4 million share one year stock buyback program in March 2020. Repurchases are subject to market conditions and the Company’s financial condition, among other factors. Repurchases are targeted in part as a means to return excess capital to shareholders based on capital freed-up as a result of the asset reductions being undertaken as a result of its strategic review. Repurchases were begun in June. As of year-end 2019, the Company had repurchased 1.726 million shares at an average price of $30.56 per share.

The Company’s goal is to maintain or improve capital metrics while returning excess capital to shareholders. For the year 2019, the ratio of equity/assets improved to 13.3% from 12.7%. The non-GAAP ratio of tangible equity to tangible assets improved to 9.2% from 8.6%. The Company has a capital planning policy, including a framework conforming to regulatory expectations for annual stress testing and reporting. Capital stress testing generally follows the mandatory process required for larger banks. The Company’s policy is to maintain sufficient capital such that the modeled ratios remain above the well capitalized benchmarks in the severely adverse maximum stress scenario. The capital policy targets a capital plan that provides adequate capital to support the Company’s three year strategic plan. The policy, plan, and stress test results are annually reviewed by management and Board committees responsible for risk oversight.

Subsequent to year-end, 521,400 unregistered common shares were issued from treasury for the conversion of approximately half of the outstanding participating preferred shares in accordance with the contracted conversion terms. The common equivalent impact of these shares has previously been included in operating results per share.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
Summary: Revenue and expense in 2019 included the SI Financial operations acquired on May 17, 2019. As a result, many categories of revenue and expense increased in 2019 over the same period of 2018. Additionally, operations in 2019 included the benefit of restructuring actions in both years, and the benefit of the acquired Commerce Bank operations which were being fully integrated in the first half of 2018. Earnings per share reflected the shares issued as merger consideration for the SI Financial acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted. In 2019, The Company designated its FCLS national mortgage banking operations as discontinued and the financial statements in all periods reflect this designation.

The comparison of operating results was previously discussed in the introductory summary of Management’s Discussion and Analysis. Year-over-year profitability declined primarily due to the $16 million charge related to the write-off of one commercial loan due to alleged fraud. Profitability was also adversely impacted by a lower net interest margin due to the decline in purchased loan accretion, which had been anticipated, as well as the impact of lower interest rates on the Company’s asset sensitive balance sheet. Total purchase accounting accretion decreased to $14 million in 2019 from $23 million in 2018. The Company undertook various initiatives following its strategic review, which has previously been described, to help mitigate these margin impacts. Operating results were also lower due to higher merger charges related to the completion and integration of the SI Financial acquisition.

The Company measures the non-GAAP financial measure of adjusted earnings to focus on earnings related to ongoing operations and excluding items described in the reconciliation of non-GAAP financial measures which was set forth in an earlier section of this report. Adjusted earnings per share declined by 14% for the year, and were down 6% excluding the impact of the above-noted loan write-off.

The Company’s return on equity was 5.7% in 2019, compared to 6.8% in the prior year. Its non-GAAP measure of adjusted return on tangible common equity was 11.3% compared to 13.5% for these respective periods. The Company focuses on this measure as important to its shareholder value, as well as measuring its internal capital generation to support operations, dividend growth, and its capital metrics supporting the balance sheet.

Revenue: Net revenue from continuing operations increased in 2019 by $19 million, or 4%, to $449 million in 2019 compared to the prior year, including acquired SI Financial operations. This increase was divided between net interest income and non-interest income. The SI Financial operations reported 2018 net revenue of $56 million in 2018; these operations were acquired on May 17, 2019. The first year pro forma revenue benefit of the SI Financial combination as set forth in the notes to the financial statements indicates a proforma full year revenue benefit of $67 million, including an estimated $11 million benefit from purchase accounting accretion. On a per share basis, net revenue decreased by 2% to $9.09 in 2019 from $9.31 in 2018, primarily reflecting the decrease in the net interest margin. Annualized revenue per share measured $9.05 in the final quarter of 2019.

Net Interest Income: Net interest income from continuing operations increased by $9 million, or 3%, in 2019 compared to 2018. This growth was due to a 9% increase in average earning assets, which was partially offset by a decrease in the net interest margin. The increase in average earning assets included the impact of approximately $1.48 billion in earning assets acquired from SI Financial on May 17. This was offset by a net decline in other average earning assets due to the Company’s strategic initiative to reduce less strategically important loans and investments in order to decrease expensive wholesale funding sources and related leverage.

The net interest margin decreased year-over-year to 3.17% from 3.40%, and the contribution from purchase accounting accretion decreased to 0.12% from 0.22%. The margin decreased further to 3.11% in the final quarter of the year, including a 0.17% contribution from purchase accounting accretion. The benefit of purchase accounting accretion decreased primarily due to the seasoning of purchased credit impaired loans from prior bank acquisitions. Purchase accounting accretion also benefited from accretion related to acquired SI Financial time deposits, which are contributing approximately 7 basis points per quarter accretion benefit which is scheduled to mature in the second quarter of 2020. Recoveries of purchased credit impaired loans have been a primary source of purchased loan accretion in recent years. Under the new CECL accounting standard, future purchased loan recoveries will be posted to the loan loss allowance rather than to interest income.

The yield on earning assets measured 4.47% in both 2019 and 2018, despite the decrease in purchased loan accretion. The cost of funds increased to 1.31% from 1.11%. These results included the impacts of interest rates that were rising in much of 2018 and then falling for the much of 2019, as well as the impact of the SI Financial acquisition. The fourth quarter yield on earning assets decreased to 4.27% from 4.64%, while the fourth quarter cost of funds decreased to 1.23% from 1.31%. These results included the benefit of the Company’s strategies to reduce the reliance on higher cost wholesale funding. The quarterly net interest margin decreased from 3.41% in the fourth quarter of 2018 to 3.17% in the first quarter of 2019 due to a decline in purchased loan accretion from a relatively high level in the fourth quarter of 2018. The quarterly margin decreased further to 3.11% in the fourth quarter of 2019, primarily due to the impact of unexpected market interest rate cuts on the Bank’s asset sensitive balance sheet profile and the continued flattening of the yield curve throughout 2019.

Non-Interest Income. Non-interest income from continuing operations increased by $10 million, or 13%, in 2019 compared to 2018 due primarily to an $8 million swing in unrealized securities gains/losses which the Company views as non-operating in nature. Fee income increased by $3 million, or 4%, including the benefit of acquired operations. One major component of this income is SBA loan sale gains. Berkshire’s 44 Business Capital business generated record revenue in 2019. For the SBA fiscal year ended September 30, 2019, Berkshire’s team ranked as the 18th largest lender in the country for SBA 7A loan originations, advancing from 28th position in the prior SBA fiscal year. The category of Other Non-Interest Income includes income accrued on bank owned life insurance as well as any death benefits paid. This category also includes the amortization of tax credit investments related to tax credit benefits recorded to income tax expense.

Provision for Loan Losses. The provision increased year-over-year by $10 million, or 39%. As previously discussed, the Company is planning to adopt the new CECL accounting standard at the beginning of 2020. The posting of purchased credit impaired loan recoveries to the loan loss allowance under CECL may have the impact of reducing the provision for loan losses in this regard, compared to current accounting principles.

Non-Interest Expense. Non-interest expense from continuing operations increased year-over-year by $23 million, or 9%, including acquired operations. Merger related expense included the completion of the SI Financial merger. The Company focuses on its non-GAAP financial measure of adjusted expense which excludes merger charges and other items set forth in the reconciliation of non-GAAP measures. Adjusted expense increased by $17 million, or 7%.

Expenses in 2019 benefited from $3 million in FDIC premium rebates as a result of a return of FDIC reserves to smaller U.S. banks. Professional services expense increased due to legal cost and settlements. The category of other expense increased due to uninsured losses on check items as well higher loan workout expense. The full year efficiency ratio moved unfavorably to 55.6% in 2019 from 53.6% in 2018. The full efficiencies from the merger were not achieved until the fourth quarter of 2019.

Full-time equivalent staff in continuing operations totaled 1,550 positions at period-end, compared to 1,485 at year-end 2018; SI Financial reported approximately 284 full time equivalent positions at that date. At year-end 2019, full-time equivalent staff in the national mortgage banking operations designated as discontinued total 323 positions, compared to 432 positions at the start of the year.

Merger expenses recorded in 2019 related to the SI Financial acquisition, included severance expense, legal and professional transaction costs, and contract termination costs. Restructuring costs included employee severance, lease terminations, and contract termination costs related to the Company’s efficiency projects and branch consolidations. The loss from discontinued operations related to the Company’s national mortgage banking operations held for sale, including the write-down of related mortgage servicing right assets.

Income Tax Expense. Income taxes are discussed in a note to the Consolidated Financial Statements; this note is important to an understanding of the results of operations. The effective tax rate measured 18% in 2019, compared to 21% in 2018. As set forth in the tax note, this reflected the proportionate benefit of tax advantaged income on lower pretax earnings, along with structural changes in the Company’s tax position, including the impacts of the SI Financial acquisition.

Discontinued Operations. As part of its strategic review, the Company decided at the beginning of 2019 to attempt to sell its national mortgage banking operations. These operations are not viewed as central to the Company’s current community banking focus. These operations have been reclassified as discontinued operations for financial statement presentation purposes for all periods shown in the financial statements. These operations became unprofitable in 2018 as a result of depressed industry conditions due to lower market demand for mortgages as interest rates rose in that period. While industry conditions improved in 2019 as interest rates moved downwards during the year, these operations continued to operate at a loss. The net loss was equivalent to $0.08 per share in 2019, compared to $0.07 per share in 2018. Total revenue improved to $41 million in 2019 from $39 million in 2018, but remained below the $55 million recorded during the profitable year of 2017. Most of the $5.5 million pretax loss in 2019 was due to a $4.5 million charge to write-down mortgage servicing rights based on market indications at year-end.

Total Comprehensive Income. Total comprehensive income includes net income together with other comprehensive income. Other comprehensive income is principally driven by unrealized gains/losses in the investment portfolio, which primarily reflect the impact of point-in-time interest rates on capital market prices. Falling interest rates at year-end resulted in $25 million in other comprehensive income for 2019, while rising year-end interest rates resulted in a $12 million other comprehensive loss in 2018. When combined with net income reported in those years, total comprehensive income was $123 million in 2019, compared to $93 million in 2018.

Quarterly Results. Quarterly results for 2019 and 2018 are presented in a note to the Consolidated Financial Statements. Results for all of these periods have been discussed in previous SEC Forms 10-Q and 10-K, except for operations in the fourth quarter of 2019. Prior SEC filings for 2018 presented results including national mortgage banking operations in continuing operations, rather than as discontinued operations as shown in the quarterly results footnote in the 2019 financial statements. The second and third quarters of each year are often the strongest quarters due to generally higher business activity during the spring and summer. Quarterly results also vary depending on the timing of expenses that are excluded from the measure of adjusted earnings, including merger related expenses. Quarterly results are also affected by the timing of recoveries of purchased credit impaired loans as well as changes in the loan loss provision. The third quarter of 2019 was the first full quarter to include the operations of SI Financial, which was acquired on May 17, 2019.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Summary: Berkshire achieved record revenue, earnings, and return on assets in 2018. GAAP results included significant charges viewed as non-operating. Based on its non-GAAP adjusted measures, Berkshire produced improvement in its earnings per share and ROA measures. Berkshire’s national mortgage banking operations have been retroactively classified as discontinued for these periods. Net income increased in 2018 by $51 million, or 91%, to $106 million. Adjusted net income increased to $129 million from $91 million. On a per share basis, net income increased by 65% to $2.29 and adjusted net income per share increased by 22% to $2.79.

Operations in 2018 benefited from the lower federal tax rate, which reduced the Company’s effective tax rate by an estimated 10.8%. Results of discontinued operations have been excluded from adjusted net income.

The operating results of the Company further benefited from a full year of fully integrated First Choice operations in the Mid Atlantic and a partial year of the fully integrated Commerce operations in Eastern Massachusetts. The successful integrations of these business combinations were a critical focus for the Company. Operating results also benefited from organic loan growth and improved efficiency resulting from increased business scale. Additionally, most restructuring actions were expected to benefit subsequent earnings, including restructuring actions in 2017 and 2018. Operating results benefited from higher purchased loan accretion resulting from unanticipated high levels of recoveries of purchased credit impaired loans. Total purchased loan accretion measured $23 million in 2018, compared to $15 million in the prior year. The GAAP return on assets improved to 0.90% in 2018, while the non-GAAP adjusted return on assets measured 1.12%. The return on equity improved to 6.8%, while the non-GAAP measure of adjusted return on tangible common equity improved to 13.5%. The efficiency ratio improved to 53.6% from 60.0%.

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

Total Net Revenue. Total net revenue increased in 2018 to $431 million from $365 million in 2017, including the benefit of acquired Commerce operations. Net interest income increased to $431 million from $365 million. Net interest income growth was due to the increase in average earning assets, including the benefit of the Commerce assets, together with organic loan growth in 2018. Non-interest income in 2018 remained flat at $74 million. An increase in fee income was offset by a change in gains/losses from securities and from hedge terminations.

Provision for Loan Losses. The provision for loan losses increased by $4 million, or 21%, to $25 million in 2018. The provision for loan losses exceeded net loan charge-offs and resulted in an increase in the loan loss allowance to 0.68% of total loans at year-end, compared to 0.62% at the start of the year.

Non-Interest Expense. Including the acquired Commerce operations, total non-interest expense increased to $267 million in 2018 from $253 million in 2017. Full time equivalent staff at year-end 2018 totaled 1,917 positions including 432 national mortgage banking positions. This is down from 1,992 positions including 513 national mortgage banking positions at year-end 2017. Excluding mortgage banking, all other FTE staff was essentially flat, with Commerce related reductions offset by staff recruitment to support Eastern Massachusetts expansion and infrastructure to support operations above the $10 billion asset size. Non-interest expense includes amounts viewed by the Company as not related to ongoing operations. These expenses are excluded from the Company’s non-GAAP measure of adjusted expense. The primary component of these expenses is merger related expense, which totaled $9 million in 2018 and $25 million in 2017. Merger expenses were primarily related to the Commerce acquisition in 2018 and the First Choice combination in 2017. For both of these business combinations, the Company estimates that merger costs were within its original projections. In 2018, other expenses excluded from adjusted expenses included $8 million for core systems contract restructuring costs, $3 million for a legal settlement, and $1.5 million for the CEO transition. The core systems restructuring included a full core systems technology assessment and a competitive vendor selection process. The restructured contract is targeted to provide more flexibility in developing technology and integrating third party solutions, together with improved efficiency and lower costs related to growth. The Company recorded restructuring and other expense totaling $7 million in 2017, which was primarily related to premises lease terminations as the Company has reduced its rented space. In 2017, the Company recorded $3 million in employee and community investment expense for initiatives undertaken due to the federal tax reform. Total expenses excluded from the measure of adjusted expenses totaled $22 million in 2018 and $35 million in 2017.

Income Tax Expense. The effective tax rate measured 21% in 2018. The GAAP tax rate of 45% in 2017 included the $18 million charge to write-down the net deferred tax assets as a result of the federal income tax reform near year-end. Before this charge, the effective tax rate in 2017 was 26%. As previously noted, federal income tax reform reduced the Company’s effective tax rate in 2018 by an estimated 11% compared to what it would have been without tax reform.Without this tax reform, the Company’s effective tax rate would have increased in 2018 due to its larger size and higher pretax income in relation to the tax advantaged income sources consisting primarily of tax exempt investment income, life insurance income, and investment tax credits.

LIQUIDITY AND CASH FLOWS
Liquidity is the ability to meet cash needs at all times with available cash and established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner. Berkshire evaluates liquidity at the holding company and on a consolidated basis, which is primarily a function of the Bank’s liquidity.

The Company’s liquidity management focuses on the liquidity of the Bank, primarily to serve the deposit and loan needs of its customers. The Company undertook a focused program in 2019 to improve the liquidity of the Bank. Elements of this program included:

•	Completing the acquisition of SI Financial, which added a significant source of core deposits viewed as relatively stable.

•
Reducing less strategically important assets in order to generate funds to pay down potentially more volatile wholesale funding sources which had been used to fund leveraged balance sheet expansion in recent years.

•
Shifting borrowings to de-emphasize overnight FHLBB advances, using advances with due dates laddered into the future, to minimize the impacts of any potential disruptions in financial market liquidity.

•	Maintaining more liquid assets on balance sheet, including overnight funds from payroll deposits which had been used to paydown overnight advances.

One general measure of the Bank’s liquidity is the ratio of loans/deposits. This ratio improved to 92% from 101% during 2019. The measure of wholesale funding (borrowings and brokered deposits) decreased to 18% of funding liabilities (deposits and borrowings) from 28%. The ratio of brokered deposits decreased to 11% of funding liabilities from 14%. Unencumbered high quality liquid assets measured 8% of funding liabilities at year-end 2019. Actions taken to improve the liquidity of the balance sheet included runoff of illiquid loan portfolios, extension of wholesale funding maturities, and setting an objective to limit loan growth to the growth rate of core deposits. As part of a comprehensive review and update of funds management and liquidity policies, the Company expanded its liquidity stress management testing and contingency funding plans. The Company also uses national secondary markets to support its lending programs and facilitate the targeted sale of portfolio loans. The Federal Home Loan Bank of Boston ("FHLBB") is the Bank’s primary source of borrowings. The Bank’s total FHLBB unused borrowing availability was $1.6 billion at year-end 2019, compared to $1.2 billion at the start of the year. In recent periods, the Bank has expanded borrowings base of collateral assets to improve eligibility for FHLBB borrowings. The Bank is also expanding its list of approved correspondent banks and the availability of federal funds lines to the Company. The Company maintains cash flow projections over a series of monthly and quarterly time horizons and monitors projected liquidity indicators against established policy objectives. The Bank’s payroll deposit service generates deposits which fluctuate daily based on customer payroll cycles. During 2019, the Bank shifted its liquidity management to maintain more overnight funds on balance sheet rather than reducing borrowings.

The primary liquidity need at the holding company is to support its capital structure, including shareholder dividends and debt service. The holding company primarily relies on dividends from the Bank to meet its ongoing cash needs. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. There are certain restrictions on the payment of dividends by the Bank based on retained earnings of the Bank. Dividends by the holding company require notice and non-objection from the Federal Reserve Bank in the event that earnings are not sufficient to cover the dividend.
In 2019, the Company initiated a stock repurchase program which was funded by additional cash dividends from the Bank utilizing the proceeds from strategic asset reductions. At year-end 2019, the holding company had $74 million in cash and equivalents, compared to $69 million at the start of the year. The Parent’s cash is held on deposit in the Bank. In 2019, the holding company eliminated a small unsecured line of credit which had been minimally used in recent years. The holding company manages a portfolio of liquid equity securities in support of the consolidated strategy for investments and asset liability management.

CAPITAL RESOURCES
The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s long term goal is to use capital efficiently to achieve its objective to become a higher performance company. The Company’s strategic initiatives in 2019 were targeted to reduce balance sheet leverage, release lower returning assets, and return excess capital to shareholders through stock buybacks, while maintaining or improving capital metrics.

Berkshire views its adjusted internal return on tangible capital as the primary capital resource of the Company. This non-GAAP financial measure is based on the Company’s measure of adjusted earnings, which excludes net charges viewed as not related to ongoing operations. The Company focuses on internal capital generation to support shareholder dividends and organic growth and also to support non-operating charges and/or improvement in its capital ratios. The Company has in the past maintained a universal shelf registration of capital securities with the SEC. The Company normally uses common stock as a significant component of consideration for business combinations. The resulting stock issuances have meaningfully increased the float and market capitalization of the Company. In 2019, the merger consideration for the SI Financial acquisition was 100% comprised of Company common stock, with the result that the acquisition’s dilution of tangible book value per share was primarily limited to the impact of transaction costs. Additional discussion of the Company’s capital management is contained in the Shareholders’ Equity section of the discussion of Changes in Financial Condition in this report.

CONTRACTUAL OBLIGATIONS
The year-end 2019 contractual obligations were as follows:

Item 7-7A - Table 1 - Contractual Obligations

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB borrowings (1)	$730,501	$419,996	$290,825	$11,993	$7,687
Subordinated notes	97,049	—	—	—	97,049
Lease liabilities (2)	80,734	11,287	19,721	14,283	35,443
Total Contractual Obligations	$908,284	$431,283	$310,546	$26,276	$140,179
_______________________________
Acquisition related obligations are not included.
(1) Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2038 and the rates vary by borrowing.
(2) Consists of leases, bank branches, and ATMs through 2039.

Further information about borrowings and lease obligations is disclosed in Note 13 - Borrowed Funds and Note 18 - Leases of the Consolidated Financial Statements.

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

The Company makes further measurements of fair value of certain assets and liabilities, as described in the related note in the financial statements. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, marketable equity securities, and derivative instruments. These measurements were included in the previous discussion of changes in financial condition, and were generally based on Level 2 market based inputs. Non-recurring fair value measurements primarily relate to certain corporate bonds, impaired loans, capitalized mortgage servicing rights, and other real estate owned. When measurement is required, these measures are generally based on Level 3 inputs. Acquired corporate bonds and industrial development bonds are valued based on Level 3 inputs.

Berkshire provides a summary of estimated fair values of financial instruments at each period-end. The premium or discount value of loans has historically been the most significant element of this presentation. This amount is a Level 3 estimate and reflects management’s subjective judgments. At year-end 2019, the premium value of the loan portfolio was $215 million, or 2.3% of carrying value, compared to $45 million, or 0.5% of carrying value at year-end 2018. This increase reflected the lower prevailing market interest rates at year-end 2019, resulting in a higher present value of the fixed rate instruments in the portfolio.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the financial statements. The preparation of the consolidated financial statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified the Company's most critical accounting policies as related to:

•	Allowance for Loan Losses

•	Acquired Loans

•	Fair Value of Financial Instruments

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
Quantitative Aspects of Market Risk. The Company measures its interest rate sensitivity primarily by evaluating models of net interest income over one year, two years, and three year time horizons. The Company models a base case assuming no changes in interest rates or balance sheet composition and then assuming various scenarios of ramped interest rate changes, shocked interest rate changes, changes predicted by the forward yield curve, and changes involving twists in the yield curve. The focus is on a two-year scenario where interest rates ramp up by 200 basis points in the first year compared to a base case of flat interest rates. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value of changes to equity based on long term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the ramped change described above, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings were expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The input for loan prepayment speeds was updated, reducing the modeled prepayment speeds in downward rate environments and thereby reducing the related income sensitivity. This change in inputs was not viewed as material in the overall scope of interest rate risk analysis. There were no material changes to the way that the Company measures market risk in 2019.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2019
+300	$17,080	4.70%	$28,003	7.60%
+200	11,070	3.00	19,589	5.30
+100	5,107	1.40	10,289	2.80
-100	(6,559)	(1.80)	(13,611)	(3.70)
At December 31, 2018
+300	$8,200	2.20%	$4,400	1.20%
+200	6,700	1.80	3,500	0.90
+100	4,600	1.20	2,100	0.60
-100	(5,900)	(1.60)	(9,500)	(2.50)

The Company’s interest rate sensitivity became more asset sensitive in 2019. This reflected the impact of the SI Financial acquisition along with the impact of the Company’s strategic deleveraging and reduction of wholesale funding. It also reflected the shorter projected lives of assets with prepayment activity, due to the lower long term interest rates at period-end. At period-end, in the second year of a 200 basis point parallel upward ramp of interest rates, net interest income was projected to increase by 5% compared to a baseline scenario of unchanged interest rates. This was modeled as 1% at the beginning of the year. With this added interest rate sensitivity, the Company is also more sensitive to declining net interest income in falling interest rate scenarios. In the second year of a 100 basis point downward parallel interest rate ramp, net interest income is modeled to decrease by 4%, compared to a decrease of 2% at the start of the year. In a 200 basis point downward ramp, the modeled downward impact is 6%. The Company’s model assumes that it will not reduce the rate on its financial instruments below zero, and there are no significant contracted indexed instruments which would reset below zero in a down 200 basis point scenario at December 31, 2019. The above sensitivities are compared to the baseline static model and based on current interest rates and modeling assumptions. The yield curve at period-end, if unchanged, could additionally pressure the net interest margin in the future compared to recent results due to ongoing asset yield compression in a static environment before the targeted benefit of further potential asset reductions. Further flattening of the yield curve also presents the possibility of compressing the margin, including the impact of tighter market spreads due to competitive factors in such environments.

The Company’s equity at risk is normally liability sensitive due to the overall shorter duration of its funds sources compared to its loan and investments. Due to the changes described above, this sensitivity has declined. At year-end 2019, the economic value of equity at risk was modeled to decrease by only 1% in the scenario of a modeled 200 basis point parallel upward rate shock. This sensitivity has declined from 6% at year-end 2018. At year-end, the economic value of equity was negatively at risk for most modeled scenarios of interest rate changes. A 2% downward interest rate shock was modeled to result in an 11% decrease in the economic value of equity due to assumed market floors in the cost of deposits.

In addition to modeling net interest income, the Company also estimates the sensitivity of net income to interest rate changes. This sensitivity is generally larger on a percentage basis, since net income is lower than net interest income. The national mortgage banking operations had been a partial hedge to the asset sensitivity of net interest income, with mortgage banking fee income increasing in downward rate scenarios. The removal of these operations has removed this hedging influence related to net income. At year-end 2019, net income at risk in year two in the event of a 200 basis point ramp was an increase of 11% in an upward ramp and a decrease of 13% in a downward ramp. Sensitivity had been modeled as generally neutral at the end of 2018. A critical component of the Company’s modeling is the assumption of deposit interest rate sensitivity, which the Company continues to model at a 40% beta level. The Company does not believe that the addition of the SI Financial deposits materially impacted this estimate. The behavior of markets under the historically unusual conditions currently prevailing may be different from modeling assumptions, and the Company continues to monitor the markets and the assumptions in its model.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2019. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 - Election of Directors for a One-Year Term” in Berkshire’s Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Richard M. Marotta	61	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	44	Senior Executive Vice President of the Company; President - Berkshire Bank
James M. Moses	43	Senior Executive Vice President, Chief Financial Officer of the Company; Senior Executive Vice President, Chief Financial Officer - Berkshire Bank
George F. Bacigalupo	65	Senior Executive Vice President, Commercial Banking - Berkshire Bank
Tami F. Gunsch	57	Senior Executive Vice President & Director of Relationship Banking - Berkshire Bank
Malia C. Lazu	42	Executive Vice President, Chief Experience & Culture Officer - Berkshire Bank
Gregory D. Lindenmuth	52	Senior Executive Vice President, Chief Risk Officer - Berkshire Bank
Wm. Gordon Prescott	58	Executive Vice President, General Counsel and Corporate Secretary - Berkshire Bank
The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Richard M. Marotta. Age 61. Mr. Marotta was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in November 2018. He was also appointed as a Director of the Company and the Bank. Prior to these appointments, Mr. Marotta served as Senior Executive Vice President of the Company and President of the Bank from 2015. Mr. Marotta joined the Company in 2010 as Executive Vice President, Chief Risk Officer and has held additional positions including Chief Credit Officer and Chief Administrative Officer. Mr. Marotta has all functions reporting to him except for those reporting to Mr. Gray and Mr. Moses. Mr. Marotta was previously Executive Vice President and Group Head, Asset Recovery at KeyBank.

Sean A. Gray. Age 44. Mr. Gray was appointed to the role of Senior Executive Vice President and Chief Operating Officer of the Company and President of the Bank in November 2018. Prior to this appointment, Mr. Gray was Senior Executive Vice President of the Company and Chief Operating Officer of the Bank from 2015. Mr. Gray joined the Company in 2007 as First VP, Retail Banking and has held various position including, Executive Vice President, Retail Banking and Senior VP. Mr. Gray has Ms. Gunsch and Mr. Bacigalupo reporting to him, together with the wealth management, insurance, government banking, cash management, information technology, business line analytics, and corporate development functions. The newly appointed Regional Presidents report to Mr. Gray in their capacity as market leaders. Prior to joining the Bank, Mr. Gray was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

James M. Moses. Age 43. Mr. Moses is Senior Executive Vice President, Chief Financial Officer of the Company and the Bank, since joining the Bank in July 2016. Mr. Moses has Mr. Prescott reporting to him, together with the accounting, treasury, tax, investor relations, and capital markets functions. Mr. Moses previously served at Webster Bank as Senior Vice President and Asset/Liability Manager. Mr. Moses joined Webster Bank in 2011 from M&T Bank where he spent four years in various roles including head mortgage trader, deposit products pricing manager, and consumer credit card product manager.

George F. Bacigalupo. Age 65. Mr. Bacigalupo was promoted to Senior Executive Vice President, Commercial Banking in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Mr. Bacigalupo is responsible for commercial banking, including the commercial real estate, middle-market (commercial and industrial), asset-based lending, and small business banking. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Tami F. Gunsch. Age 57. Ms. Gunsch is Senior Executive Vice President & Director of Relationship Banking, she also serves as President of First Choice Loan Services, a subsidiary of Berkshire Bank. Ms. Gunsch is responsible for all aspects of the retail banking consumer experience, including branches, branch operations, consumer lending, home lending, private banking, investment services, call center, electronic/mobile banking, operations, loan servicing, and the MyBanker team, as well as the deployment of the Bank's relationship banking strategy across all lines of business. Ms. Gunsch has previously held the positions of EVP, Retail Banking and Senior Vice President. Ms. Gunsch joined Berkshire from Citizens Bank in 2009 as First VP of Retail Banking.

Malia C. Lazu. Age 42. Ms. Lazu is Executive Vice President, Chief Experience and Culture Officer for Berkshire Bank. She oversees and directs internal and external experience and culture management, and is a key advisor to the Corporate Responsibility and Culture Committee of the Company's Board of Directors. Ms. Lazu is also the Regional President for the Company's Boston region. She manages corporate communications, marketing, corporate social responsibility, and facilities. She also coordinates with the Executive Director of the Berkshire Bank Foundation. Ms. Lazu joined in July 2019, having served the Company as an independent consultant for more than a year. Ms. Lazu has more than 20 years experience as a culture creator and strategist for cities, institutions, and organizations throughout the U.S.

Gregory D. Lindenmuth. Age 52. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth is responsible for enterprise risk management as well as compliance, loan review, information security, and strategic services. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.

Wm. Gordon Prescott, Age 58. Mr. Prescott is Executive Vice President, General Counsel and Corporate Secretary of the Bank, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, and holds a law degree from Boston University School of Law.

Reference is made to the cover page of this report and to the section captioned “Additional Information - Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Proposal 1 - Election of Directors for a One-Year Term”, “Corporate Governance - Committees of the Board of Directors”, and “Corporate Governance - Audit Committee” in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Business Conduct” in the Proxy Statement is incorporated herein by reference.

A copy of the Company’s code of ethics is available to stockholders on the Company’s website at:
http://ir.berkshirebank.com.

ITEM 11. EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Proposal 1 - Election of Directors for a One-Year Term”, “Corporate Governance - Committees of the Board of Directors”, and “Corporate Governance - Audit Committee” in the Proxy Statement are incorporated herein by reference.

For information regarding the Compensation Committee Report, the section captioned “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Additional Information - Stock Ownership” in the Proxy Statement.

(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Additional Information - Stock Ownership” in the Proxy Statement.

(c)Changes in Control
Management of Berkshire knows of no arrangements, including any pledge by any person of securities of Berkshire, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2019, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	153,272	$22.00	1,123,411
Equity compensation plans not approved by security holders	—	—	—
Total	153,272	$22.00	1,123,411

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Additional Information - Other Information Relating to Directors and Executive Officers - Transactions with Related Persons and - Procedures Governing Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the section “Proposal 1 - Election of Directors for a One Year Term” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	[1] Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]	Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]	Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities
10.1	Three-Year Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.2	Amended and Restated Supplemental Executive Retirement Agreement between Berkshire Bank and Richard M. Marotta (6)
10.3	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (6)
10.4	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and George F. Bacigalupo (7)
10.5	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Sean A. Gray (9)
10.7	Berkshire Bank Enhanced Change in Control Severance Plan (Gregory Lindenmuth)
10.8	Form of Split Dollar Agreement entered into with Sean A. Gray and Richard M. Marotta (10)
10.10	Berkshire Hills Bancorp, Inc. 2011 Equity Incentive Plan (11)
10.11	Berkshire Hills Bancorp, Inc. 2013 Equity Incentive Plan (12)
10.12	Berkshire Bank Executive Long-Term Care Insurance Plan (13)
10.13	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (14)
10.14	Senior Executive Short Term Incentive Plan (15)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on November 9, 2017.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(7)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 23, 2016.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on March 24, 2011.
(12)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 2, 2013.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(14)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(15)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on May 10, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: February 28, 2020	By:	/s/ Richard M. Marotta
Richard M. Marotta
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard M. Marotta	Director, President, & Chief Executive Officer	February 28, 2020
Richard M. Marotta	(principal executive officer)

/s/ James M. Moses	Senior Executive Vice President, Chief Financial Officer	February 28, 2020
James M. Moses	(principal financial and accounting officer)

/s/ J. Williar Dunlaevy	Chairman	February 28, 2020
J. Williar Dunlaevy

/s/ Baye Adofo-Wilson	Director	February 28, 2020
Baye Adofo-Wilson

/s/ Rheo A. Brouillard	Director	February 28, 2020
Rheo A. Brouillard

/s/ David M. Brunelle	Director	February 28, 2020
David M. Brunelle

/s/ Robert M. Curley	Director	February 28, 2020
Robert M. Curley

/s/ John B. Davies	Director	February 28, 2020
John B. Davies

/s/ William H. Hughes, III	Director	February 28, 2020
William H. Hughes, III

/s/ Cornelius D. Mahoney	Director	February 28, 2020
Cornelius D. Mahoney

/s/ Pamela A. Massad	Director	February 28, 2020
Pamela A. Massad

	Director	February 28, 2020
Sylvia Maxfield

/s/ Laurie Norton Moffatt	Director	February 28, 2020
Laurie Norton Moffatt

/s/ William J. Ryan	Director	February 28, 2020
William J. Ryan

/s/ Jonathan I. Shulman	Director	February 28, 2020
Jonathan I. Shulman

/s/ D. Jeffrey Templeton	Director	February 28, 2020
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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Richard M. Marotta	/s/ James M. Moses
Richard M. Marotta	James M. Moses
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
February 28, 2020	February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued in 2013 by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - General Component

The allowance for loan losses is a significant estimate that is a determination of estimated probable incurred credit losses in the Company’s loan portfolio. Refer to Note 1 - Summary of Significant Accounting Policies for the Company’s accounting policy related to the allowance for loan losses and Note 8 - Loan Loss Allowance for the Company’s disclosures related to loans and the associated allowance for loan losses. The Company has deemed its policy for determining the allowance for loan losses to be a critical accounting estimate.

The allowance for loan losses includes allowance allocations calculated in accordance with ASC 310, “Receivables,” and allowance allocations calculated in accordance with ASC 450, “Contingencies.” The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (“general component”) and an analysis of certain individual loans for impairment (“specific component”).

As of December 31, 2019, the allowance for loan losses totaled approximately $63.6 million. The general component of the allowance totaled approximately $63 million which consisted of approximately $44 million attributable to observable historical data and approximately $19 million attributable to qualitative adjustments. The formula-based approach emphasizes loss factors derived from actual historical and industry portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are based on an estimate of historical average annual percentage rate of loan loss for each group of loan, a temporal estimate of the incurred loss emergence and confirmation period for each group of loan, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

We considered auditing the general component of the allowance for loan losses to be a critical audit matter due to complex nature of the calculation resulting from the high volume of the data inputs. The high degree of manual intervention for the data to be appropriately evaluated in the calculation makes auditing the general component of the allowance for loan loss calculation especially challenging. The calculation utilizes numerous external and internal data sources as well as a high volume of reports. The dependability of the calculation relies heavily on the completeness, accuracy and validity of the data sources and appropriate application of these data points within the calculation.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls pertaining to the significant data inputs related to the completeness and accuracy of the data inputs as well as the accuracy of the allowance calculation itself. These specific procedures included:

◦	Management’s control over the completeness and accuracy of reports utilized to prepare the allowance for loan loss calculation

◦	Management’s control over the completeness and accuracy of historical loss calculations over the groups of loans included in the general component of the allowance calculation

◦	Management’s control over the completeness and accuracy of the loss emergence period calculation

◦	Management’s review of the mathematical accuracy of the allowance for loan loss calculation

•	Substantively testing the completeness and accuracy over management’s allowance calculation including the various significant data inputs. These specific procedures included:

◦	Testing of the completeness and accuracy of reports utilized in the calculation of the allowance for loan losses.

◦	Testing the completeness and accuracy of the historical loss calculation

◦	Testing the accuracy and completeness of loss emergence period calculation

◦	Testing the mathematical accuracy of management’s allowance calculation

/s/ Crowe LLP
We have served as the Company's auditor since 2017.
New York, New York
February 28, 2020

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$105,447	$100,972
Short-term investments	474,382	82,217
Total cash and cash equivalents	579,829	183,189

Trading security	10,769	11,212
Marketable equity securities, at fair value	41,556	56,638
Securities available for sale, at fair value	1,311,555	1,399,647
Securities held to maturity (fair values of $373,277 in 2019 and $371,224 in 2018)	357,979	373,763
Federal Home Loan Bank stock and other restricted securities	48,019	77,344
Total securities	1,769,878	1,918,604

Loans held for sale	36,664	2,183

Commercial real estate loans	4,034,269	3,400,221
Commercial and industrial loans	1,840,508	1,980,046
Residential mortgages	2,685,472	2,566,424
Consumer loans	942,179	1,096,562
Total loans	9,502,428	9,043,253
Less: Allowance for loan losses	(63,575)	(61,469)
Net loans	9,438,853	8,981,784

Premises and equipment, net	120,398	106,500
Goodwill	553,762	518,325
Other intangible assets	45,615	33,418
Cash surrender value of bank-owned life insurance	227,894	190,609
Deferred tax assets, net	51,165	42,434
Other assets	237,780	120,926
Assets from discontinued operations	154,132	114,259
Total assets	$13,215,970	$12,212,231

Liabilities
Demand deposits	$1,884,100	$1,603,019
NOW and other deposits	1,492,569	1,122,321
Money market deposits	2,528,656	2,245,195
Savings deposits	841,283	724,129
Time deposits	3,589,369	3,287,717
Total deposits	10,335,977	8,982,381
Short-term debt	125,000	1,118,832
Long-term Federal Home Loan Bank advances	605,501	309,466
Subordinated notes	97,049	89,518
Total borrowings	827,550	1,517,816
Other liabilities	267,398	149,519
Liabilities from discontinued operations	26,481	9,597
Total liabilities	11,457,406	10,659,313
(continued)

	December 31,
(In thousands, except share data)	2019	2018
Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2018)	40,633	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 49,585,143 shares outstanding in 2019; 100,000,000 shares authorized; 46,211,894 shares issued, and 45,416,855 shares outstanding in 2018)	517	460
Additional paid-in capital - common stock	1,422,441	1,245,013
Unearned compensation	(8,465)	(6,594)
Retained earnings	361,082	308,839
Accumulated other comprehensive income/(loss)	11,993	(13,470)
Treasury stock, at cost (2,318,047 shares in 2019 and 795,039 shares in 2018)	(69,637)	(21,963)
Total shareholders’ equity	1,758,564	1,552,918
Total liabilities and shareholders’ equity	$13,215,970	$12,212,231
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Interest and dividend income
Loans	$448,927	$406,222	$302,917
Securities and other	60,586	59,672	52,159
Total interest and dividend income	509,513	465,894	355,076
Interest expense
Deposits	115,193	78,364	43,855
Borrowings and subordinated notes	29,062	31,330	20,258
Total interest expense	144,255	109,694	64,113
Net interest income	365,258	356,200	290,963
Non-interest income
Mortgage banking income	788	635	2,786
Loan related income	24,374	23,155	21,421
Deposit related fees	31,352	29,806	27,165
Insurance commissions and fees	10,957	10,983	10,589
Wealth management fees	9,353	9,447	9,395
Total fee income	76,824	74,026	71,356
Other	1,438	3,557	(3,377)
Gain/(loss) on securities, net	4,389	(3,719)	12,598
Gain on sale of business operations and assets, net	1,351	460	296
Loss on termination of hedges	—	—	(6,629)
Total non-interest income	84,002	74,324	74,244
Total net revenue	449,260	430,524	365,207
Provision for loan losses	35,419	25,451	21,025
Non-interest expense
Compensation and benefits	140,906	134,019	120,015
Occupancy and equipment	39,586	36,927	31,730
Technology and communications	26,523	27,147	24,450
Marketing and promotion	4,474	4,697	6,528
Professional services	10,798	7,343	7,507
FDIC premiums and assessments	3,861	5,734	6,457
Other real estate owned and foreclosures	154	68	44
Amortization of intangible assets	5,783	4,934	3,493
Merger, restructuring and conversion related expenses	28,046	22,144	31,558
Other	29,726	23,880	21,196
Total non-interest expense	289,857	266,893	252,978
Income from continuing operations before income taxes	123,984	138,180	91,204
Income tax expense from continuing operations	22,463	28,961	42,088
Net income from continuing operations	101,521	109,219	49,116

(Loss)/income from discontinued operations before income taxes	(5,539)	(4,767)	8,545
Income tax (benefit)/expense from discontinued operations	(1,468)	(1,313)	2,414
Net (loss)/income from discontinued operations	(4,071)	(3,454)	6,131

Net income	$97,450	$105,765	$55,247
Preferred stock dividend	960	918	219
Income available to common shareholders	$96,490	$104,847	$55,028
	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Basic earnings/(loss) per share:
Continuing Operations	$2.06	$2.38	$1.24
Discontinued operations	(0.08)	(0.08)	0.16
Total basic earning per share	$1.98	$2.30	$1.40

Diluted earnings/(loss) per share:
Continuing Operations	$2.05	$2.36	$1.24
Discontinued operations	(0.08)	(0.07)	0.15
Total diluted earnings per share	$1.97	$2.29	$1.39

Weighted average common shares outstanding:
Basic	49,263	46,024	39,456
Diluted	49,421	46,231	39,695
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$97,450	$105,765	$55,247
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	34,530	(16,923)	(15,142)
Changes in unrealized gains and losses on derivative hedges	—	—	6,573
Changes in unrealized gains and losses on pension	(270)	336	(94)
Total other comprehensive income/(loss), before tax	34,260	(16,587)	(8,663)
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	(8,873)	4,421	5,610
Changes in unrealized gains and losses on derivative hedges	—	—	(2,589)
Changes in unrealized gains and losses on pension	76	(108)	37
Total income tax (expense) benefit related to other comprehensive income (loss)	(8,797)	4,313	3,058
Total other comprehensive income/(loss)	25,463	(12,274)	(5,605)
Total comprehensive income	$122,913	$93,491	$49,642
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2017	—	—	35,673	$366	$898,989	$(6,374)	$217,494	$9,766	$(26,943)	$1,093,298
Comprehensive income:
Net income	—	—	—	—	—	—	55,247	—	—	55,247
Other net comprehensive (loss)	—	—	—	—	—	—	—	(5,605)	—	(5,605)
Total comprehensive income	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	=sum(J5:J6)	55,247	(5,605)	—	49,642
Acquisition of Commerce Bank	522	40,633	4,842	48	188,552	—	—	—	—	229,233
Common stock issued, net of $7.1 million offering costs	—	—	4,638	46	152,938	—	—	—	—	152,984
Cash dividends declared on common shares ($0.84 per share)	—	—	—	—	—	—	(33,022)	—	—	(33,022)
Cash dividends declared on preferred shares ($0.42 per share)	—	—	—	—	—	—	(219)	—	—	(219)
Forfeited shares	—	—	(17)	—	102	516	—	—	(618)	—
Exercise of stock options	—	—	19	—	—	—	(158)	—	487	329
Restricted stock grants	—	—	161	—	1,650	(5,775)	—	—	4,125	—
Stock-based compensation	—	—	—	—	—	5,102	—	—	—	5,102
Other, net	—	—	(26)	—	256	—	(163)	—	(1,176)	(1,083)
Balance at December 31, 2017	522	40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
Comprehensive income:		0
Net income	—	—	—	—	—	—	105,765	—	—	105,765
Other net comprehensive (loss)	—	—	—	—	—	—	—	(12,274)	—	(12,274)
Total comprehensive income	—	—	—	—	—	—	105,765	(12,274)	—	93,491
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.88 per share)	—	—	—	—	—	—	(39,966)	—	—	(39,966)
Cash dividends declared on preferred shares ($1.76 per share)	—	—	—	—	—	—	(918)	—	—	(918)
Forfeited shares	—	—	(65)	—	90	2,189	—	—	(2,279)	—
Exercise of stock options	—	—	33	—	—	—	(578)	—	904	326
Restricted stock grants	—	—	185	—	2,157	(7,011)	—	—	4,854	—
Stock-based compensation	—	—	—	—	—	4,759	—	—	—	4,759
Other, net	—	—	(26)	—	279	—	—	—	(1,317)	(1,038)
Balance at December 31, 2018	522	40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	97,450	—	—	97,450
Other net comprehensive income	—	—	—	—	—	—	—	25,463	—	25,463
Total comprehensive income	—	—	—	—	—	—	97,450	25,463	—	122,913
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,655	—	—	—	—	176,712
Cash dividends declared on common shares ($0.92 per share)	—	—	—	—	—	—	(44,147)	—	—	(44,147)
Cash dividends declared on preferred shares ($1.84 per share)	—	—	—	—	—	—	(960)	—	—	(960)
Treasury stock purchased	—	—	(1,726)	—	—	—	—	—	(52,746)	(52,746)
Forfeited shares	—	—	(65)	—	(251)	2,160	—	—	(1,909)	—
Exercise of stock options	—	—	11	—	—	—	(100)	—	288	188
Restricted stock grants	—	—	299	—	932	(8,843)	—	—	7,911	—
Stock-based compensation	—	—	—	—	—	4,812	—	—	—	4,812
Other, net	—	—	(42)	—	92	—	—	—	(1,218)	(1,126)
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income from continuing operations	101,521	109,219	49,116
Net income from discontinued operations	(4,071)	(3,454)	6,131
Net income	$97,450	$105,765	$55,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,419	25,451	21,025
Net amortization of securities	2,407	2,837	1,678
Change in unamortized net loan origination costs and premiums	12,759	(1,004)	2,232
Premises and equipment depreciation and amortization expense	10,921	10,442	9,499
Stock-based compensation expense	4,812	4,759	5,102
Accretion of purchase accounting entries, net	(14,813)	(24,000)	(18,189)
Amortization of other intangibles	5,783	4,934	3,493
Write down of other real estate owned	—	—	10
Income from cash surrender value of bank-owned life insurance policies	(5,349)	(6,232)	(3,615)
Securities (gains) losses, net	(4,389)	3,719	(12,598)
Net change in loans held-for-sale	(5,137)	1,460	10,511
Change in right-of-use lease assets	12,031	—	—
Change in lease liabilities	(12,217)	—	—
Loss on disposition of assets	3,443	152	686
Loss (gain) on sale of real estate	5	—	(51)
Amortization of interest in tax-advantaged projects	6,455	4,618	8,477
Remeasurement of deferred tax asset	—	—	18,145
Net change in other	(23,232)	30,601	13,842
Net cash provided by operating activities of continuing operations	130,419	166,956	109,363
Net cash (used) provided by operating activities of discontinued operations	(18,894)	55,298	(31,272)
Net cash provided by operating activities	111,525	222,254	78,091

Cash flows from investing activities:
Net decrease in trading security	701	665	632
Purchases of marketable equity securities	(23,841)	(24,538)	(27,435)
Proceeds from sales of marketable equity securities	43,075	38,104	51,382
Purchases of securities available for sale	(119,671)	(257,547)	(471,211)
Proceeds from sales of securities available for sale	136,229	499	137,539
Proceeds from maturities, calls, and prepayments of securities available for sale	240,586	188,076	206,648
Purchases of securities held to maturity	(7,260)	(15,391)	(77,208)
Proceeds from maturities, calls, and prepayments of securities held to maturity	21,602	36,746	12,600
Net change in loans	694,657	(801,876)	(468,331)
Acquisitions, net of cash paid	110,774	—	374,611
Proceeds from surrender of bank-owned life insurance	2,451	854	310
Purchase of bank-owned life insurance	—	—	(20,000)
Purchase of Federal Home Loan Bank stock	(112,208)	(76,090)	(88,351)
Proceeds from sales of Federal Home Loan Bank stock	149,455	61,831	96,378
Net investment in limited partnership tax credits	(4,387)	(4,724)	(5,102)
Purchase of premises and equipment, net	(10,565)	(9,349)	(11,256)
(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2019	2018	2017
Proceeds from sales of seasoned commercial loan portfolios	81,147	—	—
Payment to terminate cash flow hedges	—	—	6,573
Proceeds from sales of other real estate owned	150	1,600	590
Net investing cash flows (used) by discontinued operations	(313)	(377)	(1,272)
Net cash provided (used) by investing activities	1,202,582	(861,517)	(282,903)

Cash flows from financing activities:
Net increase in deposits	$23,996	$233,704	$418,550
Proceeds from Federal Home Loan Bank advances and other borrowings	5,384,982	4,767,766	5,978,358
Repayments of Federal Home Loan Bank advances and other borrowings	(6,228,780)	(4,387,223)	(6,174,781)
Issuance of common stock, net	—	—	152,985
Purchase of treasury stock	(52,746)	—	—
Exercise of stock options	188	326	329
Common and preferred stock cash dividends paid	(45,107)	(40,884)	(33,241)
Acquisition contingent consideration paid	—	—	(1,700)
Net cash (used) provided by financing activities	(917,467)	573,689	340,500

Net change in cash and cash equivalents	396,640	(65,574)	135,688

Cash and cash equivalents at beginning of year	183,189	248,763	113,075

Cash and cash equivalents at end of year	$579,829	$183,189	$248,763

Supplemental cash flow information:
Interest paid on deposits	$119,695	$74,565	$43,133
Interest paid on borrowed funds	33,406	32,274	21,336
Income taxes paid, net	19,818	3,029	18,323

Acquisition of non-cash assets and liabilities:
Assets acquired	1,595,054	—	1,584,786
Liabilities assumed	(1,530,010)	—	(1,959,489)

Other non-cash changes:
Other net comprehensive income/(loss)	25,463	(12,274)	(5,605)
Real estate owned acquired in settlement of loans	—	1,600	490
Reclass of aircraft, HOA, and SBA loan portfolios to HFS, net	120,307	—	—
Goodwill measurement period adjustment	942	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018, and 2017

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

Loans that were previously held for investment that the Company has an active plan to sell are transferred to loans held for sale at the lower of cost or market (fair value). The market price is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Gains are recorded in non-interest income at sale to the extent that the sale price of the loan exceeds carrying value. Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan losses. Further decreases in the fair value of the loan are recognized in non-interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's servicing rights accounted for under the fair value method are carried on the Consolidated Balance Sheets at fair value with changes in fair value recorded in income in the period in which the change occurs. Changes in the fair value of servicing rights are primarily due to changes in valuation assumptions, such as discount rates and prepayment speeds, and the collection and realization of expected cash flows.

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

The fair values of these assets are generally determined based on appraisals and are subsequently amortized on a straight-line basis or an accelerated basis over their estimated lives. Management assesses the recoverability of these intangible assets at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 17 to the financial statements for more information on commitments to lend and forward commitments.

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

Due to the Rome Bancorp acquisition in 2011, the Company inherited a noncontributory, qualified, defined benefit pension plan for certain employees who met age and service requirements; as well as other post-retirement benefits, principally health care and group life insurance. The Rome pension plan and postretirement benefits that were acquired in connection with the whole-bank acquisition were frozen prior to the close of the transaction. The pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation. The Company also has a long-term care post-retirement benefit plan for certain executives where upon disability, associated benefits are funded by insurance policies or paid directly by the Company.

In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the SI Financial acquisition in 2019, the Company inherited a tax-qualified defined benefit pension plan. The plan was frozen effective September 6, 2013 and SI Financial recorded a contingent obligation to settle the plan at a future date, which was assumed by the Company. The plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

Recently Adopted Accounting Principles
Effective January 1, 2019, the following new accounting guidance was adopted by the Company:

•	ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities;

•	ASU No. 2016-02, Leases (Topic 842)(additional information is disclosed in Note 18 - Leases of the Consolidated Financial Statements)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors. The amendments of ASU No. 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases. The Company obtained a third-party software application which provides lease accounting under the guidelines of FASB ASC Topic 842. The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019. The Company recognized right-of-use lease assets and related lease liabilities totaling $79.6 million and $82.8 million respectively as of January 1, 2019. The right-of-use lease assets and related lease liabilities recognized at January 1, 2019 include right-of-use lease assets and lease liabilities classified as discontinued operations. See Note 18 - Leases for more information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new criteria of ‘more than insignificant’ credit deterioration since origination. The transition relief also allows the remaining accretable discount (based on the revised amortized cost basis) to accrete into interest income over the life of the related asset using the interest method. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019.

The Company expects the primary changes to be the application of the new expected credit loss model from the incurred model. In addition, the Company expects the guidance to change the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines. Management is finalizing the execution of operating and financial processes, controls, and disclosures. The Company has not completed finalizing the results of the CECL estimate as of year-end as we are in process of data and model validation, as well as finalizing qualitative factors and forecast measurement.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt the guidance when it performs the annual impairment test and does not expect adoption to have a material effect on its Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU No. 2018-15 clarifies certain aspects of ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affect the accounting for the service element of a hosting arrangement that is a service contract. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect adoption to have a material impact on the Company's Consolidated Financial Statements.

As mentioned in the previous section in April 2019 the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to FASB ASC Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to FASB ASC Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU No. 2019-04 addresses the scope of the guidance, the requirement for remeasurement under FASB ASC Topic 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to FASB ASC Topic 326 have the same effective dates as ASU 2016-13 (i.e., the first quarter of 2020). The Company is currently evaluating the impact of FASB ASC Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to FASB ASC Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” ASU No. 2019-05 allows entities to irrevocably elect, upon adoption of ASU No. 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU No. 2019-05 has the same effective date as ASU No. 2016-13 (i.e., the first quarter of 2020). The Company has determined to apply this transition relief to one of the PCI loan asset classes that is currently accounted for under the pooled method under ASC 310-30. Similar to disclosure of the potential impact of ASU No. 2016-13, the Company is in process of finalizing the operational and financial processes and internal controls.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 removes specific exceptions to the general principles in FASB ASC Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this ASU become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITION

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. During the year ended December 31, 2019, immaterial adjustments were made to the preliminary valuation of the assets acquired and liabilities assumed. These adjustments affect goodwill, other assets, other liabilities, and deferred tax assets. As of December 31, 2019, the Company finalized its valuation of all assets acquired and liabilities assumed, resulting in no material change to acquisition accounting adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the assets acquired and liabilities assumed and the associated fair value adjustments as recorded by the Company at acquisition:

(in thousands)	As Acquired	Fair Value Adjustments		As Recorded by the Company
Consideration Paid:
Company common stock issued to SIFI common shareholders				$175,804
Fair value of SIFI stock options converted to Berkshire options				907
Cash in lieu paid to SIFI shareholders				14
Total consideration paid				$176,725
Recognized amounts of identifiable assets acquired and (liabilities) assumed, at fair value:
Cash and short-term investments	$110,774	$—		$110,774
Investment securities	144,629	(1,261)	(a)	143,368
Loans held for sale	1,005	—		1,005
Loans, net	1,332,127	(29,388)	(b)	1,302,739
Premises and equipment	19,039	(2,092)	(c)	16,947
Core deposit intangibles	—	17,980	(d)	17,980
Deferred tax assets, net	6,629	11,315	(e)	17,944
Goodwill and other intangibles	16,063	(16,063)	(f)	—
Other assets	60,648	(984)		59,664
Deposits	(1,327,115)	(7,733)	(g)	(1,334,848)
Borrowings	(154,726)	1,717	(h)	(153,009)
Other liabilities	(33,987)	(7,289)	(i)	(41,276)
Total identifiable net assets	$175,086	$(33,798)		$141,288

Goodwill				$35,437
_____________________________________
Explanation of Certain Fair Value Adjustments:

(a)	The adjustment represents the write down of the book value of securities to their estimated fair value at the date of acquisition.

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

(c)
The adjustment represents a decreased fair value based on the appraised value of Savings Institute's owned branches comprised of $1.1 million for land. This is in addition to a $1.0 million reduction of the book value of furniture, fixtures, and equipment, to their estimated fair value and the immediate expensing of equipment not meeting the thresholds for capitalization in accordance with Company policy. The adjustments will be depreciated over the remaining estimated economic lives of the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)
Adjusts the book value of other liabilities to their estimated fair value at the acquisition date. The adjustment consists of a $6.7 million increase to post-retirement liabilities due to change-in-control provisions, a $0.9 million increase in bank-owned life insurance liabilities, offset by a decrease of $0.4 million to the unfunded commitment reserve.

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

Direct acquisition and integration costs of the Savings Institute acquisition were expensed as incurred, and totaled $18.7 million during the year ending December 31, 2019 and $2.8 million for the same period of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information (unaudited)
The following table presents selected unaudited pro forma financial information reflecting the acquisition of SIFI assuming the acquisition was completed as of January 1, 2018. The valuation of the assets and liabilities acquired has been used to prepare pro forma adjustments. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments. These adjustments would have been different if they had been recorded on January 1, 2018, and they do not include the impact of prepayments. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisition had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. The unaudited pro forma information is based on the actual financial statements of Berkshire and the acquired business for the periods shown until the dates of acquisition, at which time the acquired business operations became included in Berkshire’s financial statements.
For whole-bank acquisitions, the Company has determined it is impractical to report the amounts of revenue and earnings of each entity since acquisition date. Due to the integration of their operations with those of the organization, the Company does not record revenue and earnings separately. The revenue and earnings of SIFI’s operations are included in the Consolidated Statement of Income.

The unaudited pro forma information, for the years ended December 31, 2019 and 2018, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit and customer relationship intangibles; and (c) an estimated tax rate of 27.04 percent. Direct acquisition expenses incurred by the Company during 2019, as noted above, are reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the

Information in the following table is shown in thousands:

	Pro Forma (unaudited) Years Ended December 31,
	2019	2018
Net interest income	$383,828	$412,164
Non-interest income	88,500	85,563
Income available to common shareholders	118,552	127,693

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

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Assets
Loans held for sale, at fair value	$132,655	$94,050
Premises and equipment, net	1,073	1,867
Mortgage servicing rights, at fair value	12,299	11,500
Mortgage banking derivatives	2,329	3,254
Right-of-use asset	3,462	—
Deferred tax	(3,418)	(3,270)
Other assets	5,732	6,858
Total assets	$154,132	$114,259
Liabilities
Customer payments in process	$15,372	$6,584
Lease liability	3,494	—
Other liabilities	7,615	3,013
Total liabilities	$26,481	$9,597

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents operating results of the discontinued operations of FCLS for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Interest income	$6,085	$5,267	$5,182
Interest expense	3,372	2,131	1,350
Net interest income	2,713	3,136	3,832
Non-interest income	38,517	35,574	51,445
Total net revenue	41,230	38,710	55,277
Non-interest expense	46,769	43,477	46,732
(Loss)/income from discontinued operations before income taxes	(5,539)	(4,767)	8,545
Income tax expense	(1,468)	(1,313)	2,414
Net income from discontinued operations	$(4,071)	$(3,454)	$6,131

FCLS also originates mortgages designated as held-for-investment. This component of FCLS’s operations was not considered discontinued, since the Company expects to continue to originate mortgages designated as held-for-investment in its footprint on a small scale through processes considered as continuing operations.

NOTE 4.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $96.3 million and $25.4 million pledged as collateral support for derivative financial contracts at year-end 2019 and 2018, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. The reserve requirement, included in cash and equivalents, was $18.3 million and $18.0 million at year-end 2019 and 2018, respectively.

NOTE 5.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $9.4 million and $10.1 million and a fair value of $10.8 million and $11.2 million at year-end 2019 and 2018, respectively. Unrealized losses recorded through income on this security totaled $0.3 million, $0.4 million, and $0.3 million for 2019, 2018, and 2017, respectively. As discussed further in Note 17 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    SECURITIES

The Company adopted ASU-2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" in the first quarter of 2018. Beginning in 2018, all changes in the fair value of marketable equity securities, including other-than-temporary impairment, are immediately recognized in earnings.

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities available for sale
Debt securities:
Municipal bonds and obligations	$104,325	$5,813	$—	$110,138
Agency collateralized mortgage obligations	742,550	6,431	(169)	748,812
Agency mortgage-backed securities	146,589	1,515	(360)	147,744
Agency commercial mortgage-backed securities	148,066	176	(1,146)	147,096
Corporate bonds	115,395	1,788	(607)	116,576
Other bonds and obligations	40,414	780	(5)	41,189
Total securities available for sale	1,297,339	16,503	(2,287)	1,311,555
Securities held to maturity
Municipal bonds and obligations	252,936	13,095	(5)	266,026
Agency collateralized mortgage obligations	69,667	2,870	(50)	72,487
Agency mortgage-backed securities	6,271	29	—	6,300
Agency commercial mortgage-backed securities	10,353	51	—	10,404
Tax advantaged economic development bonds	18,456	218	(910)	17,764
Other bonds and obligations	296	—	—	296
Total securities held to maturity	357,979	16,263	(965)	373,277

Marketable equity securities	37,138	5,147	(729)	41,556
Total	$1,692,456	$37,913	$(3,981)	$1,726,388

December 31, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$109,648	$2,272	$(713)	$111,207
Agency collateralized mortgage obligations	944,946	1,130	(15,192)	930,884
Agency mortgage-backed securities	175,406	36	(5,121)	170,321
Agency commercial mortgage-backed securities	62,200	—	(3,275)	58,925
Corporate bonds	120,718	593	(1,355)	119,956
Other bonds and obligations	8,355	34	(35)	8,354
Total securities available for sale	1,421,273	4,065	(25,691)	1,399,647
Securities held to maturity
Municipal bonds and obligations	264,524	3,569	(3,601)	264,492
Agency collateralized mortgage-backed securities	71,637	533	(778)	71,392
Agency mortgage-backed securities	7,219	—	(297)	6,922
Agency commercial mortgage-backed securities	10,417	—	(289)	10,128
Tax advantaged economic development bonds	19,718	22	(1,698)	18,042
Other bonds and obligations	248	—	—	248
Total securities held to maturity	373,763	4,124	(6,663)	371,224

Marketable equity securities	55,471	4,370	(3,203)	56,638
Total	$1,850,507	$12,559	$(35,557)	$1,827,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At year-end 2019 and 2018, accumulated net unrealized gains/(losses) on AFS securities included in accumulated other comprehensive income/(loss) were $14.2 million and $(21.6) million, respectively. At year-end 2019 and 2018, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive income/(loss) were $5.0 million and $6.4 million respectively. The year-end 2019 and 2018 related income tax (liability)/benefit of $(5.1) million and $3.8 million, respectively, was also included in accumulated other comprehensive income/(loss).

The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2019 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$34,900	$34,996	$1,849	$1,849
Over 1 year to 5 years	20,372	20,292	14,269	14,403
Over 5 years to 10 years	68,139	69,673	12,541	12,711
Over 10 years	136,723	142,942	243,029	255,123
Total bonds and obligations	260,134	267,903	271,688	284,086
Mortgage-backed securities	1,037,205	1,043,652	86,291	89,191
Total	$1,297,339	$1,311,555	$357,979	$373,277

At year-end 2019 and 2018, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 13 - Borrowed Funds.

	2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$25,728	$25,828	$13,093	$12,819
Securities pledged for municipal deposits	168,740	175,719	187,636	188,423
Total	$194,468	$201,547	$200,729	$201,242

Purchases of AFS securities totaled $120 million in 2019 and $258 million in 2018. Proceeds from the sale of AFS securities totaled $136 million in 2019 and $0.5 million in 2018. The amounts for the sale of AFS securities were reclassified out of accumulated other comprehensive income and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2019	2018	2017
Gross recognized gains	$7,492	$3,256	$13,877
Gross recognized losses	(3,103)	(6,975)	(1,279)
Net recognized gains/(losses)	$4,389	$(3,719)	$12,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$127	$52,623	$42	$6,267	$169	$58,890
Agency mortgage-backed securities	59	10,640	301	23,404	360	34,044
Agency commercial mortgage-back securities	1,097	116,324	49	11,250	1,146	127,574
Corporate bonds	—	—	607	42,823	607	42,823
Other bonds and obligations	4	1,239	1	29	5	1,268
Total securities available for sale	$1,287	$180,826	$1,000	$83,773	$2,287	$264,599
Securities held to maturity
Municipal bonds and obligations	5	800	—	—	5	800
Agency collateralized mortgage obligations	50	9,778	—	—	50	9,778
Tax advantaged economic development bonds	—	—	910	6,925	910	6,925
Total securities held to maturity	55	10,578	910	6,925	965	17,503
Total	$1,342	$191,404	$1,910	$90,698	$3,252	$282,102

December 31, 2018
Securities available for sale
Debt securities:
Municipal bonds and obligations	$55	$3,186	$658	$11,787	$713	$14,973
Agency collateralized mortgage obligations	76	39,114	15,116	755,528	15,192	794,642
Agency mortgage-backed securities	53	5,500	5,068	162,439	5,121	167,939
Agency commercial mortgage-backed securities	44	1,503	3,231	57,422	3,275	58,925
Corporate bonds	1,348	81,502	7	2,561	1,355	84,063
Other bonds and obligations	—	—	35	3,030	35	3,030
Total securities available for sale	$1,576	$130,805	$24,115	$992,767	$25,691	$1,123,572
Securities held to maturity
Municipal bonds and obligations	127	17,596	3,474	103,759	3,601	121,355
Agency collateralized mortgage obligations	—	—	778	43,138	778	43,138
Agency mortgage-backed securities	—	—	297	6,922	297	6,922
Agency commercial mortgage-back securities	—	—	289	10,128	289	10,128
Tax advantaged economic development bonds	65	8,078	1,633	6,512	1,698	14,590
Total securities held to maturity	192	25,674	6,471	170,459	6,663	196,133
Total	$1,768	$156,479	$30,586	$1,163,226	$32,354	$1,319,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2019, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2019:

AFS collateralized mortgage obligations
At year-end 2019, 28 out of the total 245 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2019. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2019, 39 out of the total 107 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2019. All securities are performing.

AFS corporate bonds
At year-end 2019, 6 out of the total 23 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 1.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At year-end 2019, 3 out of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2019. All securities are performing.

HTM Municipal bonds and obligations
At year-end 2019, 1 out of the total 210 securities in the Company’s portfolio of HTM municipal bonds and obligations were in an unrealized loss position. Aggregate unrealized losses represented 0.6% of the amortized cost of the security in an unrealized loss position. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels that the bonds in this portfolio carry minimal risk of default and that the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2019. All securities are performing.

HTM collateralized mortgage obligations
At year-end 2019, 1 out of the total 9 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 0.5% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2019. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM tax-advantaged economic development bonds
At year-end 2019, 1 out of the total 5 securities in the Company’s portfolio of tax advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 11.6% of the amortized cost of the security in an unrealized loss position. The above mentioned tax-advantaged economic bond is a Substandard rated asset. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    LOANS

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

Total loans include business activity loans and acquired loans. Acquired loans are those loans acquired from previous mergers and acquisitions. Once the full integration of the acquired entity is complete, acquired and business activity loans are serviced, managed, and accounted for under the Company's same control environment. During 2019, the Company reclassified $50 million of aircraft loans, $29 million of homeowners association loans, and $29 million of SBA loans from commercial and industrial to held-for-sale. The aircraft loans and homeowners association loans were sold prior to year-end. The SBA loans reclassified to held-for-sale are not contained in the balances below and are accounted for at the lower of carrying value or fair market value.

The following is a summary of total loans:

	December 31, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$382,014	$47,792	$429,806	$327,792	$25,220	$353,012
Other commercial real estate	2,414,942	1,189,521	3,604,463	2,260,919	786,290	3,047,209
Total commercial real estate	2,796,956	1,237,313	4,034,269	2,588,711	811,510	3,400,221

Commercial and industrial loans	1,442,617	397,891	1,840,508	1,513,538	466,508	1,980,046

Total commercial loans	4,239,573	1,635,204	5,874,777	4,102,249	1,278,018	5,380,267

Residential mortgages:
1-4 family	2,143,817	533,536	2,677,353	2,317,716	238,952	2,556,668
Construction	4,641	3,478	8,119	9,582	174	9,756
Total residential mortgages	2,148,458	537,014	2,685,472	2,327,298	239,126	2,566,424

Consumer loans:
Home equity	273,867	106,724	380,591	289,961	86,719	376,680
Auto and other	504,599	56,989	561,588	647,236	72,646	719,882
Total consumer loans	778,466	163,713	942,179	937,197	159,365	1,096,562

Total loans	$7,166,497	$2,335,931	$9,502,428	$7,366,744	$1,676,509	$9,043,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unamortized net costs and premiums included in the year-end total loans for business activity loans were the following:

(In thousands)	December 31, 2019	December 31, 2018
Unamortized net loan origination costs	$13,259	$25,761
Unamortized net premium on purchased loans	2,643	2,792
Total unamortized net costs and premiums	$15,902	$28,553

In 2019, the Company purchased loans aggregating $432 million and sold loans aggregating $310 million. In 2018, the Company purchased loans aggregating $567 million and sold loans aggregating $388 million. Net gains on sales of loans were $12.0 million, $9.3 million, and $11.7 million for the years 2019, 2018, and 2017, respectively. These amounts are included in Loan Related Income on the Consolidated Statements of Income.

Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.7 billion, or 18.1%, and $1.4 billion, or 15.6% of total loans in 2019 and 2018, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2019 or 2018.

At year-end 2019, the Company had pledged loans totaling $285 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 13 - Borrowed Funds.

At year-end 2019 and 2018, the Company’s commitments outstanding to related parties totaled $1.8 million and $52.9 million, respectively, and the loans outstanding against these commitments totaled $1.0 million and $47.8 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2019 and 2018, all related party loans were performing.

The carrying amount of the acquired loans at December 31, 2019 totaled $2.3 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $61.4 million and a note balance of $147 million. These loans are evaluated for impairment through the quarterly reforecasting of expected cash flows. Of the $61.4 million, $23.1 million are commercial real estate, $26.7 million are commercial and industrial loans, $10.8 million are residential mortgages, and $0.8 million are consumer loans.

The carrying amount of the acquired loans at December 31, 2018 totaled $1.7 billion. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans maintained a carrying value of $47.3 million and a note balance of $124 million. Of the $47.3 million, $12.0 million were commercial real estate, $29.5 million were commercial and industrial loans, $4.9 million were residential mortgages, and $0.9 million were consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2019	2018	2017
Balance at beginning of period	$2,840	$11,561	$8,738
Accretion	(9,619)	(23,109)	(14,810)
Additions	4,200	—	10,815
Net reclassification from nonaccretable difference	7,430	17,347	9,198
Payments received, net	(837)	(2,878)	(2,380)
Reclassification to TDR	9	—	—
Disposals	—	(81)	—
Balance at end of period	$4,023	$2,840	$11,561

The following is a summary of past due loans at December 31, 2019 and 2018:

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$382,014	$382,014	$—
Commercial real estate	423	89	15,623	16,135	2,398,807	2,414,942	—
Total	423	89	15,623	16,135	2,780,821	2,796,956	—
Commercial and industrial loans
Total	2,841	2,033	10,662	15,536	1,427,081	1,442,617	122
Residential mortgages:
1-4 family	1,669	714	3,350	5,733	2,138,084	2,143,817	800
Construction	—	—	—	—	4,641	4,641	—
Total	1,669	714	3,350	5,733	2,142,725	2,148,458	800
Consumer loans:
Home equity	149	—	1,147	1,296	272,571	273,867	52
Auto and other	4,709	990	2,729	8,428	496,171	504,599	1
Total	4,858	990	3,876	9,724	768,742	778,466	53
Total	$9,791	$3,826	$33,511	$47,128	$7,119,369	$7,166,497	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$327,792	$327,792	$—
Commercial real estate	913	276	18,833	20,022	2,240,897	2,260,919	993
Total	913	276	18,833	20,022	2,568,689	2,588,711	993
Commercial and industrial loans
Total	4,694	975	4,363	10,305	1,503,233	1,513,538	4
Residential mortgages:
1-4 family	1,631	1,619	1,440	4,690	2,313,026	2,317,716	66
Construction	—	—	—	—	9,582	9,582	—
Total	1,631	1,619	1,440	4,690	2,322,608	2,327,298	66
Consumer loans:
Home equity	618	15	933	1,566	288,395	289,961	—
Auto and other	3,543	615	1,699	5,857	641,379	647,236	—
Total	4,161	630	2,632	7,423	929,774	937,197	—
Total	$11,399	$3,500	$27,541	$42,440	$7,324,304	$7,366,744	$1,063

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,396	$47,792	$—
Commercial real estate	3,907	245	10,247	14,399	21,639	1,189,521	5,751
Total	3,907	245	10,247	14,399	23,035	1,237,313	5,751
Commercial and industrial loans
Total	888	299	1,275	2,462	26,718	397,891	442
Residential mortgages:
1-4 family	745	491	932	2,168	10,840	533,536	139
Construction	—	—	—	—	—	3,478	—
Total	745	491	932	2,168	10,840	537,014	139
Consumer loans:
Home equity	346	222	789	1,357	540	106,724	72
Auto and other	120	22	265	407	286	56,989	—
Total	466	244	1,054	1,764	826	163,713	72
Total	$6,006	$1,279	$13,508	$20,793	$61,419	$2,335,931	$6,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2018
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$25,220	$—
Commercial real estate	2,603	1,127	4,183	7,913	11,994	786,290	1,652
Total	2,603	1,127	4,183	7,913	11,994	811,510	1,652
Commercial and industrial loans:
Total	217	147	1,515	1,879	29,539	466,508	144
Residential mortgages:
1-4 family	1,382	144	918	2,444	4,888	238,952	75
Construction	—	—	—	—	—	174	—
Total	1,382	144	918	2,444	4,888	239,126	75
Consumer loans:
Home equity	290	148	751	1,189	553	86,719	—
Auto and other	193	62	547	802	314	72,646	96
Total	483	210	1,298	1,991	867	159,365	96
Total	$4,685	$1,628	$7,914	$14,227	$47,288	$1,676,509	$1,967

The following is summary information pertaining to non-accrual loans at year-end 2019 and 2018:

	December 31, 2019			December 31, 2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—	$—	$—	$—
Other commercial real estate	15,623	4,496	20,119	17,840	2,531	20,371
Total	15,623	4,496	20,119	17,840	2,531	20,371
Commercial and industrial loans:
Total	10,540	833	11,373	4,632	1,371	6,003

Residential mortgages:
1-4 family	2,550	793	3,343	1,374	843	2,217
Construction	—	—	—	—	—	—
Total	2,550	793	3,343	1,374	843	2,217
Consumer loans:
Home equity	1,095	717	1,812	933	751	1,684
Auto and other	2,728	265	2,993	1,699	451	2,150
Total	3,823	982	4,805	2,632	1,202	3,834
Total non-accrual loans	$32,536	$7,104	$39,640	$26,478	$5,947	$32,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2019 and 2018 were as follows:

Business Activities Loans

(In thousands) 2019	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$19,192	$9,167	$3,019	$630	$32,008
Collectively evaluated	2,777,764	1,433,450	2,145,439	777,836	7,134,489
Total	$2,796,956	$1,442,617	$2,148,458	$778,466	$7,166,497

Business Activities Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,345	$2,825	$2,089	$342	$28,601
Collectively evaluated	2,565,366	1,510,713	2,325,209	936,855	7,338,143
Total	$2,588,711	$1,513,538	$2,327,298	$937,197	$7,366,744

Acquired Loans

(In thousands) 2019	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,241	$464	$372	$575	$5,652
Purchased credit-impaired loans	23,035	26,718	10,840	826	61,419
Collectively evaluated	1,210,037	370,709	525,802	162,312	2,268,860
Total	$1,237,313	$397,891	$537,014	$163,713	$2,335,931

Acquired Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$3,980	$763	$362	$646	$5,751
Purchased credit-impaired loans	11,994	29,539	4,888	867	47,288
Collectively evaluated	795,536	436,206	233,876	157,852	1,623,470
Total	$811,510	$466,508	$239,126	$159,365	$1,676,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of impaired loans at year-end 2019 and 2018 and for the years then ended:

Business Activities Loans

	At December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate	$18,676	$37,493	$—
Other commercial and industrial loans	4,805	10,104	—
Residential mortgages - 1-4 family	433	699	—
Consumer - home equity	32	238	—
With an allowance recorded:
Other commercial real estate	$550	$1,411	$20
Other commercial and industrial loans	4,166	12,136	122
Residential mortgages - 1-4 family	2,615	2,924	109
Consumer - home equity	594	614	42
Consumer - other	8	8	1

Total
Commercial real estate	$19,226	$38,904	$20
Commercial and industrial	8,971	22,240	122
Residential mortgages	3,048	3,623	109
Consumer	634	860	43
Total impaired loans	$31,879	$65,627	$294
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Activities Loans

	At December 31, 2018
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate	$22,606	$31,038	$—
Other commercial and industrial loans	1,584	2,566	—
Residential mortgages - 1-4 family	443	441	—
Consumer - home equity	230	242	—
With an allowance recorded:
Other commercial real estate	$666	$670	$9
Other commercial and industrial loans	1,251	1,235	49
Residential mortgages - 1-4 family	1,663	1,779	128
Consumer - home equity	100	106	10
Consumer - other	13	13	1

Total
Commercial real estate	$23,272	$31,708	$9
Commercial and industrial	2,835	3,801	49
Residential mortgages	2,106	2,220	128
Consumer	343	361	11
Total impaired loans	$28,556	$38,090	$197
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	At December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$3,200	$6,021	$—
Other commercial and industrial loans	437	532	—
Residential mortgages - 1-4 family	292	293	—
Consumer - home equity	416	844	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$1,033	$1,050	$97
Other commercial and industrial loans	28	30	1
Residential mortgages - 1-4 family	84	110	8
Consumer - home equity	121	123	6
Consumer - other	39	37	6

Total
Commercial real estate	$4,233	$7,071	$97
Commercial and industrial	465	562	1
Residential mortgages	376	403	8
Consumer	576	1,004	12
Total impaired loans	$5,650	$9,040	$118
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2019, 2018, and 2017:

Business Activities Loans

	December 31, 2019		December 31, 2018		December 31, 2017
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$19,805	$586	$24,078	$373	$21,208	$1,337
Other commercial and industrial	3,165	523	914	245	4,437	265
Residential mortgages - 1-4 family	185	17	428	20	1,128	31
Consumer-home equity	148	3	107	10	1,291	30
Consumer-other	—	—	—	—	72	3

With an allowance recorded:
Other commercial real estate	$374	$107	$555	$30	$11,541	$532
Other commercial and industrial	2,533	793	1,259	139	3,251	267
Residential mortgages - 1-4 family	2,427	150	1,407	75	1,289	59
Consumer-home equity	349	32	98	6	1,007	29
Consumer - other	11	1	15	1	4	1

Total
Commercial real estate	$20,179	$693	$24,633	$403	$32,790	$1,872
Commercial and industrial	5,698	1,316	2,173	384	7,688	532
Residential mortgages	2,612	167	1,835	95	2,417	90
Consumer loans	508	36	220	17	2,374	63
Total impaired loans	$28,997	$2,212	$28,861	$899	$45,269	$2,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2019		December 31, 2018		December 31, 2017
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$1,603	$117	$3,280	$263	$829	$321
Other commercial and industrial	441	51	428	68	581	43
Residential mortgages - 1-4 family	241	11	290	9	390	28
Consumer - home equity	475	23	635	4	773	22
Consumer - other	—	—	13	1	7	1

With an allowance recorded:
Other commercial real estate	$1,005	$59	$950	$53	$2,622	$138
Other commercial and industrial	29	2	197	41	47	13
Residential mortgages - 1-4 family	88	7	26	9	173	9
Consumer - home equity	68	6	89	12	400	21
Consumer - other	41	2	11	3	—	—

Total
Commercial real estate	$2,608	$176	$4,230	$316	$3,451	$459
Commercial and industrial	470	53	625	109	628	56
Residential mortgages	329	18	316	18	563	37
Consumer loans	584	31	748	20	1,180	44
Total impaired loans	$3,991	$278	$5,919	$463	$5,822	$596

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

The following tables include the recorded investment and number of modifications for modified loans identified during the years-ended December 31, 2019, 2018, and 2017 respectively. The tables include the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured. The modifications for the years-ended December 31, 2019, 2018, and 2017 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the twelve months ending December 31, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	3	$420	$420
Other commercial and industrial loans	6	1,434	1,434
Residential mortgages - 1-4 family	2	98	98
Consumer - home equity	2	111	111
	13	$2,063	$2,063

	Modifications by Class For the twelve months ending December 31, 2018
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	5	$2,061	$2,061
Other commercial and industrial loans	1	43	43
Residential mortgages - 1-4 family	4	581	581
Consumer - home equity	—	—	—
	10	$2,685	$2,685

	Modifications by Class For the twelve months ending December 31, 2017
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	16	$13,680	$11,953
Other commercial and industrial loans	12	3,507	3,507
Residential mortgages - 1-4 family	4	331	314
Consumer - home equity	3	122	122
	35	$17,640	$15,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investments and numbers of modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the year ended 2019, there was one loan that was restructured that had subsequently defaulted during the period. For the period ended 2018, there were no loans that were restructured that had subsequently defaulted during the period. For the year ended 2017, there were three loans that were restructured that had subsequently defaulted during the period.

	Modifications that subsequently defaulted for the twelve months ending December 31, 2019
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Other commercial and industrial loans	1	$195
	1	$195

	Modifications that subsequently defaulted for the twelve months ending December 31, 2017
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Other commercial real estate	1	$113
Other commercial and industrial loans	2	492
Residential mortgages - 1-4 family	—	—
	3	$605

The following table presents the Company’s TDR activity in 2019 and 2018:

(In thousands)	2019	2018	2017
Balance at beginning of year	$27,415	$41,990	$33,829
Principal payments	(6,086)	(8,547)	(3,213)
TDR status change (1)	—	—	—
Other reductions (2)	(4,076)	(8,713)	(4,522)
Newly identified TDRs	2,063	2,685	15,896
Balance at end of year	$19,316	$27,415	$41,990
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

As of December 31, 2019 and 2018, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2019 and December 31, 2018 totaled $6.5 million and $3.2 million, respectively, including sold loans serviced by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    LOAN LOSS ALLOWANCE

Activity in the allowance for loan losses for 2019, 2018, and 2017 was as follows:

Business Activities Loans

(In thousands) 2019	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	6,577	23,799	635	3,322	34,333
Recoveries on charged-off loans	570	1,012	57	253	1,892
Provision for loan losses	9,033	25,404	(1,417)	458	33,478
Balance at end of year	$24,758	$19,121	$8,540	$4,757	$57,176
Individually evaluated for impairment	20	122	109	43	294
Collectively evaluated	24,738	18,999	8,431	4,714	56,882
Total	$24,758	$19,121	$8,540	$4,757	$57,176

Business Activities Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	5,859	4,275	157	3,187	13,478
Recoveries on charged-off loans	50	620	114	363	1,147
Provision for loan losses	10,698	6,309	1,158	4,385	22,550
Balance at end of year	$21,732	$16,504	$10,535	$7,368	$56,139
Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated	21,723	16,455	10,407	7,357	55,942
Total	$21,732	$16,504	$10,535	$7,368	$56,139

Business Activities Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$16,498	$9,447	$7,805	$5,479	$39,229
Charged-off loans	3,875	3,373	806	3,470	11,524
Recoveries on charged-off loans	170	179	270	270	889
Provision for loan losses	4,050	7,597	2,151	3,528	17,326
Balance at end of year	$16,843	$13,850	$9,420	$5,807	$45,920
Individually evaluated for impairment	229	66	130	35	460
Collectively evaluated	16,614	13,784	9,290	5,772	45,460
Total	$16,843	$13,850	$9,420	$5,807	$45,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(In thousands) 2019	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	830	571	263	557	2,221
Recoveries on charged-off loans	672	438	116	123	1,349
Provision for loan losses	1,111	126	365	339	1,941
Balance at end of year	$4,106	$1,057	$848	$388	$6,399
Individually evaluated for impairment	97	1	8	12	118
Collectively evaluated	4,009	1,056	840	376	6,281
Total	$4,106	$1,057	$848	$388	$6,399

Acquired Loans

(In thousands) 2018	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,812	524	1,091	1,106	4,533
Recoveries on charged-off loans	294	286	51	417	1,048
Provision for loan losses	815	177	1,072	837	2,901
Balance at end of year	$3,153	$1,064	$630	$483	$5,330
Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated	3,144	1,060	594	435	5,233
Total	$3,153	$1,064	$630	$483	$5,330

Acquired Loans

(In thousands) 2017	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Balance at beginning of year	$2,303	$1,164	$766	$536	$4,769
Charged-off loans	771	844	797	648	3,060
Recoveries on charged-off loans	65	245	43	153	506
Provision for loan losses	2,259	560	586	294	3,699
Balance at end of year	$3,856	$1,125	$598	$335	$5,914
Individually evaluated for impairment	56	1	9	45	111
Collectively evaluated	3,800	1,124	589	290	5,803
Total	$3,856	$1,125	$598	$335	$5,914

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

Acquired Loans Credit Quality Analysis
Upon acquiring a loan portfolio, our internal loan review function assigns risk ratings to the acquired loans, utilizing the same methodology as it does with business activities loans. This may differ from the risk rating policy of the predecessor bank. Loans which are rated Substandard or worse according to the rating process outlined below are generally deemed to be credit impaired loans accounted for under ASC 310-30, regardless of whether they are classified as performing or non-performing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at year-end 2019 and 2018:

Business Activities Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	2019	2018	2019	2018	2019	2018
Grade:
Pass	$382,014	$327,792	$2,354,375	$2,198,129	$2,736,389	$2,525,921
Special mention	—	—	12,167	9,805	12,167	9,805
Substandard	—	—	48,400	52,985	48,400	52,985
Doubtful	—	—	—	—	—	—
Total	$382,014	$327,792	$2,414,942	$2,260,919	$2,796,956	$2,588,711

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2019	2018
Grade:
Pass	$1,366,342	$1,469,139
Special mention	50,072	14,279
Substandard	24,112	29,176
Doubtful	2,091	944
Total	$1,442,617	$1,513,538

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2019	2018	2019	2018	2019	2018
Grade:
Pass	$2,139,753	$2,314,657	$4,641	$9,582	$2,144,394	$2,324,239
Special mention	714	1,619	—	—	714	1,619
Substandard	3,350	1,440	—	—	3,350	1,440
Total	$2,143,817	$2,317,716	$4,641	$9,582	$2,148,458	$2,327,298

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2019	2018	2019	2018	2019	2018
Performing	$272,772	$289,028	$501,871	$645,537	$774,643	$934,565
Nonperforming	1,095	933	2,728	1,699	3,823	2,632
Total	$273,867	$289,961	$504,599	$647,236	$778,466	$937,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	Construction		Real Estate		Total commercial real estate
(In thousands)	2019	2018	2019	2018	2019	2018
Grade:
Pass	$46,396	$24,519	$1,130,333	$743,684	$1,176,729	$768,203
Special mention	—	—	5,993	9,086	5,993	9,086
Substandard	1,396	701	53,195	33,520	54,591	34,221
Total	$47,792	$25,220	$1,189,521	$786,290	$1,237,313	$811,510

Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

	Total comm. and industrial
(In thousands)	2019	2018
Grade:
Pass	$373,744	$439,603
Special mention	4,404	11,374
Substandard	19,743	15,532
Total	$397,891	$466,509

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	1-4 family		Construction		Total residential mortgages
(In thousands)	2019	2018	2019	2018	2019	2018
Grade:
Pass	$528,282	$235,173	$3,478	$174	$531,760	$235,347
Special mention	592	144	—	—	592	144
Substandard	4,662	3,635	—	—	4,662	3,635
Total	$533,536	$238,952	$3,478	$174	$537,014	$239,126

Consumer Loans
Credit Risk Profile Based on Payment Activity

	Home equity		Auto and other		Total consumer
(In thousands)	2019	2018	2019	2018	2019	2018
Performing	$106,007	$85,968	$56,724	$72,195	$162,731	$158,163
Nonperforming	717	751	265	451	982	1,202
Total	$106,724	$86,719	$56,989	$72,646	$163,713	$159,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	2019			2018
(In thousands)	Business Activities Loans	Acquired Loans	Total	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$32,536	$7,104	$39,640	$26,478	$5,947	$32,425
Substandard Accruing	49,293	73,131	122,424	60,698	48,792	109,490
Total Classified	81,829	80,235	162,064	87,176	54,739	141,915
Special Mention	63,943	11,341	75,284	26,333	20,833	47,166
Total Criticized	$145,772	$91,576	$237,348	$113,509	$75,572	$189,081

NOTE 9.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2019	2018	Estimated Useful Life
Land	$17,816	$14,096	N/A
Buildings and improvements	116,997	105,190	5 - 39 years
Furniture and equipment (1)	64,044	56,207	3 - 7 years
Construction in process (1)	1,580	1,314
Premises and equipment, gross	200,437	176,807
Accumulated depreciation and amortization (1)	(78,966)	(68,440)
Premises and equipment, net	$121,471	$108,367
Premises and equipment, net from discontinued operations	1,073	1,867
Premises and equipment, net from continuing operations	$120,398	$106,500

(1)	Includes premises and equipment classified as discontinued operations. See Note 3 - Discontinued Operations for more information.

Depreciation and amortization expense including discontinued operations for the years 2019, 2018, and 2017 amounted to $11.8 million, $10.8 million, and $9.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company had one acquisition during 2019. There was no acquisition during 2018. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2019 and 2018 is as follows:

(In thousands)	2019	2018
Balance, beginning of the period	$518,325	$519,287
Goodwill acquired and adjusted:
SI Financial Group, Inc.	36,379	—
Adjustments (1)	(942)	(962)
Balance, end of the period	$553,762	$518,325
______________________________________________________________________________________________________

(1)
In 2019, goodwill related to the SI Financial Group acquisition was adjusted to reflect new information available during the one-year measurement period. In 2018, goodwill related to the Commerce acquisition was adjusted to reflect new information available during the one-year measurement period.

The Company tests goodwill impairment annually as of June 30 using second quarter data. The results of the quantitative assessment indicated it is more likely than not that the reporting unit's fair value exceeds its carrying amount, and accordingly, the two-step impairment test was not performed. When events or changes in circumstances indicate that impairment is possible, the Company performs additional reviews. No impairment was recorded on goodwill for 2019, 2018, and 2017.

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2019
Non-maturity deposits (core deposit intangible)	$84,903	$(42,663)	$42,240
Insurance contracts	7,558	(7,553)	5
All other intangible assets	7,866	(4,496)	3,370
Total	$100,327	$(54,712)	$45,615
December 31, 2018
Non-maturity deposits (core deposit intangible)	$66,923	$(37,410)	$29,513
Insurance contracts	7,558	(7,542)	16
All other intangible assets	7,866	(3,977)	3,889
Total	$82,347	$(48,929)	$33,418

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $5.8 million in 2019, $4.9 million in 2018, and $3.5 million in 2017.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2019 is as follows: 2020- $6.2 million; 2021- $6.0 million; 2022- $5.9 million; 2023- $5.6 million; 2024- $5.4 million; and thereafter- $16.6 million. For the years 2019, 2018, and 2017, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2019	2018
Capitalized servicing rights (1)	$26,451	$23,376
Accrued interest receivable	36,462	36,879
Accrued federal and state tax receivable	23,786	23,923
Right-of-use assets (1)	76,332	—
Derivative assets (1)	80,190	35,654
Assets held for sale	1,734	1,541
Other (1)	16,647	21,165
Total other assets	$261,602	$142,538
Total other assets from discontinued operations	23,822	21,612
Total other assets from continuing operations	$237,780	$120,926

(1)	Includes other assets classified as discontinued operations. See Note 3 - Discontinued Operations for more information.

The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans sold and serviced for others from continuing operations amounted to $1.7 billion, $1.4 billion, and $1.4 billion at year-end 2019, 2018, and 2017, respectively. Loans sold and serviced for others from discontinued operations amounted to $1.4 billion, $0.8 billion, and $0.3 billion at year-end 2019, 2018, and 2017. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually specified servicing fees from continuing operations were $5.6 million, $4.6 million, and $4.4 million for the years 2019, 2018, and 2017, respectively, and included as a component of loan related fees within non-interest income. Contractually specified servicing fees from discontinued operations were $1.9 million, $1.0 million, and $0.2 million for the years 2019, 2018, and 2017, respectively, and included as a component of other income in Note 3 - Discontinued Operations. Refer to Note 22 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2019.

Servicing rights activity was as follows:

(In thousands)	2019	2018
Balance at beginning of year	$23,376	$16,361
Additions	16,837	10,660
Amortization	(3,240)	(3,124)
Change in fair value	(5,822)	29
Allowance adjustment	(4,700)	(550)
Balance at end of year (1)	$26,451	$23,376

(1)	The balances of servicing rights accounted for at fair value as of December 31, 2019 and December 31, 2018 were $12.3 million and $11.5 million, respectively.

Servicing rights activity from discontinued operations during 2019 included $11.1 million of additions, $5.8 million decrease in fair value, and $4.5 million valuation allowance. During 2018, servicing rights activity from discontinued operations included $7.6 million of additions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2019	2018
Maturity date:
Within 1 year	$2,734,870	$2,142,943
Over 1 year to 2 years	582,622	717,706
Over 2 years to 3 years	145,976	217,840
Over 3 years to 4 years	90,731	109,891
Over 4 years to 5 years	33,754	96,479
Over 5 years	1,416	2,858
Total	$3,589,369	$3,287,717
Account balances:
Less than $100,000	$905,190	$719,689
$100,000 through $250,000	2,027,717	2,060,500
$250,000 or more	656,462	507,528
Total	$3,589,369	$3,287,717

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $1.2 billion and $1.4 billion at December 31, 2019 and December 31, 2018, respectively. Also included in total deposits are reciprocal deposits of $91.7 million and $84.4 million at December 31, 2019 and December 31, 2018, respectively, as well as related party deposits of $63.9 million and $123.9 million at December 31, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    BORROWED FUNDS

Borrowed funds at December 31, 2019 and 2018 are summarized, as follows:

	2019		2018
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$125,000	2.06%	$1,118,832	2.58%
Total short-term borrowings:	125,000	2.06	1,118,832	2.58
Long-term borrowings:
Advances from the FHLBB	605,501	2.16	309,466	2.17
Subordinated notes	74,232	7.00	74,054	7.00
Junior subordinated borrowing - Trust I	15,464	3.76	15,464	4.50
Junior subordinated borrowing - Trust II	7,353	3.59	—	—
Total long-term borrowings:	702,550	2.72	398,984	3.16
Total	$827,550	2.62%	$1,517,816	2.73%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2019, the Company maintained a short-term line-of-credit through a correspondent bank with no balance outstanding. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2019 and December 31, 2018. The Company is in compliance with all debt covenants as of December 31, 2019.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2019 and December 31, 2018.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at December 31, 2019 include callable advances totaling $10 million and amortizing advances totaling $4.4 million. The advances outstanding at December 31, 2018 include no callable advances and amortizing advances totaling $1.7 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLBB advances at year-end 2019 is as follows:

	2019
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2020	$419,996	2.25%
2021	231,476	2.00
2022	59,349	1.92
2023	11,924	2.23
2024 and beyond	7,756	1.82
Total FHLBB advances	$730,501	2.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have variable-rate FHLB advances for the period ended December 31, 2019 and December 31, 2018.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $338 thousand and $461 thousand for unamortized debt issuance costs as of December 31, 2019 and December 31 2018, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.76% and 4.50% at December 31, 2019 and December 31, 2018, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 3.59% at December 31, 2019. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTE 14.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2019	2018
Derivative liabilities	$80,681	$33,973
Capital and financing lease obligations	10,883	10,986
Asset purchase settlement payable (1)	189	5,727
Employee benefits liability	44,781	27,229
Operating lease liabilities (1)	80,734	5,674
Accrued interest payable	11,625	11,808
Customer transaction clearing accounts	4,310	17,574
Other (1)	60,676	46,145
Total other liabilities	$293,879	$159,116
Total other liabilities from discontinued operations	26,481	9,597
Total other liabilities from continuing operations	$267,398	$149,519

(1)	Includes other liabilities classified as discontinued operations. See Note 3 - Discontinued Operations for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2019, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,669	$6,353
Service Cost	72	74
Interest cost	228	217
Actuarial loss (gain)	542	(503)
Benefits paid	(333)	(323)
Settlements	(330)	(149)
Projected benefit obligation at end of year	5,848	5,669
Accumulated benefit obligation	5,848	5,669

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,522	5,446
Actual return on plan assets	940	(359)
Contributions by employer	—	907
Benefits paid	(333)	(323)
Settlements	(330)	(149)
Fair value of plan assets at end of year	5,799	5,522

Underfunded status	$49	$147

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$49	$147

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2019	2018
Service Cost	$72	$74
Interest Cost	228	217
Expected return on plan assets	(373)	(369)
Amortization of unrecognized actuarial loss	117	84
Net periodic pension costs	$44	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2019	2018
Amortization of actuarial (loss)	$(117)	$(84)
Actuarial (gain) loss	(25)	225
Settlement charge	(70)	—
Total recognized in accumulated other comprehensive income	(212)	141
Total recognized in net periodic pension cost recognized and other comprehensive income	$(168)	$147

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $1.2 million and $1.5 million in 2019 and 2018, respectively.

The Company did not make any cash contributions to the pension trust during 2019. The Company made cash contributions of $907 thousand during 2018, which was equal to the underfunded status of the trust as of December 31, 2017. The Company does not expect to make any cash contributions in 2020. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $93 thousand.

The principal actuarial assumptions used are as follows:

	December 31,
	2019	2018
Projected benefit obligation
Discount rate	3.15%	4.16%
Net periodic pension cost
Discount rate	4.16%	3.51%
Long term rate of return on plan assets	7.00%	7.00%

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

The Company’s overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s targeted asset allocation is 65% equity securities via investment in the Long-Term Growth - Equity Portfolio ("LTGE"), 34% intermediate-term investment grade bonds via investment in the Long-Term Growth - Fixed-Income Portfolio ("LTGFI"), and 1% in cash equivalents portfolio (for liquidity). Equity securities include investments in a diverse mix of equity funds to gain exposure in the US and international markets. The fixed income portion of the Plan assets is a diversified portfolio that primarily invests in intermediate-term bond funds. The overall rate of return is based on the historical performance of the assets applied against the Plan’s target allocation, and is adjusted for the long-term inflation rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2019 and December 31, 2018. The Plan did not hold any assets classified as Level 3, nor were there any transfers.

	December 31, 2019
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,900	$—	$1,900
Mid-Cap	453	—	453
Small-Cap	429	—	429
International	828	—	828
Fixed Income - US Core	1,535	—	1,535
Intermediate Duration	517	—	517
Cash Equivalents - money market	137	60	77
Total	$5,799	$60	$5,739

	December 31, 2018
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,659	$—	$1,659
Mid-Cap	407	—	407
Small-Cap	418	—	418
International	751	—	751
Fixed Income - US Core	1,628	—	1,628
Intermediate Duration	545	—	545
Cash Equivalents - money market	114	52	62
Total	$5,522	$52	$5,470

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2019 are as follows:

Year	Payments (In thousands)
2020	370
2021	358
2022	371
2023	357
2024 - 2029	1,924

Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit pension plan. The Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as as a multi-employer plan for accounting purposes. The Plan was frozen effective September 6, 2013 and SIFI recorded a contingent obligation to settle the plan at a future date, which was assumed by the Company via acquisition. As of December 31, 2019, the Company's liability related to the Plan totaled $4.8 million. The Company made contributions of $290 thousand in 2019. As of July 1, 2019, the Plan held assets with a market value of $4.3 million and liabilities with a market value of $7.2 million. The funded status (market value of plan assets divided by funding target) of the Plan, was greater than 80% as of July 1, 2019, as required by federal and state regulations. Market value of the Plan's assets reflects contributions received through June 30, 2019. There are no collective bargaining agreements in place that require contributions to the Plan by the Company. The Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits
The Company maintains an unfunded postretirement medical plan assumed in connection with the Rome Bancorp acquisition in 2011. The postretirement plan has been modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by March 31, 2011. The Company contributes partially to medical benefits and life insurance coverage for retirees. Such retirees and their surviving spouses are responsible for the remainder of the medical benefits, including increases in premiums levels, between the total premium and the Company’s contribution.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2019	2018
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,422	$3,693
Service Cost	38	40
Interest cost	142	130
Participant contributions	—	46
Actuarial loss (gain)	565	(391)
Benefits paid	(128)	(96)
Accumulated post-retirement benefit obligation at end of year	$4,039	$3,422

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	128	50
Contributions by participant	—	46
Benefits paid	(128)	(96)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$4,039	$3,422

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2019	2018
Service cost	$38	$40
Interest costs	142	130
Amortization of net prior service credit	83	83
Amortization of net actuarial loss	—	—
Net periodic post-retirement costs	$263	$253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2019	2018
Amortization of prior service credit	$(83)	$(83)
Net actuarial loss (gain)	374	(191)
Total recognized in accumulated other comprehensive income	291	(274)
Accrued post-retirement liability recognized	$4,039	$3,422

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2019	2018
Net prior service cost (credit)	$1,409	$1,492
Net actuarial loss (gain)	374	(191)
Total recognized in accumulated other comprehensive income	$1,783	$1,301

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

The assumed discount rates on a weighted-average basis were 3.06% and 4.11% as of December 31, 2019 and December 31, 2018, respectively. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit medical obligation is expected to be 7.25% for 2020, and is gradually expected to decrease to 3.84% by 2075. This assumption may have a significant effect on the amounts reported. However, as noted above, increases in premium levels are the financial responsibility of the plan beneficiary. Thus an increase or decrease in 1% of the health care cost trend rates utilized would have had an immaterial effect on the service and interest cost as well as the accumulated post-retirement benefit obligation for the postretirement plan as of December 31, 2019.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2019 are as follows:

Year	Payments (In thousands)
2020	98
2021	103
2022	76
2023	103
2024 - 2029	658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $4.1 million in 2019, $3.9 million in 2018, and $3.4 million in 2017.

Employee Stock Ownership Plan (“ESOP”)
As part of the Savings Institute acquisition in 2019, the Company acquired an ESOP plan that was frozen and terminated prior to the completion of the transaction. On acquisition date, all amounts in the plan were vested and the loan under the plans was repaid from the sale proceeds of unallocated shares.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2019 and 2018, the accrued liability for these SERPs was $20.3 million and $3.4 million, respectively. SERP expense was $928 thousand in 2019, $638 thousand in 2018, and $968 thousand in 2017, and is recognized over the required service period.

During 2018, the Company released $5.4 million of accrued SERP liability, following a transition in the Company's Chief Executive Officer position. The separation agreement did not entitle the former executive to any future benefits, including the associated SERP, other than those described in the agreement.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $7.1 million as of year-end 2019 and $4.6 million as of year-end 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2019, 2018, and 2017 were, as follows:

(In thousands)	2019	2018	2017
Current:
Federal tax expense	$16,576	$12,634	$10,092
State tax expense	5,323	4,114	292
Total current tax expense	21,899	16,748	10,384
Deferred:
Federal tax expense	908	8,443	29,824
State tax (benefit)/expense	(344)	3,770	1,805
Total deferred tax expense (1)	564	12,213	31,629
Change in valuation allowance	—	—	75
Income tax expense from continuing operations	$22,463	$28,961	$42,088
Income tax (benefit)/expense from discontinued operations	(1,468)	(1,313)	2,414
Total	$20,995	$27,648	$44,502

(1)
2017 deferred tax expense of $31.6 million includes an $18.1 million charge to re-measure the net deferred tax asset at December 31, 2017 pursuant to the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, per the Tax Cuts and Jobs Act enacted on December 22, 2017.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$26,037	21.0%	$29,018	21.0%	$31,921	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3,641	2.9	7,081	5.1	1,699	1.9
Tax exempt income - investments, net	(3,527)	(2.8)	(3,620)	(2.6)	(5,395)	(5.9)
Bank-owned life insurance	(1,305)	(1.1)	(1,337)	(1.0)	(1,556)	(1.7)
Non-deductible merger costs	122	0.1	181	0.1	368	0.4
Tax credits, net of basis reduction	(3,531)	(2.8)	(3,574)	(2.6)	(4,656)	(5.1)
Change in valuation allowance	—	—	—	—	75	0.1
Impact of federal tax reform enactment	—	—	—	—	18,721	20.5
Other, net	1,026	0.8	1,212	0.9	911	1.0
Effective tax rate	$22,463	18.1%	$28,961	20.9%	$42,088	46.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
As of December 31, 2019 and 2018, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$17,446	$16,754
Unrealized capital loss on tax credit investments	6,195	6,045
Net unrealized loss on securities available for sale and pension in OCI	—	4,554
Employee benefit plans	10,565	5,161
Purchase accounting adjustments	39,359	27,249
Net operating loss carryforwards	951	1,162
Lease liability	22,497	—
Premises and equipment	739	—
Other	1,088	2,457
Deferred tax assets, net before valuation allowances	98,840	63,382
Valuation allowance	(200)	(200)
Deferred tax assets, net of valuation allowances	$98,640	$63,182

Deferred tax liabilities:
Net unrealized gain on securities available for sale and pension in OCI	$(4,244)	$—
Premises and equipment	—	(1,654)
Loan servicing rights	(4,669)	(3,944)
Deferred loan fees	(1,667)	(3,310)
Intangible amortization	(18,557)	(13,940)
Unamortized tax credit reserve	(1,142)	(1,170)
Right-of-use asset	(20,614)	—
Deferred tax liabilities	$(50,893)	$(24,018)
Deferred tax assets, net	$47,747	$39,164

Deferred tax liabilities from discontinued operations	$(3,418)	$(3,270)
Deferred tax assets, net from continuing operations	$51,165	$42,434

The Company’s net deferred tax asset increased by $8.6 million during 2019, including $17.9 million from the acquisition of SIFI.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2019 and 2018 were, as follows:

(in thousands)	2019	2018
State tax basis difference, net of Federal tax benefit	$(200)	$(200)
Valuation allowances	$(200)	$(200)

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

There was no change in the valuation allowance during 2019. The valuation allowance as of December 31, 2019 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2019, the Company has $4.5 million of federal net operating loss carryforwards, the utilization of which are limited under Internal Revenue Code Section 382. These net operating losses begin to expire in 2024. The related deferred tax asset is $1.0 million.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017:

(In thousands)	2019	2018	2017
Unrecognized tax benefits at January 1	$467	$304	$460
Increase in gross amounts of tax positions related to prior years	26	533	—
Decrease in gross amounts of tax positions related to prior years	—	(370)	(156)
Decrease due to settlement with taxing authority	(185)	—	—
Increase in gross amounts of tax positions related to current year	—	—	—
Decrease due to lapse in statute of limitations	(70)	—	—
Unrecognized tax benefits at December 31	$238	$467	$304

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2016 including any related income tax filings from its recent acquisitions. The Company has been selected for audit in the state of New York for tax years 2015-2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2019, the Company held derivatives with a total notional amount of $4.1 billion. The Company had economic hedges and non-hedging derivatives totaling $3.9 billion and $169 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.3 billion, risk participation agreements with dealer banks of $315 million, and $237 million in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2019.

The Company pledged collateral to derivative counterparties in the form of cash totaling $96.3 million and securities with an amortized cost of $25.7 million and a fair value of $25.8 million at year-end 2019. At December 31, 2018, the Company pledged cash collateral of $25.4 million and securities with an amortized cost of $13.1 million and a fair value of $12.8 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2019 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2019			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,390	9.9	2.08%	5.09%	$(1,488)
Interest rate swaps on loans with commercial loan customers	1,669,895	6.4	4.38%	3.28%	75,326
Reverse interest rate swaps on loans with commercial loan customers	1,669,895	6.4	3.28%	4.38%	(77,051)
Risk participation agreements with dealer banks	315,140	7.5			320
Forward sale commitments (1)	237,412	0.2			(227)
Total economic hedges	3,901,732				(3,120)

Non-hedging derivatives:
Commitments to lend (1)	168,997	0.2			2,628
Total non-hedging derivatives	168,997				2,628
Total	$4,070,729				$(492)
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2018 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2018			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$10,090	10.9	2.72%	5.09%	$(1,240)
Interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.53%	4.04%	11,443
Reverse interest rate swaps on loans with commercial loan customers	1,346,894	6.7	4.04%	4.53%	(11,953)
Risk participation agreements with dealer banks	243,806	5.7			237
Forward sale commitments (1)	190,807	0.2			(734)
Total economic hedges	3,138,491				(2,247)

Non-hedging derivatives:
Commitments to lend (1)	165,079	0.2			3,927
Total non-hedging derivatives	165,079				3,927
Total	$3,303,570				$1,680

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

On February 7, 2017, the Company terminated all of its interest rate swaps associated with FHLB borrowings with 1-month LIBOR based floating interest rates of an aggregate notional amount of $300 million. As of March 31, 2017, the Company no longer held the FHLB borrowings associated with the interest rate swaps. As a result, the Company reclassified $6.6 million of losses from the effective portion of the unrealized changes in the fair value of the terminated derivatives from other comprehensive income to non-interest income as the forecasted transactions to the related FHLB advances will not occur.c

Prior to the termination, the effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income. Each quarter, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For the years ended December 31, 2019 and 2018, there was no hedge ineffectiveness on interest rate swaps designated as cash flow hedges.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Interest rate swaps on FHLB borrowings:
Unrealized (loss) recognized in accumulated other comprehensive loss	$—	$—	$(449)
Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	—	(393)
Less: reclassification of unrealized (loss) from accumulated other comprehensive income to other non-interest expense	—	—	(6,629)
Net tax effect on items recognized in accumulated other comprehensive income	—	—	(2,589)
Other comprehensive income recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$—	$—	$3,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of December 31, 2019 the Company has an interest rate swap with a $9.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $1.2 million at year-end 2019. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(248)	$409	$371
Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	65,098	8,758	(3,557)
(Unfavorable)/Favorable change in credit valuation adjustment recognized in other non-interest income	(1,214)	(519)	(316)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(65,098)	(8,758)	3,557
Risk Participation Agreements:
Unrealized gain/(loss) recognized in other non-interest income	83	263	(31)
Forward Commitments:
Unrealized gain/(loss) recognized in discontinued operations	507	(611)	(123)
Realized (loss) in discontinued operations	(9,195)	(1,532)	(1,764)

Non-hedging derivatives
Commitments to lend:
Unrealized (loss)/gain recognized in discontinued operations	$(1,299)	$3,358	$5,259
Realized gain in discontinued operations	57,699	33,982	50,879

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

The Company had net asset positions with its financial institution counterparties totaling $0.6 million and $5.9 million as of December 31, 2019 and December 31, 2018, respectively. The Company had net asset positions with its commercial banking counterparties totaling $76.4 million and $21.2 million as of December 31, 2019 and December 31, 2018, respectively.

The Company had net liability positions with its financial institution counterparties totaling $78.8 million and $18.8 million as of December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, the Company had net liability positions with its commercial banking counterparties totaling $1.1 million and $9.7 million as of December 31, 2019 and December 31, 2018, respectively. The collateral posted by the Company that covered liability positions was $122.1 million and $38.2 million as of December 31, 2019 and December 31, 2018, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2019 and December 31, 2018 :

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$640	$(54)	$586	$—	$—	$586
Commercial counterparties	76,428	(22)	76,406	—	—	76,406
Total	$77,068	$(76)	$76,992	$—	$—	$76,992

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(80,024)	$1,219	$(78,805)	$25,828	$96,310	$43,333
Commercial counterparties	(1,080)	—	(1,080)	—	—	(1,080)
Total	$(81,104)	$1,219	$(79,885)	$25,828	$96,310	$42,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$9,485	$(3,592)	$5,893	$—	$—	$5,893
Commercial counterparties	21,345	(157)	21,188	—	—	21,188
Total	$30,830	$(3,749)	$27,081	$—	$—	$27,081

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2018
Interest Rate Swap Agreements:
Institutional counterparties	$(19,949)	$1,101	$(18,848)	$12,793	$25,412	$19,357
Commercial counterparties	(9,932)	187	(9,745)	—	—	(9,745)
Total	$(29,881)	$1,288	$(28,593)	$12,793	$25,412	$9,612

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    LEASES
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements regarding transition guidance related to the new standard.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company utilized the implicit lease rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company used our incremental borrowing rate based on the information available at commencement date. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used to discount operating lease liabilities and finance lease liabilities at December 31, 2019 was 3.36% and 5.00%, respectively.
The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term. At December 31, 2019 lease expiration dates ranged from 1 month to 21 years. The weighted average remaining lease term for operating and finance leases at December 31, 2019 was 10.3 years and 14.8 years, respectively.
The following table represents the Consolidated Balance Sheets classification of the Company’s ROU assets and lease liabilities:

(In thousands)		December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$76,332
Finance lease right-of-use assets	Premises and equipment, net	7,720
Total Lease Right-of-Use Assets		$84,052

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$80,734
Finance lease liabilities	Other liabilities	10,883
Total Lease Liabilities		$91,617
(1) Includes $3.5 million of operating lease right-of-use assets and $3.5 million of operating lease liabilities classified as discontinued operations.

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

Lease expense for operating leases for the year ended December 31, 2019 was $14.4 million, of which $2.8 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.
Supplemental cash flow information related to leases was as follows:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$14,731
Operating cash flows from finance leases	553
Financing cash flows from finance leases	435

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	88,079
Finance leases	—
(1) Includes operating cash flows from operating leases of $2.8 million related to discontinued operations.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2019:

(In thousands)	Operating Leases	Finance Leases
2020	$13,763	$1,031
2021	12,515	1,031
2022	11,295	1,031
2023	9,331	1,037
2024	7,873	1,037
Thereafter	40,924	10,260
Total undiscounted lease payments (1)	95,701	15,427
Less amounts representing interest (1)	(14,967)	(4,544)
Lease liability (1)	$80,734	$10,883
(1) Includes $3.5 million of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

(In thousands)	2019	2018
Commitments to originate new loans (1)	$143,812	$202,789
Unused funds on commercial and other lines of credit	850,761	831,853
Unadvanced funds on home equity lines of credit	384,723	332,359
Unadvanced funds on construction and real estate loans	440,599	424,347
Standby letters of credit	15,527	17,295
Total	$1,835,422	$1,808,643

(1) Includes discontinued operations of $132.7 million and $134.5 million for 2019 and 2018, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2019 and 2018.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2019, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations. As of December 31, 2019, the Company had litigation accrual of $2.0 million. As of December 31, 2018, the Company had litigation accrual of $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.    SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2019 and 2018, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

Effective January 1, 2015, the Company and the Bank became subject to the Basel III rule that requires the Company and the Bank to assess their Common equity tier 1 capital to risk weighted assets and the Company and the Bank each exceed the minimum to be well capitalized. In addition, the final capital rules added mechanism for the maintenance of a conservation buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be phased in over three years and applied to the Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Accordingly, banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, increased to 1.875% on January 1, 2018 and increased to 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At December 31, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

As of year-end 2019 and 2018, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Company (Consolidated)
Total capital to risk-weighted assets	$1,321,910	13.73%	$770,294	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	1,161,800	12.07	433,290	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	1,183,932	12.30	577,720	6.00	N/A	N/A
Tier 1 capital to average assets	1,183,932	9.33	385,147	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$1,233,278	12.82%	$769,327	8.00%	$961,659	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,169,535	12.16	432,747	4.50	625,079	6.50
Tier 1 capital to risk-weighted assets	1,169,535	12.16	576,996	6.00	769,327	8.00
Tier 1 capital to average assets	1,169,535	9.14	384,664	4.00	480,830	5.00
December 31, 2018
Company (Consolidated)
Total capital to risk-weighted assets	$1,172,120	12.99%	$721,605	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	1,029,724	11.42	405,903	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	1,043,898	11.57	541,203	6.00	N/A	N/A
Tier 1 capital to average assets	1,043,898	9.04	360,802	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$1,100,783	12.21%	$721,185	8.00%	$901,481	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,043,401	11.57	405,667	4.50	585,963	6.50
Tier 1 capital to risk-weighted assets	1,043,401	11.57	540,889	6.00	721,185	8.00
Tier 1 capital to average assets	1,043,401	9.04	360,593	4.00	450,741	5.00

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

Preferred stock
The Company previously issued Series B Non-Voting Preferred Stock. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. The shares are considered participating, but do not maintain preferential treatment over common shares. Proportional dividends on the preferred shares are not payable unless also declared for common shares. As of year-end 2019, 522 thousand preferred shares were issued and outstanding.

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive (loss)/income are as follows:

(In thousands)	2019	2018
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain/(loss) on AFS securities	$19,263	$(15,267)
Net unrealized holding (loss) on pension plans	(3,023)	(2,753)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding (gain)/loss on AFS securities	(5,059)	3,814
Net unrealized holding loss on pension plans	812	736
Accumulated other comprehensive income/(loss)	$11,993	$(13,470)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other comprehensive (loss)/income for the years ended December 31, 2019, 2018, and 2017:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$34,591	$(8,890)	$25,701
Less: reclassification adjustment for gains realized in net income	61	(17)	44
Net unrealized holding gain on AFS securities	34,530	(8,873)	25,657

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(270)	76	(194)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(270)	76	(194)
Other comprehensive gain	$34,260	$(8,797)	$25,463

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(16,917)	$4,419	$(12,498)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(16,923)	4,421	(12,502)

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	135	(54)	81
Less: reclassification adjustment for (losses) realized in net income	(201)	54	(147)
Net unrealized holding gain on pension plans	336	(108)	228
Other comprehensive (loss)	$(16,587)	$4,313	$(12,274)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	$(24,966)	$7,335	$(17,631)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017
Net unrealized holding gain on AFS securities:
Net unrealized (loss) arising during the period	$(2,544)	$1,075	$(1,469)
Less: reclassification adjustment for gains realized in net income	12,598	(4,535)	8,063
Net unrealized holding gain on AFS securities	(15,142)	5,610	(9,532)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(449)	180	(269)
Less: reclassification adjustment for (losses) realized in net income	(7,022)	2,769	(4,253)
Net gain on cash flow hedging derivatives	6,573	(2,589)	3,984

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(311)	124	(187)
Less: reclassification adjustment for (losses) realized in net income	(217)	87	(130)
Net unrealized holding (losses) on pension plans	(94)	37	(57)
Other comprehensive (loss)	$(8,663)	$3,058	$(5,605)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive (loss)/income, for the years ended December 31, 2019, 2018, and 2017:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2019
Balance at Beginning of Year	$(11,453)	$—	$(2,017)	$(13,470)
Other comprehensive gain/(loss) before reclassifications	25,701	—	(194)	25,507
Amounts reclassified from accumulated other comprehensive income	44	—	—	44
Total other comprehensive (loss)/income	25,657	—	(194)	25,463
Balance at End of Period	$14,204	$—	$(2,211)	$11,993

Year Ended December 31, 2018
Balance at Beginning of Year	$6,008	$—	$(1,847)	$4,161
Other comprehensive gain/(loss) before reclassifications	(12,498)	—	81	(12,417)
Amounts reclassified from accumulated other comprehensive income	4	—	(147)	(143)
Total other comprehensive (loss)/income	(12,502)	—	228	(12,274)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	4,959	—	398	5,357
Balance at End of Period	$(11,453)	$—	$(2,017)	$(13,470)

Year Ended December 31, 2017
Balance at Beginning of Year	$15,540	$(3,984)	$(1,790)	$9,766
Other comprehensive gain/(loss) Before reclassifications	(1,469)	(269)	(187)	(1,925)
Amounts reclassified from accumulated other comprehensive income	8,063	(4,253)	(130)	3,680
Total other comprehensive income	(9,532)	3,984	(57)	(5,605)
Balance at End of Period	$6,008	$—	$(1,847)	$4,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss)/income for the years ended December 31, 2019, 2018, and 2017:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2019	2018	2017
Realized gains/(losses) on AFS securities:
	$61	$6	$12,598	Non-interest income
	(17)	(2)	(4,535)	Tax expense
	44	4	8,063
Realized (losses) on cash flow hedging derivatives:
	—	—	(393)	Interest expense
	—	—	(6,629)	Non-interest income
	—	—	—	Non-interest expense
	—	—	2,769	Tax benefit
	—	—	(4,253)
Realized (losses) on pension plans
	—	(201)	(217)	Non-interest expense
	—	54	87	Tax expense
	—	(147)	(130)
Total reclassifications for the period	$44	$(143)	$3,680

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net income from continuing operations	$101,521	$109,219	$49,116
Net (loss)/income from discontinued operations	(4,071)	(3,454)	6,131
Net income	$97,450	$105,765	$55,247

Average number of common shares issued	49,782	46,212	40,627
Less: average number of treasury shares	1,142	810	963
Less: average number of unvested stock award shares	420	421	437
Plus: average participating preferred shares	1,043	1,043	229
Average number of basic common shares outstanding	49,263	46,024	39,456
Plus: dilutive effect of unvested stock award shares	122	180	202
Plus: dilutive effect of stock options outstanding	36	27	37
Average number of diluted common shares outstanding	49,421	46,231	39,695

Basic earnings per share:
Continuing Operations	$2.06	$2.38	$1.24
Discontinued operations	(0.08)	(0.08)	0.16
Basic earning per common share	$1.98	$2.30	$1.40

Diluted earnings per share:
Continuing Operations	$2.05	$2.36	$1.24
Discontinued operations	(0.08)	(0.07)	0.15
Diluted earnings per common share	$1.97	$2.29	$1.39

For the year ended 2019, 61 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2018, 38 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2017, 55 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.    STOCK-BASED COMPENSATION PLANS

The 2018 Equity Incentive Plan (the “2018 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2018 Plan's effective date, all expired, canceled, and forfeited shares under the 2013 Plan are included in the 2018 Plan's available shares. As of year-end 2019, the Company had the ability to grant approximately 1.1 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2018	371	$33.63	31	$10.82
Granted	299	29.47	—	—
Acquired	—	—	133	23.99
Stock options exercised	—	—	(11)	17.29
Stock awards vested	(155)	31.13	—	—
Forfeited	(65)	33.34	—	—
Expired	—	—	—	—
Balance, December 31, 2019	450	$32.47	153	$22.00

Stock Awards
The total compensation cost for stock awards recognized as expense was $4.8 million, $4.8 million, and $5.3 million, in the years 2019, 2018, and 2017, respectively. The total recognized tax benefit associated with this compensation cost was $1.3 million, $1.3 million, and $2.0 million, respectively.

The weighted average fair value of stock awards granted was $29.47, $37.87, and $35.84 in 2019, 2018, and 2017, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2019, 2018, and 2017 was $4.8 million, $4.8 million, and $4.4 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $8.5 million as of year-end 2019. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2019, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company acquired options in the SI Financial Group transaction in 2019, but did not grant additional options during the year. The Company did not grant options during 2018 or 2017.

The total intrinsic value of options exercised was $149 thousand, $855 thousand, and $363 thousand for the years 2019, 2018, and 2017, respectively. During 2019, the expense pertaining to options vesting was $93 thousand. There was no expense pertaining to options vesting in 2018 or 2017. The tax benefit associated with stock option expense in 2019 was $25 thousand. There was no tax benefit associated with stock option expense in 2018 or 2017. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2019 was $124 thousand. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-ends 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2019 and 2018 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$10,769	$10,769
Available-for-sale securities:
Municipal bonds and obligations	—	110,138	—	110,138
Agency collateralized mortgage obligations	—	748,812	—	748,812
Agency residential mortgage-backed securities	—	147,744	—	147,744
Agency commercial mortgage-backed securities	—	147,096	—	147,096
Corporate bonds	—	73,610	42,966	116,576
Other bonds and obligations	—	41,189	—	41,189
Marketable equity securities	40,499	1,057	—	41,556
Loans held for sale (1)	—	140,280	—	140,280
Derivative assets (1)	—	77,562	2,628	80,190
Capitalized servicing rights (1)	—	—	12,299	12,299
Derivative liabilities (1)	227	80,454	—	80,681
 (1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2018
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$11,212	$11,212
Available-for-sale securities:
Municipal bonds and obligations	—	111,207	—	111,207
Agency collateralized mortgage obligations	—	930,884	—	930,884
Agency residential mortgage-backed securities	—	170,321	—	170,321
Agency commercial mortgage-backed securities	—	58,925	—	58,925
Corporate bonds	—	119,956	—	119,956
Other bonds and obligations	—	8,354	—	8,354
Marketable equity securities	56,074	564	—	56,638
Loans held for sale (1)	—	96,233	—	96,233
Derivative assets (1)	—	31,727	3,927	35,654
Capitalized servicing rights (1)	—	—	11,485	11,485
Derivative liabilities (1)	734	33,239	—	33,973

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company had four transfers totaling $44.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds. There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2018 and 2017.

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

Securities Available for Sale and Marketable Equity Securities. Marketable equity securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. Marketable equity securities classified as Level 2 consist of securities with infrequent trades in active exchange markets, and pricing is primarily sourced from third party pricing services. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 and Level 3 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. Level 3 pricing includes inputs unobservable to market participants.

Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2019 (In thousands)
Loans held for sale - continuing operations	$7,625	$7,485	$140
Loans held for sale - discontinued operations	132,655	129,622	3,033
Loans Held for Sale	$140,280	$137,107	$3,173

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2018 (In thousands)
Loans held for sale - continuing operations	$2,184	$2,141	$43
Loans held for sale - discontinued operations	94,049	90,878	3,171
Loans Held for Sale	$96,233	$93,019	$3,214

The changes in fair value of loans held for sale for years ended December 31, 2019, were gains of $97 thousand from continuing operations and losses of $138 thousand from discontinued operations. The changes in fair value of loans held for sale for years ended December 31, 2018, were losses of $61 thousand from continuing operations and $1.3 million from discontinued operations. During 2019, originations of loans held for sale from continuing operations totaled $67 million and sales of loans originated for sale from continuing operations totaled $62 million. During 2019, originations of loans held for sale from discontinued operations totaled $2.9 billion and sales of loans originated for sale from discontinued operations totaled $2.8 billion. During 2018, originations of loans held for sale from continuing operations totaled $55 million and sales of loans originated for sale from continuing operations totaled $55 million. During 2018, originations of loans held for sale from discontinued operations totaled $1.9 billion and sales of loans originated for sale from discontinued operations totaled $2.0 billion.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2019 and 2018:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Commitments to Lend (1)	Forward Commitments (1)	Capitalized Servicing Rights (1)
Balance as of December 31, 2017	$12,277	$—	$5,259	$19	$3,834
Unrealized (loss), net recognized in other non-interest income	(400)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	46,014	(19)	29
Paydown of trading security	(665)	—	—	—	—
Transfers to loans held for sale	—	—	(47,346)	—	—
Additions to servicing rights	—	—	—	—	7,622
Balance as of December 31, 2018	$11,212	$—	$3,927	$—	$11,485
Unrealized (loss) gain, net recognized in other non-interest income	258	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	55,771	—	(10,322)
Unrealized (loss) included in accumulated other comprehensive loss	—	(162)	—	—	—
Transfers to Level 3	—	43,128	—	—	—
Paydown of trading security	(701)	—	—	—	—
Transfers to loans held for sale	—	—	(57,070)	—	—
Additions to servicing rights	—	—	—	—	11,136
Balance as of December 31, 2019	$10,769	$42,966	$2,628	$—	$12,299

Unrealized gains/(losses) relating to instruments still held at December 31, 2019	$1,379	$(162)	$2,628	$—	$—
Unrealized gains/(losses) relating to instruments still held at December 31, 2018	$1,122	$—	$3,927	$—	$—

(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2019 and 2018 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$10,769	Discounted Cash Flow	Discount Rate	2.21%
Securities Available for Sale	42,966	Indication from Market Maker	Price	97.00 - 100.00
Commitments to Lend (1)	2,628	Historical Trend	Closing Ratio	77.81%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized Servicing Rights (1)	12,299	Discounted cash flow	Constant prepayment rate (CPR)	11.50%
			Discount rate	10.00%
Total	$68,662
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2018	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$11,212	Discounted Cash Flow	Discount Rate	3.07%
Commitments to Lend (1)	3,927	Historical Trend	Closing Ratio	82.36%
		Pricing Model	Origination Costs, per loan	$3,063
Capitalized Servicing Rights (1)	11,485	Discounted cash flow	Constant prepayment rate (CPR)	9.30%
			Discount rate	10.00%
Total	$26,624

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

	December 31, 2019	Fair Value Measurements as of December 31, 2018
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$8,831	December 2019
Capitalized servicing rights	14,152	December 2019
Total	$22,983

	December 31, 2018	Fair Value Measurements as of December 31, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Impaired loans	$4,892	December 2018
Capitalized servicing rights	11,891	December 2018
Total	$16,783

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired loans	$8,831	Fair value of collateral	Loss severity	15.72% to 0.12% (4.50%)
			Appraised value	$8.2 to $1,548 ($736.1)
Capitalized servicing rights	14,152	Discounted cash flow	Constant prepayment rate (CPR)	9.44% to 14.12% (12.25%)
			Discount rate	10.00% to 13.50% (11.78%)
Total Assets	$22,983
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2019 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Estimated Fair Values of Financial Instruments
The following tables summarize the estimated fair values, which represent exit price, and related carrying amounts, of the Company’s financial instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company. Certain assets and liabilities in the following disclosures include balances classified as discontinued operations. See Note 3 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

	December 31, 2019
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$579,829	$579,829	$579,829	$—	$—
Trading security	10,769	10,769	—	—	10,769
Marketable equity securities	41,556	41,555	40,499	1,056	—
Securities available for sale	1,311,555	1,311,555	—	1,267,573	43,982
Securities held to maturity	357,979	373,277	—	355,513	17,764
FHLB stock and restricted equity securities	48,019	N/A	N/A	N/A	N/A
Net loans	9,438,853	9,653,550	—	—	9,653,550
Loans held for sale (1)	169,319	169,319	—	140,280	29,039
Accrued interest receivable	36,462	36,462	—	36,462	—
Derivative assets (1)	80,190	80,190	—	77,562	2,628
Financial Liabilities
Total deposits	10,335,977	10,338,993	—	10,338,993	—
Short-term debt	125,000	125,081	—	125,081	—
Long-term FHLB advances	605,501	606,381	—	606,381	—
Subordinated notes	97,049	101,055	—	101,055	—
Derivative liabilities (1)	80,681	80,681	227	80,454	—
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2018
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$183,189	$183,189	$183,189	$—	$—
Trading security	11,212	11,212	—	—	11,212
Marketable equity securities	56,638	56,638	56,074	564	—
Securities available for sale	1,399,647	1,399,647	—	1,399,647	—
Securities held to maturity	373,763	371,224	—	353,182	18,042
FHLB stock and restricted equity securities	77,344	N/A	N/A	N/A	N/A
Net loans	8,981,784	9,026,442	—	—	9,026,442
Loans held for sale (1)	96,233	96,233	—	96,233	—
Accrued interest receivable	36,879	36,879	—	36,879	—
Derivative assets (1)	35,654	35,654	—	31,727	3,927
Financial Liabilities
Total deposits	8,982,381	8,970,321	—	8,970,321	—
Short-term debt	1,118,832	1,118,820	—	1,118,820	—
Long-term FHLB advances	309,466	308,336	—	308,336	—
Subordinated notes	89,518	97,376	—	97,376	—
Derivative liabilities (1)	33,973	33,973	734	33,239	—

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows. During 2018, the Company converted a $35 million intercompany subordinated note from the Bank into equity at the Bank.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2019	2018
Assets
Cash due from Berkshire Bank	$74,153	$69,320
Investment in subsidiaries	1,777,717	1,571,018
Marketable equity securities, at fair value	4,840	3,914
Other assets	438	398
Total assets	$1,857,148	$1,644,650

Liabilities and Shareholders’ Equity
Subordinated notes	$97,049	$89,518
Accrued expenses	1,535	2,214
Shareholders’ equity	1,758,564	1,552,918
Total liabilities and shareholders’ equity	$1,857,148	$1,644,650

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Income:
Dividends from subsidiaries	$104,700	$48,500	$39,000
Other	1,258	506	5,864
Total income	105,958	49,006	44,864
Interest expense	5,335	5,335	5,338
Non-interest expenses	4,129	3,034	6,042
Total expense	9,464	8,369	11,380
Income before income taxes and equity in undistributed income of subsidiaries	96,494	40,637	33,484
Income tax benefit	(2,054)	(1,068)	(1,783)
Income before equity in undistributed income of subsidiaries	98,548	41,705	35,267
Equity in undistributed results of operations of subsidiaries	(1,098)	64,060	19,980
Net income	97,450	105,765	55,247
Preferred stock dividend	960	918	219
Income available to common shareholders	$96,490	$104,847	$55,028

Comprehensive income	$122,912	$88,133	$49,643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$97,450	$105,765	$55,247
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed results of operations of subsidiaries	1,098	(64,060)	(19,980)
Other, net	(4,457)	20,916	(7,964)
Net cash provided by operating activities	94,091	62,621	27,303

Cash flows from investing activities:
Advances to subsidiaries	—	(85,000)	(100,000)
Purchase of securities	—	(128)	(1,057)
Sale of securities	6,989	13,550	2,101
Other, net	987	—	1,508
Net cash (used) in investing activities	7,976	(71,578)	(97,448)

Cash flows from financing activities:
Proceed from issuance of short term debt	431	178	—
Proceed from repayment of long term debt	—	35,000	—
Repayment of short term debt	—	—	(9,822)
Net proceeds from common stock	—	325	153,313
Payment to repurchase common stock	(52,746)	—	—
Common stock cash dividends paid	(44,147)	(39,966)	(33,022)
Preferred stock cash dividends paid	(960)	(918)	(219)
Other, net	188	278	257
Net cash provided provided/(used) by financing activities	(97,234)	(5,103)	110,507

Net change in cash and cash equivalents	4,833	(14,060)	40,362

Cash and cash equivalents at beginning of year	69,320	83,380	43,018

Cash and cash equivalents at end of year	$74,153	$69,320	$83,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2019				2018
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$125,441	$133,725	$129,238	$121,109	$126,695	$117,569	$115,484	$106,146
Interest expense	34,108	36,854	37,643	35,650	33,929	29,184	25,192	21,389
Net interest income	91,333	96,871	91,595	85,459	92,766	88,385	90,292	84,757
Non-interest income	23,362	21,406	17,512	21,722	15,775	20,034	19,623	18,892
Total revenue	114,695	118,277	109,107	107,181	108,541	108,419	109,915	103,649
Provision for loan losses	5,351	22,600	3,467	4,001	6,716	6,628	6,532	5,575
Non-interest expense	70,287	71,011	76,568	71,991	80,373	59,627	61,527	65,366
Income from continuing operations before income taxes	39,057	24,666	29,072	31,189	21,452	42,164	41,856	32,708
Income tax expense	6,421	4,007	5,118	6,917	4,384	9,095	8,145	7,337
Net income from continuing operations	32,636	20,659	23,954	24,272	17,068	33,069	33,711	25,371
(Loss)/income from discontinued operations, net of tax	(6,885)	1,957	1,494	(637)	(2,809)	(842)	320	(123)
Net income	$25,751	$22,616	$25,448	$23,635	$14,259	$32,227	$34,031	$25,248

Basic earnings/(loss) per share:
Continuing operations	$0.65	$0.40	$0.49	$0.52	$0.37	$0.72	$0.73	$0.55
Discontinued operations	(0.14)	0.04	0.03	(0.01)	(0.06)	(0.02)	0.01	—
Basic earnings per common share	$0.51	$0.44	$0.52	$0.51	$0.31	$0.70	$0.74	$0.55

Diluted earnings/(loss) per share:
Continuing operations	$0.65	$0.40	$0.49	$0.52	$0.37	$0.72	$0.73	$0.55
Discontinued operations	(0.14)	0.04	0.03	(0.01)	(0.06)	(0.02)	0.01	—
Diluted earnings per share	$0.51	$0.44	$0.52	$0.51	$0.31	$0.70	$0.74	$0.55

Weighted average common shares outstanding:
Basic	50,494	51,422	48,961	46,113	46,061	46,030	46,032	45,966
Diluted	50,702	51,545	49,114	46,261	46,240	46,263	46,215	46,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

Presented below is net interest income after provision for loan losses for the three years ended 2019, 2018, and 2017, respectively:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net interest income	$365,258	$356,200	$290,963
Provision for loan losses	35,419	25,451	21,025
Net interest income after provision for loan losses	329,839	330,749	269,938
Total non-interest income	84,002	74,324	74,244
Total non-interest expense	289,857	266,893	252,978
Income from continuing operations before income taxes	123,984	138,180	91,204
Income tax expense	22,463	28,961	42,088
Net income from continuing operations	101,521	109,219	49,116
(Loss) income from discontinued operations before income taxes	(5,539)	(4,767)	8,545
Income tax (benefit)/expense	(1,468)	(1,313)	2,414
Net (loss) income from discontinued operations	(4,071)	(3,454)	6,131
Net income	$97,450	$105,765	$55,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    REVENUE

Revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income. The Company does not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less are not disclosed. The Company recognizes incremental costs of obtaining contracts as an expense when incurred for contracts with a term of one year or less.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of Topic 606. Topic 606 is applicable to non-interest revenue streams such as wealth management fees, insurance commissions and fees, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2019, 2018, and 2017, respectively.

	Years Ended December 31,
(In thousands)	2019	2018	2017
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$23,122	$21,046	$17,591
Insurance commissions and fees	10,957	10,983	10,589
Wealth management fees	9,353	9,447	9,395
Interchange income	6,266	7,177	7,379
Non-interest income (in-scope of Topic 606)	$49,698	$48,653	$44,954
Non-interest income (out-of-scope of Topic 606)	34,304	25,671	29,290
Total non-interest income from continuing operations	$84,002	$74,324	$74,244

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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