Form 10-Q
period 2020-03-31
BERKSHIRE HILLS BANCORP INC
filed 2020-05-29
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of May 25, 2020, the Registrant had 50,185,485 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands, except share data)
Assets
Cash and due from banks	$90,280	$105,447
Short-term investments	515,140	474,382
Total cash and cash equivalents	605,420	579,829

Trading security, at fair value	9,829	10,769
Marketable equity securities, at fair value	32,283	41,556
Securities available for sale, at fair value	1,403,858	1,311,555
Securities held to maturity (fair values of $358,416 and $373,277)	336,802	357,979
Federal Home Loan Bank stock and other restricted securities	54,306	48,019
Total securities	1,837,078	1,769,878
Less: Allowance for credit losses on held to maturity securities	(141)	—
Net securities	1,836,937	1,769,878

Loans held for sale	4,252	36,664

Total loans	9,303,177	9,502,428
Less: Allowance for credit losses on loans	(113,510)	(63,575)
Net loans	9,189,667	9,438,853

Premises and equipment, net	120,667	120,398
Other real estate owned	224	—
Goodwill	553,762	553,762
Other intangible assets	44,035	45,615
Cash surrender value of bank-owned life insurance policies	228,447	227,894
Other assets	398,038	288,945
Assets from discontinued operations	140,064	154,132
Total assets	$13,121,513	$13,215,970

Liabilities
Demand deposits	$1,922,490	$1,884,100
NOW and other deposits	1,546,626	1,492,569
Money market deposits	2,391,835	2,528,656
Savings deposits	867,024	841,283
Time deposits	3,343,700	3,589,369
Total deposits	10,071,675	10,335,977
Short-term debt	225,000	125,000
Long-term Federal Home Loan Bank advances	719,053	605,501
Subordinated borrowings	97,107	97,049
Total borrowings	1,041,160	827,550
Other liabilities	255,846	267,398
Liabilities from discontinued operations	30,554	26,481
Total liabilities	$11,399,235	$11,457,406
(continued)
	March 31, 2020	December 31, 2019
Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 260,907 shares issued and outstanding in 2020; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019)	20,325	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,199,479 shares outstanding in 2020; 51,903,190 shares issued and 49,585,143 shares outstanding in 2019	523	517
Additional paid-in capital - common stock	1,427,800	1,422,441
Unearned compensation	(9,764)	(8,465)
Retained earnings	304,442	361,082
Accumulated other comprehensive income	31,017	11,993
Treasury stock, at cost (1,703,711 shares in 2020 and 2,318,047 shares in 2019)	(52,065)	(69,637)
Total shareholders’ equity	1,722,278	1,758,564
Total liabilities and shareholders’ equity	$13,121,513	$13,215,970
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Interest and dividend income from continuing operations
Loans	$101,695	$105,651
Securities and other	14,500	15,458
Total interest and dividend income	116,195	121,109
Interest expense from continuing operations
Deposits	23,838	26,622
Borrowings	5,929	9,028
Total interest expense	29,767	35,650
Net interest income from continuing operations	86,428	85,459
Non-interest income from continuing operations
Mortgage banking originations	959	46
Loan related income	1,302	6,003
Deposit related fees	7,947	6,858
Insurance commissions and fees	3,024	2,853
Wealth management fees	2,570	2,441
Total fee income	15,802	18,201
Other, net	(436)	970
(Loss)/gain on securities, net	(9,730)	2,551
Total non-interest income	5,636	21,722
Total net revenue from continuing operations	92,064	107,181
Provision for credit losses	34,807	4,001
Non-interest expense from continuing operations
Compensation and benefits	36,909	33,500
Occupancy and equipment	11,132	9,446
Technology and communications	8,081	6,257
Marketing and promotion	1,165	1,267
Professional services	2,720	2,275
FDIC premiums and assessments	1,482	1,639
Other real estate owned and foreclosures	27	2
Amortization of intangible assets	1,580	1,200
Acquisition, restructuring, and other expenses	—	7,015
Other	8,229	9,390
Total non-interest expense	71,325	71,991

(Loss)/income from continuing operations before income taxes	$(14,068)	$31,189
Income tax (benefit)/expense	(1,996)	6,917
Net (loss)/income from continuing operations	$(12,072)	$24,272

(Loss) from discontinued operations before income taxes	$(10,629)	$(854)
Income tax (benefit)	(2,831)	(217)
Net (loss) from discontinued operations	$(7,798)	$(637)

Net (loss)/income	$(19,870)	$23,635
Preferred stock dividend	125	240
(Loss)/income available to common shareholders	$(19,995)	$23,395
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended March 31,
	2020	2019
Basic (loss)/earnings per common share:
Continuing operations	$(0.24)	$0.52
Discontinued operations	(0.16)	(0.01)
Total	$(0.40)	$0.51

Diluted (loss)/earnings per common share:
Continuing operations	$(0.24)	$0.52
Discontinued operations	(0.16)	(0.01)
Total	$(0.40)	$0.51

Weighted average shares outstanding:
Basic	50,204	46,113
Diluted	50,204	46,261
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss)/income	$(19,870)	$23,635
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	25,614	14,215
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	(6,590)	(3,651)
Total other comprehensive income	19,024	10,564
Total comprehensive (loss)/income	$(846)	$34,199
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred stock		Common stock		Additional paid-in	Unearned	Retained	other comprehensive	Treasury
(In thousands)	Shares	Amount	Shares	Amount	capital	compensation	earnings	income/(loss)	stock	Total
Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	23,635	—	—	23,635
Other comprehensive loss	—	—	—	—	—	—	—	10,564	—	10,564
Total comprehensive income	—	—	—	—	—	—	23,635	10,564	—	34,199
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(10,475)	—	—	(10,475)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Forfeited shares	—	—	(13)	—	(41)	444	—	—	(403)	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	131	—	3	(3,664)	—	—	3,661	—
Stock-based compensation	—	—	—	—	—	989	—	—	—	989
Other, net	—	—	(13)	—	—	—	—	—	(386)	(386)
Balance at March 31, 2019	522	$40,633	45,522	$460	$1,244,975	$(8,825)	$321,759	$(2,906)	$(19,091)	$1,577,005

Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(19,870)	—	—	(19,870)
Other comprehensive income	—	—	—	—	—	—	—	19,024	—	19,024
Total comprehensive (loss)	—	—	—	—	—	—	(19,870)	19,024	—	(846)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	—	—	(12,050)	—	—	(12,050)
Cash dividends declared on preferred shares ($0.48 per share)	—	—	—	—	—	—	(125)	—	—	(125)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(11)	—	(84)	375	—	—	(291)	—
Exercise of stock options	—	—	24	—	—	—	(215)	—	734	519
Restricted stock grants	—	—	108	—	52	(3,133)	—	—	3,081	—
Stock-based compensation	—	—	—	—	—	1,459	—	—	—	1,459
Other, net	—	—	(15)	—	—	—	—	—	(390)	(390)
Balance at March 31, 2020	261	$20,325	50,199	$523	$1,427,800	$(9,764)	$304,442	$31,017	$(52,065)	$1,722,278

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net (loss)/income from continuing operations	$(12,072)	$24,272
Net (loss) from discontinued operations	(7,798)	(637)
Net (loss)/income	$(19,870)	$23,635
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	34,807	4,001
Net amortization of securities	762	624
Change in unamortized net loan costs and premiums	386	2,161
Premises and equipment depreciation and amortization expense	2,680	2,184
Stock-based compensation expense	1,459	989
Accretion of purchase accounting entries, net	(3,121)	(1,338)
Amortization of other intangibles	1,580	1,200
Income from cash surrender value of bank-owned life insurance policies	(1,106)	(1,160)
Securities losses (gains), net	9,730	(2,551)
Net increase (decrease) in loans held-for-sale	4,472	(2,590)
Decrease in right-of-use lease assets	2,258	3,815
Decrease in lease liabilities	(2,287)	(3,981)
Loss on disposition of assets	—	1,615
Amortization of interest in tax-advantaged projects	486	579
Net change in other	(11,542)	(5,158)
Net cash provided by operating activities of continuing operations	28,492	24,662
Net cash provided (used) by operating activities of discontinued operations	6,560	(44,911)
Net cash provided (used) by operating activities	35,052	(20,249)

Cash flows from investing activities:
Net decrease in trading security	181	174
Purchases of marketable equity securities	(11,437)	(11,900)
Proceeds from sales of marketable equity securities	12,329	11,896
Purchases of securities available for sale	(160,925)	(15,180)
Proceeds from sales of securities available for sale	3,520	2,587
Proceeds from maturities, calls, and prepayments of securities available for sale	90,758	39,542
Purchases of securities held to maturity	—	(159)
Proceeds from maturities, calls, and prepayments of securities held to maturity	20,372	4,111
Net change in loans	217,429	87,553
Proceeds from surrender of bank-owned life insurance	553	—
Purchase of Federal Home Loan Bank stock	(6,741)	(15,930)
Proceeds from sale of Federal Home Loan Bank stock	454	38,650
Net investment in limited partnership tax credits	(2,783)	505
Purchase of premises and equipment, net	(3,386)	(2,382)
Net cash provided by investing activities	160,324	139,467
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from financing activities:
Net (decrease)/increase in deposits	(262,203)	184,034
Proceeds from Federal Home Loan Bank advances and other borrowings	315,854	1,292,517
Repayments of Federal Home Loan Bank advances and other borrowings	(102,382)	(1,600,624)
Purchase of treasury stock	(473)	—
Exercise of stock options	519	—
Common and preferred stock cash dividends paid	(12,175)	(10,715)
Settlement of derivative contracts with financial institution counterparties	(108,925)	—
Net cash used by financing activities	(169,785)	(134,788)

Net change in cash and cash equivalents	25,591	(15,570)

Cash and cash equivalents at beginning of period	579,829	183,189

Cash and cash equivalents at end of period	$605,420	$167,619

Supplemental cash flow information:
Interest paid on deposits	$26,830	$26,118
Interest paid on borrowed funds	6,033	10,656
Income taxes paid, net	178	794

Other non-cash changes:
Other net comprehensive income	$19,024	$10,564
Impact to retained earnings from adoption of ASC 326, net of tax	24,380	—
Reclass of SBA loan portfolio to held-for-investment, net	27,940	—
Real estate owned acquired in settlement of loans	224	—
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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Arrangement That Is a Service Contract.” ASU No. 2018-15 clarifies certain aspects of ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and related subsequent amendments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For available for sale debt securities with unrealized losses, Topic 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

As previously disclosed, the Company assembled a cross-functional working group that met regularly to oversee the implementation plan which included assessment and documentation of processes and internal controls, model development and documentation, assessing existing loan and loss data, assessing models for default and loss estimates, and conducting parallel runs and reviews through December 31, 2019.

Under CECL the Company determines its allowance for credit losses on loans using pools of assets with similar risk characteristics. The Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. The Company’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Outside of the model, non-economic qualitative factors are applied to further refine the expected loss calculation for each portfolio. A seven quarter reasonable and supportable forecast period is currently used for all loan portfolios. When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, non-accrual loans above a threshold deemed appropriate by management, TDRs, potential TDRs, and collateral dependent loans are individually assessed.

The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. A loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral. The fair value is reduced for estimated costs to sell if the value of the collateral is expected to be realized through sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to present accrued interest receivable separately from the amortized cost basis on the balance sheet and is not estimating an allowance for credit loss on accrued interest. This election applies to loans as well as debt securities. The Company's non-accrual policies have not changed as a result of adopting CECL.

The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On the adoption date, the Company increased the allowance for credit losses for loans by $25.4 million and increased the allowance for credit losses for unfunded loan commitments by $8.0 million (in other liabilities). The increase related to the Company's acquired loan portfolio totaled $15.3 million. Under the previously applicable accounting guidance, any remaining unamortized loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans was reduced by the remaining loan discounts. The new ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The FASB provided transition relief, allowing entities to irrevocably elect, upon adoption of CECL, the fair value option (FVO) on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the FVO under ASC 825-10. It is applied through a cumulative-effect adjustment to retained earnings. The Company elected the FVO for the taxi medallion portfolio resulting in a $15.3 million reduction in loan valuation. As of January 1, 2020, the Company recorded a cumulative-effect adjustment of $24.4 million to decrease retained earnings, net of deferred tax balances of $9.0 million.

The Company recorded an allowance for credit losses as of January 1, 2020 on its securities held to maturity of $0.3 million.

The Company adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, Berkshire did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $15.3 million to the allowance for credit losses for loans which is net of $11.9 million adjustment for confirmed losses. The remaining noncredit discount in the amount of $3.2 million will be accreted into interest income at the effective interest rate as of January 1, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the January 1, 2020, adoption entry is summarized in the table below:

(in thousands)	December 31, 2019 Pre-ASC 326 Adoption	Impact of Adoption	January 1, 2020 Post-ASC 326 Adoption
Assets:
Loans	9,502,428	—	9,502,428
PCD gross up	—	15,326	15,326
Fair value option	—	(15,291)	(15,291)
Total loans	9,502,428	35	9,502,463
Allowance for credit losses on loans	63,575	25,434	89,009
Allowance for credit losses on securities	—	309	309
Deferred tax assets, net	51,165	8,993	60,158
Liabilities and shareholders' equity:
Other liabilities (ACL unfunded loan commitments)	100	7,993	8,093
Retained earnings	361,082	(24,380)	336,702

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security (CARES) Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. The interagency statement was originally issued on March 22, 2020, but was revised to address the relationship between their original TDR guidance and the guidance in Section 4013 of the CARES Act. To qualify for TDR accounting and disclosure relief under the CARES Act, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of December 31, 2020, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19, including forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest. The interagency statement does not require the modification to be completed within a certain time period if it is related to COVID-19 and the loan was not more than 30 days past due as of the date of the Company’s implementation of its modification programs. Moreover, the interagency statement applies to short-term modifications including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19. The Company will apply Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Pronouncements
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

In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)”. ASU No. 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, this ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this ASU become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. It is anticipated that this ASU will simplify any modifications that are executed between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

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

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. The impact of the transaction is considered to be immaterial and is not reflected in the Company's operating results for the three months ended March 31, 2020. The Company will continue to wind-down the operations of FCLS through the second and third quarters of 2020 and intends to complete a second transaction to transfer licenses and other intellectual property by the end of the year. Operating results for the three months ended March 31, 2020, include expenses related to the wind-down of operations.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Assets
Loans held for sale, at fair value	$125,723	$132,655
Premises and equipment, net	682	1,073
Mortgage servicing rights, at fair value	8,518	12,299
Mortgage banking derivatives	(332)	2,329
Right-of-use asset	2,743	3,462
Other assets	2,730	2,314
Total assets	$140,064	$154,132
Liabilities
Customer payments in process	$21,241	$15,372
Lease liability	2,767	3,494
Other liabilities	6,546	7,615
Total liabilities	$30,554	$26,481

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents operating results of the discontinued operations of FCLS for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest income	$729	$1,044
Interest expense	282	584
Net interest income	447	460
Non-interest income	1,358	8,813
Total net revenue	1,805	9,273
Non-interest expense	12,434	10,127
(Loss) from discontinued operations before income taxes	(10,629)	(854)
Income tax expense	(2,831)	(217)
Net (loss) from discontinued operations	$(7,798)	$(637)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $9.2 million and $9.4 million, and a fair value of $9.8 million and $10.8 million, at March 31, 2020 and December 31, 2019, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2020 or December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2020
Securities available for sale
Municipal bonds and obligations	$108,279	$5,936	$(144)	$114,071	$—
Agency collateralized mortgage obligations	774,281	26,903	—	801,184	—
Agency mortgage-backed securities	139,149	4,273	(94)	143,328	—
Agency commercial mortgage-backed securities	189,253	6,178	(710)	194,721	—
Corporate bonds	97,125	207	(3,043)	94,289	—
Trust preferred securities	5,987	29	(524)	5,492
Other bonds and obligations	49,628	1,151	(6)	50,773	—
Total securities available for sale	1,363,702	44,677	(4,521)	1,403,858	—
Securities held to maturity
Municipal bonds and obligations	247,211	14,288	—	261,499	(83)
Agency collateralized mortgage obligations	69,050	6,582	—	75,632	—
Agency mortgage-backed securities	6,070	185	—	6,255	—
Agency commercial mortgage-backed securities	10,337	638	—	10,975	—
Tax advantaged economic development bonds	3,838	—	(79)	3,759	(58)
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	336,802	21,693	(79)	358,416	(141)
Marketable equity securities	34,288	1,912	(3,917)	32,283	—
Total	$1,734,792	$68,282	$(8,517)	$1,794,557	$(141)

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2019
Securities available for sale
Municipal bonds and obligations	$104,325	$5,813	$—	$110,138	$—
Agency collateralized mortgage obligations	742,550	6,431	(169)	748,812	—
Agency mortgage-backed securities	146,589	1,515	(360)	147,744	—
Agency commercial mortgage-backed securities	148,066	176	(1,146)	147,096	—
Corporate bonds	115,395	1,788	(607)	116,576	—
Other bonds and obligations	40,414	780	(5)	41,189	—
Total securities available for sale	1,297,339	16,503	(2,287)	1,311,555	—
Securities held to maturity
Municipal bonds and obligations	252,936	13,095	(5)	266,026	—
Agency collateralized mortgage obligations	69,667	2,870	(50)	72,487	—
Agency mortgage-backed securities	6,271	29	—	6,300	—
Agency commercial mortgage-backed securities	10,353	51	—	10,404	—
Tax advantaged economic development bonds	18,456	218	(910)	17,764	—
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	357,979	16,263	(965)	373,277	—
Marketable equity securities	37,138	5,147	(729)	41,556	—
Total	$1,692,456	$37,913	$(3,981)	$1,726,388	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at beginning of period	—	—	—
Impact of ASC 326 adoption	(83)	(226)	(309)
Provision for credit losses- reversal	—	168	168
Balance at end of period	(83)	(58)	(141)

Credit Quality Information
The Company monitors the credit quality of held to maturity securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decision. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying municipality, agency, or organization.

As of March 31, 2020, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$43,509	$43,660	$1,614	$1,614
Over 1 year to 5 years	16,655	16,466	6,033	6,043
Over 5 years to 10 years	78,121	78,061	19,522	19,940
Over 10 years	122,734	126,438	224,176	237,957
Total bonds and obligations	261,019	264,625	251,345	265,554
Mortgage-backed securities	1,102,683	1,139,233	85,457	92,862
Total	$1,363,702	$1,403,858	$336,802	$358,416

During the three months ended March 31, 2020, purchases of AFS securities totaled $160.9 million and the proceeds from the sale of AFS securities totaled $3.5 million. During the three months ended March 31, 2020 there were no gross gains and gross losses totaled $1 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income. During the three months ended March 31, 2019, purchases of AFS securities totaled $15.2 million and the proceeds from the sale of AFS securities totaled $2.6 million. During the three months ended March 31, 2019 gross gains totaled $6 thousand and there were no gross losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2020
Securities available for sale
Municipal bonds and obligations	$144	$4,608	$—	$—	$144	$4,608
Agency mortgage-backed securities	84	5,750	10	315	94	6,065
Agency commercial mortgage-backed securities	710	9,324	—	—	710	9,324
Corporate bonds	1,348	60,156	1,695	25,029	3,043	85,185
Trust preferred securities	524	4,361	—	—	524	4,361
Other bonds and obligations	5	1,124	1	27	6	1,151
Total securities available for sale	2,815	85,323	1,706	25,371	4,521	110,694

Securities held to maturity
Tax advantaged economic development bonds	79	3,759	—	—	79	3,759
Total securities held to maturity	79	3,759	—	—	79	3,759
Total	$2,894	$89,082	$1,706	$25,371	$4,600	$114,453

December 31, 2019
Securities available for sale
Agency collateralized mortgage obligations	127	52,623	42	6,267	169	58,890
Agency mortgage-backed securities	59	10,640	301	23,404	360	34,044
Agency commercial mortgage-backed securities	1,097	116,324	49	11,250	1,146	127,574
Corporate bonds	—	—	607	42,823	607	42,823
Other bonds and obligations	4	1,239	1	29	5	1,268
Total securities available for sale	1,287	180,826	1,000	83,773	2,287	264,599

Securities held to maturity
Municipal bonds and obligations	5	800	—	—	5	800
Agency collateralized mortgage obligations	50	9,778	—	—	50	9,778
Tax advantaged economic development bonds	—	—	910	6,925	910	6,925
Total securities held to maturity	55	10,578	910	6,925	965	17,503
Total	$1,342	$191,404	$1,910	$90,698	$3,252	$282,102

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2020:

AFS collateralized mortgage obligations
At March 31, 2020, 2 out of the total 253 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS municipal bonds and obligations
At March 31, 2020, 3 out of the total 202 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2020, 17 out of the total 112 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 5.0% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2020, 14 out of the total 20 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 2.1% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At March 31, 2020, 3 out of the total 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.5% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS trust preferred securities
At March 31, 2020, 1 out of the total 2 securities in the Company’s portfolio of AFS trust preferred securities were in an unrealized loss position. Aggregate unrealized losses represented 10.7% of the amortized cost of the securities in an unrealized loss position. The Company’s evaluation of the present value of expected cash flows on the security supports its conclusion about the recoverability of the securities’ amortized cost basis. The security is investment grade rated. The Company reviews the financial strength of all of the single issue trust issuers and has concluded that the amortized cost remains supported by the market value of the security and it is performing.

HTM tax-advantaged economic development bonds
At March 31, 2020, 3 out of the total 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 2.1% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Upon adoption of ASC 326, the Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Prior to the adoption of ASC 326, under the incurred loss model, the Company evaluated its risk characteristics of loans based on purpose of the loans. The composition of loans by portfolio segment as of December 31, 2019 and January 1, 2020 follows:

(In thousands)	December 31, 2019 Statement Balance	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Loans:
Construction	$448,452	$187	$448,639
Commercial multifamily	631,740	252	631,992
Commercial real estate owner occupied	673,308	3,185	676,493
Commercial real estate non-owner occupied	2,189,780	6,540	2,196,320
Commercial and industrial	1,522,059	(13,372)	1,508,687
Commercial and industrial - other	321,624	1,160	322,784
Residential real estate	2,853,385	1,868	2,855,253
Home equity	378,793	10	378,803
Consumer other	483,287	205	483,492
Total	$9,502,428	$35	$9,502,463

Allowance:
Construction	$2,713	$(342)	$2,371
Commercial multifamily	4,413	(1,842)	2,571
Commercial real estate owner occupied	4,880	6,062	10,942
Commercial real estate non-owner occupied	16,344	11,201	27,545
Commercial and industrial	17,243	(2,696)	14,547
Commercial and industrial - other	2,856	507	3,363
Residential real estate	9,970	6,799	16,769
Home equity	1,470	4,884	6,354
Consumer other	3,686	861	4,547
Total	$63,575	$25,434	$89,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(in thousands)	March 31, 2020	December 31, 2019
Construction	$463,803	$448,452
Commercial multifamily	606,257	631,740
Commercial real estate owner occupied	624,705	673,308
Commercial real estate non-owner occupied	2,212,816	2,189,780
Commercial and industrial	1,486,054	1,522,059
Commercial and industrial - other	319,809	321,624
Residential real estate	2,766,707	2,853,385
Home equity	377,135	378,793
Consumer other	445,891	483,287
Total loans	$9,303,177	$9,502,428

Allowance for credit losses	113,510	63,575
Net loans	$9,189,667	$9,438,853

Risk characteristics relevant to each portfolio segment are as follows:
Commercial real estate multifamily, owner occupied and non-owner - Loans in these segments are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Construction - Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions

Commercial and industrial loans - Loans in this segment are made to businesses and are generally secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment and which are closely monitored against formula based collateral advance ratios. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Commercial and industrial other loans - Loans in this segment are primarily equipment financing loans. These loans are typically term loans secured by business assets. Credit quality on these loans are impacted by a weakened economy and resultant decreased consumer spending.

Residential real estate - All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Home equity and other consumer loans - Loans in this segment are primarily home equity lines of credit, automobile loans and other consumer loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses for Loans
The Allowance for Credit Losses for Loans (“ACLL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period. The ACLL reserve is overlaid with qualitative factors based upon:

•	the existence and growth of concentrations of credit;

•	the volume and severity of past due financial assets, including nonaccrual assets;

•	the institutions lending and credit review as well as the experience and ability of relevant management and staff and;

•	the effect of other external factors such as regulatory, competition, regional market conditions, legal and technological environment and other events such as natural disasters.
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s activity in the allowance for credit losses for loans for the three months ended March 31, 2020 was as follows:

(in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$2,202	$4,573
Multifamily	4,413	(1,842)	2,571	—	—	1,882	4,453
Commercial real estate owner occupied	4,880	6,062	10,942	(6,376)	258	6,783	11,607
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	47	1,406	28,863
Commercial and industrial	17,243	(2,696)	14,547	(4,428)	1,354	8,364	19,837
Commercial and industrial - other	2,856	507	3,363	(488)	48	1,742	4,665
Residential real estate	9,970	6,799	16,769	(171)	70	9,389	26,057
Home equity	1,470	4,884	6,354	(77)	2	1,501	7,780
Consumer other	3,686	861	4,547	(758)	180	1,706	5,675
Total allowance for credit losses	$63,575	$25,434	$89,009	$(12,433)	$1,959	$34,975	$113,510

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2020 was as follows:

(in thousands)	Total
Balance at beginning of period	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Expense for credit losses	330
Balance at end of period	$8,423

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2020
Construction
Risk rating
Pass	$4,218	$175,665	$203,349	$57,368	$17,680	$3,637	$136	$—	$462,053
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,750	—	—	1,750
Total	$4,218	$175,665	$203,349	$57,368	$17,680	$5,387	$136	$—	$463,803

Commercial multifamily:
Risk rating
Pass	$3,427	$53,936	$98,767	$86,801	$113,350	$240,457	$911	$—	$597,649
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8,457	151	—	8,608
Total	$3,427	$53,936	$98,767	$86,801	$113,350	$248,914	$1,062	$—	$606,257

Commercial real estate owner occupied:
Risk rating
Pass	$13,229	$96,993	$121,157	$67,848	$37,469	$242,264	$4,810	$—	$583,770
Special Mention	—	—	2,132	2,624	2,429	548	1,657	—	9,390
Substandard	—	—	5,325	1,235	2,072	22,863	50	—	31,545
Total	$13,229	$96,993	$128,614	$71,707	$41,970	$265,675	$6,517	$—	$624,705

Commercial real estate non-owner occupied:
Risk rating
Pass	$29,059	$304,620	$397,618	$276,233	$351,479	$762,925	$18,241	$—	$2,140,175
Special Mention	—	—	751	—	1,200	6,002	—	—	7,953
Substandard	8,845	—	3,039	8,617	1,495	42,497	195	—	64,688
Total	$37,904	$304,620	$401,408	$284,850	$354,174	$811,424	$18,436	$—	$2,212,816

Commercial and industrial:
Risk rating
Pass	$33,562	$142,058	$253,788	$154,409	$63,737	$208,174	$554,874	$—	$1,410,602
Special Mention	—	60	14,444	1,276	650	—	28,565	—	44,995
Substandard	—	505	7,011	2,561	2,243	6,066	11,565	—	29,951
Doubtful	—	—	—	—	—	—	506	—	506
Total	$33,562	$142,623	$275,243	$158,246	$66,630	$214,240	$595,510	$—	$1,486,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Commercial and industrial - other:
Risk rating
Pass	$21,873	$112,378	$90,685	$41,369	$11,316	$19,252	$6,132	$—	$303,005
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,129	3,833	1,193	3,545	2,931	4,173	—	16,804
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,873	$113,507	$94,518	$42,562	$14,861	$22,183	$10,305	$—	$319,809

Residential real estate
Risk rating
Pass	53,634	200,007	572,834	510,162	467,010	943,845	2,389	—	$2,749,881
Special Mention	—	—	—	98	—	1,382	—	—	1,480
Substandard	—	97	169	1,000	777	13,293	10	—	15,346
Total	$53,634	$200,104	$573,003	$511,260	$467,787	$958,520	$2,399	$—	$2,766,707

For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2020
Home equity:
Payment performance
Performing	$264	$285	$—	$—	$—	$41	$374,221	$—	$374,811
Nonperforming	—	—	4	—	—	16	2,304	—	2,324
Total	$264	$285	$4	$—	$—	$57	$376,525	$—	$377,135

Consumer other:
Payment performance
Performing	$3,666	$47,684	$156,080	$108,699	$64,219	$51,077	$10,966	$—	$442,391
Nonperforming	—	231	831	1,098	780	434	126	—	3,500
Total	$3,666	$47,915	$156,911	$109,797	$64,999	$51,511	$11,092	$—	$445,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans by past due status at March 31, 2020:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2020
Construction	$—	$—	$—	$—	$463,803	$463,803
Commercial multifamily	20	—	803	823	605,434	606,257
Commercial real estate owner occupied	6,141	149	12,428	18,718	605,987	624,705
Commercial real estate non-owner occupied	6,978	6,868	2,609	16,455	2,196,361	2,212,816
Commercial and industrial	1,800	750	12,593	15,143	1,470,911	1,486,054
Commercial and industrial - other	843	700	7,617	9,160	310,649	319,809
Residential real estate	6,445	2,070	14,082	22,597	2,744,110	2,766,707
Home equity	2,069	318	2,528	4,915	372,220	377,135
Consumer other	3,751	681	3,508	7,940	437,951	445,891
Total	$28,047	$11,536	$56,168	$95,751	$9,207,426	$9,303,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2020:

(in thousands)	Beginning of Period Nonaccrual Amortized Cost	End of Period Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended March 31, 2020
Construction	$—	$—	$—	$—	$—
Commercial multifamily	811	803	380	—	—
Commercial real estate owner occupied	15,389	10,596	7,967	1,832	—
Commercial real estate non-owner occupied	1,031	1,555	—	1,054	—
Commercial and industrial	5,465	10,743	1,405	1,850	—
Commercial and industrial - other	5,753	7,617	6,009	—	—
Residential real estate	6,411	13,978	2,908	104	—
Home equity	1,798	2,324	279	204	—
Consumer other	2,982	3,500	—	8	—
Total	$39,640	$51,116	$18,948	$5,052	$—

The commercial and industrial loans nonaccrual amortized cost includes medallion loans with a fair value of $4.9 million and a contractual balance of $71.7 million.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of individually analyzed collateral-dependent loans by loan portfolio segment:

	Type of Collateral
(in thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2020
Construction	$—	$—	$—
Commercial multifamily	603	—	—
Commercial real estate owner occupied	11,676	—	—
Commercial real estate non-owner occupied	2,370	—	—
Commercial and industrial	865	59	860
Commercial and industrial - other	—	—	6,144
Residential real estate	10,614	—	—
Home equity	732	—	—
Consumer other	76	—	—
Total loans	$26,936	$59	$7,004

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

The following table presents activity in TDRs for the three months ended March 31, 2020:

(in thousands)	Balance at beginning of period	Principal payments	TDR Status change	Other reductions	Newly identified TDRs	Balance at end of period
Three months ended March 31, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(14)	—	—	—	779
Commercial real estate owner occupied	13,331	(5,693)	—	—	—	7,638
Commercial real estate non-owner occupied	1,373	—	—	—	—	1,373
Commercial and industrial	1,109	(13)	—	—	—	1,096
Commercial and industrial - other	340	(24)	—	—	902	1,218
Residential real estate	2,045	(22)	—	—	—	2,023
Home equity	277	1	—	—	—	278
Consumer other	48	(4)	—	—	—	44
Total	$19,316	$(5,769)	$—	$—	$902	$14,449

The following table presents loans modified as TDRs that occurred during the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Total
Three months ended March 31, 2020
TDR:
Number of loans	3
Pre-modification outstanding recorded investment	$902
Post-modification outstanding recorded investment	$902

Three months ended March 31, 2019
TDR:
Number of loans	3
Pre-modification outstanding recorded investment	$338
Post-modification outstanding recorded investment	$338

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to loans in prior periods.

The following is a summary of total loans as of December 31, 2019:

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$382,014	$47,792	$429,806
Other commercial real estate	2,414,942	1,189,521	3,604,463
Total commercial real estate	2,796,956	1,237,313	4,034,269

Commercial and industrial loans:	1,442,617	397,891	1,840,508

Total commercial loans	4,239,573	1,635,204	5,874,777

Residential mortgages:
1-4 family	2,143,817	533,536	2,677,353
Construction	4,641	3,478	8,119
Total residential mortgages	2,148,458	537,014	2,685,472

Consumer loans:
Home equity	273,867	106,724	380,591
Auto and other	504,599	56,989	561,588
Total consumer loans	778,466	163,713	942,179

Total loans	$7,166,497	$2,335,931	$9,502,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unamortized net costs and premiums included in the December 31, 2019 total loans for business activity loans were the following:

(In thousands)	December 31, 2019
Unamortized net loan origination costs	$13,259
Unamortized net premium on purchased loans	2,643
Total unamortized net costs and premiums	$15,902

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	March 31, 2019
Balance at beginning of period	$2,840
Accretion	(1,320)
Net reclassification from nonaccretable difference	665
Payments received, net	(55)
Reclassification to TDR	9
Balance at end of period	$2,139

The following is a summary of past due loans at December 31, 2019:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$382,014	$382,014	$—
Commercial real estate	423	89	15,623	16,135	2,398,807	2,414,942	—
Total	423	89	15,623	16,135	2,780,821	2,796,956	—
Commercial and industrial loans
Total	2,841	2,033	10,662	15,536	1,427,081	1,442,617	122
Residential mortgages:
1-4 family	1,669	714	3,350	5,733	2,138,084	2,143,817	800
Construction	—	—	—	—	4,641	4,641	—
Total	1,669	714	3,350	5,733	2,142,725	2,148,458	800
Consumer loans:
Home equity	149	—	1,147	1,296	272,571	273,867	52
Auto and other	4,709	990	2,729	8,428	496,171	504,599	1
Total	4,858	990	3,876	9,724	768,742	778,466	53
Total	$9,791	$3,826	$33,511	$47,128	$7,119,369	$7,166,497	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,396	$47,792	$—
Commercial real estate	3,907	245	10,247	14,399	21,639	1,189,521	5,751
Total	3,907	245	10,247	14,399	23,035	1,237,313	5,751
Commercial and industrial loans
Total	888	299	1,275	2,462	26,718	397,891	442
Residential mortgages:
1-4 family	745	491	932	2,168	10,840	533,536	139
Construction	—	—	—	—	—	3,478	—
Total	745	491	932	2,168	10,840	537,014	139
Consumer loans:
Home equity	346	222	789	1,357	540	106,724	72
Auto and other	120	22	265	407	286	56,989	—
Total	466	244	1,054	1,764	826	163,713	72
Total	$6,006	$1,279	$13,508	$20,793	$61,419	$2,335,931	$6,404

The following is summary information pertaining to non-accrual loans at year-end 2019:

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—
Other commercial real estate	15,623	4,496	20,119
Total	15,623	4,496	20,119
Commercial and industrial loans:
Total	10,540	833	11,373

Residential mortgages:
1-4 family	2,550	793	3,343
Construction	—	—	—
Total	2,550	793	3,343
Consumer loans:
Home equity	1,095	717	1,812
Auto and other	2,728	265	2,993
Total	3,823	982	4,805
Total non-accrual loans	$32,536	$7,104	$39,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2019 were as follows:
Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$19,192	$9,167	$3,019	$630	$32,008
Collectively evaluated	2,777,764	1,433,450	2,145,439	777,836	7,134,489
Total	$2,796,956	$1,442,617	$2,148,458	$778,466	$7,166,497

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,241	$464	$372	$575	$5,652
Purchased credit-impaired loans	23,035	26,718	10,840	826	61,419
Collectively evaluated	1,210,037	370,709	525,802	162,312	2,268,860
Total	$1,237,313	$397,891	$537,014	$163,713	$2,335,931

The following is a summary of impaired loans at December 31, 2019:
Business Activities Loans

	December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$18,676	$37,493	$—
Commercial and industrial loans	4,805	10,104	—
Residential mortgages - 1-4 family	433	699	—
Consumer - home equity	32	238	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$550	$1,411	$20
Commercial and industrial loans	4,166	12,136	122
Residential mortgages - 1-4 family	2,615	2,924	109
Consumer - home equity	594	614	42
Consumer - other	8	8	1

Total
Commercial real estate	$19,226	$38,904	$20
Commercial and industrial loans	8,971	22,240	122
Residential mortgages	3,048	3,623	109
Consumer	634	860	43
Total impaired loans	$31,879	$65,627	$294
(1) The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on the Consolidated Balance Sheet.
(2) The Unpaid Principal Balance represents the customer's legal obligation to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$3,200	$6,021	$—
Other commercial and industrial loans	437	532	—
Residential mortgages - 1-4 family	292	293	—
Consumer - home equity	416	844	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$1,033	$1,050	$97
Commercial and industrial loans	28	30	1
Residential mortgages - 1-4 family	84	110	8
Consumer - home equity	121	123	6
Consumer - other	39	37	6

Total
Commercial real estate	$4,233	$7,071	$97
Commercial and industrial loans	465	562	1
Residential mortgages	376	403	8
Consumer	576	1,004	12
Total impaired loans	$5,650	$9,040	$118
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2019:

Business Activities Loans

	December 31, 2019
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$19,805	$586
Other commercial and industrial	3,165	523
Residential mortgages - 1-4 family	185	17
Consumer-home equity	148	3
Consumer-other	—	—

With an allowance recorded:
Other commercial real estate	$374	$107
Other commercial and industrial	2,533	793
Residential mortgages - 1-4 family	2,427	150
Consumer-home equity	349	32
Consumer - other	11	1

Total
Commercial real estate	$20,179	$693
Commercial and industrial	5,698	1,316
Residential mortgages	2,612	167
Consumer loans	508	36
Total impaired loans	$28,997	$2,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

	December 31, 2019
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$1,603	$117
Other commercial and industrial	441	51
Residential mortgages - 1-4 family	241	11
Consumer - home equity	475	23
Consumer - other	—	—

With an allowance recorded:
Other commercial real estate	$1,005	$59
Other commercial and industrial	29	2
Residential mortgages - 1-4 family	88	7
Consumer - home equity	68	6
Consumer - other	41	2

Total
Commercial real estate	$2,608	$176
Commercial and industrial	470	53
Residential mortgages	329	18
Consumer loans	584	31
Total impaired loans	$3,991	$278

No additional funds are committed to be advanced in connection with impaired loans.

The modifications for the three months ended March 31, 2019 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the three months ending March 31, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial loans	1	193	193
	3	$338	$338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no TDRs that defaulted within twelve months of modifications during the three months ended March 31, 2019.

The following table presents the Company’s TDR activity for the three months ended March 31, 2019:

(In thousands)	March 31, 2019
Balance at beginning of year	$27,415
Principal payments	(1,413)
TDR status change (1)	—
Other reductions (2)	(1,155)
Newly identified TDRs	338
Balance at end of year	$25,185
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

Allowance for Loan Losses
Prior to the adoption of ASC 326 on January 1, 2020, Berkshire calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Activity in the allowance for loan losses for the three months ended March 31, 2019 was as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s loans by risk rating at December 31, 2019:

Business Activities Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

(In thousands)	Construction	Real Estate	Total Commercial Real Estate
Grade:
Pass	$382,014	$2,354,375	$2,736,389
Special mention	—	12,167	12,167
Substandard	—	48,400	48,400
Total	$382,014	$2,414,942	$2,796,956
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

(In thousands)	Total Commercial and Industrial Loans
Grade:
Pass	$1,366,342
Special mention	50,072
Substandard	24,112
Doubtful	2,091
Total	$1,442,617
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

(In thousands)	1-4 Family	Construction	Total Residential Mortgages
Grade:
Pass	$2,139,753	$4,641	$2,144,394
Special mention	714	—	714
Substandard	3,350	—	3,350
Total	$2,143,817	$4,641	$2,148,458
Consumer Loans
Credit Risk Profile Based on Payment Activity

(In thousands)	Home Equity	Auto and Other	Total Consumer Loans
Performing	$272,772	$501,871	$774,643
Nonperforming	1,095	2,728	3,823
Total	$273,867	$504,599	$778,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

(In thousands)	Construction	Real Estate	Total Commercial Real Estate
Grade:
Pass	$46,396	$1,130,333	$1,176,729
Special mention	—	5,993	5,993
Substandard	1,396	53,195	54,591
Total	$47,792	$1,189,521	$1,237,313
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

(In thousands)	Total Commercial and Industrial Loans
Grade:
Pass	$373,744
Special mention	4,404
Substandard	19,743
Total	$397,891

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

(In thousands)	1-4 Family	Construction	Total Residential Mortgages
Grade:
Pass	$528,282	$3,478	$531,760
Special mention	592	—	592
Substandard	4,662	—	4,662
Total	$533,536	$3,478	$537,014

Consumer Loans
Credit Risk Profile Based on Payment Activity

(In thousands)	Home Equity	Auto and Other	Total Consumer Loans
Performing	$106,007	$56,724	$162,731
Nonperforming	717	265	982
Total	$106,724	$56,989	$163,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about total loans rated Special Mention or lower at December 31, 2019. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified in the above table as performing based on payment activity.

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$32,536	$7,104	$39,640
Substandard Accruing	49,293	73,131	122,424
Total Classified	81,829	80,235	162,064
Special Mention	63,943	11,341	75,284
Total Criticized	$145,772	$91,576	$237,348

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Time less than $100,000	$871,215	$905,190
Time $100,000 through $250,000	1,825,472	2,027,717
Time more than $250,000	647,013	656,462
Total time deposits	$3,343,700	$3,589,369

Included in total deposits are brokered deposits of $1.0 billion and $1.2 billion at March 31, 2020 and December 31, 2019, respectively. Included in total deposits are reciprocal deposits of $104.9 million and $91.7 million at March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2020 and December 31, 2019 are summarized, as follows:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$225,000	1.45%	$125,000	2.06%
Total short-term borrowings:	225,000	1.45	125,000	2.06
Long-term borrowings:
Advances from the FHLB and other borrowings	719,053	2.07	605,501	2.16
Subordinated borrowings	74,277	7.00	74,232	7.00
Junior subordinated borrowing - Trust I	15,464	2.44	15,464	3.76
Junior subordinated borrowing - Trust II	7,366	3.53	7,353	3.59
Total long-term borrowings:	816,160	2.54	702,550	2.72
Total	$1,041,160	2.30%	$827,550	2.62%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2020 and December 31, 2019. The Bank's available borrowing capacity with the FHLB was $1.4 billion and $1.6 billion for the periods ended March 31, 2020 and December 31, 2019.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank took place for the periods ended March 31, 2020 and December 31, 2019. The Bank's available borrowing capacity with the Federal Reserve Bank was $557.8 million and $201.3 million for the periods ended March 31, 2020 and December 31, 2019.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at March 31, 2020 include callable advances totaling $10.0 million and amortizing advances totaling $6.0 million. The advances outstanding at December 31, 2019 include callable advances totaling $10.0 million and amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of March 31, 2020 is as follows:

	March 31, 2020
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2020	$468,180	2.02%
2021	395,476	1.80
2022	59,136	1.92
2023	11,675	2.21
2023 and beyond	9,586	1.61
Total FHLB advances	$944,053	1.92%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2020 and December 31, 2019.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $307 thousand and $338 thousand for unamortized debt issuance costs as of March 31, 2020 and December 31 2019, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.44% and 3.76% at March 31, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 3.53% and 3.59% at March 31, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2020, the Company held derivatives with a total notional amount of $4.2 billion. The Company had economic hedges and non-hedging derivatives totaling $4.0 billion and $0.2 billion, respectively, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $0.3 billion in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2020.

The Company pledged collateral to derivative counterparties in the form of cash totaling $72.4 million and securities with an amortized cost of $35.0 million and a fair value of $35.5 million as of March 31, 2020. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,209	9.7	1.95%	5.09%	$(2,051)
Interest rate swaps on loans with commercial loan customers	1,674,769	6.3	4.34%	2.96%	177,708
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,674,769	6.3	2.96%	4.34%	(73,046)
Risk participation agreements with dealer banks	315,756	7.3			586
Forward sale commitments (2)	309,965	0.2			(4,490)
Total economic hedges	3,984,468				98,707

Non-hedging derivatives:
Commitments to lend (2)	213,088	0.2			4,836
Total non-hedging derivatives	213,088				4,836

Total	$4,197,556				$103,543
(1) Fair value estimates include the impact of $109 million settled to market contract agreements.
(2) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about derivative assets and liabilities at December 31, 2019, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,390	9.9	2.08%	5.09%	$(1,488)
Interest rate swaps on loans with commercial loan customers	1,669,895	6.4	4.38%	3.28%	75,326
Offsetting interest rate swaps on loans with commercial loan customers	1,669,895	6.4	3.28%	4.38%	(77,051)
Risk participation agreements with dealer banks	315,140	7.5			320
Forward sale commitments (1)	237,412	0.2			(227)
Total economic hedges	3,901,732				(3,120)

Non-hedging derivatives:
Commitments to lend (1)	168,997	0.2			2,628
Total non-hedging derivatives	168,997				2,628

Total	$4,070,729				$(492)

(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of March 31, 2020, the Company has an interest rate swap with a $9.2 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.5 million as of March 31, 2020. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss) recognized in other non-interest income	$(563)	$(121)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	102,382	(21,988)
(Unfavorable) change in credit valuation adjustment recognized in other non-interest income	(2,538)	(137)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(102,382)	21,988

Risk participation agreements:
Unrealized gain recognized in other non-interest income	266	125

Forward commitments:
Unrealized (loss) recognized in discontinued operations	(4,263)	(518)
Realized (loss) in discontinued operations	(1,922)	(1,715)

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in discontinued operations	$2,208	$2,391
Realized gain in discontinued operations	9,300	9,432

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

The Company had net asset positions with its financial institution counterparties totaling $1.1 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively. The Company had net asset positions with its commercial banking counterparties totaling $177.7 million and $76.4 million as of March 31, 2020 and December 31, 2019, respectively. The Company had net liability positions with its financial institution counterparties totaling $75.6 million and $78.8 million as of March 31, 2020 and December 31, 2019, respectively. The Company had no net liability positions with its commercial banking counterparties as of March 31, 2020. The Company had net liability positions with its commercial banking counterparties totaling $1.1 million as of December 31, 2019. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2020 and December 31, 2019:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,209	$(100)	$1,109	$—	$—	$1,109
Commercial counterparties	177,708	—	177,708	—	—	177,708
Total	$178,917	$(100)	$178,817	$—	$—	$178,817

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(75,621)	$—	$(75,621)	$35,488	$72,411	$32,278
Commercial counterparties	—	—	—	—	—	—
Total	$(75,621)	$—	$(75,621)	$35,488	$72,411	$32,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$640	$(54)	$586	$—	$—	$586
Commercial counterparties	76,428	(22)	76,406	—	—	76,406
Total	$77,068	$(76)	$76,992	$—	$—	$76,992

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(80,024)	$1,219	$(78,805)	$25,828	$96,310	$43,333
Commercial counterparties	(1,080)	—	(1,080)	—	—	(1,080)
Total	$(81,104)	$1,219	$(79,885)	$25,828	$96,310	$42,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2020 lease expiration dates ranged from 1 month to 20 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$73,356	$76,332
Finance lease right-of-use assets	Premises and equipment, net	7,589	7,720
Total Lease Right-of-Use Assets		$80,945	$84,052

Lease Liabilities
Operating lease liabilities (2)	Other liabilities	$77,720	$80,734
Finance lease liabilities	Other liabilities	10,760	10,883
Total Lease Liabilities		$88,480	$91,617
(1) Includes operating lease right-of-use assets classified as discontinued operations of $2.7 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively.
(2) Includes operating lease liabilities classified as discontinued operations of $2.8 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively.

Supplemental information related to leases was as follows:

	March 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating leases	10.1	10.3
Finance leases	14.6	14.8

Weighted-Average Discount Rate
Operating leases	3.35%	3.36%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2020 was $3.5 million, of which $0.5 million was related to FCLS and is reported as discontinued operations. Lease expense for operating leases for the three months ended March 31, 2019 was $3.4 million, of which $0.7 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,628	$3,498
Operating cash flows from finance leases	134	159
Financing cash flows from finance leases	124	98
(1) Includes operating cash flows from operating leases related to discontinued operations of $0.5 million and $0.7 million at March 31, 2020 and March 31, 2019, respectively.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2020:

(In thousands)	Operating Leases	Finance Leases
2020	$9,923	$765
2021	12,427	1,031
2022	11,370	1,031
2023	9,354	1,037
2024	7,909	1,037
Thereafter	40,984	10,260
Total undiscounted lease payments (1)	91,967	15,161
Less amounts representing interest (1)	(14,247)	(4,401)
Lease liability (1)	$77,720	$10,760

(1) Includes $2.8 million of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The impact of the COVID-19 pandemic is fluid and continues to evolve, which is adversely affecting some of the Company’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying the Company’s secured loans, and demand for loans and other products and services the Company offers, which are highly dependent on the business environment in the Company’s primary markets where it operates and in the United States as a whole.

During the first quarter of 2020, the Company’s results of operations were negatively impacted by an increase in its provision for credit losses and related allowance for credit losses, decline in the fair value of its equity portfolio, and a decline in valuation of assets accounted for pursuant to the fair value option. At this time, it is difficult to quantify the impact COVID-19 will have on the Company during the remainder of 2020. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s goodwill and intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. Refer to Note 1 - Basis of Presentation for additional information regarding the Company's accounting policy regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2020	Regulatory Minimum to be Well Capitalized	December 31, 2019	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	13.8%	N/A	13.7%	N/A
Common equity tier 1 capital to risk weighted assets	11.9	N/A	12.1	N/A
Tier 1 capital to risk weighted assets	12.1	N/A	12.3	N/A
Tier 1 capital to average assets	9.3	N/A	9.3	N/A

Bank
Total capital to risk weighted assets	12.5%	10.0%	12.8%	10.0%
Common equity tier 1 capital to risk weighted assets	11.7	6.5	12.2	6.5
Tier 1 capital to risk weighted assets	11.7	8.0	12.2	8.0
Tier 1 capital to average assets	8.9	5.0	9.1	5.0

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

At March 31, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2020 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$44,877	$19,263
Net unrealized holding (loss) on pension plans	(3,023)	(3,023)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(11,649)	(5,059)
Net unrealized tax benefit on pension plans	812	812
Accumulated other comprehensive income	$31,017	$11,993

The following table presents the components of other comprehensive income for the three months ended March 31, 2020 and 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$25,613	$(6,590)	$19,023
Less: reclassification adjustment for (losses) realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	25,614	(6,590)	19,024
Other comprehensive income	$25,614	$(6,590)	$19,024

Three Months Ended March 31, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$14,221	$(3,653)	$10,568
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding gain on AFS securities	14,215	(3,651)	10,564
Other comprehensive income	$14,215	$(3,651)	$10,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income, for the three ended March 31, 2020 and 2019:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	19,023	—	19,023
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)
Total other comprehensive income	19,024	—	19,024
Balance at End of Period	$33,228	$(2,211)	$31,017

Three Months Ended March 31, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive (loss) before reclassifications	10,568	—	10,568
Less: amounts reclassified from accumulated other comprehensive income (loss)	4	—	4
Total other comprehensive (loss)	10,564	—	10,564
Balance at End of Period	$(889)	$(2,017)	$(2,906)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three ended March 31, 2020 and 2019:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2020	2019	is Presented
Realized gains on AFS securities:
	$(1)	$6	Non-interest income
	—	(2)	Tax expense
	(1)	4	Net of tax

Total reclassifications for the period	$(1)	$4	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Income from continuing operations	$(12,072)	$24,272
Income from discontinued operations	(7,798)	(637)
Net income	$(19,870)	$23,635

Average number of common shares issued	51,903	46,212
Less: average number of treasury shares	1,744	717
Less: average number of unvested stock award shares	488	425
Plus: average participating preferred shares	533	1,043
Average number of basic shares outstanding	50,204	46,113
Plus: dilutive effect of unvested stock award shares	—	135
Plus: dilutive effect of stock options outstanding	—	13
Average number of diluted shares outstanding	50,204	46,261

Basic earnings per common share:
Continuing operations	$(0.24)	$0.52
Discontinued operations	(0.16)	(0.01)
Total	$(0.40)	$0.51

Diluted earnings per common share:
Continuing operations	$(0.24)	$0.52
Discontinued operations	(0.16)	(0.01)
Total	$(0.40)	$0.51

Due to the net loss for the three month period ended March 31, 2020, all unvested restricted stock and options were considered anti-dilutive for the three months ended March 31, 2020. For the three months ended March 31, 2019, 291 thousand shares of restricted stock and 13 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2020 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2019	450	$32.47	153	$22.00
Granted	108	29.09	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(24)	21.48
Stock awards vested	(53)	33.40	—	—
Forfeited	(11)	34.14	—	—
Expired	—	—	—	—
March 31, 2020	494	$31.42	129	$22.09
Exercisable options at March 31, 2020			129	$22.09

During the three months ended March 31, 2020, proceeds from stock option exercises totaled $519 thousand. There were no options exercised during the three months ended March 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, there were 53 thousand and 65 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.5 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,829	$9,829
Securities available for sale:
Municipal bonds and obligations	—	114,071	—	114,071
Agency collateralized mortgage obligations	—	801,184	—	801,184
Agency residential mortgage-backed securities	—	143,328	—	143,328
Agency commercial mortgage-backed securities	—	194,721	—	194,721
Corporate bonds	—	59,785	34,504	94,289
Trust preferred securities	—	5,492	—	5,492
Other bonds and obligations	—	50,773	—	50,773
Marketable equity securities	31,612	671	—	32,283
Loans held for investment at fair value	—	—	4,895	4,895
Loans held for sale (1)	—	129,975	—	129,975
Derivative assets (1)	—	177,708	4,836	182,544
Capitalized servicing rights (1)	—	—	8,518	8,518
Derivative liabilities (1)	4,490	74,511	—	79,001
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$10,769	$10,769
Securities available for sale:
Municipal bonds and obligations	—	110,138	—	110,138
Agency collateralized mortgage obligations	—	748,812	—	748,812
Agency residential mortgage-backed securities	—	147,744	—	147,744
Agency commercial mortgage-backed securities	—	147,096	—	147,096
Corporate bonds	—	73,610	42,966	116,576
Other bonds and obligations	—	41,189	—	41,189
Marketable equity securities	40,499	1,057	—	41,556
Loans held for investment at fair value	—	—	—	—
Loans held for sale (1)	—	140,280	—	140,280
Derivative assets (1)	—	77,562	2,628	80,190
Capitalized servicing rights (1)	—	—	12,229	12,229
Derivative liabilities (1)	227	80,454	—	80,681

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three months ended March 31, 2020.

Trading Security at Fair Value. The Company holds one security designated as a trading security. It is a tax-advantaged economic development bond issued to the Company by a local nonprofit which provides wellness and health programs. The fair value of this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security; therefore, the security meets the definition of a Level 3 security. The discount rate used in the valuation of the security is sensitive to movements in the 3-month LIBOR rate.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2020.

			Aggregate Fair Value
March 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$4,895	$71,740	$(66,845)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$4,252	$4,161	$91
Loans held for sale - discontinued operations	125,723	122,163	3,560
Total loans held for sale	$129,975	$126,324	$3,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregate Fair Value
December 31, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$7,625	$7,485	$140
Loans held for sale - discontinued operations	132,655	129,622	3,033
Total loans held for sale	$140,280	$137,107	$3,173

The changes in fair value of loans held for sale for the three months ended March 31, 2020, were losses of $49 thousand from continuing operations and gains of $0.5 million from discontinued operations. The changes in fair value of loans held for sale for the three months ended March 31, 2019 were gains of $60 thousand from continuing operations and $1.2 million from discontinued operations. During the three months ended March 31, 2020, originations of loans held for sale from continuing operations totaled $16.6 million and sales of loans originated for sale from continuing operations totaled $21.1 million. During the three months ended March 31, 2019, originations of loans held for sale from continuing operations totaled $11.5 million and sales of loans originated for sale from continuing operations totaled $9.0 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019.

	Assets (Liabilities)
		Securities	Loans		Capitalized
	Trading	Available	Held for	Commitments	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Rights (1)
Three Months Ended March 31, 2020
December 31, 2019	$10,769	$42,966	$—	$2,628	$12,299
Adoption of ASC 326	—	—	7,660	—	—
Maturity of AFS security	—	(9,000)	—	—	—
Unrealized (loss), net recognized in other non-interest income	(759)	—	(2,216)	—	—
Unrealized gain included in accumulated other comprehensive income	—	538	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	11,039	(3,781)
Paydown of asset	(181)	—	(549)	—	—
Transfers to held for sale loans	—	—	—	(8,831)	—
Additions to servicing rights	—	—	—	—	—
March 31, 2020	$9,829	$34,504	$4,895	$4,836	$8,518
Unrealized gains relating to instruments still held at March 31, 2020	$620	$151	$—	$4,836	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans		Capitalized
	Trading	Available	Held for	Commitments	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Rights (1)
Three Months Ended March 31, 2019
December 31, 2018	$11,212	$—	$—	$3,927	$11,485
Unrealized gain, net recognized in other non-interest income	126	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	11,221	(1,142)
Paydown of trading security	(174)	—	—	—	—
Transfers to held for sale loans	—	—	—	(8,830)	—
Additions to servicing rights	—	—	—	—	1,008
March 31, 2019	$11,164	$—	$—	$6,318	$11,351
Unrealized gains relating to instruments still held at March 31, 2019	$1,248	$—	$—	$6,318	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,829	Discounted Cash Flow	Discount Rate	1.02%
AFS Securities	34,504	Indication from Market Maker	Price	94.00 - 96.00%
Loan held for investment	4,895	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$7.9 - $31.1
Commitments to lend (1)	4,836	Historical Trend	Closing Ratio	80.22%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	8,518	Discounted cash flow	Constant Prepayment Rate (CPR)	23.99%
			Discount Rate	10.21%
Total	$62,582
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$10,769	Discounted Cash Flow	Discount Rate	2.21%
AFS Securities	42,966	Indication from Market Maker	Price	97.00 - 100.00
Commitments to lend (1)	2,628	Historical Trend	Closing Ratio	77.81%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	12,299	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.50%
			Discount Rate	10.00%
Total	$68,662

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

	March 31, 2020	December 31, 2019	Fair Value Measurement Date as of March 31, 2020
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$15,586	$8,831	March 2020
Capitalized servicing rights	13,720	14,152	March 2020
Other real estate owned	224	—	March 2020
Total	$29,530	$22,983

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$15,586	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	14.41% to 23.83% (3.34%)
			Appraised Value	$6.2 to $1,347 ($658)
Capitalized servicing rights	13,720	Discounted Cash Flow	Constant Prepayment Rate (CPR)	10.20% to 14.84% (13.96%)
			Discount Rate	10.00% to 12.30% (11.37%)
Other Real Estate Owned	224	Fair Value of Collateral	Appraised Value	$40 to $120 ($90)
Total	$29,530

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Impaired Loans	$8,831	Fair Value of Collateral	Discounted Cash Flow - loss severity	15.72% to 0.12% (4.50%)
			Appraised Value	$8.2 to $1,548 ($736.1)
Capitalized servicing rights	14,152	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.44% to 14.12% (12.25%)
			Discount Rate	10.00% to 13.50% (11.78%)
Other Real Estate Owned	—	Fair Value of Collateral	Appraised Value	—
Total	$22,983

(a)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Individually evaluated loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, nonrecurring fair value measurement adjustments that relate to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Estimated Fair Values of Financial Instruments
The following tables summarize the estimated fair values (represents exit price), and related carrying amounts, of the Company’s financial instruments. Certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Certain assets and liabilities in the following disclosures include balances classified as discontinued operations. See Note 2 - Discontinued Operations for more information on these assets and liabilities.

	March 31, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$605,420	$605,420	$605,420	$—	$—
Trading security	9,829	9,829	—	—	9,829
Marketable equity securities	32,283	32,283	31,612	671	—
Securities available for sale	1,403,858	1,403,858	—	1,369,354	34,504
Securities held to maturity	336,802	358,416	—	354,657	3,759
FHLB bank stock and restricted securities	54,306	N/A	N/A	N/A	N/A
Net loans	9,189,667	9,469,947	—	—	9,469,947
Loans held for sale (1)	129,975	129,975	—	129,975	—
Accrued interest receivable	35,427	35,427	—	35,427	—
Derivative assets (1)	182,544	182,544	—	177,708	4,836
Financial Liabilities
Total deposits	$10,071,675	$10,080,250	$—	$10,080,250	$—
Short-term debt	225,000	225,866	—	225,866	—
Long-term Federal Home Loan Bank advances	719,053	727,150	—	727,150	—
Subordinated borrowings	97,107	89,521	—	89,521	—
Derivative liabilities (1)	79,001	79,001	4,490	74,511	—
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$579,829	$579,829	$579,829	$—	$—
Trading security	10,769	10,769	—	—	10,769
Marketable equity securities	41,556	41,555	40,499	1,056	—
Securities available for sale and other	1,311,555	1,311,555	—	1,267,573	43,982
Securities held to maturity	357,979	373,277	—	355,513	17,764
FHLB bank stock and restricted securities	48,019	N/A	N/A	N/A	N/A
Net loans	9,438,853	9,653,550	—	—	9,653,550
Loans held for sale (1)	169,319	169,319	—	140,280	29,039
Accrued interest receivable	36,462	36,462	—	36,462	—
Derivative assets (1)	80,190	80,190	—	77,562	2,628
Financial Liabilities
Total deposits	$10,335,977	$10,338,993	$—	$10,338,993	$—
Short-term debt	125,000	125,081	—	125,081	—
Long-term Federal Home Loan Bank advances	605,501	606,381	—	606,381	—
Subordinated borrowings	97,049	101,055	—	101,055	—
Derivative liabilities (1)	80,681	80,681	227	80,454	—

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net interest income from continuing operations	$86,428	$85,459
Provision for credit losses	34,807	4,001
Net interest income from continuing operations after provision for credit losses	$51,621	$81,458

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

	At or for the
	Three Months Ended March 31,
	2020	2019
PER SHARE DATA (1)
Net (loss)/earnings per common share, diluted	$(0.40)	$0.51
Adjusted (loss)/earnings per common share, diluted (1)	(0.07)	0.60
Total book value per common share	33.90	33.75
Tangible book value per common share (2)	22.00	21.66
Dividend per common share	0.24	0.23
Dividend per preferred share	0.48	0.46
Common stock price:
High	33.04	31.81
Low	11.43	26.02
Close	14.86	27.24
PERFORMANCE RATIOS (3)
Return on assets	(0.62)%	0.78%
Adjusted return on assets (1)	(0.11)	0.92
Return on equity	(4.61)	5.97
Adjusted return on equity (1)	(0.85)	7.00
Adjusted return on tangible common equity (1)	(0.95)	11.44
Net interest margin, fully taxable equivalent (FTE) (4) (6)	3.04	3.17
Fee income/Net interest and fee income	15.46	17.56
Efficiency ratio (2)	66.92	59.54
GROWTH RATIOS
Total commercial loans, (organic, annualized)	(5)%	(3)%
Total loans, (organic, annualized)	(8)	(4)
Total deposits, (organic, annualized)	(10)	8
Total net revenues, (compared to prior year period)	(14)	3
Earnings per share, (compared to prior year period)	(178)	(7)
Adjusted earnings per share (compared to prior-year period)(2)	(112)	(8)
FINANCIAL DATA: (In millions)
Total assets	$13,122	$12,173
Total earning assets	11,785	11,039
Total securities	1,837	1,881
Total borrowings	1,041	1,210
Total loans	9,303	8,947
Allowance for credit losses	114	62
Total intangible assets	598	551
Total deposits	10,072	9,166
Total stockholders’ equity	1,722	1,577
Net (loss)/income	(19.9)	23.6
Adjusted (loss)/income (2)	(3.6)	27.7
Purchased accounting accretion	3.1	1.3

	At or for the
	Three Months Ended March 31,
	2020	2019
ASSET QUALITY AND CONDITION RATIOS (5)
Net charge-offs (annualized)/average loans	0.45%	0.15%
Total non-performing assets/total assets	0.40	0.26
Allowance for credit losses/total loans	1.22	0.69
Loans/deposits	92	98
Shareholders' equity to total assets	13.13	12.95
Tangible shareholders' equity to tangible assets (2)	8.98	8.83

FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$86,428	$85,459
Non-interest income from continuing operations	5,636	21,722
Net revenue from continuing operations	92,064	107,181
Provision for loan losses	34,807	4,001
Non-interest expense from continuing operations	71,325	71,991
Net (loss)/income	(19,870)	23,635
Adjusted (loss)/income (1)	(3,645)	27,730
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

(6)
The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended March 31, 2020 and 2019 was 0.11% and 0.05%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,000	4.41%	$3,378	4.91%
Commercial and industrial loans	1,796	5.03	1,987	5.83
Residential mortgages	2,654	3.77	2,556	3.74
Consumer loans	922	4.28	1,080	4.45
Total loans (1)	9,372	4.33	9,001	4.73
Investment securities (2)	1,745	3.32	1,896	3.52
Short term investments & loans held for sale (3)	450	1.52	67	3.59
Total interest-earning assets	11,567	4.05	10,964	4.49
Intangible assets	598	X	551
Other non-interest earning assets	654		557
Assets from discontinued operations	99		116
Total assets	$12,918		$12,188

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,159	0.46%	$963	0.65%
Money market	2,752	0.98	2,379	1.23
Savings	847	0.13	737	0.18
Time	3,333	1.87	3,429	2.07
Total interest-bearing deposits	8,091	1.18	7,508	1.44
Borrowings and notes (4)	960	2.60	1,363	2.85
Total interest-bearing liabilities	9,051	1.33	8,871	1.65
Non-interest-bearing demand deposits	1,849		1,539
Other non-interest earning liabilities	269		180
Liabilities from discontinued operations	24		14
Total liabilities	11,193		10,604

Total preferred shareholders' equity	21		41
Total common shareholders' equity	1,704		1,543
Total shareholders’ equity (2)	1,725		1,584
Total liabilities and stockholders’ equity	$12,918		$12,188

	Three Months Ended March 31,
	2020		2019
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.72%		2.84%
Net interest margin (5)		3.04		3.17
Cost of funds		1.11		1.41
Cost of deposits		0.96		1.19

Supplementary data
Total deposits (In millions)	$9,941		$9,046
Fully taxable equivalent income adj. (In thousands) (6)	1,824		1,809
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)	Purchased accounting accretion totaled $3.1 and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

(6)	Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, restructuring costs, and discontinued operations. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. Merger costs in 2019 are primarily related to the acquisition of SI Financial Group, Inc. in May 2019. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. They also include costs related to the consolidation of branches, including eight branches for the full year of 2019. Discontinued operations are the Company’s national mortgage banking operations for which the Company is pursuing sale opportunities.

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

Due to the anticipated earnings volatility resulting from loan loss provisions reflecting changes in estimates of uncertain future economic conditions under the new CECL accounting standard, many users of bank financial statements are focusing on Pre-Provision Net Revenue (“PPNR”). This is a measure of revenue less expenses, and is calculated before the loan loss provision and income tax expense. This measure gives clearer visibility of the operations of the company during the periods presented in the income statements, without the impact of period-end estimates of future uncertain events. This measure also enhances comparisons of operations across different banks, which might have significantly different period-end estimates of uncertain future economic conditions that affect the loan loss provision. Consistent with its previous practices measuring results on an adjusted basis before the impacts of acquisitions, divestitures, and other designated items, the Company has introduced the measure of Adjusted Pre-Provision Net Revenue (“Adjusted PPNR”) which measures PPNR excluding adjustments for items not viewed as related to ongoing operations. This measure is now integral to the Company’s analysis of its operations, and is not viewed as a substitute for GAAP measures of net income. Analysts also use this measure in assessing the Company’s operations and in making comparisons across banks. The Company and analysts also measure Adjusted PPNR per share and Adjusted PPNR/Assets in order to utilize the PPNR measure in assessing its comparative operating profitability. This measure primarily relies on the measures of adjusted revenue and adjusted expense already used in the Company’s calculation of its efficiency ratio.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2020	2019
GAAP Net (loss)/income		$(19,870)	$23,635
Adj: Net losses/(gains) on securities (1)		9,730	(2,551)
Adj: Merger and acquisition expense		—	1,609
Adj: Restructuring and other expense		—	5,406
Adj: Loss from discontinued operations before income taxes		10,629	854
Adj: Income taxes		(4,134)	(1,223)
Total adjusted (loss)/income (non-GAAP) (2)	(A)	$(3,645)	$27,730

GAAP Total revenue		$92,064	$107,181
Adj: (Gains)/losses on securities, net (1)		9,730	(2,551)
Total operating revenue (non-GAAP) (2)	(B)	$101,794	$104,630

GAAP Total non-interest expense		$71,325	$71,991
Less: Total non-operating expense (see above)		—	(7,015)
Operating non-interest expense (non-GAAP) (2)	(C)	$71,325	$64,976

Total revenue		$93,869	$116,454
Total non-interest expense		83,759	82,118
Pre-tax, pre-provision net revenue (2)		$10,110	$34,336

Total revenue from continuing operations		$92,064	$107,181
Total non-interest expense from continuing operations		71,325	71,991
Pre-tax, pre-provision net revenue from continuing operations (2)		$20,739	$35,190

Total adjusted revenue (2)		$101,794	$104,630
Adjusted non-interest expense (2)		71,325	64,976
Adjusted pre-tax, pre-provision net revenue (2)		$30,469	$39,654

(In millions, except per share data)
Total average assets	(D)	$12,918	$12,188
Total average shareholders’ equity	(E)	1,725	1,584
Total average tangible shareholders’ equity (2)	(F)	1,126	1,033
Total average tangible common shareholders' equity (2)	(G)	1,106	922
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,124	1,026
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,104	986
Total tangible assets, period-end (2)(3)	(J)	12,524	11,623
Total common shares outstanding, period-end (thousands)	(K)	50,199	45,522
Average diluted shares outstanding (thousands)	(L)	50,204	46,261

Earnings per common share, diluted		$(0.40)	$0.51
Adjusted earnings per common share, diluted (2)	(A/L)	(0.07)	0.60
Pre-tax, pre-provision net revenue per common share, diluted (2)		0.20	0.74
Adjusted pre-tax, pre-provision net revenue per common share, diluted (2)		0.61	0.86

Book value per common share, period-end		33.90	33.75
Tangible book value per common share, period-end (2)	(I/K)	22.00	21.66
Total shareholders' equity/total assets		13.13	12.95
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.98	8.83

Performance ratios (4)
GAAP return on assets		(0.62)%	0.78%
Adjusted return on assets (2)	(A/D)	(0.11)	0.92
GAAP return on equity		(4.61)	5.97
Adjusted return on equity (2)	(A/E)	(0.85)	7.00
Adjusted return on tangible common equity (2)(5)	(A+O)/(J)	(0.95)	11.44
Efficiency ratio (2)	(C-O)/(B+M+P)	66.92	59.54
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$608	$684
Non-interest income charge on tax-credit investments (7)	(N)	(486)	(579)
Net income on tax-credit investments	(M+N)	122	105

Intangible amortization	(O)	1,580	1,200
Fully taxable equivalent income adjustment	(P)	1,824	1,809
__________________________________________________________________________________________

(1)
Net securities losses/(gains) for the periods ending March 31, 2020 and 2019 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2019 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

Be FIRST Culture & Corporate Responsibility
We believe that everyone, from every neighborhood, should be able to bank with dignity. We’re committed to providing trusted financial solutions to meet our customers’ needs, engaging with under-resourced people and communities to ensure access and upward economic mobility as well as fostering a workplace culture where everyone feels like they belong. Our Be FIRST values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork guide us as we navigate our environment to create long-term sustainable value for all our stakeholders. We continue to lead the way forward with our Be FIRST Commitment, our roadmap for purpose-driven, socially responsible 21st century community banking. We implemented a strong foundation of governance systems including our Corporate Responsibility & Culture Committee of our Board of Directors, Diversity & Inclusion Employee Committee, Responsible & Sustainable Business Policy and Social & Environmental Responsibility Risk Management Framework to collectively help integrate social, environmental and cultural considerations through all aspects of the company.

We engage directly with our stakeholders and leverage a number of communications channels and strategic content including our Corporate Responsibility website www.berkshirebank.com/csr, annual report, and proxy statement to highlight our commitment to disclosure and transparency. Our annual Corporate Responsibility Report, Leading the Way Forward: Purpose-Driven Performance, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the company's environmental, social, governance and cultural programs and our progress on The Be FIRST Commitment. We’re proud to be recognized for our leadership and performance with many local, regional, national and international awards including the North American Employee Engagement Award for Social Responsibility, the U.S. Chamber of Commerce Foundation Top Corporate Steward Citizens Award and our listing in the Bloomberg Gender Equality Index.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY
In the first quarter of 2020, Berkshire responded to the public health and economic crises that arose from the emergence of the COVID-19 disease pandemic. Much of the Company’s market footprint is within the northeastern U.S., which has recorded some of the highest infection and death rates in the United States, with resulting severe social and economic lockdowns that have been generally successful in controlling the disease, avoiding overwhelming the health system, and moving towards beginning to reopen the economy. The resulting sharp recession and unemployment have been unprecedented, and the region is expected to lag other U.S. regions as national recovery initiatives are currently underway. Despite the benefit of unprecedented fiscal and monetary stimulus, national GDP and unemployment measures are expected to recover slowly and recovery will depend on the success of future public health measures and the maintenance of social and economic order. Because the pandemic and related economic responses arose in February and March, the impact of the pandemic will be more pronounced in the second quarter.

In response to the pandemic, Berkshire took decisive actions to protect the health and safety of its team, customers and the communities it serves during the first quarter, including adjusting its operations to ensure the continued

availability of essential banking services for all customers, providing support and financial flexibility to customers potentially impacted by the pandemic, and providing funding to minority-owned small businesses through the Berkshire Bank Foundation and its community-based partners. Including actions taken in April, Berkshire's response to the Covid-19 pandemic included:

•	Servicing $650 million first round Paycheck Protection Program (“PPP”) loan approvals

•	Processing payment forbearances for $1.3 billion in loans to 4,000 customers

•	Providing $3 million to assist small businesses through The Futures Fund with BECMA and MALGBT Chamber

•	Providing $1 million in grants through Berkshire Bank Foundation, including $500,000 in small business assistance through non-profit partners

•	Supporting remote work from home for 86% of the non-branch workforce

•	Maintaining full pay for all staff

Berkshire’s teams are working hard to safely and responsibly meet the needs of our customers during the pandemic, which has shined a light on community banks’ essential role in our economy. Berkshire’s number one priority has been to help the communities it serves, especially those which are disadvantaged, withstand the current crisis and rebuild as soon as it is safe to do so. The Company has offered additional support and financial flexibility to its customers who may have been impacted and is also funding significant programs to help small businesses. Berkshire continues to maintain a strong balance sheet, with ample liquidity and regulatory capital to support its ongoing essential services.

Due to the pandemic conditions and the new CECL credit loss accounting method, Berkshire reported a first quarter 2020 net loss of $20 million, or $0.40 per share. Berkshire recorded a noncash provision for future projected credit losses on loans totaling $35 million pre-tax, or $0.69 per share. The Company also recorded $20 million, or $0.41 per share, in pre-tax charges not viewed as related to its ongoing operations. These charges related to unrealized securities losses and discontinued national mortgage banking operations, which were substantially impacted by market conditions resulting from the pandemic. The Company’s operating results were positive before these charges and before the elevated provision. The Company has benefited from expense management and efficiency initiatives over the last year, while also experiencing revenue pressures arising from the pandemic and ongoing margin pressures in the low interest rate environment. Berkshire’s liquidity and regulatory capital metrics generally continued to strengthen during the quarter, supporting its 21st century community bank mission. The magnitude of the forecast recession continued to worsen in the second quarter, and the Risk Factors disclosure in this report discusses the elevated uncertainties that may affect the Company’s operations.

First Quarter Financial Highlights

•	$0.40 GAAP net loss per share, including $0.69 pre-tax non-cash credit loss provision

•	$0.07 Adjusted loss per share (non-GAAP financial measure)

•	$0.20 Pre Provision Net Revenue (“PPNR”) per share

•	$0.61 Adjusted PPNR per share (non-GAAP financial measure)

•	3.04% net interest margin

•	1.22% credit loss allowance/loans

•	92% loans/deposits

•	13.1% equity/assets; 9.0% tangible equity/tangible assets (non-GAAP financial measure)

•	$33.90 book value per common share; $22.00 tangible book value per common share (non-GAAP financial measure)

Following quarter-end, the Company’s Board of Directors stated its intent to declare and pay a regular quarterly cash dividend of $0.24 per common share in the second quarter, together with a dividend of $0.48 per preferred share. In conjunction with changes in the regulatory reporting schedule this quarter, the Board plans to make the formal dividend declaration after the completion of regulatory reporting and other related regulatory actions regarding such declaration.

Federal monetary and fiscal stimulus funds approved to combat the economic effects of the pandemic are estimated at $9.5 trillion, of which an estimated $4.1 trillion has been funded. As a result of domestic and global interventions, short term U.S. treasury interest rates were near zero at quarter-end, and the ten year treasury rate was 0.70%. Most recent estimates by the Congressional Budget Office forecast a 38% annualized decline in GDP in the second quarter, with recovery starting in the third quarter and extending through 2021. Dramatic changes occurred in demand, consumption, international trade, supply chains, social behaviors, and working patterns, with long term impacts viewed as likely. Financial stress and defaults are anticipated in the private sector, with major fiscal shortfalls in the public sector. Banking behaviors are expected to favor larger institutions with robust digital platforms and less reliance on spread income.

On March 25, 2020, the Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88465) which provides conditional relief for public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (COVID-19) pandemic. The SEC’s order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the SEC under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.

The Company determined that it was prudent and appropriate in accordance with the SEC’s order to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”) due to circumstances related to the COVID-19 pandemic. Notwithstanding that the internal review of the Company’s financial results for the quarter ended March 31, 2020 was substantially complete and the Company’s earnings were released on May 4, 2020, the Company took advantage of the opportunity afforded by the SEC to extend the filing date for the Report. The preparation of regulatory reports and related detailed disclosures occurs in conjunction with and following the internal review of financial results. The Company also extended the time for filing of Berkshire Banks’ quarterly filing of the Call Report, as allowed by recent FDIC guidance. The disclosure processes for the Company’s quarterly reporting on Form 10-Q are integrated with and subsequent to its process for filing the Call Report, further supporting a delay in the filing of the Report. Circumstances affecting the timing of the Report include:

•
The Company is participating in the Paycheck Protection Program and has received relatively large numbers of loan applications. The Company has surged significant management and staff time to respond to this important relief effort in order to support the needs of its communities at this crucial time, which has drawn resources from the normal external financial reporting process.

•
In order to safeguard the safety of staff and customers, the Company has made numerous ad hoc operating adjustments and transferred approximately 86% of the back office staff to work from home arrangements. This massive shift required considerable internal resources.

•
The passage of the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020 introduced options for the adoption of the new current expected credit losses (CECL) loan loss accounting standard. The Company required time to assess the implications of this legislation and subsequent accounting guidance. In addition, the qualitative and environmental factors used in the CECL method of loan loss accounting were heavily impacted by the pandemic and related economic disruption. As a result, final decisions on the implementation of this standard were delayed.

•
The Company’s earnings release was accompanied by the presentation of additional new disclosures which are important and relevant to the current circumstances, conflicting with the normal priority of developing support for routine disclosures in the Report.

OUR COVID-19 RESPONSE

Employees

- Suspended non-essential business travel
- 86% of non-branch staff WFH
- Temporarily limiting branch hours
- Increased cleaning and protective precautions
- Providing protective masks to front line staff
- Providing additional paid sick time
- Protecting pay for those employees who can't work their normal scheduled hours
- Launching employee assistance fund to help with hardships
- Leveraging employee networks including Employee Resource Groups and Regional Cultural Councils to collect feedback, maintain culture, morale and productivity

Customers

Providing financial flexibility to customers facing financial hardships by launching customer assistance programs:

- Increased debit card limits, waived penalties for early CD withdrawals and waived foreign ATM fees
- Processing payment forbearances for $1.3B in loans to 4,000 customers
- Participating in the Paycheck Protection Program processing 3,800 loans for $650M as of 4/21/20
- Providing mobile, telephonic and digital banking solutions and My Bankers for customers
- Operating most branches with drive-up and in-branch appointments
- Connecting consumers with additional community resources

Communities

- Providing $3 million in capital to assist black-owned businesses with BECMA & MALGBT Chamber Futures Fund
- Providing $1 million in grants through Berkshire Bank Foundation, including $500,000 in small business assistance distributed through non-profit partners
- Offering flexibility for non-profits to redirect prior Foundation funding
- Evaluating strategic sponsorships and advertising assets for re-deployment
- Raising funds & deploying employees through virtual skills-based volunteering focused on financial health and critical non-profit needs
- Accessing third party suppliers to provide materials to hospitals & front line workers

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019
Summary: Total assets decreased slightly to $13.1 billion from $13.2 billion during the first quarter of 2020. Total loans continued to decline as part of the balance sheet restructuring initiated a year ago. Proceeds from loans were reinvested in investment securities and in short term investments, in anticipation of government sponsored Paycheck Protection Program (“PPP”) loans targeted for the second quarter. Borrowings were increased to reduced reliance on brokered time deposits. In the current pandemic environment, the adoption of the CECL credit loss allowance methodology resulted in a $50 million, or 79%, increase in the allowance for credit losses on loans compared to year-end 2019. The $114 million balance at period-end reflects projected credit losses resulting from the pandemic conditions over the 3.1 year projected average life of the loan portfolio. Primarily due to the CECL adoption and first quarter credit loss provision, the Company recorded a $36 million, or 2%, decrease in total shareholders’ equity. Management viewed liquidity and capital strength as improved during the quarter, while anticipating future potential draws on those resources in responding to the pandemic. Some measures related to asset quality and credit losses were significantly affected by the CECL adoption and are not comparable to prior period measures.

Securities: Proceeds from loan runoff were reinvested in short and long term investments in the first quarter. Short term investments increased by $41 million and the securities portfolio increased by $67 million. Short-term investments were primarily held at the Federal Reserve Bank of Boston. Growth of investment securities was focused on federal agency collateralized mortgage obligations, as well as commercial mortgage-backed securities, partially offset by reductions of certain less liquid corporate, municipal, and industrial revenue bonds. The average life of the bond portfolio decreased to 3.7 years from 4.2 years during the quarter due to accelerated prepayments of mortgage-backed obligations. The securities yield was 3.32% in the most recent quarter, compared to 3.31% in the fourth quarter of 2019. At period-end, all debt securities which were rated by public rating agencies had an investment grade rating. A total of $65 million in debt securities was not rated by rating agencies. All of these securities were either prefunded with U.S./Agency collateral or rated “pass” or higher in the Company’s internal ratings system except for $5 million in unrated performing local municipal obligations. The unrated securities were reduced from $92 million at the start of the period due primarily to prepayments of callable securities.

The Company maintains an equity securities portfolio which is integral to its tax management that supports its investment tax credit investments which support local business revitalization. During the quarter, the Company recorded $10 million in net equity securities losses which were primarily unrealized, except for a $2 million realized loss on the sale of one equity security. Equity securities include bank stocks, REITs, and CRA related mutual funds. The portfolio had a net unrealized loss of $2 million, or 6% of cost, at quarter-end. The total investment portfolio has a net unrealized gain of $60 million, or 3.4%, at quarter-end, compared to $34 million, or 2.0%, at the start of the quarter. This reflected the unrealized bond gains resulting from the drop in interest rates as financial markets sold off equities and monetary authorities conducted market interventions during the pandemic.

Loans: Total loans decreased by $199 million, or 2%, in the first quarter of 2020, with decreases in most major categories as the Company continued with its balance sheet restructuring aimed at supporting liquidity and its 21st century community bank mission. Total loans are expected to increase in the second quarter based on the Company’s PPP participation. These loans are targeted to support payrolls for two months during the pandemic and are guaranteed by the SBA and most are expected to be repaid by the SBA in the third quarter based on the maintenance of employment and other conditions established when this program was established by the CARES Act in Congress. These loans bear interest at 1% and are expected to decrease the Company’s net interest margin in the second quarter and to increase it when deferred fee income paid to the Bank by the SBA will be recognized in interest income at repayment, which is expected to be in the third quarter for most of these loans. Based on regulatory guidance, these loans are being carried with a zero risk based capital allocation. Shortly after quarter-end, the Company was processing approximately 3,800 PPP loans totaling approximately $650 million. Approximately a third of these loans were $25,000 or less, and half were $50,000 or less, reflecting the focus on small business in this program. The Company shifted significant internal resources to provide surge capacity to process these loan requests.

The loan yield decreased to 4.33% in the most recent quarter, compared to 4.52% in the prior quarter. This reflected the impact of lower market interest rates, as well as a change in the posting of recoveries on purchased credit impaired loans. These recoveries were previously posted to loan interest income but under the new CECL accounting standard, these recoveries are now posted to the allowance for credit losses on loans. Such recoveries totaled $1 million in the most recent quarter, compared to $3 million in the prior quarter, and $1 million in the first quarter of 2019,

The Company has been steadily tightening its credit disciplines over the last two years as the economic expansion lengthened. Adjustments were made to tighten debt service coverage, loan/value ratios, and recourse requirements. The Company has pursued focused business selection, with a relationship focus and pricing disciplines. The risk management function employs granular hold limits and diversification targets. The Company’s regional presidents provide close market understanding and support. Commercial line of credit utilization increased modestly to 56% from 52% during the first quarter of 2020.

Due to the widespread economic shutdown to flatten the pandemic spread of the COVID-19 disease, the Company assessed which sectors of its commercial loan portfolio might be most impacted by shutdowns and social distancing. The following table summarizes the related loan balances at period-end:

Category	Millions ($)	% of Total Loans
Hospitality	248	2.7%
Leisure	411	4.4%
Restaurants	130	1.4%
Retail	1,020	11.0%
Healthcare	361	3.9%
Construction	511	5.5%
Total	2,681	28.9%

Additional information about these sectors follows:

Hospitality loans - $248 million outstanding. In excess of 95% of these loans are secured by real estate and are estimated to be approximately half in urban markets and half in suburban markets. The Company estimates that approximately 70% of the hospitality loans are to entities with “flagged” operations, which represent properties operating under licensing with national brands. Delinquent and non-current hospitality loans totaled $9 million at March 31, 2020.

Leisure loans - $411 million, including recreation and amusement. Loans managed by Berkshire’s Firestone Financial, LLC national equipment lending subsidiary constitute $266 million of this total. Industries served by Firestone include Amusement, Carnivals & Parks, Fitness & Wellness, Franchises, Laundry, Location-Based Entertainment, and Vending. Firestone operates nationally based out of its Needham, MA headquarters. The remaining $145 million in leisure loans are mostly in the Company’s footprint and include loans to borrowers in various arts, entertainment, and recreation businesses. Approximately 80% of these non-Firestone loans are real estate secured, with equipment being the other main form of collateral. Delinquent and non-current leisure loans totaled $11 million at March 31, 2020.

Restaurant loans - $130 million outstanding. Approximately 56% of these loans are real estate secured, with equipment as the second major type of collateral. Quick service restaurants are the largest element of this portfolio. Loans to Dunkin Donuts franchisees comprise 23% of total restaurant loans. Delinquent and non-current restaurant loans totaled $4 million at March 31, 2020.

Retail loans - $1.020 billion outstanding. Retail loan balances include malls/retail hubs ($255 million), community centers/strips ($292 million), and community standalone ($282 million). These loans are 100% real estate secured. Additionally, the Company has $192 million in other retail/grocery balances which are collateralized by a mix of real estate, equipment, and other assets. Delinquent and non-current retail loans totaled $5 million at March 31, 2020.

Healthcare - $361 million outstanding. Healthcare loans include skilled nursing facilities, assisted living, independent living, and hospitals. Real estate collateral secures approximately half of the outstanding loans, with equipment and other commercial assets comprising most of the remaining collateral. Delinquent and non-current healthcare loans totaled $12 million at March 31, 2020.

Construction - $511 million outstanding. Construction balances related to the above categories included: $79 million in hospitality loans, $19 million in leisure loans, $29 million in retail loans, and $36 million in healthcare loans. These balances are in addition to the above loan category totals. Construction loans are 97% secured by real estate collateral. On average, construction loans were underwritten to a loan-to-value ratio of approximately 70% on completion. Commitments related to these construction loans totaled $823 million at March 31, 2020, with outstanding loans representing approximately 62% of the commitment balance. There were no delinquent and non-current construction loans at March 31, 2020. Construction loans include certain balances with other collateral and not categorized as secured by construction assets.

In addition to the above shutdown sensitive loan sectors, the Company’s $10 million trading security is a local economic development bond with a borrower with hospitality and leisure related operations. The Company’s portfolio of investment securities includes $4 million in unrated bonds related to the above shutdown sensitive sectors.

The Company’s Firestone Financial equipment lending subsidiary lends nationally. Its 44 Business Capital SBA lending division is located in Pennsylvania, with loans in the Mid-Atlantic and surrounding regions. The 44 Business Capital division sells the SBA guaranteed portion of its loans and retains the unguaranteed portion, which had a total balance of $156 million at March 31, 2020 and which is included in the above categories where applicable. Aside from these operations and the wholesale leveraged loans described above, all of the Company’s commercial loans are within footprint except for $29 million in balances originated outside of footprint, usually due to specific relationship factors.

In addition to the direct impacts of shutdowns and social distancing, financial markets were also disrupted by events in the energy and high yield credit markets. An international oil price war and swollen petroleum product inventories led to an unprecedented negative price of oil under short term delivery contracts. The stock market sell-off also led to a contraction in the high yield loan markets, which monetary authorities took action to contain. The Company does not view itself as having significant exposures to these sectors, which are summarized below as of period-end:

Oil and gas. Loans to businesses categorized within oil and gas industry codes totaled $129 million at March 31, 2020, with approximately 50% of these balances secured by real estate. Approximately 60% of outstanding loans consist of loans to gas station/convenience store operations. The loans are included within the retail segment discussed above. The remaining loans are primarily to other types of oil and gas retailers, together with suppliers to oil and gas retailers and energy companies. The Company has no loans outstanding to oil and gas producers. Delinquent and non-current oil and gas loans totaled $24 million at March 31, 2020.

Leveraged loans. Commercial loans designated as leveraged loans totaled $197 million at March 31, 2020. Approximately $135 million of leveraged loans were comprised of loan participations purchased through established relationships in wholesale syndicated loan markets nationally. Approximately $28 million of these loans are included in the above Selected Loan Categories, including healthcare and retail, as well as energy. The remaining balance of leveraged loans is comprised primarily of in-market loans originated by the Company or other banks operating in the region through local participation consortiums. Most of these loans are included in the above Selected Loan Categories including Dunkin Donuts, entertainment, and healthcare. Delinquent and non-current leveraged loans totaled $1 million at March 31, 2020.

Allowance for Credit Losses on Loans: The Company implemented the Current Expected Credit Losses (“CECL”) accounting standard on January 1, 2020. An option to delay the implementation was set forth in the CARES Act near the end of the quarter, but the regulatory restrictions associated with that delay made it impractical. The standard changed the basis of loss recognition from incurred to expected, and expanded the covered financial instruments. Under this standard, allowances have been established for loans, investment securities, and commitments to lend. The allowance for credit losses on loans replaces the previous allowance for loan losses. The allowance balance increased by $50 million to $114 million at period-end compared to $64 million at year-end 2019. Most of the increase was offset by reductions in shareholders’ equity, including the operating loss resulting from the credit loss provision. The increase was a result of changing from incurred to expected losses as well as the impact of the pandemic and resulting recession on expected losses. The allowance measured 1.22% of total loans at period-end, compared to 0.67% at the start of the period.

The Company established a methodology for estimating credit losses on loans which incorporates three elements. The methodology is based on a stratification of the loan portfolio into a number of categories based on the type of collateral. It establishes a quantitative estimate of pooled reserves based on the Company’s historic experience with loan losses and the expected average loan life for each loan segment. It then adds an economic reserve which is based on an economic analysis at the end of the period which makes specific allowance adjustments for each loan segment. It then adds a qualitative factors reserve which is updated as of period-end based on a number of qualitative factors which conform to federal interagency regulatory guidelines, which are weighted as applicable to each segment.

When CECL was implemented on January 1, 2020, the pooled loan reserve was established at $74 million, compared to the $64 million balance of the prior allowance for loan losses on December 31, 2019. This pooled reserve balance included $57 million for the historic reserve, a ($7) million economic adjustment, and a $24 million adjustment for qualitative factors. The economic adjustment reflected expectations at January 1, 2020 of a comparatively strong economic environment over a 1.75 year forecast period which is the basis for this component. The pooled loan reserve measured 0.78% of total loans at January 2, 2020 compared to 0.67% at December 31, 2019.

In addition to the pooled loan reserve, with the implementation of CECL, the Company established a $15 million reserve related to loan credit marks, and the amortized cost basis of purchased credit deteriorated loans was increased by this same $15 million amount. Based on the $74 million in pooled loan reserves and the $15 million credit mark reserve, the total allowance for credit losses on loans was set at $89 million as of January 1, 2020, measuring 0.93% of total loans at that date. Additionally, the Company established a separate $8 million allowance for credit losses on loan commitments which is carried in other liabilities on the balance sheet, which was also offset to shareholders’ equity.

Due to the pandemic, the economic outlook swung to a sharp recession. The Company evaluates several external forecasts in choosing the forecast element for the economic component of the allowance. The baseline forecast projected peak unemployment around 9% in the second quarter of 2020. The forecast GDP change was V shaped, with a quarterly trough decline at an approximate annualized rate of 18% in the second quarter, rebounding significantly in the third quarter and continuing to strengthen through 2021, with no further general shutdowns. The Company uses its DFAST modeling analytics to assess economic impacts on expected credit losses for each portfolio segment. Unemployment is a critical factor for most segments, with commercial real estate also incorporating projected GDP and pricing conditions in equities and real estate markets.

Subsequent to January 1, 2020, due to the pandemic and subsequent economic conditions, the Company’s pooled loan reserve increased by $27 million to $104 million or 1.11% of outstanding balances. The economic reserve increased by $29 million from ($7) million to $22 million due to the expectation of a recession rather than favorable economic conditions. The $22 million indicates the additional expected losses compared to historic rates that were projected to emerge over the next 1.75 years as a result of the economic impacts arising from the pandemic. The qualitative factors were reduced by $2 million during the quarter. The historic reserves were little changed, as a decrease in the portfolio was offset by the impact of higher charge-offs. The credit mark reserve decreased to $13 million including the benefit of $1 million in recoveries of the purchased discounted loans. The total allowance for credit losses on loans was $114 million, or 1.22% of total loans. The allowance assigned to the major loan categories as a percentage of related loan balances was as follows at period-end: commercial real estate - 1.27%; commercial & industrial - 1.36%; residential mortgage - 0.94%; consumer - 1.63%. The Company does not separately estimate loan losses for the commercial loan segments previously discussed as potentially sensitive to shutdowns and social distancing.

Actual future credit losses may be more or less than the Company’s projections about pandemic related credit losses. The first quarter increase in the credit loss allowance was a non-cash adjustment which had no significant impact on total regulatory risk-based capital. PPP loans are viewed as zero risk and are not expected to have a significant impact on projected credit losses. During the second quarter, economic forecasts worsened compared to projections at the end of the first quarter, with unemployment peaking and GDP troughing at approximately twice the estimated changes based on the forecast at quarter-end. If economic forecasts do not change, the Company expects that there will be additional pandemic related provision expense in the second quarter.

Asset Quality: Net loan charge-offs totaled $10 million in the first quarter of 2020, compared to $4 million in the prior quarter. The increase reflects the final resolution of one commercial real estate loan which had been in foreclosure for two years. Annualized net charge-offs measured 0.45% of average loans during the quarter, or approximately 0.19% of average loans excluding this one workout resolution. Other gross charge-offs totaling $6 million were offset by $2 million in recoveries.

Concurrent with the adoption of CECL, the Company changed its accounting methodology for its acquired purchased impaired taxi medallion loans, which were carried at a balance of $23 million at year-end 2019. These loans were accounted for based on the present value of discounted cash flows on a pooled basis. The Company changed its accounting method to fair value for each loan. As a result of this change, the balance of these loans was reduced by $16 million to $7 million on January 1, 2020, with an offsetting charge to retained earnings. Due to the pandemic, the fair value of these loans was reduced to $5 million on March 31, 2020, and the resulting charge was posted to other non-interest income.

Nonperforming loans increased by $11 million in the first quarter of 2020 primarily due to the previously discussed increase in balances of purchased credit deteriorated loans as well as the change in accounting for taxi medallion loans. This increase was offset by an increase in the credit loss allowance and had no material impact on net loans or capital. Nonperforming assets measured 0.40% of total assets at period-end. Loans delinquent over 90 days and accruing decreased primarily due to changes in accounting for taxi medallion loans discussed below. Loans delinquent 30-89 days increased to 0.43% of loans at period-end from 0.25% at the start of the period due primarily to two commercial lines of credit which matured during the quarter.

Total criticized loans increased slightly to $238 million from $237 million during the quarter. Substandard loans increased to $175 million from $162 million including the transfer of an existing $8 million substandard economic development bond from the securities portfolio. Special mention loans decreased to $64 million from $75 million including the sale of a $5 million commercial loan participation interest.

As states shut down economic activity during the first quarter of 2020, federal bank regulatory authorities encouraged banks to work with affected borrowers to provide loan payment modifications to protect liquidity and support solvency. Primarily in the second quarter, the Company had granted loan modifications on more than 4,000 loans with balances of $1.3 billion as of April 21, representing approximately 21% of outstanding commercial loan balances, 3% of residential mortgages, and 2% of consumer loans. Forbearances made in accordance with regulatory guidelines will not be reported as delinquencies or as troubled debts. As of May 8, 2020, pandemic related loan modifications conforming to regulatory guidelines had been granted for loans in the previously discussed shutdown/social distancing sensitive commercial loan categories and totaled approximately 35% of the related outstanding balances. The preponderance of modifications have been 90 day deferrals of principal and interest payments. Additional information about total modifications is shown below as of April 21, 2020:

Category	Units	Balance ($ millions)	% Total of Total Balance
Commercial Real Estate	446	784	19.7%
Commercial and Industrial	2,627	413	22.8%
Total Commercial	3,073	1,197	20.6%
Mortgage	260	80	3.1%
Consumer	723	19	2.2%
Total	4,056	1,296	13.9%

Deposits and Borrowings: Total deposits decreased by $264 million due primarily to a $162 million decrease in brokered time deposits and a $43 million decrease in payroll related balances, which fluctuate daily. Deposits decreased by 1% before these changes, primarily due to some commercial accounts which utilized liquid funds for other business purposes in response to current conditions. Depositors also shifted some funds into transaction accounts from maturing time deposits due to the low rates that emerged near period-end. The cost of deposits decreased to 0.96% in the most recent quarter from 1.11% in the prior quarter due to the decline in market interest rates, as well as a 13% decrease in the average balance of higher cost time deposits primarily due to targeted reductions in brokered time deposits. Total borrowings increased by $214 million as the Company moved promptly in the first quarter to extend near-term funding maturities to support liquidity in case of financial markets disruptions which generally did not emerge. The cost of borrowings decreased quarter-over-quarter to 2.60% from 2.77% due to the general decrease in market interest rates. The Company expects to utilize a special federal lending facility to help fund the PPP loans during the three month time period in which most of them are expected to be outstanding.

Derivative Financial Instruments: The $4.2 billion quarter-end notional balance of derivative financial instruments had minimal change from the start of the period. The estimated net fair value of these instruments increased from approximately zero to $104 million due to the higher value of fixed rate customer swaps as a result of the decrease in interest rates. This asset is included in other assets on the balance sheet. The Company delivered cash to the clearing house as a result of its increased obligation to national swap counterparties which is reported as a use of cash from financing activities in the cash flow statement.

Shareholder’s Equity: Total shareholders’ equity decreased by $36 million in the first quarter of 2020 due mainly to the $58 million impact of the CECL adoption on the allowance for credit losses on loans and for credit losses on unfunded loan commitments. These were non-cash charges, and included the $35 million pre-tax provision for loan losses which resulted in the operating loss for the quarter. The Company views its Adjusted PPNR as an ongoing source of internal capital generation to support its operating needs and normal dividend activity. The PPP loans planned for the second and third quarters have no regulatory capital impact. The Company plans to continue with its balance sheet restructuring to reduce wholesale funded leverage. The Company’s risk based capital ratio improved to 13.8% from 13.7% during the quarter due to a reduction in risk weighted assets. The Company performs annual internal capital stress testing based on DFAST guidelines and based on its most recent analysis remained within its policy goal of maintaining risk based capital above the 10.0% well capitalized level under the severe adverse stress scenario. The Company is also internally modeling loan loss stress tests to monitor its capital cushion against severe adverse pandemic scenarios provided by third party sources.

Book value per common share totaled $33.90 at period-end, compared to $34.65 at year-end 2019. The non-GAAP measure of tangible book value per common share measured $22.00 and $22.56 at those respective dates.

Subsequent to year-end, 521,400 common shares were issued for the conversion of approximately half of the outstanding participating preferred shares in accordance with the contracted conversion terms. The common equivalent impact of these shares has previously been included in operating results per share. There were approximately 14,000 shares of common stock repurchased during the first quarter and the existing stock repurchase authorization by the board of directors expired at period-end and was not extended or renewed.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 and MARCH 31, 2019

Summary: Revenue and expense in 2020 included the SI Financial operations acquired on May 17, 2019. As a result, many categories of revenue and expense increased in 2020 over the same period of 2019. Earnings per share reflects the shares issued as merger consideration for the SIFI acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted. The Company has designated its FCLS national mortgage banking operations as discontinued and the financial statements in both periods reflect this designation.

Due to the $0.69 per share provision for credit losses in 2020, the first quarter operating results were a loss of $0.40 per share. The provision is a non-cash multi-year projection of future credit losses under the new CECL accounting standard. Changes in future expectations are recorded in current period operating results under CECL. The first quarter provision expense reflected the emergence of a recession as a result of the business shutdowns due to the pandemic. Future economic expectations worsened in the second quarter due to a worsening of the outlook for the recession. As discussed in the risk factors in Item 1A, the Company may record additional elevated loan loss provisions based on more severe economic projections which are currently being published by recognized third party sources. Because there have been no major global pandemics for a century, the loan loss provision relies substantially on qualitative judgments about expected future loan losses.
First quarter pre-provision net revenue (“PPNR”) was $0.20 per share in 2020 compared to $0.74 per share in 2019. Pre-provision net revenue is a measure of earnings before the provision for credit losses on loans and before income tax. The first quarter non-GAAP measure of adjusted pre-provision net revenue (“Adjusted PPNR”) totaled $0.61 per share in 2020, compared to $0.86 per share in 2019. As an adjusted measure, it excludes net charges not viewed as related to ongoing operations. In the most recent quarter, these net charges were primarily due to discontinued national mortgage banking operations and unrealized equity securities losses resulting from the stock market decline. See “Non-GAAP Financial Measures” above for a reconciliation of non-GAAP financial measures.

The reduction in PPNR per share was also primarily due to pandemic impacts on revenues and included the following items:

•	A $4 million impact of a decline in the net interest margin due to the pandemic and changes from the CECL adoption

•	A $5 million decrease in non-interest income due to changes in the fair value of financial instruments as a result of the pandemic

•	A $2 million decrease in SBA and commercial swap fees due to the pandemic

The primary targeted profitability benefit from the SI Financial acquisition in May 2019 was based on efficiencies related to cost saves from the combined operations. The SI Financial operations had a $10 million quarterly expense run rate, but total combined adjusted expenses increased by only $6 million year-over-year, including the benefit of enterprise efficiency initiatives over the last year. Total full time equivalent staff in continuing operations increased by 63 to 1,548 positions since year-end 2018, despite the acquisition of SI Financial operations which had 284 full time equivalent positions prior to merger. Despite the reduction in revenue generation and customer interactions during the pandemic, Berkshire maintained all staff during the first quarter, provided expanded benefits, and absorbed higher operating costs related to communications, technology, and other impacts from moving 86% of back-office staff to work-from-home arrangements over about a two week period. Berkshire directed surge resources to support customer needs for PPP loans and loan modifications to supplement customer liquidity and protect payrolls during the pandemic shutdowns.

Net Interest Income: Net interest income increased by 1% year-over year, as the growth in earning assets was mostly offset by a lower net interest margin. The addition of SI Financial added $1.7 billion in assets but average first quarter earning assets increased year-over-year by $603 million, or 6%, due to the ongoing impact of Berkshire’s balance sheet restructuring. The first quarter net interest margin decreased year-over-year to 3.04% from 3.17%. The loan yield decreased by 0.40% while the cost of funds decreased by 0.30%. The Company’s interest rate risk profile is asset sensitive. The ongoing environment of low interest rates continues to pressure the net interest margin. The monetary interventions in the most recent quarter further depressed interest rates, contributing to the 0.09% quarter-over-quarter decrease in the net interest margin.

Berkshire is currently recording approximately $2 million in quarterly accretion related to the amortization of time deposit discounts from the SI Financial merger. This accretion contributed approximately 0.07% to the net interest margin in the first quarter and is scheduled to decrease and be eliminated by the end of the second quarter of 2020. The total first quarter margin benefit of all purchase accounting accretion was 0.11% in 2020 compared to 0.05% in 2019. Due to the CECL adoption, the benefit of recoveries of purchased credit impaired loans which was previously credited to net interest income is now recorded to the allowance for credit losses on loans. This benefit has contributed significantly to the net interest margin in many prior periods.

The Company’s participation in the PPP loan program is expected to impact the margin in the next two quarters. The PPP loans have a low 1% yield due to the government guarantee. Funds advanced to the borrowers are expected to inflate deposit balances as funds are used to support paychecks over a targeted eight week paycheck support period. Most loans are expected to be repaid in the third quarter when they are repaid by the SBA. For these loans, origination fees received by the Bank from the SBA are expected to be recognized in income when the loans are repaid. The overall impacts of this activity are expected to reduce the margin in the second quarter and then to increase it in the third quarter. The Company expects to record at least $20 million in net interest income from the recognition of these SBA loans, or approximately 3% of the related loan amounts.

Non-Interest Income: First quarter non-interest income decreased year-over-year by $16 million due primarily to changes in fair values of financial instruments in the unsettled market conditions resulting from the pandemic. This included the $10 million charge for net securities losses, most of which were unrealized as previously discussed. This charge is excluded from the Company’s calculation of adjusted earnings. Loan fee income was charged $3 million for fair value changes related to interest rate swaps and a $2 million charge was recorded to other non-interest income for changes in fair valued loans. Additionally, the reduction in demand in the pandemic led to a $2 million decrease in revenue from the origination of interest rate swaps and SBA loans.

Provision for Credit Losses: This non-cash provision increased to $35 million in the first quarter of 2020, compared to $4 million in the first quarter of 2019. The provision primarily reflects changes in the allowance for credit losses on loans as described in a previous section of this discussion. The allowance reflects projected credit losses for the life of the loan portfolio based on the CECL accounting standard which became effective in the most recent quarter. The $35 million provision primarily reflected a $29 million change in projected economic impacts on loan losses from $7 million favorable at adoption on January 1, 2020 to $22 million unfavorable at March 31, 2020, as the economy swung from growth to recession. The increase in the provision also reflected the higher loan charge-offs which was partially offset by the decrease in the balance of total loans.

Non-Interest Expense and Tax Expense: Total first quarter non-interest expense was flat year-to-year, as merger and restructuring costs in 2019 were generally replaced by the operating expenses of the merged operations, along with the costs related to responding to pandemic conditions in 2020. Berkshire estimates that it achieved its merger related cost save objectives and other efficiency initiatives, and the Company believes that its expense management is relatively favorable compared to the scope of its operations. Operating expenses increased as a result of the acquired operations, primarily in the compensation, occupancy, and technology categories. These categories have benefited from restructuring costs incurred during 2019 and reflect planned growth in areas targeted to strengthen operations as well as current costs in responding to the pandemic. The Company recorded a $5 million tax benefit in the first quarter of 2020. The first quarter effective tax benefit on continuing operations was 14% in 2020 compared to an effective rate of 22% in 2019. The lower effective percentage reflects the larger proportionate impact of tax benefit items compared to current period pre-tax income. The first quarter effective tax benefit on discontinued operations was 27% in 2020 compared to 25% in 2019.

Discontinued Operations: During the first quarter of 2020, the Company shifted the majority of its national mortgage banking operations staff to an acquiring entity. Full-time equivalent staff in these operations totaled 131 positions at period-end, compared to 323 positions at the start of the period. The origination of applications in the national mortgage banking operations was eliminated by the end of the period. At that date, the balance of loans held for sale in these operations was $126 million. At that date, the Company had $213 million in notional amount of commitments to lend for residential mortgages. Most of these commitments are related to the discontinued operations. The total notional amount of mortgage servicing rights in these operations had a fair value of $9 million on the balance sheet at period-end. The Company reported an $8 million after-tax net loss on these operations during the most recent quarter, consisting primarily of pre-tax charges of $4 million to write-down mortgage servicing rights and $4 million in severance costs. Mortgage originations operated at a loss due to hedging losses in the unsettled markets. On May 7, 2020, the Company completed an agreement to sell certain assets and liabilities related to these operations. The wind-down of these operations is expected to continue through the second and third quarters, and the Company targets declining related losses in each quarter including continuing hedge losses and losses related to write-downs and dispositions. Discontinued operations are excluded from the Company’s measure of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of gains/losses on debt securities available for sale, after tax. Due to falling interest rates in the first quarter of both 2020 and 2019, Berkshire had significant unrealized debt securities gains in the first quarter of both years. In 2020, these after-tax gains mostly offset the operating loss, resulting in a $1 million comprehensive loss for the quarter. In 2019, these gains supplemented operating income, resulting in $34 million in comprehensive income for the quarter.

Liquidity and Cash Flows: Liquidity improved during the first quarter of 2020. Proceeds from loan runoff and borrowings were used to increase high quality liquid assets. Financial markets were in danger of severe disruption beginning in late February, when the magnitude of the pandemic and economic shutdowns began to emerge. Federal authorities took unprecedented steps to maintain and support market operations. The Company took focused action to extend its near-term wholesale funding maturities. Financial markets were improving at the end of the quarter and into the beginning of the second quarter. Equity markets and credit spreads moved towards the direction of normalizing, while remaining stressed and volatile. Uncertainties remain elevated regarding additional COVID-19 disease impacts on public health and about the severity of the recession from the shutdowns. The Company’s participation in the PPP program is expected to draw on its liquidity sources in the second and third quarter, and it expects to utilize federal lending programs to partially fund these loans. Other loans and wholesale funding are targeted to continue to decline by year-end based on run-off under the balance sheet restructuring program and expected repayment of the PPP loans. Subsequent to first quarter-end, KBRA (the Kroll Bond Rating Agency) reaffirmed the Company’s and the Bank’s existing bond ratings, including the Bank’s A- ratings on deposits and senior debt. The ratings were affirmed with a watch negative status due to the uncertain economic impacts from the pandemic.

At period-end, unused borrowing capacity at the FHLBB was $1.4 billion, compared to $1.6 billion at the start of the year. Borrowing availability at the Fed discount window was $558 million and $204 million for these dates respectively. Total cash held by the holding company was $108 million and $74 million for these respective dates. The $20 million net loss was due to the $35 million noncash provision for credit losses on loans. First quarter cash provided by operating activities of continuing operations improved year-over-year.

The Company maintains a contingency funding plan based on its assessment of the liquidity stress environment. Contingency funding information, reporting, and assessment were intensified in the first quarter when financial markets began signaling distress. Primary liquidity data is reported on daily, and thirty day stress analytics are maintained on an updated basis. The Company maintains monthly and quarterly cash flow forecasts. A one year forward liquidity stress test evaluates stress across a variety of stress scenarios, and the Company has defined strategic options which allow it to meet funding needs in all stress scenarios. Additional information about liquidity and cash flows is contained in the related section of the Company's most recent Annual report on Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K. The Company views its $30 million in Adjusted PPNR in the most recent quarter as having provided support for its operations, dividend, and taxes, as well as for the generalized run rate of charge-offs implicit in its credit loss allowance at that date. The Company’s balance sheet restructuring is also supporting capital, as risk-based assets have continued to be managed down. The Company has investment grade debt ratings and monitors capital market conditions.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2020.

Fair Value Measurements: Fair value measurements are discussed in the related financial statement footnote. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was estimated at $280 million, or 3.0%, compared to $215 million, or 2.3%, at year-end 2019. The increased premium resulting from lower interest rates was partially offset by shorter modeled lives related to projected prepayments, along with credit losses included in the Company’s CECL estimate which were modeled for the full average life of the loan portfolio. Of note, the fair value of non-maturity deposits is made equal to their cost basis under accounting guidelines, and this value does not reflect any factors related to market and economic conditions as of the measurement date.

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

Management has identified the Company's most critical accounting policies as related to:

•	Allowance for Credit Losses

•	Income Taxes

•	Goodwill and Identifiable Intangible Assets

•	Fair Value of Financial Instruments

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first three months of 2020. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company’s measures of interest rate risk exclude the operations of the FCLS national mortgage banking subsidiary which have been classified as discontinued operations.

The Company was asset sensitive at year-end 2019, with assets repricing more quickly than liabilities in the modeled sensitivity scenarios. In line directionally with this model sensitivity, the sharp decrease in interest rates in the first quarter resulted in compression of the Company’s net interest margin, with asset yields decreasing quarter over quarter by 0.22% while funding costs decreased by 0.12%. During the quarter, the three month treasury rate decreased by 1.44% to 0.11% and the ten year treasury rate decreased by 1.22% to 0.70%. The Company’s asset sensitivity, as measured by net interest income sensitivity, increased during the quarter as illustrated in the table below. Contributing factors included a shift from longer duration loans into more liquid assets and the lengthening of maturities of wholesale funds. These changes were part of the Company’s liquidity management decisions in response to the pandemic and shutdowns. Also, the reduction in base case net interest income increases the relative impact of changes due to interest rate sensitivity. Due to the PPP program and the Company’s ongoing liquidity management during the pandemic, its asset sensitive profile may remain elevated in coming periods.

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At March 31, 2020
+300	$21,800	6.37%	$38,700	10.90%
+200	14,100	4.12	27,400	7.70
+100	6,900	2.03	14,800	4.20
-100	(5,300)	(1.54)	(15,700)	(4.40)

At December 31, 2019
+300	$17,080	4.70%	$28,003	7.60%
+200	11,070	3.00	19,589	5.30
+100	5,107	1.40	10,289	2.80
-100	(6,559)	(1.80)	(13,611)	(3.70)

The Company estimates that the asset sensitivity of its net income has also increased due to the higher asset sensitivity of net interest income. Similarly, the Company estimates that the liability sensitivity of its equity at risk has decreased. The modeled interest rate sensitivity depends on material assumptions. Additionally, market risk exposure is affected by the level and shape of the yield curve in markets for financial instruments including U.S. Treasury obligations, forward interest rate derivatives, the U.S. prime interest rate, and LIBOR rates. Also, the economic impact on customer and market behaviors of the COVID-19 pandemic remains uncertain and may cause actual events to differ from assumptions.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On April 28, 2016, the Company and the Bank were served with a complaint filed in the United States District Court, District of Massachusetts, Springfield Division. The complaint was filed by an individual Berkshire Bank depositor, who claims to have filed the complaint on behalf of a purported class of Berkshire Bank depositors, and alleges violations of the Electronic Funds Transfer Act and certain regulations thereunder, among other matters. On July 15, 2016, the complaint was amended to add purported claims under the Massachusetts Consumer Protection Act. On January 4, 2019, the Parties reached an agreement in principle to settle the matter on a class-wide basis. Among other terms, the agreement in principle provides that the Company pay a total of $3.0 million in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the lawsuit on behalf of the Plaintiff and the Settlement Class Members. On April 11, 2019, the Plaintiff filed the Parties’ fully-executed Settlement Agreement and Release (the “Settlement”) with the Court together with her unopposed motion for preliminary approval of class action settlement. On July 24, 2019, the Court granted preliminary approval of the Settlement, and issued an Order that notice of the Settlement be given to all Settlement Class Members. The Company paid $1.0 million on July 26, 2019, as required under the Settlement to offset certain anticipated administrative costs and expenses. On February 14, 2020, the Court issued an order granting final approval of the Settlement and entered a final judgment dismissing the case with prejudice. The Company anticipates that the Settlement will be completed sometime during the first six months of 2020. The appeals period passed on March 16, 2020, and the dismissal of case became final pending the completion of the distribution of the settlement proceeds to eligible Settlement Class Members. On or about March 25, 2020, the Bank paid the remaining $2.0 million in previously accrued settlement funds to the Settlement Administrator and distribution of the settlement proceeds is now substantially complete.

On January 29, 2018, the Bank was served with an amended complaint filed nominally against the Company in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. The Company and the Bank deny the allegations contained in the complaint and are vigorously defending this lawsuit. Discovery is complete in the case, and in January 2020 the Bank filed a motion for summary judgment seeking dismissal of the case on statute of limitations grounds. This motion was expected to be heard by the court during the first quarter of 2020, but the hearing was continued by the court and has not yet been rescheduled.

On February 9, 2019, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial Group, Inc. (“SI Financial”) shareholder. On June 26, 2019, the Company received notice of a verified consolidated amended complaint in this action, which was filed after consolidation and elimination of two additional suits filed in the same Court by other former shareholders of SI Financial. The lawsuit purports to be filed as a putative class action lawsuit against SI Financial, the individual former members of the SI Financial board of directors, and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and similarly situated SI Financial shareholders, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and that the individual Defendants breached their fiduciary duty to SI Financial shareholders and were unjustly enriched by the subject merger transaction. The Plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, SI Financial merged with and into the Company on May 17, 2019, and ceased to have any further independent legal existence at that time. The Company and the individual Defendants deny the allegations contained in the verified consolidated amended complaint and intend to vigorously defend this lawsuit. On July 26, 2019, the Company and the individual Defendants jointly filed a motion to dismiss all claims in this litigation, which is still pending before the court. On April 16, 2020, the court issued a ruling granting the Defendants’ motion to dismiss all counts of the Complaint. The Plaintiff’s claims under federal law, including Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, were dismissed with prejudice, while certain state court claims under Connecticut law were dismissed without prejudice. On May 21, 2020, the Plaintiff filed notice of his intention to appeal the trial court's dismissal of his claims to the United States Court of Appeals for the Second Circuit. There are no other active cases proceeding against the Company or the individual Defendants in regard to the SI Financial merger.

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breach of loan participation agreements in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer has not yet responded to the Bank’s complaint. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time.

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. Based on its initiatives in 2020 and changes to overall market conditions, the Company has identified one additional risk factor, which is discussed below. Aside from the following, there were no other major changes in risk factors identified during the first three months of 2020.

The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and dramatically increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses. Some of the risks we face from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our clients and the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the pandemic. Additionally, some measures, such as a deferment of loan payments and the significant reduction in interest rates to near zero, will have a negative impact on our business, financial condition, liquidity, and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased customer defaults. Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and it is probable that our business would be materially and adversely affected by such a recession, if prolonged. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2020 there were no shares transferred and during the three months ended March 31, 2019, the Company transferred 1,936 shares.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2020:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2020	14,372	$33.91	14,372	660,000
February 1-29, 2020	—	—	—	660,000
March 1-31, 2020	—	—	—	660,000
Total	14,372	$33.91	14,372	660,000

In April 2019, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The repurchase program replaced the Company's unused 500,000 share repurchase authorization. The timing of the purchases depends on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are recorded as treasury shares. The repurchase plan terminated on March 31, 2020. As of March 31, 2020, 1.74 million shares had been purchased under this program.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.
_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 9, 2018.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.

(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 29, 2020	By:	/s/ Richard M. Marotta
Richard M. Marotta
Chief Executive Officer

Dated: May 29, 2020	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer