Form 10-Q
period 2020-06-30
BERKSHIRE HILLS BANCORP INC
filed 2020-08-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 7, 2020, the Registrant had 50,376,771 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands, except share data)
Assets
Cash and due from banks	$102,105	$105,447
Short-term investments	942,047	474,382
Total cash and cash equivalents	1,044,152	579,829

Trading security, at fair value	9,519	10,769
Marketable equity securities, at fair value	33,263	41,556
Securities available for sale, at fair value	1,458,036	1,311,555
Securities held to maturity (fair values of $360,184 and $373,277)	334,895	357,979
Federal Home Loan Bank stock and other restricted securities	46,139	48,019
Total securities	1,881,852	1,769,878
Less: Allowance for credit losses on held to maturity securities	(113)	—
Net securities	1,881,739	1,769,878

Loans held for sale	62,881	36,664

Total loans	9,370,271	9,502,428
Less: Allowance for credit losses on loans	(139,394)	(63,575)
Net loans	9,230,877	9,438,853

Premises and equipment, net	118,722	120,398
Other real estate owned	40	—
Goodwill	—	553,762
Other intangible assets	42,477	45,615
Cash surrender value of bank-owned life insurance policies	229,812	227,894
Other assets	430,592	288,945
Assets from discontinued operations	21,692	154,132
Total assets	$13,062,984	$13,215,970

Liabilities
Demand deposits	$2,573,786	$1,884,100
NOW and other deposits	1,453,397	1,492,569
Money market deposits	2,525,761	2,528,656
Savings deposits	932,243	841,283
Time deposits	3,290,721	3,589,369
Total deposits	10,775,908	10,335,977
Short-term debt	159,799	125,000
Long-term Federal Home Loan Bank advances and other	559,839	605,501
Subordinated borrowings	97,165	97,049
Total borrowings	816,803	827,550
Other liabilities	280,843	267,398
Liabilities from discontinued operations	25,290	26,481
Total liabilities	$11,898,844	$11,457,406
(continued)
	June 30, 2020	December 31, 2019
Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 260,907 shares issued and outstanding in 2020; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019)	20,325	40,633
Common stock ($.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,191,588 shares outstanding in 2020; 51,903,190 shares issued and 49,585,143 shares outstanding in 2019	523	517
Additional paid-in capital - common stock	1,427,728	1,422,441
Unearned compensation	(8,298)	(8,465)
Retained earnings (deficit)	(257,352)	361,082
Accumulated other comprehensive income	33,239	11,993
Treasury stock, at cost (1,711,602 shares in 2020 and 2,318,047 shares in 2019)	(52,025)	(69,637)
Total shareholders’ equity	1,164,140	1,758,564
Total liabilities and shareholders’ equity	$13,062,984	$13,215,970
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income from continuing operations
Loans	$90,876	$113,990	$192,571	$219,641
Securities and other	12,812	15,248	27,312	30,706
Total interest and dividend income	103,688	129,238	219,883	250,347
Interest expense from continuing operations
Deposits	20,552	28,273	44,390	54,895
Borrowings	5,546	9,370	11,475	18,398
Total interest expense	26,098	37,643	55,865	73,293
Net interest income from continuing operations	77,590	91,595	164,018	177,054
Non-interest income from continuing operations
Mortgage banking originations	1,644	278	2,603	324
Loan related income	5,717	4,822	7,019	10,825
Deposit related fees	5,373	7,525	13,320	14,383
Insurance commissions and fees	2,767	2,738	5,791	5,591
Wealth management fees	2,057	2,348	4,627	4,789
Total fee income	17,558	17,711	33,360	35,912
Other, net	(999)	(216)	(1,435)	754
Gain/(loss) on securities, net	822	17	(8,908)	2,568
Total non-interest income	17,381	17,512	23,017	39,234
Total net revenue from continuing operations	94,971	109,107	187,035	216,288
Provision for credit losses	29,871	3,467	64,678	7,468
Non-interest expense from continuing operations
Compensation and benefits	39,403	34,779	76,312	68,279
Occupancy and equipment	10,195	9,449	21,327	18,895
Technology and communications	7,755	6,715	15,836	12,972
Marketing and promotion	902	1,155	2,067	2,422
Professional services	2,565	3,953	5,285	6,228
FDIC premiums and assessments	1,658	1,751	3,140	3,390
Other real estate owned and foreclosures	14	(2)	41	—
Amortization of intangible assets	1,558	1,475	3,138	2,675
Goodwill impairment	553,762	—	553,762	—
Acquisition, restructuring, and other expenses	—	11,155	—	18,170
Other	6,463	6,138	14,692	15,528
Total non-interest expense	624,275	76,568	695,600	148,559

(Loss)/income from continuing operations before income taxes	$(559,175)	$29,072	$(573,243)	$60,261
Income tax (benefit)/expense	(16,130)	5,118	(18,126)	12,035
Net (loss)/income from continuing operations	$(543,045)	$23,954	$(555,117)	$48,226

(Loss)/income from discontinued operations before income taxes	$(8,635)	$2,082	$(19,264)	$1,228
Income tax (benefit)/expense	(2,299)	588	(5,130)	371
Net (loss)/income from discontinued operations	$(6,336)	$1,494	$(14,134)	$857

Net (loss)/income	$(549,381)	$25,448	$(569,251)	$49,083
Preferred stock dividend	130	240	255	480
(Loss)/income available to common shareholders	$(549,511)	$25,208	$(569,506)	$48,603
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic (loss)/earnings per common share:
Continuing operations	$(10.80)	$0.49	$(11.05)	$1.01
Discontinued operations	(0.13)	0.03	(0.28)	0.02
Total	$(10.93)	$0.52	$(11.33)	$1.03

Diluted (loss)/earnings per common share:
Continuing operations	$(10.80)	$0.49	$(11.05)	$1.01
Discontinued operations	(0.13)	0.03	(0.28)	0.02
Total	$(10.93)	$0.52	$(11.33)	$1.03

Weighted average shares outstanding:
Basic	50,246	48,961	50,228	47,550
Diluted	50,246	49,114	50,228	47,700
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net (loss)/income	$(549,381)	$25,448	$(569,251)	$49,083
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	2,999	19,108	28,614	33,323
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	(777)	(4,901)	(7,368)	(8,552)
Total other comprehensive income	2,222	14,207	21,246	24,771
Total comprehensive (loss)/income	$(547,159)	$39,655	$(548,005)	$73,854
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at March 31, 2019	522	$40,633	45,522	$460	$1,244,975	$(8,825)	$321,759	$(2,906)	$(19,091)	$1,577,005
Comprehensive income:
Net income	—	—	—	—	—	—	25,448	—	—	25,448
Other comprehensive income	—	—	—	—	—	—	—	14,207	—	14,207
Total comprehensive income	—	—	—	—	—	—	25,448	14,207	—	39,655
Acquisition of SI Financial Group, Inc.			5,691	57	176,654					176,711
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(10,469)	—	—	(10,469)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Treasury shares repurchased	—	—	(110)	—	—	—	—	—	(3,326)	(3,326)
Forfeited shares	—	—	(38)	—	(168)	1,255	—	—	(1,087)	—
Exercise of stock options	—	—	1	—	—	—	(15)	—	29	14
Restricted stock grants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,015	—	—	—	1,015
Other, net	—	—	(21)	—	—	—	59	—	(587)	(528)
Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837

Balance at March 31, 2020	261	$20,325	50,199	$523	$1,427,800	$(9,764)	$304,442	$31,017	$(52,065)	$1,722,278
Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(549,381)	—	—	(549,381)
Other comprehensive income	—	—	—	—	—	—	—	2,222	—	2,222
Total comprehensive (loss)	—	—	—	—	—	—	(549,381)	2,222	—	(547,159)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	—	—	(12,100)	—	—	(12,100)
Cash dividends declared on preferred shares ($0.48 per share)	—	—	—	—	—	—	(130)	—	—	(130)
Forfeited shares	—	—	(3)	—	(72)	110	—	—	(38)	—
Exercise of stock options	—	—	9	—	—	—	(180)	—	268	88
Restricted stock grants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,356	—	—	—	1,356
Other, net	—	—	(13)	—	—	—	(3)	—	(190)	(193)
Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	49,083	—	—	49,083
Other comprehensive income	—	—	—	—	—	—	—	24,771	—	24,771
Total comprehensive income	—	—	—	—	—	—	49,083	24,771	—	73,854
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,654	—	—	—	—	176,711
Cash dividends declared on common shares ($0.46 per share)	—	—	—	—	—	—	(20,944)	—	—	(20,944)
Cash dividends declared on preferred shares ($0.92 per share)	—	—	—	—	—	—	(480)	—	—	(480)
Treasury shares repurchased	—	—	(110)	—	—	—	—	—	(3,326)	(3,326)
Forfeited shares	—	—	(51)	—	(209)	1,699	—	—	(1,490)	—
Exercise of stock options	—	—	1	—	—	—	(15)	—	29	14
Restricted stock grants	—	—	131	—	3	(3,664)	—	—	3,661	—
Stock-based compensation	—	—	—	—	—	2,004	—	—	—	2,004
Other, net	—	—	(34)	—	—	—	59	—	(973)	(914)
Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837

Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(569,251)	—	—	(569,251)
Other comprehensive income	—	—	—	—	—	—	—	21,246	—	21,246
Total comprehensive (loss)	—	—	—	—	—	—	(569,251)	21,246	—	(548,005)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.48 per share)	—	—	—	—	—	—	(24,150)	—	—	(24,150)
Cash dividends declared on preferred shares ($0.96 per share)	—	—	—	—	—	—	(255)	—	—	(255)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(14)	—	(156)	485	—	—	(329)	—
Exercise of stock options	—	—	33	—	—	—	(395)	—	1,002	607
Restricted stock grants	—	—	108	—	52	(3,133)	—	—	3,081	—
Stock-based compensation	—	—	—	—	—	2,815	—	—	—	2,815
Other, net	—	—	(28)	—	—	—	(3)	—	(580)	(583)
Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net (loss)/income from continuing operations	$(555,117)	$48,226
Net (loss)/income from discontinued operations	(14,134)	857
Net (loss)/income	$(569,251)	$49,083
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	64,678	7,468
Net amortization of securities	1,363	1,228
Change in unamortized net loan costs and premiums	19,486	5,693
Premises and equipment depreciation and amortization expense	5,908	4,952
Stock-based compensation expense	2,815	2,004
Accretion of purchase accounting entries, net	(5,555)	(4,642)
Amortization of other intangibles	3,138	2,675
Income from cash surrender value of bank-owned life insurance policies	(2,471)	(2,463)
Securities losses (gains), net	8,908	(2,568)
Net decrease in loans held-for-sale	(10,668)	(5,478)
Decrease in right-of-use lease assets	3,491	6,488
Decrease in lease liabilities	(3,486)	(6,638)
Loss on disposition of assets	—	1,615
Gain on sale of real estate	13	—
Amortization of interest in tax-advantaged projects	1,586	2,517
Goodwill impairment	553,762	—
Net change in other	(24,027)	(5,320)
Net cash provided by operating activities of continuing operations	63,824	55,757
Net cash provided (used) by operating activities of discontinued operations	113,332	(81,825)
Net cash provided (used) by operating activities	177,156	(26,068)
Cash flows from investing activities:
Net decrease in trading security	363	347
Purchases of marketable equity securities	(17,631)	(12,393)
Proceeds from sales of marketable equity securities	18,458	11,896
Purchases of securities available for sale	(315,949)	(15,180)
Proceeds from sales of securities available for sale	7,646	82,978
Proceeds from maturities, calls, and prepayments of securities available for sale	190,348	89,766
Purchases of securities held to maturity	(1,372)	(459)
Proceeds from maturities, calls, and prepayments of securities held to maturity	23,179	9,287
Net change in loans	85,908	219,395
Proceeds from surrender of bank-owned life insurance	553	—
Purchase of Federal Home Loan Bank stock	(6,741)	(52,212)
Proceeds from redemption of Federal Home Loan Bank stock	8,621	78,121
Net investment in limited partnership tax credits	(5,854)	(1,815)
Purchase of premises and equipment, net	(4,493)	(4,111)
Acquisitions, net of cash acquired	—	110,774
Proceeds from sale of other real estate	171	—
Net investing cash flows from discontinued operations	—	(2)
Net cash (used) provided by investing activities	(16,793)	516,392
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from financing activities:
Net increase in deposits	442,380	249,777
Proceeds from Federal Home Loan Bank advances and other borrowings	326,277	2,242,517
Repayments of Federal Home Loan Bank advances and other borrowings	(337,287)	(2,911,765)
Purchase of treasury stock	(473)	(3,326)
Exercise of stock options	607	14
Common and preferred stock cash dividends paid	(12,175)	(21,424)
Settlement of derivative contracts with financial institution counterparties	(115,369)	—
Net cash provided (used) by financing activities	303,960	(444,207)

Net change in cash and cash equivalents	464,323	46,117

Cash and cash equivalents at beginning of period	579,829	183,189

Cash and cash equivalents at end of period	$1,044,152	$229,306

Supplemental cash flow information:
Interest paid on deposits	$50,037	$54,291
Interest paid on borrowed funds	12,168	20,318
Income taxes paid, net	396	3,752

Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$1,595,054
Liabilities assumed	—	(1,530,010)

Other non-cash changes:
Other net comprehensive income	$21,246	$24,771
Change in shareholder dividend payable	12,230	—
Impact to retained earnings from adoption of ASC 326, net of tax	24,380	—
Reclass of seasoned loan portfolios to held-for-sale, net	15,549	—
Real estate owned acquired in settlement of loans	224	—
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

Recently Adopted Accounting Principles
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new accounting guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU No. 2017-04 did not impact the Company's Consolidated Financial Statements.

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

Under CECL the Company determines its allowance for credit losses on loans using pools of assets with similar risk characteristics. The Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. The Company’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Outside of the model, non-economic qualitative factors are applied to further refine the expected loss calculation for each portfolio. A seven quarter reasonable and supportable forecast period with a loss lag overlay is currently used for all loan portfolios. When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, non-accrual loans above a threshold deemed appropriate by management, TDRs, potential TDRs, and collateral dependent loans are individually assessed.

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

The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On the adoption date, the Company increased the allowance for credit losses for loans by $25.4 million and increased the allowance for credit losses for unfunded loan commitments by $8.0 million (in other liabilities). The increase related to the Company's acquired loan portfolio totaled $15.3 million. Under the previously applicable accounting guidance, any remaining unamortized loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans was reduced by the remaining loan discounts. The new ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The FASB provided transition relief, allowing entities to irrevocably elect, upon adoption of CECL, the fair value option (FVO) on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the FVO under ASC 825-10. It is applied through a cumulative-effect adjustment to retained earnings. The Company elected the FVO for the taxi medallion portfolio resulting in a $15.3 million reduction in loan valuation. As of January 1, 2020, the Company recorded a cumulative-effect adjustment of $24.4 million decrease retained earnings, net of deferred tax balances of $9.0 million.

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

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security ("CARES") Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings ("TDRs") under ASC 310-40 in certain situations. In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. The interagency statement was originally issued on March 22, 2020, but was revised to address the relationship between their original TDR guidance and the guidance in Section 4013 of the CARES Act. To qualify for TDR accounting and disclosure relief under the CARES Act, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of December 31, 2020, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19, including forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest. The interagency statement does not require the modification to be completed within a certain time period if it is related to COVID-19 and the loan was not more than 30 days past due as of the date of the Company’s implementation of its modification programs. Moreover, the interagency statement applies to short-term modifications including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19. The Company will apply Section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           DISCONTINUED OPERATIONS

During the first quarter of 2019, the Company reached the decision to pursue the sale of the national mortgage banking operations of First Choice Loan Services, Inc. (“FCLS”) – a subsidiary of the Bank. The decision was based on a number of strategic priorities and other factors, including the competitiveness of the mortgage industry. FCLS continued to operate and serve its customers as the Company initiated the process of identifying a buyer. As a result of these actions, the Company classified the operations of FCLS as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows present discontinued operations retrospectively for current and prior periods.

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. The Company will continue to wind-down the operations of FCLS through the third quarter of 2020 and intends to complete a second transaction to transfer licenses and other intellectual property by the end of the year. Operating results for the three and six months ended June 30, 2020, include expenses related to the wind-down of operations.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Assets
Loans held for sale, at fair value	$9,607	$132,655
Premises and equipment, net	—	1,073
Other real estate owned	477	—
Mortgage servicing rights, at fair value	4,828	12,299
Mortgage banking derivatives	—	2,329
Right-of-use asset	2,470	3,462
Other assets	4,310	2,314
Total assets	$21,692	$154,132
Liabilities
Customer payments in process	$19,912	$15,372
Lease liability	2,486	3,494
Other liabilities	2,892	7,615
Total liabilities	$25,290	$26,481

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents operating results of the discontinued operations of FCLS for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest income	$764	$1,818	$1,493	$2,862
Interest expense	105	1,062	387	1,646
Net interest income	659	756	1,106	1,216
Non-interest income	(5,247)	13,246	(3,889)	22,059
Total net revenue	(4,588)	14,002	(2,783)	23,275
Non-interest expense	4,047	11,920	16,481	22,047
(Loss)/income from discontinued operations before income taxes	(8,635)	2,082	(19,264)	1,228
Income tax (benefit)/expense	(2,299)	588	(5,130)	371
Net (loss)/income from discontinued operations	$(6,336)	$1,494	$(14,134)	$857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $9.0 million and $9.4 million, and a fair value of $9.5 million and $10.8 million, at June 30, 2020 and December 31, 2019, respectively. As discussed further in Note 9 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2020 or December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2020
Securities available for sale
Municipal bonds and obligations	$103,116	$7,061	$(46)	$110,131	$—
Agency collateralized mortgage obligations	767,534	20,901	(82)	788,353	—
Agency mortgage-backed securities	157,691	4,809	(16)	162,484	—
Agency commercial mortgage-backed securities	243,704	10,424	(9)	254,119	—
Corporate bonds	94,212	607	(1,808)	93,011	—
Other bonds and obligations	48,292	1,655	(9)	49,938	—
Total securities available for sale	1,414,549	45,457	(1,970)	1,458,036	—
Securities held to maturity
Municipal bonds and obligations	246,258	17,827	—	264,085	62
Agency collateralized mortgage obligations	68,582	6,519	—	75,101	—
Agency mortgage-backed securities	5,755	259	—	6,014	—
Agency commercial mortgage-backed securities	10,321	700	—	11,021	—
Tax advantaged economic development bonds	3,683	27	(43)	3,667	51
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	334,895	25,332	(43)	360,184	113
Marketable equity securities	34,233	2,397	(3,367)	33,263	—
Total	$1,783,677	$73,186	$(5,380)	$1,851,483	$113

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2019
Securities available for sale
Municipal bonds and obligations	$104,325	$5,813	$—	$110,138	$—
Agency collateralized mortgage obligations	742,550	6,431	(169)	748,812	—
Agency mortgage-backed securities	146,589	1,515	(360)	147,744	—
Agency commercial mortgage-backed securities	148,066	176	(1,146)	147,096	—
Corporate bonds	115,395	1,788	(607)	116,576	—
Other bonds and obligations	40,414	780	(5)	41,189	—
Total securities available for sale	1,297,339	16,503	(2,287)	1,311,555	—
Securities held to maturity
Municipal bonds and obligations	252,936	13,095	(5)	266,026	—
Agency collateralized mortgage obligations	69,667	2,870	(50)	72,487	—
Agency mortgage-backed securities	6,271	29	—	6,300	—
Agency commercial mortgage-backed securities	10,353	51	—	10,404	—
Tax advantaged economic development bonds	18,456	218	(910)	17,764	—
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	357,979	16,263	(965)	373,277	—
Marketable equity securities	37,138	5,147	(729)	41,556	—
Total	$1,692,456	$37,913	$(3,981)	$1,726,388	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2020	(83)	(58)	(141)
Provision for credit losses- reversal	21	7	28
Balance at June 30, 2020	(62)	(51)	(113)

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	—	—	—
Impact of ASC 326 adoption	(83)	(226)	(309)
Provision for credit losses- reversal	21	175	196
Balance at June 30, 2020	(62)	(51)	(113)

Credit Quality Information
The Company monitors the credit quality of held to maturity securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying municipality, agency, or organization.

As of June 30, 2020, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$36,392	$36,464	$2,382	$2,383
Over 1 year to 5 years	13,050	12,945	5,505	5,527
Over 5 years to 10 years	71,182	71,944	19,074	19,607
Over 10 years	124,996	131,727	223,276	240,531
Total bonds and obligations	245,620	253,080	250,237	268,048
Mortgage-backed securities	1,168,929	1,204,956	84,658	92,136
Total	$1,414,549	$1,458,036	$334,895	$360,184

During the three months ended June 30, 2020, purchases of AFS securities totaled $155.0 million and the proceeds from the sale of AFS securities totaled $4.1 million. During the six months ended June 30, 2020, purchases of AFS securities totaled $315.9 million and the proceeds from the sale of AFS securities totaled $7.6 million. During the three months ended June 30, 2019, there were no purchases of AFS securities and the proceeds from the sale of AFS securities totaled $80.3 million. During the six months ended June 30, 2019, purchases of AFS securities totaled $15.2 million and the proceeds from the sale of AFS securities totaled $83.0 million. During the three months ended June 30, 2020, gross gains on AFS securities totaled $1.0 thousand and there were no gross losses. During the six months ended June 30, 2020, gross gains on AFS securities totaled $1 thousand and gross losses totaled $1 thousand

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30,2019, gross gains on AFS securities totaled $5 thousand and gross losses totaled $7 thousand. During the six months ended June 30, 2019 gross gains totaled $11 thousand and gross losses totaled $7 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income.

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2020
Securities available for sale
Municipal bonds and obligations	$46	$3,427	$—	$—	$46	$3,427
Agency collateralized mortgage obligations	82	33,191	—	—	82	33,191
Agency mortgage-backed securities	12	3,832	4	315	16	4,147
Agency commercial mortgage-backed securities	9	10,164	—	—	9	10,164
Corporate bonds	1,297	35,682	511	25,029	1,808	60,711
Other bonds and obligations	8	1,071	1	26	9	1,097
Total securities available for sale	1,454	87,367	516	25,370	1,970	112,737

Securities held to maturity
Tax advantaged economic development bonds	43	1,429	—	—	43	1,429
Total securities held to maturity	43	1,429	—	—	43	1,429
Total	$1,497	$88,796	$516	$25,370	$2,013	$114,166

December 31, 2019
Securities available for sale
Agency collateralized mortgage obligations	127	52,623	42	6,267	169	58,890
Agency mortgage-backed securities	59	10,640	301	23,404	360	34,044
Agency commercial mortgage-backed securities	1,097	116,324	49	11,250	1,146	127,574
Corporate bonds	—	—	607	42,823	607	42,823
Other bonds and obligations	4	1,239	1	29	5	1,268
Total securities available for sale	1,287	180,826	1,000	83,773	2,287	264,599

Securities held to maturity
Municipal bonds and obligations	5	800	—	—	5	800
Agency collateralized mortgage obligations	50	9,778	—	—	50	9,778
Tax advantaged economic development bonds	—	—	910	6,925	910	6,925
Total securities held to maturity	55	10,578	910	6,925	965	17,503
Total	$1,342	$191,404	$1,910	$90,698	$3,252	$282,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2020:

AFS municipal bonds and obligations
At June 30, 2020, 2 of the 191 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.31% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2020, 10 of the 260 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2020, 10 of the 124 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2020, 11 of the 21 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 4.0% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At June 30, 2020, 3 of the 8 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2020, 1 of the 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 2.9% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

(In thousands)	December 31, 2019 Statement Balance	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Loans:
Construction	$448,452	$187	$448,639
Commercial multifamily	631,740	252	631,992
Commercial real estate owner occupied	673,308	3,185	676,493
Commercial real estate non-owner occupied	2,189,780	6,540	2,196,320
Commercial and industrial	1,522,059	(13,372)	1,508,687
Commercial and industrial - other	321,624	1,160	322,784
Residential real estate	2,853,385	1,868	2,855,253
Home equity	378,793	10	378,803
Consumer other	483,287	205	483,492
Total	$9,502,428	$35	$9,502,463

Allowance:
Construction	$2,713	$(342)	$2,371
Commercial multifamily	4,413	(1,842)	2,571
Commercial real estate owner occupied	4,880	6,062	10,942
Commercial real estate non-owner occupied	16,344	11,201	27,545
Commercial and industrial	17,243	(2,696)	14,547
Commercial and industrial - other	2,856	507	3,363
Residential real estate	9,970	6,799	16,769
Home equity	1,470	4,884	6,354
Consumer other	3,686	861	4,547
Total	$63,575	$25,434	$89,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2020	December 31, 2019
Construction	$528,920	$448,452
Commercial multifamily	569,972	631,740
Commercial real estate owner occupied	594,101	673,308
Commercial real estate non-owner occupied	2,239,718	2,189,780
Commercial and industrial	1,887,883	1,522,059
Commercial and industrial - other	323,210	321,624
Residential real estate	2,525,463	2,853,385
Home equity	363,002	378,793
Consumer other	338,002	483,287
Total loans	$9,370,271	$9,502,428

Allowance for credit losses	139,394	63,575
Net loans	$9,230,877	$9,438,853

During the three months ended June 30, 2020, the Company reclassified $43 million of aircraft loans from commercial and industrial to held-for-sale. These aircraft loans were sold in July 2020. The aircraft loans reclassified to held-for-sale are not contained in the balances in the table above and are accounted for at the lower of carrying value or fair market value.

As of June 30, 2020, loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $706.1 million. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. Theses loans are included in commercial and industrial.

Risk characteristics relevant to each portfolio segment are as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	the existence and growth of concentrations of credit;

•	the volume and severity of past due financial assets, including nonaccrual assets;

•	the institutions lending and credit review as well as the experience and ability of relevant management and staff and;

•	the effect of other external factors such as regulatory, competition, regional market conditions, legal and technological environment and other events such as natural disasters;

•	the effect of other economic factors such as economic stimulus and customer forbearance programs.
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2020
Construction	$4,573	$—	$4,573	$—	$—	$3,206	$7,779
Commercial multifamily	4,453	—	4,453	(50)	—	(104)	4,299
Commercial real estate owner occupied	11,607	—	11,607	(2,237)	610	1,572	11,552
Commercial real estate non-owner occupied	28,863	—	28,863	—	88	5,756	34,707
Commercial and industrial	19,837	—	19,837	(694)	2,195	(3,559)	17,779
Commercial and industrial - other	4,665	—	4,665	(2,676)	23	3,305	5,317
Residential real estate	26,057	—	26,057	(959)	125	13,781	39,004
Home equity	7,780	—	7,780	(157)	97	301	8,021
Consumer other	5,675	—	5,675	(501)	121	5,641	10,936
Total allowance for credit losses	$113,510	$—	$113,510	$(7,274)	$3,259	$29,899	$139,394

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$5,408	$7,779
Commercial multifamily	4,413	(1,842)	2,571	(50)	—	1,778	4,299
Commercial real estate owner occupied	4,880	6,062	10,942	(8,613)	868	8,355	11,552
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	135	7,162	34,707
Commercial and industrial	17,243	(2,696)	14,547	(5,121)	3,549	4,804	17,779
Commercial and industrial - other	2,856	507	3,363	(3,163)	71	5,046	5,317
Residential real estate	9,970	6,799	16,769	(1,131)	221	23,145	39,004
Home equity	1,470	4,884	6,354	(234)	99	1,802	8,021
Consumer other	3,686	861	4,547	(1,259)	274	7,374	10,936
Total allowance for credit losses	$63,575	$25,434	$89,009	$(19,706)	$5,217	$64,874	$139,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2020 was as follows:

(In thousands)	Total
Balance at March 31, 2020	$8,593
Expense for credit losses	—
Balance at June 30, 2020	$8,593

(In thousands)	Total
Balance at December 31, 2019	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Expense for credit losses	500
Balance at June 30, 2020	$8,593

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

The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2020
Construction
Risk rating
Pass	$13,680	$218,620	$215,545	$54,027	$17,670	$3,264	$364	$—	$523,170
Special Mention	—	—	—	4,000	—	—	—	—	4,000
Substandard	—	—	—	—	—	1,750	—	—	1,750
Total	$13,680	$218,620	$215,545	$58,027	$17,670	$5,014	$364	$—	$528,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial multifamily:
Risk rating
Pass	$30,821	$52,737	$76,420	$73,053	$100,603	$211,533	$900	$—	$546,067
Special Mention	—	—	—	13,631	—	—	—	—	13,631
Substandard	—	—	—	—	48	10,077	149	—	10,274
Total	$30,821	$52,737	$76,420	$86,684	$100,651	$221,610	$1,049	$—	$569,972

Commercial real estate owner occupied:
Risk rating
Pass	$16,292	$94,006	$118,934	$66,715	$38,125	$223,998	$3,497	$—	$561,567
Special Mention	—	1,877	562	2,607	446	1,468	—	—	6,960
Substandard	—	—	6,096	1,905	2,066	15,457	50	—	25,574
Total	$16,292	$95,883	$125,592	$71,227	$40,637	$240,923	$3,547	$—	$594,101

Commercial real estate non-owner occupied:
Risk rating
Pass	$141,559	$289,915	$421,223	$250,880	$324,461	$647,952	$16,511	$—	$2,092,501
Special Mention	—	295	488	13,602	3,005	29,584	1,014	—	47,988
Substandard	7,804	6,844	4,654	9,857	2,615	67,260	195	—	99,229
Total	$149,363	$297,054	$426,365	$274,339	$330,081	$744,796	$17,720	$—	$2,239,718

Commercial and industrial:
Risk rating
Pass	$736,003	$107,520	$190,676	$134,577	$52,889	$180,631	$399,336	$—	$1,801,632
Special Mention	—	246	13,380	793	—	—	38,838	—	53,257
Substandard	—	110	7,016	3,218	2,733	5,976	13,529	—	32,582
Doubtful	—	—	—	—	—	—	412	—	412
Total	$736,003	$107,876	$211,072	$138,588	$55,622	$186,607	$452,115	$—	$1,887,883

Commercial and industrial - other:
Risk rating
Pass	$29,092	$115,626	$89,331	$40,022	$10,917	$15,632	$5,413	$—	$306,033
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	33	2,812	3,518	1,205	3,653	2,941	3,015	—	17,177
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,125	$118,438	$92,849	$41,227	$14,570	$18,573	$8,428	$—	$323,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Risk rating
Pass	$75,117	$185,393	$438,022	$458,154	$432,644	$905,544	$10,369	$—	$2,505,243
Special Mention	—	—	2,067	379	91	1,219	44	—	3,800
Substandard	—	97	540	1,091	436	14,218	38	—	16,420
Total	$75,117	$185,490	$440,629	$459,624	$433,171	$920,981	$10,451	$—	$2,525,463

For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2020
Home equity:
Payment performance
Performing	$262	$—	$2,730	$—	$—	$38	$357,567	$—	$360,597
Nonperforming	—	—	3	—	—	—	2,402	—	2,405
Total	$262	$—	$2,733	$—	$—	$38	$359,969	$—	$363,002

Consumer other:
Payment performance
Performing	$5,740	$38,336	$128,546	$92,008	$51,790	$14,420	$2,593	$—	$333,433
Nonperforming	33	374	1,376	1,394	1,022	370	—	—	4,569
Total	$5,773	$38,710	$129,922	$93,402	$52,812	$14,790	$2,593	$—	$338,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans by past due status at June 30, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2020
Construction	$207	$—	$—	$207	$528,713	$528,920
Commercial multifamily	849	48	753	1,650	568,322	569,972
Commercial real estate owner occupied	3,116	4,580	7,113	14,809	579,292	594,101
Commercial real estate non-owner occupied	785	1,365	9,553	11,703	2,228,015	2,239,718
Commercial and industrial	6,534	2,918	11,526	20,978	1,866,905	1,887,883
Commercial and industrial - other	49	206	6,173	6,428	316,782	323,210
Residential real estate	5,012	2,929	15,303	23,244	2,502,219	2,525,463
Home equity	882	782	2,949	4,613	358,389	363,002
Consumer other	3,641	1,225	4,570	9,436	328,566	338,002
Total	$21,075	$14,053	$57,940	$93,068	$9,277,203	$9,370,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2020:

	January 1, 2020	March 31, 2020	June 30, 2020
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	811	803	753	595	—	—
Commercial real estate owner occupied	15,389	10,596	6,513	2,355	600	—
Commercial real estate non-owner occupied	1,031	1,555	2,372	1,539	7,181	—
Commercial and industrial	5,465	10,743	8,103	1,322	3,423	—
Commercial and industrial - other	5,753	7,617	6,173	4,705	—	—
Residential real estate	6,411	13,978	13,997	10,339	1,306	—
Home equity	1,798	2,324	2,405	1,050	544	—
Consumer other	2,982	3,500	4,568	—	2	—
Total	$39,640	$51,116	$44,884	$21,905	$13,056	$—

The commercial and industrial loans nonaccrual amortized cost includes medallion loans with a fair value of $3.1 million and a contractual balance of $70.9 million.

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2020
Construction	$—	$—	$—
Commercial multifamily	595	—	—
Commercial real estate owner occupied	7,433	—	—
Commercial real estate non-owner occupied	3,212	—	—
Commercial and industrial	—	59	246
Commercial and industrial - other	—	—	4,723
Residential real estate	10,324	—	—
Home equity	625	—	—
Consumer other	—	—	—
Total loans	$22,189	$59	$4,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructuring Loans
The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are evaluated individually for impairment and may result in a specific allowance amount allocated to an individual loan.

The following table presents activity in TDRs for the three and six months ended June 30, 2020:

(In thousands)	Balance at beginning of period	Principal payments	TDR Status change	Other reductions	Newly identified TDRs	Balance at end of period
Three months ended June 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	779	—	—	—	—	779
Commercial real estate owner occupied	7,638	(9)	—	(4,710)	—	2,919
Commercial real estate non-owner occupied	1,373	—	—	—	9,793	11,166
Commercial and industrial	1,096	(16)	—	—	—	1,080
Commercial and industrial - other	1,218	(18)	—	(2)	285	1,483
Residential real estate	2,023	(55)	—	—	—	1,968
Home equity	278	(3)	—	—	—	275
Consumer other	44	(1)	—	—	—	43
Total	$14,449	$(102)	$—	$(4,712)	$10,078	$19,713

(In thousands)	Balance at beginning of period	Principal payments	TDR Status change	Other reductions	Newly identified TDRs	Balance at end of period
Six months ended June 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(14)	—	—	—	779
Commercial real estate owner occupied	13,331	(5,702)	—	(4,710)	—	2,919
Commercial real estate non-owner occupied	1,373	—	—	—	9,793	11,166
Commercial and industrial	1,109	(29)	—	—	—	1,080
Commercial and industrial - other	340	(42)	—	(2)	1,187	1,483
Residential real estate	2,045	(77)	—	—	—	1,968
Home equity	277	(2)	—	—	—	275
Consumer other	48	(5)	—	—	—	43
Total	$19,316	$(5,871)	$—	$(4,712)	$10,980	$19,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs that occurred during the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	Total
Three months ended June 30, 2020
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$10,078
Post-modification outstanding recorded investment	$10,078

Three months ended June 30, 2019
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$282
Post-modification outstanding recorded investment	$279

(dollars in thousands)	Total
Six months ended June 30, 2020
TDR:
Number of loans	5
Pre-modification outstanding recorded investment	$10,980
Post-modification outstanding recorded investment	$10,980

Six months ended June 30, 2019
TDR:
Number of loans	5
Pre-modification outstanding recorded investment	$620
Post-modification outstanding recorded investment	$617

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2020 and 2019.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of June 30, 2020, the Company had modified 5,753 loans with a carrying value of $1.5 billion. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. Refer to Note 1 - Basis of Presentation for additional information regarding the Company's accounting policy regarding these modifications.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	June 30, 2019
Balance at beginning of period	$2,139
Acquisitions	4,200
Accretion	(2,278)
Net reclassification from nonaccretable difference	1,464
Payments received, net	(105)
Balance at end of period	$5,420

The following is a summary of past due loans at December 31, 2019:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$382,014	$382,014	$—
Commercial real estate	423	89	15,623	16,135	2,398,807	2,414,942	—
Total	423	89	15,623	16,135	2,780,821	2,796,956	—
Commercial and industrial loans
Total	2,841	2,033	10,662	15,536	1,427,081	1,442,617	122
Residential mortgages:
1-4 family	1,669	714	3,350	5,733	2,138,084	2,143,817	800
Construction	—	—	—	—	4,641	4,641	—
Total	1,669	714	3,350	5,733	2,142,725	2,148,458	800
Consumer loans:
Home equity	149	—	1,147	1,296	272,571	273,867	52
Auto and other	4,709	990	2,729	8,428	496,171	504,599	1
Total	4,858	990	3,876	9,724	768,742	778,466	53
Total	$9,791	$3,826	$33,511	$47,128	$7,119,369	$7,166,497	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,396	$47,792	$—
Commercial real estate	3,907	245	10,247	14,399	21,639	1,189,521	5,751
Total	3,907	245	10,247	14,399	23,035	1,237,313	5,751
Commercial and industrial loans
Total	888	299	1,275	2,462	26,718	397,891	442
Residential mortgages:
1-4 family	745	491	932	2,168	10,840	533,536	139
Construction	—	—	—	—	—	3,478	—
Total	745	491	932	2,168	10,840	537,014	139
Consumer loans:
Home equity	346	222	789	1,357	540	106,724	72
Auto and other	120	22	265	407	286	56,989	—
Total	466	244	1,054	1,764	826	163,713	72
Total	$6,006	$1,279	$13,508	$20,793	$61,419	$2,335,931	$6,404

The following is summary information pertaining to non-accrual loans at December 31, 2019:

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—
Other commercial real estate	15,623	4,496	20,119
Total	15,623	4,496	20,119
Commercial and industrial loans:
Total	10,540	833	11,373

Residential mortgages:
1-4 family	2,550	793	3,343
Construction	—	—	—
Total	2,550	793	3,343
Consumer loans:
Home equity	1,095	717	1,812
Auto and other	2,728	265	2,993
Total	3,823	982	4,805
Total non-accrual loans	$32,536	$7,104	$39,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans evaluated for impairment as of December 31, 2019 were as follows:
Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$19,192	$9,167	$3,019	$630	$32,008
Collectively evaluated	2,777,764	1,433,450	2,145,439	777,836	7,134,489
Total	$2,796,956	$1,442,617	$2,148,458	$778,466	$7,166,497

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,241	$464	$372	$575	$5,652
Purchased credit-impaired loans	23,035	26,718	10,840	826	61,419
Collectively evaluated	1,210,037	370,709	525,802	162,312	2,268,860
Total	$1,237,313	$397,891	$537,014	$163,713	$2,335,931

The following is a summary of impaired loans at December 31, 2019:
Business Activities Loans

	December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$18,676	$37,493	$—
Commercial and industrial loans	4,805	10,104	—
Residential mortgages - 1-4 family	433	699	—
Consumer - home equity	32	238	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$550	$1,411	$20
Commercial and industrial loans	4,166	12,136	122
Residential mortgages - 1-4 family	2,615	2,924	109
Consumer - home equity	594	614	42
Consumer - other	8	8	1

Total
Commercial real estate	$19,226	$38,904	$20
Commercial and industrial loans	8,971	22,240	122
Residential mortgages	3,048	3,623	109
Consumer	634	860	43
Total impaired loans	$31,879	$65,627	$294
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

The modifications for the three and six months ended June 30, 2019 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the three months ending June 30, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	$—	$—
Commercial and industrial loans	2	282	279
	2	$282	$279

	Modifications by Class For the six months ending June 30, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial loans	3	475	472
	5	$620	$617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no TDRs that defaulted within twelve months of modifications during the three and six months ended June 30, 2019.

The following table presents the Company’s TDR activity for the three and six months ended June 30, 2019:

(In thousands)	Three Months Ended June 30, 2019
Balance at beginning of year	$25,185
Principal payments	(375)
TDR status change (1)	—
Other reductions (2)	—
Newly identified TDRs	279
Balance at end of year	$25,089

(In thousands)	Six Months Ended June 30, 2019
Balance at beginning of year	$27,415
Principal payments	(1,788)
TDR status change (1)	—
Other reductions (2)	(1,155)
Newly identified TDRs	617
Balance at end of year	$25,089
_____________________
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses
Prior to the adoption of ASC 326 on January 1, 2020, Berkshire calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Activity in the allowance for loan losses for the three and six months ended June 30, 2019 was as follows:

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

	December 31, 2019
(In thousands)	Construction	Real Estate	Total Commercial Real Estate
Grade:
Pass	$382,014	$2,354,375	$2,736,389
Special mention	—	12,167	12,167
Substandard	—	48,400	48,400
Total	$382,014	$2,414,942	$2,796,956
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

December 31, 2019
(In thousands)	Total Commercial and Industrial Loans
Grade:
Pass	$1,366,342
Special mention	50,072
Substandard	24,112
Doubtful	2,091
Total	$1,442,617
Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	December 31, 2019
(In thousands)	1-4 Family	Construction	Total Residential Mortgages
Grade:
Pass	$2,139,753	$4,641	$2,144,394
Special mention	714	—	714
Substandard	3,350	—	3,350
Total	$2,143,817	$4,641	$2,148,458
Consumer Loans
Credit Risk Profile Based on Payment Activity

	December 31, 2019
(In thousands)	Home Equity	Auto and Other	Total Consumer Loans
Performing	$272,772	$501,871	$774,643
Nonperforming	1,095	2,728	3,823
Total	$273,867	$504,599	$778,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Commercial Real Estate
Credit Risk Profile by Creditworthiness Category

	December 31, 2019
(In thousands)	Construction	Real Estate	Total Commercial Real Estate
Grade:
Pass	$46,396	$1,130,333	$1,176,729
Special mention	—	5,993	5,993
Substandard	1,396	53,195	54,591
Total	$47,792	$1,189,521	$1,237,313
Commercial and Industrial Loans
Credit Risk Profile by Creditworthiness Category

December 31, 2019
(In thousands)	Total Commercial and Industrial Loans
Grade:
Pass	$373,744
Special mention	4,404
Substandard	19,743
Total	$397,891

Residential Mortgages
Credit Risk Profile by Internally Assigned Grade

	December 31, 2019
(In thousands)	1-4 Family	Construction	Total Residential Mortgages
Grade:
Pass	$528,282	$3,478	$531,760
Special mention	592	—	592
Substandard	4,662	—	4,662
Total	$533,536	$3,478	$537,014

Consumer Loans
Credit Risk Profile Based on Payment Activity

	December 31, 2019
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

NOTE 6. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assessed annually for impairment and more frequently if events or changes in circumstances indicate that there may be an impairment. The Company tests goodwill impairment annually as of June 30 using second quarter data.

The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit was determined using the guideline public company method. As a result of the assessment, the Company recognized a goodwill impairment charge of $553.8 million for both the three and six months ended June 30, 2020. No goodwill impairment charge was recognized for the three and six months ended June 30, 2019.

The primary causes of the goodwill impairment were economic and industry conditions resulting from the COVID-19 pandemic that caused volatility and reductions in the market capitalization of the Company and its peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Time less than $100,000	$834,682	$905,190
Time $100,000 through $250,000	1,828,927	2,027,717
Time more than $250,000	627,112	656,462
Total time deposits	$3,290,721	$3,589,369

Included in total deposits are brokered deposits of $1.1 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. Included in total deposits are reciprocal deposits of $109.6 million and $91.7 million at June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.               BORROWED FUNDS

Borrowed funds at June 30, 2020 and December 31, 2019 are summarized, as follows:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$159,799	1.13%	$125,000	2.06%
Total short-term borrowings:	159,799	1.13	125,000	2.06
Long-term borrowings:
Advances from the FHLB and other borrowings	559,215	1.91	605,501	2.16
Paycheck Protection Program Liquidity Facility ("PPPLF")	624	0.35	—	—
Subordinated borrowings	74,321	7.00	74,232	7.00
Junior subordinated borrowing - Trust I	15,464	2.21	15,464	3.76
Junior subordinated borrowing - Trust II	7,380	2.01	7,353	3.59
Total long-term borrowings:	657,004	2.49	702,550	2.72
Total	$816,803	2.22%	$827,550	2.62%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2020 and December 31, 2019. The Bank's available borrowing capacity with the FHLB was $1.8 billion and $1.6 billion for the periods ended June 30, 2020 and December 31, 2019, respectively.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended June 30, 2020 and December 31, 2019. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of June 30, 2020, the Bank had pledged PPP loans of $624 thousand, which is equal to the amount borrowed. The Bank's available borrowing capacity with the Federal Reserve Bank was $972.3 million and $201.3 million for the periods ended June 30, 2020 and December 31, 2019, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at June 30, 2020 included callable advances totaling $10.0 million and amortizing advances totaling $5.7 million. The advances outstanding at December 31, 2019 included callable advances totaling $10.0 million and amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of maturities of FHLB advances as of June 30, 2020 is as follows:

	June 30, 2020
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2020	$243,644	1.56%
2021	395,476	1.80
2022	58,921	1.92
2023	11,423	2.20
2023 and beyond	9,550	1.61
Total FHLB advances	$719,014	1.73%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2020 and December 31, 2019.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $276 thousand and $338 thousand for unamortized debt issuance costs as of June 30, 2020 and December 31 2019, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.21% and 3.76% at June 30, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 2.01% and 3.59% at June 30, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2020, the Company held derivatives with a total notional amount of $3.9 billion. The Company had economic hedges totaling $3.8 billion and $68.7 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.5 billion, risk participation agreements with dealer banks of $0.3 billion, and $31.1 million in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2020.

The Company pledged collateral to derivative counterparties in the form of cash totaling $77.9 million and securities with an amortized cost of $34.6 million and a fair value of $35.0 million as of June 30, 2020. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,027	9.4	0.54%	5.09%	$(2,039)
Interest rate swaps on loans with commercial loan customers	1,723,147	6.2	4.28%	1.93%	187,544
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,723,147	6.2	1.93%	4.28%	(76,335)
Risk participation agreements with dealer banks	342,140	6.8			685
Forward sale commitments (2)	31,123	0.2			447
Total economic hedges	3,828,584				110,302

Non-hedging derivatives:
Commitments to lend (2)	68,726	0.2			1,149
Total non-hedging derivatives	68,726				1,149

Total	$3,897,310				$111,451
(1) Fair value estimates include the impact of $115 million settled to market contract agreements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic hedges
As of June 30, 2020, the Company has an interest rate swap with a $9.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.4 million as of June 30, 2020. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$13	$(222)	$(550)	$(343)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	9,733	42,967	114,653	64,956
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	103	(1,146)	(2,435)	(1,283)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(9,733)	(42,967)	(114,653)	(64,956)

Risk participation agreements:
Unrealized gain/(loss) recognized in other non-interest income	99	(19)	365	106

Forward commitments:
Unrealized gain/(loss) recognized in discontinued operations	4,937	108	674	(410)
Realized (loss) in discontinued operations	(6,408)	(4,083)	(8,330)	(5,798)

Non-hedging derivatives
Commitments to lend
Unrealized (loss)/gain recognized in discontinued operations	$(3,687)	$2,687	$(1,479)	$5,078
Realized gain in discontinued operations	3,669	16,281	12,970	25,713

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

The Company had net asset positions with its financial institution counterparties totaling $1.2 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company had net asset positions with its commercial banking counterparties totaling $187.5 million and $76.4 million as of June 30, 2020 and December 31, 2019, respectively. The Company had net liability positions with its financial institution counterparties totaling $78.9 million and $78.8 million as of June 30, 2020 and December 31, 2019, respectively. The Company had no net liability positions with its commercial banking counterparties as of June 30, 2020. The Company had net liability positions with its commercial banking counterparties totaling $1.1 million as of December 31, 2019. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2020 and December 31, 2019:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,305	$(99)	$1,206	$—	$—	$1,206
Commercial counterparties	187,544	—	187,544	—	—	187,544
Total	$188,849	$(99)	$188,750	$—	$—	$188,750

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(78,895)	$—	$(78,895)	$34,969	$77,911	$33,985
Commercial counterparties	—	—	—	—	—	—
Total	$(78,895)	$—	$(78,895)	$34,969	$77,911	$33,985

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$640	$(54)	$586	$—	$—	$586
Commercial counterparties	76,428	(22)	76,406	—	—	76,406
Total	$77,068	$(76)	$76,992	$—	$—	$76,992

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(80,024)	$1,219	$(78,805)	$25,828	$96,310	$43,333
Commercial counterparties	(1,080)	—	(1,080)	—	—	(1,080)
Total	$(81,104)	$1,219	$(79,885)	$25,828	$96,310	$42,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2020 lease expiration dates ranged from 1 month to 20 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$74,315	$76,332
Finance lease right-of-use assets	Premises and equipment, net	7,458	7,720
Total Lease Right-of-Use Assets		$81,773	$84,052

Lease Liabilities
Operating lease liabilities (2)	Other liabilities	$78,637	$80,734
Finance lease liabilities	Other liabilities	10,635	10,883
Total Lease Liabilities		$89,272	$91,617
(1) Includes operating lease right-of-use assets classified as discontinued operations of $2.5 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Includes operating lease liabilities classified as discontinued operations of $2.5 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively.

Supplemental information related to leases was as follows:

	June 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating leases	10.0	10.3
Finance leases	14.3	14.8

Weighted-Average Discount Rate
Operating leases	3.09%	3.36%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2020 was $3.3 million, of which $0.3 million was related to FCLS and is reported as discontinued operations. Lease expense for operating leases for the six months ended June 30, 2020 was $6.8 million, of which $0.7 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2019 was $3.6 million, of which $0.8 million was related to FCLS and is reported as discontinued operations. Lease expense for operating leases for the six months ended June 30, 2019 was $7.0 million, of which $1.5 million was related to FCLS and is reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2020	June 30, 20219
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,423	$3,657
Operating cash flows from finance leases	133	159
Financing cash flows from finance leases	125	98
(1) Includes operating cash flows from operating leases related to discontinued operations of $0.3 million and $0.8 million at June 30, 2020 and June 30, 2019 respectively.

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 20219
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$7,050	$7,155
Operating cash flows from finance leases	267	318
Financing cash flows from finance leases	249	196
(1) Includes operating cash flows from operating leases related to discontinued operations of $0.7 million and $1.5 million at June 30, 2020 and June 30, 2019 respectively.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2020:

(In thousands)	Operating Leases	Finance Leases
2020	$6,829	$508
2021	12,874	1,031
2022	11,732	1,031
2023	9,674	1,037
2024	8,237	1,037
Thereafter	42,337	10,260
Total undiscounted lease payments (1)	91,683	14,904
Less amounts representing interest (1)	(13,046)	(4,269)
Lease liability (1)	$78,637	$10,635

(1) Includes $2.5 million of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

During the three and six months ended June 30, 2020, the Company’s results of operations were negatively impacted by full impairment of the Company's goodwill, an increase in its provision for credit losses and related allowance for credit losses, a decline in the fair value of its equity portfolio, and a decline in valuation of assets accounted for pursuant to the fair value option. At this time, it is difficult to quantify the impact COVID-19 will have on the Company during the remainder of 2020. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, results of operations and prospects. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of June 30, 2020, the Company had modified 5,753 loans with a carrying value of $1.5 billion. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. Refer to Note 1 - Basis of Presentation for additional information regarding the Company's accounting policy regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2020	Regulatory Minimum to be Well Capitalized	December 31, 2019	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	14.9%	N/A	13.7%	N/A
Common equity tier 1 capital to risk weighted assets	12.7	N/A	12.1	N/A
Tier 1 capital to risk weighted assets	12.9	N/A	12.3	N/A
Tier 1 capital to average assets	8.6	N/A	9.3	N/A

Bank
Total capital to risk weighted assets	13.7%	10.0%	12.8%	10.0%
Common equity tier 1 capital to risk weighted assets	12.5	6.5	12.2	6.5
Tier 1 capital to risk weighted assets	12.5	8.0	12.2	8.0
Tier 1 capital to average assets	8.3	5.0	9.1	5.0

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

At June 30, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2020 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$47,877	$19,263
Net unrealized holding (loss) on pension plans	(3,023)	(3,023)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(12,427)	(5,059)
Net unrealized tax benefit on pension plans	812	812
Accumulated other comprehensive income	$33,239	$11,993

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$3,000	$(777)	$2,223
Less: reclassification adjustment for gains realized in net income	1	—	1
Net unrealized holding gain on AFS securities	2,999	(777)	2,222
Other comprehensive income	$2,999	$(777)	$2,222

Three Months Ended June 30, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$19,106	$(4,900)	$14,206
Less: reclassification adjustment for (losses) realized in net income	(2)	1	(1)
Net unrealized holding gain on AFS securities	19,108	(4,901)	14,207
Other comprehensive income	$19,108	$(4,901)	$14,207

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2020
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$28,613	$(7,368)	$21,245
Less: reclassification adjustment for (losses) realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	28,614	(7,368)	21,246
Other comprehensive income	$28,614	$(7,368)	$21,246

Six Months Ended June 30, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$33,327	$(8,553)	$24,774
Less: reclassification adjustment for gains realized in net income	4	(1)	3
Net unrealized holding gain on AFS securities	33,323	(8,552)	24,771
Other comprehensive income	$33,323	$(8,552)	$24,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income, for the three and six ended June 30, 2020 and 2019:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2020
Balance at Beginning of Period	$33,228	$(2,211)	$31,017
Other comprehensive income before reclassifications	2,223	—	2,223
Less: amounts reclassified from accumulated other comprehensive income	1	—	1
Total other comprehensive income	2,222	—	2,222
Balance at End of Period	$35,450	$(2,211)	$33,239

Three Months Ended June 30, 2019
Balance at Beginning of Period	$(889)	$(2,017)	$(2,906)
Other comprehensive income before reclassifications	14,206	—	14,206
Less: amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Total other comprehensive income	14,207	—	14,207
Balance at End of Period	$13,318	$(2,017)	$11,301

Six Months Ended June 30, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	21,245	—	21,245
Less: amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Total other comprehensive income	21,246	—	21,246
Balance at End of Period	$35,450	$(2,211)	$33,239

Six Months Ended June 30, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income before reclassifications	24,774	—	24,774
Less: amounts reclassified from accumulated other comprehensive income	3	—	3
Total other comprehensive income	24,771	—	24,771
Balance at End of Period	$13,318	$(2,017)	$11,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six ended June 30, 2020 and 2019:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2020	2019	is Presented
Realized gains on AFS securities:
	$1	$(2)	Non-interest income
	—	1	Tax expense
	1	(1)	Net of tax

Total reclassifications for the period	$1	$(1)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2020	2019	is Presented
Realized gains on AFS securities:
	$(1)	$4	Non-interest income
	—	(1)	Tax expense
	(1)	3	Net of tax

Total reclassifications for the period	$(1)	$3	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. (LOSS)/EARNINGS PER SHARE

(Loss)/earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
(Loss)/income from continuing operations	$(543,045)	$23,954	$(555,117)	$48,226
(Loss)/income from discontinued operations	(6,336)	1,494	(14,134)	857
Net (loss)/income	$(549,381)	$25,448	$(569,251)	$49,083

Average number of common shares issued	51,903	49,026	51,903	47,627
Less: average number of treasury shares	1,718	754	1,731	736
Less: average number of unvested stock award shares	461	354	472	384
Plus: average participating preferred shares	522	1,043	528	1,043
Average number of basic shares outstanding	50,246	48,961	50,228	47,550
Plus: dilutive effect of unvested stock award shares	—	107	—	120
Plus: dilutive effect of stock options outstanding	—	46	—	30
Average number of diluted shares outstanding	50,246	49,114	50,228	47,700

Basic (loss)/earnings per common share:
Continuing operations	$(10.80)	$0.49	$(11.05)	$1.01
Discontinued operations	(0.13)	0.03	(0.28)	0.02
Total	$(10.93)	$0.52	$(11.33)	$1.03

Diluted (loss)/earnings per common share:
Continuing operations	$(10.80)	$0.49	$(11.05)	$1.01
Discontinued operations	(0.13)	0.03	(0.28)	0.02
Total	$(10.93)	$0.52	$(11.33)	$1.03

Due to the net loss, all unvested restricted stock and options were considered anti-dilutive for the three and six months ended June 30, 2020. For the three months ended June 30, 2019, 247 thousand shares of restricted stock and 46 thousand options were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2019, 269 thousand shares of restricted stock and 46 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2020 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2019	450	$32.47	153	$22.00
Granted	108	29.09	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(33)	18.38
Stock awards vested	(97)	34.90	—	—
Forfeited	(14)	33.56	—	—
Expired	—	—	—	—
June 30, 2020	447	$31.17	120	$22.56
Exercisable options at June 30, 2020			120	$22.56

During the three and six months ended June 30, 2020, proceeds from stock option exercises totaled $87 thousand and $607 thousand, respectively. During the three and six months ended June 30, 2019, proceeds from stock option exercises totaled $15 thousand. During the three and six months ended June 30, 2020, there were 44 thousand and 97 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2019, there were 62 thousand and 127 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.4 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense totaled $2.8 million and $2.0 million during the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,519	$9,519
Securities available for sale:
Municipal bonds and obligations	—	110,131	—	110,131
Agency collateralized mortgage obligations	—	788,353	—	788,353
Agency residential mortgage-backed securities	—	162,484	—	162,484
Agency commercial mortgage-backed securities	—	254,119	—	254,119
Corporate bonds	—	67,411	25,600	93,011
Other bonds and obligations	—	49,938	—	49,938
Marketable equity securities	32,591	672	—	33,263
Loans held for investment at fair value	—	—	3,140	3,140
Loans held for sale (1)	—	28,999	—	28,999
Derivative assets (1)	—	187,544	1,596	189,140
Capitalized servicing rights (1)	—	—	4,828	4,828
Derivative liabilities (1)	—	77,689	—	77,689
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$10,769	$10,769
Securities available for sale:
Municipal bonds and obligations	—	110,138	—	110,138
Agency collateralized mortgage obligations	—	748,812	—	748,812
Agency residential mortgage-backed securities	—	147,744	—	147,744
Agency commercial mortgage-backed securities	—	147,096	—	147,096
Corporate bonds	—	73,610	42,966	116,576
Other bonds and obligations	—	41,189	—	41,189
Marketable equity securities	40,499	1,057	—	41,556
Loans held for investment at fair value	—	—	—	—
Loans held for sale (1)	—	140,280	—	140,280
Derivative assets (1)	—	77,562	2,628	80,190
Capitalized servicing rights (1)	—	—	12,229	12,229
Derivative liabilities (1)	227	80,454	—	80,681

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the three or six months ended June 30, 2020.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2020.

			Aggregate Fair Value
June 30, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$3,140	$70,873	$(67,733)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$19,392	$18,961	$431
Loans held for sale - discontinued operations	9,607	10,567	(960)
Total loans held for sale	$28,999	$29,528	$(529)

			Aggregate Fair Value
December 31, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$7,625	$7,485	$140
Loans held for sale - discontinued operations	132,655	129,622	3,033
Total loans held for sale	$140,280	$137,107	$3,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value of loans held for sale for the three months ended June 30, 2020, were gains of $341 thousand from continuing operations and losses of $4.5 million from discontinued operations. The changes in fair value of loans held for sale for the six months ended June 30, 2020 were gains of $291 thousand from continuing operations and losses of $4.0 million from discontinued operations. During the three months ended June 30, 2020, originations of loans held for sale from continuing operations totaled $62.3 million and sales of loans originated for sale from continuing operations totaled $47.5 million. During the three months ended June 30, 2019, originations of loans held for sale from continuing operations totaled $17.4 million and sales of loans originated for sale from continuing operations totaled $14.5 million. During the six months ended June 30, 2020, originations of loans held for sale from continuing operations totaled $78.9 million and sales of loans originated for sale from continuing operations totaled $68.6 million. During the six months ended June 30, 2019, originations of loans held for sale from continuing operations totaled $28.9 million and sales of loans originated for sale from continuing operations totaled $23.5 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended June 30, 2020
March 31, 2020	$9,829	$34,504	$4,895	$4,836	$—	$8,518
Adoption of ASC 326	—	—	—	—		—
Maturity of AFS security	—	(8,000)	—	—		—
Unrealized (loss)/gain, net recognized in other non-interest income	(128)	—	(1,496)	—	447	—
Unrealized (loss) included in accumulated other comprehensive income	—	(904)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	2,714	—	(3,690)
Paydown of asset	(182)	—	(259)	—	—	—
Transfers to held for sale loans	—	—	—	(6,401)	—	—
Additions to servicing rights	—	—	—	—	—	—
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828
Six Months Ended June 30, 2020
December 31, 2019	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326			7,660
Maturity of AFS security		(17,000)
Unrealized (loss)/gain, net recognized in other non-interest income	(887)		(3,712)	—	447	—
Unrealized (loss) included in accumulated other comprehensive income		(366)			—
Unrealized gain/(loss), net recognized in discontinued operations	—			13,753	—	(7,471)
Transfers to Level 2	—	—		—	—
Paydown of asset	(363)		(808)	—	—	—
Transfers to held for sale loans	—	—		(15,232)	—	—
Additions to servicing rights	—	—		—	—	—
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828

Unrealized gains relating to instruments still held at June 30, 2020	$491	$(850)	$—	$1,149	$447	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans		Capitalized
	Trading	Available	Held for	Commitments	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Rights (1)
Three Months Ended June 30, 2019
March 31, 2019	$11,164	$—	$—	$6,318	$11,351
Unrealized gain, net recognized in other non-interest income	219	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	17,117	(1,972)
Paydown of trading security	(173)	—	—	—	—
Transfers to held for sale loans	—	—	—	(14,430)	—
Additions to servicing rights	—	—	—	—	1,827
June 30, 2019	$11,210	$—	$—	$9,005	$11,206

Six Months Ended June 30, 2019
December 31, 2018	$11,212	$—	$—	$3,927	$11,485
Unrealized gain, net recognized in other non-interest income	345	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	28,338	(3,114)
Paydown of trading security	(347)	—	—	—	—
Transfers to held for sale loans	—	—	—	(23,260)	—
Additions to servicing rights	—	$—	—	—	2,835
September 30, 2018	$11,210	$—	$—	$9,005	$11,206

Unrealized gains relating to instruments still held at June 30, 2019	$1,466	$—	$—	$9,005	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,519	Discounted Cash Flow	Discount Rate	4.47%
AFS Securities	25,600	Indication from Market Maker	Price	96.00 - 97.00%
Loan held for investment	3,140	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.8-$30.1
Commitments to lend (1)	1,149	Historical Trend	Closing Ratio	74.96%
		Pricing Model	Origination Costs, per loan	$2,606
Forward commitments (1)	447	Historical Trend	Closing Ratio	74.96%
		Pricing Model	Origination Costs, per loan	$2,606
Capitalized servicing rights (1)	4,828	Discounted cash flow	Constant Prepayment Rate (CPR)	22.60%
			Discount Rate	10.00%
Total	$44,683
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$10,769	Discounted Cash Flow	Discount Rate	2.21%
AFS Securities	42,966	Indication from Market Maker	Price	97.00 - 100.00
Commitments to lend (1)	2,628	Historical Trend	Closing Ratio	77.81%
		Pricing Model	Origination Costs, per loan	$3,137
Capitalized servicing rights (1)	12,299	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.50%
			Discount Rate	10.00%
Total	$68,662

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

	June 30, 2020	December 31, 2019	Fair Value Measurement Date as of June 30, 2020
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$32,276	$8,831	June 2020
Capitalized servicing rights	13,330	14,152	June 2020
Other real estate owned (1)	517	—	June 2020
Total	$46,123	$22,983

(1)	Includes discontinued operations.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated loans	$32,276	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	100% to 224.46% (44.01%)
			Appraised Value	$0 to $9,681 ($7,635)
Capitalized servicing rights	13,330	Discounted Cash Flow	Constant Prepayment Rate (CPR)	14.11% to 20.62% (16.74%)
			Discount Rate	10.00% to 12.39% (11.35%)
Other Real Estate Owned (2)	517	Fair Value of Collateral	Appraised Value	$611
Total	$46,123

(1)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

(2)	Includes discontinued operations.

	Fair Value
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Impaired Loans	$8,831	Fair Value of Collateral	Discounted Cash Flow - loss severity	15.72% to 0.12% (4.50%)
			Appraised Value	$8.2 to $1,548 ($736.1)
Capitalized servicing rights	14,152	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.44% to 14.12% (12.25%)
			Discount Rate	10.00% to 13.50% (11.78%)
Other Real Estate Owned	—	Fair Value of Collateral	Appraised Value	—
Total	$22,983

(1)
Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2020 and December 31, 2019.

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

	June 30, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,044,152	$1,044,152	$1,044,152	$—	$—
Trading security	9,519	9,519	—	—	9,519
Marketable equity securities	33,263	33,263	32,592	671	—
Securities available for sale	1,458,036	1,458,036	—	1,432,436	25,600
Securities held to maturity	334,895	360,184	—	356,517	3,667
FHLB bank stock and restricted securities	46,139	N/A	N/A	N/A	N/A
Net loans	9,230,877	9,569,529	—	—	9,569,529
Loans held for sale (1)	72,488	73,032	—	28,999	44,033
Accrued interest receivable	44,176	44,176	—	44,176	—
Derivative assets (1)	189,140	189,140	—	187,544	1,596
Financial Liabilities
Total deposits	$10,775,908	$10,806,334	$—	$10,806,334	$—
Short-term debt	159,799	160,231	—	160,231	—
Long-term Federal Home Loan Bank advances and other	559,839	567,005	—	567,005	—
Subordinated borrowings	97,165	93,594	—	93,594	—
Derivative liabilities (1)	77,689	77,689	—	77,689	—
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$579,829	$579,829	$579,829	$—	$—
Trading security	10,769	10,769	—	—	10,769
Marketable equity securities	41,556	41,555	40,499	1,056	—
Securities available for sale and other	1,311,555	1,311,555	—	1,267,573	43,982
Securities held to maturity	357,979	373,277	—	355,513	17,764
FHLB bank stock and restricted securities	48,019	N/A	N/A	N/A	N/A
Net loans	9,438,853	9,653,550	—	—	9,653,550
Loans held for sale (1)	169,319	169,319	—	140,280	29,039
Accrued interest receivable	36,462	36,462	—	36,462	—
Derivative assets (1)	80,190	80,190	—	77,562	2,628
Financial Liabilities
Total deposits	$10,335,977	$10,338,993	$—	$10,338,993	$—
Short-term debt	125,000	125,081	—	125,081	—
Long-term Federal Home Loan Bank advances	605,501	606,381	—	606,381	—
Subordinated borrowings	97,049	101,055	—	101,055	—
Derivative liabilities (1)	80,681	80,681	227	80,454	—

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net interest income from continuing operations	$77,590	$91,595	$164,018	$177,054
Provision for credit losses	29,871	3,467	64,678	7,468
Net interest income from continuing operations after provision for credit losses	$47,719	$88,128	$99,340	$169,586

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

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PER SHARE DATA (1)
Net (loss)/earnings per common share, diluted	$(10.93)	$0.52	$(11.33)	$1.03
Adjusted (loss)/earnings per common share, diluted (1)	(0.13)	0.65	(0.20)	1.25
Total book value per common share	22.79	34.07	22.79	34.07
Tangible book value per common share (2)	21.94	22.25	21.94	22.25
Dividend per common share	0.24	0.23	0.48	0.46
Dividend per preferred share	0.48	0.46	0.96	0.92
Common stock price:
High	18.79	31.60	33.04	31.81
Low	9.15	27.35	9.15	26.02
Close	11.02	31.39	11.02	31.39
PERFORMANCE RATIOS (3)
Return on assets	(16.38)%	0.79%	(8.67)%	0.78%
Adjusted return on assets (1)	(0.19)	1.01	(0.15)	0.97
Return on equity	(131.17)	6.07	(66.79)	6.02
Adjusted return on equity (1)	(1.54)	7.67	(1.19)	7.34
Adjusted return on tangible common equity (1)	(2.05)	12.21	(1.48)	11.84
Net interest margin, fully taxable equivalent (FTE) (4) (6)	2.62	3.19	2.82	3.18
Fee income/Net interest and fee income	18.45	16.20	16.90	16.86
Efficiency ratio (2)	71.01	56.41	69.89	57.93
GROWTH RATIOS
Total commercial loans, (organic, annualized) (5)	29%	(17)%	12%	(10)%
Total loans, (organic, annualized)	3	(14)	(3)	(9)
Total deposits, (organic, annualized)	28	3	9	6
Total net revenues, (compared to prior year period)	(13)	1	(14)	1
Earnings per share, (compared to prior year period)	(2,202)	(30)	(1,200)	(20)
Adjusted earnings per share (compared to prior-year period)(2)	(120)	(11)	(116)	(9)
FINANCIAL DATA: (In millions)
Total assets	$13,063	$13,654	$13,063	$13,654
Total earning assets	12,267	12,343	12,267	12,343
Total securities	1,882	1,905	1,882	1,905
Total loans	9,370	9,942	9,370	9,942
Allowance for credit losses	139	62	139	62
Total intangible assets	42	603	42	603
Total deposits	10,776	10,566	10,776	10,566
Total stockholders’ equity	1,164	1,780	1,164	1,780
Net (loss)/income	(549.4)	25.4	(569.3)	49.1
Adjusted (loss)/income (2)	(6.5)	32.1	(10.1)	59.8
Purchased accounting accretion	2.1	3.2	5.2	4.5
Goodwill impairment	553.8	—	553.8	—

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ASSET QUALITY AND CONDITION RATIOS (6)
Net charge-offs (annualized)/average loans	0.17%	0.14%	0.17%	0.14%
Total non-performing assets/total assets	0.36	0.27	0.36	0.27
Allowance for credit losses/total loans	1.49	0.63	1.49	0.63
Loans/deposits	87	94	87	94
Shareholders' equity to total assets	8.91	13.03	8.91	13.03
Tangible shareholders' equity to tangible assets (2)	8.61	9.01	8.61	9.01

FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$77,590	$91,595	$164,018	$177,054
Non-interest income from continuing operations	17,381	17,512	23,017	39,234
Net revenue from continuing operations	94,971	109,107	187,035	216,288
Provision for credit losses	29,871	3,467	64,678	7,468
Non-interest expense from continuing operations	624,275	76,568	695,600	148,559
Net (loss)/income	(549,381)	25,448	(569,251)	49,083
Adjusted (loss)/income (1)	(6,464)	32,119	(10,109)	59,849
____________________________________________________________________________________________
(1)  Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions and restructuring activities. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.

(2)	Non-GAAP financial measure. Refer to the Reconciliation of Non-GAAP Financial Measures for additional information.
(3)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(4) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.

(5)	Includes the impact of PPP loan originations.
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

(6)
The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended June 30, 2020 and 2019 was 0.07% and 0.11%, respectively. The increase for the six months ended June 30, 2020 and 2019 was 0.09% and 0.08%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,005	3.78%	$3,716	5.01%	$4,003	4.09%	$3,548	4.96%
Commercial and industrial loans	2,153	4.02	2,056	5.79	1,974	4.52	2,022	5.81
Residential mortgages	2,453	3.78	2,711	3.74	2,553	3.77	2,634	3.74
Consumer loans	865	3.72	1,065	4.52	894	4.00	1,072	4.49
Total loans (1)	9,476	3.83	9,548	4.76	9,424	4.08	9,276	4.75
Investment securities (2)	1,793	3.07	1,893	3.38	1,769	3.20	1,895	3.42
Short-term investments & loans held for sale (3)	697	0.50	117	3.37	574	1.14	92	3.48
Total interest-earning assets	11,966	3.50	11,558	4.51	11,767	3.79	11,263	4.50
Intangible assets	591	X	556		594		553
Other non-interest earning assets	752		595		708		576
Assets from discontinued operations	110		192		104		154
Total assets	$13,419		$12,901		$13,173		$12,546

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,184	0.30%	$1,053	0.66%	$1,172	0.38%	$1,008	0.66%
Money market	2,672	0.58	2,474	1.27	2,712	0.78	2,427	1.25
Savings	901	0.10	781	0.15	874	0.12	759	0.16
Time	3,399	1.84	3,593	2.06	3,366	1.86	3,512	2.07
Total interest-bearing deposits	8,156	1.01	7,901	1.44	8,124	1.10	7,706	1.44
Borrowings and notes (4)	942	2.38	1,416	2.92	946	2.49	1,384	2.88
Total interest-bearing liabilities	9,098	1.16	9,317	1.66	9,070	1.24	9,090	1.66
Non-interest-bearing demand deposits	2,343		1,674		2,096		1,618
Other non-interest earning liabilities	274		215		276		192
Liabilities from discontinued operations	29		18		27		16
Total liabilities	11,744		11,224		11,469		10,916

Total preferred shareholders' equity	20		41		20		41
Total common shareholders' equity	1,655		1,636		1,684		1,589
Total shareholders’ equity (2)	1,675		1,677		1,704		1,630
Total liabilities and stockholders’ equity	$13,419		$12,901		$13,173		$12,546

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.34%		2.85%		2.54%		2.84%
Net interest margin (5)		2.62		3.19		2.83		3.18
Cost of funds		0.92		1.41		1.01		1.41
Cost of deposits		0.79		1.18		0.88		1.19

Supplementary data
Total deposits (In millions)	$10,500		$9,575		$10,220		$9,312
Fully taxable equivalent income adj. (In thousands) (6)	1,580		1,882		3,404		3,691
____________________________________

(1)	The average balances of loans include nonaccrual loans and deferred fees and costs.

(2)	The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.

(3)	Interest income on loans held for sale is included in loan interest income on the income statement.

(4)	The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.

(5)
Purchased accounting accretion totaled $2.1 and $3.2 million for the three months ended June 30, 2020 and 2019, respectively. Purchased accounting accretion totaled $5.2 and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, restructuring costs, goodwill impairment, and discontinued operations. Discontinued operations are the Company’s national mortgage banking operations for which the Company is pursuing sale opportunities. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. Merger costs in 2019 are primarily related to the acquisition of SI Financial Group, Inc. in May 2019. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. They also include costs related to the consolidation of branches, including eight branches for the full year of 2019.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
GAAP Net (loss)/income		$(549,381)	$25,448	$(569,251)	$49,083
Adj: Net (gains)/losses on securities (1)		(822)	(17)	8,908	(2,568)
Adj: Goodwill impairment		553,762	—	553,762	—
Adj: Merger and acquisition expense		—	9,711	—	11,320
Adj: Restructuring and other expense		—	1,444	—	6,850
Adj: Loss from discontinued operations before income taxes		8,635	(2,082)	19,264	(1,228)
Adj: Income taxes		(18,658)	(2,385)	(22,792)	(3,608)
Total adjusted (loss)/income (non-GAAP) (2)	(A)	$(6,464)	$32,119	$(10,109)	$59,849

GAAP Total revenue		$94,971	$109,107	$187,035	$216,288
Adj: (Gains)/losses on securities, net (1)		(822)	(17)	$8,908	$(2,568)
Total operating revenue (non-GAAP) (2)	(B)	$94,149	$109,090	$195,943	$213,720

GAAP Total non-interest expense		$624,275	$76,568	$695,600	$148,559
Less: Total non-operating expense (see above)		—	(11,155)	$—	$(18,170)
Less: Goodwill impairment		$(553,762)	$—	$(553,762)	$—
Operating non-interest expense (non-GAAP) (2)	(C)	$70,513	$65,413	$141,838	$130,389

Total revenue		$90,383	$123,109	$184,252	$239,563
Total non-interest expense		628,322	88,488	712,081	170,606
Pre-tax, pre-provision net revenue ("PPNR") (2)		$(537,939)	$34,621	$(527,829)	$68,957

Total revenue from continuing operations		$94,971	$109,107	$187,035	$216,288
Total non-interest expense from continuing operations		624,275	76,568	695,600	148,559
Pre-tax, pre-provision net revenue ("PPNR") from continuing operations (2)		$(529,304)	$32,539	$(508,565)	$67,729

Total adjusted revenue (2)		$94,149	$109,090	$195,943	$213,720
Adjusted non-interest expense (2)		70,513	65,413	141,838	130,389
Adjusted pre-tax, pre-provision net revenue ("PPNR") (2)		$23,636	$43,677	$54,105	$83,331

(In millions, except per share data)
Total average assets	(D)	$13,419	$12,901	$13,173	$12,546
Total average shareholders’ equity	(E)	1,675	1,676	1,705	1,630
Total average tangible shareholders’ equity (2)	(F)	1,085	1,121	1,110	1,077
Total average tangible common shareholders' equity (2)	(G)	1,064	1,080	1,090	1,036
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,122	1,176	1,122	1,176
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,101	1,136	1,101	1,136
Total tangible assets, period-end (2)(3)	(J)	13,021	13,051	13,021	13,051

Total common shares outstanding, period-end (thousands)	(K)	50,192	51,045	50,192	51,045
Average diluted shares outstanding (thousands)	(L)	50,246	49,114	50,228	47,700

Earnings per common share, diluted		$(10.93)	$0.52	$(11.33)	$1.03
Adjusted earnings per common share, diluted (2)	(A/L)	(0.13)	0.65	(0.20)	1.25
PPNR per common share, diluted (2)		(10.71)	0.70	(10.51)	1.45
PPNR from continuing operations per share, diluted (2)		(10.53)	0.66	(10.13)	1.42
Adjusted PPNR per common share, diluted (2)		0.47	0.89	1.08	1.75
Book value per common share, period-end		22.79	34.05	22.79	34.05
Tangible book value per common share, period-end (2)	(I/K)	21.94	22.25	21.94	22.25
Total shareholders' equity/total assets		8.91	13.03	8.91	13.03
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.61	9.01	8.61	9.01

Performance ratios (4)
GAAP return on assets		(16.38)%	0.79%	(8.67)%	0.78%
Adjusted return on assets (2)	(A/D)	(0.19)	1.01	(0.15)	0.97
GAAP return on equity		(131.17)	6.07	(66.79)	6.02
Adjusted return on equity (2)	(A/E)	(1.54)	7.67	(1.19)	7.34
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	(2.05)	12.21	(1.48)	11.84
Efficiency ratio (2)	(C-O)/(B+M+P)	71.01	56.41	68.89	57.93
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$1,379	$2,381	$1,987	$3,065
Non-interest income charge on tax-credit investments (7)	(N)	(1,097)	(1,938)	(1,583)	(2,517)
Net income on tax-credit investments	(M+N)	282	443	404	548

Intangible amortization	(O)	1,558	1,475	3,138	2,675
Fully taxable equivalent income adjustment	(P)	1,580	1,882	3,404	3,691
__________________________________________________________________________________________

(1)
Net securities (gains)/losses for the periods ending June 30, 2020 and 2019 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.

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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2020 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

Be FIRST Culture & Corporate Responsibility

We believe that everyone, from every neighborhood, should be able to bank with dignity. We’re committed to providing trusted financial solutions to meet our customers’ needs, engaging with under-resourced people and communities to ensure access and upward economic mobility as well as fostering a workplace culture where everyone feels like they belong. Our Be FIRST values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork guide us as we navigate our environment to create long-term sustainable value for all our stakeholders. We continue to lead the way forward with our Be FIRST Commitment, our roadmap for purpose-driven, socially responsible 21st century community banking. We implemented a strong foundation of governance systems including our Corporate Responsibility & Culture Committee of our Board of Directors, Diversity & Inclusion Employee Committee, Responsible & Sustainable Business Policy and Social & Environmental Responsibility Risk Management Framework to collectively help integrate social, environmental and cultural considerations through all aspects of the company. Berkshire Bank serves the underbanked through the Reevx LabsTM platform at reevxlabs.com The Labs operate with a guiding belief that by disrupting the traditional barriers to resources, the Labs can build new economies that change communities and the world.

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

On August 10, 2020, the Company announced that Richard M. Marotta has stepped down from his position as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, as well as from his directorships to pursue new opportunities. The Bank’s leadership succession planning process concluded with the Board choosing Sean A. Gray, current Senior Executive Vice President of the Company and President and Chief Operating Officer of the Bank, to serve as Acting President and Chief Executive Officer for the Company and Acting Chief Executive Officer for the Bank. The Board will initiate a Chief Executive Officer search process to consider candidates inside and outside of Berkshire, and Mr. Gray will be a candidate in that search process.

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

Further, the pandemic and the related local and national economic disruption may result in a continued decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in our allowance for loan losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on our interest-earning assets than the decline in the cost of our interest-bearing liabilities; and increased cybersecurity risks, as employees continue to work remotely.

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

SUMMARY
The emergence of the COVID-19 pandemic dominated the Company’s activities and results during the first half of 2020. Government authorities shut down much societal activity in March, including schools, government offices, and nonessential retail businesses; most households remained sheltered except for essential travel. The Company’s region became a world hot spot due to the prevalence of COVID-19 disease and death rates. Unprecedented federal fiscal and monetary stimulus was deployed nationally to mitigate the economic impacts and to support essential public services. Improving public health allowed the gradual reduction of government restrictions beginning in May and continuing into the third quarter.

The Bank initially closed its branches except for drive-through tellers, and most back-office staff moved to work from home status. The Bank was able to resume most branch activities after period-end, while back-office staff continue to telecommute. Business activities shifted during this period to provide expedited support for supporting stimulus programs and servicing the needs of customers and communities arising from the emergency conditions. Numerous programs were developed to provide support and assistance to the Bank’s staff and communities, including granting of loan payment modifications pursuant to government guidelines and the origination of commercial Paycheck Protection Program (“PPP”) SBA guaranteed loans to support employment during the shutdown.

•
Changes in the Company’s financial condition and results were primarily due to the pandemic and the changes in financial market conditions and economic expectations. Under accounting rules, the Company recorded large non-cash charges for goodwill impairment and the credit loss provision which were not primarily related to the Company’s business activities during the first half of the year. These charges resulted in losses for the first and second quarters, but did not materially affect most regulatory capital measures, cash flows, or liquidity. Among the most significant financial impacts from the pandemic were the following:

•
Goodwill impairment: The Company recorded a $554 million noncash expense representing the full impairment and write-off of the carrying value of goodwill due to the impact of the COVID-19 disease on economic and financial market conditions resulting in a lower fair value of the Company’s equity;

•
Loan Loss Provision: A $65 million noncash credit loss provision expense was recorded in the first half of 2020 primarily representing projected pandemic related credit losses in future periods under the new Current Expected Credit Losses (“CECL”) accounting standard;

•
Reduced Revenue: Net revenue from continuing operations decreased by $29 million year-over-year for the first six months of the year due primarily to compression of the net interest margin resulting from the zero interest rate policy implemented by the Federal Reserve Bank, and reflecting the Company’s asset sensitive interest rate risk profile;

•	Loan Modifications: Short-term loan payment deferrals were granted in accordance with terms established by bank regulators to lessen borrower hardship;

•
Balance Sheet Changes: A pandemic related deposit surge was invested in short-term investment reserves held at the Federal Reserve Bank of Boston. The Company originated $706 million in Paycheck Protection Program (“PPP”) loans to support employment, and these loans mostly offset reductions in other loan categories due to reduced economic activity, government stimulus, and accelerated prepayments. Total equity decreased but most regulatory capital ratios improved, and measures of liquidity improved.

Reflecting the above activity, the Company recorded a loss of ($570) million, or ($11.33) per share for the first six months of 2020. Pre-tax pre-provision net revenue from continuing operations (“PPNR”) was ($10.13) per share. Adjusted earnings, a non-GAAP financial measure which includes the credit loss provision, was a loss of ($0.20) per share. The Company’s measure of Adjusted PPNR was $1.08 per share. The Company focuses on this measure as most closely related to its ongoing operations during the period. Adjusted measures are non-GAAP financial measures of the Company's ongoing operations before impairment, discontinued operations and securities losses.

Six month cash provided by operating activities of continuing operations increased year-over-year by 14% to $64 million.

Berkshire continues to pursue its ongoing transformation into an innovative 21st century community bank, which has gained heightened relevance to stakeholders and the Company’s long-term opportunity as a result of this year’s events. Guided by its Be FIRST principles, the Company continues to foster a more inclusive, innovative and supportive culture, which is positioning Berkshire to deliver a differentiated and compelling community banking experience to everyone in its communities, including those who have been traditionally underbanked. Following its principles, the Company’s COVID-19 response included:

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019
Summary: The major balance sheet changes were the result of the COVID-19 pandemic and its impacts on the economy and federal fiscal and monetary policy. Total assets decreased slightly to $13.1 billion from $13.2 billion during the first half of 2020. A $0.5 billion increase in short-term investments was offset by the $0.5 billion write-off of goodwill. Decreases in non-PPP related loans from prepayments and soft demand were mostly offset by $0.7 billion in loans under the SBA guaranteed Paycheck Protection program (“PPP”) to support payrolls during shutdowns in the second quarter. The allowance for credit losses on loans increased by $76 million primarily due to credit loss provisions arising from the impact of the pandemic on projected credit losses under the new Current Expected Credit Losses (“CECL”) accounting method adopted at the start of the year. Traditional measures of asset performance did not significantly change during the first six months of the year, in part due to the PPP loans and loan modifications. Criticized assets increased near period-end as additional financial information about current borrower conditions became available.

Deposits increased by $0.4 billion due to the increase in customer liquidity resulting from reduced expenditures and federal stimulus programs. The ratio of loans/deposits decreased to 87% from 92%. The goodwill impairment and the resulting loss impact reduced equity but had no material impact on tangible equity, regulatory capital, or liquidity. The Company’s risk based capital ratio increased to 14.9% from 13.7% in the first half of 2020 due to the decrease in risk based assets resulting from runoff of portfolio loans excluding the newly originated PPP loans. The Company’s period-end book value per common share measured $22.79 and the non-GAAP measure of tangible book value per common share measured $21.94. The Company has substantially completed the balance sheet restructuring it initiated at the beginning of 2019, which targeted reductions in assets to reduce leverage, improve liquidity, and support profitability. The Company anticipates that PPP loan balances will substantially decline by the end of 2020, with these funds to be used to reduce wholesale sources of funds (borrowings and brokered deposits).

Short-Term Investments: Short-term investments nearly doubled to $942 million in the first half of 2020 due to the build-up of demand deposits. Most of these funds were held at the Federal Reserve Bank of Boston and were unpledged.

Securities: Investment securities increased by $112 million, or 6%, to $1.882 billion in the first half of 2020 as purchases were made to partially offset the runoff of residential mortgage balances. Growth of investment securities was focused in federal agency commercial mortgage-backed securities. These securities provide greater prepayment protection, have average lives around 5 years, and primarily finance multifamily housing and healthcare. The average life of the total bond portfolio decreased to 3.5 years from 4.2 years during the first half of 2020 due to accelerated prepayments of residential mortgage-backed obligations resulting from the decrease in interest rates. The securities yield was 3.07% in the most recent quarter, compared to 3.31% in the fourth quarter of 2019. At period-end, all debt securities which were rated by public rating agencies had an investment grade rating. A total of $58 million in debt securities was not rated by rating agencies. All of these securities were rated “pass” or higher in the Company’s internal ratings system except for $4 million in performing local municipal obligations. The unrated securities were reduced from $89 million at the start of the year due primarily to prepayments of callable securities.

The Company maintains an equity securities portfolio which is integral to its tax management that supports its investment tax credit investments which support local business revitalization. During the first half of the year, the Company recorded $9 million in securities losses which were primarily unrealized losses of previous unrealized equity securities gains. Equity securities include bank stocks, REITs, and CRA related mutual funds. The period-end balance of equity securities had a fair value of $33 million and a cost basis of $34 million. The total investment portfolio had a net unrealized gain of $68 million, or 3.8%, at period-end, compared to $34 million, or 2.0%, at the start of the year. This reflected the unrealized bond gains resulting from the drop in interest rates.

Loans: Total loans decreased by $132 million, or 1%, to $9.370 billion in the first half of 2020. During the second quarter, the Company originated $706 million in PPP loans which are included in total commercial and industrial loans. Excluding these loans, all other loans decreased by $838 million, or 9%. These decreases were concentrated in residential mortgages, which were down $365 million, or 14%, and in commercial and industrial portfolio loans (excluding PPP), which decreased by $324 million, or 18%. The decline in residential mortgages was due to accelerated prepayments resulting from a surge in refinancings as a result of the low interest rates. The Company sells most new mortgage originations into the secondary market. The decrease in non-PPP related commercial balances was primarily due to the slowing of qualifying loan demand as the pandemic spread and recessionary conditions developed. The Company is adhering closely to its credit and pricing disciplines in the current conditions, and has tightened certain parameters related to underwriting and loan structure, while closely managing any exception arrangements. The decrease in non-PPP related commercial loans also reflected lower commitment usage and lower general use of short-term credit as many businesses accumulated liquidity or reduced overhead and/or working capital needs due to declining revenues. Additionally, the Company further trimmed non-relationship exposures, including participated loan interests. The Company targets supporting its markets with business selection focused on relationship and pricing. Based on its expectations, the Company is targeting that total non-PPP related commercial loans will stabilize or increase from midyear levels, including higher line utilization, and that investment securities will be evaluated as an alternative use of funds to potentially offset any further reduction in residential mortgage and consumer balances. The loan yield decreased to 3.83% in the most recent quarter, compared to 4.52% in the fourth quarter of 2019. This primarily reflected the impact of lower market interest rates, as well as the lower yielding PPP loans and accelerated prepayments of higher rate loans.

The majority of PPP loans were originated in the second quarter to existing borrowers to provide payroll support during the pandemic shutdown. These loans bear interest at 1% and most were written with two year maturities. They are guaranteed by the SBA and most are expected to be repaid by the SBA in the second half of the year as loans are forgiven by the SBA based on the maintenance of employment and other conditions established by the CARES Act and subject to later modification by the Treasury Department. At midyear, the Company had a balance of $19 million in net deferred PPP loan fees paid by the SBA which is being amortized into net interest income based on the approximate two year expected lives of the loans. The unamortized deferral balance will be recognized in net interest income at the time each loan is forgiven. In addition to the PPP loan program authorized by Congress, the Federal Reserve has created Main Street Lending programs targeted to support larger middle market companies. The Company has not generated significant business volume through this program.

Due to the widespread economic shutdown to flatten the pandemic spread of the COVID-19 disease, the Company assessed which sectors of its commercial loan portfolio might be most impacted by shutdowns and social distancing. The industries initially viewed by the Company as most at risk are hospitality loans totaling $260 million at midyear, leisure loans totaling $398 million, restaurant loans totaling $133 million, retail loans totaling $989 million, healthcare loans totaling $358 million, and construction loans totaling $530 million. The highest risk concentrations are viewed as in the hospitality, leisure, and restaurant industries. The Company views all of these COVID-19 sensitive loans as generally conforming to its longstanding financial disciplines for loan/value, debt service coverage, and recourse in conformity with customary industry practices. The Company is monitoring the level of PPP loans and loan modifications granted to these industries and believes that these support programs are functioning properly for the intended purposes to support employment and reduce risk. Further modifications are subject to the Company’s overall disciplines for underwriting and approval on a case by case basis, and modifications are expected to decrease for these industries collectively based on the economic reopenings that have happened in the Company’s markets. The Company has not yet noted heightened delinquencies in these industries collectively, in part due to the benefit of PPP loans and loan modifications. Based on its longstanding disciplines, the Company believes its exposures within these industries are reasonably diversified to accomplish overall risk management objectives. The recent increase in classified loans has largely consisted of loans to these COVID-19 sensitive industries, with a concentration in hospitality loans. Additional information about these industries includes:

Hospitality - The majority of these loans are to properties operating under prominent national brands, are in the higher end of accommodation offerings, and are in suburban markets. The majority of these properties were initially provided with loan modifications and these are reported as trending down gradually.

Leisure - This industry includes the Company’s Firestone Financial loan portfolio totaling $260 million. The Firestone loans are diversified across a number of borrower types and have comparatively lower loan sizes. The preponderance of these loans were initially granted loan modifications, and many received PPP loans. Modifications are reported as trending down. Firestone has had a comparatively strong credit history through the last two economic cycles.

Restaurants - The majority of these loans are benefited by being either SBA guaranteed or Dunkin operations or other quick service brands. Most of the rest are community destination operations which are often owner occupied or commercial and industrial loan types. The majority of these loans are supported by personal recourse. The majority of restaurant loans received initial loan modifications and/or PPP loans and this support is expected to decrease.

Retail - The majority of these loans are to investor owned properties anchored by grocery, pharmacy, home improvement, or wholesale/club stores which have been offering essential services and which have operated comparatively strongly to date. The owner occupied properties include commercial and industrial loans and real estate secured loans to community retailers. A minority of retail loans were granted modifications, which are currently reported as trending down as businesses have generally resumed operations within government guidelines. There is no significant exposure to indoor malls.

Healthcare - The majority of these loans are to skilled nursing or assisted living properties, with the balance primarily concentrated in doctor/medical practices. A minority of healthcare loans received PPP and/or loan modification support, which is reported as trending down.

Construction - Construction projects are generally reported as operating satisfactorily and the majority of these loans are to properties in the Company’s market areas which are not in the above sensitive sectors, and which include multifamily, industrial, institutional, and education property types. Existing loan structures have generally not needed supplementation from PPP and loan modifications in this segment.

Asset Quality: Most asset performance measures only changed modestly in the first half of the year, and remained within historical industry ranges, including charge-offs, delinquencies, non-accruals, and troubled debt restructurings. Criticized balances increased recently, as further discussed below. Asset quality benefited from the PPP loans, which are intended to support payrolls and therefore support business operations and employment despite the contraction in the economy. Other federal stimulus measures included one-time payments issued to most taxpayers and supplemental unemployment insurance. Monetary actions drove interest rates to near zero, reducing debt service costs and supporting asset values in the public equities and credit markets. Additionally, federal bank regulatory authorities encouraged banks to work with affected borrowers to provide loan payment modifications for up to six months to protect liquidity and support solvency. Forbearances made in accordance with regulatory guidelines are not reported as delinquencies and are not automatically reported as troubled debt restructurings. The Bank was initially proactive in reaching out to commercial customers to offer conforming modifications within regulatory guidelines. The preponderance of modifications have been 90 day deferrals of principal and interest payments. Loans with conforming loan modifications totaled $1.5 billion as of midyear 2020, include $1.3 billion in commercial loan balances. The majority of these modifications were scheduled to mature by the end of July. The Bank has been communicating with its customers and estimates that loans representing 60-70% of these balances will return to scheduled loan payments. For those customers who request further conforming modifications, the Bank is conducting an updated underwriting, with approvals and modification terms to be determined on a case by case basis. During the first half of the year, total criticized loans increased by $103 million from $237 million to $340 million. Special mention loans increased by $55 million to $130 million, and substandard loans increased by $48 million to $210 million. Most of these increases were recorded near the end of the second quarter as the Company reviewed updated financial information for commercial loans with expiring payment modifications. Hospitality loans were the primary category contributing to these downgrades, with entertainment and restaurant loans also contributing to the increase.

The Bank anticipates that measures of asset performance and quality will deteriorate in coming quarters based on its projections of credit losses on loans.

Allowance for Credit Losses on Loans: The Company implemented the Current Expected Credit Losses (“CECL”) accounting standard on January 1, 2020. The standard changed the basis of loss recognition from incurred to expected, and expanded the covered financial instruments. The allowance for credit losses on loans replaces the previous allowance for loan losses. The allowance balance increased by $75 million from $64 million to $139 million in the first half of the year.

The allowance increased by $25 million to $89 million on January 1, 2020 due to the adoption of CECL. The Company established a $15 million reserve related to loan credit marks, and the amortized cost basis of purchased credit deteriorated loans was increased by this same $15 million amount. The remaining implementation increase was due to the recognition of additional expected losses over the life of the loan portfolio compared to those already incurred under the previous method.

The allowance increased by $50 million from $89 million on January 1, 2020 to $139 million on June 30, 2020. Most of this increase was due to the impact of the pandemic recession on projected credit losses on loans determined based on economic forecasts as of midyear. The amount of the increase was mitigated by the impact of the decrease in portfolio loans excluding PPP loans during the first half of 2020. The allowance measured 1.49% of total loans at period-end, compared to 0.67% at year-end 2019. No allowance has been established for losses on PPP loans due to the SBA guarantee. The ratio of the allowance to total loans excluding PPP loans was 1.61% at midyear. Additionally, on the adoption of CECL, the Company established a separate $8 million allowance for credit losses on unfunded loan commitments which is carried in other liabilities on the balance sheet. The January 1, 2020 CECL adoption was offset to shareholders’ equity and future changes in the reserve are recorded to credit loss provision expense.

The Company’s allowance methodology projects credit losses for the expected average life of the loan portfolio. The Company uses historic loss rates as a starting point for its projection. The Company adds an economic reserve based on forecasts of the next seven quarters as a reasonable and supportable forecast timeframe. The allowance also includes a component based on certain qualitative factors. The Company evaluates several external forecasts in choosing the forecast element for the economic component of the allowance. These forecasts include assumptions about public health and federal stimulus. The primary driver of the forecast was the record 9.5% decrease in GDP in the second quarter compared to the first quarter. Similarly, unemployment is estimated to have peaked at 16% in May, 2020. The midyear baseline forecast projected fourth quarter GDP rising 4.6% from the second quarter, and unemployment improving to approximately 9.5% in the fourth quarter and remaining approximately level through 2021. The Company uses its DFAST modeling analytics to assess economic impacts on expected credit losses for each portfolio segment. Unemployment is a critical factor for most segments, with commercial real estate also incorporating projected GDP and pricing conditions in equities and real estate markets. The Company has included a qualitative overlay in its overall analysis which adjusts projected loss rates to take into account the impact of stimulus on credit loss propensity based on expert assessments of projected losses across various portfolio segments. The economic baseline forecast assumed that COVID 19 infections would abate in July and that another round of federal stimulus would not be delayed. Confirmed infections were at a record high in July and no stimulus was agreed to during the month. Accordingly, it is possible that future forecasts will project weaker economic performance and that additions to the allowance will be required.

Goodwill and Other Assets: The sustained decrease in the price of the Company’s stock in recent months was a basis for triggering an analysis of goodwill for impairment. Additionally, the annual impairment analysis was scheduled for the second quarter. A goodwill impairment analysis was completed according to Accounting Standards Codification Section 350. Based on this analysis, the Company recorded a $554 million impairment charge during the second quarter to fully write-off the carrying balance of goodwill. This analysis was based on an estimate of the fair value of the company’s equity as one reporting unit. Fair value was estimated based on an income approach and a market approach, which were equally weighted in the analysis. Both valuation approaches supported a conclusion of full impairment. The goodwill balance had resulted primarily from a series of bank acquisitions which consisted primarily of an exchange of shares recorded based on stock market valuations at the time of acquisition. Over this time, bank stocks were generally valued at a premium to the net fair value of assets, resulting in the recordation of goodwill for these premiums. Due to the pandemic recession and federal monetary actions reducing interest rates, the outlook for banking industry earnings has contracted, and many bank stocks are now trading at a discount to book value. As a result, the impairment analysis concluded that the fair value of the Company’s equity is lower than its carrying value, indicating a goodwill impairment.

The carrying amount of Other Assets increased by $142 million, or 49%, to $431 million during the first half of the year. This was primarily due to the increased net fair value of commercial loan interest rate swaps and related economic hedges, reflecting the market value changes resulting from the pandemic impact on market interest rates.

Deposits and Borrowings: Total deposits increased by $440 million, or 4%, to $10.776 billion in the first half of 2020. Demand deposits increased by $690 million, or 37%, while time deposits decreased by $299 million, or 8%. Most of the demand deposit growth was in the second quarter and reflected increased liquidity held by retail and commercial customers as expenditures were cut back in the shutdowns. Depositors also shifted some funds into non-maturity accounts from maturing time deposits due to the low rates that emerged during the period. Payroll deposit balances, which fluctuate daily, totaled $534 million and were $210 million lower at midyear, compared to year-end 2019. The decrease in time deposits included a $112 million decrease in brokered time deposits to $1.106 billion, as the Company continued to reduce its use of wholesale funding. Borrowings are the other source of wholesale funds, and there was no significant change in period-end borrowings at mid-year compared to year-end 2019. Total wholesale funds decreased by $118 million to $1.293 billion, measuring 15% of assets during the first half of the year. The Company targets reducing this ratio in the second half of the year as PPP loans are repaid. Through its balance sheet restructuring program, the Company has reduced its wholesale funds utilization from 24% of assets at year-end 2018. The Federal Reserve has created special commercial bank borrowing facilities to provide liquidity to support PPP loans and other lending during the pandemic. The Company did not need to utilize these programs during the first half the year. The total cost of funds decreased to 0.92% in the second quarter of 2020 from 1.23% in the fourth quarter of 2019, reflecting the decrease in market interest rates. The cost of time deposits decreased to 1.84% from 1.97% for these periods. Near the end of the first quarter, the Company extended brokered deposit maturities as a liquidity risk management decision due to potential disruptions in wholesale funding markets as the pandemic spread in the U.S. This reduced the downward direction of time deposit funding costs in the second quarter. The Company expects that maturing time deposits will provide benefit in the second half of the year towards reducing its overall funding costs based on current market expectations.

Derivative Financial Instruments: The $3.9 billion period-end notional balance of derivative financial instruments had minimal change from the start of the year. The estimated net fair value of these instruments increased from approximately zero to $111 million due to the higher value of fixed rate customer swaps as a result of the decrease in interest rates. This asset is included in other assets on the balance sheet. The Company delivered cash to the clearing house as a result of its increased obligation to national swap counterparties which is reported as a use of cash from financing activities in the cash flow statement.

Shareholders' Equity: Total shareholders’ equity decreased by $594 million, or 34%, to $1.164 billion in the first half of the year due to the income impact of the noncash charges of $554 million for goodwill impairment and $65 million for credit provision expense recorded during that time. These charges were in conformity with accounting principles relying substantially on future uncertain events and were not primarily related to the Company’s operating activities during the first half of the year. The Company uses the non-GAAP measure of tangible equity which excludes goodwill and intangible assets and which is an important focus for the investment community. Tangible equity decreased by $38 million, or 3%, to $1.121 billion during the first half of the year, reflecting the impact of the $65 million credit provision expense. The ratio of equity to assets stood at 8.9% at midyear, and the non-GAAP measure of tangible equity to tangible assets stood at 8.6%.

All of the Company's measures of regulatory capital in relation to risk weighted assets improved during the first half of the year due to the runoff of non-PPP related loans and the zero risk weighting assigned to PPP loans because of the SBA guarantee. The Company’s risk based capital ratio improved to 14.9% from 13.7%. The common equity tier 1 ratio improved to 12.7% from 12.1%. The Company conducts equity stress analyses, including severe adverse pandemic loss scenarios provided by third parties, in addition to Dodd-Frank stress testing.

The Company believes that its capital is well cushioned above the Well Capitalized metrics in all of the adverse modeling scenarios based on the assumptions utilized.

The Company’s plan had been to continue repurchasing shares to return capital to shareholders which was released by the balance sheet restructuring. This plan was suspended in the first quarter as the pandemic emerged, and the existing authorization for share repurchases was allowed to expire at its March 31, 2020 maturity. During the first quarter, the Company filed a universal securities shelf registration for the routine purpose of renewing the shelf registration that expired in November 2019. The Company increased its quarterly dividend by $0.01 to $0.24 per share in the first quarter, in line with previous annual dividend increases. The Company has changed its dividend procedure from targeting quarterly declarations to coincide with the earnings release and the procedure now targets dividend decisions by the Board to be announced in the third month of each quarter. Due to the loss recorded in the first six months of the year, any dividends intended by the Bank’s board of directors will be subject to regulatory approval by the Massachusetts Banking Department and any dividends intended by the Company’s board of directors will be subject to nonobjection by the Federal Reserve.

The change in retained earnings due to the operating loss and the common dividend accounted for most of the net change in equity. The Company recorded a $21 million benefit to equity from other comprehensive income which mostly offset a $24 million reduction in equity due to the adoption of CECL. The other comprehensive income benefit was due to after-tax unrealized gains in the bond portfolio due to lower interest rates. The CECL adoption impact on equity was principally due to the increase in the allowance for credit losses on loans on the date of adoption due to the recognition of expected future losses in addition to incurred losses, as well as the increase in the allowance to offset the increase in the gross carrying value of purchased credit deteriorated loans. Book value per common share decreased by $11.86, or 34%, to $22.79. Tangible book value per common share decreased by $0.62, or 3%, to $21.94. The closing price of the Company’s stock was $11.02 at mid-year 2020, compared to $32.88 at year-end 2019.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019
Summary: Revenue and expense included the SI Financial operations acquired on May 17, 2019. As a result, many categories of revenue and expense are not directly comparable year-over-year. In 2018, its final year of operations, SI Financial reported revenue of approximately $55 million and non-interest expenses of about $40 million. Earnings per share reflects the shares issued as merger consideration for the SIFI acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted. The Company has designated its FCLS national mortgage banking operations as discontinued and the financial statements in both periods reflect this designation.

Due to the COVID-19 pandemic Berkshire reported losses in the second quarter and first half of 2020 due to non-cash charges in 2020 of $554 million for goodwill impairment and $65 million for the provision for credit losses on loans which had no material impact on regulatory capital. These charges were primarily related to forecasts of uncertain future conditions and were not primarily related to the Company’s operations during the first half of 2020. These charges have been described in the previous discussion of financial condition. The loss was $549 million and $569 million for the second quarter and first half of 2020, respectively. The Company reported net income of $25 million and $49 million for the same periods of 2019. Six month cash provided by operating activities of continuing operations increased year-over-year by 14% to $64 million.

Berkshire focuses on the non-GAAP financial measure of Adjusted Pre-Tax Pre-Provision Net Revenue (“Adjusted PPNR) in evaluating its operations. This is a measure of results viewed as related to ongoing operations before provision expense and taxes. The Company adopted a focus on this measure in 2020 due to the earnings volatility introduced by the CECL adoption during the pandemic, which makes GAAP results highly dependent on projections of uncertain future events rather than on incurred results under the prior accounting guidance. The Company’s adjusted measures exclude items not viewed as related to ongoing operations. The goodwill impairment charge was a one-time charge that wrote off the full balance of goodwill, and was therefore deemed as an adjustment to adjusted earnings. The Company also includes securities gains/losses and results from discontinued

operations as such adjustments. These discontinued operations are being ended pursuant to a sale agreement intended to be concluded by the end of 2020. See “Non-GAAP Financial Measures” above for a reconciliation of non-GAAP financial measures.

The measure of PPNR from continuing operations was ($529) million in the second quarter and ($509) million for the second half of 2020, compared to $33 million and $68 million for the same periods of 2019. The measure of Adjusted PPNR was $24 million in the second quarter of 2020 and $54 million in the first half of 2020, compared to $44 million and $83 million in 2019. Adjusted PPNR decreased year-over-year by $20 million in the second quarter and $29 million in the first half of the year. This decrease was primarily due to: (1) the impact of the pandemic on the net interest margin; (2) the planned deleveraging which released capital for stock repurchases in 2019 and improved the leverage and liquidity of the Company prior to the emergence of the risks of the pandemic; and (3) other pandemic impacts on adjusted revenue and expenses. While adjusted expenses increased due to the acquired SI Financial operations including 23 branch offices, the Company’s efficiency initiatives in achieving merger cost saves and other operating efficiencies offset the majority of the impact of the acquired operations and positioned the Company’s expense base favorably in supporting core operations. The Company is targeting to improve Adjusted PPNR progressively in the second half of 2020 based on lower funding costs, revenues recognition from PPP loans, continued focused expense management, and expected improvement in public health and economic conditions. Future PPNR operating results will depend on the prevalence of COVID-19 disease conditions, as well as the nature of public health and economic support policies. Additionally, net income results will depend on actual and forecast credit losses in the unprecedented public health and economic emergency conditions which prevail in the Company’s markets.

Net Interest Income: Net interest income decreased year-over-year by $14 million, or 15%, in the second quarter and by $13 million, or 7%, for the first half of the year. The net interest margin decreased by 18% and 11% for these respective periods. The second quarter net interest margin decreased year-over-year by 56 basis points. The largest contributing factor was the repricing down of the Company’s $3.6 billion in LIBOR and prime based commercial loans due to the 150 basis point decrease in short-term rates in the first quarter of 2020 as a result of the Fed’s zero interest rate policy to fight the pandemic. The Company has maintained an asset sensitive interest rate risk profile which has been disadvantaged by this unprecedented federal monetary policy. Other contributing factors included increased prepayments of higher rate loans, together with the increase in lower yielding short-term investments and PPP loans resulting from fiscal stimulus programs and curtailed economic activity. Additionally, funding actions chosen by the Company to reduce liquidity risk by lengthening certain liability durations have slowed the downward adjustment of funding costs, which are expected to reprice further down progressively through the second half of the year. The $19 million in net deferred PPP loan fees are expected to mostly be recognized in net interest income progressively through the second half of the year, as these loans are forgiven and repaid by the SBA. Of note, the higher predicted loan charge-offs are expected to be accompanied by increased levels of non-accruing loans in future quarters, and the granting of loan modifications is increasing accrued interest receivable, which may need to be reversed if some of these loans become nonperforming. The amount and timing of such potential impacts are uncertain and may lead to increased volatility in quarterly net interest income results.

Non-Interest Income: Fee income decreased year-over-year by $0.2 million, or 1% in the second quarter and by $2.6 million, or 7%, in the first six months of the year. Mortgage banking fees have been higher due to the refinancing boom in 2020, but deposit related fees have decreased due to the pandemic related declines in card related activities and overdraft revenue. Berkshire also has instituted certain programmatic fee waivers to support customers during the pandemic. As a result of the pandemic impacts on fair values in the first half of the year, loan fee income was charged $2 million for interest rate swap valuations and other non-interest income was charged $4 million for adjustments to other fair valued assets. These charges collectively contributed a $6 million reduction in non-interest revenue in the first six months of the year. The previous discussion of financial condition included information about securities losses which emerged in 2020 due to pandemic impacts on the equities markets.

Provision for Credit Losses: This non-cash provision increased year-over-year by $26 million in the second quarter and by $57 million in the first six months of the year due to the expected credit losses related to the pandemic. The provision primarily reflects changes in the allowance for credit losses on loans as described in the previous discussion of financial condition. The increase in the provision also reflected the higher loan charge-offs which was partially offset by the decrease in the balance of total loans.

Non-Interest Expense and Tax Expense: Total non-interest expense increased year-over-year by approximately $547 million for both the second quarter and the first six months of the year due to the $554 million goodwill impairment charge. The non-GAAP measure of adjusted non-interest expense increased year-over-year by $5 million, or 8% in the second quarter, and by $11 million, or 9%, in the first six months of the year. The acquired SI Financial operations had a quarterly expense run rate of approximately $10 million per quarter. The Company offset much of the expense impact of these acquired operations through merger related efficiencies and other expense initiatives undertaken as a result of the 2019 strategic review. The Company consolidated eight branch offices in 2019. The Bank tracks usage of all of its customer service channels on a weekly basis, and all of the nonbranch channels saw increased usage in the second quarter of 2020, while branch usage declined during the shutdowns. The Bank anticipates that some of the shift in channel usage will be durable after the pandemic emergency has subsided, and decisions about resource allocation across the channels will be considered to best respond to customer preferences in an efficient manner.

The combined full time equivalent staff in continuing operations of the two companies was approximately 1,835 positions prior to the merger. As of midyear 2020, the Company’s staff was 1,511 positions, representing an 18% reduction from the prior combined total. Berkshire has maintained its staffing structure and compensation program through the pandemic, and has provided additional benefits for employee needs resulting from the pandemic. Additionally, expenses in 2020 included approximately $4 million in pandemic related expenses including discretionary bonus payments to expedite PPP loan processing, together with higher workout expenses and credit related expenses. The higher loan charge-offs expected by the Company are likely to be associated with increased loan workout expense which may increase quarterly expense in the future. Adjusted expenses in 2020 consisted of goodwill impairment and in 2019 consisted of merger, restructuring, and other expenses intended to benefit future operations. The Company recorded an $18 million income tax benefit on continuing operations for the first half of 2020, including $16 million attributable to the deductible portion of the goodwill impairment charge, and with the remainder reflecting the pretax loss resulting from the credit loss provision. The Company recorded a 20% effective income tax rate on continuing operations for the first half of 2019. The future effective tax rate will depend, among other things, on the level of credit loss provisioning that is required by forecasts of pandemic conditions and impacts. The effective tax rate is not expected to exceed approximately 10% for the rest of the year if loan loss provision expense subsides to levels generally prevailing prior to the pandemic.

Discontinued Operations: During the first quarter of 2020, the Company shifted the majority of its national mortgage banking operations staff to an acquiring entity. Full-time equivalent staff in these operations totaled 33 positions at midyear 2020, compared to 323 positions at the end of 2019. The origination of applications in the national mortgage banking operations was eliminated during the first quarter. The total notional amount of mortgage servicing rights in these operations had a fair value of $5 million on the balance sheet at period-end, compared to $12 million at the start of the year. The first half net after-tax loss of $14 million in 2020 compared to a small profit in 2019. This loss was primarily due to severance costs, asset write-downs, hedge losses, and write-downs of mortgage servicing rights. On May 7, 2020, the Company completed an agreement to sell certain assets and liabilities related to these operations. The wind-down of these operations is expected to continue through year-end, and further net losses on these operations are targeted to remain below $1 million per quarter in the second half of the year. Discontinued operations are excluded from the Company’s measure of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of gains/losses on debt securities available for sale, after tax. Due to falling interest rates in 2020 and 2019, Berkshire recorded unrealized debt securities gains in each period which resulted in other comprehensive income after-tax. As a result, comprehensive income exceeded net income in all periods. For the first six months of the year, other comprehensive income totaled $21 million in 2020 and $25 million in 2019.

Liquidity and Cash Flows: The primary source of cash in the first half of 2020 has been deposit growth, and the primary use of cash has been short-term investments held with the Federal Reserve Bank of Boston. Growth of PPP loans was funded from amounts released by lower borrowing activity for non-PPP related loans, including prepayments. Six month cash provided by operating activities of continuing operations increased year-over-year by 14% to $64 million.

Liquidity improved strongly in the first half of 2020 due to the pandemic impacts on runoff of portfolio loans excluding PPP loans and due to the surge in deposits in the second quarter as retail and commercial customers reduced expenditures and built liquidity during the economic shutdowns. The Federal Reserve responded strongly to unsettled financial market conditions that emerged near the end of the first quarter and normal market functioning was supported and maintained through the first half of the year. The Company also adjusted its funding strategies to lengthen certain wholesale funding maturities as part of its liquidity risk management, accepting near term higher funding costs due to the uncertain economic conditions. Similarly, the Company’s has maintained close focus on it's loan underwriting processes and disciplines and it has been willing to accept lower loan balances in some segments, with a negative impact on net interest income. Uncertainties remain elevated regarding additional COVID-19 disease impacts on public health and about the severity of the recession from the shutdowns. The Company funded its PPP loans without relying on special Federal Reserve credit facilities, although these remain as additional liquidity resources available to the Company. Most of the PPP loans are expected to be repaid by year-end 2020, with some proceeds used to continue to reduce wholesale funding. Subsequent to first quarter-end, KBRA (the Kroll Bond Rating Agency) reaffirmed the Company’s and the Bank’s existing bond ratings, including the Bank’s A- ratings on deposits and senior debt. The ratings were affirmed with a watch negative status due to the uncertain economic impacts from the pandemic. Wholesale funds, consisting of brokered time deposits and borrowings decreased to $1.9 billion from $2.0 billion during the first half of 2020, measuring 15% of total assets at midyear. The Company targets further reductions of this ratio in the future. The ratio of loans/deposits decreased to 87% from 92% during the first half of the year.

The Company declared two quarterly cash dividends to shareholders in the first half of 2022. The dividend declared and recorded in the second quarter was paid shortly after quarter-end. The Bank paid a quarterly cash dividend to the holding Company in the first quarter, but chose not to pay a quarterly dividend to the parent in the second quarter. Based on the loss that the Bank recorded in the second quarter, under Massachusetts state statutes, the Bank requires approval from the state’s Division of Banks for future dividends. Dividends to the Company’s shareholders are subject to nonobjection from the Federal Reserve Bank of Boston, which includes retained earnings among the criteria it evaluates.

At period-end, unused borrowing capacity at the FHLBB was $1.8 billion, compared to $1.6 billion at the start of the year. Borrowing availability at the Fed discount window was $972 million at period-end, and total cash held by the holding company was $109 at that date.

The Company maintains a contingency funding plan based on its assessment of the liquidity stress environment. Contingency funding information, reporting, and assessment were intensified in the first quarter when financial markets began signaling distress. Primary liquidity data is reported on daily, and thirty day stress analytics are maintained on an updated basis. The Company maintains monthly and quarterly cash flow forecasts. A one year forward liquidity stress test evaluates stress across a variety of stress scenarios, including severe adverse loan loss scenarios due to the pandemic. The Company has defined strategic options which allow it to meet funding needs in all stress scenarios. Additional information about liquidity and cash flows is contained in the related section of the Company's most recent Annual report on Form 10-K.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K. The Company’s dividends are further discussed in these sources, along with the previous discussion of shareholders’ equity and in the section above on liquidity and cash flows. The Company views its Adjusted PPNR in the first half as well as its cash provided by operating activities of continuing operations as generally having provided support for its operations, net loan charge-offs, dividend, and related taxes. The Company targets that adjusted PPNR will improve progressively in the second half of the year as economic conditions improve and deferred revenue is recognized on PPP loans. The Company’s balance sheet restructuring, which has largely been completed, has also supported capital, as risk-based assets have continued to be managed down. The Company has investment grade debt ratings and monitors capital market conditions. The Company views its regulatory capital as well cushioned above the “Well Capitalized” levels, and the Company believes that its plans are consistent with maintaining proper strong cushions above these levels. The large provision for credit losses which has been recorded in the first half of 2020 anticipates higher net loan charge-offs in the next seven quarters. The allowance for credit losses is includable within limits in Tier 2 regulatory capital. As expected charge-offs are realized, they will be charged against this allowance, which may have an effect of reducing total risk based capital. The timing and amount of these charge-offs is uncertain. The Company conducts equity stress analyses, including severe adverse pandemic loss scenarios provided by third parties, in addition to Dodd-Frank stress testing. The Company believes that its capital is well cushioned above the Well Capitalized metrics in the adverse modeling scenarios based on the assumptions utilized.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first half of 2020.

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

These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s most recent Form 10-K and pertain to discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. All of these most critical accounting policies were significant in determining income and financial condition based on events in the first half of 2020.

ENTERPRISE RISK MANAGEMENT
Following sections include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees compliance, information security, risk management policy, and the strategic services function which monitors most aspects of asset quality. Management enterprise risk management assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management and Capital Committee. The high level corporate risk assessment focuses on the following risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, reputation risk, and overall corporate risk. The credit risk category has the highest weighting. Based on management's recent review, all risks were within corporate objectives. Trends toward increasing risk were noted for credit risk and compliance risk due largely to the pandemic; liquidity risks were declining near midyear due to elevated liquid assets. For several risks, the inherent risk was viewed as heightened due to the environment, but the residual risk was viewed as medium/low due to mitigating controls functioning in the Company.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the way that the Company measures market risk in the first half of 2020. For further discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company’s measures of interest rate risk exclude the operations of the FCLS national mortgage banking subsidiary which have been classified as discontinued operations.

The Company has remained asset sensitive during the first six months of 2020, with assets repricing more quickly than liabilities in the modeled sensitivity scenarios. In line directionally with this model sensitivity, the sharp decrease in interest rates in the first quarter resulted in compression of the Company’s net interest margin in the first half of 2020. Interest rates remained at these low levels through the second quarter, and the Federal Reserve Board of Governors has pledged to keep interest rates low through the medium term and until unemployment is sharply reduced. The Company’s asset sensitivity, as measured by net interest income sensitivity, in the first quarter was previously disclosed, and remained elevated through midyear. Contributing factors included a shift from longer duration loans into more liquid assets and the lengthening of maturities of wholesale funds. These changes were part of the Company’s liquidity management decisions in response to the pandemic and shutdowns. Also, the reduction in base case net interest income increases the relative impact of changes due to interest rate sensitivity. During the second quarter, there was further reduction of longer term fixed rate loans while shorter term PPP loans increased to $706 million. These loans have fixed interest rates of 1% for two years, but most are expected to prepay by the end of the year. Additionally, the modeled lives of fixed rate assets have shortened due to the accelerated prepayment speeds in the current market. The Company estimates that the asset sensitivity of its net income has also increased due to the higher asset sensitivity of net interest income. Similarly, the Company estimates that the liability sensitivity of its equity at risk decreased as previously reported in the first quarter and has remained lower as a result of the pandemic. The modeled interest rate sensitivity depends on material assumptions. Additionally, market risk exposure is affected by the level and shape of the yield curve in markets for financial instruments including U.S. Treasury obligations, forward interest rate derivatives, the U.S. prime interest rate, and LIBOR rates. Also, the economic impact on customer and market behaviors of the COVID-19 pandemic remains uncertain and may cause actual events to differ from assumptions.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On January 29, 2018, the Bank was served with an amended complaint filed nominally against the Company in the Business Litigation Session of the Massachusetts Superior Court sitting in Suffolk County. The amended complaint was filed by two residuary beneficiaries of an estate planning trust that was administered by the Bank as successor trustee following the death of the trust donor, and alleges the Bank breached its fiduciary duty and violated the Massachusetts Consumer Protection Act (MGL Ch. 93A) in the course of performing its duties as trustee. The complaint seeks compensatory, statutory, and punitive damages. The Company and the Bank deny all allegations contained in the complaint and are vigorously defending this lawsuit. Discovery is complete in the case, and in January 2020 the Bank filed a motion for summary judgment seeking dismissal of the case on statute of limitations grounds. On July 17, 2020, the trial court ruled that the plaintiffs’ claim for breach of fiduciary duty is time-barred and dismissed that claim accordingly. The court further ruled that the plaintiffs’ claim under MGL 93A may proceed.

On February 9, 2019, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut by a purported SI Financial Group, Inc. (“SI Financial”) shareholder. On June 26, 2019, the Company received notice of a verified consolidated amended complaint in this action, which was filed after consolidation and elimination of two additional suits filed in the same Court by other former shareholders of SI Financial. The lawsuit purports to be filed as a putative class action lawsuit against SI Financial, the individual former members of the SI Financial board of directors, and the Company, in connection with the Company’s announced intention to acquire and merge with SI Financial. The Plaintiff, on behalf of himself and similarly situated SI Financial shareholders, generally alleges that the registration statement filed with the SEC on February 4, 2019 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and that the individual Defendants breached their fiduciary duty to SI Financial shareholders and were unjustly enriched by the subject merger transaction. The Plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. Of note, SI Financial merged with and into the Company on May 17, 2019, and ceased to have any further independent legal existence at that time. The Company and the individual Defendants deny the allegations contained in the verified consolidated amended complaint and intend to vigorously defend this lawsuit. On July 26, 2019, the Company and the individual Defendants jointly filed a motion to dismiss all claims in this litigation, which is still pending before the court. On April 16, 2020, the court issued a ruling granting the Defendants’ motion to dismiss all counts of the Complaint. The Plaintiff’s claims under federal law, including Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, were dismissed with prejudice, while certain state court claims under Connecticut law were dismissed without prejudice. On May 21, 2020, the Plaintiff filed notice of his intention to appeal the trial court's dismissal of his claims to the United States Court of Appeals for the Second Circuit, but then subsequently withdrew his appeal with prejudice on June 8, 2020, thereby effectively terminating this litigation. There are no other active cases proceeding against the Company or the individual Defendants in regard to the SI Financial merger.

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. Due to changes in public health and economic conditions, the Company has identified three additional risk factors, which are discussed below. Aside from the following, there were no other major changes in risk factors identified during the first half of 2020.

The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and dramatically increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused us, and could continue to cause us, increases in our allowance for credit losses and subsequent increases in credit losses in our loan portfolios. Some of the risks we face from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our clients and the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Furthermore, the pandemic has caused us to recognize impairment of our goodwill and there could be impairment of our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued impacts on liquidity, reduced revenues in our businesses, and increased customer defaults. Furthermore, the U.S. economy experienced a recession as a result of the pandemic, and it is probable that our business would be materially and adversely affected if current conditions do not improve sufficiently. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K.

The loss recorded in 2020 may have an adverse effect on future dividend payments to common shareholders.
Due to the loss in the first half of 2020 and its impact on retained earnings, the Bank will require the approval from the Massachusetts Division of Banks in order to continue to be a source of dividend income to its parent. Over the long term, these dividends are a source of funds to the parent to support dividend payments to Company shareholders. Also due to the loss, the Company requires nonobjection from the Federal Reserve Bank of Boston for future shareholder dividend payments. Future payments of dividends will also depend on the Board’s holistic assessment of the Company’s operating, risk, and financial situations and current circumstances, as well as regulatory assessments of these factors.

As a participating lender in the SBA Paycheck Protection Program, we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP which could have a significant adverse impact on our business, financial position, results of operations, and prospects.
The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act, which established the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2020 there were no shares transferred and during the three months ended June 30, 2019, the Company transferred 1,936 shares.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2020:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2020	—	$—	—	—
May 1-31, 2020	—	—	—	—
June 1-30, 2020	—	—	—	—
Total	—	$—	—	—

In April 2019, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to 2.4 million shares of the Company's common stock. The repurchase program replaced the Company's unused 500,000 share repurchase authorization. The timing of the purchases depends on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are recorded as treasury shares. This plan was suspended in the first quarter as the pandemic emerged, and the existing authorization for share repurchases was allowed to expire. As of June 30, 2020, 1.74 million shares had been purchased under this program.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
_______________________________________

(1)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on August 9, 2018.

(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.

(3)	Incorporated herein by reference from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.

(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 10, 2020	By:	/s/ Sean A. Gray
Sean A. Gray
Acting Chief Executive Officer

Dated: August 10, 2020	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer