Form 10-Q
period 2020-09-30
BERKSHIRE HILLS BANCORP INC
filed 2020-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 6, 2020, the Registrant had 50,832,036 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands, except share data)
Assets
Cash and due from banks	$90,537	$105,447
Short-term investments	844,755	474,382
Total cash and cash equivalents	935,292	579,829

Trading security, at fair value	9,525	10,769
Marketable equity securities, at fair value	31,993	41,556
Securities available for sale, at fair value	1,575,289	1,311,555
Securities held to maturity (fair values of $356,035 and $373,277)	330,197	357,979
Federal Home Loan Bank stock and other restricted securities	40,520	48,019
Total securities	1,987,524	1,769,878
Less: Allowance for credit losses on held to maturity securities	(96)	—
Net securities	1,987,428	1,769,878

Loans held for sale	15,854	36,664

Total loans	8,982,336	9,502,428
Less: Allowance for credit losses on loans	(134,414)	(63,575)
Net loans	8,847,922	9,438,853

Premises and equipment, net	117,116	120,398
Other real estate owned	40	—
Goodwill	—	553,762
Other intangible assets	40,947	45,615
Cash surrender value of bank-owned life insurance policies	231,217	227,894
Other assets	425,675	288,945
Assets from discontinued operations	12,966	154,132
Total assets	$12,614,457	$13,215,970

Liabilities
Demand deposits	$2,585,173	$1,884,100
NOW and other deposits	1,522,289	1,492,569
Money market deposits	2,516,168	2,528,656
Savings deposits	952,836	841,283
Time deposits	2,890,093	3,589,369
Total deposits	10,466,559	10,335,977
Short-term debt	110,000	125,000
Long-term Federal Home Loan Bank advances and other	495,483	605,501
Subordinated borrowings	97,223	97,049
Total borrowings	702,706	827,550
Other liabilities	251,220	267,398
Liabilities from discontinued operations	14,947	26,481
Total liabilities	$11,435,432	$11,457,406
(continued)
	September 30, 2020	December 31, 2019
Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, 260,907 shares issued and outstanding in 2020; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019)	20,325	40,633
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,305,952 shares outstanding in 2020; 51,903,190 shares issued and 49,585,143 shares outstanding in 2019	523	517
Additional paid-in capital - common stock	1,422,300	1,422,441
Unearned compensation	(7,526)	(8,465)
Retained earnings (deficit)	(242,175)	361,082
Accumulated other comprehensive income	32,426	11,993
Treasury stock, at cost (1,597,238 shares in 2020 and 2,318,047 shares in 2019)	(46,848)	(69,637)
Total shareholders’ equity	1,179,025	1,758,564
Total liabilities and shareholders’ equity	$12,614,457	$13,215,970
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income from continuing operations
Loans	$85,688	$118,371	$278,259	$338,012
Securities and other	12,080	15,354	39,392	46,060
Total interest and dividend income	97,768	133,725	317,651	384,072
Interest expense from continuing operations
Deposits	16,070	31,501	60,460	86,396
Borrowings	4,643	5,353	16,118	23,751
Total interest expense	20,713	36,854	76,578	110,147
Net interest income from continuing operations	77,055	96,871	241,073	273,925
Non-interest income from continuing operations
Mortgage banking originations	2,044	292	4,647	616
Loan related income	4,988	6,493	12,007	17,318
Deposit related fees	7,062	8,705	20,382	23,088
Insurance commissions and fees	2,660	2,895	8,451	8,486
Wealth management fees	2,299	2,325	6,926	7,114
Total fee income	19,053	20,710	52,413	56,622
Other, net	1,927	609	492	1,363
(Loss)/gain on securities, net	(1,017)	87	(9,925)	2,655
Total non-interest income	19,963	21,406	42,980	60,640
Total net revenue from continuing operations	97,018	118,277	284,053	334,565
Provision for credit losses	1,200	22,600	65,878	30,068
Non-interest expense from continuing operations
Compensation and benefits	34,809	37,272	111,121	105,551
Occupancy and equipment	11,084	9,893	32,411	28,788
Technology and communications	8,540	6,849	24,376	19,821
Marketing and promotion	1,002	1,006	3,069	3,428
Professional services	2,567	2,282	7,852	8,510
FDIC premiums and assessments	1,518	—	4,658	3,390
Other real estate owned and foreclosures	40	150	81	150
Amortization of intangible assets	1,530	1,526	4,668	4,201
Goodwill impairment	—	—	553,762	—
Acquisition, restructuring, and other expenses	5,316	4,163	5,316	22,333
Other	6,437	7,870	21,129	23,398
Total non-interest expense	72,843	71,011	768,443	219,570

Income/(loss) from continuing operations before income taxes	$22,975	$24,666	$(550,268)	$84,927
Income tax (benefit)/expense	(68)	4,007	(18,194)	16,042
Net income/(loss) from continuing operations	$23,043	$20,659	$(532,074)	$68,885

(Loss)/income from discontinued operations before income taxes	$(2,477)	$2,747	$(21,741)	$3,975
Income tax (benefit)/expense	(659)	790	(5,789)	1,161
Net (loss)/income from discontinued operations	$(1,818)	$1,957	$(15,952)	$2,814

Net income/(loss)	$21,225	$22,616	$(548,026)	$71,699
Preferred stock dividend	58	240	313	720
Income/(loss) available to common shareholders	$21,167	$22,376	$(548,339)	$70,979
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings/(loss) per common share:
Continuing operations	$0.46	$0.40	$(10.58)	$1.41
Discontinued operations	(0.04)	0.04	(0.32)	0.06
Total	$0.42	$0.44	$(10.90)	$1.47

Diluted earnings/(loss) per common share:
Continuing operations	$0.46	$0.40	$(10.58)	$1.40
Discontinued operations	(0.04)	0.04	(0.32)	0.06
Total	$0.42	$0.44	$(10.90)	$1.46

Weighted average shares outstanding:
Basic	50,329	51,422	50,256	48,846
Diluted	50,329	51,545	50,256	48,987
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income/(loss)	$21,225	$22,616	$(548,026)	$71,699
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	(1,085)	6,154	27,529	39,477
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	272	(1,575)	(7,096)	(10,127)
Total other comprehensive income	(813)	4,579	20,433	29,350
Total comprehensive income/(loss)	$20,412	$27,195	$(527,593)	$101,049
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2019	522	$40,633	51,045	$517	$1,421,461	$(6,555)	$336,542	$11,301	$(24,062)	$1,779,837
Comprehensive income:
Net income	—	—	—	—	—	—	22,616	—	—	22,616
Other comprehensive income	—	—	—	—	—	—	—	4,579	—	4,579
Total comprehensive income	—	—	—	—	—	—	22,616	4,579	—	27,195
Cash dividends declared on common shares ($0.23 per share)	—	—	—	—	—	—	(11,812)	—	—	(11,812)
Cash dividends declared on preferred shares ($0.46 per share)	—	—	—	—	—	—	(240)	—	—	(240)
Treasury shares repurchased	—	—	(800)	—	—	—	—	—	(24,325)	(24,325)
Forfeited shares	—	—	(8)	—	(25)	252	—	—	(227)	—
Exercise of stock options	—	—	5	—	—	—	(74)	—	129	55
Restricted stock grants	—	—	152	—	867	(4,709)	—	—	3,842	—
Stock-based compensation	—	—	—	—	—	1,543	—	—	—	1,543
Other, net	—	—	—	—	50	—	(61)	—	(18)	(29)
Balance at September 30, 2019	522	$40,633	50,394	$517	$1,422,353	$(9,469)	$346,971	$15,880	$(44,661)	$1,772,224

Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140
Comprehensive income:
Net income	—	—	—	—	—	—	21,225	—	—	21,225
Other comprehensive (loss)	—	—	—	—	—	—	—	(813)	—	(813)
Total comprehensive income	—	—	—	—	—	—	21,225	(813)	—	20,412
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	—	—	(5,993)	—	—	(5,993)
Cash dividends declared on preferred shares ($0.24 per share)	—	—	—	—	—	—	(58)	—	—	(58)
Forfeited shares	—	—	(74)	—	(1,395)	2,163	—	—	(768)	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	198	—	(4,033)	(2,026)	—	—	6,059	—
Stock-based compensation	—	—	—	—	—	635	—	—	—	635
Other, net	—	—	(10)	—	—	—	3	—	(114)	(111)
Balance at September 30, 2020	261	$20,325	50,306	$523	$1,422,300	$(7,526)	$(242,175)	$32,426	$(46,848)	$1,179,025

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	71,699	—	—	71,699
Other comprehensive income	—	—	—	—	—	—	—	29,350	—	29,350
Total comprehensive income	—	—	—	—	—	—	71,699	29,350	—	101,049
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,654	—	—	—	—	176,711
Cash dividends declared on common shares ($0.69 per share)	—	—	—	—	—	—	(32,756)	—	—	(32,756)
Cash dividends declared on preferred shares ($1.38 per share)	—	—	—	—	—	—	(720)	—	—	(720)
Treasury shares repurchased	—	—	(910)	—	—	—	—	—	(27,651)	(27,651)
Forfeited shares	—	—	(59)	—	(234)	1,951	—	—	(1,717)	—
Exercise of stock options	—	—	6	—	—	—	(89)	—	158	69
Restricted stock grants	—	—	284	—	869	(8,372)	—	—	7,503	—
Stock-based compensation	—	—	—	—	—	3,546	—	—	—	3,546
Other, net	—	—	(35)	—	51	—	(2)	—	(991)	(942)
Balance at September 30, 2019	522	$40,633	50,394	$517	$1,422,353	$(9,469)	$346,971	$15,880	$(44,661)	$1,772,224

Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(548,026)	—	—	(548,026)
Other comprehensive income	—	—	—	—	—	—	—	20,433	—	20,433
Total comprehensive (loss)	—	—	—	—	—	—	(548,026)	20,433	—	(527,593)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.60 per share)	—	—	—	—	—	—	(30,143)	—	—	(30,143)
Cash dividends declared on preferred shares ($1.20 per share)	—	—	—	—	—	—	(313)	—	—	(313)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(87)	—	(1,551)	2,648	—	—	(1,097)	—
Exercise of stock options	—	—	33	—	—	—	(395)	—	1,002	607
Restricted stock grants	—	—	306	—	(3,981)	(5,159)	—	—	9,140	—
Stock-based compensation	—	—	—	—	—	3,450	—	—	—	3,450
Other, net	—	—	(39)	—	—	—	—	—	(694)	(694)
Balance at September 30, 2020	261	$20,325	50,306	$523	$1,422,300	$(7,526)	$(242,175)	$32,426	$(46,848)	$1,179,025
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net (loss)/income from continuing operations	$(532,074)	$68,885
Net (loss)/income from discontinued operations	(15,952)	2,814
Net (loss)/income	$(548,026)	$71,699
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	65,878	30,068
Net amortization of securities	2,035	1,811
Change in unamortized net loan costs and premiums	20,565	8,964
Premises and equipment depreciation and amortization expense	8,944	7,844
Stock-based compensation expense	3,450	3,546
Accretion of purchase accounting entries, net	(8,146)	(9,589)
Amortization of other intangibles	4,668	4,201
Income from cash surrender value of bank-owned life insurance policies	(3,876)	(3,546)
Securities losses (gains), net	9,925	(2,655)
Net change in loans held-for-sale	(7,130)	(2,920)
Decrease in right-of-use lease assets	1,809	10,025
Decrease in lease liabilities	(1,746)	(10,189)
Loss on disposition of assets	327	1,615
Loss on sale of real estate	13	5
Amortization of interest in tax-advantaged projects	2,621	4,459
Goodwill impairment	553,762	—
Net change in other	(36,152)	(4,803)
Net cash provided by operating activities of continuing operations	84,873	107,721
Net cash provided (used) by operating activities of discontinued operations	109,897	(104,001)
Net cash provided by operating activities	194,770	3,720
Cash flows from investing activities:
Net decrease in trading security	546	522
Purchases of marketable equity securities	(17,631)	(18,150)
Proceeds from sales of marketable equity securities	18,458	17,728
Purchases of securities available for sale	(635,194)	(30,032)
Proceeds from sales of securities available for sale	71,844	82,978
Proceeds from maturities, calls, and prepayments of securities available for sale	320,010	151,155
Purchases of securities held to maturity	(3,200)	(5,692)
Proceeds from maturities, calls, and prepayments of securities held to maturity	29,237	13,822
Net change in loans	474,707	395,643
Proceeds from surrender of bank-owned life insurance	553	1,457
Purchase of Federal Home Loan Bank stock	(6,741)	(112,208)
Proceeds from redemption of Federal Home Loan Bank stock	14,240	141,424
Net investment in limited partnership tax credits	(6,499)	(3,997)
Purchase of premises and equipment, net	(6,190)	(8,518)
Acquisitions, net of cash acquired	—	110,774
Proceeds from sales of seasoned commercial loan portfolios	37,988	—
Proceeds from sale of other real estate	171	150
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net investing cash flows from discontinued operations	—	(2)
Net cash provided by investing activities	292,299	737,054
Cash flows from financing activities:
Net increase in deposits	133,031	109,238
Proceeds from Federal Home Loan Bank advances and other borrowings	326,277	5,267,520
Repayments of Federal Home Loan Bank advances and other borrowings	(451,493)	(5,937,568)
Purchase of treasury stock	(473)	(27,651)
Exercise of stock options	607	69
Common and preferred stock cash dividends paid	(30,456)	(33,476)
Settlement of derivative contracts with financial institution counterparties	(109,099)	—
Net cash used by financing activities	(131,606)	(621,868)

Net change in cash and cash equivalents	355,463	118,906

Cash and cash equivalents at beginning of period	579,829	183,189

Cash and cash equivalents at end of period	$935,292	$302,095

Supplemental cash flow information:
Interest paid on deposits	$67,119	$87,499
Interest paid on borrowed funds	16,961	27,499
Income taxes paid, net	345	8,368

Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$1,595,054
Liabilities assumed	—	(1,530,010)

Other non-cash changes:
Other net comprehensive income	$20,433	$29,350
Impact to retained earnings from adoption of ASC 326, net of tax	24,380	—
Reclass of seasoned loan portfolios to held-for-sale, net	10,048	—
Real estate owned acquired in settlement of loans	224	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Under CECL the Company determines its allowance for credit losses on loans using pools of assets with similar risk characteristics. The Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. The Company’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Enhancements were made in the third quarter of 2020 to the Company’s economic adjustment calculation. The Company implemented segment-level loss calculations based on the equation of the fit line which replaced the previous calculation using a range. This allows the model to calculate a specific point estimate for the loss rate as compared to using a mid-point of a range. Additionally, the Company utilized actual loan runoff by segment whereas previously a calculation was utilized for the weighted average life period. The enhancements to the economic adjustment calculation were accounted for as a change in estimate and were not considered material to the overall calculation. Outside of the model, non-economic qualitative factors are applied to further refine the expected loss calculation for each portfolio. A seven quarter reasonable and supportable forecast period with a 1 year reversion period is currently used for all loan portfolios. When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, non-accrual loans above a threshold deemed appropriate by management, TDRs, potential TDRs, and collateral dependent loans are individually assessed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present accrued interest receivable separately from the amortized cost basis on the balance sheet and is not currently estimating an allowance for credit loss on accrued interest. This election applies to loans as well as debt securities. The Company's non-accrual policies have not changed as a result of adopting CECL.

The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On the adoption date, the Company increased the allowance for credit losses for loans by $25.4 million and increased the allowance for credit losses for unfunded loan commitments by $8.0 million (in other liabilities). The increase related to the Company's acquired loan portfolio totaled $15.3 million. Under the previously applicable accounting guidance, any remaining unamortized loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans was reduced by the remaining loan discounts. The new ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The FASB provided transition relief, allowing entities to irrevocably elect, upon adoption of CECL, the fair value option (FVO) on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the FVO under ASC 825-10. It is applied through a cumulative-effect adjustment to retained earnings. The Company elected the FVO for the taxi medallion portfolio resulting in a $15.3 million reduction in loan valuation. As of January 1, 2020, the Company recorded a cumulative-effect adjustment of $24.4 million decrease in retained earnings, net of deferred tax balances of $9.0 million.

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

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. The Company continued to wind-down the operations of FCLS through the third quarter of 2020 and intends to complete a second transaction to transfer licenses and other intellectual property by the end of the year. Operating results for the three and nine months ended September 30, 2020, include expenses related to the wind-down of operations.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at September     30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Assets
Loans held for sale, at fair value	$1,742	$132,655
Premises and equipment, net	—	1,073
Other real estate owned	361	—
Mortgage servicing rights, at fair value	3,855	12,299
Mortgage banking derivatives	—	2,329
Right-of-use asset	1,773	3,462
Other assets	5,235	2,314
Total assets	$12,966	$154,132
Liabilities
Customer payments in process	$11,698	$15,372
Lease liability	1,773	3,494
Other liabilities	1,476	7,615
Total liabilities	$14,947	$26,481

FCLS funds its lending operations and maintains working capital through an intercompany line-of-credit with the Bank. Although the sale of FCLS will contemplate settlement of these borrowings, debt was not allocated to discontinued operations due to the intercompany nature of the borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents operating results of the discontinued operations of FCLS for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest income	$23	$1,765	$1,516	$4,627
Interest expense	3	1,030	390	2,676
Net interest income	20	735	1,126	1,951
Non-interest income	(286)	15,055	(4,175)	37,114
Total net revenue	(266)	15,790	(3,049)	39,065
Non-interest expense	2,211	13,043	18,692	35,090
(Loss)/income from discontinued operations before income taxes	(2,477)	2,747	(21,741)	3,975
Income tax (benefit)/expense	(659)	790	(5,789)	1,161
Net (loss)/income from discontinued operations	$(1,818)	$1,957	$(15,952)	$2,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $8.8 million and $9.4 million, and a fair value of $9.5 million and $10.8 million, at September 30, 2020 and December 31, 2019, respectively. As discussed further in Note 9 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2020 or December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
September 30, 2020
Securities available for sale
Municipal bonds and obligations	$97,463	$7,057	$(13)	$104,507	$—
Agency collateralized mortgage obligations	722,124	19,469	(124)	741,469	—
Agency mortgage-backed securities	322,252	4,202	(437)	326,017	—
Agency commercial mortgage-backed securities	263,406	10,304	(102)	273,608	—
Corporate bonds	74,357	842	(222)	74,977	—
Other bonds and obligations	52,958	1,762	(9)	54,711	—
Total securities available for sale	1,532,560	43,636	(907)	1,575,289	—
Securities held to maturity
Municipal bonds and obligations	242,666	18,401	—	261,067	67
Agency collateralized mortgage obligations	68,124	6,535	—	74,659	—
Agency mortgage-backed securities	5,280	208	—	5,488	—
Agency commercial mortgage-backed securities	10,305	671	—	10,976	—
Tax advantaged economic development bonds	3,527	32	(9)	3,550	29
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	330,197	25,847	(9)	356,035	96
Marketable equity securities	34,179	1,480	(3,666)	31,993	—
Total	$1,896,936	$70,963	$(4,582)	$1,963,317	$96

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2019
Securities available for sale
Municipal bonds and obligations	$104,325	$5,813	$—	$110,138	$—
Agency collateralized mortgage obligations	742,550	6,431	(169)	748,812	—
Agency mortgage-backed securities	146,589	1,515	(360)	147,744	—
Agency commercial mortgage-backed securities	148,066	176	(1,146)	147,096	—
Corporate bonds	115,395	1,788	(607)	116,576	—
Other bonds and obligations	40,414	780	(5)	41,189	—
Total securities available for sale	1,297,339	16,503	(2,287)	1,311,555	—
Securities held to maturity
Municipal bonds and obligations	252,936	13,095	(5)	266,026	—
Agency collateralized mortgage obligations	69,667	2,870	(50)	72,487	—
Agency mortgage-backed securities	6,271	29	—	6,300	—
Agency commercial mortgage-backed securities	10,353	51	—	10,404	—
Tax advantaged economic development bonds	18,456	218	(910)	17,764	—
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	357,979	16,263	(965)	373,277	—
Marketable equity securities	37,138	5,147	(729)	41,556	—
Total	$1,692,456	$37,913	$(3,981)	$1,726,388	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and nine months ended September 30, 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2020	(62)	(51)	(113)
Provision for credit losses- reversal	(5)	22	17
Balance at September 30, 2020	(67)	(29)	(96)

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	—	—	—
Impact of ASC 326 adoption	(83)	(226)	(309)
Provision for credit losses- reversal	16	197	213
Balance at September 30, 2020	(67)	(29)	(96)

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

As of September 30, 2020, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$38,196	$38,234	$2,526	$2,528
Over 1 year to 5 years	12,714	12,610	4,006	4,022
Over 5 years to 10 years	75,351	76,403	23,066	23,897
Over 10 years	98,517	106,948	216,890	234,465
Total bonds and obligations	224,778	234,195	246,488	264,912
Mortgage-backed securities	1,307,782	1,341,094	83,709	91,123
Total	$1,532,560	$1,575,289	$330,197	$356,035

During the three months ended September 30, 2020, purchases of AFS securities totaled $319.2 million and the proceeds from the sale of AFS securities totaled $64.2 million. During the nine months ended September 30, 2020, purchases of AFS securities totaled $635.2 million and the proceeds from the sale of AFS securities totaled $71.8 million. During the three months ended September 30, 2019, purchases of AFS securities totaled $14.9 million. During the three months ended September 30, 2019, there were no securities sold. During the nine months ended September 30, 2019, purchases of AFS securities totaled $30.0 million and the proceeds from the sale of AFS securities totaled $83.0 million. During the three months ended September 30, 2020, gross gains on AFS securities totaled $704.6 thousand and there were $698.6 thousand gross losses. During the nine months ended September 30, 2020, gross gains on AFS securities totaled $705.4 thousand and gross losses totaled $699.9 thousand. During the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
three months ended September 30,2019, gross gains on AFS securities totaled $5 thousand and gross losses totaled $1 thousand. During the nine months ended September 30, 2019, gross gains totaled $11 thousand and gross losses totaled $7 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income.

Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2020
Securities available for sale
Municipal bonds and obligations	$13	$3,451	$—	$—	$13	$3,451
Agency collateralized mortgage obligations	124	44,785	—	—	124	44,785
Agency mortgage-backed securities	434	133,536	3	257	437	133,793
Agency commercial mortgage-backed securities	102	22,336	—	—	102	22,336
Corporate bonds	222	10,663	—	—	222	10,663
Other bonds and obligations	—	—	9	1,064	9	1,064
Total securities available for sale	895	214,771	12	1,321	907	216,092

Securities held to maturity
Tax advantaged economic development bonds	9	1,430	—	—	9	1,430
Total securities held to maturity	9	1,430	—	—	9	1,430
Total	$904	$216,201	$12	$1,321	$916	$217,522

December 31, 2019
Securities available for sale
Agency collateralized mortgage obligations	127	52,623	42	6,267	169	58,890
Agency mortgage-backed securities	59	10,640	301	23,404	360	34,044
Agency commercial mortgage-backed securities	1,097	116,324	49	11,250	1,146	127,574
Corporate bonds	—	—	607	42,823	607	42,823
Other bonds and obligations	4	1,239	1	29	5	1,268
Total securities available for sale	1,287	180,826	1,000	83,773	2,287	264,599

Securities held to maturity
Municipal bonds and obligations	5	800	—	—	5	800
Agency collateralized mortgage obligations	50	9,778	—	—	50	9,778
Tax advantaged economic development bonds	—	—	910	6,925	910	6,925
Total securities held to maturity	55	10,578	910	6,925	965	17,503
Total	$1,342	$191,404	$1,910	$90,698	$3,252	$282,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2020:

AFS municipal bonds and obligations
At September 30, 2020, 2 of the 174 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2020, 14 of the 257 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2020, 15 of the 122 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2020, 3 of the 18 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 10.4% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At September 30, 2020, 3 of the 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2020, 1 of the 3 securities in the Company’s portfolio of tax-advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 0.6% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

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

(In thousands)	December 31, 2019 Statement Balance	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Loans:
Construction	$448,452	$187	$448,639
Commercial multifamily	631,740	252	631,992
Commercial real estate owner occupied	673,308	3,185	676,493
Commercial real estate non-owner occupied	2,189,780	6,540	2,196,320
Commercial and industrial	1,522,059	(13,372)	1,508,687
Commercial and industrial - other	321,624	1,160	322,784
Residential real estate	2,853,385	1,868	2,855,253
Home equity	378,793	10	378,803
Consumer other	483,287	205	483,492
Total	$9,502,428	$35	$9,502,463

Allowance:
Construction	$2,713	$(342)	$2,371
Commercial multifamily	4,413	(1,842)	2,571
Commercial real estate owner occupied	4,880	6,062	10,942
Commercial real estate non-owner occupied	16,344	11,201	27,545
Commercial and industrial	17,243	(2,696)	14,547
Commercial and industrial - other	2,856	507	3,363
Residential real estate	9,970	6,799	16,769
Home equity	1,470	4,884	6,354
Consumer other	3,686	861	4,547
Total	$63,575	$25,434	$89,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	September 30, 2020	December 31, 2019
Construction	$490,111	$448,452
Commercial multifamily	535,936	631,740
Commercial real estate owner occupied	595,791	673,308
Commercial real estate non-owner occupied	2,258,935	2,189,780
Commercial and industrial	1,819,175	1,522,059
Commercial and industrial - other	311,505	321,624
Residential real estate	2,270,458	2,853,385
Home equity	349,274	378,793
Consumer other	351,151	483,287
Total loans	$8,982,336	$9,502,428

Allowance for credit losses	134,414	63,575
Net loans	$8,847,922	$9,438,853

As of September 30, 2020, loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $708.1 million. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses for Loans
The Allowance for Credit Losses for Loans (“ACLL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
•the existence and growth of concentrations of credit;
•the volume and severity of past due financial assets, including nonaccrual assets;
•the institutions lending and credit review as well as the experience and ability of relevant management and staff and;
•the effect of other external factors such as regulatory, competition, regional market conditions, legal and technological environment and other events such as natural disasters;
•the effect of other economic factors such as economic stimulus and customer forbearance programs.
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three and nine months ended September 30, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended September 30, 2020
Construction	$7,779	$—	$7,779	$—	$—	$(1,122)	$6,657
Commercial multifamily	4,299	—	4,299	—	—	(518)	3,781
Commercial real estate owner occupied	11,552	—	11,552	(58)	38	(537)	10,995
Commercial real estate non-owner occupied	34,707	—	34,707	—	155	(2,088)	32,774
Commercial and industrial	17,779	—	17,779	(2,358)	161	1,346	16,928
Commercial and industrial - other	5,317	—	5,317	(3,610)	245	1,968	3,920
Residential real estate	39,004	—	39,004	(1,085)	842	1,130	39,891
Home equity	8,021	—	8,021	(88)	36	1,352	9,321
Consumer other	10,936	—	10,936	(577)	102	(314)	10,147
Total allowance for credit losses	$139,394	$—	$139,394	$(7,776)	$1,579	$1,217	$134,414

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$4,286	$6,657
Commercial multifamily	4,413	(1,842)	2,571	(50)	—	1,260	3,781
Commercial real estate owner occupied	4,880	6,062	10,942	(8,670)	907	7,816	10,995
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	290	5,074	32,774
Commercial and industrial	17,243	(2,696)	14,547	(7,480)	3,709	6,152	16,928
Commercial and industrial - other	2,856	507	3,363	(6,773)	316	7,014	3,920
Residential real estate	9,970	6,799	16,769	(2,212)	936	24,398	39,891
Home equity	1,470	4,884	6,354	(322)	136	3,153	9,321
Consumer other	3,686	861	4,547	(1,840)	502	6,938	10,147
Total allowance for credit losses	$63,575	$25,434	$89,009	$(27,482)	$6,796	$66,091	$134,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2020 was as follows:

(In thousands)	Total
Balance at June 30, 2020	$8,593
Expense for credit losses	—
Balance at September 30, 2020	$8,593

(In thousands)	Total
Balance at December 31, 2019	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Expense for credit losses	500
Balance at September 30, 2020	$8,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Information
The Company monitors the credit quality of its portfolio by using internal risk ratings that are based on regulatory guidance. Loans that are given a Pass rating are not considered a problem credit. Loans that are classified as Special Mention loans are considered to have potential weaknesses and are evaluated closely by management. Substandard, including non-accruing loans, are loans for which a definitive weakness has been identified and which may make full collection of contractual cash flows questionable. Doubtful loans are those with identified weaknesses that make full collection of contractual cash flows, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2020
Construction
Risk rating
Pass	$35,430	$241,497	$155,695	$29,807	$17,600	$3,115	$933	$—	$484,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,034	4,000	—	—	—	—	6,034
Total	$35,430	$241,497	$157,729	$33,807	$17,600	$3,115	$933	$—	$490,111

Commercial multifamily:
Risk rating
Pass	$28,876	$56,630	$79,397	$72,790	$89,041	$185,276	$29	$—	$512,039
Special Mention	—	—	—	13,595	—	—	—	—	13,595
Substandard	—	—	—	—	47	10,108	147	—	10,302
Total	$28,876	$56,630	$79,397	$86,385	$89,088	$195,384	$176	$—	$535,936

Commercial real estate owner occupied:
Risk rating
Pass	$44,304	$90,869	$112,768	$71,574	$38,231	$205,814	$3,461	$—	$567,021
Special Mention	—	2,123	1,815	—	—	2,001	—	—	5,939
Substandard	—	—	5,638	1,622	1,704	13,867	—	—	22,831
Total	$44,304	$92,992	$120,221	$73,196	$39,935	$221,682	$3,461	$—	$595,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate non-owner occupied:
Risk rating
Pass	$133,231	$291,079	$469,033	$250,093	$314,902	$583,861	$16,967	$—	$2,059,166
Special Mention	—	295	3,094	17,254	12,901	68,838	495	—	102,877
Substandard	7,804	6,844	3,817	11,368	2,950	63,914	195	—	96,892
Total	$141,035	$298,218	$475,944	$278,715	$330,753	$716,613	$17,657	$—	$2,258,935

Commercial and industrial:
Risk rating
Pass	$755,987	$96,675	$189,565	$121,633	$47,911	$150,299	$401,356	$—	$1,763,426
Special Mention	—	1,507	5,950	693	604	—	20,614	—	29,368
Substandard	1,354	275	6,354	1,661	1,965	5,848	8,522	—	25,979
Doubtful	—	—	—	—	—	—	402	—	402
Total	$757,341	$98,457	$201,869	$123,987	$50,480	$156,147	$430,894	$—	$1,819,175

Commercial and industrial - other:
Risk rating
Pass	$34,814	$78,318	$78,149	$33,573	$7,717	$14,585	$4,614	$—	$251,770
Special Mention	933	1,100	1,944	741	497	64	—	—	5,279
Substandard	2,543	29,372	12,006	4,542	3,286	307	2,400	—	54,456
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,290	$108,790	$92,099	$38,856	$11,500	$14,956	$7,014	$—	$311,505

Residential real estate
Risk rating
Pass	$133,186	$163,232	$373,222	$399,237	$391,953	$794,072	$3,260	$—	$2,258,162
Special Mention	39	—	—	—	—	468	38	—	545
Substandard	—	97	539	1,162	429	9,515	9	—	11,751
Total	$133,225	$163,329	$373,761	$400,399	$392,382	$804,055	$3,307	$—	$2,270,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2020
Home equity:
Payment performance
Performing	$2,191	$1,995	$432	$1,990	$515	$1,954	$336,569	$—	$345,646
Nonperforming	—	—	2	—	—	—	3,626	—	3,628
Total	$2,191	$1,995	$434	$1,990	$515	$1,954	$340,195	$—	$349,274

Consumer other:
Payment performance
Performing	$11,381	$39,877	$121,304	$80,701	$43,513	$37,256	$11,464	$—	$345,496
Nonperforming	34	404	1,563	1,480	1,698	447	29	—	5,655
Total	$11,415	$40,281	$122,867	$82,181	$45,211	$37,703	$11,493	$—	$351,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at September 30, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2020
Construction	$50	$46	$2,034	$2,130	$487,981	$490,111
Commercial multifamily	278	3,584	1,047	4,909	531,027	535,936
Commercial real estate owner occupied	896	948	8,470	10,314	585,477	595,791
Commercial real estate non-owner occupied	1,377	2,826	10,412	14,615	2,244,320	2,258,935
Commercial and industrial	3,832	2,592	13,743	20,167	1,799,008	1,819,175
Commercial and industrial - other	766	232	3,969	4,967	306,538	311,505
Residential real estate	4,080	999	10,865	15,944	2,254,514	2,270,458
Home equity	598	181	4,022	4,801	344,473	349,274
Consumer other	3,437	904	5,704	10,045	341,106	351,151
Total	$15,314	$12,312	$60,266	$87,892	$8,894,444	$8,982,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2020:

	January 1, 2020	June 30, 2020	September 30, 2020
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$2,034	$2,034	$—	$—
Commercial multifamily	811	753	884	598	163	—
Commercial real estate owner occupied	15,389	6,513	8,291	2,429	179	—
Commercial real estate non-owner occupied	1,031	2,372	3,074	2,170	7,338	—
Commercial and industrial	5,465	8,103	10,300	3,869	3,443	—
Commercial and industrial - other	5,753	6,173	3,969	2,959	—	—
Residential real estate	6,411	13,997	9,555	5,876	1,310	—
Home equity	1,798	2,405	3,628	490	394	—
Consumer other	2,982	4,568	5,655	49	49	—
Total	$39,640	$44,884	$47,390	$20,474	$12,876	$—

The commercial and industrial loans nonaccrual amortized cost includes medallion loans with a fair value of $2.8 million and a contractual balance of $66.4 million.

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
September 30, 2020
Construction	$2,389	$—	$—
Commercial multifamily	598	—	—
Commercial real estate owner occupied	8,956	—	—
Commercial real estate non-owner occupied	3,819	—	—
Commercial and industrial	2,506	59	245
Commercial and industrial - other	—	—	2,958
Residential real estate	5,290	—	—
Home equity	272	—	—
Consumer other	26	—	—
Total loans	$23,856	$59	$3,203

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

The following table presents activity in TDRs for the three and nine months ended September 30, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended September 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	779	(12)	—	—	—	767
Commercial real estate owner occupied	2,919	(19)	—	—	18	2,918
Commercial real estate non-owner occupied	11,166	—	—	1,241	194	12,601
Commercial and industrial	1,080	(12)	—	(2)	—	1,066
Commercial and industrial - other	1,483	(115)	—	(56)	399	1,711
Residential real estate	1,968	(57)	—	—	—	1,911
Home equity	275	(3)	—	(72)	—	200
Consumer other	43	(3)	—	—	—	40
Total	$19,713	$(221)	$—	$1,111	$611	$21,214

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Nine months ended September 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(26)	—	—	—	767
Commercial real estate owner occupied	13,331	(5,721)	—	(4,710)	18	2,918
Commercial real estate non-owner occupied	1,373	—	—	1,241	9,987	12,601
Commercial and industrial	1,109	(41)	—	(2)	—	1,066
Commercial and industrial - other	340	(157)	—	(58)	1,586	1,711
Residential real estate	2,045	(134)	—	—	—	1,911
Home equity	277	(5)	—	(72)	—	200
Consumer other	48	(8)	—	—	—	40
Total	$19,316	$(6,092)	$—	$(3,601)	$11,591	$21,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Total
Three months ended September 30, 2020
TDR:
Number of loans	10
Pre-modification outstanding recorded investment	$611
Post-modification outstanding recorded investment	$611

Three months ended September 30, 2019
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$65
Post-modification outstanding recorded investment	$65

(dollars in thousands)	Total
Nine months ended September 30, 2020
TDR:
Number of loans	15
Pre-modification outstanding recorded investment	$11,591
Post-modification outstanding recorded investment	$11,591

Nine months ended September 30, 2019
TDR:
Number of loans	7
Pre-modification outstanding recorded investment	$685
Post-modification outstanding recorded investment	$682

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2020 and 2019.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 11 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$5,420	$2,840
Acquisitions	—	4,200
Accretion	(2,872)	(6,470)
Net reclassification from nonaccretable difference	2,066	4,195
Payments received, net	(196)	(356)
Reclassification to TDR	—	9
Balance at end of period	$4,418	$4,418

The following is a summary of past due loans at December 31, 2019:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$382,014	$382,014	$—
Commercial real estate	423	89	15,623	16,135	2,398,807	2,414,942	—
Total	423	89	15,623	16,135	2,780,821	2,796,956	—
Commercial and industrial loans
Total	2,841	2,033	10,662	15,536	1,427,081	1,442,617	122
Residential mortgages:
1-4 family	1,669	714	3,350	5,733	2,138,084	2,143,817	800
Construction	—	—	—	—	4,641	4,641	—
Total	1,669	714	3,350	5,733	2,142,725	2,148,458	800
Consumer loans:
Home equity	149	—	1,147	1,296	272,571	273,867	52
Auto and other	4,709	990	2,729	8,428	496,171	504,599	1
Total	4,858	990	3,876	9,724	768,742	778,466	53
Total	$9,791	$3,826	$33,511	$47,128	$7,119,369	$7,166,497	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,396	$47,792	$—
Commercial real estate	3,907	245	10,247	14,399	21,639	1,189,521	5,751
Total	3,907	245	10,247	14,399	23,035	1,237,313	5,751
Commercial and industrial loans
Total	888	299	1,275	2,462	26,718	397,891	442
Residential mortgages:
1-4 family	745	491	932	2,168	10,840	533,536	139
Construction	—	—	—	—	—	3,478	—
Total	745	491	932	2,168	10,840	537,014	139
Consumer loans:
Home equity	346	222	789	1,357	540	106,724	72
Auto and other	120	22	265	407	286	56,989	—
Total	466	244	1,054	1,764	826	163,713	72
Total	$6,006	$1,279	$13,508	$20,793	$61,419	$2,335,931	$6,404

The following is summary information pertaining to non-accrual loans at December 31, 2019:

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—
Other commercial real estate	15,623	4,496	20,119
Total	15,623	4,496	20,119
Commercial and industrial loans:
Total	10,540	833	11,373

Residential mortgages:
1-4 family	2,550	793	3,343
Construction	—	—	—
Total	2,550	793	3,343
Consumer loans:
Home equity	1,095	717	1,812
Auto and other	2,728	265	2,993
Total	3,823	982	4,805
Total non-accrual loans	$32,536	$7,104	$39,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans evaluated for impairment as of December 31, 2019 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$19,192	$9,167	$3,019	$630	$32,008
Collectively evaluated	2,777,764	1,433,450	2,145,439	777,836	7,134,489
Total	$2,796,956	$1,442,617	$2,148,458	$778,466	$7,166,497

Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,241	$464	$372	$575	$5,652
Purchased credit-impaired loans	23,035	26,718	10,840	826	61,419
Collectively evaluated	1,210,037	370,709	525,802	162,312	2,268,860
Total	$1,237,313	$397,891	$537,014	$163,713	$2,335,931

The following is a summary of impaired loans at December 31, 2019:
Business Activities Loans

	December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$18,676	$37,493	$—
Commercial and industrial loans	4,805	10,104	—
Residential mortgages - 1-4 family	433	699	—
Consumer - home equity	32	238	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$550	$1,411	$20
Commercial and industrial loans	4,166	12,136	122
Residential mortgages - 1-4 family	2,615	2,924	109
Consumer - home equity	594	614	42
Consumer - other	8	8	1

Total
Commercial real estate	$19,226	$38,904	$20
Commercial and industrial loans	8,971	22,240	122
Residential mortgages	3,048	3,623	109
Consumer	634	860	43
Total impaired loans	$31,879	$65,627	$294
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

The modifications for the three and nine months ended September 30, 2019 were attributable to interest rate concessions, maturity date extensions, modified payment terms, reamortization, and accelerated maturity.

	Modifications by Class For the three months ending September 30, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	—	$—	$—
Commercial and industrial loans	—	—	—
Residential mortgages - 1-4 family	2	65	65
	2	$65	$65

	Modifications by Class For the nine months ending September 30, 2019
	Number of Modifications	Pre-Modification Outstanding Recorded Investment (In thousands)	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$145	$145
Commercial and industrial loans	3	475	472
Residential mortgages - 1-4 family	2	65	65
	7	$685	$682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no TDRs that defaulted within twelve months of modifications during the three and nine months ended September 30, 2019.

The following table presents the Company’s TDR activity for the three and nine months ended September 30, 2019:

(In thousands)	Three Months Ended September 30, 2019
Balance at beginning of year	$25,089
Principal payments	(3,876)
TDR status change (1)	—
Other reductions (2)	(1,548)
Newly identified TDRs	65
Balance at end of year	$19,730

(In thousands)	Nine Months Ended September 30, 2019
Balance at beginning of year	$27,415
Principal payments	(5,664)
TDR status change (1)	—
Other reductions (2)	(2,703)
Newly identified TDRs	682
Balance at end of year	$19,730
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

Activity in the allowance for loan losses for the three and nine months ended September 30, 2019 was as follows:

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

The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit was determined using the guideline public company method. As a result of the assessment, the Company recognized a full goodwill impairment for the nine months ended September 30, 2020.

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

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Time less than $100,000	$780,654	$905,190
Time $100,000 through $250,000	1,504,455	2,027,717
Time more than $250,000	604,984	656,462
Total time deposits	$2,890,093	$3,589,369

Included in total deposits are brokered deposits of $0.8 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively. Included in total deposits are reciprocal deposits of $128.9 million and $91.7 million at September 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.               BORROWED FUNDS

Borrowed funds at September 30, 2020 and December 31, 2019 are summarized, as follows:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$110,000	1.16%	$125,000	2.06%
Total short-term borrowings:	110,000	1.16	125,000	2.06
Long-term borrowings:
Advances from the FHLB and other borrowings	494,859	1.90	605,501	2.16
Paycheck Protection Program Liquidity Facility ("PPPLF")	624	0.35	—	—
Subordinated borrowings	74,366	7.00	74,232	7.00
Junior subordinated borrowing - Trust I	15,464	2.11	15,464	3.76
Junior subordinated borrowing - Trust II	7,393	1.95	7,353	3.59
Total long-term borrowings:	592,706	2.55	702,550	2.72
Total	$702,706	2.33%	$827,550	2.62%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2020 and December 31, 2019. The Bank's available borrowing capacity with the FHLB was $1.6 billion for both the periods ended September 30, 2020 and December 31, 2019.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended September 30, 2020 and December 31, 2019. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of September 30, 2020, the Bank had pledged PPP loans of $624 thousand, which is equal to the amount borrowed. The Bank's available borrowing capacity with the Federal Reserve Bank was $870.2 million and $201.3 million for the periods ended September 30, 2020 and December 31, 2019, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at September 30, 2020 included callable advances totaling $10.0 million and amortizing advances totaling $5.5 million. The advances outstanding at December 31, 2019 included callable advances totaling $10.0 million and amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of September 30, 2020 is as follows:

	September 30, 2020
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2020	$129,994	1.57%
2021	395,476	1.80
2022	58,706	1.92
2023	11,170	2.19
2023 and beyond	9,513	1.61
Total FHLB advances	$604,859	1.77%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2020 and December 31, 2019.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $246 thousand and $338 thousand for unamortized debt issuance costs as of September 30, 2020 and December 31 2019, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.11% and 3.76% at September 30, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.95% and 3.59% at September 30, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2020, the Company held derivatives with a total notional amount of $3.8 billion. The Company had economic hedges totaling $3.8 billion and $75.1 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $17.6 million in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations. See Note 2 - Discontinued Operations for more information on assets and liabilities classified as discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2020.

The Company pledged collateral to derivative counterparties in the form of cash totaling $77.1 million and securities with an amortized cost of $38.6 million and a fair value of $38.9 million as of September 30, 2020. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,843	9.2	0.52%	5.09%	$(1,933)
Interest rate swaps on loans with commercial loan customers	1,713,149	6.0	4.28%	1.93%	177,731
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,713,149	6.0	1.93%	4.28%	(72,386)
Risk participation agreements with dealer banks	315,936	7.0			660
Forward sale commitments (2)	17,594	0.2			397
Total economic hedges	3,768,671				104,469

Non-hedging derivatives:
Commitments to lend (2)	75,090	0.2			1,498
Total non-hedging derivatives	75,090				1,498

Total	$3,843,761				$105,967
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of September 30, 2020, the Company has an interest rate swap with a $9.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.0 million as of September 30, 2020. The interest income and expense on these mirror image swaps exactly offset each other.

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

The Company uses the following types of forward sale commitments contracts:
•Best efforts loan sales,
•Mandatory delivery loan sales, and
•To Be Announced (“TBA”) mortgage-backed securities sales.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$106	$(120)	$(444)	$(463)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(10,219)	26,975	104,434	91,931
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	406	(872)	(2,029)	(2,156)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	10,219	(26,975)	(104,434)	(91,931)

Risk participation agreements:
Unrealized (loss)/gain recognized in other non-interest income	(26)	68	339	174

Forward commitments:
Unrealized (loss)/gain recognized in discontinued operations	(50)	1,090	624	680
Realized gain/(loss) in discontinued operations	48	(3,343)	(8,283)	(9,142)

Non-hedging derivatives
Commitments to lend
Unrealized gain/(loss) recognized in discontinued operations	$349	$(1,921)	$(1,130)	$3,157
Realized gain in discontinued operations	1,563	20,476	14,532	48,189

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

The Company had net asset positions with its financial institution counterparties totaling $1.1 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company had net asset positions with its commercial banking counterparties totaling $177.7 million and $76.4 million as of September 30, 2020 and December 31, 2019, respectively. The Company had net liability positions with its financial institution counterparties totaling $74.8 million and $78.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company had no net liability positions with its commercial banking counterparties as of September 30, 2020. The Company had net liability positions with its commercial banking counterparties totaling $1.1 million as of December 31, 2019. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2020 and December 31, 2019:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,199	$(92)	$1,107	$—	$—	$1,107
Commercial counterparties	177,731	—	177,731	—	—	177,731
Total	$178,930	$(92)	$178,838	$—	$—	$178,838

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(184,018)	$109,253	$(74,765)	$38,893	$77,075	$41,203
Commercial counterparties	—	—	—	—	—	—
Total	$(184,018)	$109,253	$(74,765)	$38,893	$77,075	$41,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$640	$(54)	$586	$—	$—	$586
Commercial counterparties	76,428	(22)	76,406	—	—	76,406
Total	$77,068	$(76)	$76,992	$—	$—	$76,992

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(80,024)	$1,219	$(78,805)	$25,828	$96,310	$43,333
Commercial counterparties	(1,080)	—	(1,080)	—	—	(1,080)
Total	$(81,104)	$1,219	$(79,885)	$25,828	$96,310	$42,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At September 30, 2020, lease expiration dates ranged from 1 month to 20 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		September 30, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$71,937	$76,332
Finance lease right-of-use assets	Premises and equipment, net	7,328	7,720
Total Lease Right-of-Use Assets		$79,265	$84,052

Lease Liabilities
Operating lease liabilities (2)	Other liabilities	$76,185	$80,734
Finance lease liabilities	Other liabilities	10,510	10,883
Total Lease Liabilities		$86,695	$91,617
(1) Includes operating lease right-of-use assets classified as discontinued operations of $1.8 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Includes operating lease liabilities classified as discontinued operations of $1.8 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively.

Supplemental information related to leases was as follows:

	September 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.9	10.3
Finance leases	14.1	14.8

Weighted-Average Discount Rate
Operating leases	3.02%	3.36%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended September 30, 2020 was $3.4 million, of which $0.2 million was related to FCLS and is reported as discontinued operations. Lease expense for operating leases for the nine months ended September 30, 2020 was $10.2 million, of which $0.9 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended September 30, 2019 was $3.7 million, of which $0.7 million was related to FCLS and is reported as discontinued operations. Lease expense for operating leases for the nine months ended September 30, 2019 was $10.7 million, of which $2.2 million was related to FCLS and is reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,441	$3,829
Operating cash flows from finance leases	133	159
Financing cash flows from finance leases	125	119
(1) Includes operating cash flows from operating leases related to discontinued operations of $0.2 million and $0.7 million at September 30, 2020 and September 30, 2019 respectively.

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$10,461	$10,984
Operating cash flows from finance leases	399	478
Financing cash flows from finance leases	374	315
(1) Includes operating cash flows from operating leases related to discontinued operations of $0.9 million and $2.2 million at September 30, 2020 and September 30, 2019 respectively.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2020:

(In thousands)	Operating Leases	Finance Leases
2020	$3,396	$250
2021	12,826	1,031
2022	11,671	1,031
2023	9,738	1,037
2024	8,345	1,037
Thereafter	42,438	10,260
Total undiscounted lease payments (1)	88,414	14,646
Less amounts representing interest (1)	(12,229)	(4,136)
Lease liability (1)	$76,185	$10,510
(1) Includes $1.8 million of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The impact of the COVID-19 pandemic is fluid and continues to evolve, which is adversely affecting some of the Company’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets, and our clients, employees, and vendors.

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

During the current year, the Company’s results of operations were negatively impacted by full impairment of the Company's goodwill, an increase in its provision for credit losses and related allowance for credit losses, a decline in the fair value of its equity portfolio, and a decline in valuation of assets accounted for pursuant to the fair value option. At this time, it is difficult to quantify the impact COVID-19 will have on the Company during the remainder of 2020. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, results of operations and prospects. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Through September 30, 2020, the Company had modified 5,884 loans with a carrying value of $1.6 billion. As of September 30, 2020, the Company had 728 active modified loans outstanding with a carrying value of $231.7 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. Refer to Note 1 - Basis of Presentation for additional information regarding the Company's accounting policy regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2020	Regulatory Minimum to be Well Capitalized	December 31, 2019	Regulatory Minimum to be Well Capitalized
Company (consolidated)
Total capital to risk weighted assets	15.4%	N/A	13.7%	N/A
Common equity tier 1 capital to risk weighted assets	13.2	N/A	12.1	N/A
Tier 1 capital to risk weighted assets	13.4	N/A	12.3	N/A
Tier 1 capital to average assets	9.2	N/A	9.3	N/A

Bank
Total capital to risk weighted assets	14.3%	10.0%	12.8%	10.0%
Common equity tier 1 capital to risk weighted assets	13.2	6.5	12.2	6.5
Tier 1 capital to risk weighted assets	13.2	8.0	12.2	8.0
Tier 1 capital to average assets	9.0	5.0	9.1	5.0

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

At September 30, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2020 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$46,792	$19,263
Net unrealized holding (loss) on pension plans	(3,023)	(3,023)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(12,155)	(5,059)
Net unrealized tax benefit on pension plans	812	812
Accumulated other comprehensive income	$32,426	$11,993

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$(1,079)	$270	$(809)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding gain on AFS securities	(1,085)	272	(813)
Other comprehensive income	$(1,085)	$272	$(813)

Three Months Ended September 30, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$6,159	$(1,576)	$4,583
Less: reclassification adjustment for (losses) realized in net income	5	(1)	4
Net unrealized holding gain on AFS securities	6,154	(1,575)	4,579
Other comprehensive income	$6,154	$(1,575)	$4,579

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2020
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$27,534	$(7,097)	$20,437
Less: reclassification adjustment for (losses) realized in net income	5	(1)	4
Net unrealized holding gain on AFS securities	27,529	(7,096)	20,433
Other comprehensive income	$27,529	$(7,096)	$20,433

Nine Months Ended September 30, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$39,486	$(10,129)	$29,357
Less: reclassification adjustment for gains realized in net income	9	(2)	7
Net unrealized holding gain on AFS securities	39,477	(10,127)	29,350
Other comprehensive income	$39,477	$(10,127)	$29,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income, for the three and nine ended September 30, 2020 and 2019:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2020
Balance at Beginning of Period	$35,450	$(2,211)	$33,239
Other comprehensive income before reclassifications	(809)	—	(809)
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive income	(813)	—	(813)
Balance at End of Period	$34,637	$(2,211)	$32,426

Three Months Ended September 30, 2019
Balance at Beginning of Period	$13,318	$(2,017)	$11,301
Other comprehensive income before reclassifications	4,583	—	4,583
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive income	4,579	—	4,579
Balance at End of Period	$17,897	$(2,017)	$15,880

Nine Months Ended September 30, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	20,437	—	20,437
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive income	20,433	—	20,433
Balance at End of Period	$34,637	$(2,211)	$32,426

Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income before reclassifications	29,357	—	29,357
Less: amounts reclassified from accumulated other comprehensive income	7	—	7
Total other comprehensive income	29,350	—	29,350
Balance at End of Period	$17,897	$(2,017)	$15,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine ended September 30, 2020 and 2019:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2020	2019	is Presented
Realized gains on AFS securities:
	$6	$5	Non-interest income
	(2)	(1)	Tax expense
	4	4	Net of tax

Total reclassifications for the period	$4	$4	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2020	2019	is Presented
Realized gains on AFS securities:
	$5	$9	Non-interest income
	(1)	(2)	Tax expense
	4	7	Net of tax

Total reclassifications for the period	$4	$7	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Income/(loss) from continuing operations	$23,043	$20,659	$(532,074)	$68,885
(Loss)/income from discontinued operations	(1,818)	1,957	(15,952)	2,814
Net income/(loss)	$21,225	$22,616	$(548,026)	$71,699

Average number of common shares issued	51,903	51,903	51,903	49,068
Less: average number of treasury shares	1,560	1,089	1,674	855
Less: average number of unvested stock award shares	536	435	499	410
Plus: average participating preferred shares	522	1,043	526	1,043
Average number of basic shares outstanding	50,329	51,422	50,256	48,846
Plus: dilutive effect of unvested stock award shares	—	87	—	109
Plus: dilutive effect of stock options outstanding	—	36	—	32
Average number of diluted shares outstanding	50,329	51,545	50,256	48,987

Basic earnings/(loss) per common share:
Continuing operations	$0.46	$0.40	$(10.58)	$1.41
Discontinued operations	(0.04)	0.04	(0.32)	0.06
Total	$0.42	$0.44	$(10.90)	$1.47

Diluted earnings/(loss) per common share:
Continuing operations	$0.46	$0.40	$(10.58)	$1.40
Discontinued operations	(0.04)	0.04	(0.32)	0.06
Total	$0.42	$0.44	$(10.90)	$1.46

Due to the Company's average stock price during the period, all unvested restricted stock and options were considered anti-dilutive for the three months ended September 30, 2020. Due to the year-to-date net loss, all unvested restricted stock and options were considered anti-dilutive for the nine months ended September 30, 2020. For the three months ended September 30, 2019, 348 thousand shares of restricted stock and 125 thousand options were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2019, 296 thousand shares of restricted stock and 60 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2020 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2019	450	$32.47	153	$22.00
Granted	306	16.84	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(33)	18.38
Stock awards vested	(133)	33.84	—	—
Forfeited	(87)	30.23	—	—
Expired	—	—	(1)	9.85
September 30, 2020	536	$28.35	119	$22.72
Exercisable options at September 30, 2020			119	$22.72

During the three ended September 30, 2020 there were no options exercised. During the nine months ended September 30, 2020, proceeds from stock option exercises totaled $607 thousand. During the three and nine months ended September 30, 2019, proceeds from stock option exercises totaled $55 thousand and $69 thousand. During the three and nine months ended September 30, 2020, there were 37 thousand and 133 thousand shares vested in connection with stock awards, respectively. During the three and nine months ended September 30, 2019, there were 3 thousand and 130 thousand shares issued in connection with vested stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $0.6 million and $1.5 million during the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense totaled $3.5 million and $3.5 million during the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,525	$9,525
Securities available for sale:
Municipal bonds and obligations	—	104,507	—	104,507
Agency collateralized mortgage obligations	—	741,469	—	741,469
Agency residential mortgage-backed securities	—	326,017	—	326,017
Agency commercial mortgage-backed securities	—	273,608	—	273,608
Corporate bonds	—	49,152	25,825	74,977
Other bonds and obligations	—	54,711	—	54,711
Marketable equity securities	31,321	672	—	31,993
Loans held for investment at fair value	—	—	2,774	2,774
Loans held for sale (1)	—	17,596	—	17,596
Derivative assets (1)	—	177,731	1,895	179,626
Capitalized servicing rights (1)	—	—	3,855	3,855
Derivative liabilities (1)	—	73,659	—	73,659
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$10,769	$10,769
Securities available for sale:
Municipal bonds and obligations	—	110,138	—	110,138
Agency collateralized mortgage obligations	—	748,812	—	748,812
Agency residential mortgage-backed securities	—	147,744	—	147,744
Agency commercial mortgage-backed securities	—	147,096	—	147,096
Corporate bonds	—	73,610	42,966	116,576
Other bonds and obligations	—	41,189	—	41,189
Marketable equity securities	40,499	1,057	—	41,556
Loans held for investment at fair value	—	—	—	—
Loans held for sale (1)	—	140,280	—	140,280
Derivative assets (1)	—	77,562	2,628	80,190
Capitalized servicing rights (1)	—	—	12,229	12,229
Derivative liabilities (1)	227	80,454	—	80,681

(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers between levels during the three or nine months ended September 30, 2020.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of September 30, 2020.

			Aggregate Fair Value
September 30, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,774	$66,381	$(63,607)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$15,854	$15,430	$424
Loans held for sale - discontinued operations	1,742	1,811	(69)
Total loans held for sale	$17,596	$17,241	$355

			Aggregate Fair Value
December 31, 2019	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale - continuing operations	$7,625	$7,485	$140
Loans held for sale - discontinued operations	132,655	129,622	3,033
Total loans held for sale	$140,280	$137,107	$3,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three months ended September 30, 2020, were losses of $6 thousand from continuing operations and gains of $0.9 million from discontinued operations. The changes in fair value of loans held for sale for the nine months ended September 30, 2020 were gains of $284 thousand from continuing operations and losses of $3.1 million from discontinued operations. During the three months ended September 30, 2020, originations of loans held for sale from continuing operations totaled $70.6 million and sales of loans originated for sale from continuing operations totaled $74.1 million.

During the three months ended September 30, 2019, originations of loans held for sale from continuing operations totaled $22.6 million and sales of loans originated for sale from continuing operations totaled $25.1 million. During the nine months ended September 30, 2020, originations of loans held for sale from continuing operations totaled $149.5 million and sales of loans originated for sale from continuing operations totaled $141.3 million. During the nine months ended September 30, 2019, originations of loans held for sale from continuing operations totaled $51.5 million and sales of loans originated for sale from continuing operations totaled $48.6 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended September 30, 2020
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828
Unrealized gain/(loss), net recognized in other non-interest income	190	—	1,189	—	(50)	—
Unrealized gain included in accumulated other comprehensive income	—	225	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	2,124	—	(973)
Paydown of asset	(184)	—	(1,555)	—	—	—
Transfers to held for sale loans	—	—	—	(1,775)	—	—
Additions to servicing rights	—	—	—	—	—	—
September 30, 2020	$9,525	$25,825	$2,774	$1,498	$397	$3,855

Nine Months Ended September 30, 2020
December 31, 2019	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326	—	—	7,660	—	—	—
Maturity of AFS security	—	(17,000)	—	—	—	—
Unrealized (loss)/gain, net recognized in other non-interest income	(698)	—	(2,523)	—	397	—
Unrealized (loss) included in accumulated other comprehensive income	—	(141)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	15,877	—	(8,255)
Transfers to Level 2	—	—	—	—	—	—
Paydown of asset	(546)	—	(2,363)	—	—	—
Transfers to held for sale loans	—	—	0	(17,007)	—	—
Additions to servicing rights	—	—	0	—	—	(189)
September 30, 2020	$9,525	$25,825	$2,774	$1,498	$397	$3,855

Unrealized gain/(loss) relating to instruments still held at September 30, 2020	$682	$(643)	$—	$1,498	$397	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans		Capitalized
	Trading	Available	Held for	Commitments	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Rights (1)
Three Months Ended September 30, 2019
June 30, 2019	$11,210	$—	$—	$9,005	$11,206
Unrealized gain, net recognized in other non-interest income	109	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	19,915	(1,381)
Paydown of trading security	(174)	—	—	—	—
Transfers to held for sale loans	—	—	—	(21,836)	—
Additions to servicing rights	—	—	—	—	6,588
September 30, 2019	$11,145	$—	$—	$7,084	$16,413

Nine Months Ended September 30, 2019
December 31, 2018	$11,212	$—	$—	$3,927	$11,485
Unrealized gain, net recognized in other non-interest income	454	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	48,254	(4,495)
Paydown of trading security	(521)	—	—	—	—
Transfers to held for sale loans	—	—	—	(45,097)	—
Additions to servicing rights	—	$—	—	—	9,423
September 30, 2018	$11,145	$—	$—	$7,084	$16,413

Unrealized gains relating to instruments still held at September 30, 2019	$1,576	$—	$—	$7,084	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,525	Discounted Cash Flow	Discount Rate	3.75%
AFS Securities	25,825	Indication from Market Maker	Price	97% - 100%
Loan held for investment	2,774	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.8 - $26.5
Commitments to lend (1)	1,498	Historical Trend	Closing Ratio	74.40%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments (1)	397	Historical Trend	Closing Ratio	74.40%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights (1)	3,855	Discounted cash flow	Constant Prepayment Rate (CPR)	25.35%
			Discount Rate	10.00%
Total	$43,874
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$10,769	Discounted Cash Flow	Discount Rate	2.21%
AFS Securities	42,966	Indication from Market Maker	Price	97% - 100%
Commitments to lend (1)	2,628	Historical Trend	Closing Ratio	77.81%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights (1)	12,299	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.50%
			Discount Rate	10.00%
Total	$68,662
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

	September 30, 2020	December 31, 2019	Fair Value Measurement Date as of September 30, 2020
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated loans	$41,312	$8,831	September 2020
Capitalized servicing rights	13,694	14,152	September 2020
Other real estate owned (1)	401	—	September 2020
Total	$55,407	$22,983
(1)    Includes discontinued operations.

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated loans	$41,312	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	0.04% to 100.00% (48.31%)
			Appraised Value	$0 to $10,972 ($8,258)
Capitalized servicing rights	13,694	Discounted Cash Flow	Constant Prepayment Rate (CPR)	14.98% to 22.05% (17.08%)
			Discount Rate	8.25% to 11.00% (9.17%)
Other Real Estate Owned (2)	401	Fair Value of Collateral	Appraised Value	$94 - $361
Total	$55,407
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.
(2)    Includes discontinued operations.

	Fair Value
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Impaired Loans	$8,831	Fair Value of Collateral	Discounted Cash Flow - loss severity	15.72% to 0.12% (4.50%)
			Appraised Value	$8 to $1,548 ($736)
Capitalized servicing rights	14,152	Discounted Cash Flow	Constant Prepayment Rate (CPR)	9.44% to 14.12% (12.25%)
			Discount Rate	10.00% to 13.50% (11.78%)
Other Real Estate Owned	—	Fair Value of Collateral	Appraised Value	—
Total	$22,983
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2020 and December 31, 2019.

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

	September 30, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$935,292	$935,292	$935,292	$—	$—
Trading security	9,525	9,525	—	—	9,525
Marketable equity securities	31,993	31,993	31,321	672	—
Securities available for sale	1,575,289	1,575,289	—	1,549,464	25,825
Securities held to maturity	330,197	356,035	—	352,485	3,550
FHLB bank stock and restricted securities	40,520	N/A	N/A	N/A	N/A
Net loans	8,847,922	9,172,009	—	—	9,172,009
Loans held for sale (1)	17,596	17,596	—	17,596	—
Accrued interest receivable	48,467	48,467	—	48,467	—
Derivative assets (1)	179,626	179,626	—	177,731	1,895
Financial Liabilities
Total deposits	$10,466,559	$10,483,734	$—	$10,483,734	$—
Short-term debt	110,000	110,214	—	110,214	—
Long-term Federal Home Loan Bank advances and other	495,483	500,933	—	500,933	—
Subordinated borrowings	97,223	94,287	—	94,287	—
Derivative liabilities (1)	73,659	73,659	—	73,659	—
(1) Includes assets and liabilities classified as discontinued operations.

	December 31, 2019
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$579,829	$579,829	$579,829	$—	$—
Trading security	10,769	10,769	—	—	10,769
Marketable equity securities	41,556	41,556	40,499	1,057	—
Securities available for sale and other	1,311,555	1,311,555	—	1,267,573	43,982
Securities held to maturity	357,979	373,277	—	355,513	17,764
FHLB bank stock and restricted securities	48,019	N/A	N/A	N/A	N/A
Net loans	9,438,853	9,653,550	—	—	9,653,550
Loans held for sale (1)	169,319	169,319	—	140,280	29,039
Accrued interest receivable	36,462	36,462	—	36,462	—
Derivative assets (1)	80,190	80,190	—	77,562	2,628
Financial Liabilities
Total deposits	$10,335,977	$10,338,993	$—	$10,338,993	$—
Short-term debt	125,000	125,081	—	125,081	—
Long-term Federal Home Loan Bank advances	605,501	606,381	—	606,381	—
Subordinated borrowings	97,049	101,055	—	101,055	—
Derivative liabilities (1)	80,681	80,681	227	80,454	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net interest income from continuing operations	$77,055	$96,871	$241,073	$273,925
Provision for credit losses	1,200	22,600	65,878	30,068
Net interest income from continuing operations after provision for credit losses	$75,855	$74,271	$175,195	$243,857

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

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PER SHARE DATA (1)
Net earnings/(loss) per common share, diluted	$0.42	$0.44	$(10.90)	$1.46
Adjusted earnings/(loss) per common share, diluted (1)	0.53	0.46	0.32	1.70
Total book value per common share	23.03	34.36	23.03	34.36
Tangible book value per common share (2)	22.22	22.42	22.22	22.42
Dividend per common share	0.12	0.23	0.60	0.69
Dividend per preferred share	0.24	0.46	1.20	1.38
Common stock price:
High	11.26	33.33	33.04	33.33
Low	8.55	28.20	8.55	26.02
Close	10.11	29.29	10.11	29.29
PERFORMANCE RATIOS (3)
Return on assets	0.67%	0.67%	(5.63)%	0.74%
Adjusted return on assets (1)	0.84	0.71	0.17	0.88
Return on equity	7.50	5.12	(48.26)	5.70
Adjusted return on equity (1)	9.33	5.35	1.44	6.64
Adjusted return on tangible common equity (1)	10.27	8.74	2.39	10.74
Net interest margin, fully taxable equivalent (FTE) (4) (6)	2.61	3.22	2.75	3.19
Fee income/Net interest and fee income	19.82	17.61	17.86	17.13
Efficiency ratio (2)	65.39	53.37	67.72	56.30
GROWTH RATIOS
Total commercial loans, (organic, annualized) (5)	(8)%	(8)%	5%	(9)%
Total loans, (organic, annualized)	(17)	(9)	(7)	(9)
Total deposits, (organic, annualized)	(11)	(5)	2	2
Total net revenues, (compared to prior year period)	(18)	9	(15)	4
Earnings per share, (compared to prior year period)	(5)	(37)	(847)	(26)
Adjusted earnings per share (compared to prior-year period)(2)	15	(36)	(81)	(18)
FINANCIAL DATA: (In millions)
Total assets	$12,614	$13,532	$12,614	$13,532
Total earning assets	11,832	12,174	11,832	12,174
Total securities	1,988	1,861	1,988	1,861
Total borrowings	703	1,001	703	1,001
Total loans	8,982	9,719	8,982	9,719
Allowance for credit losses	134	62	134	62
Total intangible assets	41	602	41	602
Total deposits	10,467	10,423	10,467	10,423
Total stockholders’ equity	1,179	1,772	1,179	1,772
Net income/(loss)	21.2	22.6	(548.0)	71.7
Adjusted income (2)	26.4	23.7	16.3	83.5
Purchased accounting accretion	2.5	4.8	7.7	9.3
Goodwill impairment	—	—	553.8	—

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ASSET QUALITY AND CONDITION RATIOS (6)
Net charge-offs (annualized)/average loans	0.27%	0.92%	0.29%	0.41%
Total non-performing assets/total assets	0.39	0.28	0.39	0.27
Allowance for credit losses/total loans	1.50	0.64	1.50	0.64
Loans/deposits	86	93	86	93
Shareholders' equity to total assets	9.35	13.10	9.35	13.10
Tangible shareholders' equity to tangible assets (2)	9.05	9.05	9.05	9.05

FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$77,055	$96,871	$241,073	$273,925
Non-interest income from continuing operations	19,963	21,406	42,980	60,640
Net revenue from continuing operations	97,018	118,277	284,053	334,565
Provision for credit losses	1,200	22,600	65,878	30,068
Non-interest expense from continuing operations	72,843	71,011	768,443	219,570
Net income/(loss)	21,225	22,616	(548,026)	71,699
Adjusted income (1)	26,424	23,664	16,315	83,513
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
(6)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended September 30, 2020 and 2019 was 0.08% and 0.16%, respectively. The increase for the nine months ended September 30, 2020 and 2019 was 0.07% and 0.14%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,986	3.52%	$3,998	4.92%	$3,997	3.90%	$3,700	4.95%
Commercial and industrial loans	2,192	3.88	1,951	5.58	2,047	4.31	1,998	5.74
Residential mortgages	2,224	3.78	2,849	3.73	2,444	3.78	2,707	3.74
Consumer loans	801	3.59	1,036	4.55	863	3.86	1,060	4.51
Total loans (1)	9,203	3.68	9,834	4.67	9,351	3.95	9,465	4.72
Investment securities (2)	1,874	2.78	1,847	3.41	1,804	3.06	1,879	3.42
Short-term investments & loans held for sale (3)	766	0.21	310	4.11	613	0.83	166	3.69
Total interest-earning assets	11,843	3.31	11,991	4.45	11,768	3.63	11,510	4.49
Intangible assets	41	X	604		410		570
Other non-interest earning assets	760		669		725		607
Assets from discontinued operations	16		204		75		171
Total assets	$12,660		$13,468		$12,978		$12,858

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,243	0.24%	$1,112	0.61%	$1,196	0.34%	$1,043	0.64%
Money market	2,674	0.38	2,625	1.27	2,699	0.65	2,493	1.25
Savings	941	0.10	838	0.13	896	0.11	786	0.15
Time	3,056	1.63	4,159	2.02	3,263	1.78	3,730	2.05
Total interest-bearing deposits	7,914	0.81	8,734	1.43	8,054	1.00	8,052	1.43
Borrowings and notes (4)	777	2.36	816	3.12	890	2.44	1,200	2.96
Total interest-bearing liabilities	8,691	0.95	9,550	1.57	8,944	1.14	9,252	1.63
Non-interest-bearing demand deposits	2,559		1,865		2,250		1,694
Other non-interest earning liabilities	254		257		245		215
Liabilities from discontinued operations	23		28		25		20
Total liabilities	11,527		11,700		11,464		11,181

Total preferred shareholders' equity	20		41		20		41
Total common shareholders' equity	1,113		1,727		1,494		1,636
Total shareholders’ equity (2)	1,133		1,768		1,514		1,677
Total liabilities and stockholders’ equity	$12,660		$13,468		$12,978		$12,858

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.36%		2.88%		2.49%		2.86%
Net interest margin (5)		2.61		3.22		2.75		3.19
Cost of funds		0.73		1.32		0.92		1.38
Cost of deposits		0.61		1.18		0.79		1.19

Supplementary data
Total deposits (In millions)	$10,473		$10,598		$10,304		$9,744
Fully taxable equivalent income adj. (In thousands) (6)	1,512		1,826		4,917		5,517
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
(5)     Purchased accounting accretion totaled $2.5 and $4.8 million for the three months ended September 30, 2020 and 2019, respectively. Purchased accounting accretion totaled $7.7 and $9.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, restructuring costs, goodwill impairment, and discontinued operations. Discontinued operations are the Company’s national mortgage banking operations for which the Company is pursuing sale opportunities. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. Merger costs in 2019 are primarily related to the acquisition of SI Financial Group, Inc. in May 2019. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. They also include costs related to the consolidation of branches, including eight branches for the full year of 2019. Restructuring expense and other for the third quarter of 2020 primarily related to executive separation expense as a result of the CEO transition.

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

Due to the anticipated earnings volatility resulting from loan loss provisions reflecting changes in estimates of uncertain future economic conditions under the new CECL accounting standard, many users of bank financial statements are focusing on Pre-Provision Net Revenue (“PPNR”). This is a measure of revenue less expenses, and is calculated before the loan loss provision and income tax expense. This measure gives clearer visibility of the operations of the company during the periods presented in the income statements, without the impact of period-end estimates of future uncertain events. This measure also enhances comparisons of operations across different banks, which might have significantly different period-end estimates of uncertain future economic conditions that affect the loan loss provision. Consistent with its previous practices measuring results on an adjusted basis before the impacts of acquisitions, divestitures, and other designated items, the Company has introduced the measure of Adjusted Pre-Provision Net Revenue (“Adjusted PPNR”) which measures PPNR excluding adjustments for items not viewed as related to ongoing operations. This measure is now integral to the Company’s analysis of its operations, and is not viewed as a substitute for GAAP measures of net income. Analysts also use this measure in assessing the Company’s operations and in making comparisons across banks. The Company and analysts also measure Adjusted PPNR/Assets in order to utilize the PPNR measure in assessing its comparative operating profitability. This measure primarily relies on the measures of adjusted revenue and adjusted expense already used in the Company’s calculation of its efficiency ratio.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2020	2019	2020	2019
GAAP Net income/(loss)		$21,225	$22,616	$(548,026)	$71,699
Adj: Net losses/(gains) on securities (1)		1,017	(87)	9,925	(2,655)
Adj: Goodwill impairment		—	—	553,762	—
Adj: Merger and acquisition expense		—	3,802	—	15,122
Adj: Restructuring and other expense		5,316	361	5,316	7,211
Adj: Loss/(income) from discontinued operations before income taxes		2,477	(2,747)	21,741	(3,975)
Adj: Income taxes		(3,611)	(281)	(26,403)	(3,889)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$26,424	$23,664	$16,315	$83,513

GAAP Total revenue		$97,018	$118,277	$284,053	$334,565
Adj: Losses/(gains) on securities, net (1)		1,017	(87)	9,925	(2,655)
Total operating revenue (non-GAAP) (2)	(B)	$98,035	$118,190	$293,978	$331,910

GAAP Total non-interest expense		$72,843	$71,011	$768,443	$219,570
Less: Total non-operating expense (see above)		(5,316)	(4,163)	(5,316)	(22,333)
Less: Goodwill impairment		$—	$—	(553,762)	—
Operating non-interest expense (non-GAAP) (2)	(C)	$67,527	$66,848	$209,365	$197,237

Total revenue		$96,752	$134,067	$281,004	$373,630
Total non-interest expense		75,054	84,054	787,135	254,660
Pre-tax, pre-provision net revenue ("PPNR") (2)		$21,698	$50,013	$(506,131)	$118,970

Total revenue from continuing operations		$97,018	$118,277	$284,053	$334,565
Total non-interest expense from continuing operations		72,843	71,011	768,443	219,570
Pre-tax, pre-provision net revenue ("PPNR") from continuing operations (2)		$24,175	$47,266	$(484,390)	$114,995

Total adjusted revenue (2)		$98,035	$118,190	$293,978	$331,910
Adjusted non-interest expense (2)		67,527	66,848	209,365	197,237
Adjusted pre-tax, pre-provision net revenue ("PPNR") (2)		$30,508	$51,342	$84,613	$134,673

(In millions, except per share data)
Total average assets	(D)	$12,660	$13,468	$13,001	$12,857
Total average shareholders’ equity	(E)	1,133	1,768	1,513	1,677
Total average tangible shareholders’ equity (2)	(F)	1,091	1,164	1,104	1,106
Total average tangible common shareholders' equity (2)	(G)	1,071	1,124	1,083	1,066
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,138	1,170	1,138	1,170
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,118	1,130	1,118	1,130
Total tangible assets, period-end (2)(3)	(J)	12,574	12,930	12,574	12,930

Total common shares outstanding, period-end (thousands)	(K)	50,306	50,394	50,306	50,394
Average diluted shares outstanding (thousands)	(L)	50,329	51,545	50,290	48,987

Earnings per common share, diluted		$0.42	$0.44	$(10.90)	$1.46
Adjusted earnings per common share, diluted (2)	(A/L)	0.53	0.46	0.32	1.70
Book value per common share, period-end		23.03	34.36	23.03	34.36
Tangible book value per common share, period-end (2)	(I/K)	22.22	22.42	22.22	22.42
Total shareholders' equity/total assets		9.35	13.10	9.35	13.10
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	9.05	9.05	9.05	9.05

Performance ratios (4)
GAAP return on assets		0.67%	0.67%	(5.63)%	0.74%
Adjusted return on assets (2)	(A/D)	0.84	0.71	0.17	0.88
GAAP return on equity		7.50	5.12	(48.26)	5.70
Adjusted return on equity (2)	(A/E)	9.33	5.35	1.44	6.64
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	10.27	8.74	2.39	10.74
Efficiency ratio (2)	(C-O)/(B+M+P)	65.39	53.37	67.72	56.30
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$1,377	$2,382	$3,364	$5,447
Non-interest income charge on tax-credit investments (7)	(N)	(1,090)	(1,942)	(2,673)	(4,459)
Net income on tax-credit investments	(M+N)	287	440	691	988

Intangible amortization	(O)	1,530	1,526	4,668	4,201
Fully taxable equivalent income adjustment	(P)	1,512	1,826	4,917	5,517
__________________________________________________________________________________________
(1)     Net securities losses/(losses) for the periods ending September 30, 2020 and 2019 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

Be FIRST Culture & Corporate Responsibility
We believe that everyone, from every neighborhood, should be able to bank with dignity. We are committed to providing financial solutions to meet our customers’ needs, engaging with under-resourced people and communities to ensure access, addressing racial equity and upward economic mobility as well as fostering a workplace culture where everyone feels like they belong. Our Be FIRST values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork guide us as we navigate our environment to create long-term sustainable value for all our stakeholders. We continue to lead the way forward with our Be FIRST Commitment, our roadmap for purpose-driven, socially responsible 21st century community banking. We implemented a strong foundation of governance systems including our Corporate Responsibility & Culture Committee of our Board of Directors, Diversity & Inclusion Employee Committee, Responsible & Sustainable Business Policy and Social & Environmental Responsibility Risk Management Framework which collectively integrate social, environmental, cultural and reputational considerations through all aspects of the company. Berkshire Bank serves the underbanked through the Reevx LabsTM platform at reevxlabs.com. The Labs operate with a guiding belief that by disrupting the traditional barriers to resources, the Labs can build new economies that change communities and the world.

We engage directly with our stakeholders and leverage a number of communications channels and strategic content including our Corporate Responsibility website, www.berkshirebank.com/csr, annual report, and proxy statement to highlight our commitment to disclosure and transparency. Our annual Corporate Responsibility Report, Leading the Way Forward: Purpose-Driven Performance, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the company's environmental, social, governance and cultural programs as well as our progress on The Be FIRST Commitment. We are proud to be recognized for our leadership and performance with several local, regional, national and international awards including the North American Inspiring Workplaces Award, the U.S. Chamber of Commerce Foundation Top Corporate Steward Citizens Award and our listing in the Bloomberg Gender Equality Index.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as updated by the Risk Factors in Part II Item 1A of this report.

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

SUMMARY
The emergence of the COVID-19 global pandemic dominated the Company’s activities and results during the first nine months of 2020. Berkshire is managing pandemic related impacts to its operations and borrowers and doing the necessary work to adjust its business model to improve performance in this environment. As discussed below, the Company’s operations and results reflected major changes related to the emergence of the pandemic in 2020. Results in the third quarter showed significant progress towards normalization, including higher revenue and lower expenses compared to the second quarter of 2020.

Government authorities shut down much societal activity in March, including schools, government offices, and nonessential retail businesses; most households remained sheltered except for essential travel. The Company’s region became a world hot spot due to the prevalence of COVID-19 disease and death rates. Unprecedented federal fiscal and monetary stimulus was deployed nationally to mitigate the economic impacts and to support essential public services. Improving public health allowed the gradual reduction of government restrictions beginning in May and continuing through the third quarter. U.S. GDP fell by 7.8% quarter-to-quarter in the second quarter, which was followed by an 8.3% increase in the third quarter. This left GDP down 2.7% from the end of 2019. The Federal Reserve Board of Governors caused short term interest rates to drop approximately 1.50%, and Federal Reserve actions resulted in rates coming down across all maturities.

The Bank initially closed its branches except for drive-through tellers, and most back-office staff moved to work from home status. The Bank was able to resume most branch activities in the third quarter, while back-office staff continue to telecommute. Business activities shifted during this period to provide expedited support for supporting stimulus programs and servicing the needs of customers and communities arising from the emergency conditions. Numerous programs were developed to provide support and assistance to the Bank’s staff and communities, including granting of loan payment modifications pursuant to government guidelines and the origination of commercial Paycheck Protection Program (“PPP”) SBA guaranteed loans to support employment during the shutdown.

Changes in the Company’s financial condition and results were primarily due to the pandemic and the changes in financial market conditions and economic expectations. Under accounting rules, the Company recorded large non-cash charges for goodwill impairment and the credit loss provision which were not primarily related to the Company’s business activities during the first half of the year. These charges resulted in losses for the first and second quarters, but did not materially affect most regulatory capital measures, cash flows, or liquidity. Among the most significant financial impacts from the pandemic were the following:

•Goodwill impairment: In the second quarter, the Company recorded a $554 million noncash expense representing the full impairment and write-off of the carrying value of goodwill due to the impact of the COVID-19 disease on economic and financial market conditions resulting in a lower fair value of the Company’s equity;

•Loan Loss Provision: A $65 million noncash credit loss provision expense was recorded in the first half of 2020 primarily representing projected pandemic related credit losses in future periods under the new Current Expected Credit Losses (“CECL”) accounting standard;

•Reduced Revenue: Net revenue from continuing operations decreased year-over-year by 15% for the year-to-date and by 18% for the quarter due primarily to compression of the net interest margin resulting from the near zero interest rate policy implemented by the Federal Reserve Board of Governors, and reflecting the Company’s asset sensitive interest rate risk profile;

•Loan Modifications: Short-term loan payment deferrals were granted in accordance with terms established by bank regulators to lessen borrower hardship;

•Balance Sheet Changes: A pandemic related deposit surge was primarily invested in short-term investment reserves held at the Federal Reserve Bank of Boston. The Company originated $708 million in PPP loans to support employment, and these loans partially offset reductions in other loan categories due to reduced economic activity, government stimulus, and accelerated prepayments. Deposits increased as borrowers stored liquidity resulting from government stimulus and reduced economic activity. Total equity decreased but most regulatory capital ratios improved, and measures of liquidity improved due to reduced usage of wholesale funding.

Reflecting the above activity, the Company recorded a loss of ($569) million, or ($11.33) per common share for the first six months of 2020. This loss was a result of noncash charges for goodwill impairment and the provision for credit losses on loans. Results returned to profitability in the third quarter, with net income totaling $21 million, or $0.42 per common share.

In conformance with the industry guidelines issued by the Federal Reserve at the outset of the pandemic, the Company ceased repurchases of common stock in the first quarter, and let its outstanding repurchase authorization expire at the end of the first quarter. Also, consistent with Federal Reserve guidelines, the Company reduced its shareholder dividend by 50% in the third quarter of 2020. This reduction was made to better align the dividend payout and dividend yield with the reduced level of operating earnings in the current environment. The Company’s stock repurchase program was primarily focused on returning shareholder capital which was viewed as excess as a result of its strategic restructuring in 2019. The Company evaluates its capital and earnings on an ongoing basis within a framework of achieving a balanced return of shareholder capital through dividends and stock repurchases over time including an evaluation of business and market conditions.

In October 2020, the Company announced the launch of best-in-class digital account opening technology which has been in development for a number of months. This is a more visible component of the technology investment that has been absorbed into the current expense run rate. This platform provides benefits to the customer experience, to revenue generation, and to the Company’s operating efficiency. The company is also enhancing its customer experience by upgrading its call center and rolling out its e-signature platform. These enhanced capabilities are that much more valuable as a result of the customer needs and accelerated digital transformation resulting from the pandemic.

Also in October 2020, the Company announced that it is pursuing strategic initiatives targeted to reduce annualized operating expenses by $10-15 million, with a goal that these reductions will become fully effective during the second half of 2021. These initiatives are in response to the long term revenue impacts of the near zero interest rate environment which has reduced revenue in the current year. The initiatives also recognize long term changes in customer behaviors and the Bank’s operating model based on the accelerated transition to the digital economy resulting from the pandemic. The Company is well along with its strategic analysis, which includes reshaping the branch office network, identifying and releasing surplus corporate real estate, and making other operational adjustments to its business model. The Company also plans to formalize cost save opportunities arising from work from home as well as changes in procurement processes in the current environment. The Company’s goal is to streamline its business model in its core markets and leverage organic growth around that foundation. Two critical enablers are the technology that the Company has previously invested in and its personalized banking services program, MyBanker. Berkshire has been successfully deploying these mobile personal bankers for a number of years to bring service to customers where and when they need it and they remain integral to the distinctive customer experience that the Bank is developing as a 21st century community bank.

On August 10, 2020, the Company announced that, pursuant to a separation agreement, Richard M. Marotta had stepped down from his position as President and Chief Executive Officer of the Company and CEO of the Bank, as well as from his role as a Director to pursue new opportunities. The Bank’s leadership succession planning process concluded with the Board choosing Sean A. Gray, to serve as Acting President and CEO for the Company. The Board initiated a CEO search process to consider candidates inside and outside of Berkshire, and Mr. Gray is a candidate in that search process. Mr. Gray has been President of Berkshire Bank since November 2018, and also served as Senior Executive Vice President of Berkshire Hills Bancorp, Inc. and Chief Operating Officer of the Bank from 2015. Mr. Gray joined Berkshire in 2007 as First Vice President, Retail Banking and has held various positions including Executive Vice President, Retail Banking.

In line with the Company’s initiatives, Mr. Gray recently announced the promotion of two of Berkshire leaders to regional president positions: Wealth Leader Kate Hersey will lead the Boston Region team and Lori Kiely, the head of Berkshire’s Foundation, will lead the Berkshire County Region. The regional presidents remain critical to the Bank’s engagement with the markets that it serves. As a result of these promotions, women now constitute half of the Company’s regional president team. Berkshire also promoted EVP & Chief Information Oficer, Jason White, who is driving the technology investment and was recently honored as the Boston area CIO of the year. Berkshire’s purpose-driven culture was further recognized by the North American Inspiring Workplaces Award for its diversity and culture programming, based on its Be FIRST Commitment and internal diversity work, which is under the direction of Jacqueline Courtwright, who was promoted to EVP and Chief Human Resources and Culture Officer.

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

Continued COVID-19 Response

BerkshireHills Bancorp

Employees

- ✓ Suspended non-essential business travel
- ✓ 86% of non-branch staff WFH, daily health screening for branch staff
- ✓ Increased cleaning and protective precautions including providing protective masks, installed protective shielding in branches and set occupancy restrictions
- ✓ Provided additional paid sick time
- ✓ Protecting pay for those employees who can't work their normal scheduled hours
- ✓ Launched You FIRST employee assistance fund to help with hardships
- ✓ Leveraging employee networks including Employee Resource Groups and Regional Cultural Councils to collect feedback, maintain culture, morale and productivity

Customers

- ✓ Providing financial flexibility to customers facing financial hardships and launched customer assistance programs:
  - ✓ Increased debit card limits, waived penalties for early CD withdrawals and waived foreign ATM fees during initial phase
  - ✓ Providing options for loan forbearance
  - ✓ Participating in the Paycheck Protection Program processing loans for $708MM as of 9/30/20
  - ✓ Providing mobile, telephonic and digital banking solutions and My Bankers for customers
- ✓ Phased reopening of branches to comply with CDC and state guidelines
- ✓ Implemented additional safety precautions including hand sanitizing stations and directional signage in branches
- ✓ Launched Reevx Labs online hub

Communities

- ✓ Hosting virtual community conversations with stakeholders
- ✓ Providing capital to assist small businesses through The Futures Fund with BECMA and MALGBT Chamber
- ✓ Provided over $1MM in grants through Berkshire Bank Foundation, including $500,000 in small business assistance through non-profit partners
- ✓ Offering flexibility for non-profits to redirect prior Foundation funding
- ✓ Evaluating strategic sponsorships and advertising assets for re-deployment
- ✓ Raising funds and deploying employees through virtual skills-based volunteering with a focus on financial health, job training and critical non-profit needs

Support, Recovery and Resiliency

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
Summary: The major balance sheet changes were the result of the COVID-19 pandemic and its impacts on the economy and federal fiscal and monetary policy. Total loans decreased and deposits increased due to the slowdown in economic activity, resulting in less credit demand and the accumulation of customer liquidity – both of which benefited from federal stimulus. The funds from loan payoffs and deposit growth were primarily invested into short and long term investments and were used to reduce wholesale funding sources. The Company’s operating focus was on meeting customer needs and further strengthening its capital and liquidity in the face of unknown pandemic impacts on its markets.

Anticipated higher credit losses from the economic impacts of the pandemic resulted in higher loan loss provisions in the first half of the year, although loan performance through period-end remained within moderate risk benchmarks utilized by the Company. Loan performance was aided by loan modifications and SBA guaranteed PPP loans which were implemented pursuant to federal bank supervisory guidelines in an unprecedented response to supporting the economy and financial system.

The long term impacts of the pandemic drove bank stock prices sharply lower, and in the second quarter the Company wrote-off the full $554 million balance of goodwill which had been accumulated over the past decade from bank acquisitions when stock prices were higher. Largely due to this impairment charge, total assets decreased by $602 million, or 5%, to $12.6 billion. Similarly, shareholders’ equity decreased by $580 million, or 33%, to 1.18 billion. The goodwill impairment charge was non-cash and had no material impact on the Company’s tangible equity or regulatory capital metrics, which improved continuously through the year due to the reduction in risk weighted assets resulting from the proportional shift from loans to investments. Book value per common share measured $23.03 at period-end.

The Company's goal is that if public health and market conditions improve as forecasted in 2021, its positioning is targeted to provide a strong foundation for supporting growth in its customer accounts and revenue drivers across its major markets and business lines. In the near term, the Company targets to use the same combination of reducing wholesale funds and investing in short and long term investments to absorb any further funds flows from loan payoffs and/or deposit growth.

Investments: Due to loan runoff and deposit growth, total short and long-term investments increased by $588 million in the first nine months of the year. Short term investments increased by $370 million, or 78%, to $845 million. Most of these funds were held at the Federal Reserve Bank of Boston and were unpledged. The portfolio of investment securities increased by $218 million, or 12%, to $1.99 billion. The increase was concentrated in Available for Sale ("AFS") agency mortgage-backed securities and agency commercial mortgage-backed securities. There has been accelerated prepayments of mortgage related securities as a result of the low interest rate environment. The Company purchased $635 million in AFS securities during the first nine months of the year. In the current environment of low interest rates, a generally flat yield curve, and low credit spreads, the Company has been judicious about redeploying short-term investments into longer term structures while also maintaining balance sheet flexibility due to the general uncertainties of the current environment. The portfolio yield decreased by 0.53% to 2.78% during the most recent quarter, compared to 3.31% in the fourth quarter of 2019, reflecting ongoing rolldown of asset yields due to low rates.

The Company has managed down the size of the corporate bond portfolio and carefully monitors its exposure to credit risk in corporate and municipal obligations. At period-end, there were no delinquent or non-accruing debt securities, and the allowance for credit losses on debt securities measured $96 thousand at period-end. The Company’s $32 million equity securities portfolio includes Community Reinvestment Act related investments and stocks of banks and real estate investment trusts. The latter two categories have experienced significant stock market declines due to the pandemic. The Company has recorded $10 million in net securities losses for the year-to-date, primarily due to these market declines. The portfolio of investment securities had an unrealized gain of $66 million, or 3.4%, at period-end due to the gain in debt security fair values resulting from the decrease in interest rates.

Loans. Total loans decreased by $520 million, or 5%, to $8.98 billion in the first nine months of the year. During this time, the Company originated $708 million in commercial PPP loans. Excluding these loans, total loans decreased organically by $1.23 billion, or 13%, during the year-to-date. This decrease was due to declines of approximately 20% in residential mortgages, consumer loans, and commercial and industrial loans. This primarily reflected prepayments in the mortgage and consumer categories due to the low interest rate environment. The Company sells most of its residential mortgage originations, and is no longer originating indirect auto loans in the consumer category. The $402 million decrease in commercial and industrial loans (excluding PPP loans) included a $123 million decrease in line of credit borrowings and the sale of $38 million in private aircraft loans. Other C&I decreases were due to amortizations and prepayments due to lower demand reflecting the business slowdown and increased customer liquidity. The Company has also trimmed non-relationship exposures, including participated loan interests. The Company is seeing activity in its commercial lending channels and it remains disciplined in its selection, pricing, and underwriting processes and is closely managing its COVID sensitivity. The yield on the loan portfolio decreased by 0.84% to 3.68% in the most recent quarter compared to 4.52% in the fourth quarter of 2019. This decrease primarily reflected the approximate 1.50% decrease in short term rates in the first quarter of 2020 on variable rate loans, and the impact of prepayments of higher yielding loans.

The majority of PPP loans were originated in the second quarter to existing borrowers to provide payroll support during the pandemic shutdown. These loans bear interest at 1% and most were written with two year maturities. They are guaranteed by the SBA and most are expected to be repaid by the SBA as loans are forgiven based on procedures currently being developed by the federal government. At period-end, the Company had a balance of $16.8 million in net deferred PPP loan fees paid by the SBA which is being amortized into net interest income based on the approximate two year expected lives of the loans. The unamortized deferred balance will be recognized in net interest income at the time each loan is forgiven.Applications are being processed in the fourth quarter primarily based on expedited procedures for forgiveness of loans up to $50,000 in size.

In addition to the PPP loan program authorized by Congress, the Federal Reserve has created Main Street Lending programs targeted to support larger middle market companies. The Company has not generated significant business volume through this program.

Based on its experience with borrowers during the pandemic, the Company has thoroughly assessed its commercial loan portfolio to determine the most significant sensitive industries based on exposure, risk rating, and use of federally supported lending and loan modification programs. The Company has focused on hospitality, Firestone (specialty equipment lending), restaurants, and nursing/assisted living facilities, which collectively totaled $912 million at period-end. The Company has evaluated the loans in these industries and has expanded its review of other commercial loans to broaden the scope and frequency of risk assessments. The Company initially identified a larger group of borrowers as potentially COVID sensitive, including retail, arts and entertainment, medical, and construction. Based on its experience over the last six months, the Company has narrowed its focus of COVID sensitivity to the four groups mentioned above. The Company views all of these COVID-19 sensitive loans as generally conforming to its longstanding financial disciplines for loan/value, debt service coverage, and recourse in conformity with customary industry practices. Based on its longstanding disciplines, the Company believes its exposures within these industries are reasonably diversified and structured to accomplish overall risk management objectives. The Company also monitors its outstandings to small business borrowers. Excluding PPP and SBA loans, at period-end the Company had $779 million in commercial loans managed through its small business, business banking, and 44 Business Capital operations. Small businesses and SBA borrowers have benefited from various government support programs and may be more vulnerable in future periods if government support programs are not continued.

Asset Quality: Most asset performance measures remained within risk ranges viewed by the Company as moderate during the first nine months of 2020, including charge-offs, delinquencies, non-accruals, and troubled debt restructurings. Criticized balances increased, as further discussed below. The Bank anticipates that measures of asset performance and quality will deteriorate in coming quarters based on its projections of credit losses on loans.

Asset quality has benefited from the PPP loans, which are intended to support payrolls and therefore support business operations and employment despite the contraction in the economy. Other federal stimulus measures included one-time payments issued to most taxpayers and supplemental unemployment insurance. Monetary actions drove interest rates to near zero, reducing debt service costs and supporting asset values in the public equities and credit markets. Additionally, federal bank regulatory authorities encouraged banks to work with affected borrowers to provide loan payment modifications to protect liquidity and support solvency. Forbearances made before year-end in accordance with CARES Act guidelines are not reported as delinquencies and are not required to be analyzed as troubled debt restructurings.

For the year-to-date, loans with conforming loan modifications totaled $1.6 billion. The Bank was initially proactive in reaching out to commercial customers to offer conforming modifications within regulatory guidelines. The preponderance of these Phase I modifications were 90 day deferrals of principal and interest payments. The majority of Phase I modifications returned to normal payment schedules, but the Company wrote more than $600 million in commercial Phase II modifications primarily during the third quarter, and in most cases these were again 90 day deferrals of principal and interest payments. For those customers requesting Phase II deferrals, the Bank conducted an updated underwriting, including risk ratings and accrual status. At the conclusion of Phase II, the Bank established a Phase III program when additional deferrals were being sought. Phase III deferrals are being processed in the fourth quarter, with a general target to have the loans resume current interest payments, with principal payments deferred another 90 days, except for longer deferrals for borrowers with specialized or seasonal operations. These deferral requests are individually underwritten, negotiated, and approved. Many in the hospitality segment and the Firestone segment are expected to target deferral of principal payments until Spring 2021. Such modifications may involve additional support from borrowers/sponsors, and most hospitality modifications are expected to include interest reserves established by project sponsors. As of period-end, the Company had $447 million in active and in-process deferrals including $231.7 million in active outstanding deferrals. The Company expects that by year-end, the balance of loans with deferrals would be reduced from the period-end total of active and in-process deferrals. The $447 million in deferrals included $394 million in commercial deferrals. These deferrals included, $273 million related to the four COVID sensitive industries previously discussed: hospitality, Firestone equipment loans, restaurants, and nursing/assisted living, which total approximately $912 million in outstanding loans. Approximately 80% of these deferrals are related to hospitality and Firestone, which are viewed as the most sensitive industries due to the impact of business closures and social distancing measures required by public health authorities in some locales. The Company views these portfolios as diversified geographically and by borrower type.

During the first nine months of the year, total criticized loans increased by $158 million from $237 million to $395 million, including classified loans which increased by $76 million from $162 million to $238 million. Most of these increases were related to the commercial COVID sensitive industries, which accounted for $205 million in criticized loans at period-end. Despite the increase in classified loans, total non-accruing loans increased by only $8 million to $47 million during the year-to-date. The Company generally did not update risk ratings during Phase I of the deferral program. As noted above, later phases included a risk rating update. Most Phase II deferrals were rated “Pass Watch” and were not viewed as criticized. In Phase III, most deferrals which result in further deferral of principal and interest beyond six months in total are expected to be rated as criticized. Deferrals of principal payments which resume interest payments may continue to be rated Pass Watch depending on borrower circumstances. Loans which were criticized before the onset of the pandemic remained criticized despite any deferrals they may have been granted.

Allowance for Credit Losses on Loans: The Company implemented the Current Expected Credit Losses (“CECL”) accounting standard on January 1, 2020. The standard changed the basis of loss recognition from incurred to expected, and expanded the covered financial instruments. The allowance for credit losses on loans replaces the previous allowance for loan losses. The allowance balance increased by $71 million from $64 million to $134 million in the first nine months of the year.

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

The allowance increased by $45 million from $89 million on January 1, 2020 to $134 million on September 30, 2020. Most of this increase was due to the impact of the pandemic recession on projected credit losses on loans based on economic forecasts. The amount of the increase was mitigated by the impact of the decrease in portfolio loans excluding PPP loans during 2020. The allowance measured 1.50% of total loans at period-end, compared to 0.67% at year-end 2019. No allowance has been established for losses on PPP loans due to the SBA 100% guarantee. The ratio of the allowance to total loans excluding PPP loans was 1.62% at period-end. Additionally, on the adoption of CECL, the Company established a separate $8 million allowance for credit losses on unfunded loan commitments which is carried in other liabilities on the balance sheet. The January 1, 2020 CECL adoption was offset to shareholders’ equity and subsequent changes in the reserve are recorded through the statement of operations. There is no reserve for credit losses on loan interest receivable, including the $13 million in deferred interest receivable from 2020 loan modifications. The ratio of the allowance to loans by category was as follows at period-end: 1.40% commercial real estate; 0.98% commercial and industrial; 1.76% residential mortgage, and 2.78% consumer. Excluding the PPP loans, the ratio was 1.47% for commercial and industrial loans.

The Company’s allowance methodology projects credit losses for the expected life of the loan portfolio. The Company uses historic loss rates as a starting point for its projection. The Company adds an economic reserve based on forecasts of the next seven quarters as a reasonable and supportable forecast timeframe. The allowance also includes a component based on certain qualitative factors. The Company evaluates several external forecasts in choosing the forecast element for the economic component of the allowance. The baseline forecast projects a 4.3% decrease in GDP in 2020, followed by a 3.5% increase in 2021. Unemployment is projected at 8.7% for 2020, decreasing to 8.4% in 2021. For each portfolio segment, the company analyzes the historical relationship between economic conditions and loss rates both in its own portfolio and in the portfolios of similar institutions, and then applies this relationship to determine an appropriate adjustment to the expected loss rates, given the forecasted economic indicators. Unemployment is a critical factor for all segments. The Company has included a qualitative overlay in its overall analysis which includes adjustments, including an adjustment of projected loss rates to take into account the impact of stimulus on credit loss propensity based on expert assessments of projected losses across various portfolio segments.

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

The carrying amount of Other Assets increased by $137 million, or 47%, to $426 million during the first nine months of the year. This was primarily due to the increased net fair value of commercial loan interest rate swaps and related economic hedges, reflecting the market value changes resulting from the pandemic impact on market interest rates.

Deposits and Borrowings: Total deposits increased by $131 million, or 1%, to $10.47 billion in the first nine months of 2020. The Company focuses on its non-GAAP measure of organic deposits, which excludes brokered and payroll deposits. Organic deposits increased by $714 million, or 9%, to $9.09 billion during this time. This primarily reflected the excess pandemic customer liquidity that was accumulated in deposits including proceeds from government stimulus support, lower household/business expenditures, and unsettled equity market conditions. Most of the increase was concentrated in demand deposits, which increased by $701 million, or 37%. This reflected flexibility preferred by customers during the national emergency, as well as the reduction in interest rates in other deposit accounts. The Company anticipates that this pandemic related liquidity will gradually normalize as public health and economic conditions normalize in the future. The Company’s higher short-term investment balances increase the Bank’s options to respond to any unexpected demands on these balances in the near term. Organic time deposits decreased by $324 million, or 14%, to $2.06 billion as the Company allowed higher cost maturing time balances to roll off, and customers shifted funds to non-maturity accounts. Total brokered deposits decreased by $394 million, or 33%, to $814 million. The Company purchased brokered deposits early in the pandemic as part of its liquidity risk management, but continues to reduce these balances over time based on its strategic liquidity plan. Payroll deposits, which fluctuate daily, decreased during the year-to-date by $213 million, or 29%, to $531 million. Due to the reduction of brokered and higher cost retail deposits, and a shift to demand deposits, the cost of deposits decreased by 0.50% to 0.61% in the most recent quarter from 1.11% in the fourth quarter of 2019.

The Company’s strategy to reduce reliance on wholesale funding included the brokered deposits mentioned above, together with reducing borrowings as they mature. Total borrowings decreased by $125 million, or 15%, to $703 million for the year-to-date. Total wholesale funding sources decreased from $2.0 billion to $1.5 billion. Including the benefit of less reliance on these higher cost brokered and borrowed funds, the total cost of funds decreased by 0.50% to 0.73% in the most recent quarter from 1.23% in the fourth quarter of 2019. The Company continues to view reducing wholesale funding to be an important element of its strategy to improve profitability in future periods. The ratio of wholesale funds to total assets decreased to 12% from 15% during 2020 year-to-date.

Derivative Financial Instruments: The $3.8 billion period-end notional balance of derivative financial instruments was down slightly from $4.1 billion at the start of the year. The estimated net fair value of these instruments increased from approximately zero to $106 million due to the higher value of fixed rate customer swaps as a result of the decrease in interest rates. This asset is included in other assets on the balance sheet. The Company delivered cash to the clearing house as a result of its increased obligation to national swap counterparties which is reported as a use of cash from financing activities in the cash flow statement.

Shareholders' Equity: Total shareholders’ equity decreased by $580 million, or 33%, to $1.18 billion in the first nine months of the year due to the income impact of the noncash charges of $554 million for goodwill impairment and $66 million for credit provision expense recorded during that time. These charges were in conformity with accounting principles relying substantially on future uncertain events. The Company uses the non-GAAP measure of tangible equity which excludes goodwill and intangible assets and which is an important focus for the investment community. Tangible equity decreased by $21 million, or 2%, to $1.14 billion during the first nine months of the year, reflecting the impact of the $66 million credit provision expense on first half earnings. The ratio of equity to assets stood at 9.3% at period-end, and the non-GAAP measure of tangible equity to tangible assets stood at 9.1%.

All of the Company's measures of regulatory capital in relation to risk weighted assets improved during the first nine months of the year due to the runoff of non-PPP related loans and the zero risk weighting assigned to PPP loans because of the SBA guarantee. The Company conducts equity stress analyses, including severe adverse pandemic loss scenarios provided by third parties. The Company believes that its capital is well cushioned above the Well Capitalized metrics in all of the adverse modeling scenarios based on the assumptions utilized.

The Company’s plan had been to continue repurchasing shares to return capital to shareholders which was released by the balance sheet restructuring. This plan was suspended in the first quarter as the pandemic emerged, and the existing authorization for share repurchases was allowed to expire at its March 31, 2020 maturity. During the first quarter, the Company filed a universal securities shelf registration for the routine purpose of renewing the shelf registration that expired in November 2019. The Company increased its quarterly dividend by $0.01 to $0.24 per share in the first quarter before the pandemic, in line with previous annual dividend increases. The Company decreased its dividend to $0.12 per share in the most recent quarter, to better align the dividend payout and dividend yield with its operating earnings as a result of the pandemic. The Company has changed its dividend procedure from targeting quarterly declarations to coincide with the earnings release and the procedure now targets dividend decisions by the Board to be announced in the third month of each quarter. Due to the loss recorded in 2020, any dividends intended by the Bank’s board of directors are subject to regulatory approval by the Massachusetts Banking Department and any dividends intended by the Company’s board of directors are subject to non-objection by the Federal Reserve.

The change in retained earnings due to the operating loss and the common dividend accounted for most of the net change in equity. The Company recorded a $20 million benefit to equity from other comprehensive income which mostly offset a $24 million reduction in equity due to the adoption of CECL. The other comprehensive income benefit was due to after-tax unrealized gains in the bond portfolio due to lower interest rates. The CECL adoption impact on equity was principally due to the increase in the allowance for credit losses on loans on the date of adoption due to the recognition of expected future losses in addition to incurred losses, as well as the increase in the allowance to offset the increase in the gross carrying value of purchased credit deteriorated loan.

The Company has received notice for the conversion of its remaining outstanding preferred stock to common stock, which is not expected to have a material impact on the Company’s financial condition and per common share metrics.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

Summary: Revenue and expense included the SI Financial operations acquired on May 17, 2019. Additionally, due to the COVID-19 pandemic Berkshire reported losses in the first half of 2020 due to non-cash charges of $554 million for goodwill impairment and $65 million for the provision for credit losses. As a result, many categories of revenue and expense are not directly comparable year-over-year for the first half of the year. This discussion will primarily focus on third quarter results, which are more comparable year-over-year.

Berkshire reported third quarter net income of $21 million in 2020, decreasing by 6% from $23 million in 2019. A $21 million decrease in revenue was offset by a $21 million reduction in the loan loss provision, which was elevated in 2019 primarily due to the full charge-off of a commercial loan due to fraud. The revenue decline in 2020 was largely due to the impact of the pandemic on the net interest margin and on business volumes. Berkshire also benefited year-over-year by a $6 million reduction in third quarter income tax expense due to the impact of the loss recorded in the first half of 2020. The return on assets was unchanged at 0.67%, while the return on equity improved to 7.50% from 5.12% due to the reduction in equity resulting from the goodwill impairment. Berkshire’s non-GAAP measure of adjusted earnings totaled $26 million in the most recent quarter, resulting in a 0.84% adjusted return on assets and a 9.33% adjusted return on equity. GAAP EPS totaled $0.42, and adjusted EPS totaled $0.53. Adjusting items during the quarter included executive separation costs, a further loss on discontinued national mortgage banking operations, and a net securities loss.

Berkshire reported higher revenue and lower expense in the most recent quarter, compared to the prior quarter, as operations moved in the direction of normalizing after the pandemic related impacts that reduced efficiency in the first half of the year. The third quarter efficiency ratio remained elevated at 65% in 2020 compared to 53% in 2019 due to the revenue contraction. Most of the revenue contraction stems from a lower net interest margin, which the Company views as likely to pressure profitability over the medium term. The Company also anticipates higher credit loss provision expense and income tax expense from the unusual low levels in the most recent quarter. The Company’s strategic initiative to reduce operating expense in 2021 is targeted to help mitigate these factors weighing on potential future profit margins, as well as to respond to long term changes in customer behaviors and preferences. The Company also anticipates that further progress toward normalization of social and economic conditions in 2021 will be favorable for business volumes and profitability

Nine-month operations resulted in a $548 million loss in 2020 due to the first half goodwill impairment and credit loss provision discussed above. Of note, neither of these noncash charges had a material impact on regulatory capital metrics. Nine-month operations resulted in a $72 million net profit in 2019. In both years, third quarter operations produced the strongest efficiency ratio for the year-to-date. In 2019, this reflected the achievement of merger benefits from the SI Financial acquisition together with benefits from 2019 strategic initiatives. In 2020, this reflected progress toward normalized operations following pandemic impacts on revenue and expense in the first half of the year.

Net Interest Income. Net interest income decreased year-over-year by $20 million, or 20%, in the third quarter and by $33 million, or 12%, in the first nine months of the year. Net interest income peaked at $97 million in the third quarter of 2019, including the first full quarter of benefit from the acquired SI Financial operations. Net interest income decreased to $91 million in the fourth quarter of 2019 and then decreased sequentially in 2020 to $77 million in the most recent quarter. The 20% third quarter year-over-year decrease is primarily due to a 19% decrease in the net interest margin. The margin was under pressure coming into 2020 due to the anticipated loss of purchased loan accretion income, including the impact of the CECL accounting standard. The Company’s interest rate risk profile is asset sensitive, and is structurally sensitive both to the decrease in interest rates and to the low and relatively flat yield curve. The approximate 1.50% decrease in short term interest rates resulting from the Federal Reserve Bank’s near zero interest rate policy response to the pandemic was adverse to the Company’s net interest margin. Additionally, the Company took on higher cost funds at the start of the pandemic to further strengthen liquidity in the national emergency as part of its risk management protocol. Also, the decline in higher yielding loans has reduced this revenue source as the primary source of interest revenue.

The Company expects net interest income to remain pressured based on further asset yield compression and loan runoff, and growth in non-accruing loans based on future expected credit losses may also dampen this income. An offsetting factor is further deposit cost reductions that are anticipated as maturing rates continue to roll down. In the near term, the Company expects to continue to benefit from the $708 million in PPP loans, and the majority of these loans are expected to be forgiven in the coming quarters, which would lead to recognition of the $16.8 million in net deferred origination fees into net interest income as loans are forgiven. The PPP loans provided approximately $5 million in gross interest revenue in the most recent quarter.

Non-Interest Income: Fee income decreased year-over-year by $2 million, or 8%, in the third quarter and by $4 million, or 7%, in the first nine months of the year. This change was primarily due to the pandemic, as fee income fell from $21 million in the third quarter of 2019 to $16 million in the first quarter of 2020, followed by a partial recovery to $19 million in the most recent quarter. Demand across the Company’s loan and deposit fee sources decreased as a result of the economic lockdowns which began in the first quarter, and Company resources were shifted from business development to servicing borrower needs and adjusting the service delivery model. Additionally, pandemic related unfavorable changes in fair value of financial instruments resulted in charges against both fee income and other non-interest income. Affected instruments included mortgage servicing rights, and loans carried at fair value. The Company also instituted certain deposit fee waivers to accommodate customer changes in transaction behaviors due to the lockdowns. All of these factors began to normalize in the most recent quarter. Other non-interest income also includes securities gains/losses, which the Company does not view as related to its ongoing operations. The $10 million net securities loss in the first quarter of 2019 was due to the impact of the stock market selloff on the carrying value of equity securities as previously noted in the discussion of changes in financial condition.

Provision for Credit Losses: This non-cash provision decreased year-over-year in the third quarter to $1 million from $23 million primarily due to one large commercial loan loss in 2019. For the first nine months of the year, the provision increased year-over-year to $66 million from $30 million due to pandemic related provisioning in the first half of 2020 as noted in the earlier discussion of changes in financial condition. The provision in the most recent quarter was primarily due to the decrease in loans which resulted in a decrease in the amount of the credit loss allowance.

Non-Interest Expense and Tax Expense: Total third quarter non-interest expense increased year-over-year by $2 million, or 3%. For the year-to-date, expense increased by $549 million due to the $554 million goodwill impairment charge in the second quarter of 2020. Excluding this impairment charge, expense decreased by $5 million, or 2%, for the first nine months due to merger costs recorded in 2019. The primary third quarter expense drivers have been technology and occupancy, which were up year-over-year by 25% and 12% respectively. FDIC insurance expense increased because rebate credits eliminated this cost in 2019. Third quarter compensation and benefit expense was down 7% year-over-year due to ongoing efficiency initiatives, along with lower bonus and incentive accruals in 2020 due to lower business volumes and margins. Expenses in the third quarter of 2019 included merger related charges and in the third quarter of 2020, expenses included costs related to executive separation, primarily due to the separation agreement with the former CEO. These merger, restructuring, and other expenses are deemed not related to ongoing operations by the Company, and are excluded as a component of its measure of adjusted earnings. Full time equivalent staff in continuing operations totaled 1,507 positions at period-end, compared to 1,550 positions at the start of the year.

Due to the impact of the first half of the year expenses in 2020, the third quarter tax rate was a benefit of 4% and the nine-month tax rate was a charge of 4%. The tax rate measured 17% in the third quarter and 19% for the first nine months. The Company estimates that its third quarter 2020 effective tax rate on continuing operations would have been 6.5% without the benefit of the loss carryforwards. The tax benefit in this period on discontinued operations was equivalent to a 27% effective tax rate.

Discontinued Operations: During the first quarter of 2020, the Company shifted the majority of its national mortgage banking operations staff to an acquiring entity. Full-time equivalent staff in these operations totaled 23 positions at period-end, compared to 323 positions at the end of 2019. The origination of applications in the national mortgage banking operations was eliminated during the first quarter. The total notional amount of mortgage servicing rights in these operations had a fair value of $4 million on the balance sheet at period-end, compared to $12 million at the start of the year. The write-down of these rights contributed to the $22 million pre-tax loss recorded by these operations for the first nine months of 2020. Other contributing factors were losses on loan originations due to the sharp changes in interest rates at the onset of the pandemic, as well as severance and contract termination costs. The wind-down of discontinued operations is expected to be completed by year-end. Discontinued operations are excluded from the Company’s measure of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Due to falling interest rates in 2020 and 2019, Berkshire recorded unrealized debt securities gains in the third quarter and first nine months of both years except for the most recent quarter, when a slight increase in interest rates produced a small unrealized loss. The unrealized gains resulted in comprehensive income exceeding net income, except for the most recent quarter, when the unrealized loss resulted in comprehensive income 4% lower than net income.

Liquidity and Cash Flows: The Company’s liquidity strengthened during the first nine months of 2020, as investment balances were expanded and wholesale funds were reduced. As previously noted, the use of wholesale funding from brokered deposits and borrowings was reduced by $520 million in 2020 to $1.52 billion. The Company has increased its short-term investments by $370 million and its investment securities by $218 million. The ratio of wholesale funds/assets decreased to 12% from 15% during the first nine months of the year. The ratio of loans/deposits decreased to 86% from 92% during this period. The Bank had unused FHLBB borrowing capacity totaling $1.6 billion at period-end, which was unchanged from the start of the year. The Bank also had available borrowing capacity of $870 million with the Federal Reserve Bank at period-end, compared to $201 million at the end of 2019.

The Company observed signs of disruption in the financial markets at the outset of the pandemic but strong actions by the Federal Reserve Bank to backstop the markets were successful, and the Fed continues to show strong signs of support through historically unprecedented monetary and balance sheet actions and bank lending facilities. Financial markets may be affected by future events involving public health, the economy, and the political system. The Company formed a special committee to closely monitor and manage liquidity during the pandemic, which is ongoing at this time. There is uncertainty about when there might be future demands on the $701 million increase in demand deposits for the year-to-date. The Company expects the majority of its $708 million in PPP loans to be repaid in coming quarters. The combination of on-balance sheet liquidity and off-balance sheet liquidity described above are viewed as strong support for any emerging liquidity needs.

Subsequent to first quarter-end, KBRA (the Kroll Bond Rating Agency) reaffirmed the Company’s and the Bank’s existing bond ratings, including the Bank’s A- ratings on deposits and senior debt. The ratings were affirmed with a watch negative status due to the uncertain economic impacts from the pandemic. The Company maintains ongoing relationships with correspondents and investment banks which provide further potential options for financial support to the Bank and the Company. At period-end, the Company had $88 million in cash held on deposit in the Bank. The cash used for shareholder dividends totaled $6 million in the most recent quarter.

The Company maintains a contingency funding plan based on its assessment of the liquidity stress environment. Contingency funding information, reporting, and assessment were intensified in the first quarter when financial markets began signaling distress. Primary liquidity data is reported on daily, and thirty day stress analytics are maintained on an updated basis. The Company maintains monthly and quarterly cash flow forecasts. A one year forward liquidity stress test evaluates stress across a variety of stress scenarios, including severe adverse loan loss scenarios due to the pandemic. The Company has defined strategic options which allow it to meet funding needs in all stress scenarios. The Company’s guidelines allow it to respond to liquidity stress by placing higher emphasis when necessary on liquidity versus margin expansion. Additional information about liquidity and cash flows is contained in the related section of the Company's most recent Annual Report on Form 10-K.

The Company generated $195 million in net cash provided by operating activities in the first nine months of 2020, including $110 million contributed by discontinued operations which primarily related to the settlement of loans held for sale. Growth in demand deposits and the reduction in total loans primarily funded growth in investments and reductions in wholesale funding.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K. The Company’s dividends are further discussed in these sources, along with the previous discussion of shareholders’ equity and in the section above on liquidity and cash flows. The Company views its Adjusted PPNR as well as its cash provided by operating activities of continuing operations as generally having provided support for its operations, net loan charge-offs, dividend, and related taxes. The Company’s balance sheet restructuring, which has largely been completed, has also supported capital, as risk-based assets have continued to be managed down. As noted in the earlier discussion of Shareholders’ Equity, the Company views itself as well capitalized. In 2019 it distributed excess capital to shareholders through both dividends and stock repurchases. These activities were modified in 2020 due to the pandemic, but remain as long term objectives of the Company’s capital management under appropriate conditions.

The Company has investment grade debt ratings and monitors capital market conditions. The Company views its regulatory capital as well cushioned above the “Well Capitalized” levels, and the Company believes that its plans are consistent with maintaining proper strong cushions above these levels. The large provision for credit losses which was recorded in the first half of 2020 anticipates higher net loan charge-offs in the next seven quarters. The allowance for credit losses is included within limits in Tier 2 regulatory capital. As expected charge-offs are realized, they will be charged against this allowance, which may have an effect of reducing total risk based capital. The timing and amount of these charge-offs is uncertain. The Company conducts equity stress analyses, including severe adverse pandemic loss scenarios provided by third parties, in addition to Dodd-Frank stress testing. The Company believes that its capital is well cushioned above the Well Capitalized metrics in the adverse modeling scenarios based on the assumptions utilized.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first nine months of 2020.

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

BE FIRST CORPORATE RESPONSIBILITY UPDATE

Berkshire is committed to purpose-driven performance. Learn more about the steps Berkshire is taking to be a values-based brand for all its stakeholders at www.berkshirebank.com/csr and in its most recent Corporate Responsibility Report.

Key developments in the quarter include:

•Investing in Community Recovery & Resiliency: As people and small businesses in neighborhoods across the Company’s footprint struggle through the impacts of the COVID-19 pandemic, Berkshire’s Foundation is responding and has provided nearly $3 million in grant funding to more than 400 organizations through the end of the third quarter. These critical investments are ensuring access to resources for underserved populations to become college and career ready, ensuring quality affordable housing and supporting small business growth and entrepreneurship. In addition, 75% of Berkshire’s employees, through its award-winning XTEAM volunteer program contributed more than 6,000 hours of service.

•Transitioning to a Low-Carbon Future: Berkshire is working towards transitioning its electricity to 100% renewable sources. The Company announced an agreement with Nexamp to subscribe to a community solar project in Massachusetts, lowering its carbon footprint and increasing the percentage of its energy supply procured from renewables while also reducing costs.

•Enhancing Environmental & Social Governance Practices: The Company completed updates to its Responsible & Sustainable Business Policy to improve the quality and clarity of its policy and disclosure. The update included new language to address Fraud Reporting & Suspicious Activity as well as Conflict of Interest. In addition, the Company enhanced its Social and Environmental Credit Risk Framework by incorporating new policy and procedure into the existing Commercial Loan Policy to more effectively mitigate the social and environmental risks associated with highly sensitive industries.
•Enhancing Protected Leave For Gender-Based Violence: Under the leadership of EVP, Chief Human Resources & Culture Officer Jackie Courtwright and through a unique collaboration with the non-profit FreeFrom, Berkshire enhanced protections for its employees experiencing gender-based violence by providing 15 days of paid leave a year to deal with the consequences of intimate partner violence, sexual assault, and human trafficking. This policy allows employees the ability to seek medical care, attend court proceedings, and relocate – all without missing a paycheck or depleting their accrued sick or vacation days.

•Recognizing Impact & Results: Berkshire was named the winner of the North American Inspiring Workplaces Award for its diversity and culture programming recognizing the efforts of its Be FIRST Commitment and internal diversity work. The Company was also named one of Massachusetts Most Charitable Companies by the Boston Business Journal for the eighth consecutive year.

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

Management has identified the Company's most critical accounting policies as related to:
•Allowance for Credit Losses
•Income Taxes
•Goodwill and Identifiable Intangible Assets
•Fair Value of Financial Instruments

These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s most recent Form 10-K and pertain to discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. All of these most critical accounting policies were significant in determining income and financial condition based on events in the first nine months of 2020.

ENTERPRISE RISK MANAGEMENT
Following sections include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees compliance, information security, risk management policy, and coordinates with the strategic services function which monitors most aspects of asset quality. Management enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management and Capital Committee. The high level corporate risk assessment focuses on the following risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, reputation risk, and overall corporate risk. The credit risk category has the highest weighting. Based on management's recent review, all risks were within corporate objectives. Trends toward increasing risk were noted for credit risk and compliance risk due largely to the pandemic; liquidity risks were declining due to elevated liquid assets. For several risks, the inherent risk was viewed as heightened due to the environment, but the residual risk was viewed as medium/low due to mitigating controls functioning in the Company.

LIBOR TRANSITION PROJECT
In its most recent report on Form 10-K, the Company provided a description of its LIBOR transition project and the risks related to this project. Berkshire is collaborating closely with industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. As part of the LIBOR transition project, the Company identified the impact and risks associated with various products, systems, processes, and models. An inventory of existing legal contracts that are impacted by the LIBOR transition has been compiled. The Company is assessing the LIBOR fallback language in those contracts and is devising a strategy to address the LIBOR transition for those contracts. The Company is focused on refining LIBOR fallback language in new legal contracts and expects to leverage recommendations made by the ARRC and ISDA that are tailored to its specific client segments.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity. Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes. The Company’s measures of interest rate risk exclude the operations of the FCLS national mortgage banking subsidiary which have been classified as discontinued operations.

The Company’s asset sensitivity has roughly doubled over the first nine months of the year, with assets repricing more quickly than liabilities in the modeled sensitivity scenarios. This is due to the influx of non-interest bearing demand deposit balances, the growth in short term investments, the lengthening of wholesale fund maturities, runoff of higher rate fixed rate assets, and the assumed higher prepayment speeds of the remaining portfolio. Also, the reduction in base case net interest income increases the relative impact of changes due to interest rate sensitivity. In line directionally with this modeled sensitivity, at the start of the year, the sharp decrease in interest rates in the first quarter resulted in compression of the Company’s net interest margin in the first half of 2020. Also in line directionally with the model, the margin stabilized in the third quarter as deposit pricing began to catch up with loan yield compression.

The Company’s models of sensitivity to a downward move in interest rates are limited to a 100 basis point decrease, given the current low level of interest rates. The sensitivity to a negative impact in the second year has decreased modestly from the modeled result at year-end 2019. The Company’s model assumes floors for prime, mortgages, and deposits. All other rates are zero bound. The Company also models sensitivity to yield curve twists. A steepening of the yield curve is also asset sensitive to a generally similar extent as the scenario of a parallel shift.

The Company anticipates that its higher asset sensitivity will gradually moderate in future periods. The Company received a pandemic related influx of demand deposits in 2020, including liquidity held by customers as a result of the PPP loans and other federal programs. The Company anticipates that these deposits may gradually decline and normalize, funded by short term investments, which may reduce interest sensitivity compared to the static balance sheet assumption. Additionally, the Company’s plans to further reduce wholesale funding dependence and reduce net loan runoff are expected to contribute to a reduction in asset sensitivity by the end of 2021 back to the general levels prevailing at the end of 2019.

The Company estimates that the asset sensitivity of its net income has also increased due to the higher asset sensitivity of net interest income. Similarly, the Company estimates that the liability sensitivity of its equity at risk decreased as a result of the changes discussed above. The modeled interest rate sensitivity depends on material assumptions. Additionally, market risk exposure is affected by the level and shape of the yield curve in markets for financial instruments including U.S. Treasury obligations, forward interest rate derivatives, the U.S. prime interest rate, and LIBOR rates. Also, the economic impact on customer and market behaviors of the COVID-19 pandemic remains uncertain and may cause actual events to differ from assumptions.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breach of loan participation agreements in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer has filed a motion to dismiss aspects of the Bank’s complaint, to which the Bank is in the process of responding. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time.

On September 11, 2020, the Company received notice of a demand letter served on the Company and the Bank by a former mortgagee of the Bank pursuant to the Massachusetts Consumer Protection Act, M.G.L Ch. 93A (“Chapter 93A). The demand letter alleges that a mortgage payoff statement tendered by the Bank to the mortgagee included a mortgage discharge preparation fee that is purportedly impermissible under Massachusetts law. The demand letter also claims that the Bank failed to provide a copy of the recorded mortgage discharge to the mortgagee in a timely manner. The demand letter further purports to state claims on behalf of a putative class of similarly situated Massachusetts mortgage customers of the Bank, who allegedly may have suffered similar violations of Massachusetts law. The demand letter seeks monetary damages for the original mortgagee claimant and the putative class, plus double or treble damages and reasonable attorneys’ fees, as may be allowed under Chapter 93A. The Company and the Bank have retained outside litigation counsel, who has responded to the demand letter and denied all claims on behalf of the Company and the Bank. No class action or other lawsuit has been served on the Company or the Bank as of the date of this filing.

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. Due to changes in public health and economic conditions, the Company has identified three additional risk factors, which are discussed below. Aside from the following, there were no other major changes in risk factors identified during the first nine months of 2020.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September 30, 2020 there were no shares transferred and during the three months ended September 30, 2019, the Company transferred 1,936 shares.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2020:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2020	—	$—	—	—
August 1-31, 2020	—	—	—	—
September 1-30, 2020	—	—	—	—
Total	—	$—	—	—

In the first quarter, stock repurchases were suspended as the pandemic emerged.The stock repurchase program in effect on December 31, 2019 expired on March 31, 2020 and was not replaced.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
10.1	Separation Agreement, by and between Berkshire Hills Bancorp, Inc., Berkshire Bank and Richard M. Marotta, dated August 13, 2020 (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.
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
(5)    Incorporated herein by reference from Exhibit 10.1 to the Form 8-K as filed on August 13, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2020	By:	/s/ Sean A. Gray
Sean A. Gray
Acting Chief Executive Officer

Dated: November 9, 2020	By:	/s/ James M. Moses
James M. Moses
Senior Executive Vice President, Chief Financial Officer