Form 10-K
period 2020-12-31
BERKSHIRE HILLS BANCORP INC
filed 2021-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Registrant’s telephone number, including area code: (617) 641-9206,

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15
U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $548 million, based upon the closing price of $11.02 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 25, 2021 was 51,035,606.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors in Item 1A of this report.

Further, the ongoing COVID-19 pandemic and the related local and national economic disruption may result in a continued decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in our allowance for loan losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on our interest-earning assets than the decline in the cost of our interest-bearing liabilities; and increased cybersecurity risks, as employees continue to work remotely.

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

At year-end 2020, the Bank had 130 full-service banking offices in its New England, New York, and Mid-Atlantic footprint. The Bank has an agreement to sell its 8 Mid-Atlantic branches and has announced a plan to consolidate another 16 offices in its New England/New York footprint. The actions are targeted to be completed by mid-year 2021, and the Bank has a target of 106 branches as a result of these actions. The Company offers a wide range of deposit, lending, insurance, and wealth management products to retail and commercial customers in its market areas. The Bank also operates a socially responsible platform, Reevx LabsTM , to support emerging entrepreneurs, artists, and small non-profit organizations by providing them with the resources and connections needed to power them today and far into the 21st century.

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

LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank does not engage in subprime lending activities. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are generally originated for sale on a servicing released basis. Additionally, the Bank also originates Small Business Administration ("SBA") 7A loans for sale to investors. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets, including selected national banks. The information discussed below describes the Company’s ongoing lending activities. The COVID-19 pandemic conditions that affected the Company’s activities in 2020 are discussed in Management’s Discussion and Analysis in Item 7 of this report.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 6 - Loans of the Consolidated Financial Statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2020		2019		2018		2017		2016
(In millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans:
Construction	$455	5.6%	$449	4.7%	$371	4.1%	$385	4.6%	$351	5.4%
Commercial multifamily	483	6.0	632	6.7	552	6.1	495	6.0	349	5.3
Commercial real estate owner occupied	552	6.8	673	7.1	562	6.2	646	7.8	595	9.1
Commercial real estate non-owner occupied	2,119	26.2	2,190	23.0	1,849	20.4	1,700	20.5	1,253	19.1
Commercial and industrial	1,943	24.0	1,844	19.4	1,954	21.6	1,740	21.0	1,044	15.9
Residential real estate	1,932	23.9	2,853	30.0	2,727	30.2	2,264	27.3	2,047	31.3
Home equity	294	3.7	379	4.0	377	4.2	409	4.9	362	5.5
Consumer other	303	3.8	483	5.1	651	7.2	660	7.9	549	8.4
Total	$8,081	100.0%	$9,503	100.0%	$9,043	100.0%	$8,299	100.0%	$6,550	100.0%
Allowance for credit losses (1)	(127)		(64)		(61)		(52)		(44)
Net loans	$7,954		$9,439		$8,982		$8,247		$6,506
(1)    Beginning January 1, 2020, the allowance calculation is based on current expected loss methodology. Prior to January 1, 2020, the allowance calculation was based on the incurred loss model.

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. The portfolio includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 30 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial real estate loans are originated with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations.

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

Commercial and Industrial Loans ("C&I"). C&I loans are managed through the Bank’s commercial middle market banking organization. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and SBA guaranteed loans. Business lines of credit have adjustable rates of interest and can be committed or are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk. The Company considers these loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities. The loans originated through the Company’s participation in the SBA’s Paycheck Protection Program (“PPP”) lending program in 2020 were classified as C&I loans. These loans were viewed as zero credit risk due to the related SBA guarantee.

Asset Based Lending. The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York and in the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs generally ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are always properly secured by business assets, which reduces the risks associated with these loans.

Small Business Banking. This group is also referred to as Business Banking, and handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns 44 Business Capital, a dedicated SBA 7A program lending team based in the Philadelphia area. This team originates loans in the Northeast, Mid-Atlantic and nationally. 44 Business Capital also works with business banking and small business teams to provide SBA guaranteed loans to business Banking Customers in Berkshire’s footprint. This team sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue, and it is targeting to further expand these operations. Berkshire Bank also owns Firestone Financial Corp. ("Firestone"), which is located in Needham, MA. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries.

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

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity in recent years has been indirect auto lending. In 2019, the Company decided to end the origination of indirect auto loans. This decision reflects the Company’s heightened emphasis on community banking in its local markets. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of loans at year-end 2020. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2A - Loan Contractual Maturity - Scheduled loan amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	More Than
(In thousands)	or Less	Five Years	Five Years	Total
Loans:
Construction	$80,625	$206,398	$167,490	$454,513
Commercial multifamily	32,296	191,876	259,178	483,350
Commercial real estate owner occupied	49,176	171,991	331,246	552,413
Commercial real estate non-owner occupied	187,556	1,062,087	869,620	2,119,263
Commercial and industrial	218,898	1,404,958	319,308	1,943,164
Residential real estate	12,308	37,218	1,882,155	1,931,681
Home equity	3,207	6,077	284,697	293,981
Consumer other	10,022	229,877	63,255	303,154
Total	$594,088	$3,310,482	$4,176,949	$8,081,519

Item 1 - Table 2B - Total loans due after one year - fixed and variable interest rates

(In thousands)	Fixed Interest Rate	Variable Interest Rate	Total
Loans:
Construction	$2,969	$370,919	$373,888
Commercial multifamily	135,881	315,173	451,054
Commercial real estate owner occupied	165,731	337,506	503,237
Commercial real estate non-owner occupied	600,778	1,330,929	1,931,707
Commercial and industrial	1,042,474	681,792	1,724,266
Residential real estate	1,450,034	469,339	1,919,373
Home equity	6,100	284,674	290,774
Consumer other	288,582	4,550	293,132
Total	$3,692,549	$3,794,882	$7,487,431

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

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management and Capital Committee and Management, under the leadership of the Chief Risk Officer. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management and Capital Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial loan approvals in accordance with these standards and procedures. Generally, pass rated secured commercial loans can be approved jointly up to $7 million by the regional lending manager and regional credit officer. Loans up to $10 million can be approved with the additional signature of the Chief Credit Officer. Loans in excess of this amount, and designated lower rated loans are approved by the

Executive Loan Committee. The Bank tracks loan underwriting exceptions and exception reports are actively monitored by executive lending management.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance. Additionally, the Bank employs commissioned residential mortgage originators. Commercial lenders receive salaries and are eligible for bonuses based on individual and overall performance. The Bank purchases whole loans and participations in loans from banks headquartered in its market and from outside of its market. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable agreement. The Bank routinely sells newly originated, fixed-rate residential mortgages in the secondary market. Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors. The Bank also sells interest rate derivatives to larger commercial borrowers desiring to fix their interest rates, and includes these derivatives in its underwriting and administrative procedures.

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

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management and Capital Committee. The Bank has heightened monitoring of its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. The Bank has hold limits for numerous categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstanding loans in each monitored category.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. Loan collections are managed by a combination of the related business units and the Bank’s special assets group, which focuses on larger, riskier collections and the recovery of purchased credit deteriorated loans.

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income that would have been recorded for 2020, if non-accruing loans had been current according to their original terms, amounted to $6.8 million. Included in the amount is $64 thousand related to troubled debt restructurings. The amount of interest income on those loans that was recognized in net income in
2020 was $4.8 million. Included in this amount is $27 thousand related to troubled debt restructurings. Interest income on accruing troubled debt restructurings totaled $1.1 million for 2020. The total carrying value of troubled debt restructurings was $20.5 million at year-end.

Item 1 - Table 3 - Problem Assets

(In thousands)	2020	2019	2018	2017	2016
Non-accruing loans:
Construction	$—	$—	$150	$159	$—
Commercial multifamily	757	811	474	263	363
Commercial real estate owner occupied	4,509	15,389	16,555	3,747	2,841
Commercial real estate non-owner occupied	29,572	1,031	2,056	2,023	2,136
Commercial and industrial	12,441	11,218	6,003	7,314	7,523
Residential real estate	9,711	6,411	3,394	4,062	4,468
Home equity	2,654	1,798	1,662	3,645	3,192
Consumer other	5,304	2,982	2,131	1,686	1,717
Total non-performing loans	$64,948	$39,640	$32,425	$22,899	$22,240
Other real estate owned	149	—	—	—	151
Repossessed assets	1,932	858	1,209	1,147	—
Total non-performing assets	$67,029	$40,498	$33,634	$24,046	$22,391

Total non-performing loans/total loans	0.80%	0.42%	0.36%	0.28%	0.34%
Total non-performing assets/total assets	0.52%	0.31%	0.28%	0.21%	0.24%

Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard, and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated Special Mention. Please see the additional discussion of non-accruing and potential problem loans in Item 7 and additional information in notes to the financial statements. Impaired loans acquired in business combinations are normally rated Substandard or lower and the fair value assigned to such loans at acquisition includes a component for the possibility of loss if deficiencies are not corrected.

Allowance for Credit Losses on Loans. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. Prior to 2020, the allowance represented management’s estimate of inherent incurred losses that are probable and estimable as of the date of the financial statements. The allowance included a specific component for impaired loans (a “specific loan loss reserve”) and a general component for portfolios of all outstanding loans (a “general loan loss reserve”). At the time of acquisition, no allowance for loan losses was assigned to loans acquired in business combinations. These loans were initially recorded at fair value, including the impact of expected losses, as of the acquisition date. An allowance on such loans was established subsequent to the acquisition date through the provision for loan losses based on an analysis of factors including environmental factors.

On January 1, 2020, the Company adopted the new loan loss allowance standard based on Current Expected Credit losses (“CECL”). Under this standard, management makes estimates of future economic conditions over the life of the loan portfolio and other future conditions and arrives at a reasonable estimate of expected loan losses. The basis of the allowance changed from an incurred model to an expected model based on this standard. As a result, the amount of the loan loss allowance and the loan loss provision in 2020 is not comparable to prior years. Also, since different banks may use different estimates and arrive at different expectations, comparisons between banks are more difficult. Further, since the accounting is based on future projections our estimates may change significantly from period to period, the amounts of the allowance and provision may be more volatile than under the previous model. Further information about the allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

Management believes that it uses the best information available to establish the allowance. However, future adjustments to the allowance for loan losses may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. There can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate. Regulatory agencies may require the Bank to make additional provisions for credit losses based upon judgments different from those of management. Any material increase in the allowance may adversely affect the Bank’s financial condition and results of operations.

Item 1 - Table 4 - Allowance for Credit Losses

(In thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$63,575	$61,469	$51,834	$43,998	$39,308

Impact of ASC 326	25,434	—	—	—	—

Charged-off loans:
Construction	$834	$—	$—	$—	$—
Commercial multifamily	100	837	32	86	50
Commercial real estate owner occupied	8,686	5,342	4,441	1,041	841
Commercial real estate non-owner occupied	11,653	934	3,007	3,181	2,152
Commercial and industrial	19,328	24,370	4,795	4,219	5,714
Residential real estate	2,285	1,180	1,481	2,033	2,926
Home equity	347	742	1,103	1,112	498
Consumer other	2,562	3,149	3,152	2,912	1,845
Total charged-off loans	45,795	36,554	18,011	14,584	14,026
Recoveries on charged-off loans:
Construction	$—	$—	$—	$—	$—
Commercial multifamily	100	—	11	59	60
Commercial real estate owner occupied	1,053	160	68	109	211
Commercial real estate non-owner occupied	307	1,094	289	52	33
Commercial and industrial	4,285	1,425	874	432	386
Residential real estate	1,359	186	191	321	306
Home equity	292	47	307	15	10
Consumer other	609	329	455	407	348
Total recoveries	8,005	3,241	2,195	1,395	1,354
Net loans charged-off	37,790	33,313	15,816	13,189	12,672
Provision for credit losses	76,083	35,419	25,451	21,025	17,362
Balance at end of year (1)	$127,302	$63,575	$61,469	$51,834	$43,998

Ratios:
Net charge-offs/average loans	0.41%	0.35%	0.18%	0.19%	0.21%
Recoveries/charged-off loans	17.48	8.87	12.19	9.57	9.65
Net loans charged-off/allowance for credit losses	29.69	52.40	25.73	25.44	28.80
Non-accrual loans/total loans	0.80	0.42	0.36	0.28	0.34
Allowance for credit losses/total loans	1.58	0.67	0.68	0.62	0.67
Allowance for credit losses/non-accruing loans	196.01	160.38	189.57	226.36	197.83
(1)    Beginning January 1, 2020, the allowance calculation is based on current expected loss methodology. Prior to January 1, 2020, the allowance calculation was based on the incurred loss model.

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

Item 1 - Table 5A - Allocation of Allowance for Credit Losses by Category (as of year-end)

	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Construction	$5,111	1.1%	$2,713	0.6%	$2,030	0.6%	$1,993	0.5%	$2,104	0.6%
Commercial multifamily	5,916	1.2	4,413	0.7	4,312	0.8	3,389	0.7	2,790	0.8
Commercial real estate owner occupied	12,380	2.2	4,880	0.7	5,083	0.9	4,847	0.8	4,865	0.8
Commercial real estate non-owner occupied	35,850	1.7	16,344	0.8	12,940	0.7	10,000	0.6	8,690	0.7
Commercial and industrial	25,013	1.3	20,099	1.1	17,558	0.9	14,975	0.9	10,597	1.0
Residential real estate	28,491	1.5	9,970	0.4	11,659	0.4	10,466	0.5	8,906	0.4
Home equity	6,482	2.2	1,470	0.4	1,772	0.5	1,224	0.3	1,776	0.5
Consumer other	8,059	2.7	3,686	0.8	6,115	0.9	4,940	0.8	4,270	0.8
Total (1)	$127,302	1.6%	$63,575	0.7%	$61,469	0.7%	$51,834	0.6%	$43,998	0.7%
(1)    Beginning January 1, 2020, the allowance calculation is based on current expected loss methodology. Prior to January 1, 2020, the allowance calculation was based on the incurred loss model.

Item 1 - Table 5B - Allocation of Allowance for Credit Losses (as of year-end)

	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Construction	$5,111	5.6%	$2,713	4.7%	$2,030	4.1%	$1,993	4.6%	$2,104	5.4%
Commercial multifamily	5,916	6.0	4,413	6.7	4,312	6.1	3,389	6.0	2,790	5.3
Commercial real estate owner occupied	12,380	6.8	4,880	7.1	5,083	6.2	4,847	7.8	4,865	9.1
Commercial real estate non-owner occupied	35,850	26.2	16,344	23.0	12,940	20.4	10,000	20.5	8,690	19.1
Commercial and industrial	25,013	24.0	20,099	19.4	17,558	21.6	14,975	21.0	10,597	15.9
Residential real estate	28,491	23.9	9,970	30.0	11,659	30.2	10,466	27.3	8,906	31.3
Home equity	6,482	3.7	1,470	4.0	1,772	4.2	1,224	4.9	1,776	5.5
Consumer other	8,059	3.8	3,686	5.1	6,115	7.2	4,940	7.9	4,270	8.4
Total (1)	$127,302	100.0%	$63,575	100.0%	$61,469	100.0%	$51,834	100.0%	$43,998	100.0%
(1)    Beginning January 1, 2020, the allowance calculation is based on current expected loss methodology. Prior to January 1, 2020, the allowance calculation was based on the incurred loss model.

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

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds and pass-through securities). Other than securities issued by the above agencies, no other issuer concentrations exceeding 10% of stockholders’ equity existed at year-end 2020. The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and Agency commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions. The Company also invests in funds financing community reinvestment projects. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates debt securities as available for sale, but sometimes designates longer-duration municipal and other securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on stockholders' equity in the event of rising interest rates.

The following tables present the year-end amortized cost and fair value of the Company's securities, by type of security, for the three years indicated.

Item 1 - Table 6A Amortized Cost and Fair Value of Securities

	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds and obligations	$90,273	$97,803	$104,325	$110,138	$109,648	$111,207
Mortgage-backed securities	1,452,526	1,483,608	1,037,205	1,043,652	1,182,552	1,160,130
Other bonds and obligations	111,178	113,821	155,809	157,765	129,073	128,310
Total securities available for sale	$1,653,977	$1,695,232	$1,297,339	$1,311,555	$1,421,273	$1,399,647

Securities held to maturity
Municipal bonds and obligations	$246,520	$266,626	$252,936	$266,026	$264,524	$264,492
Mortgage-backed securities	214,907	221,472	86,291	89,191	89,273	88,442
Tax advantaged economic development bonds	3,369	3,462	18,456	17,764	19,718	18,042
Other bonds and obligations	295	295	296	296	248	248
Total securities held to maturity	$465,091	$491,855	$357,979	$373,277	$373,763	$371,224

Trading account security	$8,655	$9,708	$9,390	$10,769	$10,090	$11,212
Marketable equity securities	18,061	18,513	37,138	41,556	55,471	56,638
Restricted equity securities	34,873	34,873	48,019	48,019	77,344	77,344

Item 1 - Table 6B - Amortized Cost and Fair Value of Securities

	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries, other Government agencies and corporations	$1,685,494	$1,723,593	$1,160,634	$1,174,399	$1,327,296	$1,305,210
Municipal bonds and obligations and tax advantaged securities	348,817	377,599	385,107	404,697	403,980	404,953
Other	146,346	148,989	204,124	206,080	206,665	205,902
Total Securities	$2,180,657	$2,250,181	$1,749,865	$1,785,176	$1,937,941	$1,916,065

The schedule includes available-for-sale and held-to-maturity securities, as well as the trading security, marketable equity securities, and restricted equity securities.

The following table summarizes year-end 2020 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 7 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$4.1	4.0%	$7.0	4.0%	$37.6	5.0%	$288.1	4.0%	$336.8	5.0%
Mortgage-backed securities	—	—%	11.2	2.0%	154.6	2.0%	1,501.6	2.0%	1,667.4	2.0%
Other bonds and obligations	31.1	—%	4.4	5.0%	53.3	5.0%	26.0	3.0%	114.8	3.0%
Total	$35.2	0.6%	$22.6	3.5%	$245.5	3.3%	$1,815.7	2.2%	$2,119.0	2.3%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits – checking and NOW accounts – for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank offers targeted online and mobile deposit account opening capabilities for personal accounts. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial and governmental depositors and a fee income source to the bank. The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank is also gradually deploying its MyTeller video tellers to complement and extend its service capabilities in its branches.

The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

Item 1 - Table 8 - Average Balance and Weighted Average Rates for Deposits

	2020			2019			2018
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$2,324.6	23%	—%	$1,745.2	18%	—%	$1,622.4	19%	—%
NOW and other	1,216.6	12	0.3	1,053.9	11	0.6	824.7	9	0.5
Money market	2,713.6	26	0.6	2,542.6	26	1.2	2,432.2	28	0.9
Savings	914.1	9	0.1	798.2	8	0.2	740.8	9	0.2
Time	3,102.9	30	1.7	3,754.2	37	2.0	3,075.5	35	1.7
Total	$10,271.8	100%	0.7%	$9,894.1	100%	1.2%	$8,695.6	100%	0.9%

At year-end 2020, the Bank had time deposit accounts in amounts of $100 thousand or more maturing as follows:

Item 1 - Table 9 - Maturity of Deposits >$100,000

Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$458,997	1.46%
Over 3 months through 6 months	337,721	1.14
Over 6 months through 12 months	359,777	1.13
Over 12 months	565,266	1.26
Total	$1,721,761	1.26%

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

The Company had a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding, as well as $74 million in senior subordinated notes at year-end 2020. The Company’s common stock is listed on the New York Stock Exchange. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. In 2020, the Company renewed its universal securities shelf registration with the SEC to facilitate potential future capital issuances. The Company has maintained a shelf registration as part of its routine capital management for many years.

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

The Company has approximately 950 commercial loans with a total balance of $2.6 billion with the contract interest rate tied to LIBOR. Additionally, the Company has approximately 500 interest rate swap contracts with a notional value of approximately $3.8 billion, including customer, dealer, and risk participation agreements. Many of these interest rate swap contracts are associated with the LIBOR based commercial loans.

The Company established an enterprise-wide LIBOR transition committee in 2019. The committee has assessed the on and off-balance sheet products that will be impacted with the LIBOR transition. The areas with the most impact are LIBOR based interest rate swaps and commercial loans that utilize LIBOR as the indexed rate. During 2019 revised LIBOR fallback language was added to all new Commercial loan contracts that contemplated the use of LIBOR as an index rate. An impact assessment has been completed to identify further exposures, such as systems, processes, and models affected by the discontinuation of LIBOR. The Company continues to develop and execute plans to transition products associated with LIBOR to alternative reference rates.

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

INSURANCE
As an independent insurance agent, the Berkshire Insurance Group represents a carefully selected group of financially sound, reputable insurance companies offering attractive coverage at competitive prices. The Insurance Group offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life, health, and financial services insurance products. Berkshire Insurance Group operates a focused cross-sell program of insurance and banking products through all offices and branches of the Bank with some of the Group’s offices located within the Bank’s branches. The Group’s principal operations are in Western New England, and also provides its services in the Company’s other regions. The Group focuses on the Bank’s distribution channels in order to broaden its retail and commercial customer base.

HUMAN CAPITAL MANAGEMENT
Berkshire’s people are the core of its ability to deliver on its strategic objectives, just as they have been for 175 years. The Company’s approach to human capital management is grounded in its Be FIRST values. It focuses on strong oversight, talent acquisition, development, engagement, retention, and offering a competitive benefits package. The Board of Directors has ultimate responsibility for the strategy of the Company. The Compensation Committee of the Board of Directors oversees executive compensation matters and the Corporate Responsibility & Culture committee oversees company culture, diversity, and employee engagement. The Company further enhanced this oversight in 2020 by appointing an experienced human resources leader to Executive Vice President Chief Human Resources & Culture Officer.

Talent acquisition is the first step to ensuring Berkshire has employees with the right mix of skills and experiences. The Company leverages internship placements, affinity group relationships, and the use of experienced recruiters for key management and specialized positions. After hiring, employees’ undergo an onboarding journey including attending a virtual new hire orientation. Throughout an employees’ career Berkshire focus on development as the Company believes it’s a critical factor to long-term retention. In 2020, the Company launched a new mentoring program to pair high potential junior employees with senior staff to build on existing development opportunities. The Company reskilled and upskilled employees from across the bank to assist in government relief programs such as the SBA’s Paycheck Protection Program (“ PPP") and for employees looking to expand their professional experience in the classroom, the Company offers an education assistance program.

Berkshire continually evaluates its strategies and looks at best practices to provide competitive pay and benefits packages. All of Berkshire’s benefits are available to married same-sex or different-sex couples as well as domestic partners. In 2020, the Company completed a salary survey to ensure pay and performance measures aligned with the markets it serves and a pay equity analysis to ensure that all employees, regardless of gender and ethnicity, in comparable roles are compensated equitably. Berkshire was listed in the Bloomberg Gender-Equality Index for the second consecutive year in recognition of its work and achieved a perfect score on the Human Rights Campaign Corporate Equality Index for the first time.

Berkshire employees' health, safety, and economic stability has and continues to be a priority as the Company continues to navigate the global COVID-19 pandemic. Berkshire suspended non-essential business travel and accelerated its ongoing Work from Home initiative to swiftly, safely and securely move 86% of non-branch staff to a fully remote environment. The Company provided protective equipment to front-line employees, including masks and gloves, and offered all additional paid sick time, paid quarantine/isolation leave, job protected personal leave, flexible work schedules for remote employees, premium pay for onsite employees and maintained full pay for employees with reduced schedules, as a result of the pandemic. Berkshire enhanced support through its Employee

Assistance Program and launched the You FIRST Fund to help employees impacted by personal financial hardships. As a result of Berkshire’s collective actions, there were no bank related pandemic layoffs in 2020 and the Company instituted a special compensation program for employees assisting with government relief programs.

Human Capital*	Total Full Time Equivalent	1,505
	Voluntary Retention Rate	85%
*All metrics reported are as of or for the year-ended December 31, 2020.

DIVERSITY, EQUITY, AND INCLUSION
Berkshire’s journey to build a more diverse, equitable, and inclusive company is grounded in its Be FIRST values. The Company’s goal is to build a workplace that reflects its communities' unique diversity and creates wealth in underrepresented neighborhoods across its footprint. The Company focuses on its governance practices, employee education, talent acquisition & workplace culture, supplier diversity, and product and service offerings. A collection of governance practices serve as the foundation, ensuring the appropriate oversight. The Corporate Responsibility & Culture Committee of the Board of Directors has ultimate responsibility for Diversity, Equity, and Inclusion Program performance and ensuring Management creates a workplace culture consistent with its Be FIRST values. The Company’s Diversity & Inclusion Employee Committee, which reports up to the Corporate Responsibility & Culture Committee, focuses on the diversity and inclusion strategy. The committee consists of employees from throughout the business and works to develop and execute goals, strategies, and tactics and monitor progress.

The Company offers seven Employee Resource Groups each of whom play an integral role for employees and the culture of the company. Each Employee Resource Group provides a safe space for dialogue, education, and collective action on topics relevant to their mission. These groups continue to help the company facilitate important cultural shifts, update policies, host important cultural heritage events, and attend affinity group job fairs. In 2020, the Company rolled out a new suite of Diversity, Equity, and Inclusion trainings. In addition, it continues to develop deeper partnerships with colleges, affinity groups and non-profit organizations to expand its networks beyond those traditionally touched by the banking industry. The Company leverages internal expertise and experienced external recruitment professionals to ensure it receives candidate pools that reflect the rural and urban communities where it operates. In addition, the Company regularly reviews the gender and ethnic diversity of its workforce at the employee, manager and executive management level.

Diversity & Inclusion*	Percent of women in workforce	68%
	Percent of ethnic minorities in workforce	14%
	Percent disabled in workforce	2%
*All metrics reported are as of December 31, 2020.

Additional information on Berkshire’s Culture, Human Capital and Diversity, Equity & Inclusion practices can be found in the Company’s annual Corporate Responsibility Report at www.berkshirebank.com/csr, which details the company's environmental, social, governance, and cultural programs.

SUBSIDIARY ACTIVITIES
The Company wholly-owns two active consolidated subsidiaries: the Bank and Berkshire Insurance Group, Inc. The Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Insurance Group is incorporated in Massachusetts. Berkshire Bank owns Firestone Financial, LLC which is a Massachusetts limited liability company, as well as consolidated subsidiaries operated as Massachusetts securities corporations and other subsidiary entities. The Company also owns all of the common stock of Delaware statutory business trusts, Berkshire Hills Capital Trust I and SI Capital Trust II. The capital trusts are unconsolidated and their only material assets are trust preferred securities related to the junior subordinated debentures reported in the Company’s Consolidated Financial Statements. Additional information about the subsidiaries is contained in Exhibit 21 to this report.

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

Certain regulatory requirements applicable to the Company are referred to below. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations.A summary of the regulatory requirements referred to below is as follows:

•Massachusetts Banking Laws and Supervision
•Federal Regulations
•Enforcement
•Holding Company Regulation
•Mergers and Acquisitions
•Other Regulations
•Taxation

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

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, of the preceding two years. The approval of both the Commissioner and the FDIC is required for the Bank to pay a dividend from its surplus account, which would currently be the case as to any Bank dividend to the Company.

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

Regulatory Enforcement Authority. Any Massachusetts-chartered institution that does not operate in accordance with the regulations, policies, and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the institution and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the institution’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that an institution has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the institution concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state chartered banks to establish branches within its borders. As of December 31, 2020, the Bank operated branches in New York, Vermont, Connecticut, New Jersey, and Pennsylvania as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking, the New Jersey Commissioner of Banking and Insurance, the Pennsylvania Secretary of Banking and Securities, and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2020, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

Under the FDIC’s risk-based assessment system, insured institutions are assessed based on perceived risk to the Deposit Insurance Fund with institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the Deposit Insurance Fund should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 1.5 to 40 basis points. The Dodd-Frank Act required that banks of greater than $10 billion of assets bear the burden of raising the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion, effective July 1, 2016. The FDIC announced in November 2018 that the 1.35% reserve ratio had been reached so that the surcharges would cease. In 2019, the FDIC distributed premium rebates to the Company and other bank peers as a result of having collected excess premiums in earlier periods. The Deposit Insurance Fund ratio fell to 1.30% as of June 30, 2020 due to extraordinary deposit growth resulting from economic conditions and government initiatives related to the COVID-19 pandemic. The FDIC had adopted a restoration plan for the fund to again achieve a 1.35% ratio within eight years. The current plan does not involve increased assessments or surcharges on insured institutions.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with and nonobjection of the Federal Reserve Board with respect to dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. Such Federal Reserve Board consultation and nonobjection was required for certain dividends paid by the Company during 2020. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

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

Taxation
The Company reports its income on a calendar year basis using the accrual method of accounting. This discussion of tax matters is only a summary and is not a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Further discussion of income taxation is contained in a note to the financial statements. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions. The Company may exclude from income 100 percent of dividends received from the Bank and from Berkshire Insurance Group as members of the same affiliated group of corporations. The Company reports income on a calendar year basis to the Commonwealth of Massachusetts. Massachusetts tax law generally permits special tax treatment for a qualifying limited purpose “securities corporation.” The Bank’s securities corporations all qualify for this treatment, and are taxed at a 1.3% rate on their gross income.

ITEM 1A. RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect the Company's business, financial condition, strategic objectives, and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may be additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial that could materially and adversely affect the Company's business, financial condition, strategic objectives, or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The COVID-19 global pandemic affected all aspects of the company’s business in 2020. The event of the pandemic is discussed in the Operating risk factor below, but it should be understood as affecting the overall risk environment and risk factors of the Company.

Risk Factors Summary

Lending Risks
•Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
•The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
•As a Participating Lender in the Small Business Administration Paycheck Protection Program, the Company is Subject to Additional Risks of Litigation from Its Customers or Other Parties Regarding Its Processing of Loans for the Paycheck Protection Program, Which Could Have a Significant Adverse Impact On Its Business, Financial Position, Results of Operations, and Prospects.
•The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
•The Company is Exposed to Risk of Environmental Liability When It Takes Title to Property.

Operating Risks
•The COVID-19 Pandemic is Adversely Affecting, and Will Likely Continue to Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
•The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
•The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Hacking and Identity Theft that Could Result in the Disclosure of Confidential Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
•Counterparties and Correspondents Expose the Company to Risks.
•The Company’s Business is Reliant on Outside Vendors.
•Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
•The Discontinuation of LIBOR and the Emergence of One or More Alternative Benchmark Indices to Replace LIBOR Could Adversely Impact the Company’s Business and Results of Operations.

Liquidity Risks
•The Company's Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Operations and Future Growth.
•The Company's Ability to Service Our Debt, Pay Dividends, and Otherwise Pay Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions. The Company’s Stock Repurchase Program is also Dependent on These Distributions.
•The Loss Recorded in 2020 May Have an Adverse Effect on Future Dividend Payments to Common Shareholders.
•Secondary Mortgage Market Conditions Could Have a Material Impact on the Company’s Financial Condition and Results of Operations.

Interest Rates
•Market Interest Rate Conditions Could Adversely Affect Results of Operations and Financial Condition.

Securities Market Value Risks
•Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Earnings.

Regulatory Matters Risks
•Legislative and Regulatory Initiatives May Affect Business Activities and Increase Operating Costs.
•Provisions of the Company's Certificate of Incorporation, Bylaws, and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.

Significant Accounting Estimates Risks
•If the Company Determines Intangible Assets to be Impaired, the Company’s Financial Condition and Results Would Be Negatively Affected.
•Various Factors May Cause Our Allowance for Credit Losses on Loans to Increase.

Trading of the Company's Common Stock
•The Trading History of the Company’s Common Stock is Characterized By Low Trading Volume. The Value of Shareholder Investments May be Subject to Sudden Decreases Due to the Volatility of the Price of the Common Stock.

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

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors, as well as risks specific to individual properties and property types. Geographic expansion may result in risks not previously experienced by the Company or which it is unfamiliar with monitoring or resolving. Recent expansion has been focused on the Greater Boston market, where the Bank may be financing projects with larger loan amounts and where the Bank has less experience than in its traditional market areas and where competition may result in different lending structures.

Commercial lending activities pose higher risk of fraud. In 2019, the Company wrote-off the $16 million balance of a secured commercial loan in circumstances involving alleged borrower fraud. This asset was a participating interest in a commercial loan managed by another financial institution. Such participating interests involve risks related to counterparty performance, as further described in a later risk factor. In the case of this loan, the Company has filed legal claims against the agent bank in pursuit of the recovery of some of the loss recorded by the Company. The outcome of such legal proceedings is subject to uncertainty, and the Company has not recognized any such potential recoveries in its financial records.

As a Participating Lender in the Small Business Administration Paycheck Protection Program, the Company is Subject to Additional Risks of Litigation from Its Customers or Other Parties Regarding Its Processing of Loans for the Paycheck Protection Program, Which Could Have a Significant Adverse Impact On Its Business, Financial Position, Results of Operations, and Prospects.
The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act, which established the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved lenders that participate in the program, subject to numerous limitations and eligibility criteria. The Company is participating as a lender in the PPP and may be exposed to the risk of litigation. Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such lenders used in processing applications for the PPP. If any such litigation is filed or threatened and is not resolved in a manner favorable to the Company, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
In connection with the Company’s sale of one or more loans or loan portfolios, it may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, the Company may be required to refund premiums, indemnify the purchaser for any related costs or losses, or it may be required to repurchase part or all of the affected loans, which may be impaired. The Company may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. The Company’s ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for the Company’s loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.

The Company may be required to reduce the value of any loans it marks as held for sale, which could adversely affect its results of operations. As a result of the Company’s strategic initiatives, the Company sold certain loans which were previously held for investment and conducted sales with buyers who it had not previously transacted with.

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

Operating
The COVID-19 Pandemic is Adversely Affecting, and Will Likely Continue to Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and dramatically increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused us, and could continue to cause us, increases in the Company's allowance for credit losses and subsequent increases in credit losses in our loan portfolios. Some of the risks the Company faces from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our clients and the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed or restricted, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Furthermore, the pandemic has caused us to recognize impairment of our goodwill and there could be impairment of our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown. Until the effects of the pandemic subside, we expect continued impacts on liquidity, reduced revenues in our businesses, and increased customer defaults. Furthermore, the U.S. economy experienced a recession as a result of the pandemic, and it is probable that our business would be materially and adversely affected if current conditions do not improve sufficiently. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

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
Banking institutions face increased cybersecurity risks due to the number of employees that are working remotely in regions impacted by stay-at-home orders. Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to work responsibilities at home. In addition, technological resources may be strained due to the number of remote users. Banking institutions should evaluate their cybersecurity risks in light of these issues and update their existing risk factors for any material changes or developments

The Company’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, steal financial assets, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. As a growing regional bank, the Company may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm and possible financial loss to the Company. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks.

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

Counterparties and Correspondents Expose the Company to Risks.
The Company's use of derivative financial instruments exposes us to financial and contractual risks with counterparties. The Company maintains correspondent bank relationships, manage certain loan participations, engage in securities and funding transactions, and undergo other activities with financial counterparties that are customary to its industry. The Company also utilizes services from major vendors of technology, telecommunications, and other essential operating services. There is financial, reputational, and operational risk in these relationships, which the Company seeks to manage through internal controls and procedures, but there are no assurances that the Company will not experience loss or interruption of its business as a result of unforeseen events with these providers. The Company's mortgage banking operations have exposed us to counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging. Financial, reputational, and operational risks are inherent in these counterparty and correspondent relationships. The Company could experience losses if there are failures in the controls or accounting, including those related to derivatives activities or if there are performance failures by any counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

The Company’s Business is Reliant on Outside Vendors.
The Company’s business is highly dependent on the use of certain outside vendors for its day-to-day operations. The Company’s operations and reputation are exposed to risk that a vendor may not perform in accordance with established performance standards required in its agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While the Company has comprehensive programs, policies and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to its business, which could have a material adverse effect on its financial condition, strategic objectives, and results of operations.

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

The Discontinuation of LIBOR and the Emergence of One or More Alternative Benchmark Indices to Replace LIBOR Could Adversely Impact the Company’s Business and Results of Operations.
The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. LIBOR may be discontinued as early as December 31, 2021.

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

The discontinuation of LIBOR could result in changes to the Company’s risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, the Company’s exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that the Company has issued or owns. A substantial portion of the Company’s on- and off-balance sheet financial instruments are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks.

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

The Loss Recorded in 2020 May Have an Adverse Effect on Future Dividend Payments to Common Shareholders.
Due to the loss in the first half of 2020 and its impact on retained earnings, the Bank will require the approval from the Massachusetts Division of Banks in order to continue to be a source of dividend income to the Company. Over the long term, these dividends are a source of funds to the parent to support dividend payments to Company shareholders. Also due to the loss, the Company requires nonobjection from the Federal Reserve Bank of Boston for future shareholder dividend payments. Future payments of dividends will also depend on the Board’s holistic assessment of the Company’s operating, risk, and financial situations and current circumstances, as well as regulatory assessments of these factors.

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

Regulatory Matters
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

Significant Accounting Estimates
If the Company Determines Intangible Assets to be Impaired, the Company’s Financial Condition and Results Would Be Negatively Affected.
When the Company completes a business combination, a portion of the purchase price of the acquisition is allocated to identifiable intangible assets. If the Company determines that the fair value of the intangible assets is less than the carrying value, the Company will be required to write down these assets. Any write-down would have a negative effect on the financial statements.

Various Factors May Cause our Allowance for Credit Losses on Loans to Increase.
The Company has an allowance for current expected credit losses on loans maintained through a provision for credit losses charged to expense. This represents our estimate of current expected credit losses based on an evaluation of risks within the portfolio of loans. The level of the allowance represents management’s estimate of current expected credit losses over the contractual life of the existing loan portfolio. The determination of the appropriate level of the allowance inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic and other conditions affecting borrowers, along with new information regarding existing loans other factors, may indicate the need for a future increase in the allowance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; Southern Rhode Island; and Princeton area, New Jersey. As of December 31, 2020, the Company had 130 full-service branches in Massachusetts, New York, Connecticut, Vermont, Central New Jersey, and Eastern Pennsylvania. Based on its branch optimization plan, the Bank is targeting to sell its eight New Jersey and Pennsylvania branches and to consolidate 16 branches in its New England/New York footprint, reducing total branches to a target of 106 offices by midyear 2021. The Company opened a commercial banking office in Providence, Rhode Island in the beginning of 2021.

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

The Bank has made its workplace more flexible as certain designated functions are approved for telecommuting arrangements. As a result of its merger and efficiency initiatives, the Bank has excess facilities space in various locations which is some cases is owned or subject to lease. The Bank is considering alternative uses or dispositions of excess office space, including uses in support of providing community benefit. The Bank opened a Reevx Labs community workspace in 2020 to increase its presence and service to underbanked urban communities.

Access to most Company properties was restricted during periods of 2020 due to the pandemic, and special cleaning and safety protocols were instituted. Drive-up teller facilities, automated teller machines, and interactive teller machines were relied on to maintain ongoing customer access, in addition to the Bank’s internet, telephone, and mobile banking channels. Most back-office staff used home environments and telecommunications capacities to accommodate the shift out of the office due to the pandemic.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”. The following table sets forth the quarterly high and low sales price information and dividends declared per share of common stock in 2020 and 2019.

2020	High	Low	Dividends Declared
First quarter	$33.04	$11.43	$0.24
Second quarter	18.79	9.15	0.24
Third quarter	11.26	8.55	0.12
Fourth quarter	19.24	9.80	0.12

2019
First quarter	$31.81	$26.02	$0.23
Second quarter	31.60	27.35	0.23
Third quarter	33.33	28.20	0.23
Fourth quarter	33.72	27.99	0.23

The Company had approximately 4,107 holders of record of common stock at February 25, 2021.

Dividends
The Company intends to pay regular cash dividends to common shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. Dividends from the Bank are currently subject to approval by the Massachusetts Division of Banks. Further information about dividend restrictions is disclosed in Note 18 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. During 2020, there were no shares transferred. During 2019, the Company transferred 1,936 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
In the first quarter of 2020, stock repurchases were suspended as the pandemic emerged. The stock repurchase program in effect on December 31, 2019 expired on March 31, 2020 and was not replaced.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2020	—	$—	—	—
November 1-30, 2020	—	—	—	—
December 1-31, 2020	—	—	—	—
Total	—	$—	—	—

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW NASAQ Regional Banking Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2015.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Berkshire Hills Bancorp, Inc.	100.00	130.39	132.53	99.95	125.63	68.83
NYSE Composite Index	100.00	111.94	132.90	121.01	151.87	162.49
PHLX KBW Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91

Source: S&P Global Market Intelligence

ITEM 6. SELECTED FINANCIAL DATA

The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Per Common Share Data:
Net (loss)/earnings, diluted - continuing operations	$(10.21)	$2.05	$2.36	$1.24	$1.88
Net (loss)/earnings, diluted - discontinued operations	(0.39)	(0.08)	(0.07)	0.15	—
Net (loss)/earnings, diluted	$(10.60)	$1.97	$2.29	$1.39	$1.88
Total book value per common share	23.37	34.65	33.30	32.14	30.65
Dividends	0.72	0.92	0.88	0.84	0.80
Common stock price:
High	33.04	33.72	44.25	40.00	37.35
Low	8.55	26.02	25.77	32.85	24.71
Close	17.12	32.88	26.97	36.60	36.85
Performance Ratios: (1)
Return on assets	(4.15)%	0.75%	0.90%	0.56%	0.74%
Return on equity	(37.50)	5.75	6.84	4.45	6.44
Net interest margin, fully taxable equivalent (FTE) (2)	2.72	3.17	3.40	3.40	3.31
Fee income/Net interest and fee income	18.10	23.86	23.36	29.41	22.80
Growth Ratios:
Total commercial loans	(4.58)%	9.19%	6.17%	37.79%	18.39%
Total loans	(14.95)	5.08	8.96	26.71	14.41
Total deposits	(1.16)	15.07	2.66	32.13	18.48
Total net revenues, (compared to prior year)	(14.73)	4.53	11.59	41.05	11.18
Earnings per share, (compared to prior year)	(638.07)	(13.97)	64.75	(26.06)	8.62
Selected Financial Data:
Total assets	$12,838,013	$13,215,970	$12,212,231	$11,570,751	$9,162,542
Total earning assets	12,089,939	11,916,007	11,140,307	10,509,163	8,340,287
Securities	2,223,417	1,769,878	1,918,604	1,898,564	1,628,246
Total loans	8,081,519	9,502,428	9,043,253	8,299,338	6,549,787
Allowance for credit losses	(127,302)	(63,575)	(61,469)	(51,834)	(43,998)
Total intangible assets	34,819	599,377	551,743	557,583	422,551
Total deposits	10,215,808	10,335,977	8,982,381	8,749,530	6,622,092
Total borrowings	571,637	827,550	1,517,816	1,137,075	1,313,997
Total shareholders’ equity	1,187,773	1,758,564	1,552,918	1,496,264	1,093,298

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Operating Data:
Total interest and dividend income	$409,782	$509,513	$465,894	$355,076	$280,439
Total interest expense	93,000	144,255	109,694	64,113	48,172
Net interest income	316,782	365,258	356,200	290,963	232,267
Fee income	69,990	76,824	74,026	71,356	68,606
All other non-interest (loss)/income	(3,683)	7,178	298	2,888	(2,755)
Total net revenue	383,089	449,260	430,524	365,207	298,118
Provision for credit losses	75,878	35,419	25,451	21,025	17,362
Total non-interest expense	840,239	289,857	266,893	252,978	203,302
(Loss)/income from continuing operations before income taxes	(533,028)	123,984	138,180	91,204	77,454
Income tax (benefit)/expense from continuing operations	(19,853)	22,463	28,961	42,088	18,784
Net (loss)/income from continuing operations	(513,175)	101,521	109,219	49,116	58,670

(Loss)/income from discontinued operations before income taxes	(26,855)	(5,539)	(4,767)	8,545	—
Income tax (benefit)/expense from discontinued operations	(7,013)	(1,468)	(1,313)	2,414	—
Net (loss)/income from discontinued operations	(19,842)	(4,071)	(3,454)	6,131	—
Net (loss)/income	$(533,017)	$97,450	$105,765	$55,247	$58,670

Basic (loss)/earnings per common share:
Continuing operations	$(10.21)	$2.06	$2.38	$1.24	$1.89
Discontinued operations	(0.39)	(0.08)	(0.08)	0.16	—
Total basic (loss)/earnings per share	$(10.60)	$1.98	$2.30	$1.40	$1.89
Diluted (loss)/earnings per common share:
Continuing operations	$(10.21)	$2.05	$2.36	$1.24	$1.88
Discontinued operations	(0.39)	(0.08)	(0.07)	0.15	—
Total diluted (loss)/earnings per share	$(10.60)	$1.97	$2.29	$1.39	$1.88

Weighted average common shares outstanding - basic	50,270	49,263	46,024	39,456	30,988
Weighted average common shares outstanding - diluted	50,270	49,421	46,231	39,695	31,167

Dividends per preferred share	$1.20	$1.84	$1.76	$0.42	$—
Dividends per common share	$0.72	$0.92	$0.88	$0.84	$0.80

Asset Quality and Condition Ratios: (3)
Net loans charged-off/average loans	0.41%	0.35%	0.18%	0.19%	0.21%
Allowance for credit losses/total loans	1.58	0.67	0.68	0.62	0.67
Loans/deposits	79	92	101	95	99

Capital Ratios:
Tier 1 capital to average assets - Company	9.38%	9.33%	9.04%	9.01%	7.88%
Total capital to risk-weighted assets - Company	16.10	13.73	12.99	12.43	11.87
Tier 1 capital to risk-weighted assets - Company	14.06	12.30	11.57	11.15	10.07
Shareholders’ equity/total assets	9.25	13.31	12.73	12.93	11.93

___________________________________
(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(3)  For periods prior to 2020, generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected loan losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected loan losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 6 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2020			2019			2018
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)
Commercial real estate	$3,958.6	$151.5	3.83%	$3,789.5	$188.6	4.98%	$3,283.6	$167.7	5.11%
Commercial and industrial loans	2,049.4	87.7	4.28	1,983.9	111.2	5.60	1,867.9	107.6	5.76
Residential loans	2,324.3	87.8	3.78	2,719.8	100.7	3.70	2,353.1	86.3	3.67
Consumer loans	828.1	31.3	3.78	1,038.4	46.5	4.48	1,115.3	47.2	4.23
Total loans	9,160.4	358.3	3.91	9,531.6	447.0	4.69	8,619.9	408.8	4.74
Investment securities (2)	1,845.2	54.6	2.96	1,846.9	62.6	3.39	1,931.7	64.4	3.33
Short-term investments and loans held for sale (3)	767.2	4.8	0.64	335.3	13.4	4.01	146.3	5.4	3.72
Total interest-earning assets	11,772.8	417.7	3.55	11,713.8	523.0	4.47	10,697.9	478.6	4.47
Intangible assets	316.1			578.1			554.6
Other non-interest earning assets (3)	772.3			669.1			516.9
Total assets	$12,861.2			$12,961.0			$11,769.4

Liabilities and shareholders' equity
Deposits:
NOW and other	$1,216.6	$3.5	0.29%	$1,053.9	$6.5	0.62%	$824.7	$4.0	0.49%
Money market	2,713.6	15.3	0.56	2,542.6	31.4	1.23	2,432.2	21.9	0.90
Savings	914.1	0.9	0.10	798.2	1.2	0.15	740.8	1.1	0.15
Certificates of deposit	3,102.9	52.6	1.69	3,754.2	76.1	2.03	3,075.5	51.3	1.67
Total interest-bearing deposits	7,947.2	72.3	0.91	8,148.9	115.2	1.41	7,073.2	78.3	1.11
Borrowings and notes (4)	841.6	20.7	2.46	1,115.5	32.4	2.91	1,409.0	33.4	2.37
Total interest-bearing liabilities	8,788.8	93.0	1.06	9,264.4	147.6	1.59	8,482.2	111.7	1.32
Non-interest-bearing demand deposits	2,324.6			1,745.2			1,622.4
Other non-interest-bearing liabilities (3)	326.4			257.1			119.3
Total liabilities	11,439.8			11,266.7			10,223.9
Total shareholders' equity	1,421.4			1,694.3			1,545.5
Total liabilities and equity	$12,861.2			$12,961.0			$11,769.4
Net interest income		$324.7			$375.4			$366.9

	2020			2019			2018
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			2.49%			2.88%			3.16%
Net interest margin (5)			2.72			3.17			3.40
Cost of funds			0.84			1.34			1.11
Cost of deposits			0.71			1.16			0.90
Interest-earning assets/interest-bearing liabilities			133.95			126.44			126.12

Supplementary data
Total non-maturity deposits	$7,168.9			$6,139.9			$5,620.1
Total deposits	10,271.8			9,894.1			8,695.6
Fully taxable equivalent adjustment	6.4			7.5			7.4
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
(5) Purchase accounting accretion totaled $9.9 million, $14.5 million, and $23.1 million for the years-ended December 31, 2020, 2019, and 2018, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.09%, 0.12%, and 0.22%.

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

Item 6 - Table 4 - Rate Volume Analysis

	2020 Compared with 2019			2019 Compared with 2018
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$(45,193)	$8,096	$(37,097)	$(4,367)	$25,271	$20,904
Commercial and industrial loans	(27,008)	3,561	(23,447)	(2,978)	6,558	3,580
Residential loans	2,017	(14,907)	(12,890)	901	13,571	14,472
Consumer loans	(6,575)	(8,592)	(15,167)	2,630	(3,357)	(727)
Total loans	(76,759)	(11,842)	(88,601)	(3,814)	42,043	38,229
Investment securities	(7,945)	(57)	(8,002)	1,098	(2,863)	(1,765)
Short-term investments and loans held for sale (1)	(16,924)	8,297	(8,627)	455	7,544	7,999
Total interest income	$(101,628)	$(3,602)	$(105,230)	$(2,261)	$46,724	$44,463

Interest expense:
NOW accounts	$(3,835)	$882	$(2,953)	$1,217	$1,265	$2,482
Money market accounts	(18,043)	1,985	(16,058)	8,411	1,036	9,447
Savings accounts	(409)	156	(253)	5	86	91
Certificates of deposit	(11,486)	(12,093)	(23,579)	12,250	12,562	24,812
Total deposits	(33,773)	(9,070)	(42,843)	21,883	14,949	36,832
Borrowings	(4,553)	(7,206)	(11,759)	6,695	(7,722)	(1,027)
Total interest expense	$(38,326)	$(16,276)	$(54,602)	$28,578	$7,227	$35,805
Change in net interest income	$(63,302)	$12,674	$(50,628)	$(30,839)	$39,497	$8,658
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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, restructuring costs, goodwill impairment, and discontinued operations. Discontinued operations are the Company’s national mortgage banking operations for which the Company completed the wind down of operations in 2020. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. There were no merger costs in 2020 and merger costs in 2019 are primarily related to the acquisition of SI Financial Group, Inc. in May 2019. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. They also include costs related to the consolidation of branches. Restructuring expense and other for 2020 primarily related to executive separation expense as a result of the CEO transition. Restructuring expense and other for 2019 primarily related to branch consolidations. Restructuring expense and other for 2018 primarily related to a core systems contract restructuring charge and executive separation expense as a result of the CEO transition.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
GAAP Net (loss)/income	$(533,017)	$97,450	$105,765
Non-GAAP measures
Adj: Loss/(gain) on securities, net	7,520	(4,389)	3,719
Adj: Goodwill impairment	553,762	—	—
Adj: Net gains on sale of business operations	(1,240)	—	(460)
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	5,839	28,046	10,752
Adj: Legal settlements	—	—	3,000
Adj: Systems vendor restructuring costs	—	—	8,379
Adj: Loss from discontinued operations before income taxes	26,855	5,539	4,767
Adj: Income taxes	(29,342)	(7,799)	(7,102)
Net non-operating charges	563,394	21,397	23,055
Total adjusted net income (non-GAAP)	$30,377	$118,847	$128,820

GAAP Total revenue from continuing operations	$383,089	$449,260	$430,524
Adj: Loss/(gain) on securities, net	7,520	(4,389)	3,719
Adj: Net gains on sale of business operations	(1,240)	—	(460)
Total adjusted operating revenue (non-GAAP)	$389,369	$444,871	$433,783

GAAP Total non-interest expense from continuing operations	$840,239	$289,857	$266,893
Less: Total non-operating expense (see above)	(5,839)	(28,046)	(10,752)
Less: Goodwill impairment	(553,762)	—	—
Less: Legal settlements	—	—	(3,000)
Less: Systems vendor restructuring costs	—	—	(8,379)
Adjusted operating non-interest expense (non-GAAP)	$280,638	$261,811	$244,762
(in millions, except per share data)
Total average assets	$12,861	$12,961	$11,769
Total average shareholders' equity	1,421	1,694	1,546
Total average tangible shareholders equity	1,105	1,116	991
Total average tangible common shareholders equity	1,088	1,076	950
Total tangible shareholders’ equity, period-end	1,153	1,159	1,001
Total tangible common shareholders’ equity, period-end	1,153	1,119	961
Total tangible assets, period-end	12,803	12,613	11,660
Total common shares outstanding, period-end (thousands)	50,833	49,585	45,417
Average diluted shares outstanding (thousands)	50,308	49,421	46,231
(Loss)/earnings per share, diluted	$(10.60)	$1.97	$2.29
Plus: Net adjustments per share, diluted	11.20	0.43	0.50
Adjusted earnings per share, diluted	0.60	2.40	2.79
Book value per common share, period-end	23.37	34.65	33.30
Tangible book value per common share, period-end	22.68	22.56	21.15
Total shareholders' equity/total assets	9.25	13.31	12.72
Total tangible shareholders' equity/total tangible assets	9.01	9.19	8.59
	At or For the Years Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Performance Ratios
GAAP return on assets	(4.15)%	0.75%	0.90%
Adjusted return on assets	0.24	0.93	1.12
GAAP return on equity	(37.50)	5.75	6.84
Adjusted return on equity	2.14	7.01	8.33
Adjusted return on tangible common equity	3.18	11.35	13.48
Efficiency ratio (2)	68.53	55.63	53.64

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	$4,699	$7,950	$5,876
Non-interest income charge on tax-credit investments	(3,645)	(6,455)	(4,822)
Net income on tax-credit investments	1,054	1,495	1,054
Intangible amortization	6,181	5,783	4,934
Fully taxable equivalent income adjustment	6,402	7,451	7,423
____________________________________
(1)Acquisition, restructuring, conversion, and other related expenses included no merger and acquisition expenses for the year-ended December 31, 2020. For the year-ended 2019, these expenses included $18.7 million in merger and acquisition expenses and $9.3 million of restructuring expenses. For the year-ended 2018, these expenses included $8.9 million in merger and acquisition expenses and $1.8 million of restructuring, conversion, and other expenses.
(2)Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income adjusted to include tax credit benefit of tax shelter investments. The Company uses this non-GAAP measure to provide important information regarding its operational efficiency.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This discussion is intended to assist readers in understanding the financial condition and results of operations Berkshire Hills Bancorp, Inc. (“Berkshire” or the “Company"), the changes in key items in the Company’s Consolidated Financial Statements (“financial statements”) from year to year and the primary reasons for those changes.

The objectives of this section are:
•To provide a narrative explanation of the Company’s financial statements that enables investors to see the company through the eyes of management;
•To enhance the financial disclosure and provide the context within which financial information should be analyzed; and
•To provide information about the quality of, and potential future variability of, the Company’s earnings and cash flow.

This discussion includes the following sections:
•Summary of recent events and strategic initiatives
•Comparison of Financial Condition at December 31, 2020 and 2019
•Comparison of Operating Results for the Years Ended December 31, 2020 and 2019
•Comparison of Operating Results for the Years Ended December 31, 2019 and 2018
•Liquidity and Cash Flows
•Capital Resources
•Off-Balance Sheet Arrangements
•Discussion of accounting policies and pronouncements

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto appearing in Item 8 of this document. In the following discussion, income statement comparisons are against the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2021 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 26% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares.

Berkshire is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

BE FIRST CULTURE & CORPORATE RESPONSIBILITY
Berkshire Bank is a purpose and values-driven community bank. We believe that everyone, from every neighborhood, should be able to bank with dignity. We're committed to providing an ecosystem of socially responsible financial solutions to meet our customers’ needs, engaging with communities to ensure access and upward economic mobility, addressing racial equity and fostering a workplace culture where everyone belongs. Our Be FIRST values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork guide us as we evolve and navigate our environment to create long-term sustainable value for our stakeholders.

The spirit and work ethic that began 175 years ago when Berkshire Bank first opened its doors to meet the working class and entrepreneurs’ financial needs is still at the core of our company today. As the COVID-19 pandemic ravaged communities and shuttered businesses, we answered the call to assist our neighbors. We ensured our employees, customers, and communities' health, safety, and economic resiliency was the priority. We created the You FIRST employee assistance fund to help employees impacted by unexpected financial hardships. We assisted small businesses and consumers with loan forbearances and government assistance programs and we launched a fund to assist black and brown owned businesses most impacted by the pandemic. We also faced the stark reality that systematic racism continues to exist throughout the country. While many companies that had been on the sidelines stepped-up, Berkshire leaned in and responded with continued focus, commitment, and intentionality.

We continue to build on our Be FIRST Commitment, our roadmap for purpose-driven, socially responsible community banking. Our strong foundation of governance systems, including our Corporate Responsibility & Culture Committee of our Board of Directors, Diversity & Inclusion Employee Committee, Responsible & Sustainable Business Policy, and Social & Environmental Responsibility Risk Management practices collectively integrate social, environmental, cultural, and reputational considerations through all aspects of the company. Berkshire Bank continues to offer services to the underbanked through the Reevx Labs™ platform at reevxlabs.com.

We engage directly with our stakeholders and populate several communications channels with strategic content including our Corporate Responsibility website www.berkshirebank.com/csr, annual report, and proxy statement to highlight our commitment to disclosure, transparency and socially responsible performance. Our annual Corporate Responsibility Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the company's environmental, social, governance, and cultural programs as well as our progress on The Be FIRST Commitment. We are also incredibly proud to be recognized for our leadership and performance, including local, regional, national, and international awards. Among these honors The North American Inspiring Workplaces Award, Communitas Award for Leadership in Corporate Social Responsibility, Listing in the Bloomberg Gender-Equality Index and achieving a perfect score in the Human Rights Campaign Corporate Equality Index.

SUMMARY
The emergence of the COVID-19 global pandemic dominated the Company’s activities and results in 2020. Berkshire adjusted its business model to manage pandemic related impacts to its operations, its customers, and its operating profitability. The Company’s markets became a national and global disease hotspot early in the pandemic, in the second quarter. Government authorities shut down much societal and economic activity in March. Conditions improved in the third quarter, but another wave of disease incidence slowed further improvement, and economic conditions remained stressed through year-end. During the year, unprecedented federal fiscal and monetary stimulus was deployed nationally. The Federal Reserve Board of Governors lowered short-term interest rates by approximately 1.50% in the first quarter, and further actions by the Federal Reserve resulted in rates coming down across all maturities, resulting in a parallel downward rate shock of approximately 1.50%. Following an unprecedented economic contraction in the second quarter, the economy had partially recovered by the end of 2020.
The rollout of vaccinations and further federal and monetary support were expected to gradually further normalize conditions in 2021.

The Bank initially closed its branches except for drive-through tellers, and most back-office staff moved to work from home status. The Bank was able to resume most branch activities in the third quarter, while back-office staff continue to telecommute. Business activities shifted during this period to provide expedited support for supporting stimulus programs and servicing the needs of customers and communities arising from the emergency conditions. Numerous programs were developed to provide support and assistance to the Bank’s staff and communities, including granting of loan payment modifications pursuant to government guidelines and the origination of commercial Paycheck Protection Program (“PPP”) SBA guaranteed loans to support employment during the shutdown. Branch access restrictions were reintroduced in the fourth quarter and some government restrictions were resumed due to worsening public health.

Changes in the Company’s financial condition and results were primarily due to the pandemic and the related changes in financial market conditions and economic expectations. Due to these downturns, the Company recorded large non-cash charges for goodwill impairment and the current expected credit loss provision during the year. These charges resulted in losses for the first and second quarters, but did not materially affect most regulatory capital measures, cash flows, or liquidity. Among the most significant financial impacts from the pandemic were the following:

•Goodwill impairment: In the second quarter, the Company recorded a $554 million noncash expense representing the full impairment and write-off of the carrying value of goodwill due to the impact of the COVID-19 disease on economic and financial market conditions resulting in a lower fair value of the Company’s equity.

•Credit Loss Provision: A $65 million noncash credit loss provision expense was recorded in the first half of 2020 primarily representing projected pandemic related current expected credit losses in future periods under the new Current Expected Credit Losses (“CECL”) accounting standard. The full year provision was $76 million.

•Reduced Revenue: Net revenue from continuing operations decreased year-over-year by 15% due primarily to compression of the net interest margin resulting from the near zero interest rate policy implemented by the Federal Reserve Board of Governors, and reflecting the Company’s asset sensitive interest rate risk profile. The margin change also reflected a change in asset mix from loans and into lower yielding short-term investments and investment securities.

•Loan Modifications: Short-term loan payment deferrals were granted in accordance with terms established by bank regulators to lessen borrower hardship. Initial payment deferrals totaled $1.6 billion. The balance of active and in-process deferrals declined to $350 million at year-end.

•Balance Sheet Changes: A pandemic related deposit surge was primarily invested in short-term investment reserves held at the Federal Reserve Bank of Boston. The Company originated $708 million in PPP loans to support employment, and these loans partially offset reductions in other loan categories due to reduced economic activity, liquidity from government stimulus, and accelerated prepayments. Demand deposits increased as borrowers stored liquidity resulting from government stimulus and reduced economic activity. Total equity decreased but most regulatory capital ratios improved, and measures of liquidity improved due to reduced usage of wholesale funding and due to higher short-term investment balances.

Reflecting the above activity, the Company recorded a loss of $569 million, or $11.33 per share for the first six months of 2020. This loss was a result of noncash charges for goodwill impairment and the provision for current expected credit losses on loans. Results returned to profitability in the second half of the year, with second half earnings totaling $36 million, or $0.73 per share. Full year results were a loss of $533 million, or $10.60 per share.

In conformance with the industry guidelines issued by the Federal Reserve at the outset of the pandemic, the Company ceased repurchases of common stock in the first quarter, and let its outstanding repurchase authorization expire at the end of the first quarter. Also, the Company reduced its shareholder dividend by 50% in the third quarter of 2020. This reduction was made to better align the dividend payout and dividend yield with the reduced level of operating earnings in the current environment.

In October 2020, the Company announced the launch of best-in-class digital account opening technology. This platform provides benefits to the customer experience, to revenue generation, and to the Company’s operating efficiency. The company also enhanced its customer experience by upgrading its call center and rolling out its e-signature platform. These enhanced capabilities are significantly more valuable in today’s environment as a result of the customer needs and accelerated digital transformation resulting from the pandemic.

Also in October 2020, the Company announced a strategic goal to pursue expense management initiatives, due in part to the long-term revenue impacts of the near zero interest rate environment. Expense management also recognizes long-term changes in customer behaviors and the Bank’s operating model based on the accelerated transition to the digital economy resulting from the pandemic. In December 2020, as part of these initiatives, the Company announced a branch optimization plan. The Company announced that it had entered into an agreement for the sale of its 8 Mid-Atlantic branches, including the transfer of more than $600 million in deposits and $300 million in loans. Additionally, the Company announced a plan to consolidate 16 branches in its New England/New York footprint. Both of these initiatives are targeted for completion in the first half of 2021. The Company expects to recognize a net gain on the sale of the Mid-Atlantic branches, as well as charges in conjunction with the branch consolidations.

In addition to reshaping the branch office network, the Company is pursuing possibilities for identifying and releasing surplus corporate real estate, and making other operational adjustments to its business model. The Company also plans to formalize cost save opportunities arising from work from home as well as changes in procurement processes in the current environment. The Company’s goal is to streamline its business model in its core markets and leverage organic growth around that foundation. Two critical enablers are the technology that the Company has invested in and its personalized banking services program, MyBanker. Berkshire has been successfully deploying these mobile personal bankers for a number of years to bring service to customers where and when they need it and they remain integral to the distinctive customer experience that the Bank is developing as a 21st century community bank.

On August 10, 2020, the Company announced that, pursuant to a separation agreement, Richard M. Marotta had stepped down from his position as President and Chief Executive Officer of the Company and CEO of the Bank, as well as from his role as a Director to pursue new opportunities. Working within its leadership succession planning process, the Board appointed Sean A. Gray, to serve as Acting President and CEO for the Company. The Board initiated a CEO search process to consider a national search for candidates inside and outside of Berkshire. The Board established a working committee to oversee the search process and retained the firm of Spencer Stuart as its executive search consulting firm. On January 25, 2021 the Board announced the appointment of Nitin J. Mhatre as President and Chief Executive Officer of the Company and the Bank effective January 29, 2021. With the appointment of Mr. Mhatre, Mr. Gray resumed his ongoing duties as President and Chief Operating Officer of Berkshire Bank and Senior Executive Vice President of Berkshire Hills Bancorp, Inc.

Mr. Mhatre is a senior banking executive with 25 years of community and global banking experience. Most recently, as Executive Vice President, Community Banking at Webster Bank, Mr. Mhatre was a member of Webster Bank's executive team and led its consumer and business banking businesses. In this role, he was responsible for profitable growth of the Community Banking segment at the $31 billion bank and led a diverse team of more than 1,500 employees. Previously, he spent more than 13 years at Citi Group in various leadership roles across consumer-related businesses globally. Mr. Mhatre served on the Board of the Consumer Bankers Association headquartered in Washington D.C. since 2014 and was Chairman of the Board from 2019 to 2020. He also serves on the Board of Junior Achievement of Southwest New England headquartered in Hartford, CT.

The Board and management team are fully aligned on the Company's long-term strategic direction. That strategy focuses on improving core operating performance with a relationship banking model that serves Berkshire’s communities and clients in its footprint. Berkshire’s brand name and franchise in its markets, its differentiated customer service and culture, and its purpose-based values are all targeted to support meaningful improvement in shareholder returns. The Company has five current key initiatives:
•Optimizing Berkshire’s branch footprint through the announced branch sales and consolidations
•Rationalizing the balance sheet to maintain strong liquidity and capital metrics and support improved profitability and shareholder return
•Further implementing digitization and automation to improve customer engagement and operational efficiencies
•Focusing on core products and services to enhance customer relationships and the customer experience while exiting non-strategic products & business lines
•Continuing proactive management of asset quality through the pandemic cycle

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

Continued COVID-19 Response Updates

BerkshireHills Bancorp

Employees

- ✓ **Moved branch lobbies to appointment only based on local conditions**
- ✓ Suspended non-essential business travel
- ✓ 86% of non-branch staff WFH, daily health screening for branch staff
- ✓ Increased cleaning and protective precautions including providing protective masks, installed protective shielding in branches and set occupancy restrictions
- ✓ Provided additional paid sick time
- ✓ Protecting pay for those employees who can't work their normal scheduled hours
- ✓ Launched You FIRST employee assistance fund to help with hardships
- ✓ Leveraging employee networks including Employee Resource Groups and Regional Cultural Councils to collect feedback, maintain culture, morale and productivity

Customers

- ✓ **Supporting borrower modifications under the CARES act**
- ✓ **Planned support for PPP in 2021**
- ✓ Providing financial flexibility to customers facing financial hardships and launched customer assistance programs:
  - Increased debit card limits and waived penalties for early CD withdrawals and foreign ATM fees during initial phase
  - Providing options for loan forbearance
  - Participated in the Paycheck Protection Program processing loans for $708MM during 2020 and planning support of PPP second draw
  - Providing mobile and digital banking solutions and My Bankers for customers
- ✓ Implemented additional safety precautions including hand sanitizing stations and directional signage in branches
- ✓ Launched Reevx Labs online hub

Communities

- ✓ **Provided $130K to food banks to assist with rising food insecurity**
- ✓ Hosting virtual community conversations with stakeholders
- ✓ Providing capital to assist small businesses through The Futures Fund with BECMA and MALGBT Chamber
- ✓ Provided over $1MM in grants through Berkshire Bank Foundation, including $500K in small business assistance through non-profit partners
- ✓ Offering flexibility for non-profits to redirect prior Foundation funding
- ✓ Evaluating strategic sponsorships and advertising assets for re-deployment
- ✓ Raising funds and deploying employees through virtual skills-based volunteering with a focus on financial health, job training and critical non-profit needs

Support, Recovery and Resiliency

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2020 AND DECEMBER 31, 2019
Summary: The major balance sheet changes were the result of the COVID-19 pandemic and its impacts on the economy and federal fiscal and monetary policy. Total loans decreased and demand deposits increased due to the slowdown in economic activity, resulting in less credit demand and the accumulation of customer liquidity – both of which benefited from federal stimulus. The funds from loan payoffs were primarily invested into short and long-term investments and demand deposit growth was primarily used to reduce wholesale funding sources and for short-term investments. The Company’s operating focus was on meeting customer needs and further strengthening its capital and liquidity in the face of unknown pandemic impacts on its markets.

Anticipated higher credit losses from the economic impacts of the pandemic resulted in higher loan loss provisions in the first half of the year, although traditional metrics of loan performance did not begin to significantly worsen until the fourth quarter. Loan performance was aided by loan modifications and SBA guaranteed PPP loans which were implemented pursuant to federal bank supervisory guidelines in an unprecedented response to supporting the economy and financial system.

The long-term impacts of the pandemic drove bank stock prices sharply lower, and in the second quarter the Company wrote-off the full $554 million balance of goodwill which had been accumulated over the past decade principally from bank acquisitions when stock prices were higher. This was the principal reason for the $378 million, or 3%, decrease in total assets to $12.8 billion in 2020. Excluding this write-off, total assets increased by $176 million, or 1%, due to demand deposit growth invested into short-term investments. Largely due to this impairment charge, shareholders’ equity decreased by $571 million, or 32%, to $1.19 billion. The goodwill impairment charge was non-cash and had no material impact on the Company’s tangible equity or regulatory capital metrics, which improved continuously through the year due to the reduction in risk weighted assets resulting from the proportional shift from loans to investments. Book value per common share measured $23.37 at period-end and the non-GAAP measure of tangible book value per share measured $22.68 per share.

The Company's goal is to provide a strong foundation for supporting growth in its customer accounts and revenue drivers across its major markets and business lines based on improvement in forecasted public health and market conditions. The majority of the $633 million of year-end PPP loans is expected to be forgiven by the SBA in 2021, contributing to a potential decrease in total loans during the year 2021. The sale of the Mid-Atlantic branches is also expected to result in a decrease in interest bearing assets and liabilities.

Investments: Due to loan runoff and deposit growth, total short-term investments increased by $992 million in 2020, and total investment securities increased by $454 million. Most short-term investments were held at the Federal Reserve Bank of Boston. The increase in investment securities was concentrated in Available for Sale ("AFS") agency mortgage-backed securities and agency commercial mortgage-backed securities. There have been accelerated prepayments of mortgage related securities as a result of the low interest rate environment. The Company purchased $894 million in AFS securities in 2020, accepting lower yields in order to maintain and increase the size of the portfolio. In the current environment of low interest rates, a generally flat yield curve, and low credit spreads, the Company has been judicious about redeploying short-term investments into longer term structures while also maintaining balance sheet flexibility due to the general uncertainties of the current environment. The fourth quarter securities portfolio yield decreased year-over-year by 0.62% to 2.69%, reflecting ongoing rolldown of asset yields due to low rates.

The Company managed down the size of the corporate bond portfolio and has carefully monitored its exposure to credit risk in corporate and municipal obligations during the pandemic induced recession. At period-end, there were no delinquent or non-accruing debt securities. The Company liquidated most of its portfolio of corporate equity securities during the fourth quarter. These securities were a component of its capital gains management strategy related to tax credit investments; this strategy was no longer operative in 2020. The remaining equity securities at year-end were primarily bond mutual funds targeted toward Community Reinvestment Act eligible investments. The Company recorded $8 million in net securities losses during 2020 primarily due to the decline in the value of bank stocks which were a significant component of its equities portfolio. The portfolio of investment securities had an unrealized gain of $68 million, or 3.2%, at period-end due to the gain in debt security fair values resulting from the decrease in interest rates.

Loans: Total loans decreased by $1.42 billion, or 15%, to $8.08 billion in 2020. During the year, the Company originated $708 million in commercial PPP loans, of which $633 million remained outstanding at year-end. The Company also reclassified $301 million in loans to assets held for sale, due to the pending agreement for the sale of the Mid-Atlantic branches. Excluding these loans and the PPP loans, total loans decreased by $1.80 billion, or 18%. This included a 5% reduction in commercial real estate, a 39% reduction C&I loans, a 30% reduction in residential mortgages, and a 26% reduction in consumer balances. In the commercial markets, borrower demand decreased significantly due to the pandemic and the Company adjusted its business solicitation during the height of the economic shutdowns, while focusing its resources on the operational demands of supporting the PPP program and managing requests for loan modifications pursuant to government guidelines in support of its markets. Slower business activity led many borrowers to reduce C&I borrowings and to instead build liquidity. The Company curtailed business solicitation in certain COVID-19 sensitive industries, and trimmed its exposure to commercial wholesale and participation balances, while also allowing non-relationship exposures to runoff. The Company continued to see activity in its commercial lending channels and it remained disciplined in its selection, pricing, and underwriting processes. Based on market activity and forecast market conditions, the Company is targeting to grow its middle market commercial business, with a focus on asset based lending and small business banking, and selected opportunities in commercial real estate. The Company expects overall commercial borrowing demand to improve as pandemic conditions subside and forecast economic growth emerges.

The decrease in residential mortgages reflected heightened loan prepayments and refinancings due to the drop in interest rates. Additionally, the Company focused on completing the disposition of discontinued national mortgage banking operations, and also the supply of secondary market mortgages from area correspondent banks decreased as all banks coped with higher runoff. Home equity loans outstanding decreased due to reduced borrowing demand and the portfolio of indirect auto loans continued to runoff in accordance with the Company’s strategy. The fourth quarter yield on the loan portfolio decreased year-over-year by 0.90% to 3.62% in 2020 from 4.52% in 2019. This decrease reflected pandemic related impacts, including the decrease in market interest rates, higher prepayments of higher yielding loans, and the effect of the lower yielding PPP loans. Loans repricing within one year totaled $3.8 billion, or 46% of total loans at year-end 2020.

The majority of PPP loans were originated in the second quarter to existing borrowers to provide payroll support during the pandemic shutdown. These loans bear interest at 1% and most were primarily written with two year maturities. They are guaranteed by the SBA and most are expected to be repaid by the SBA as loans are forgiven. The PPP fees received from the SBA approximated 3% of the loan amounts. At year-end, the Company had a balance of $13 million in net deferred PPP loan fees paid by the SBA which is being amortized into net interest income based on the approximate two year expected lives of the loans. The unamortized deferred balance is recognized in net interest income at the time each loan is forgiven. The Company originated $708 million of PPP loans in 2020, of which $633 million remained outstanding at year-end. With the issuance of additional forgiveness guidelines around year-end, the Company expects that the majority of PPP loans will be forgiven in the first half of 2021.

Based on its experience with borrowers during the pandemic, the Company has thoroughly assessed its commercial loan portfolio to determine the most significant sensitive industries based on exposure, risk rating, and use of federally supported lending and loan modification programs. The Company has focused on hospitality, Firestone (specialty equipment lending), restaurants, and nursing/assisted living facilities, which collectively totaled $868 million at year-end. The Company has evaluated the loans in these industries and has expanded its review of other commercial loans to broaden the scope and frequency of risk assessments. The Company initially identified a larger group of borrowers as potentially COVID-19 sensitive, including retail, arts and entertainment, medical, and construction. Based on its experience during the year, the Company has narrowed its focus of COVID-19 sensitivity to the four groups mentioned above. The Company views these COVID-19 sensitive loans as generally conforming to its longstanding financial disciplines for loan/value, debt service coverage, and recourse in conformity with customary industry practices. Based on its longstanding disciplines, the Company believes its exposures within these industries are reasonably diversified and structured to accomplish overall risk management objectives. The

Company also monitors its outstanding loans to small business borrowers. Loans with balances of $1 million or less totaled $773 million at year-end. Some smaller balance commercial loans are monitored primarily based on payment status, with less availability of current borrower financial information. Small businesses and SBA borrowers have benefited from various government support programs and may be more vulnerable in future periods if government support programs are not continued.

Asset Quality: Most asset performance measures remained within risk ranges viewed by the Company as moderate during the first nine months of 2020, including charge-offs, delinquencies, non-accruals, and troubled debt restructurings. Some measures moved adversely in the fourth quarter as pandemic impacts on loan performance emerged more clearly, particularly in COVID sensitive commercial industries. It is anticipated that some measures will remain elevated in 2021 as some borrowers experience impairment of their liquidity and capital resulting from accumulating economic impacts of the pandemic. Due to loan payment modifications granted pursuant to government guidelines, many borrowers did not make a full year of scheduled loan payments during 2020 but continued to accrue interest and were not reported as delinquent at year-end.

Asset quality benefited in 2020 from the PPP loans, which are intended to support payrolls and therefore support business operations and employment despite the contraction in the economy. Other federal stimulus measures included one-time payments issued to most taxpayers and supplemental unemployment insurance. Monetary actions drove interest rates to near zero, reducing debt service costs and supporting asset values in the public equities and credit markets. Under year-end legislation approved by Congress, further fiscal economic support was approved for disbursement in 2021.

Additionally, federal bank regulatory authorities encouraged banks to work with affected borrowers to provide loan payment modifications to protect liquidity and support solvency. Forbearances made before year-end in accordance with CARES Act guidelines are not reported as delinquencies and are not required to be analyzed as troubled debt restructurings. In 2020, loans with conforming loan modifications totaled $1.6 billion, with the majority of modifications consisting of payment deferrals to commercial customers. The Bank was initially proactive in reaching out to commercial customers to offer conforming modifications within regulatory guidelines. Most initial deferrals were 90 day deferrals of principal and interest payments, with deferred payments often added to the end of the loan term. While the majority of customers returned to scheduled payments during the year, some customers were provided additional deferrals during the year. In the fourth quarter, the majority of commercial loans receiving additional deferrals beyond 2020 agreed to pay current period interest during the deferral period. In most cases, commercial customers requesting further deferrals were individually underwritten, negotiated, and approved. Many in the hospitality segment and the Firestone segment were provided with fourth quarter deferrals beyond 90 days to reflect seasonal and specialty operations. Many hospitality modifications included interest reserves established by project sponsors. At year-end, loans with payment deferrals (including in-process deferrals) totaled $350 million, of which $331 million were commercial loans. Year-end deferrals measured 4.7% of total loans excluding PPP loans.

In part because of the loan deferral program, accruing delinquent loans did not increase during the year, reaching a quarterly low of 0.34% of total loans at year-end 2020, compared to 0.54% at year-end 2019. The deferral periods for the majority of deferred loans were scheduled to expire in the first four months of 2021. Under revised legislation passed by Congress at year-end 2020, banks can continue to provide qualifying loan modifications including payment deferrals throughout 2021 without reporting these loans as delinquent or as troubled debt restructurings. Under accounting principles, loans cannot be maintained as accruing interest if the bank does not expect to collect the full contractual amount of principal and interest from a borrower. Non-accruing loans remained little changed during the first nine months of the year, but increased to 0.80% of total loans as of year-end 2021, compared to 0.42% at the start of the year. This increase was largely due to two commercial relationships which were identified as substandard prior to the pandemic. One of these was a purchased credit deteriorated credit to a nursing/assisted living facility acquired in the 2019 bank merger, and one was a hospitality relationship in a market that became overbuilt. During the fourth quarter, the Company sold $22 million in hospitality loans which deteriorated during the pandemic.The Company continues to evaluate potential opportunities to sell deteriorated loans. Net loan charge-offs totaled $38 million in 2020 and $33 million in 2019. Charge-offs in 2020 included $12 million in hospitality loans written down in the fourth quarter due to pandemic related weaknesses. Charge-offs in 2019 included a $16 million charge in the third quarter for one commercial relationship with alleged fraud.

During 2020, the Company identified certain commercial segments which were determined to be COVID-19 sensitive. The Company refined this group during the year. The two primary segments deemed COVID-19 sensitive were hospitality loans and loans in the Company’s Firestone Financial specialty equipment lending group. Borrowers in both of these segments were more at risk of significant revenue declines due to mandated reductions in travel and social activity. Hospitality loans totaled $301 million and Firestone loans totaled $246 million at year-end. These two segments accounted for $225 million of the $331 million in total commercial active and in process deferrals at year-end 2020. They accounted for $158 million of the $338 million in year-end commercial criticized assets. For the hospitality loans, 91% of the year-end deferrals were scheduled for current interest payments and many of these were supported by interest reserve accounts. For the Firestone loans, the business lines with the most demonstrated COVID-19 risk were fitness ($71 million year-end balance) and location based entertainment such as bowling alleys and family oriented arcades ($44 million year-end balance). Together, these business lines comprised 68% of the Firestone deferrals and 58% of the Firestone criticized loans. Most of the borrowers in the hospitality and Firestone segments were expected to be able to resume operations and scheduled debt service if public health and social conditions allowed more normal revenue production to resume in the first half of 2021. Non-accruing loans to these segments totaled $18 million at year-end.

Year-end criticized loans increased in 2020 to $359 million, or 2.8% of total assets, compared to $237 million or 1.8% at year-end 2019. This increase was mainly due to the impact of the pandemic on the commercial loan portfolio. Approximately half of the $331 million in commercial deferred loans was rated criticized at year-end, and the pandemic impacts on these loans were the main driver of the growth in total criticized loans. For similar reasons, classified loans (which are those criticized loans rated substandard or lower) increased to $250 million from $162 million, including growth in non-accruing loans to $65 million from $40 million. Loans rated as criticized before the pandemic remained criticized despite any deferrals they may have been granted. The Company has traditionally viewed its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Accruing classified loans totaled $185 million at year-end 2020. Due to the circumstances of the pandemic, the Company also views deferred special mention loans as having elevated risk of becoming substandard due to uncertainties related to public health. These loans totaled $49 million at year-end 2020.

Allowance for Credit Losses on Loans: The Company implemented the Current Expected Credit Losses (“CECL”) accounting standard on January 1, 2020. The standard changed the basis of loss recognition from incurred to expected, and expanded the covered financial instruments. The allowance for credit losses on loans replaces the previous allowance for loan losses. The allowance balance increased by $63 million from $64 million at year-end 2019 to $127 million at year-end in 2020.

The allowance increased by $25 million to $89 million on January 1, 2020 due to the adoption of CECL. The Company established a $15 million reserve related to loan credit marks, and the amortized cost basis of purchased credit deteriorated loans was increased by this same $15 million amount. The remaining implementation increase was due to the recognition of additional expected losses over the life of the loan portfolio compared to those already incurred under the previous method. The allowance measured 0.94% of total loans at the adoption of CECL.
Excluding the impact of purchased credit deteriorated loans, the allowance measured 0.78% of total loans. The Company viewed this as its reasonable supportable estimate of expected credit losses over the expected future life of the portfolio. The estimate is based on a methodology which considers historic loss rates for loans by collateral type and includes components for the impact of forecast economic conditions on loss rates, as well as an evaluation of qualitative factors including current period loan performance metrics and consideration of the benefit of expected future government support in reducing possible loss rates. The economic forecast utilizes third party base case projections and estimates credit loss impacts for the next seven quarters. The allowance does not include reserves for interest receivable. An allowance for losses on credit commitments is included in other liabilities, and measured $8 million at year-end 2020.

The allowance increased by $38 million from January 1, 2020 to $127 million at December 31, 2020. The allowance at year-end measured 1.58% of total loans and 1.71% of total loans excluding the PPP and mid-Atlantic loans. The 0.77% increase from 0.94% at the date of CECL adoption primarily reflected the projected economic impacts of the pandemic on estimated future loan losses and was driven both by the changed economic outlook and by the qualitative impact of the emergence of higher non-accruing loans. At year-end, the economic baseline expected confirmed COVID-19 cases to reach 47 million in 2021, with the daily case rate peaking in December 2020 and abating by September 2021. GDP was projected to increase by 4.1% in 2021 after declining by 3.5% in 2020. Unemployment was expected improve to 6.9% in 2021, supported by a $2.8 trillion federal deficit spending projection. The 0.77% increase in the allowance from the CECL adoption date is equivalent to approximately $60 million in net loan losses as the Company’s general estimate of future pandemic related loan losses in addition to the annual net loan loss rate when the economy is healthy. If conditions were to remain unchanged, the Company would anticipate that charge-offs would reduce the balance of the allowance as they emerge, and that the ratio of the allowance to total loans would move towards the level before the emergence of the pandemic. Future loan loss provisions could result from adverse changes in conditions or from loan portfolio growth. No allowance is provided for PPP loans which are guaranteed by the SBA. Additionally, no allowance is provided on the loans held for sale as part of the pending mid-Atlantic branch sale.

Goodwill and Other Assets: The sustained decrease in the price of the Company’s stock in the first half of 2020 was a basis for triggering an analysis of goodwill for impairment. Additionally, the annual impairment analysis was scheduled for the second quarter. Berkshire’s stock price was $11.02 at midyear, compared to $32.88 at year-end 2019. A goodwill impairment analysis was completed according to Accounting Standards Codification Section 350. Based on this analysis, the Company recorded a $554 million impairment charge during the second quarter to fully write-off the carrying balance of goodwill. This analysis was based on an estimate of the fair value of the company’s equity as one reporting unit. Fair value was estimated based on an income approach and a market approach, which were equally weighted in the analysis. Both valuation approaches supported a conclusion of full impairment. The goodwill balance had resulted primarily from a series of bank acquisitions which consisted primarily of an exchange of shares recorded based on stock market valuations at the time of acquisition. Over this time, bank stocks were generally valued at a premium to the net fair value of assets, resulting in the recording of goodwill for these premiums. Due to the pandemic recession and federal monetary actions reducing interest rates, the outlook for banking industry earnings contracted in 2020, and a number of bank stocks were trading at a discount to book value at midyear. The impairment analysis concluded that the fair value of the Company’s equity was lower than its carrying value, indicating a goodwill impairment.

The assets held for sale at year-end 2020 consisted mainly of the loans and fixed assets tied to the pending agreement for the sale of the Mid-Atlantic branches. This sale is targeted to be completed in the first half of 2021. The carrying amount of Other Assets increased by $98 million primarily due to the increased net fair value of commercial loan interest rate swaps and related economic hedges, reflecting the market value changes resulting from the pandemic impact on market interest rates.

Deposits: Total deposits decreased by $120 million, or 1%, to $10.2 billion in 2020. Due to the pending agreement for the sale of the Mid-Atlantic branches, the Company reclassified $617 million in deposits as liabilities held for sale. Adjusting for this reclassification, total deposits increased by $497 million, or 5%. This included a $302 million increase in the year-end balance of payroll deposits, which fluctuate daily. Total brokered deposit balances decreased by $597 million to $611 million in 2020 as the Company continued to reduce wholesale funding with proceeds from loan runoff and demand deposit growth. There was growth in demand deposits, as customers maintained higher liquidity during the pandemic, including the impacts of federal support and lower spending. Additionally, some funds shifted from higher rate maturing time deposits into money market balances as customers focused on shorter maturities due to the low and relatively flat yield curve. The cost of deposits decreased to 0.47% in the fourth quarter of 2020 from 1.11% in the fourth quarter of 2019. This reflected the pronounced decrease in short-term market interest rates, together with the unusual growth in demand deposit balances and the reduction in higher cost brokered time deposits.

Borrowings and Other Liabilities: Total borrowings decreased by $256 million, or 31%, in 2020 as part of the Company’s strategy to deleverage and reduce reliance on higher cost wholesale funding sources. Including brokered deposits, total wholesale funding sources decreased by $854 million, or 43%, to $1.18 billion during 2020. The fourth quarter cost of borrowings decreased to 2.50% from 2.77%, while the fourth quarter cost of all funds decreased to 0.60% from 1.23%. As previously noted, the Mid-Atlantic deposits were reclassified as held for sale, and total liabilities held for sale related to this pending transaction measured $630 million at year-end 2020. The Company expects to settle this sale with loans and cash from short-term investments.

Derivative Financial Instruments: The $3.9 billion period-end notional balance of derivative financial instruments was down slightly from $4.1 billion at the start of the year. This notional balance includes $1.7 billion in interest rate swaps with commercial loan customers and an equal balance of offsetting back to back swaps with national financial counterparties. The Company also has $0.3 billion in risk participations with dealer banks related to interest rate swaps where another bank is the lead. The estimated net fair value of the derivative financial instruments increased from approximately zero to $94 million due to the higher value of fixed rate customer swaps as a result of the decrease in interest rates. This asset is included in other assets on the balance sheet. The Company delivered cash to the clearing house as a result of its increased obligation to national swap counterparties which is reported as a use of cash from financing activities in the cash flow statement.

Shareholders' Equity: Total shareholders’ equity decreased by $571 million, or 32%, to $1.19 billion in 2020 due to the income impact of the noncash charges of $554 million for goodwill impairment and $76 million for credit loss provision expense recorded during that time. The balance of retained earnings decreased from $361 million to ($233) million. The $41 million year-end 2019 balance of preferred stock was converted to common equity in accordance with the terms these securities, resulting in the issuance of 522 thousand common shares from treasury stock, which decreased to $31 million from $70 million.

The ratio of equity to assets stood at 9.3% at period-end, and the non-GAAP measure of tangible equity to tangible assets stood at 9.0%. The Company uses the non-GAAP measure of tangible equity which excludes goodwill and intangible assets and which is an important focus for the investment community. Tangible equity decreased by $6 million, or 1%, to $1.15 billion for the year.

All of the Company's measures of regulatory capital in relation to risk weighted assets improved during the year due to the runoff of non-PPP related loans and the zero risk weighting assigned to PPP loans because of the SBA guarantee, as well as due to the lower risk ratings of investments. The Company conducts equity stress analyses, including severe adverse pandemic loan loss scenarios based on forecasts provided by third parties. The Company believes that its capital is well cushioned above the Well Capitalized metrics in all of the adverse modeling scenarios based on the assumptions utilized. The Company’s total risk based capital ratio measured 16.1% at year-end 2020, compared to the 10% Well Capitalized standard for banks. The Company’s Tier 1 capital ratio stood at 14.1% at that date, compared to the 8% Well Capitalized standard for banks.

The Company repurchased $53 million of common stock in 2019. The Company’s plan had been to continue repurchasing shares to return capital to shareholders which was released by the balance sheet restructuring. The repurchase plan was suspended in the first quarter of 2020 as the pandemic emerged, and the existing authorization for share repurchases was allowed to expire at its March 31, 2020 maturity. During the first quarter, the Company filed a universal securities shelf registration for the routine purpose of renewing the shelf registration that expired in November 2019. The Company increased its quarterly dividend by $0.01 to $0.24 per share in the first quarter before the pandemic, in line with previous annual dividend increases. The Company decreased its dividend to $0.12 per share in the third quarter, to better align the dividend payout and dividend yield with its operating earnings as a result of the pandemic. Due to the loss recorded in 2020, any dividends intended by the Bank’s board of directors are presently subject to regulatory approval by the Massachusetts Banking Department and any shareholder dividends intended by the Company’s board of directors are subject to non-objection by the Federal Reserve.

The change in retained earnings due to the operating loss and the common dividend accounted for most of the net change in equity. The Company recorded a $19 million benefit to equity from other comprehensive income which mostly offset a $24 million reduction in equity due to the adoption of CECL. The other comprehensive income benefit was due to after-tax unrealized gains in the bond portfolio due to lower interest rates. The CECL adoption impact on equity was principally due to the increase in the allowance for credit losses on loans on the date of adoption due to the recognition of expected future losses in addition to incurred losses, as well as the increase in the allowance to offset the increase in the gross carrying value of purchased credit deteriorated loans.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Summary: Revenue and expense included the SI Financial operations acquired on May 17, 2019. Additionally, due to the COVID-19 pandemic Berkshire reported losses in the first half of 2020 due to non-cash charges of $554 million for goodwill impairment and $65 million for the provision for credit losses. As a result, many categories of revenue and expense are not directly comparable year-over-year for the first half of the year. Parts of this discussion focus on the second half of the year, where year-over-year results are more comparable and less affected by the merger and the pandemic.

Reflecting the above activity, the Company recorded a loss of $569 million, or $11.33 per share for the first six months of 2020. This loss was a result of noncash charges for goodwill impairment and the provision for credit losses on loans. Results returned to profitability in the second half of the year, with second half earnings totaling $36 million, or $0.73 per share. For the year, the Company lost $533 million, or $10.60 per share. In 2019, the Company recorded earnings for the year of $97 million, or $1.97 per share. For the second half of 2019, the Company’s earnings were $48 million, or $0.95 per share.

The Company calculates the non-GAAP financial measure of adjusted earnings to focus on earnings related to ongoing operations and excluding items described in the reconciliation of non-GAAP financial measures which was set forth in an earlier section of this report. Second half adjusted earnings were $40 million, or $0.80 per share, in 2020 compared to $59 million, or $1.15 per share in 2019. Adjusting items after-tax in the second half of 2020 totaled $4 million and were primarily related to the loss on discontinued operations and the CEO separation. Adjusting items for the second half of 2019 totaled $11 million after-tax and were primarily related to merger and restructuring expense.

The decrease in earnings and adjusted earnings was primarily due to pandemic related impacts on net interest income, which declined sequentially over the last five quarters to $76 million in the fourth quarter of 2020, compared to $91 million in the fourth quarter of 2019. The return on assets decreased to 0.48% from 0.78% for these respective periods. The return on equity decreased to 5.2% from 5.9%; this measure was impacted in 2020 by the write-off of goodwill, which measured 31% of equity at year-end 2019.

The Company has established a provision for credit losses on loans which it views as adequate to cover its reasonable estimate of expected credit losses, including pandemic related losses, based on forecast conditions at year-end. It is anticipated that net loan charge-offs will remain elevated in 2021 as predicted losses emerge and are recorded. Loan loss provision expense may be modest unless health and economic expectations change adversely. PPP loans are expected to contribute to net interest income in the first half of 2021 but this benefit is expected to decline in the second half of 2021. Benefits from the Company’s branch initiatives are initially expected to mostly be offset by pandemic related loan workout costs and strategic investments in core operations. The Company benefited from an income tax credit in 2020 due to the large pandemic credit loss provision in the first half of the year.

Revenue: Revenue was adversely impacted by the pandemic in 2020, including the impact of lower business volumes, fee waivers, and tighter margins. Net revenue from continuing operations decreased by $66 million, or 15%, to $383 million in 2020. Revenue in 2020 included a full year of revenue from SI Financial operations acquired in May 2019. The full year decrease included a $48 million decrease in net interest income, a $7 million decrease in fee income, and a $12 million adverse swing in net securities gains/losses. Second half revenue decreased by $37 million, or 16% to $196 million; this comparison fully includes acquired operations in both periods.

Net Interest Income: Net interest income from continuing operations decreased by $48 million, or 13% in 2020. This was the result of a 14% decrease in the net interest margin to 2.72% from 3.17%. The fourth quarter 2020 net interest margin was 2.61%. Quarterly net interest income peaked at $97 million in the third quarter of 2019, including the first full quarter of benefit from the acquired SI Financial operations. Net interest income decreased to $91 million in the fourth quarter of 2019 and then decreased sequentially in 2020 to $76 million in the final quarter.

The margin was under pressure coming into 2020 due to the anticipated loss of purchased loan accretion income, including the impact of the CECL accounting standard. The Company’s interest rate risk profile is asset sensitive, and is structurally sensitive both to the decrease in interest rates and to the low and relatively flat yield curve. The approximate 1.50% decrease in short-term interest rates resulting from the Federal Reserve Bank’s near zero interest rate policy response to the pandemic was adverse to the Company’s net interest margin. Additionally, the Company took on higher cost funds at the start of the pandemic to further strengthen liquidity in the national emergency as part of its risk management protocol. Also, the decline in higher yielding loans has reduced this yield as the primary source of interest revenue.

Based on conditions at year-end, the Company is targeting that PPP loans will support net interest income in the first half of 2021, including the recognition of deferred revenues as these loans are forgiven. The Company expects that the majority of these loans will be forgiven in the first half of 2021 and that earning assets will decrease in the second half of the year. The sale of the Mid-Atlantic deposits and loans is also expected to contribute to a decrease in earning assets. Excluding the impact of PPP loans, the Company is targeting that, based on rate conditions at year-end, there will be further roll down of deposit costs in 2021 due to maturities of higher rate time deposits and of promotional rates previously offered on targeted money market deposits. The Company’s goal is that these lower costs will more than offset the margin impact of asset yields continuing to price down in the current low interest rate environment. Any margin benefit in the second half is not expected to offset the impact of lower earning assets, and therefore there may be continued pressure on net interest income in the second half of 2021.

Non-Interest Income: Fee income decreased year-over-year $7 million, or 9% due to pandemic impacts on deposit and loan fees. Deposit related fees decreased by $3 million, or 11%, due to a decrease in overdraft fee income totaling $4 million or 33%. This decrease was due to pandemic impacts which resulted in less consumer spending and higher household liquidity. Additionally, overdraft fees and other deposit fees reflected increased fee waivers, which were granted programmatically by the Company as part of its support to its communities during initial lockdowns. The $8 million, or 31%, decrease in loan related fees included a $4 million reduction in commercial swap fee income due to lower demand, along with impacts from market value adjustments to the carrying value of commercial loan swaps. Other pandemic related market value adjustments affecting 2020 results related to charges against mortgage servicing rights and fair valued loans. The Company has $54 million in contractual balances on taxi medallion loans which are carried at a $2 million fair value. Recoveries on these assets are included in other income. Other non-interest income also includes securities gains/losses, which the Company does not view as related to its ongoing operations. The $10 million net securities loss in the first quarter of 2019 was due to the impact of the stock market selloff on the carrying value of equity securities. Non-interest income is net of charges totaling $4 million in 2020 and $6 million in 2019 for amortization of tax credit investments, which was more than offset by income tax expense credits of $5 million and $8 million in those respective years.

Provision for Credit Losses: In adopting the CECL accounting model, the Company moved from an incurred loss methodology to an expected loss methodology. Due to the emergence of the pandemic, the Company recorded future expected pandemic losses as provision expense against current period operations. Accordingly, provision expense increased year-over-year to $76 million from $35 million. The provision in 2019 included a component recognizing the incurred expense related to a $16 million charge-off in a fraud related commercial situation. The provision expense in 2020 was primarily due to the emergence of expected future loan losses as described in the earlier discussion of the Allowance for Credit Losses on Loans.

Non-Interest Expense: Total non-interest expense increased by $550 million to $840 million in 2020 from $290 million in 2019. This was due to the $554 million second quarter write-off of goodwill described in the earlier discussion of financial condition. Second half non-interest expense increased by 2% to $145 million in 2020 compared to 2019. The Company utilizes the non-GAAP financial measure of adjusted non-interest expense to assess its expenses related to ongoing operations. These adjustments in 2020 were primarily related to the CEO separation, and in 2019 they were primarily related to merger and restructuring charges.

Second half adjusted non-interest expense increased by $7 million, or 6%, to $139 million. This included a $2 million increase in FDIC insurance premium expense due to credits received in the second half of 2019. Technology spending increased by $3 million to enhance the Company’s technology infrastructure. Additionally, expenses in the second half of 2020 included $3 million in charges related to a lending operations project which was completed during the period. Full time equivalent staff in continuing operations at year-end totaled 1,505, compared to 1,550 positions at the start of the year. The Company has announced strategic initiatives for the sale and consolidation of branches in the first half of 2021. The Company expects to recognize a noncore net gain on the sale of these operations and non-core charges in conjunction through these consolidations.

Income Tax Expense: Income taxes are discussed in a note to the financial statements; this note is important to an understanding of the results of operations. The Company recorded a tax benefit of $27 million in 2020 compared to a tax expense of $21 million in 2019. The Company recorded a $20 million benefit on 2020 continuing operations, resulting in a 4% benefit from the loss on continuing operations. The $20 million dollar benefit included a $15 million benefit from the $59 million deductible portion of goodwill related expense, as well as from $3.5 million in tax credit benefits. The tax rate on 2020 adjusted earnings was 8% due to the lower earnings. In 2019, the Company’s effective tax rate was 18% on pre-tax income from continuing operations. The Company received tax benefits at an effective rate of 26% on pre-tax losses of $27 million and $6 million on discontinued operations in 2020 and 2019, respectively.

Discontinued Operations: The Company completed the exit from its discontinued national mortgage banking operations in the final quarter of 2020. These operations recorded losses of $20 million and $4 million in 2020 and 2019, respectively. The losses included write-downs of related mortgage servicing rights which reflected the impact of higher mortgage prepayments as well as lower market pricing for the subject rights. Other factors contributing to the loss in 2020 were severance, contract, and hedge termination costs. Discontinued operations are excluded from the Company’s measure of adjusted income.

Total Comprehensive Income: Total comprehensive (loss)/income includes net (loss)/income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Due to falling interest rates in 2020 and 2019, Berkshire recorded unrealized debt securities gains in both years. As a result, comprehensive results were a ($514) million loss in 2020 and $123 million income in 2019.

Quarterly Results. Quarterly results for 2019 and 2020 are presented in a note to the financial statements. Results for all of these periods have been discussed in previous SEC Forms 10-Q and 10-K, except for operations in the fourth quarter of 2020. Second and third quarter results are often the strongest quarterly results due to higher business activity during the spring and summer. In 2020, economic activity declined at an unprecedented rated due to the pandemic. This was followed by a partial rebound in the third quarter, but disease resurgence resulted in further government restrictions in the fourth quarter. Third quarter results were the strongest in terms of operating income. Results in the first half of 2020 were a loss due to pandemic impacts on the provision for credit losses on loans and the goodwill write-down. Pandemic impacts contributed to fourth quarter 2020 results declining from the third quarter due to lower operating revenue, higher operating expense, and a higher provision for credit losses on loans.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Summary: Revenue and expense in 2019 included the SI Financial operations acquired on May 17, 2019. As a result, many categories of revenue and expense increased in 2019 over the same period of 2018. Additionally, operations in 2019 included the benefit of restructuring actions in both years, and the benefit of the acquired Commerce Bank operations which were being fully integrated in the first half of 2018. Earnings per share reflected the shares issued as merger consideration for the SI Financial acquisition. References to revenue and expense in this discussion are generally related to continuing operations unless otherwise noted. Year-over-year profitability declined primarily due to the $16 million charge related to the write-off of one commercial loan due to alleged fraud. Profitability was also adversely impacted by a lower net interest margin due to the decline in purchased loan accretion, which had been anticipated, as well as the impact of lower interest rates on the Company’s asset sensitive balance sheet. Total purchase accounting accretion decreased to $14 million in 2019 from $23 million in 2018. The Company undertook various initiatives following its strategic review to help mitigate these margin impacts. Results were also lower due to higher merger charges related to the completion and integration of the SI Financial acquisition. The Company’s return on equity was 5.7% in 2019, compared to 6.8% in the prior year. Its non-GAAP measure of adjusted return on tangible common equity was 11.3% compared to 13.5% for these respective periods.

Revenue: Net revenue from continuing operations increased in 2019 by $19 million, or 4%, to $449 million in 2019 compared to the prior year, including acquired SI Financial operations. This increase was divided between net interest income and non-interest income.

Net Interest Income: Net interest income from continuing operations increased by $9 million, or 3%, in 2019 compared to 2018. This growth was due to a 9% increase in average earning assets, which was partially offset by a decrease in the net interest margin. The increase in average earning assets included the impact of approximately $1.48 billion in earning assets acquired from SI Financial on May 17. This was offset by a net decline in other average earning assets due to the Company’s strategic initiative to reduce less strategically important loans and investments in order to decrease expensive wholesale funding sources and related leverage. The net interest margin decreased year-over-year to 3.17% from 3.40%, and the contribution from purchase accounting accretion decreased to 0.12% from 0.22%. The margin decreased further to 3.11% in the final quarter of the year, including a 0.17% contribution from purchase accounting accretion. The benefit of purchase accounting accretion decreased primarily due to the seasoning of purchased credit impaired loans from prior bank acquisitions. Purchase accounting accretion also benefited from accretion related to acquired SI Financial time deposits, which are contributing approximately 7 basis points per quarter accretion benefit which matured in the second quarter of 2020.

Non-Interest Income: Non-interest income from continuing operations increased by $10 million, or 13%, in 2019 compared to 2018 due primarily to an $8 million swing in unrealized securities gains/losses which the Company views as non-operating in nature. Fee income increased by $3 million, or 4%, including the benefit of acquired operations.

Provision for Loan Losses. The provision increased year-over-year by $10 million, or 39%, including the impact of one fraud related commercial loan loss in the third quarter.

Non-Interest Expense: Non-interest expense from continuing operations increased year-over-year by $23 million, or 9%, including acquired operations. Merger related expense included the completion of the SI Financial merger. The Company focuses on its non-GAAP financial measure of adjusted expense which excludes merger charges and other items set forth in the reconciliation of non-GAAP measures. Adjusted expense increased by $17 million, or 7%. Expenses in 2019 benefited from $3 million in FDIC premium rebates as a result of a return of FDIC reserves to smaller U.S. banks. The full efficiencies from the merger were not achieved until the fourth quarter of 2019.

Income Tax Expense: The effective tax rate measured 18% in 2019, compared to 21% in 2018. This reflected the proportionate benefit of tax advantaged income on lower pretax earnings, along with structural changes in the Company’s tax position, including the impacts of the SI Financial acquisition.

Discontinued Operations: These national mortgage banking operations became unprofitable in 2018 as a result of depressed industry conditions due to lower market demand for mortgages as interest rates rose in that period. While industry conditions improved in 2019 as interest rates moved downwards during the year, these operations continued to operate at a loss. The net loss was equivalent to $0.08 per share in 2019, compared to $0.07 per share in 2018. Total revenue improved to $41 million in 2019 from $39 million in 2018, but remained below the $55 million recorded during the profitable year of 2017. Most of the $5.5 million pretax loss in 2019 was due to a $4.5 million charge to write-down mortgage servicing rights based on market indications at year-end.

LIQUIDITY AND CASH FLOWS
Liquidity is the ability to meet cash needs at all times with available cash and established external liquidity sources or by conversion of other assets to cash at a reasonable price and in a timely manner. Berkshire evaluates liquidity at the holding company and on a consolidated basis, which is primarily a function of the Bank’s liquidity.

Total cash and cash equivalents increased to $1.6 billion at year-end 2020, compared to $0.6 billion at year-end 2019. Net cash provided by operating activities of continuing operations decreased slightly to $124 million in 2020 from $130 million in 2019. Net cash provided by operating activities of discontinued operations increased to $104 million from a use of $19 million in 2019 as these operations were liquidated during 2020.

The Company’s liquidity strengthened substantially in 2020. A $1.4 billion reduction in loans was primarily reinvested in investments. Short-term investments increased by $1.0 billion and investment securities increased by $0.5 billion. A $0.6 billion increase in demand deposits was used primarily to reduce wholesale funds, which decreased to $1.2 billion from $2.0 billion. The ratio of wholesale funds to assets decreased to 9% from 15%. The ratio of loans/deposits decreased to 79% from 92%.

The Company has an agreement to sell its 8 Mid-Atlantic branches, which is expected to be completed by midyear 2021. The Company is expected to provide in excess of $300 million in funds to complete this sale, which is expected to be funded from short-term investments. The planned consolidation of 16 additional branches in the first half of 2021 is targeted to be completed with strong deposit retention and no material reduction in total deposits. The Company may see some outflows of demand deposit balances which have accumulated during the pandemic and which may be drawn down by customers if economic conditions improve as expected. Any net outflows would most likely be funded from the excess levels of short-term investments that were built up in 2020. The Company also expects to use these funds to pay down maturing wholesale funds from brokered deposits and borrowings if conditions remain as anticipated. Due to the decrease in market interest rates in 2020, loan prepayment speeds increased, maturing time deposits tended to roll into money market deposits, and generally interest sensitive assets and liabilities both trended towards lower expected average lives, and therefore increased the potential of larger movements in loan and deposit balances depending on future conditions.

The Bank had unused FHLBB borrowing capacity totaling $1.0 billion at year-end, compared to $1.6 billion at the start of the year. The Bank also had available borrowing capacity of $816 million with the Federal Reserve Bank at period-end, compared to $201 million at the end of 2019. There were no PPP loans pledged at year-end 2020, and the Company did not make any material use of the Federal Reserve’s PPP Liquidity Facility during the year. The combination of on-balance sheet liquidity and off-balance sheet liquidity described above are viewed as strong support for any emerging liquidity needs.

Subsequent to first quarter-end, KBRA (the Kroll Bond Rating Agency) reaffirmed the Company’s and the Bank’s existing bond ratings, including the Bank’s A- ratings on deposits and senior debt. The ratings were affirmed with a negative outlook on the long-term ratings due to the uncertain economic impacts from the pandemic. The Company maintains ongoing relationships with correspondents and investment banks which provide further potential options for financial support to the Bank and the Company. At period-end, the Company had $84 million in cash at the parent held on deposit in the Bank. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Beginning in the third quarter of 2020, the Company cut its cash dividend to shareholders in half, reducing the quarterly cash dividend requirement from $12 million to $6 million. Over the long-term, the Company relies on cash dividends from the Bank to provide operating cash and cash for shareholder dividends. Due to the second quarter loss, the Bank was no longer in compliance with Massachusetts banking regulations which generally require positive retained earnings over the prior three years in order to pay cash dividends to the parent. The Company made application to the Massachusetts Division of Banks near year-end 2020 to approve a routine bank dividend to the parent to cover the quarterly shareholder dividend, and this application was approved by the Division Banks after year-end. The Bank’s goal is to continue to apply for approval of routine quarterly Bank dividends to the parent in the future. Total cash dividends paid by the Bank to the parent in 2020 were $44 million due to amounts paid in the first quarter in anticipation of share repurchases, which were suspended due to the onset of the pandemic.

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

CAPITAL RESOURCES
The Company and the Bank target to maintain sufficient capital to qualify for the “Well Capitalized” designation by federal regulators. Berkshire’s long-term goal is to use capital efficiently to achieve its objective to become a higher performing company.

Berkshire views its adjusted internal return on tangible capital as a primary capital resource of the Company. This non-GAAP financial measure is based on the Company’s measure of adjusted earnings, which excludes net charges viewed as not related to ongoing operations. The Company focuses on internal capital generation to support shareholder dividends and organic growth and also to support non-operating charges and/or improvement in its capital ratios. The Company maintains a universal shelf registration of capital securities with the SEC. Additional discussion of the Company’s capital management is contained in the Shareholders’ Equity section of the discussion of Changes in Financial Condition in this report and in the Shareholders’ Equity note to the financial statements.

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

Dividends by the holding company require notice and non-objection from the Federal Reserve Bank in the event that earnings are not sufficient to cover the dividend in the current period or for the four trailing quarters. The holding company also requires such notice and non-objection in order to conduct stock buybacks in a quarter which would reduce outstanding shares below the balance at the start of the quarter. In the first quarter, due to the pandemic, the Company allowed its existing board stock repurchase authorization and the related regulatory approval to expire without repurchasing additional shares which were contemplated at the start of the year and which were funded to the parent from the Bank during the first quarter. Due to the second quarter loss, the Company initiated a quarterly application process to the Federal Reserve Bank for notice and nonobjection for the routine quarterly dividend beginning in the third quarter. The amount of the dividend was cut in half based on considerations of Federal Reserve supervisory guidance and based on adjusting the dividend yield and payout ratio as a result the reduction in earnings. The Company expects to continue to provide notice and seek non-objection from the Federal Reserve Bank on a quarterly basis until it achieves four trailing quarters of income sufficient to cover dividends in those quarters. As discussed in the preceding section on Liquidity and Cash Flows, dividends from the Bank to the holding company are currently also subject to a procedure with the Massachusetts Division of Banks pursuant to state statute.

CONTRACTUAL OBLIGATIONS

The year-end 2020 contractual obligations were as follows:

Item 7-7A - Table 4 Contractual Obligations

		Less than One	One to Three	Three to Five	After Five
(In thousands)	Total	Year	Years	Years	Years
FHLBB borrowings (1)	$474,357	$395,475	$69,405	$6,014	$3,463
Subordinated notes	97,280	—	—	—	97,280
Operating lease obligations (2)	63,894	9,214	16,086	11,258	27,336
Total Contractual Obligations	$635,531	$404,689	$85,491	$17,272	$128,079
(1)     Consists of borrowings from the Federal Home Loan Bank. The maturities extend through 2040 and the rates vary by borrowing.
(2)     Consists of leases, bank branches, and ATMs through 2039.

Further information about borrowings and lease obligations is disclosed in Note 11 - Borrowed Funds and Note 16 - Leases of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements. As previously reported in the discussion of changes in financial condition, Berkshire has outstanding derivative financial instruments and engages in hedging activities, and the fair value of these contracts is recorded on the balance sheet.The Company’s agreement to sell its Mid-Atlantic branches is an off-balance sheet arrangement which is expected to be completed in the first half of 2021.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the financial statements. Modifications to significant accounting policies made during the year are also described in Note 1 to the financial statements. The preparation of the financial statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified the Company's most critical accounting policies as related to:
•Allowance for Credit Losses
•Goodwill and Identifiable Intangible Assets
•Fair Value of Financial Instruments

These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. All of these most critical accounting policies were significant in determining income and financial condition based on events in 2020.

ENTERPRISE RISK MANAGEMENT
Following sections of this report on Form 10-K include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees compliance, information security, risk management policy, and coordinates with the strategic services function which monitors most aspects of credit quality. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management and Capital Committee. The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk. The credit risk category has the highest weighting. Based on management's recent review, all risks were within corporate appetites. Trends toward increasing risk were noted for credit risk and compliance risk due largely to the pandemic; liquidity risks were declining due to elevated liquid assets. For all material business risks, the inherent risk was viewed as heightened due to the environment, but the residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company seeks to avoid fluctuations in its net interest income and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. The Company also seeks to manage the risk of interest rate changes to its net income and the economic value of equity. The Company maintains an Enterprise Risk Management/Asset-Liability Committee (ERM/ALCO) that is responsible for reviewing its asset-liability policies and interest rate risk position. This Committee meets regularly, and the Chief Financial Officer and Treasurer report trends and interest rate risk position to the Risk Management and Capital Committee of the Board of Directors on at least a quarterly basis. The manner and extent of the movement of interest rates is an uncertainty that could have a negative impact on the Company’s net interest income and earnings.

The Company manages its interest rate risk by analyzing the sensitivities and adjusting the mix of its assets and liabilities, including derivative financial instruments. The Company also uses secondary markets, brokerages, and counterparties to accommodate customer demand for long-term fixed rate loans and to provide it with flexibility in managing its balance sheet positions.

Quantitative Aspects of Market Risk. The Company measures its interest rate sensitivity primarily by evaluating models of net interest income over one year, two years, and three year time horizons. The Company generally models a base case assuming no changes in interest rates or balance sheet composition and then assuming various scenarios of ramped interest rate changes, shocked interest rate changes, and changes involving twists in the yield curve. The Bank also evaluates its equity at risk from interest rate changes through discounted cash flow analysis. This measure assesses the present value of changes to equity based on long-term impacts of rate changes beyond the time horizons evaluated for net interest income at risk.

The Company uses a simulation model to measure the changes in net interest income. The chart below shows the analysis of the scenario where interest rates ramp up in the first year compared to a base case of flat interest rates, assuming a parallel shift in the yield curve. Loans, deposits, and borrowings are modeled expected to reprice at the repricing or maturity date. Pricing caps and floors are included in the simulation model. The Company uses prepayment guidelines set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. There were no material changes to the way that the Company measures market risk in 2020. The model at year-end 2020 included two adjustments reflecting conditions at that date. The modeled balance sheet excluded the assets and liabilities related to the Mid-Atlantic branch sale, including loans and deposits held for sale, with a reduction in short-term investments sufficient to fund the sale. The model also assumed that the balance of PPP loans expected to be repaid were not reinvested and these funds are modeled to payoff the corresponding wholesale funding as it matures. Neither of these adjustments was viewed as material to the projection results, and both of these items are targeted to be substantially completed by midyear 2021.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2020
+300	$5,578	1.78%	$27,942	9.17%
+200	(108)	(0.03)	12,199	4.01
+100	(3,090)	(0.99)	(943)	(0.31)
-100	5,408	1.73	6,769	2.22
At December 31, 2019
+300	$17,080	4.70%	$28,003	7.60%
+200	11,070	3.00	19,589	5.30
+100	5,107	1.40	10,289	2.80
-100	(6,559)	(1.80)	(13,611)	(3.70)

Berkshire’s objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.As a lookback on 2020 positioning and market events, the Company was positioned to expect a decrease in net interest income in the unexpected event of a downward shift in interest rates, which is what happened early in 2020. A downward shock of 100 basis points was expected to result in approximately a 4% decrease in net interest income in the first year. Following the downward shock of approximately 150 basis points near the end of the first quarter, net interest income decreased sequentially by 10% in the second quarter.

The Company’s asset sensitivity roughly doubled over the first nine months of the year. This was due to the influx of non-interest bearing demand deposit balances, the growth in short-term investments, the initial lengthening of wholesale fund maturities, runoff of higher rate fixed rate assets, and the assumed higher prepayment speeds of the remaining portfolio. Also, the reduction in base case net interest income increases the relative impact of changes due to interest rate sensitivity. In line directionally with this modeled sensitivity, at the start of the year, the sharp decrease in interest rates in the first quarter resulted in compression of the Company’s net interest margin in the first half of 2020. Also in line directionally with the model, the margin stabilized in the second half of the year as deposit pricing began to catch up with loan yield compression.

The Company’s interest rate sensitivity decreased significantly in the final quarter of the year, with net interest income sensitivity moving to nearly neutral at year-end. Contributing factors were the branch sale agreement, an increase in investment securities, and accumulating impacts of payoffs of LIBOR based loans and shortening of the liability maturity ladder. In the first year of the four modeled scenarios, the impact of the modeled change in net interest income was less than 2% in all four scenarios. In the second modeled year, the percentage change in net interest income was less than the sensitivity shown at year-end 2019 for all scenarios except the +300 basis point scenario. At year-end 2020, the greatest modeled sensitivity was in the second year of the +200 basis point and +300 basis point scenarios, where the positive interest sensitivity exceeded $10 million in annual net interest income based on the modeled parallel shifts in interest rates.

Due to the low level of interest rates, the modeled sensitivity of a downward shift in interest rates is affected by assumptions related to market influences on spreads and floors applied to zero rate indicates. Prime, mortgage rates, and deposits are floored. All other rates are zero bound. Measures of risk in an upward rate environment were close to neutral at year-end 2020 in both year one and year two of the 100 basis point upward scenarios, and in the first year of a 200 basis point increase. The Company also models sensitivity to yield curve twists. A steepening of the yield curve is more asset sensitive than the scenario of a parallel shift. The above sensitivities are compared to the baseline static model and based on current interest rates and modeling assumptions. Further flattening of the yield curve also presents the possibility of compressing the margin, including the impact of tighter market spreads due to competitive factors in such environments.

In addition to modeling the sensitivity of net interest income, the Company also models the sensitivity of net income and of equity at risk in the event of rate changes. The dollar amount of net income at risk was modeled to generally be the same as the amount of net-interest income at risk in the two percent ramp up scenario. The Company’s equity at risk is normally modeled as liability sensitive, due to the overall shorter duration of its funding sources compared to earning assets. This liability sensitivity had shifted to near neutral at year-end 2019, and equity at risk was asset sensitive at year-end 2020, increasing by approximately 3% in the event of a 200 basis point upward shock.

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

A critical component of the Company’s modeling is the assumption of deposit interest rate sensitivity, which the Company continues to model at a 40% beta level. Results in 2020 for non-brokered deposits were generally consistent with this assumption. The behavior of markets under the historically unusual conditions currently prevailing may be different from modeling assumptions, and the Company continues to monitor the markets and the assumptions in its model.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 - Election of Directors for a One-Year Term” in Berkshire’s Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Nitin J. Mhatre	50	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	45	Senior Executive Vice President of the Company; President - Berkshire Bank
James M. Moses	44	Senior Executive Vice President, Chief Financial Officer of the Company; Senior Executive Vice President, Chief Financial Officer - Berkshire Bank
George F. Bacigalupo	66	Senior Executive Vice President, Head of Commercial Banking - Berkshire Bank
Tami F. Gunsch	58	Senior Executive Vice President, Head of Consumer Banking - Berkshire Bank
Gregory D. Lindenmuth	53	Senior Executive Vice President, Chief Risk Officer – Berkshire Bank
Deborah A. Stephenson	50	Senior Executive Vice President, Regulatory & Compliance- Berkshire Bank
Jennifer M. Carmichael	44	Executive Vice President, Chief Internal Audit Officer - Berkshire Bank
Jacqueline Courtwright	57	Executive Vice President, Chief Human Resources and Culture Officer – Berkshire Bank
Georgia Melas	57	Executive Vice President, Chief Credit Officer – Berkshire Bank
Wm. Gordon Prescott	59	Executive Vice President, General Counsel and Corporate Secretary - Berkshire Bank
Jason T. White	46	Executive Vice President , Chief Information Officer – Berkshire Bank
The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Nitin J. Mhatre. Age 50. Mr. Mhatre was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2021. He was also appointed as a Director of the Company and the Bank. Prior to joining the Company, Mr. Mhatre was Executive Vice President, Community Banking, at Webster Bank, where he led consumer and business banking businesses. Before joining Webster in 2009, Mr. Mhatre spent 13 years at Citi Group in various leadership roles across consumer-related businesses globally.

Sean A. Gray. Age 45. Mr. Gray was appointed to the role of Senior Executive Vice President and Chief Operating Officer of the Company and President of the Bank in November 2018. He was previously Senior Executive Vice President of the Company and Chief Operating Officer of the Bank since 2015. Mr. Gray joined the Company in retail banking in 2007 and attained the positon of Executive Vice President, Retail Banking. Previously, he was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

James M. Moses. Age 44. Mr. Moses is Senior Executive Vice President, Chief Financial Officer of the Company and the Bank, since joining the Bank in July 2016. Mr. Moses previously served at Webster Bank as Senior Vice President and Asset/Liability Manager. Mr. Moses joined Webster Bank in 2011 from M&T Bank where he spent four years in various roles including head mortgage trader, deposit products pricing manager, and consumer credit card product manager.

George F. Bacigalupo. Age 66. Mr. Bacigalupo was promoted to Senior Executive Vice President, Head of Commercial Banking, Berkshire Bank in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Tami F. Gunsch. Age 58. Ms. Gunsch is Senior Executive Vice President, Head of Consumer Banking, Berkshire Bank. Ms. Gunsch is responsible for all aspects of the retail banking consumer experience. Ms. Gunsch has previously held the positions of EVP, Retail Banking and Senior Vice President. Ms. Gunsch joined Berkshire from Citizens Bank in 2009 as First VP of Retail Banking.

Gregory D. Lindenmuth. Age 53. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.

Deborah Stephenson. Age 50. Senior Executive Vice President, Compliance and Regulatory of Berkshire Bank. Ms. Stephenson joined the Company in 2014. She was previously Senior Vice President at Country Bank where she managed retail banking and human resources.

Jennifer M. Carmichael, Age 44. Ms. Carmichael was promoted to Executive Vice President, Chief Internal Audit Officer of Berkshire Bank in November 2020. She reports to the Audit Committee of the Board and administratively to the CEO. Ms. Carmichael previously served as Senior Vice President and Audit Manager. She joined the Bank in 2016 from Accume Partners where she served as Senior Audit Manager to several clients in the New York and New England regions, including Berkshire.

Jacqueline Courtwright, Age 57. Ms. Courtwright was promoted in September 2020 to Executive Vice President, Chief Human Resources and Culture Officer at Berkshire Bank. She had been appointed as Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Berkshire in 2012, Ms. Courtwright was VP, Human Resources Business Partner at Citizen Bank and also held senior human resource roles during her 20 years at KeyBank.

Georgia Melas. Age 57. Ms.Melas is Executive Vice President, Chief Credit Officer of Berkshire Bank, a position she was promoted to in October 2018. Ms. Melas joined Berkshire as Senior Vice President, Chief Credit Officer in 2015 from Key Bank where she held multiple positions including Senior Credit Officer, Commercial Banking.

Wm. Gordon Prescott, Age 59. Mr. Prescott is Executive Vice President, General Counsel and Corporate Secretary of the Bank, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, most recently with KB Toys Inc. prior to joining the Bank.

Jason T. White, Age 46. Mr. White was promoted to Executive Vice President, Chief Information Officer of Berkshire Bank in November 2020. He previously served as Senior Vice President, Chief Technology Officer since May 2019 when he joined the Bank following the acquisition of Savings Institute Bank & Trust, where he served as Chief Information Officer and Information Security Officer.

Reference is made to the cover page of this report and to the section captioned “Additional Information - Other Information Relating to Directors and Executive Officers - Delinquent Section 16(a) Reports” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act. For information concerning the audit committee and the audit committee financial expert, reference is made to the section captioned “Proposal 1 - Election of Directors for a One-Year Term", "Proposal 1 - Election of Directors for One Year Term - Corporate Governance - Committees of the Board of Directors”, and “Proposal 1 - Election of Directors for a One Year Term - Board Committees and Responsibilities" in the Proxy Statement.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Proposal 1 - Election of Directors for a One Year Term - Corporate Governance - Code of Business Conduct and Anonymous Reporting Line Policy” in the Proxy Statement is incorporated herein by reference.

A copy of the Company’s code of ethics is available to stockholders on the Company’s website at:
http://ir.berkshirebank.com.

ITEM 11. EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Proposal 1 - Election of Directors for a One-Year Term”, “Proposal 1 - Election of Directors of a One Year Term - Corporate Governance - Committees of the Board of Directors”, and “Proposal 1 - Election of Directors for a One Year Term - Board Committees and Responsibilities” in the Proxy Statement are incorporated herein by reference.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2020, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	112,280	$22.95	898,483
Equity compensation plans not approved by security holders	—	—	—
Total	112,280	$22.95	898,483

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Additional Information - Other Information Relating to Directors and Executive Officers - Transactions with Related Persons" and “Additional Information - Other Information Relating to Directors and Executive Officers - Procedures Governing Related Persons Transactions” in the Proxy Statement. Information regarding director independence is incorporated herein by reference to the section “Proposal 1 - Election of Directors for a One Year Term” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    [1]    Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the Years Ended December  31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive (Loss)/Income for the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]    Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]     Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities (16)
10.1	Three-Year Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Richard M. Marotta (6)
10.2	Separation Agreement between Berkshire Hills Bancorp, Inc., Berkshire Bank and Richard M. Marotta (11)
10.3	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (6)
10.4	Three Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and George F. Bacigalupo (7)
10.5	Three-Year Executive Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and James M. Moses (8)
10.6	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc., and Sean A. Gray (9)
10.7	Berkshire Bank Enhanced Change in Control Severance Plan (Gregory Lindenmuth and Tami Gunsch) (16)
10.8	Form of Split Dollar Agreement entered into with Sean A. Gray (10)
10.9	Three Year Employment Agreement by and among Berkshire Bank, Berkshire Hills Bancorp, Inc. and Nitin Mhatre (12)
10.10	Berkshire Bank Executive Long-Term Care Insurance Plan (13)
10.11	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (14)
10.12	Senior Executive Short Term Incentive Plan (15)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on November 9, 2017.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(7)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(8)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 23, 2016.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(11)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on August 13, 2020
(12)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 26, 2021.
(13)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(14)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(15)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on May 10, 2019.
(16)	Incorporated herein by reference from the Exhibit to the Form 10-K as filed on February 28, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2021	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin J. Mhatre	Director, President, & Chief Executive Officer	March 1, 2021
Nitin J. Mhatre	(principal executive officer)
/s/ James M. Moses	Senior Executive Vice President, Chief Financial Officer	March 1, 2021
James M. Moses	(principal financial and accounting officer)
/s/ J. Williar Dunlaevy	Chairman	March 1, 2021
J. Williar Dunlaevy
/s/ Baye Adofo-Wilson	Director	March 1, 2021
Baye Adofo-Wilson
/s/ Rheo A. Brouillard	Director	March 1, 2021
Rheo A. Brouillard
/s/ David M. Brunelle	Director	March 1, 2021
David M. Brunelle
/s/ Robert M. Curley	Director	March 1, 2021
Robert M. Curley
/s/ John B. Davies	Director	March 1, 2021
John B. Davies
/s/ William H. Hughes, III	Director	March 1, 2021
William H. Hughes, III
/s/ Cornelius D. Mahoney	Director	March 1, 2021
Cornelius D. Mahoney
/s/ Sylvia Maxfield	Director	March 1, 2021
Sylvia Maxfield
/s/ Laurie Norton Moffatt	Director	March 1, 2021
Laurie Norton Moffatt
/s/ Jonathan I. Shulman	Director	March 1, 2021
Jonathan I. Shulman
/s/ D. Jeffrey Templeton	Director	March 1, 2021
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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ Nitin J. Mhatre	/s/ James M. Moses
Nitin J. Mhatre	James M. Moses
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2021	March 1, 2021

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued in 2013 by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses – Reasonable and Supportable Forecast

The Company adopted ASC 326 (“CECL”) on January 1, 2020 as described in Note 1 and referred to in the change in accounting principle explanatory paragraph above. The estimates of expected credit losses under the CECL methodology required under ASC 326 are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. In order to estimate the expected credit losses for loans, the Company utilized a static loss closed pool model which calculated a historical loss rate for each of the identified loan segments. The historical loss rates were then adjusted, as necessary, for current and asset specific characteristics (also referred to as “qualitative adjustments”) and for expected changes to current conditions over the reasonable and supportable forecast period (also referred to as “forecast”).

The forecast methodology employed by the Company is complex and involves significant management judgement along with a high degree of data input and manual intervention.

Given that the estimation of credit losses significantly changes under the CECL methodology, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation models, performing audit procedures to evaluate the implementation and subsequent application of ASC 326, in particular relating to reasonable and supportable forecast, for loans involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel and firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of controls over management’s allowance for credit loss forecast including controls addressing:

•Testing the design and operating effectiveness of controls pertaining to the development of the reasonable and supportable forecast.
•Testing the design and operating effectiveness of controls pertaining to the completeness and accuracy of the data utilized in developing the reasonable and supportable forecast.
•Testing the design and operating effectiveness of controls pertaining to the key assumptions and expert judgments applied in the development of the reasonable and supportable forecast.
•Testing the design and operating effectiveness of the controls around the mathematical accuracy of the forecast within the allowance for credit loss calculation.

Substantively testing management’s estimate, including evaluating their judgements and assumptions, for estimating the allowance for credit loss forecast:

•We tested the reasonable and supportable forecast for compliance with ASC 326, which included the use of firm valuation specialist.
•We tested the completeness and accuracy of the underlying data utilized in developing the reasonable and supportable forecast.
•We tested the reasonableness of key assumptions and expert judgements applied in the development of the reasonable and supportable forecast, which included the use of firm valuation specialist.
•We tested the mathematical accuracy of the forecast within the allowance for credit loss calculation.

/s/ Crowe LLP
We have served as the Company's auditor since 2017.
New York, New York
March 1, 2021

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$91,219	$105,447
Short-term investments	1,466,656	474,382
Total cash and cash equivalents	1,557,875	579,829

Trading security	9,708	10,769
Marketable equity securities, at fair value	18,513	41,556
Securities available for sale, at fair value	1,695,232	1,311,555
Securities held to maturity (fair values of $491,855 in 2020 and $373,277 in 2019)	465,091	357,979
Federal Home Loan Bank stock and other restricted securities	34,873	48,019
Total securities	2,223,417	1,769,878
Less: Allowance for credit losses on investment	(104)	—
Net Securities	2,223,313	1,769,878

Loans held for sale	17,748	36,664

Total loans	8,081,519	9,502,428
Less: Allowance for credit losses on loans	(127,302)	(63,575)
Net loans	7,954,217	9,438,853

Premises and equipment, net	112,663	120,398
Other real estate owned	149	—
Goodwill	—	553,762
Other intangible assets	34,819	45,615
Cash surrender value of bank-owned life insurance	232,695	227,894
Other assets	387,230	288,945
Assets held for sale	317,304	—
Assets from discontinued operations	—	154,132
Total assets	$12,838,013	$13,215,970

Liabilities
Demand deposits	$2,484,249	$1,884,100
NOW and other deposits	1,003,005	1,492,569
Money market deposits	3,371,353	2,528,656
Savings deposits	972,116	841,283
Time deposits	2,385,085	3,589,369
Total deposits	10,215,808	10,335,977
Short-term debt	40,000	125,000
Long-term Federal Home Loan Bank advances	434,357	605,501
Subordinated notes	97,280	97,049
Total borrowings	571,637	827,550
Other liabilities	232,730	267,398
Liabilities held for sale	630,065	—
Liabilities from discontinued operations	—	26,481
Total liabilities	11,650,240	11,457,406
(continued)

	December 31,
(In thousands, except share data)	2020	2019
Shareholders’ equity
Preferred Stock (Series B non-voting convertible preferred stock - $0.01 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2020; 2,000,000 shares authorized, 521,607 shares issued and outstanding in 2019)	—	40,633
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,833,087 shares outstanding in 2020; 100,000,000 shares authorized; 51,903,190 shares issued, and 49,585,143 shares outstanding in 2019)	528	517
Additional paid-in capital - common stock	1,427,239	1,422,441
Unearned compensation	(6,245)	(8,465)
Retained (deficit) earnings	(233,344)	361,082
Accumulated other comprehensive income/(loss)	30,871	11,993
Treasury stock, at cost (1,070,103 shares in 2020 and 2,318,047 shares in 2019)	(31,276)	(69,637)
Total shareholders’ equity	1,187,773	1,758,564
Total liabilities and shareholders’ equity	$12,838,013	$13,215,970
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Interest and dividend income
Loans	$358,015	$448,927	$406,222
Securities and other	51,767	60,586	59,672
Total interest and dividend income	409,782	509,513	465,894
Interest expense
Deposits	72,715	115,193	78,364
Borrowings and subordinated notes	20,285	29,062	31,330
Total interest expense	93,000	144,255	109,694
Net interest income	316,782	365,258	356,200
Non-interest income
Mortgage banking income	5,190	788	635
Loan related income	16,840	24,374	23,155
Deposit related fees	27,905	31,352	29,806
Insurance commissions and fees	10,770	10,957	10,983
Wealth management fees	9,285	9,353	9,447
Total fee income	69,990	76,824	74,026
Other	2,597	1,438	3,557
(Loss)/gain on securities, net	(7,520)	4,389	(3,719)
Gain on sale of business operations and assets, net	1,240	1,351	460
Total non-interest income	66,307	84,002	74,324
Total net revenue	383,089	449,260	430,524
Provision for credit losses	75,878	35,419	25,451
Non-interest expense
Compensation and benefits	147,840	140,906	134,019
Occupancy and equipment	43,359	39,586	36,927
Technology and communications	32,364	26,523	27,147
Marketing and promotion	3,703	4,474	4,697
Professional services	11,907	10,798	7,343
FDIC premiums and assessments	5,876	3,861	5,734
Other real estate owned and foreclosures	125	154	68
Amortization of intangible assets	6,181	5,783	4,934
Goodwill impairment	553,762	—	—
Merger, restructuring and conversion related expenses	5,839	28,046	22,144
Other	29,283	29,726	23,880
Total non-interest expense	840,239	289,857	266,893
(Loss)/income from continuing operations before income taxes	(533,028)	123,984	138,180
Income tax (benefit)/expense from continuing operations	(19,853)	22,463	28,961
Net (loss)/income from continuing operations	(513,175)	101,521	109,219

(Loss) from discontinued operations before income taxes	(26,855)	(5,539)	(4,767)
Income tax (benefit) from discontinued operations	(7,013)	(1,468)	(1,313)
Net (loss) from discontinued operations	(19,842)	(4,071)	(3,454)

Net (loss)/income	$(533,017)	$97,450	$105,765
Preferred stock dividend	313	960	918
(Loss)/income available to common shareholders	$(533,330)	$96,490	$104,847

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Basic (loss)/earnings per share:
Continuing Operations	$(10.21)	$2.06	$2.38
Discontinued operations	(0.39)	(0.08)	(0.08)
Total basic (loss)/earnings per share	$(10.60)	$1.98	$2.30

Diluted (loss)/earnings per share:
Continuing Operations	$(10.21)	$2.05	$2.36
Discontinued operations	(0.39)	(0.08)	(0.07)
Total diluted (loss)/earnings per share	$(10.60)	$1.97	$2.29

Weighted average common shares outstanding:
Basic	50,270	49,263	46,024
Diluted	50,270	49,421	46,231
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net (loss)/income	$(533,017)	$97,450	$105,765
Other comprehensive income (loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	25,726	34,530	(16,923)
Changes in unrealized gains and losses on pension	(489)	(270)	336
Total other comprehensive income/(loss), before tax	25,237	34,260	(16,587)
Income taxes related to other comprehensive income (loss):
Changes in unrealized gains and losses on securities available-for-sale	(6,471)	(8,873)	4,421
Changes in unrealized gains and losses on pension	112	76	(108)
Total income tax (expense) benefit related to other comprehensive income (loss)	(6,359)	(8,797)	4,313
Total other comprehensive income/(loss)	18,878	25,463	(12,274)
Total comprehensive (loss)/income	$(514,139)	$122,913	$93,491
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained (deficit)	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2018	522	$40,633	45,290	$460	$1,242,487	$(6,531)	$239,179	$4,161	$(24,125)	$1,496,264
Comprehensive income:
Net income	—	—	—	—	—	—	105,765	—	—	105,765
Other net comprehensive (loss)	—	—	—	—	—	—	—	(12,274)	—	(12,274)
Total comprehensive income	—	—	—	—	—	—	105,765	(12,274)	—	93,491
Adoption of ASU No 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities	—	—	—	—	—	—	6,253	(6,253)	—	—
Adoption of ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	—	—	—	(896)	896	—	—
Cash dividends declared on common shares ($0.88 per share)	—	—	—	—	—	—	(39,966)	—	—	(39,966)
Cash dividends declared on preferred shares ($1.76 per share)	—	—	—	—	—	—	(918)	—	—	(918)
Forfeited shares	—	—	(65)	—	90	2,189	—	—	(2,279)	—
Exercise of stock options	—	—	33	—	—	—	(578)	—	904	326
Restricted stock grants	—	—	185	—	2,157	(7,011)	—	—	4,854	—
Stock-based compensation	—	—	—	—	—	4,759	—	—	—	4,759
Other, net	—	—	(26)	—	279	—	—	—	(1,317)	(1,038)
Balance at December 31, 2018	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:		0
Net income	—	—	—	—	—	—	97,450	—	—	97,450
Other net comprehensive income	—	—	—	—	—	—	—	25,463	—	25,463
Total comprehensive income	—	—	—	—	—	—	97,450	25,463	—	122,913
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,655	—	—	—	—	176,712
Cash dividends declared on common shares ($0.92 per share)	—	—	—	—	—	—	(44,147)	—	—	(44,147)
Cash dividends declared on preferred shares ($1.84 per share)	—	—	—	—	—	—	(960)	—	—	(960)
Treasury stock purchased	—	—	(1,726)	—	—	—	—	—	(52,746)	(52,746)
Forfeited shares	—	—	(65)	—	(251)	2,160	—	—	(1,909)	—
Exercise of stock options	—	—	11	—	—	—	(100)	—	288	188
Restricted stock grants	—	—	299	—	932	(8,843)	—	—	7,911	—
Stock-based compensation	—	—	—	—	—	4,812	—	—	—	4,812
Other, net	—	—	(42)	—	92	—	—	—	(1,218)	(1,126)
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:
Net loss	—	—	—	—	—	—	(533,017)	—	—	(533,017)
Other net comprehensive income	—	—	—	—	—	—	—	18,878	—	18,878
Total comprehensive income	—	—	—	—	—	—	(533,017)	18,878	—	(514,139)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(522)	(40,633)	1,043	11	10,395	—	—	—	30,227	—
Cash dividends declared common shares ($0.72 per share)	—	—	—	—	—	—	(36,251)	—	—	(36,251)
Cash dividends declared ($1.20 per share)	—	—	—	—	—	—	(313)	—	—	(313)
Treasury stock purchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(91)	—	(1,570)	2,727	—	—	(1,157)	—
Exercise of stock options	—	—	37	—	—	—	(465)	—	1,129	664
Restricted stock grants	—	—	314	—	(4,121)	(5,234)	—	—	9,355	—
Stock-based compensation	—	—	—	—	—	4,727	—	—	—	4,727
Other, net	—	—	(41)	—	94	—	—	—	(720)	(626)
Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net (loss)/income from continuing operations	(513,175)	101,521	109,219
Net (loss) from discontinued operations	(19,842)	(4,071)	(3,454)
Net (loss)/income	$(533,017)	$97,450	$105,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	75,878	35,419	25,451
Net amortization of securities	2,513	2,407	2,837
Change in unamortized net loan origination costs and premiums	21,856	12,759	(1,004)
Premises and equipment depreciation and amortization expense	11,919	10,921	10,442
Stock-based compensation expense	4,727	4,812	4,759
Accretion of purchase accounting entries, net	(10,377)	(14,813)	(24,000)
Amortization of other intangibles	6,181	5,783	4,934
Income from cash surrender value of bank-owned life insurance policies	(5,354)	(5,349)	(6,232)
Securities losses/(gains), net	7,576	(4,389)	3,719
Net change in loans held-for-sale	(4,267)	(5,137)	1,460
Loss on disposition of assets	327	3,443	152
Loss on sale of real estate	13	5	—
Amortization of interest in tax-advantaged projects	3,645	6,455	4,618
Goodwill impairment	553,762	—	—
Net change in other	(31,247)	(23,418)	30,601
Net cash provided by operating activities of continuing operations	123,977	130,419	166,956
Net cash provided/(used) by operating activities of discontinued operations	103,664	(18,894)	55,298
Net cash provided by operating activities	227,641	111,525	222,254

Cash flows from investing activities:
Net decrease in trading security	734	701	665
Purchases of marketable equity securities	(17,631)	(23,841)	(24,538)
Proceeds from sales of marketable equity securities	33,928	43,075	38,104
Purchases of securities available for sale	(885,182)	(119,671)	(257,547)
Proceeds from sales of securities available for sale	69,337	136,229	499
Proceeds from maturities, calls, and prepayments of securities available for sale	457,586	240,586	188,076
Purchases of securities held to maturity	(144,651)	(7,260)	(15,391)
Proceeds from maturities, calls, and prepayments of securities held to maturity	35,331	21,602	36,746
Net change in loans	1,054,029	694,657	(801,876)
Acquisitions, net of cash paid	—	110,774	—
Proceeds from surrender of bank-owned life insurance	553	2,451	854
Purchase of Federal Home Loan Bank stock	(6,741)	(112,208)	(76,090)
Proceeds from sales of Federal Home Loan Bank stock	19,887	149,455	61,831
Net investment in limited partnership tax credits	(7,280)	(4,387)	(4,724)
Purchase of premises and equipment, net	(7,208)	(10,565)	(9,349)
(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sales of seasoned commercial loan portfolios	37,988	81,147	—
Proceeds from sales of other real estate owned	171	150	1,600
Net investing cash flows provided/(used) by discontinued operations	252	(313)	(377)
Net cash provided/(used) by investing activities	641,103	1,202,582	(861,517)

Cash flows from financing activities:
Net increase in deposits	$499,657	$23,996	$233,704
Proceeds from Federal Home Loan Bank advances and other borrowings	326,277	5,384,982	4,767,766
Repayments of Federal Home Loan Bank advances and other borrowings	(582,648)	(6,228,780)	(4,387,223)
Purchase of treasury stock	(473)	(52,746)	—
Exercise of stock options	664	188	326
Common and preferred stock cash dividends paid	(36,564)	(45,107)	(40,884)
Settlement of derivative contracts with financial institution counterparties	(97,611)	—	—
Net cash provided/(used) by financing activities	109,302	(917,467)	573,689

Net change in cash and cash equivalents	978,046	396,640	(65,574)

Cash and cash equivalents at beginning of year	579,829	183,189	248,763

Cash and cash equivalents at end of year	$1,557,875	$579,829	$183,189

Supplemental cash flow information:
Interest paid on deposits	$82,319	$119,695	$74,565
Interest paid on borrowed funds	21,277	33,406	32,274
Income taxes (refunded)/paid, net	(13,864)	19,818	3,029

Acquisition of non-cash assets and liabilities:
Assets acquired	—	1,595,054	—
Liabilities assumed	—	(1,530,010)	—

Other non-cash changes:
Other net comprehensive income/(loss)	18,878	25,463	(12,274)
Impact to retained earnings from adoption of ASC 326, net of tax	24,380	—	—
Mid-Atlantic assets reclassified to held for sale	317,304	—	—
Mid- Atlantic liabilities reclassified to held for sale	630,065	—	—
Reclass of seasoned loan portfolios to held-for-sale, net	14,845	120,307	—
Real estate owned acquired in settlement of loans	224	—	1,600
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019, and 2018

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

Refer to Note 17 – Other Commitments, Contingencies, and Off-Balance Sheet Activities for pandemic related risks and uncertainties.

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

Purchase premiums and discounts are recognized in interest income using the interest method, without anticipating prepayments, except mortgage-backed securities where prepayments are anticipated, over the terms of the securities. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company measures expected credit losses on held to maturity debt securities on a collective basis. Accrued interest receivable on held to maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Company evaluates available for sale debt securities in an unrealized loss position by first assessing whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans
Loans are reported at their amortized cost. Amortized cost is the principal balance outstanding, net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Interest income includes net accretion or amortization of deferred fees or costs and of premiums or discounts. Direct loan origination costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchase Credit Deteriorated (PCD) Loans
Loans that the Company acquired in acquisitions include some loans that have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Allowance for Credit Losses for Loans
The allowance for credit losses for loans (“ACLL”) is comprised of the allowance for loan losses and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the consolidated balance sheet. The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

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

The ACLL is measured on a collective (pool) basis when similar risk characteristics exist. The Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Risk characteristics relevant to each portfolio segment are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Construction – Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial real estate multifamily, owner occupied and non-owner – Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Commercial and industrial loans – Loans in this segment are made to businesses and are generally secured by assets of the business such as accounts receivable, inventory, marketable securities, other liquid collateral, equipment and other business assets. Repayment is expected from the cash flows of the business. Loans in this segment include asset based loans which generally have no scheduled repayment which are closely monitored against formula based collateral advance ratios. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality of this segment.

Residential real estate – All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Home equity and other consumer loans – Loans in this segment are primarily home equity lines of credit, automobile loans and other consumer loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Loans that do not share risk characteristics are evaluated on an individual basis, which the Company has determined to be non-accrual loans over a threshold, loans that were determined to be Troubled Debt Restructurings (“TDRs”) and PCD loans. Loans evaluated individually are not also included in the collective evaluation. Estimates of specific allowance may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the amortized cost in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

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

Foreclosed and Repossessed Assets
Other real estate owned is comprised of real estate acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Repossessed collateral is primarily comprised of taxi medallions. Both other real estate owned and repossessed collateral are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. The shortfall, if any, of the loan balance over the fair value of the property or collateral (excluding taxi medallions), less cost to sell, at the time of transfer from loans to other real estate owned or repossessed collateral is charged to the allowance for loan losses. Subsequent to transfer, the asset is carried at lower of cost or fair value less cost to sell and periodically evaluated for impairment. The shortfall, if any, of the loan balance over the fair value of the collateral comprised of taxi medallions at the time of transfer from loans to repossessed collateral is charged to non-interest income. Subsequent impairments in the fair value of other real estate owned and repossessed collateral are charged to expense in the period incurred. Net operating income or expense related to other real estate owned and repossessed collateral is included in operating expenses in the accompanying Consolidated Statements of Operations. Because of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned and repossessed collateral. Because of these inherent uncertainties, the amount ultimately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
realized on other real estate owned and repossessed collateral may differ from the amounts reflected in the financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 15 - Derivative Instruments and Hedging Activities to the financial statements for more information on commitments to lend and forward commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 removes specific exceptions to the general principles in FASB ASC Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this ASU become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)”. ASU No. 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, this ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this ASU become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU No. 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not significantly impact the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.           DISCONTINUED OPERATIONS AND HELD FOR SALE

During the first quarter of 2019, the Company reached the decision to pursue the sale of the national mortgage banking operations of First Choice Loan Services, Inc. (“FCLS”) – a subsidiary of the Bank. The decision was based on a number of strategic priorities and other factors, including the competitiveness of the mortgage industry. As a result of these actions, the Company classified the operations of FCLS as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows present discontinued operations retrospectively for current and prior periods.

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. During the fourth quarter of 2020, the Company completed the final wind-down of the operations of FCLS. Operating results for the year ended December 31, 2020, include expenses related to the wind-down of operations.

The following is a summary of the assets and liabilities of the discontinued operations of FCLS at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Assets
Loans held for sale, at fair value	$—	$132,655
Premises and equipment, net	—	1,073
Mortgage servicing rights, at fair value	—	12,299
Mortgage banking derivatives	—	2,329
Right-of-use asset	—	3,462
Deferred tax	—	(3,418)
Other assets	—	5,732
Total assets	$—	$154,132
Liabilities
Customer payments in process	$—	$15,372
Lease liability	—	3,494
Other liabilities	—	7,615
Total liabilities	$—	$26,481

FCLS funded its lending operations and maintained working capital through an intercompany line-of-credit with the Bank. Although the wind-down of FCLS resulted in settlement of these borrowings, debt was not allocated to discontinued operations due to the intercompany nature of the borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents operating results of the discontinued operations of FCLS for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Interest income	$1,525	$6,085	$5,267
Interest expense	391	3,372	2,131
Net interest income	1,134	2,713	3,136
Non-interest (loss)/income	(4,740)	38,517	35,574
Total net revenue	(3,606)	41,230	38,710
Non-interest expense	23,249	46,769	43,477
(Loss) from discontinued operations before income taxes	(26,855)	(5,539)	(4,767)
Income tax (benefit)	(7,013)	(1,468)	(1,313)
Net (loss) from discontinued operations	$(19,842)	$(4,071)	$(3,454)

FCLS also originated mortgages designated as held-for-investment. This component of FCLS’s operations was not considered discontinued, since the Company expects to continue to originate mortgages designated as held-for-investment in its footprint on a small scale through processes considered as continuing operations.

Mid-Atlantic Branch Sale

The Company has entered into an agreement to sell its eight Mid-Atlantic branches to Investors Bank of Short Hills, New Jersey, subject to customary regulatory approvals. The transfer is targeted for completion in the first half of 2021. The branch sale includes loans with a total balance of $301 million and deposit accounts with a total balance of $617 million as of December 31, 2020. These balances are included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheets. The buyer has agreed to pay a premium equal to 3.0% of the final deposit balance transferred. The sale includes all branch premises and equipment, and the agreement provides that the buyer intends to offer employment to all associated staff. Berkshire expects to complete the net transfer with funds from short-term investments. The branch sale will have no effect on Berkshire’s Mid-Atlantic specialized commercial lending operations, including SBA lending at its 44 Business Capital Division and its asset-based lending relationships.

The following is a summary of the assets and liabilities related to the branch sale at December 31, 2020:

(in thousands)	December 31, 2020
Assets
Loans	$300,599
Other assets	16,705
Total assets	$317,304
Liabilities
Deposits	$617,377
Other liabilities	12,688
Total liabilities	$630,065

NOTE 3.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $75.1 million and $96.3 million pledged as collateral support for derivative financial contracts at year-end 2020 and 2019, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. As of December 31, 2020, the reserve requirement was zero. The reserve requirement, included in cash and equivalents, as of December 31, 2019 was $18.3 million.

NOTE 4.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $8.7 million and $9.4 million and a fair value of $9.7 million and $10.8 million at year-end 2020 and 2019, respectively. Unrealized losses recorded through income on this security totaled $0.3 million, $0.3 million, and $0.4 million for 2020, 2019, and 2018, respectively. As discussed further in Note 15 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5.    SECURITIES

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2020
Securities available for sale
Debt securities:
Municipal bonds and obligations	$90,273	$7,530	$—	$97,803	$—
Agency collateralized mortgage obligations	740,225	16,836	(235)	756,826	—
Agency mortgage-backed securities	433,311	4,954	(133)	438,132	—
Agency commercial mortgage-backed securities	278,990	9,835	(175)	288,650	—
Corporate bonds	59,098	942	(10)	60,030	—
Other bonds and obligations	52,080	1,719	(8)	53,791	—
Total securities available for sale	1,653,977	41,816	(561)	1,695,232	—
Securities held to maturity
Municipal bonds and obligations	246,520	20,106	—	266,626	64
Agency collateralized mortgage obligations	153,561	5,989	(171)	159,379	—
Agency mortgage-backed securities	35,865	198	(29)	36,034	—
Agency commercial mortgage-backed securities	25,481	590	(12)	26,059	—
Tax advantaged economic development bonds	3,369	93	—	3,462	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	465,091	26,976	(212)	491,855	104

Marketable equity securities	18,061	767	(315)	18,513	—
Total	$2,137,129	$69,559	$(1,088)	$2,205,600	$104

December 31, 2019
Securities available for sale
Debt securities:
Municipal bonds and obligations	$104,325	$5,813	$—	$110,138	$—
Agency collateralized mortgage obligations	742,550	6,431	(169)	748,812	—
Agency mortgage-backed securities	146,589	1,515	(360)	147,744	—
Agency commercial mortgage-backed securities	148,066	176	(1,146)	147,096	—
Corporate bonds	115,395	1,788	(607)	116,576	—
Other bonds and obligations	40,414	780	(5)	41,189	—
Total securities available for sale	1,297,339	16,503	(2,287)	1,311,555	—
Securities held to maturity
Municipal bonds and obligations	252,936	13,095	(5)	266,026	—
Agency collateralized mortgage-backed securities	69,667	2,870	(50)	72,487	—
Agency mortgage-backed securities	6,271	29	—	6,300	—
Agency commercial mortgage-backed securities	10,353	51	—	10,404	—
Tax advantaged economic development bonds	18,456	218	(910)	17,764	—
Other bonds and obligations	296	—	—	296	—
Total securities held to maturity	357,979	16,263	(965)	373,277	—

Marketable equity securities	37,138	5,147	(729)	41,556	—
Total	$1,692,456	$37,913	$(3,981)	$1,726,388	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2020 and 2019, accumulated net unrealized gains/(losses) on AFS securities included in accumulated other comprehensive income/(loss) were $41.3 million and $14.2 million, respectively. At year-end 2020 and 2019, accumulated net unrealized gains on HTM securities included in accumulated other comprehensive income/(loss) were $3.7 million and $5.0 million respectively. The year-end 2020 and 2019 related income tax (liability)/benefit of $(11.5) million and $(5.1) million, respectively, was also included in accumulated other comprehensive income/(loss).

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the year ended December 31, 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision for credit losses- reversal	(19)	(186)	(205)
Balance at December 31, 2020	$64	$40	$104

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

As of December 31, 2020, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2020 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$33,248	$33,265	$1,950	$1,952
Over 1 year to 5 years	8,148	8,276	3,216	3,233
Over 5 years to 10 years	67,952	69,619	23,050	24,026
Over 10 years	92,103	100,464	221,968	241,172
Total bonds and obligations	201,451	211,624	250,184	270,383
Mortgage-backed securities	1,452,526	1,483,608	214,907	221,472
Total	$1,653,977	$1,695,232	$465,091	$491,855

At year-end 2020 and 2019, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11 - Borrowed Funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$37,532	$37,815	$25,728	$25,828
Securities pledged for municipal deposits	156,047	166,570	168,740	175,719
Total	$193,579	$204,385	$194,468	$201,547

Purchases of AFS securities totaled $885 million in 2020 and $120 million in 2019. Proceeds from the sale of AFS securities totaled $69 million in 2020 and $136 million in 2019. The amounts for the sale of AFS securities were reclassified out of accumulated other comprehensive income and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2020	2019	2018
Gross recognized gains	$4,602	$7,492	$3,256
Gross recognized losses	(11,133)	(3,103)	(6,975)
Net recognized gains/(losses)	$(6,531)	$4,389	$(3,719)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$235	$77,898	$—	$—	$235	$77,898
Agency mortgage-backed securities	131	39,939	2	256	133	40,195
Agency commercial mortgage-back securities	175	51,435	—	—	175	51,435
Corporate bonds	10	4,875	—	—	10	4,875
Other bonds and obligations	—	—	8	1,030	8	1,030
Total securities available for sale	$551	$174,147	$10	$1,286	$561	$175,433
Securities held to maturity
Agency collateralized mortgage obligations	171	25,048	—	—	171	25,048
Agency mortgage-backed securities	29	20,710	—	—	29	20,710
Agency commercial mortgage-back securities	12	10,216	—	—	12	10,216
Total securities held to maturity	212	55,974	—	—	212	55,974
Total	$763	$230,121	$10	$1,286	$773	$231,407

December 31, 2019
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$127	$52,623	$42	$6,267	$169	$58,890
Agency mortgage-backed securities	59	10,640	301	23,404	360	34,044
Agency commercial mortgage-backed securities	1,097	116,324	49	11,250	1,146	127,574
Corporate bonds	—	—	607	42,823	607	42,823
Other bonds and obligations	4	1,239	1	29	5	1,268
Total securities available for sale	$1,287	$180,826	$1,000	$83,773	$2,287	$264,599
Securities held to maturity
Municipal bonds and obligations	5	800	—	—	5	800
Agency collateralized mortgage obligations	50	9,778	—	—	50	9,778
Tax advantaged economic development bonds	—	—	910	6,925	910	6,925
Total securities held to maturity	55	10,578	910	6,925	965	17,503
Total	$1,342	$191,404	$1,910	$90,698	$3,252	$282,102

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2020, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AFS collateralized mortgage obligations
At year-end 2020, 12 out of 225 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2020. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2020, 17 out of 125 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2020. All securities are performing.

AFS corporate bonds
At year-end 2020, 1 out of 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 0.2% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At year-end 2020, 3 out of 7 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2020. All securities are performing.

HTM collateralized mortgage obligations
At year-end 2020, 2 out of 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 0.7% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2020. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2020, 2 out of 6 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2020. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Upon adoption of ASC 326, the Company evaluates its risk characteristics of loans based on regulatory call report code with sub-segmentation based on underlying collateral for certain loan types. Prior to the adoption of ASC 326, under the incurred loss model, the Company evaluated its risk characteristics of loans based on purpose of the loans. The composition of loans by portfolio segment as of December 31, 2020 and January 1, 2021 follows:

(In thousands)	December 31, 2019 Statement Balance	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Loans:
Construction	$448,452	$187	$448,639
Commercial multifamily	631,740	252	631,992
Commercial real estate owner occupied	673,308	3,185	676,493
Commercial real estate non-owner occupied	2,189,780	6,540	2,196,320
Commercial and industrial	1,843,683	(12,212)	1,831,471
Residential real estate	2,853,385	1,868	2,855,253
Home equity	378,793	10	378,803
Consumer other	483,287	205	483,492
Total	$9,502,428	$35	$9,502,463

Allowance:
Construction	$2,713	$(342)	$2,371
Commercial multifamily	4,413	(1,842)	2,571
Commercial real estate owner occupied	4,880	6,062	10,942
Commercial real estate non-owner occupied	16,344	11,201	27,545
Commercial and industrial	20,099	(2,189)	17,910
Residential real estate	9,970	6,799	16,769
Home equity	1,470	4,884	6,354
Consumer other	3,686	861	4,547
Total	$63,575	$25,434	$89,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	December 31, 2020	December 31, 2019
Construction	$454,513	$448,452
Commercial multifamily	483,350	631,740
Commercial real estate owner occupied	552,413	673,308
Commercial real estate non-owner occupied	2,119,263	2,189,780
Commercial and industrial	1,943,164	1,843,683
Residential real estate	1,931,681	2,853,385
Home equity	293,981	378,793
Consumer other	303,154	483,287
Total loans	$8,081,519	$9,502,428

Allowance for credit losses	127,302	63,575
Net loans	$7,954,217	$9,438,853

As of December 31, 2020, loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $633.3 million. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

In 2020, the Company purchased loans aggregating $98 million and sold loans aggregating $415 million. In 2019, the Company purchased loans aggregating $432 million and sold loans aggregating $310 million. Net gains on sales of loans were $10.6 million, $12.0 million, and $9.3 million for the years 2020, 2019, and 2018, respectively. These amounts are included in Loan Related Income on the Consolidated Statements of Operations.

Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.5 billion, or 19.0%, and $1.7 billion, or 18.1% of total loans in 2020 and 2019, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2020 or 2019.

As of December 31, 2020, the Company maintained foreclosed residential real estate property with a fair value of $149 thousand. As of December 31, 2019, the Company maintained no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2020 and December 31, 2019 totaled $3.3 million and $6.5 million, respectively, including sold loans serviced by the Company.

At year-end 2020, the Company had pledged loans totaling $925 million to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 11 - Borrowed Funds.

At year-end 2020 and 2019, the Company’s commitments outstanding to related parties totaled $2.0 million and $1.8 million, respectively, and the loans outstanding against these commitments totaled $1.1 million and $1.0 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2020 and 2019, all related party loans were performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses for Loans
The Company’s activity in the allowance for credit losses for loans for the year ended December 31, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2020
Construction	$2,713	$(342)	$2,371	$(834)	$—	$3,574	$5,111
Commercial multifamily	4,413	(1,842)	2,571	(100)	100	3,345	5,916
Commercial real estate owner occupied	4,880	6,062	10,942	(8,686)	1,053	9,071	12,380
Commercial real estate non-owner occupied	16,344	11,201	27,545	(11,653)	307	19,651	35,850
Commercial and industrial	20,099	(2,189)	17,910	(19,328)	4,285	22,146	25,013
Residential real estate	9,970	6,799	16,769	(2,285)	1,359	12,648	28,491
Home equity	1,470	4,884	6,354	(347)	292	183	6,482
Consumer other	3,686	861	4,547	(2,562)	609	5,465	8,059
Total allowance for credit losses	$63,575	$25,434	$89,009	$(45,795)	$8,005	$76,083	$127,302

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the year ended December 31, 2020 was as follows:

(In thousands)	Total
Balance at December 31, 2019	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Release of expense for credit losses	(464)
Balance at December 31, 2020	$7,629

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

For commercial credits, the Company assigns an internal risk rating at origination and reviews the rating annually, semiannually, or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction
Risk rating
Pass	$38,374	$255,377	$114,690	$28,474	$9,519	$2,766	$1,000	$—	$450,200
Special Mention	—	—	313	—	—	—	—	—	313
Substandard	—	—	—	4,000	—	—	—	—	4,000
Total	$38,374	$255,377	$115,003	$32,474	$9,519	$2,766	$1,000	$—	$454,513

Commercial multifamily:
Risk rating
Pass	$31,438	$57,659	$74,932	$77,746	$81,066	$153,818	$20	$—	$476,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	47	6,479	145	—	6,671
Total	$31,438	$57,659	$74,932	$77,746	$81,113	$160,297	$165	$—	$483,350

Commercial real estate owner occupied:
Risk rating
Pass	$58,327	$84,839	$104,797	$64,693	$44,300	$169,197	$1,194	$—	$527,347
Special Mention	535	2,569	1,136	1,009	800	2,579	—	—	8,628
Substandard	—	1,266	3,597	1,685	1,439	8,451	—	—	16,438
Total	$58,862	$88,674	$109,530	$67,387	$46,539	$180,227	$1,194	$—	$552,413

Commercial real estate non-owner occupied:
Risk rating
Pass	$180,520	$292,386	$435,440	$223,935	$303,221	$497,066	$15,393	$—	$1,947,961
Special Mention	—	279	2,068	6,958	11,798	44,961	1,068	—	67,132
Substandard	7,804	3,529	4,235	19,632	2,124	66,651	195	—	104,170
Total	$188,324	$296,194	$441,743	$250,525	$317,143	$608,678	$16,656	$—	$2,119,263

Commercial and industrial:
Risk rating
Pass	$754,260	$159,046	$205,651	$130,985	$48,326	$148,222	$368,769	$—	$1,815,259
Special Mention	1,467	5,753	5,267	2,851	1,601	65	12,408	—	29,412
Substandard	7,392	39,822	24,951	7,765	3,504	5,630	9,099	—	98,163
Doubtful	—	—	—	—	—	—	330	—	330
Total	$763,119	$204,621	$235,869	$141,601	$53,431	$153,917	$390,606	$—	$1,943,164

Residential real estate
Risk rating
Pass	$150,583	$146,142	$272,399	$320,384	$333,159	$691,078	$3,281	$—	$1,917,026
Special Mention	384	—	454	1,430	—	362	—	—	2,630
Substandard	991	39	703	902	417	8,964	9	—	12,025
Total	$151,958	$146,181	$273,556	$322,716	$333,576	$700,404	$3,290	$—	$1,931,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Home equity:
Payment performance
Performing	$2,445	$1,960	$316	$1,859	$499	$1,882	$282,123	$—	$291,084
Nonperforming	—	—	1	—	—	—	2,896	—	2,897
Total	$2,445	$1,960	$317	$1,859	$499	$1,882	$285,019	$—	$293,981

Consumer other:
Payment performance
Performing	$15,193	$35,317	$101,730	$69,366	$35,421	$31,327	$9,339	$—	$297,693
Nonperforming	39	316	1,511	1,599	1,585	407	4	—	5,461
Total	$15,232	$35,633	$103,241	$70,965	$37,006	$31,734	$9,343	$—	$303,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at December 31, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2020
Construction	$—	$—	$—	$—	$454,513	$454,513
Commercial multifamily	—	—	757	757	482,593	483,350
Commercial real estate owner occupied	809	631	4,894	6,334	546,079	552,413
Commercial real estate non-owner occupied	315	168	38,389	38,872	2,080,391	2,119,263
Commercial and industrial	3,016	3,259	12,982	19,257	1,923,907	1,943,164
Residential real estate	2,068	2,630	11,115	15,813	1,915,868	1,931,681
Home equity	244	284	2,897	3,425	290,556	293,981
Consumer other	2,109	777	5,364	8,250	294,904	303,154
Total	$8,561	$7,749	$76,398	$92,708	$7,988,811	$8,081,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2020:

	January 1, 2020	December 31, 2020
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$—	$—	$—
Commercial multifamily	811	757	591	—	—
Commercial real estate owner occupied	15,389	4,509	2,290	385	—
Commercial real estate non-owner occupied	1,031	29,572	13,912	8,817	—
Commercial and industrial	11,218	12,441	4,725	541	—
Residential real estate	6,411	9,711	5,739	1,404	—
Home equity	1,798	2,654	159	243	—
Consumer other	2,982	5,304	2	60	—
Total	$39,640	$64,948	$27,418	$11,450	$—
The commercial and industrial loans nonaccrual amortized cost as of December 31, 2020 included medallion loans with a fair value of $2.3 million and a contractual balance of $53.9 million.

The following table summarizes information about total loans rated Special Mention or lower at December 31, 2020. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	December 31, 2020
Non-Accrual	$64,948
Substandard Accruing	185,207
Total Classified	250,155
Special Mention	109,299
Total Criticized	$359,454

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2020
Commercial multifamily	$591	$—	$—
Commercial real estate owner occupied	5,714	—	—
Commercial real estate non-owner occupied	30,950	—	—
Commercial and industrial	973	36	3,758
Residential real estate	5,081	—	—
Home equity	145	—	—
Consumer other	51	—	—
Total loans	$43,505	$36	$3,758

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

The following table presents activity in TDRs for the year ended December 31, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Year ended December 31, 2020
Commercial multifamily	$793	$(39)	$—	$—	$—	$754
Commercial real estate owner occupied	13,331	(5,734)	—	(5,884)	18	1,731
Commercial real estate non-owner occupied	1,373	(1)	—	1,719	10,593	13,684
Commercial and industrial	1,449	(289)	—	(60)	1,586	2,686
Residential real estate	2,045	(160)	—	(361)	—	1,524
Home equity	277	(22)	—	(122)	—	133
Consumer other	48	(12)	—	—	—	36
Total	$19,316	$(6,257)	$—	$(4,708)	$12,197	$20,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	Total
Year ended December 31, 2020
TDR:
Number of loans	16
Pre-modification outstanding recorded investment	$12,197
Post-modification outstanding recorded investment	$12,197

Year ended December 31, 2019
TDR:
Number of loans	13
Pre-modification outstanding recorded investment	$2,063
Post-modification outstanding recorded investment	$2,063

Year ended December 31, 2018
TDR:
Number of loans	10
Pre-modification outstanding recorded investment	$2,685
Post-modification outstanding recorded investment	$2,685

The following table discloses the modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2020. For the year ended 2019, there was one loan that was restructured that had subsequently defaulted during the reporting period.

(dollars in thousands)	Number of Loans	Recorded Investment
Year ended December 31, 2019
Commercial and industrial - other	1	$195
Total	1	$195

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. These loans were not recorded as TDRs. Refer to Note 17 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

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

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2019	2018
Balance at beginning of period	$2,840	$11,561
Acquisitions	4,200	—
Accretion	(9,619)	(23,109)
Net reclassification from nonaccretable difference	7,430	17,347
Payments received, net	(837)	(2,878)
Reclassification to TDR	9	—
Disposals	—	(81)
Balance at end of period	4,023	2,840

The following is a summary of past due loans at December 31, 2019:
Business Activities Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$382,014	$382,014	$—
Commercial real estate	423	89	15,623	16,135	2,398,807	2,414,942	—
Total	423	89	15,623	16,135	2,780,821	2,796,956	—
Commercial and industrial loans
Total	2,841	2,033	10,662	15,536	1,427,081	1,442,617	122
Residential mortgages:
1-4 family	1,669	714	3,350	5,733	2,138,084	2,143,817	800
Construction	—	—	—	—	4,641	4,641	—
Total	1,669	714	3,350	5,733	2,142,725	2,148,458	800
Consumer loans:
Home equity	149	—	1,147	1,296	272,571	273,867	52
Auto and other	4,709	990	2,729	8,428	496,171	504,599	1
Total	4,858	990	3,876	9,724	768,742	778,466	53
Total	$9,791	$3,826	$33,511	$47,128	$7,119,369	$7,166,497	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Loans

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Acquired Credit Impaired	Total Loans	Past Due > 90 days and Accruing
December 31, 2019
Commercial real estate:
Construction	$—	$—	$—	$—	$1,396	$47,792	$—
Commercial real estate	3,907	245	10,247	14,399	21,639	1,189,521	5,751
Total	3,907	245	10,247	14,399	23,035	1,237,313	5,751
Commercial and industrial loans
Total	888	299	1,275	2,462	26,718	397,891	442
Residential mortgages:
1-4 family	745	491	932	2,168	10,840	533,536	139
Construction	—	—	—	—	—	3,478	—
Total	745	491	932	2,168	10,840	537,014	139
Consumer loans:
Home equity	346	222	789	1,357	540	106,724	72
Auto and other	120	22	265	407	286	56,989	—
Total	466	244	1,054	1,764	826	163,713	72
Total	$6,006	$1,279	$13,508	$20,793	$61,419	$2,335,931	$6,404

The following is summary information pertaining to non-accrual loans at December 31, 2019:

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Commercial real estate:
Construction	$—	$—	$—
Other commercial real estate	15,623	4,496	20,119
Total	15,623	4,496	20,119
Commercial and industrial loans:
Total	10,540	833	11,373

Residential mortgages:
1-4 family	2,550	793	3,343
Construction	—	—	—
Total	2,550	793	3,343
Consumer loans:
Home equity	1,095	717	1,812
Auto and other	2,728	265	2,993
Total	3,823	982	4,805
Total non-accrual loans	$32,536	$7,104	$39,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans evaluated for impairment as of December 31, 2019 were as follows:

Business Activities Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$19,192	$9,167	$3,019	$630	$32,008
Collectively evaluated	2,777,764	1,433,450	2,145,439	777,836	7,134,489
Total	$2,796,956	$1,442,617	$2,148,458	$778,466	$7,166,497
Acquired Loans

(In thousands)	Commercial real estate	Commercial and industrial	Residential mortgages	Consumer	Total
Loans receivable:
Balance at end of year
Individually evaluated for impairment	$4,241	$464	$372	$575	$5,652
Purchased credit-impaired loans	23,035	26,718	10,840	826	61,419
Collectively evaluated	1,210,037	370,709	525,802	162,312	2,268,860
Total	$1,237,313	$397,891	$537,014	$163,713	$2,335,931

The following is a summary of impaired loans at December 31, 2019:
Business Activities Loans

	December 31, 2019
(In thousands)	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance:
Other commercial real estate loans	$18,676	$37,493	$—
Commercial and industrial loans	4,805	10,104	—
Residential mortgages - 1-4 family	433	699	—
Consumer - home equity	32	238	—
Consumer - other	—	—	—

With an allowance recorded:
Other commercial real estate loans	$550	$1,411	$20
Commercial and industrial loans	4,166	12,136	122
Residential mortgages - 1-4 family	2,615	2,924	109
Consumer - home equity	594	614	42
Consumer - other	8	8	1

Total
Commercial real estate	$19,226	$38,904	$20
Commercial and industrial loans	8,971	22,240	122
Residential mortgages	3,048	3,623	109
Consumer	634	860	43
Total impaired loans	$31,879	$65,627	$294
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2019 and 2018:

Business Activities Loans

	December 31, 2019		December 31, 2018
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$19,805	$586	$24,078	$373
Other commercial and industrial	3,165	523	914	245
Residential mortgages - 1-4 family	185	17	428	20
Consumer-home equity	148	3	107	10
Consumer-other	—	—	—	—

With an allowance recorded:
Other commercial real estate	$374	$107	$555	$30
Other commercial and industrial	2,533	793	1,259	139
Residential mortgages - 1-4 family	2,427	150	1,407	75
Consumer-home equity	349	32	98	6
Consumer - other	11	1	15	1

Total
Commercial real estate	$20,179	$693	$24,633	$403
Commercial and industrial	5,698	1,316	2,173	384
Residential mortgages	2,612	167	1,835	95
Consumer loans	508	36	220	17
Total impaired loans	$28,997	$2,212	$28,861	$899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Loans

	December 31, 2019		December 31, 2018
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$1,603	$117	$3,280	$263
Other commercial and industrial	441	51	428	68
Residential mortgages - 1-4 family	241	11	290	9
Consumer - home equity	475	23	635	4
Consumer - other	—	—	13	1

With an allowance recorded:
Other commercial real estate	$1,005	$59	$950	$53
Other commercial and industrial	29	2	197	41
Residential mortgages - 1-4 family	88	7	26	9
Consumer - home equity	68	6	89	12
Consumer - other	41	2	11	3

Total
Commercial real estate	$2,608	$176	$4,230	$316
Commercial and industrial	470	53	625	109
Residential mortgages	329	18	316	18
Consumer loans	584	31	748	20
Total impaired loans	$3,991	$278	$5,919	$463

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents the Company’s TDR activity in 2019 and 2018:

(In thousands)	2019	2018
Balance at beginning of year	$27,415	$41,990
Principal payments	(6,086)	(8,547)
TDR status change (1)	—	—
Other reductions (2)	(4,076)	(8,713)
Newly identified TDRs	2,063	2,685
Balance at end of year	$19,316	$27,415
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

Activity in the allowance for loan losses for 2019 and 2018 was as follows:

Business Activities Loans
(In thousands) 2019	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	6,577	23,799	635	3,322	34,333
Recoveries on charged-off loans	570	1,012	57	253	1,892
Provision/(releases) for loan losses	9,033	25,404	(1,417)	458	33,478
Balance at end of period	$24,758	$19,121	$8,540	$4,757	$57,176

Individually evaluated for impairment	20	122	109	43	294
Collectively evaluated	24,738	18,999	8,431	4,714	56,882
Total	$24,758	$19,121	$8,540	$4,757	$57,176

Business Activities Loans
(In thousands) 2018	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$16,843	$13,850	$9,420	$5,807	$45,920
Charged-off loans	5,859	4,275	157	3,187	13,478
Recoveries on charged-off loans	50	620	114	363	1,147
Provision/(releases) for loan losses	10,698	6,309	1,158	4,385	22,550
Balance at end of period	$21,732	$16,504	$10,535	$7,368	$56,139

Individually evaluated for impairment	9	49	128	11	197
Collectively evaluated	21,723	16,455	10,407	7,357	55,942
Total	$21,732	$16,504	$10,535	$7,368	$56,139

Acquired Loans
(In thousands) 2019	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	830	571	263	557	2,221
Recoveries on charged-off loans	672	438	116	123	1,349
Provision/(releases) for loan losses	1,111	126	365	339	1,941
Balance at end of period	$4,106	$1,057	$848	$388	$6,399

Individually evaluated for impairment	97	1	8	12	118
Collectively evaluated	4,009	1,056	840	376	6,281
Total	$4,106	$1,057	$848	$388	$6,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans
(In thousands) 2018	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,856	$1,125	$598	$335	$5,914
Charged-off loans	1,812	524	1,091	1,106	4,533
Recoveries on charged-off loans	294	286	51	417	1,048
Provision/(releases) for loan losses	815	177	1,072	837	2,901
Balance at end of period	$3,153	$1,064	$630	$483	$5,330

Individually evaluated for impairment	9	4	36	48	97
Collectively evaluated	3,144	1,060	594	435	5,233
Total	$3,153	$1,064	$630	$483	$5,330

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

	December 31, 2019
(In thousands)	Business Activities Loans	Acquired Loans	Total
Non-Accrual	$32,536	$7,104	$39,640
Substandard Accruing	49,293	73,131	122,424
Total Classified	81,829	80,235	162,064
Special Mention	63,943	11,341	75,284
Total Criticized	$145,772	$91,576	$237,348

NOTE 7.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2020	2019	Estimated Useful Life
Land	$17,716	$17,816	N/A
Buildings and improvements	113,853	116,997	5 - 39 years
Furniture and equipment (1)	63,590	64,044	3 - 7 years
Construction in process (1)	4,035	1,580
Premises and equipment, gross	199,194	200,437
Accumulated depreciation and amortization (1)	(86,531)	(78,966)
Premises and equipment, net	$112,663	$121,471
Premises and equipment, net from discontinued operations	—	1,073
Premises and equipment, net from continuing operations	$112,663	$120,398
(1)         Includes premises and equipment classified as discontinued operations. See Note 2 - Discontinued Operations for more information.

Depreciation and amortization expense including discontinued operations for the years 2020, 2019, and 2018 amounted to $12.5 million, $11.8 million, and $10.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.    GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company had no acquisition during 2020. There was one acquisition during 2019. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2020 and 2019 is as follows:

(In thousands)	2020	2019
Balance, beginning of the period	$553,762	$518,325
Goodwill acquired and adjusted:
SI Financial Group, Inc.	—	36,379
Adjustments (1)	—	(942)
Impairment	(553,762)	—
Balance, end of the period	$—	$553,762
______________________________________________________________________________________________________
(1)In 2019, goodwill related to the SI Financial Group acquisition was adjusted to reflect new information available during the one-year measurement period.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assessed annually for impairment and more frequently if events or changes in circumstances indicate that there may be an impairment. The Company tests goodwill impairment annually as of June 30 using second quarter data.

The Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit was determined using the guideline public company method. As a result of the assessment, the Company recognized a full goodwill impairment during the year ended December 31, 2020. No impairment was recorded on goodwill for 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2020
Non-maturity deposits (core deposit intangible) (1)	$77,213	$(45,257)	$31,956
Insurance contracts	7,558	(7,558)	—
All other intangible assets	7,866	(5,003)	2,863
Total	$92,637	$(57,818)	$34,819
December 31, 2019
Non-maturity deposits (core deposit intangible)	$84,903	$(42,663)	$42,240
Insurance contracts	7,558	(7,553)	5
All other intangible assets	7,866	(4,496)	3,370
Total	$100,327	$(54,712)	$45,615
(1)As of December 31, 2020, the Company reclassified $4.6 million of net core deposit intangible to held-for-sale related to the assets and liabilities associated with the Mid-Atlantic branch sale.

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $6.2 million in 2020, $5.8 million in 2019, and $4.9 million in 2018.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2020 is as follows: 2021- $5.3 million; 2022- $5.1 million; 2023- $4.8 million; 2024- $4.6 million; 2025- $4.5 million; and thereafter- $10.6 million. For the years 2020, 2019, and 2018, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2020	2019
Capitalized servicing rights (1)	$16,348	$26,451
Accrued interest receivable	46,919	36,462
Accrued federal and state tax receivable	40,751	23,786
Right-of-use assets (1)	60,018	76,332
Derivative assets (1)	160,071	80,190
Deferred tax asset	46,370	51,165
Other (1)	16,753	18,381
Total other assets	$387,230	$312,767
Total other assets from discontinued operations	—	23,822
Total other assets from continuing operations	$387,230	$288,945
(1)     Includes other assets classified as discontinued operations. See Note 2 - Discontinued Operations for more information.

The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans sold and serviced for others from continuing operations amounted to $1.5 billion, $1.7 billion, and $1.4 billion at year-end 2020, 2019, and 2018, respectively. Loans sold and serviced for others from discontinued operations amounted to $0.6 billion, $1.4 billion, and $0.8 billion at year-end 2020, 2019, and 2018. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Contractually specified servicing fees from continuing operations were $5.5 million, $5.6 million, and $4.6 million for the years 2020, 2019, and 2018, respectively, and included as a component of loan related fees within non-interest income. Contractually specified servicing fees from discontinued operations were $2.1 million, $1.9 million, and $1.0 million for the years 2020, 2019, and 2018, respectively, and included as a component of other income in Note 2 - Discontinued Operations. Refer to Note 20 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2020.

Servicing rights activity was as follows:

(In thousands)	2020	2019
Balance at beginning of year	$26,451	$23,376
Additions	3,875	16,837
Amortization	(3,761)	(3,240)
Change in fair value	(9,266)	(5,822)
Allowance adjustment	(951)	(4,700)
Balance at end of year (1)	$16,348	$26,451
(1)As of December 31, 2020 and December 31, 2019, the servicing rights included in the total balance accounted for at fair value were $3.0 million and $12.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2020	2019
Maturity date:
Within 1 year	$1,582,492	$2,734,870
Over 1 year to 2 years	545,100	582,622
Over 2 years to 3 years	171,810	145,976
Over 3 years to 4 years	32,358	90,731
Over 4 years to 5 years	51,073	33,754
Over 5 years	2,252	1,416
Total	$2,385,085	$3,589,369
Account balances:
Less than $100,000	$663,324	$905,190
$100,000 through $250,000	1,219,210	2,027,717
$250,000 or more	502,551	656,462
Total	$2,385,085	$3,589,369

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $0.6 billion and $1.2 billion at December 31, 2020 and December 31, 2019, respectively. Also included in total deposits are reciprocal deposits of $119.0 million and $91.7 million at December 31, 2020 and December 31, 2019, respectively, as well as related party deposits of $177.2 million and $63.9 million at December 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.    BORROWED FUNDS

Borrowed funds at December 31, 2020 and 2019 are summarized, as follows:

	2020		2019
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$40,000	1.05%	$125,000	2.06%
Total short-term borrowings:	40,000	1.05	125,000	2.06
Long-term borrowings:
Advances from the FHLBB	434,357	1.89	605,501	2.16
Paycheck Protection Program Liquidity Facility ("PPPLF")	—	—	—	—
Subordinated notes	74,411	7.00	74,232	7.00
Junior subordinated borrowing - Trust I	15,464	2.06	15,464	3.76
Junior subordinated borrowing - Trust II	7,405	1.92	7,353	3.59
Total long-term borrowings:	531,637	2.61	702,550	2.72
Total	$571,637	2.50%	$827,550	2.62%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. At year-end 2020, the Company maintained a short-term line-of-credit through a correspondent bank with no balance outstanding. The Bank also maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2020 and December 31, 2019. The Bank's available borrowing capacity with the FHLB was $1.0 billion and $1.6 billion for the periods ended December 31, 2020 and December 31, 2019, respectively. The Company was in compliance with all debt covenants as of December 31, 2020.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2020 and December 31, 2019. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of December 31, 2020, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $815.6 million and $201.3 million for the periods ended December 31, 2020 and December 31, 2019, respectively.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at December 31, 2020 included callable advances totaling $10 million and amortizing advances totaling $5.2 million. The advances outstanding at December 31, 2019 included callable advances totaling $10 million and amortizing advances totaling $4.4 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLBB advances at year-end 2020 is as follows:

	2020
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2021	$395,475	1.80%
2022	58,489	1.92
2023	10,916	2.17
2024	54	—
2025 and beyond	9,423	1.63
Total FHLBB advances	$474,357	1.82%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2020 and December 31, 2019.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $215 thousand and $338 thousand for unamortized debt issuance costs as of December 31, 2020 and December 31, 2019, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.06% and 3.76% at December 31, 2020 and December 31, 2019, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.92% and 3.59% at December 31, 2020 and December 31, 2019. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2020	2019
Derivative liabilities	$65,758	$80,681
Capital and financing lease obligations	10,383	10,883
Asset purchase settlement payable (1)	—	189
Employee benefits liability	38,830	44,781
Operating lease liabilities (1)	63,894	80,734
Accrued interest payable	3,867	11,625
Customer transaction clearing accounts	11,261	4,310
Other (1)	38,737	60,676
Total other liabilities	$232,730	$293,879
Total other liabilities from discontinued operations	—	26,481
Total other liabilities from continuing operations	$232,730	$267,398
(1)     Includes other liabilities classified as discontinued operations. See Note 2 - Discontinued Operations for more information.

60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2020, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,848	$5,669
Service Cost	66	72
Interest cost	178	228
Actuarial loss	519	542
Benefits paid	(337)	(333)
Settlements	(153)	(330)
Projected benefit obligation at end of year	6,121	5,848
Accumulated benefit obligation	6,121	5,848

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,799	5,522
Actual return on plan assets	740	940
Contributions by employer	—	—
Benefits paid	(337)	(333)
Settlements	(153)	(330)
Fair value of plan assets at end of year	6,049	5,799

Underfunded status	$72	$49

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$72	$49

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2020	2019
Service Cost	$66	$72
Interest Cost	178	228
Expected return on plan assets	(393)	(373)
Amortization of unrecognized actuarial loss	94	117
Net periodic pension costs	$(55)	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2020	2019
Amortization of actuarial (loss)	$(94)	$(117)
Actuarial (gain) loss	171	(25)
Settlement charge	—	(70)
Total recognized in accumulated other comprehensive income	77	(212)
Total recognized in net periodic pension cost recognized and other comprehensive income	$22	$(168)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $1.3 million and $1.2 million in 2020 and 2019, respectively.

The Company did not make any cash contributions to the pension trust during 2020 and 2019. The Company does not expect to make any cash contributions in 2021. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $103 thousand.

The principal actuarial assumptions used are as follows:

	December 31,
	2020	2019
Projected benefit obligation
Discount rate	2.35%	3.15%
Net periodic pension cost
Discount rate	3.15%	4.16%
Long term rate of return on plan assets	7.00%	7.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2020 and December 31, 2019. The Plan did not hold any assets classified as Level 3, nor were there any transfers.

	December 31, 2020
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,996	$—	$1,996
Mid-Cap	519	—	519
Small-Cap	500	—	500
International	1,049	—	1,049
Fixed Income - US Core	1,403	—	1,403
Intermediate Duration	470	—	470
Cash Equivalents - money market	112	38	74
Total	$6,049	$38	$6,011

	December 31, 2019
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,900	$—	$1,900
Mid-Cap	453	—	453
Small-Cap	429	—	429
International	828	—	828
Fixed Income - US Core	1,535	—	1,535
Intermediate Duration	517	—	517
Cash Equivalents - money market	137	60	77
Total	$5,799	$60	$5,739

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2020 are as follows:

Year	Payments (In thousands)
2021	370
2022	382
2023	367
2024	357
2025 - 2030	1,888

Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit pension plan. The Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The Plan was frozen effective September 6, 2013. The Company made contributions of $377 thousand in 2020. As of July 1, 2020, the Plan held assets with a market value of $4.5 million and liabilities with a market value of $7.9 million. The funded status (market value of plan assets divided by funding target) of the Plan, was greater than 80% as of July 1, 2020, as required by federal and state regulations. Market value of the Plan's assets reflects contributions received through June 30, 2020. There are no collective bargaining agreements in place that require contributions to the Plan by the Company. The Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2020	2019
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$4,039	$3,422
Service Cost	39	38
Interest cost	129	142
Participant contributions	—	—
Actuarial loss	507	565
Benefits paid	(73)	(128)
Accumulated post-retirement benefit obligation at end of year	$4,641	$4,039

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	73	128
Contributions by participant	—	—
Benefits paid	(73)	(128)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$4,641	$4,039

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2020	2019
Service cost	$39	$38
Interest costs	129	142
Amortization of net prior service credit	84	83
Amortization of net actuarial loss	12	—
Net periodic post-retirement costs	$264	$263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2020	2019
Amortization of prior service credit	$(84)	$(83)
Net actuarial loss (gain)	496	374
Total recognized in accumulated other comprehensive income	412	291
Accrued post-retirement liability recognized	$4,641	$4,039

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2020	2019
Net prior service cost (credit)	$1,325	$1,409
Net actuarial loss (gain)	869	374
Total recognized in accumulated other comprehensive income	$2,194	$1,783

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

The assumed discount rates on a weighted-average basis were 2.16% and 3.06% as of December 31, 2020 and December 31, 2019, respectively. The Company has fixed contributions, therefore, the annual rate of increase in healthcare costs is not used in measuring the accumulated post-retirement benefit medical obligation.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2020 are as follows:

Year	Payments (In thousands)
2021	123
2022	121
2023	118
2024	117
2025 - 2030	642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $3.5 million in 2020, $4.1 million in 2019, and $3.9 million in 2018.

Employee Stock Ownership Plan (“ESOP”)
As part of the SI Financial acquisition in 2019, the Company acquired an ESOP plan that was frozen and terminated prior to the completion of the transaction. On acquisition date, all amounts in the plan were vested and the loan under the plans was repaid from the sale proceeds of unallocated shares.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2020 and 2019, the accrued liability for these SERPs was $20.1 million and $20.3 million, respectively. SERP expense was $2.0 million in 2020, $0.9 million in 2019, and $0.6 million in 2018, and is recognized over the required service period.

During 2020, the Company released $0.9 million of accrued SERP liability, following a transition in the Company's Chief Executive Officer position. The separation agreement did not entitle the former executive to any future benefits, including the associated SERP, other than those described in the agreement.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $7.9 million as of year-end 2020 and $7.1 million as of year-end 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2020, 2019, and 2018 were, as follows:

(In thousands)	2020	2019	2018
Current:
Federal tax (benefit)/expense	$(19,889)	$16,576	$12,634
State tax (benefit)/expense	(3,976)	5,323	4,114
Total current tax (benefit)/expense (1)	(23,865)	21,899	16,748
Deferred:
Federal tax expense	2,048	908	8,443
State tax expense/(benefit)	1,964	(344)	3,770
Total deferred tax expense	4,012	564	12,213
Change in valuation allowance	—	—	—
Income tax (benefit)/expense from continuing operations	$(19,853)	$22,463	$28,961
Income tax (benefit) from discontinued operations	(7,013)	(1,468)	(1,313)
Total	$(26,866)	$20,995	$27,648
(1)    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes several provisions that temporarily modify the corporate net operating loss (“NOL”) carryback rules for federal income tax purposes. Specifically, the CARES Act allows a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The Company recorded a $6 million federal income tax benefit in 2020 resulting from the carryback of its 2020 NOL to recover federal income taxes paid in 2015 through 2017 at a 35% federal income tax rate.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$(111,936)	21.0%	$26,037	21.0%	$29,018	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(1,589)	0.3	3,641	2.9	7,081	5.1
Tax exempt income - investments, net	(3,184)	0.6	(3,527)	(2.8)	(3,620)	(2.6)
Bank-owned life insurance	(1,283)	0.3	(1,305)	(1.1)	(1,337)	(1.0)
Goodwill impairment	103,912	(19.5)	—	—	—	—
Non-deductible merger costs	—	—	122	0.1	181	0.1
Tax credits, net of basis reduction	(1,812)	0.3	(3,531)	(2.8)	(3,574)	(2.6)
Tax rate benefit on net operating loss carryback	(6,040)	1.1	—	—	—	—
Other, net	2,079	(0.4)	1,026	0.8	1,212	0.9
Effective tax rate	$(19,853)	3.7%	$22,463	18.1%	$28,961	20.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
As of December 31, 2020 and 2019, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$35,650	$17,446
Unrealized capital loss on tax credit investments	2,360	6,195
Employee benefit plans	7,607	10,565
Purchase accounting adjustments	8,843	39,359
Net operating loss carryforwards	1,753	951
Lease liability	20,119	22,497
Premises and equipment	1,097	739
Nonaccrual interest	1,780	587
Other	1,733	501
Deferred tax assets, net before valuation allowances	80,942	98,840
Valuation allowance	(200)	(200)
Deferred tax assets, net of valuation allowances	$80,742	$98,640

Deferred tax liabilities:
Net unrealized gain on securities available for sale and pension in OCI	$(10,602)	$(4,244)
Loan servicing rights	(1,674)	(4,669)
Deferred loan fees	(368)	(1,667)
Intangible amortization	(2,277)	(18,557)
Unamortized tax credit reserve	(1,086)	(1,142)
Right-of-use asset	(18,365)	(20,614)
Deferred tax liabilities	$(34,372)	$(50,893)
Deferred tax assets, net	$46,370	$47,747

Deferred tax liabilities from discontinued operations	$—	$(3,418)
Deferred tax assets, net from continuing operations	$46,370	$51,165

The Company’s net deferred tax asset decreased by $1.4 million during 2020.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2020 and 2019 were, as follows:

(in thousands)	2020	2019
State tax basis difference, net of Federal tax benefit	$(200)	$(200)
Valuation allowances	$(200)	$(200)

The state tax basis difference, net of Federal tax benefit, was originally recorded in 2012, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments (LPs) will not be realized. Management anticipates that the remaining excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses.

There was no change in the valuation allowance during 2020. The valuation allowance as of December 31, 2020 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2020, the Company has $4.5 million of federal net operating loss carryforwards, the utilization of which are limited under Internal Revenue Code Section 382. These net operating losses begin to expire in 2029. The related deferred tax asset is $1.0 million.

State net operating loss carryforwards are expected to be utilized in 2021. The related deferred tax asset is $803 thousand.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018:

(In thousands)	2020	2019	2018
Unrecognized tax benefits at January 1	$238	$467	$304
Increase in gross amounts of tax positions related to prior years	309	26	533
Decrease in gross amounts of tax positions related to prior years	—	—	(370)
Decrease due to settlement with taxing authority	—	(185)	—
Decrease due to lapse in statute of limitations	(31)	(70)	—
Unrecognized tax benefits at December 31	$516	$238	$467

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2017 including any related income tax filings from its recent acquisitions. The Company has been selected for audit in the state of New York for tax years 2015-2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2020, the Company held derivatives with a total notional amount of $3.9 billion. The Company had economic hedges and non-hedging derivatives totaling $3.8 billion and $40.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.5 billion, risk participation agreements with dealer banks of $326.9 million, and $11.5 million in forward commitment contracts. Forward sale commitments and commitments to lend are included in discontinued operations.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2020.

The Company pledged collateral to derivative counterparties in the form of cash totaling $75.1 million and securities with an amortized cost of $37.5 million and a fair value of $37.8 million at year-end 2020. At December 31, 2019, the Company pledged cash collateral of $96.3 million and securities with an amortized cost of $25.7 million and a fair value of $25.8 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2020 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2020			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,654	8.9	0.52%	5.09%	$(1,778)
Interest rate swaps on loans with commercial loan customers	1,734,978	6.1	4.15%	1.95%	159,016
Reverse interest rate swaps on loans with commercial loan customers	1,734,978	6.1	1.95%	4.15%	(64,645)
Risk participation agreements with dealer banks	326,862	8.0			665
Forward sale commitments	11,544	0.2			320
Total economic hedges	3,817,016				93,578

Non-hedging derivatives:
Commitments to lend	40,099	0.2			735
Total non-hedging derivatives	40,099				735
Total	$3,857,115				$94,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2019 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2019			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$9,390	9.9	2.08%	5.09%	$(1,488)
Interest rate swaps on loans with commercial loan customers	1,669,895	6.4	4.38%	3.28%	75,326
Reverse interest rate swaps on loans with commercial loan customers	1,669,895	6.4	3.28%	4.38%	(77,051)
Risk participation agreements with dealer banks	315,140	7.5			320
Forward sale commitments (1)	237,412	0.2			(227)
Total economic hedges	3,901,732				(3,120)

Non-hedging derivatives:
Commitments to lend (1)	168,997	0.2			2,628
Total non-hedging derivatives	168,997				2,628
Total	$4,070,729				$(492)
(1) Includes the impact of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of December 31, 2020 the Company has an interest rate swap with a $8.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $1.5 million at year-end 2020. The interest income and expense on these mirror image swaps exactly offset each other.

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

The company uses the following types of forward sale commitments contracts:
•Best efforts loan sales,
•Mandatory delivery loan sales, and
•To be announced (TBA) mortgage-backed securities sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-hedging derivatives
The Company enters into commitments to lend for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Commitments that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  The commitments are free-standing derivatives which are carried at fair value with changes recorded in non-interest income in the Company’s Consolidated Statements of Operations. Changes in the fair value of commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time. Commitments to lend are included in discontinued operations.

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(289)	$(248)	$409
Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	85,206	65,098	8,758
(Unfavorable) change in credit valuation adjustment recognized in other non-interest income	(1,516)	(1,214)	(519)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(85,206)	(65,098)	(8,758)
Risk Participation Agreements:
Unrealized gain/(loss) recognized in other non-interest income	345	83	263
Forward Commitments:
Unrealized gain/(loss) recognized in discontinued operations	547	507	(611)
Realized (loss) in discontinued operations	(8,205)	(9,195)	(1,532)

Non-hedging derivatives
Commitments to lend:
Unrealized (loss)/gain recognized in discontinued operations	$(1,893)	$(1,299)	$3,358
Realized gain in discontinued operations	15,672	57,699	33,982

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

The Company had net asset positions with its financial institution counterparties totaling $1.0 million and $0.6 million as of December 31, 2020 and December 31, 2019, respectively. The Company had net asset positions with its commercial banking counterparties totaling $159.0 million and $76.4 million as of December 31, 2020 and December 31, 2019, respectively.

The Company had net liability positions with its financial institution counterparties totaling $66.8 million and $78.8 million as of December 31, 2020 and December 31, 2019, respectively. The Company had no net liability positions with its commercial banking counterparties as of December 31, 2020. The Company had net liability positions with its commercial banking counterparties totaling $1.1 million as of December 31, 2019. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2020 and December 31, 2019:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,124	$(78)	$1,046	$—	$—	$1,046
Commercial counterparties	159,016	—	159,016	—	—	159,016
Total	$160,140	$(78)	$160,062	$—	$—	$160,062

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082
Commercial counterparties	—	—	—	—	—	—
Total	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$640	$(54)	$586	$—	$—	$586
Commercial counterparties	76,428	(22)	76,406	—	—	76,406
Total	$77,068	$(76)	$76,992	$—	$—	$76,992

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2019
Interest Rate Swap Agreements:
Institutional counterparties	$(80,024)	$1,219	$(78,805)	$25,828	$96,310	$43,333
Commercial counterparties	(1,080)	—	(1,080)	—	—	(1,080)
Total	$(81,104)	$1,219	$(79,885)	$25,828	$96,310	$42,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16.    LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At December 31, 2020 lease expiration dates ranged from 1 month to 19 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		December 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets (1)	Other assets	$60,018	$76,332
Finance lease right-of-use assets	Premises and equipment, net	7,197	7,720
Total Lease Right-of-Use Assets		$67,215	$84,052

Lease Liabilities
Operating lease liabilities (2)	Other liabilities	$63,894	$80,734
Finance lease liabilities	Other liabilities	10,383	10,883
Total Lease Liabilities		$74,277	$91,617

(1)     There are no operating lease right-of-use assets classified as discontinued operations as of December 31, 2020. There are operating lease right-of-use assets classified as discontinued operations of $3.5 million as of December 31, 2019.
(2)    There are no operating lease liabilities classified as discontinued operations as of December 31, 2020. There are operating lease liabilities classified as discontinued operations of $3.5 million as of December 31, 2019.

Supplemental information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.8	10.3
Finance leases	13.8	14.8

Weighted-Average Discount Rate
Operating leases	2.81%	3.36%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the year ended December 31, 2020 was $13.5 million, of which $1.2 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the year ended December 31, 2019 was $14.4 million, of which $2.8 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$13,750	$14,731
Operating cash flows from finance leases	530	553
Financing cash flows from finance leases	500	435

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	7,083	88,079
Finance leases	—	—
(1)    Includes operating cash flows from operating leases related to discontinued operations of $1.2 million and $2.8 million at December 31, 2020 and December 31, 2019, respectively.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2020:

(In thousands)	Operating Leases	Finance Leases
2021	$10,875	$1,023
2022	9,990	1,031
2023	8,752	1,037
2024	7,508	1,037
2025	5,668	1,037
Thereafter	31,215	9,223
Total undiscounted lease payments	74,008	14,388
Less amounts representing interest	(10,114)	(4,005)
Lease liability	$63,894	$10,383

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

During the current year, the Company’s results of operations were negatively impacted by full impairment of the Company's goodwill, an increase in its provision for credit losses and related allowance for credit losses, a decline in the fair value of its equity portfolio, and a decline in valuation of assets. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, results of operations and prospects. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Through December 31, 2020, the Company had modified 5,701 loans with a carrying value of $1.5 billion. As of December 31, 2020, the Company had 746 active modified loans outstanding with a carrying value of $316.1 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(In thousands)	2020	2019
Commitments to originate new loans (1)	$211,485	$143,812
Unused funds on commercial and other lines of credit	944,678	850,761
Unadvanced funds on home equity lines of credit	371,080	384,723
Unadvanced funds on construction and real estate loans	226,736	440,599
Standby letters of credit	24,501	15,527
Total	$1,778,480	$1,835,422
(1)    As of December 31, 2020, there were no commitments to originate new loans related to discontinued operations. As of December 31, 2019, commitments to originate new loans include $132.7 million related to discontinued operations.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2020 and 2019.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations. As of December 31, 2020, the Company had litigation accrual of $110 thousand. As of December 31, 2019, the Company had litigation accrual of $2.0 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2020 and 2019, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

At December 31, 2020, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2020 also exceeded the minimum capital requirements including the currently applicable BASEL III capital conservation buffer of 1.875%.

As of year-end 2020 and 2019, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Company (Consolidated)
Total capital to risk-weighted assets	$1,337,008	16.10%	$664,239	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	1,145,329	13.79	373,634	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	1,167,512	14.06	498,179	6.00	N/A	N/A
Tier 1 capital to average assets	1,167,512	9.38	332,119	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$1,243,287	14.99%	$663,429	8.00%	$961,659	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,148,205	13.85	373,179	4.50	625,079	6.50
Tier 1 capital to risk-weighted assets	1,148,205	13.85	497,572	6.00	769,327	8.00
Tier 1 capital to average assets	1,148,205	9.23	331,715	4.00	480,830	5.00
December 31, 2019
Company (Consolidated)
Total capital to risk-weighted assets	$1,321,910	13.73%	$770,294	8.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets	1,161,800	12.07	433,290	4.50	N/A	N/A
Tier 1 capital to risk-weighted assets	1,183,932	12.30	577,720	6.00	N/A	N/A
Tier 1 capital to average assets	1,183,932	9.33	385,147	4.00	N/A	N/A
Bank
Total capital to risk-weighted assets	$1,233,278	12.82%	$769,327	8.00%	$961,659	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,169,535	12.16	432,747	4.50	625,079	6.50
Tier 1 capital to risk-weighted assets	1,169,535	12.16	576,996	6.00	769,327	8.00
Tier 1 capital to average assets	1,169,535	9.14	384,664	4.00	480,830	5.00

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

Preferred stock
The Company previously issued Series B Non-Voting Preferred Stock. Each preferred share is convertible into two shares of the Company's common stock under specified conditions. The shares are considered participating, but do not maintain preferential treatment over common shares. Proportional dividends on the preferred shares are not payable unless also declared for common shares. The preferred shares were converted to common stock during 2020 and therefore there were no preferred shares issued and outstanding as of December 31, 2020.

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive income are as follows:

(In thousands)	2020	2019
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding gain/(loss) on AFS securities	$44,988	$19,262
Net unrealized holding (loss) on pension plans	(3,511)	(3,022)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding (gain)/loss on AFS securities	(11,530)	(5,059)
Net unrealized holding loss on pension plans	924	812
Accumulated other comprehensive income	$30,871	$11,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of other comprehensive (loss)/income for the years ended December 31, 2020, 2019, and 2018:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,721	$(6,470)	$19,251
Less: reclassification adjustment for (losses) realized in net income	(5)	1	(4)
Net unrealized holding gain on AFS securities	25,726	(6,471)	19,255

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(489)	112	(377)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(489)	112	(377)
Other comprehensive gain	$25,237	$(6,359)	$18,878

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$34,591	$(8,890)	$25,701
Less: reclassification adjustment for gains realized in net income	61	(17)	44
Net unrealized holding gain on AFS securities	34,530	(8,873)	25,657

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(270)	76	(194)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(270)	76	(194)
Other comprehensive gain	$34,260	$(8,797)	$25,463
Less: reclassification related to adoption of ASU 2016-01	—	—	—
Less: reclassification related to adoption of ASU 2018-02	—	—	—
Total change to accumulated other comprehensive (loss)	$34,260	$(8,797)	$25,463

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(16,917)	$4,419	$(12,498)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(16,923)	4,421	(12,502)

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	135	(54)	81
Less: reclassification adjustment for (losses) realized in net income	(201)	54	(147)
Net unrealized holding loss on pension plans	336	(108)	228
Other comprehensive (loss)	$(16,587)	$4,313	$(12,274)
Less: reclassification related to adoption of ASU 2016-01	8,379	(2,126)	6,253
Less: reclassification related to adoption of ASU 2018-02	—	(896)	(896)
Total change to accumulated other comprehensive (loss)	$(24,966)	$7,335	$(17,631)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income/(loss), for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2020
Balance at Beginning of Year	$14,204	$(2,211)	$11,993
Other comprehensive gain/(loss) before reclassifications	19,251	(377)	18,874
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Total other comprehensive income/(loss)	19,255	(377)	18,878
Balance at End of Period	$33,459	$(2,588)	$30,871

Year Ended December 31, 2019
Balance at Beginning of Year	$(11,453)	$(2,017)	$(13,470)
Other comprehensive gain/(loss) before reclassifications	25,701	(194)	25,507
Amounts reclassified from accumulated other comprehensive income	44	—	44
Total other comprehensive income/(loss)	25,657	(194)	25,463
Balance at End of Period	$14,204	$(2,211)	$11,993

Year Ended December 31, 2018
Balance at Beginning of Year	$6,008	$(1,847)	$4,161
Other comprehensive (loss)/income before reclassifications	(12,498)	81	(12,417)
Amounts reclassified from accumulated other comprehensive income	4	(147)	(143)
Total other comprehensive (loss)/income	(12,502)	228	(12,274)
Less: amounts reclassified from accumulated other comprehensive income (loss) related to adoption of ASU 2016-01 and ASU 2018-02	4,959	398	5,357
Balance at End of Period	$(11,453)	$(2,017)	$(13,470)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss)/income for the years ended December 31, 2020, 2019, and 2018:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2020	2019	2018
Realized (losses)/gains on AFS securities:
	$(5)	$61	$6	Non-interest income
	1	(17)	(2)	Tax expense
	(4)	44	4
Realized (losses) on pension plans
	—	—	(201)	Non-interest expense
	—	—	54	Tax expense
	—	—	(147)
Total reclassifications for the period	$(4)	$44	$(143)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Loss)/Earnings Per Common Share
Basic (loss)/earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

(Loss)/earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net (loss)/income from continuing operations	$(513,175)	$101,521	$109,219
Net (loss) from discontinued operations	(19,842)	(4,071)	(3,454)
Net (loss)/income	$(533,017)	$97,450	$105,765

Average number of common shares issued	51,903	49,782	46,212
Less: average number of treasury shares	1,569	1,142	810
Less: average number of unvested stock award shares	505	420	421
Plus: average participating preferred shares	441	1,043	1,043
Average number of basic common shares outstanding	50,270	49,263	46,024
Plus: dilutive effect of unvested stock award shares	—	122	180
Plus: dilutive effect of stock options outstanding	—	36	27
Average number of diluted common shares outstanding	50,270	49,421	46,231

Basic (loss)/earnings per share:
Continuing Operations	$(10.21)	$2.06	$2.38
Discontinued operations	(0.39)	(0.08)	(0.08)
Basic (loss)/earnings per common share	$(10.60)	$1.98	$2.30

Diluted (loss)/earnings per share:
Continuing Operations	$(10.21)	$2.05	$2.36
Discontinued operations	(0.39)	(0.08)	(0.07)
Diluted (loss)/earnings per common share	$(10.60)	$1.97	$2.29

Due to the net loss in 2020, all unvested restricted stock and options were considered anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2019, 61 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2018, 38 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19.    STOCK-BASED COMPENSATION PLANS

The 2018 Equity Incentive Plan (the “2018 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) three for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2018 Plan's effective date, all expired, canceled, and forfeited shares under the 2013 Plan are included in the 2018 Plan's available shares. As of year-end 2020, the Company had the ability to grant approximately 0.9 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2019	450	$32.47	153	$22.00
Granted	314	16.69	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(37)	17.85
Stock awards vested	(156)	33.18	—	—
Forfeited	(91)	29.86	—	—
Expired	—	—	(4)	11.99
Balance, December 31, 2020	517	$28.35	112	$22.95

Stock Awards
The total compensation cost for stock awards recognized as expense was $4.7 million, $4.8 million, and $4.8 million, in the years 2020, 2019, and 2018, respectively. The total recognized tax benefit associated with this compensation cost was $1.2 million, $1.3 million, and $1.3 million, respectively.

The weighted average fair value of stock awards granted was $16.69, $29.47, and $37.87 in 2020, 2019, and 2018, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2020, 2019, and 2018 was $5.2 million, $4.8 million, and $4.8 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $6.2 million as of year-end 2020. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2020, the weighted average remaining contractual term for options outstanding is three years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant options during 2020. The Company acquired options in the SI Financial Group transaction in 2019, but did not grant additional options during 2019. The Company did not grant options during 2018.

The total intrinsic value of options exercised was $246 thousand, $149 thousand, and $855 thousand for the years 2020, 2019, and 2018, respectively. During 2020, the expense pertaining to options vesting was $96 thousand. During 2019, the expense pertaining to options vesting was $93 thousand. There was no expense pertaining to options vesting in 2018. The tax benefit associated with stock option expense for both 2020 and 2019 was $25 thousand. There was no tax benefit associated with stock option expense in 2018. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2020 and 2019 was $27 thousand and $124 thousand, respectively. There was no unrecognized stock-based compensation expense related to unvested stock options as of year-end 2018.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2020 and 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$9,708	$9,708
Available-for-sale securities:
Municipal bonds and obligations	—	97,803	—	97,803
Agency collateralized mortgage obligations	—	756,826	—	756,826
Agency residential mortgage-backed securities	—	438,132	—	438,132
Agency commercial mortgage-backed securities	—	288,650	—	288,650
Corporate bonds	—	45,030	15,000	60,030
Other bonds and obligations	—	53,791	—	53,791
Marketable equity securities	17,841	672	—	18,513
Loans held for investment	—	—	2,265	2,265
Loans held for sale	—	12,992	4,756	17,748
Derivative assets	—	159,016	1,055	160,071
Capitalized servicing rights	—	—	3,033	3,033
Derivative liabilities	—	65,758	—	65,758

	December 31, 2019
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$10,769	$10,769
Available-for-sale securities:
Municipal bonds and obligations	—	110,138	—	110,138
Agency collateralized mortgage obligations	—	748,812	—	748,812
Agency residential mortgage-backed securities	—	147,744	—	147,744
Agency commercial mortgage-backed securities	—	147,096	—	147,096
Corporate bonds	—	73,610	42,966	116,576
Other bonds and obligations	—	41,189	—	41,189
Marketable equity securities	40,499	1,057	—	41,556
Loans held for sale (1)	—	140,280	—	140,280
Derivative assets (1)	—	77,562	2,628	80,190
Capitalized servicing rights (1)	—	—	12,299	12,299
Derivative liabilities (1)	227	80,454	—	80,681
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, there were no transfers between Level 1, 2 and 3. During the year ended December 31, 2019, the Company had four transfers totaling $44.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds. There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2018.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of December 31, 2020.

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,265	$53,945	$(51,680)

Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2020 (In thousands)
Loans held for sale - continuing operations	$12,992	$12,639	$353
Loans held for sale - discontinued operations	—	—	—
Loans held for sale	$12,992	$12,639	$353

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2019 (In thousands)
Loans held for sale - continuing operations	$7,625	$7,485	$140
Loans held for sale - discontinued operations	132,655	129,622	3,033
Loans held for sale	$140,280	$137,107	$3,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value of loans held for sale for the year ended December 31, 2020 were gains of $212 thousand from continuing operations and gains of $3.0 million from discontinued operations. The changes in fair value of loans held for sale for the year ended December 31, 2019 were gains of $97 thousand from continuing operations and losses of $138 thousand from discontinued operations. During 2020, originations of loans held for sale from continuing operations totaled $150 million and sales of loans originated for sale from continuing operations totaled $141 million. During 2020, originations of loans held for sale from discontinued operations totaled $624 billion and sales of loans originated for sale from discontinued operations totaled $755 billion. During 2019, originations of loans held for sale from continuing operations totaled $67 million and sales of loans originated for sale from continuing operations totaled $62 million. During 2019, originations of loans held for sale from discontinued operations totaled $2.9 billion and sales of loans originated for sale from discontinued operations totaled $2.8 billion.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2020 and 2019:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Loans Held for Investment	Commitments to Lend (1)	Forward Commitments (1)	Capitalized Servicing Rights (1)
Balance as of December 31, 2018	$11,212	$—	$—	$3,927	$—	$11,485
Unrealized (loss), net recognized in other non-interest income	258	—	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	55,771	—	(10,322)
Unrealized gain included in accumulated other comprehensive loss	—	(162)	—	—	—	—
Transfers to Level 3	—	43,128	—	—	—	—
Paydown of trading security	(701)	—	—	—	—	—
Transfers to loans held for sale	—	—	—	(57,070)	—	—
Additions to servicing rights	—	—	—	—	—	11,136
Balance as of December 31, 2019	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326	—	—	7,660	—	—	—
Maturities, calls, and prepayments of AFS Security	—	(30,000)	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(327)	—	(1,283)	—	—	(822)
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	16,565	320	(8,444)
Unrealized (loss) included in accumulated other comprehensive loss	—	2,034	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Paydown of asset	(734)	—	(4,112)	—	—	—
Transfers to loans held for sale	—	—		(18,458)	—	—
Additions to servicing rights	—	—		—	—	—
Balance as of December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033

Unrealized gains/(losses) relating to instruments still held at December 31, 2020	$1,053	$287	$—	$735	$320	$—
Unrealized gains/(losses) relating to instruments still held at December 31, 2019	$1,379	$(162)	$—	$2,628	$—	$—
(1) For 2019, these assets were classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2020 and 2019 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$9,708	Discounted Cash Flow	Discount Rate	2.72%
Securities Available for Sale	15,000	Indication from Market Maker	Price	102.00%
Loans held for investment	2,265	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.1 - $21.9
Commitments to Lend	735	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	320	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	3,033	Discounted cash flow	Constant prepayment rate (CPR)	26.52%
			Discount rate	10.00%
Total	$31,061

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$10,769	Discounted Cash Flow	Discount Rate	2.21%
Securities Available for Sale	42,966	Indication from Market Maker	Price	97.00% - 100.00%
Commitments to Lend (1)	2,628	Historical Trend	Closing Ratio	77.81%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights (1)	12,299	Discounted cash flow	Constant prepayment rate (CPR)	11.50%
			Discount rate	10.00%
Total	$68,662
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

	December 31, 2020	Fair Value Measurements as of December 31, 2018
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$28,028	December 2020
Capitalized servicing rights	13,315	December 2020
Other real estate owned	149	December 2020
Total	$41,492

	December 31, 2019	Fair Value Measurements as of December 31, 2017
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$8,831	December 2019
Capitalized servicing rights	14,152	December 2019
Total	$22,983

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$28,028	Fair value of collateral	Loss severity	0.07% to 100.00% (46.36%)
			Appraised value	$0 to $11,432 ($9,800)
Capitalized servicing rights	13,315	Discounted cash flow	Constant prepayment rate (CPR)	14.49% to 23.29% (16.98%)
			Discount rate	10.00% to 11.00% (10.56%)
Other real estate owned	149	Fair value of collateral	Appraised value	$94 - $182
Total Assets	$41,492
(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$8,831	Fair value of collateral	Loss severity	15.72% to 0.12% (4.50%)
			Appraised value	$8 to $1,548 ($736)
Capitalized servicing rights	14,152	Discounted cash flow	Constant prepayment rate (CPR)	9.44% to 14.12% (12.25%)
			Discount rate	10.00% to 13.50% (11.78%)
Total Assets	$22,983
(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2020 and 2019.

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

	December 31, 2020
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,557,875	$1,557,875	$1,557,875	$—	$—
Trading security	9,708	9,708	—	—	9,708
Marketable equity securities	18,513	18,513	17,841	672	—
Securities available for sale	1,695,232	1,695,232	—	1,680,232	15,000
Securities held to maturity	465,091	491,855	—	488,393	3,462
FHLB stock and restricted equity securities	34,873	N/A	N/A	N/A	N/A
Net loans	7,954,217	8,243,437	—	—	8,243,437
Loans held for sale	17,748	17,748	—	12,992	4,756
Accrued interest receivable	46,919	46,919	—	46,919	—
Derivative assets	160,071	160,071	—	159,016	1,055
Assets held for sale	317,304	317,304	—	16,705	300,599
Financial Liabilities
Total deposits	10,215,808	10,230,822	—	10,230,822	—
Short-term debt	40,000	40,025	—	40,025	—
Long-term FHLB advances	434,357	438,064	—	438,064	—
Subordinated notes	97,280	95,178	—	95,178	—
Derivative liabilities	65,758	65,758	—	65,758	—
Liabilities held for sale	630,065	631,268	—	631,268	—

	December 31, 2019
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$579,829	$579,829	$579,829	$—	$—
Trading security	10,769	10,769	—	—	10,769
Marketable equity securities	41,556	41,556	40,500	1,056	—
Securities available for sale	1,311,555	1,311,555	—	1,267,573	43,982
Securities held to maturity	357,979	373,277	—	355,513	17,764
FHLB stock and restricted equity securities	48,019	N/A	N/A	N/A	N/A
Net loans	9,438,853	9,653,550	—	—	9,653,550
Loans held for sale (1)	169,319	169,319	—	140,280	29,039
Accrued interest receivable	36,462	36,462	—	36,462	—
Derivative assets (1)	80,190	80,190	—	77,562	2,628
Financial Liabilities
Total deposits	10,335,977	10,338,993	—	10,338,993	—
Short-term debt	125,000	125,081	—	125,081	—
Long-term FHLB advances	605,501	606,381	—	606,381	—
Subordinated notes	97,049	101,055	—	101,055	—
Derivative liabilities (1)	80,681	80,681	227	80,454	—
(1) Includes assets and liabilities classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2020	2019
Assets
Cash due from Berkshire Bank	$83,510	$74,153
Investment in subsidiaries	1,202,755	1,777,717
Marketable equity securities, at fair value	158	4,840
Other assets	188	438
Total assets	$1,286,611	$1,857,148

Liabilities and Shareholders’ Equity
Subordinated notes	$97,280	$97,049
Accrued expenses	1,558	1,535
Shareholders’ equity	1,187,773	1,758,564
Total liabilities and shareholders’ equity	$1,286,611	$1,857,148

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Income:
Dividends from subsidiaries	$46,300	$104,700	$48,500
Other	(2,185)	1,258	506
Total income	44,115	105,958	49,006
Interest expense	5,335	5,335	5,335
Non-interest expenses	2,866	4,129	3,034
Total expense	8,201	9,464	8,369
Income before income taxes and equity in undistributed income of subsidiaries	35,914	96,494	40,637
Income tax (benefit)	(2,719)	(2,054)	(1,068)
Income before equity in undistributed income of subsidiaries	38,633	98,548	41,705
Equity in undistributed results of operations of subsidiaries	(571,650)	(1,098)	64,060
Net (loss)/income	(533,017)	97,450	105,765
Preferred stock dividend	313	960	918
(Loss)/income available to common shareholders	$(533,330)	$96,490	$104,847

Comprehensive (loss)/income	$(514,139)	$122,912	$88,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(533,017)	$97,450	$105,765
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed results of operations of subsidiaries	571,650	1,098	(64,060)
Other, net	2,603	(4,457)	20,916
Net cash provided by operating activities	41,236	94,091	62,621

Cash flows from investing activities:
Advances to subsidiaries	—	—	(85,000)
Purchase of securities	(489)	—	(128)
Sale of securities	4,658	6,989	13,550
Other, net	—	987	—
Net cash provided/(used) by investing activities	4,169	7,976	(71,578)

Cash flows from financing activities:
Proceed from issuance of short term debt	231	431	178
Proceed from repayment of long term debt	—	—	35,000
Net proceeds from common stock	—	—	325
Payment to repurchase common stock	(473)	(52,746)	—
Common stock cash dividends paid	(36,251)	(44,147)	(39,966)
Preferred stock cash dividends paid	(313)	(960)	(918)
Other, net	758	188	278
Net cash (used) in financing activities	(36,048)	(97,234)	(5,103)

Net change in cash and cash equivalents	9,357	4,833	(14,060)

Cash and cash equivalents at beginning of year	74,153	69,320	83,380

Cash and cash equivalents at end of year	$83,510	$74,153	$69,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2020				2019
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$92,131	$97,768	$103,688	$116,195	$125,441	$133,725	$129,238	$121,109
Interest expense	16,422	20,713	26,098	29,767	34,108	36,854	37,643	35,650
Net interest income	75,709	77,055	77,590	86,428	91,333	96,871	91,595	85,459
Non-interest income	23,327	19,963	17,381	5,636	23,362	21,406	17,512	21,722
Total revenue	99,036	97,018	94,971	92,064	114,695	118,277	109,107	107,181
Provision for loan losses	10,000	1,200	29,871	34,807	5,351	22,600	3,467	4,001
Non-interest expense	71,796	72,843	624,275	71,325	70,287	71,011	76,568	71,991
Income/(loss) from continuing operations before income taxes	17,240	22,975	(559,175)	(14,068)	39,057	24,666	29,072	31,189
Income tax (benefit)/expense	(1,659)	(68)	(16,130)	(1,996)	6,421	4,007	5,118	6,917
Net income/(loss) from continuing operations	18,899	23,043	(543,045)	(12,072)	32,636	20,659	23,954	24,272
(Loss)/income from discontinued operations, net of tax	(3,890)	(1,818)	(6,336)	(7,798)	(6,885)	1,957	1,494	(637)
Net income/(loss)	$15,009	$21,225	$(549,381)	$(19,870)	$25,751	$22,616	$25,448	$23,635

Basic earnings/(loss) per share:
Continuing operations	$0.38	$0.46	$(10.80)	$(0.24)	$0.65	$0.40	$0.49	$0.52
Discontinued operations	(0.08)	(0.04)	(0.13)	(0.16)	(0.14)	0.04	0.03	(0.01)
Basic earnings/(loss) per common share	$0.30	$0.42	$(10.93)	$(0.40)	$0.51	$0.44	$0.52	$0.51

Diluted earnings/(loss) per share:
Continuing operations	$0.38	$0.46	$(10.80)	$(0.24)	$0.65	$0.40	$0.49	$0.52
Discontinued operations	(0.08)	(0.04)	(0.13)	(0.16)	(0.14)	0.04	0.03	(0.01)
Diluted earnings/(loss) per share	$0.30	$0.42	$(10.93)	$(0.40)	$0.51	$0.44	$0.52	$0.51

Weighted average common shares outstanding:
Basic	50,308	50,329	50,246	50,204	50,494	51,422	48,961	46,113
Diluted	50,355	50,329	50,246	50,204	50,702	51,545	49,114	46,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23.    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three years ended 2020, 2019, and 2018, respectively:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net interest income	$316,782	$365,258	$356,200
Provision for credit losses	75,878	35,419	25,451
Net interest income after provision for credit losses	240,904	329,839	330,749
Total non-interest income	66,307	84,002	74,324
Total non-interest expense	840,239	289,857	266,893
(Loss)/income from continuing operations before income taxes	(533,028)	123,984	138,180
Income tax (benefit)/expense	(19,853)	22,463	28,961
Net (loss)/income from continuing operations	(513,175)	101,521	109,219
(Loss) from discontinued operations before income taxes	(26,855)	(5,539)	(4,767)
Income tax (benefit)	(7,013)	(1,468)	(1,313)
Net (loss) from discontinued operations	(19,842)	(4,071)	(3,454)
Net (loss)/income	$(533,017)	$97,450	$105,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24.    REVENUE

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2020, 2019, and 2018, respectively.

	Years Ended December 31,
(In thousands)	2020	2019	2018
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$19,239	$23,122	$21,046
Insurance commissions and fees	10,770	10,957	10,983
Wealth management fees	9,285	9,353	9,447
Interchange income	7,559	6,266	7,177
Non-interest income (in-scope of Topic 606)	$46,853	$49,698	$48,653
Non-interest income (out-of-scope of Topic 606)	19,454	34,304	25,671
Total non-interest income from continuing operations	$66,307	$84,002	$74,324

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wealth Management Fees. Wealth management fees are primarily comprised of fees earned from consultative investment management, trust administration, tax return preparation, and financial planning. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based on the daily accrual of the market value of the investment accounts and the applicable fee rate.

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