Form 10-Q
period 2021-03-31
BERKSHIRE HILLS BANCORP INC
filed 2021-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 6, 2021, the Registrant had 51,203,211 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(In thousands, except share data)
Assets
Cash and due from banks	$81,285	$91,219
Short-term investments	1,818,323	1,466,656
Total cash and cash equivalents	1,899,608	1,557,875

Trading security, at fair value	9,350	9,708
Marketable equity securities, at fair value	15,801	18,513
Securities available for sale, at fair value	1,627,330	1,695,232
Securities held to maturity (fair values of $627,297 and $491,855)	610,637	465,091
Federal Home Loan Bank stock and other restricted securities	28,680	34,873
Total securities	2,291,798	2,223,417
Less: Allowance for credit losses on held to maturity securities	(111)	(104)
Net securities	2,291,687	2,223,313

Loans held for sale	18,377	17,748

Total loans	7,658,778	8,081,519
Less: Allowance for credit losses on loans	(123,800)	(127,302)
Net loans	7,534,978	7,954,217

Premises and equipment, net	108,538	112,663
Other real estate owned	149	149
Other intangible assets	33,500	34,819
Cash surrender value of bank-owned life insurance policies	234,043	232,695
Other assets	332,766	387,230
Assets held for sale	303,697	317,304
Total assets	$12,757,343	$12,838,013

Liabilities
Demand deposits	$2,750,393	$2,484,249
NOW and other deposits	1,856,988	1,003,005
Money market deposits	2,486,261	3,371,353
Savings deposits	1,047,506	972,116
Time deposits	2,103,222	2,385,085
Total deposits	10,244,370	10,215,808
Short-term debt	—	40,000
Long-term Federal Home Loan Bank advances and other	351,354	434,357
Subordinated borrowings	97,338	97,280
Total borrowings	448,692	571,637
Other liabilities	229,832	232,730
Liabilities held for sale	659,310	630,065
Total liabilities	$11,582,204	$11,650,240
(continued)
	March 31, 2021	December 31, 2020

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,988,285 shares outstanding in 2021; 51,903,190 shares issued and 50,833,087 shares outstanding in 2020)	528	528
Additional paid-in capital - common stock	1,424,349	1,427,239
Unearned compensation	(7,722)	(6,245)
Retained earnings (deficit)	(226,516)	(233,344)
Accumulated other comprehensive income	10,721	30,871
Treasury stock, at cost (914,905 shares in 2021 and 1,070,103 shares in 2020)	(26,221)	(31,276)
Total shareholders’ equity	1,175,139	1,187,773
Total liabilities and shareholders’ equity	$12,757,343	$12,838,013
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Interest and dividend income from continuing operations
Loans	$75,933	$101,695
Securities and other	12,220	14,500
Total interest and dividend income	88,153	116,195
Interest expense from continuing operations
Deposits	9,583	23,838
Borrowings	3,477	5,929
Total interest expense	13,060	29,767
Net interest income from continuing operations	75,093	86,428
Non-interest income from continuing operations
Deposit related fees	7,126	7,947
Insurance commissions and fees	3,130	3,024
Wealth management fees	2,772	2,570
Mortgage banking originations	802	959
Loan fees and revenue	10,246	1,302
Total fee income	24,076	15,802
Other, net	2,148	(436)
(Loss) on securities, net	(31)	(9,730)
Total non-interest income	26,193	5,636
Total net revenue from continuing operations	101,286	92,064
Provision for credit losses	6,500	34,807
Non-interest expense from continuing operations
Compensation and benefits	38,735	36,909
Occupancy and equipment	11,024	11,132
Technology and communications	8,593	8,081
Marketing and promotion	595	1,165
Professional services	6,614	2,720
FDIC premiums and assessments	1,120	1,482
Other real estate owned and foreclosures	2	27
Amortization of intangible assets	1,319	1,580
Acquisition, restructuring, and other expenses	3,486	—
Other	6,666	8,229
Total non-interest expense	78,154	71,325

Income/(loss) from continuing operations before income taxes	$16,632	$(14,068)
Income tax (benefit)/expense	3,601	(1,996)
Net income/(loss) from continuing operations	$13,031	$(12,072)

(Loss)/income from discontinued operations before income taxes	$—	$(10,629)
Income tax (benefit)/expense	—	(2,831)
Net (loss)/income from discontinued operations	$—	$(7,798)

Net income/(loss)	$13,031	$(19,870)
Preferred stock dividend	—	125
Income/(loss) available to common shareholders	$13,031	$(19,995)
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended March 31,
	2021	2020
Basic earnings/(loss) per common share:
Continuing operations	$0.26	$(0.24)
Discontinued operations	—	(0.16)
Total	$0.26	$(0.40)

Diluted earnings/(loss) per common share:
Continuing operations	$0.26	$(0.24)
Discontinued operations	—	(0.16)
Total	$0.26	$(0.40)

Weighted average shares outstanding:
Basic	50,330	50,204
Diluted	50,565	50,204
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income/(loss)	$13,031	$(19,870)
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	(27,013)	25,614
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	6,863	(6,590)
Total other comprehensive (loss)/income	(20,150)	19,024
Total comprehensive (loss)	$(7,119)	$(846)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(19,870)	—	—	(19,870)
Other comprehensive income	—	—	—	—	—	—	—	19,024	—	19,024
Total comprehensive (loss)	—	—	—	—	—	—	(19,870)	19,024	—	(846)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	—	—	(12,050)	—	—	(12,050)
Cash dividends declared on preferred shares ($0.48 per share)	—	—	—	—	—	—	(125)	—	—	(125)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(11)	—	(84)	375	—	—	(291)	—
Exercise of stock options	—	—	24	—	—	—	(215)	—	734	519
Restricted stock grants	—	—	108	—	52	(3,133)	—	—	3,081	—
Stock-based compensation	—	—	—	—	—	1,459	—	—	—	1,459
Other, net	—	—	(15)	—	—	—	—	—	(390)	(390)
Balance at March 31, 2020	261	$20,325	50,199	$523	$1,427,800	$(9,764)	$304,442	$31,017	$(52,065)	$1,722,278

Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	—	—	13,031	—	—	13,031
Other comprehensive (loss)	—	—	—	—	—	—	—	(20,150)	—	(20,150)
Total comprehensive income	—	—	—	—	—	—	13,031	(20,150)	—	(7,119)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	—	—	(6,124)	—	—	(6,124)
Forfeited shares	—	—	(52)	—	(234)	1,333	—	—	(1,099)	—
Exercise of stock options	—	—	5	—	—	—	(79)	—	148	69
Restricted stock grants	—	—	210	—	(2,660)	(3,485)	—	—	6,145	—
Stock-based compensation	—	—	—	—	—	675	—	—	—	675
Other, net	—	—	(8)	—	4	—	—	—	(139)	(135)
Balance at March 31, 2021	—	$—	50,988	$528	$1,424,349	$(7,722)	$(226,516)	$10,721	$(26,221)	$1,175,139
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income/(loss) from continuing operations	$13,031	$(12,072)
Net (loss) from discontinued operations	—	(7,798)
Net income/(loss)	$13,031	$(19,870)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	6,500	34,807
Net amortization of securities	389	762
Change in unamortized net loan costs and premiums	(2,755)	386
Premises and equipment depreciation and amortization expense	2,839	2,680
Stock-based compensation expense	675	1,459
Accretion of purchase accounting entries, net	(1,305)	(3,121)
Amortization of other intangibles	1,319	1,580
Income from cash surrender value of bank-owned life insurance policies	(1,348)	(1,106)
Securities losses, net	31	9,730
Net change in loans held-for-sale	3,938	4,472
Loss on disposition of assets	2,811	—
Amortization of interest in tax-advantaged projects	33	486
Net change in other	(2,584)	(11,571)
Net cash provided by operating activities of continuing operations	23,574	28,492
Net cash provided (used) by operating activities of discontinued operations	—	6,560
Net cash provided by operating activities	23,574	35,052
Cash flows from investing activities:
Net decrease in trading security	192	181
Purchases of marketable equity securities	—	(11,437)
Proceeds from sales of marketable equity securities	2,849	12,329
Purchases of securities available for sale	(103,877)	(160,925)
Proceeds from sales of securities available for sale	—	3,520
Proceeds from maturities, calls, and prepayments of securities available for sale	166,998	90,758
Purchases of securities held to maturity	(155,417)	—
Proceeds from maturities, calls, and prepayments of securities held to maturity	9,377	20,372
Net change in loans	412,255	217,429
Net change in Mid-Atlantic region loans held for sale	16,830	—
Proceeds from surrender of bank-owned life insurance	—	553
Purchase of Federal Home Loan Bank stock	—	(6,741)
Proceeds from redemption of Federal Home Loan Bank stock	6,193	454
Net investment in limited partnership tax credits	—	(2,783)
Purchase of premises and equipment, net	(2,297)	(3,386)
Net cash provided by investing activities	353,103	160,324

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2021	2020
(continued)
Cash flows from financing activities:
Net increase/(decrease) in deposits	28,562	(262,203)
Net increase in Mid-Atlantic region deposits held for sale	29,245	—
Proceeds from Federal Home Loan Bank advances and other borrowings	—	315,854
Repayments of Federal Home Loan Bank advances and other borrowings	(123,022)	(102,382)
Purchase of treasury stock	—	(473)
Exercise of stock options	69	519
Common and preferred stock cash dividends paid	(6,124)	(12,175)
Settlement of derivative contracts with financial institution counterparties	36,326	(108,925)
Net cash used by financing activities	(34,944)	(169,785)

Net change in cash and cash equivalents	341,733	25,591

Cash and cash equivalents at beginning of period	1,557,875	579,829

Cash and cash equivalents at end of period	$1,899,608	$605,420

Supplemental cash flow information:
Interest paid on deposits	$10,149	$26,830
Interest paid on borrowed funds	3,655	6,033
Income taxes (refunded) paid, net	(2,386)	178

Other non-cash changes:
Other net comprehensive income	$(20,150)	$19,024
Impact to retained earnings from adoption of ASC 326, net of tax	—	24,380
Unsettled transactions related to security purchases	22,126	—
Reclass of seasoned loan portfolios to held-for-sale, net	9,500	27,940
Real estate owned acquired in settlement of loans	—	224

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

Refer to Note 10 – Other Commitments, Contingencies, and Off-Balance Sheet Activities for pandemic related risks and uncertainties.

Recently Adopted Accounting Principles
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. As ASU No. 2018-14 only revises disclosure requirements, the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 removes specific exceptions to the general principles in FASB ASC Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The adoption of ASU No. 2019-12 did not have a material impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)”. ASU No. 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, this ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments are to be applied prospectively. The adoption of ASU No. 2020-01 did not have a material impact on the Company's Consolidated Financial Statements.

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

Future Application of Accounting Pronouncements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.           DISCONTINUED OPERATIONS AND HELD FOR SALE

During the first quarter of 2019, the Company reached the decision to pursue the sale of the national mortgage banking operations of First Choice Loan Services, Inc. (“FCLS”), – a subsidiary of the Bank. The decision was based on a number of strategic priorities and other factors, including the competitiveness of the mortgage industry. FCLS continued to operate and serve its customers as the Company initiated the process of identifying a buyer. As a result of these actions, the Company classified the operations of FCLS as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows present discontinued operations retrospectively for current and prior periods.

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. During the fourth quarter of 2020, the Company completed the final wind-down of the operations of FCLS. Operating results for the year ended December 31, 2020, include expenses related to the wind-down of operations.

As of March 31, 2021 and December 31, 2020, there were no assets or liabilities related to the discontinued operations of FCLS.

The following presents operating results of the discontinued operations of FCLS for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest income	$—	$729
Interest expense	—	282
Net interest income	—	447
Non-interest income	—	1,358
Total net revenue	—	1,805
Non-interest expense	—	12,434
(Loss) from discontinued operations before income taxes	—	(10,629)
Income tax (benefit)	—	(2,831)
Net (loss) from discontinued operations	$—	$(7,798)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mid-Atlantic Branch Sale
The Company has entered into an agreement to sell its eight Mid-Atlantic branches to Investors Bank of Short Hills, New Jersey, subject to customary regulatory approvals. The transfer is targeted for completion in the first half of 2021. The branch sale includes loans with a total balance of $284 million and deposit accounts with a total balance of $647 million as of March 31, 2021. These balances are included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheets. The buyer has agreed to pay a premium equal to 3.0% of the final deposit balance transferred. The sale includes all branch premises and equipment, and the agreement provides that the buyer intends to offer employment to all associated staff. Berkshire expects to complete the net transfer with funds from short-term investments. The branch sale will have no effect on Berkshire’s Mid-Atlantic specialized commercial lending operations, including SBA lending at its 44 Business Capital Division and its asset-based lending relationships.

The following is a summary of the assets and liabilities related to the branch sale at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Assets
Loans	$283,769	$300,599
Other assets	19,928	16,705
Total assets	$303,697	$317,304
Liabilities
Deposits	$646,622	$617,377
Other liabilities	12,688	12,688
Total liabilities	$659,310	$630,065

NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $8.5 million and $8.7 million, and a fair value of $9.3 million and $9.7 million, at March 31, 2021 and December 31, 2020, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2021
Securities available for sale
Municipal bonds and obligations	$83,922	$6,378	$—	$90,300	$—
Agency collateralized mortgage obligations	713,215	14,922	(3,583)	724,554	—
Agency mortgage-backed securities	453,042	2,813	(8,659)	447,196	—
Agency commercial mortgage-backed securities	267,596	4,020	(3,101)	268,515	—
Corporate bonds	44,294	729	(9)	45,014	—
Other bonds and obligations	50,691	1,068	(8)	51,751	—
Total securities available for sale	1,612,760	29,930	(15,360)	1,627,330	—
Securities held to maturity
Municipal bonds and obligations	266,609	16,884	(592)	282,901	71
Agency collateralized mortgage obligations	151,092	4,764	(1,054)	154,802	—
Agency mortgage-backed securities	65,052	155	(1,682)	63,525	—
Agency commercial mortgage-backed securities	124,379	398	(2,288)	122,489	—
Tax advantaged economic development bonds	3,210	75	—	3,285	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	610,637	22,276	(5,616)	627,297	111
Marketable equity securities	15,707	218	(124)	15,801	—
Total	$2,239,104	$52,424	$(21,100)	$2,270,428	$111

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2020
Securities available for sale
Municipal bonds and obligations	$90,273	$7,530	$—	$97,803	$—
Agency collateralized mortgage obligations	740,225	16,836	(235)	756,826	—
Agency mortgage-backed securities	433,311	4,954	(133)	438,132	—
Agency commercial mortgage-backed securities	278,990	9,835	(175)	288,650	—
Corporate bonds	59,098	942	(10)	60,030	—
Other bonds and obligations	52,080	1,719	(8)	53,791	—
Total securities available for sale	1,653,977	41,816	(561)	1,695,232	—
Securities held to maturity
Municipal bonds and obligations	246,520	20,106	—	266,626	64
Agency collateralized mortgage obligations	153,561	5,989	(171)	159,379	—
Agency mortgage-backed securities	35,865	198	(29)	36,034	—
Agency commercial mortgage-backed securities	25,481	590	(12)	26,059	—
Tax advantaged economic development bonds	3,369	93	—	3,462	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	465,091	26,976	(212)	491,855	104
Marketable equity securities	18,061	767	(315)	18,513	—
Total	$2,137,129	$69,559	$(1,088)	$2,205,600	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2021 and 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision for credit losses	7	—	7
Balance at March 31, 2021	$71	$40	$111

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision for credit losses - reversal	—	(168)	(168)
Balance at March 31, 2020	$83	$58	$141
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

As of March 31, 2021, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$31,134	$31,147	$1,872	$1,874
Over 1 year to 5 years	7,206	7,331	4,270	4,317
Over 5 years to 10 years	51,953	53,260	23,311	24,210
Over 10 years	88,614	95,327	240,661	256,080
Total bonds and obligations	178,907	187,065	270,114	286,481
Mortgage-backed securities	1,433,853	1,440,265	340,523	340,816
Total	$1,612,760	$1,627,330	$610,637	$627,297

During the three months ended March 31, 2021, purchases of AFS securities totaled $103.9 million. During the three months ended March 31, 2021, there were no sales of AFS securities. During the three months ended March 31, 2020, purchases of AFS securities totaled $160.9 million and the proceeds from the sale of AFS securities totaled $3.5 million. During the three months ended March 31, 2021, there were no gross gains or losses on AFS securities. During the three months ended March 31,2020, there were no gross gains on AFS securities and gross losses totaled $1 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2021
Securities available for sale
Agency collateralized mortgage obligations	$3,583	$150,110	$—	$—	$3,583	$150,110
Agency mortgage-backed securities	8,654	346,395	5	384	8,659	346,779
Agency commercial mortgage-backed securities	3,101	132,234	—	—	3,101	132,234
Corporate bonds	—	—	9	4,876	9	4,876
Other bonds and obligations	—	—	8	981	8	981
Total securities available for sale	$15,338	$628,739	$22	$6,241	$15,360	$634,980

Securities held to maturity
Municipal bonds and obligations	$592	$23,359	$—	$—	$592	$23,359
Agency collateralized mortgage obligations	1,054	83,449	—	—	1,054	83,449
Agency mortgage-backed securities	1,682	59,167	—	—	1,682	59,167
Agency commercial mortgage-backed securities	2,288	103,015	—	—	2,288	103,015
Total securities held to maturity	5,616	268,990	—	—	5,616	268,990
Total	$20,954	$897,729	$22	$6,241	$20,976	$903,970

December 31, 2020
Securities available for sale
Agency collateralized mortgage obligations	$235	$77,898	$—	$—	$235	$77,898
Agency mortgage-backed securities	131	39,939	2	256	133	40,195
Agency commercial mortgage-backed securities	175	51,435	—	—	175	51,435
Corporate bonds	10	4,875	—	—	10	4,875
Other bonds and obligations	—	—	8	1,030	8	1,030
Total securities available for sale	$551	$174,147	$10	$1,286	$561	$175,433

Securities held to maturity
Agency collateralized mortgage obligations	$171	$25,048	$—	$—	$171	$25,048
Agency mortgage-backed securities	29	20,710	—	—	29	20,710
Agency commercial mortgage-backed securities	12	10,216	—	—	12	10,216
Total securities held to maturity	212	55,974	—	—	212	55,974
Total	$763	$230,121	$10	$1,286	$773	$231,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2021:

AFS collateralized mortgage obligations
At March 31, 2021, 25 of the 256 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2021, 33 of the 125 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2021, 1 of the 14 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. Aggregate unrealized losses represents 0.2% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At March 31, 2021, 3 of the 6 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.9% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM municipal bonds and obligations
At March 31, 2021, 15 of the 207 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2021, 5 of the 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.3% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM commercial and residential mortgage-backed securities
At March 31, 2021, 12 out of 14 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	March 31, 2021	December 31, 2020
Construction	$454,388	$454,513
Commercial multifamily	483,646	483,350
Commercial real estate owner occupied	556,286	552,413
Commercial real estate non-owner occupied	2,129,572	2,119,263
Commercial and industrial	1,719,304	1,943,164
Residential real estate	1,774,504	1,931,681
Home equity	279,017	293,981
Consumer other	262,061	303,154
Total loans	$7,658,778	$8,081,519

Allowance for credit losses	123,800	127,302
Net loans	$7,534,978	$7,954,217

As of March 31, 2021, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $444.2 million. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three months ended March 31, 2021, the Company reclassified $9.5 million of commercial loans, reflecting its intent to sell these loans. These loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

The Company’s activity in the allowance for credit losses for loans for the three months ended March 31, 2021 and March 31, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2021
Construction	$5,111	$—	$5,111	$—	$—	$(714)	$4,397
Commercial multifamily	5,916	—	5,916	(124)	62	497	6,351
Commercial real estate owner occupied	12,380	—	12,380	(376)	12	2,241	14,257
Commercial real estate non-owner occupied	35,850	—	35,850	(6,658)	126	5,243	34,561
Commercial and industrial	25,013	—	25,013	(3,320)	644	3,734	26,071
Residential real estate	28,491	—	28,491	(377)	437	(2,751)	25,800
Home equity	6,482	—	6,482	(77)	24	(680)	5,749
Consumer other	8,059	—	8,059	(528)	160	(1,077)	6,614
Total allowance for credit losses	$127,302	$—	$127,302	$(11,460)	$1,465	$6,493	$123,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$2,202	$4,573
Commercial multifamily	4,413	(1,842)	2,571	—	—	1,882	4,453
Commercial real estate owner occupied	4,880	6,062	10,942	(6,376)	258	6,783	11,607
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	47	1,406	28,863
Commercial and industrial	20,099	(2,189)	17,910	(4,916)	1,402	10,106	24,502
Residential real estate	9,970	6,799	16,769	(171)	70	9,389	26,057
Home equity	1,470	4,884	6,354	(77)	2	1,501	7,780
Consumer other	3,686	861	4,547	(758)	180	1,706	5,675
Total allowance for credit losses	$63,575	$25,434	$89,009	$(12,433)	$1,959	$34,975	$113,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2021 and March 31, 2020 was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$7,629	$100
Impact of adopting ASC 326	—	7,993
Sub-Total	7,629	8,093
Expense for credit losses	200	330
Balance at end of period	$7,829	$8,423

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2021
Construction
Risk rating
Pass	$25,422	$43,662	$275,525	$65,371	$27,177	$2,501	$1,000	$—	$440,658
Special Mention	—	—	—	313	—	—	—	—	313
Substandard	—	—	—	9,429	3,988	—	—	—	13,417
Total	$25,422	$43,662	$275,525	$75,113	$31,165	$2,501	$1,000	$—	$454,388

Commercial multifamily:
Risk rating
Pass	$17,100	$31,295	$55,210	$74,123	$78,148	$219,175	$61	$—	$475,112
Special Mention	—	—	2,187	—	—	—	—	—	2,187
Substandard	—	—	—	—	—	6,204	143	—	6,347
Total	$17,100	$31,295	$57,397	$74,123	$78,148	$225,379	$204	$—	$483,646

Commercial real estate owner occupied:
Risk rating
Pass	$13,652	$53,164	$81,473	$99,224	$63,148	$218,342	$1,506	$—	$530,509
Special Mention	—	535	3,389	1,136	1,966	2,432	—	—	9,458
Substandard	—	—	1,266	3,333	1,627	10,093	—	—	16,319
Total	$13,652	$53,699	$86,128	$103,693	$66,741	$230,867	$1,506	$—	$556,286

Commercial real estate non-owner occupied:
Risk rating
Pass	$77,638	$174,898	$292,528	$469,718	$218,525	$725,223	$17,394	$—	$1,975,924
Special Mention	—	231	270	2,971	6,904	58,403	1,059	—	69,838
Substandard	—	7,804	3,529	3,730	20,135	48,418	194	—	83,810
Total	$77,638	$182,933	$296,327	$476,419	$245,564	$832,044	$18,647	$—	$2,129,572

Commercial and industrial:
Risk rating
Pass	$25,240	$563,757	$131,781	$203,153	$110,240	$182,949	$372,075	$—	$1,589,195
Special Mention	—	1,952	9,887	7,477	3,881	4,011	10,806	—	38,014
Substandard	146	8,807	37,772	22,909	6,826	7,857	7,456	—	91,773
Doubtful	—	—	—	—	—	—	322	—	322
Total	$25,386	$574,516	$179,440	$233,539	$120,947	$194,817	$390,659	$—	$1,719,304

Residential real estate
Risk rating
Pass	$55,071	$148,622	$127,817	$218,785	$273,160	$931,322	$3,261	$—	$1,758,038
Special Mention	—	—	—	—	284	814	—	—	1,098
Substandard	—	700	31	1,836	2,434	10,367	—	—	15,368
Total	$55,071	$149,322	$127,848	$220,621	$275,878	$942,503	$3,261	$—	$1,774,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction
Risk rating
Pass	$38,374	$255,377	$114,690	$28,474	$9,519	$2,766	$1,000	$—	$450,200
Special Mention	—	—	313	—	—	—	—	—	313
Substandard	—	—	—	4,000	—	—	—	—	4,000
Total	$38,374	$255,377	$115,003	$32,474	$9,519	$2,766	$1,000	$—	$454,513

Commercial multifamily:
Risk rating
Pass	$31,438	$57,659	$74,932	$77,746	$81,066	$153,818	$20	$—	$476,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	47	6,479	145	—	6,671
Total	$31,438	$57,659	$74,932	$77,746	$81,113	$160,297	$165	$—	$483,350

Commercial real estate owner occupied:
Risk rating
Pass	$58,327	$84,839	$104,797	$64,693	$44,300	$169,197	$1,194	$—	$527,347
Special Mention	535	2,569	1,136	1,009	800	2,579	—	—	8,628
Substandard	—	1,266	3,597	1,685	1,439	8,451	—	—	16,438
Total	$58,862	$88,674	$109,530	$67,387	$46,539	$180,227	$1,194	$—	$552,413

Commercial real estate non-owner occupied:
Risk rating
Pass	$180,520	$292,386	$435,440	$223,935	$303,221	$497,066	$15,393	$—	$1,947,961
Special Mention	—	279	2,068	6,958	11,798	44,961	1,068	—	67,132
Substandard	7,804	3,529	4,235	19,632	2,124	66,651	195	—	104,170
Total	$188,324	$296,194	$441,743	$250,525	$317,143	$608,678	$16,656	$—	$2,119,263

Commercial and industrial:
Risk rating
Pass	$754,260	$159,046	$205,651	$130,985	$48,326	$148,222	$368,769	$—	$1,815,259
Special Mention	1,467	5,753	5,267	2,851	1,601	65	12,408	—	29,412
Substandard	7,392	39,822	24,951	7,765	3,504	5,630	9,099	—	98,163
Doubtful	—	—	—	—	—	—	330	—	330
Total	$763,119	$204,621	$235,869	$141,601	$53,431	$153,917	$390,606	$—	$1,943,164

Residential real estate
Risk rating
Pass	$150,583	$146,142	$272,399	$320,384	$333,159	$691,078	$3,281	$—	$1,917,026
Special Mention	384	—	454	1,430	—	362	—	—	2,630
Substandard	991	39	703	902	417	8,964	9	—	12,025
Total	$151,958	$146,181	$273,556	$322,716	$333,576	$700,404	$3,290	$—	$1,931,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2021
Home equity:
Payment performance
Performing	$703	$2,623	$1,469	$309	$1,829	$2,234	$267,103	$—	$276,270
Nonperforming	—	—	—	—	—	—	2,747	—	2,747
Total	$703	$2,623	$1,469	$309	$1,829	$2,234	$269,850	$—	$279,017

Consumer other:
Payment performance
Performing	$4,870	$14,084	$30,924	$87,205	$57,753	$54,399	$7,965	$—	$257,200
Nonperforming	—	69	381	1,325	1,457	1,619	10	—	4,861
Total	$4,870	$14,153	$31,305	$88,530	$59,210	$56,018	$7,975	$—	$262,061

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Home equity:
Payment performance
Performing	$2,445	$1,960	$316	$1,859	$499	$1,882	$282,123	$—	$291,084
Nonperforming	—	—	1	—	—	—	2,896	—	2,897
Total	$2,445	$1,960	$317	$1,859	$499	$1,882	$285,019	$—	$293,981

Consumer other:
Payment performance
Performing	$15,193	$35,317	$101,730	$69,366	$35,421	$31,327	$9,339	$—	$297,693
Nonperforming	39	316	1,511	1,599	1,585	407	4	—	5,461
Total	$15,232	$35,633	$103,241	$70,965	$37,006	$31,734	$9,343	$—	$303,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at March 31, 2021 and December 31, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2021
Construction	$3,988	$—	$—	$3,988	$450,400	$454,388
Commercial multifamily	—	—	4,068	4,068	479,578	483,646
Commercial real estate owner occupied	6,174	487	4,610	11,271	545,015	556,286
Commercial real estate non-owner occupied	703	—	21,790	22,493	2,107,079	2,129,572
Commercial and industrial	9,479	1,540	9,486	20,505	1,698,799	1,719,304
Residential real estate	2,990	1,098	14,476	18,564	1,755,940	1,774,504
Home equity	647	159	2,747	3,553	275,464	279,017
Consumer other	1,052	248	4,764	6,064	255,997	262,061
Total	$25,033	$3,532	$61,941	$90,506	$7,568,272	$7,658,778

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2020
Construction	$—	$—	$—	$—	$454,513	$454,513
Commercial multifamily	—	—	757	757	482,593	483,350
Commercial real estate owner occupied	809	631	4,894	6,334	546,079	552,413
Commercial real estate non-owner occupied	315	168	38,389	38,872	2,080,391	2,119,263
Commercial and industrial	3,016	3,259	12,982	19,257	1,923,907	1,943,164
Residential real estate	2,068	2,630	11,115	15,813	1,915,868	1,931,681
Home equity	244	284	2,897	3,425	290,556	293,981
Consumer other	2,109	777	5,364	8,250	294,904	303,154
Total	$8,561	$7,749	$76,398	$92,708	$7,988,811	$8,081,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2021 and December 31, 2020:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended March 31, 2021
Construction	$—	$—	$—	$—
Commercial multifamily	4,068	4,068	—	—
Commercial real estate owner occupied	4,232	1,832	378	—
Commercial real estate non-owner occupied	18,856	11,691	2,934	—
Commercial and industrial	9,364	3,005	122	—
Residential real estate	11,941	7,419	2,535	—
Home equity	2,599	211	148	—
Consumer other	4,757	8	7	—
Total	$55,817	$28,234	$6,124	$—
The commercial and industrial loans nonaccrual amortized cost as of March 31, 2021 included medallion loans with a fair value of $1.4 million and a contractual balance of $45.0 million.

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended December 31, 2020
Construction	$—	$—	$—	$—
Commercial multifamily	757	591	—	—
Commercial real estate owner occupied	4,509	2,290	385	—
Commercial real estate non-owner occupied	29,572	13,912	8,817	—
Commercial and industrial	12,441	4,725	541	—
Residential real estate	9,711	5,739	1,404	—
Home equity	2,654	159	243	—
Consumer other	5,304	2	60	—
Total	$64,948	$27,418	$11,450	$—

The commercial and industrial loans nonaccrual amortized cost as of December 31, 2020 included medallion loans with a fair value of $2.3 million and a contractual balance of $53.9 million.

The following table summarizes information about total loans rated Special Mention or lower at March 31, 2021 and December 31, 2020. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	March 31, 2021	December 31, 2020
Non-Accrual	$55,817	$64,948
Substandard Accruing	179,150	185,207
Total Classified	234,967	250,155
Special Mention	121,437	109,299
Total Criticized	$356,404	$359,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2021
Construction	$—	$—	$—
Commercial multifamily	4,070	—	—
Commercial real estate owner occupied	5,351	—	—
Commercial real estate non-owner occupied	20,805	—	—
Commercial and industrial	1,361	18	977
Residential real estate	7,048	—	—
Home equity	198	—	—
Consumer other	34	—	—
Total loans	$38,867	$18	$977

December 31, 2020
Construction	$—	$—	$—
Commercial multifamily	591	—	—
Commercial real estate owner occupied	5,714	—	—
Commercial real estate non-owner occupied	30,950	—	—
Commercial and industrial	973	36	3,758
Residential real estate	5,081	—	—
Home equity	145	—	—
Consumer other	51	—	—
Total loans	$43,505	$36	$3,758

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

The following table presents activity in TDRs for the three months ended March 31, 2021 and March 31, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended March 31, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(13)	—	—	—	741
Commercial real estate owner occupied	1,731	(6)	—	—	—	1,725
Commercial real estate non-owner occupied	13,684	(14)	—	511	544	14,725
Commercial and industrial	2,686	(199)	—	—	146	2,633
Residential real estate	1,524	(31)	—	—	—	1,493
Home equity	133	(3)	—	—	—	130
Consumer other	36	(2)	—	—	—	34
Total	$20,548	$(268)	$—	$511	$690	$21,481

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended March 31, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(14)	—	—	—	779
Commercial real estate owner occupied	13,331	(5,693)	—	—	—	7,638
Commercial real estate non-owner occupied	1,373	—	—	—	—	1,373
Commercial and industrial	1,449	(37)	—	—	902	2,314
Residential real estate	2,045	(22)	—	—	—	2,023
Home equity	277	1	—	—	—	278
Consumer other	48	(4)	—	—	—	44
Total	$19,316	$(5,769)	$—	$—	$902	$14,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the three months ended March 31, 2021 and March 31, 2020:

(dollars in thousands)	Total
Three months ended March 31, 2021
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	$690
Post-modification outstanding recorded investment	$690

Three months ended March 31, 2020
TDR:
Number of loans	3
Pre-modification outstanding recorded investment	$902
Post-modification outstanding recorded investment	$902

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 and March 31, 2020.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 10 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Time less than $100,000	$630,244	$663,324
Time $100,000 through $250,000	999,329	1,219,210
Time more than $250,000	473,649	502,551
Total time deposits	$2,103,222	$2,385,085

Included in total deposits are brokered deposits of $431.5 million and $610.6 million at March 31, 2021 and December 31, 2020, respectively. Included in total deposits are reciprocal deposits of $100.7 million and $119.0 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2021 and December 31, 2020 are summarized, as follows:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$—	—%	$40,000	1.05%
Total short-term borrowings:	—	—	40,000	1.05
Long-term borrowings:
Advances from the FHLB and other borrowings	351,354	1.88	434,357	1.89
Subordinated borrowings	74,455	7.00	74,411	7.00
Junior subordinated borrowing - Trust I	15,464	2.03	15,464	2.06
Junior subordinated borrowing - Trust II	7,419	1.88	7,405	1.92
Total long-term borrowings:	448,692	2.73	531,637	2.61
Total	$448,692	2.73%	$571,637	2.50%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2021 and December 31, 2020. The Bank's available borrowing capacity with the FHLB was $1.4 billion and $1.6 billion for the periods ended March 31, 2021 and December 31, 2020, respectively.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended March 31, 2021 and December 31, 2020. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of March 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $596.8 million and $815.6 million for the periods ended March 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at March 31, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $4.8 million. The advances outstanding at December 31, 2020 included callable advances totaling $10.0 million and amortizing advances totaling $5.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2021 is as follows:

	March 31, 2021
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2021	$272,985	1.86%
2022	58,270	1.92
2023	10,659	2.16
2024	50	—
2025 and beyond	9,390	1.63
Total FHLB advances	$351,354	1.88%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2021 and December 31, 2020.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $184 thousand and $215 thousand for unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.03% and 2.06% at March 31, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.88% and 1.92% at March 31, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2021, the Company held derivatives with a total notional amount of $3.8 billion. The Company had economic hedges totaling $3.8 billion and $10.3 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $8.7 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2021.

The Company pledged collateral to derivative counterparties in the form of cash totaling $70.3 million and securities with an amortized cost of $36.9 million and a fair value of $37.1 million as of March 31, 2021. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,463	8.7	0.48%	5.09%	$(1,432)
Interest rate swaps on loans with commercial loan customers	1,720,659	6.0	4.15%	1.92%	101,216
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,720,659	6.0	1.92%	4.15%	(40,670)
Risk participation agreements with dealer banks	341,662	8.8			336
Forward sale commitments	8,661	0.2			326
Total economic hedges	3,800,104				59,776

Non-hedging derivatives:
Commitments to lend	10,316	0.2			185
Total non-hedging derivatives	10,316				185

Total	$3,810,420				$59,961
(1) Fair value estimates include the impact of $61.3 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,654	8.9	0.52%	5.09%	$(1,778)
Interest rate swaps on loans with commercial loan customers	1,734,978	6.1	4.15%	1.95%	159,016
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,734,978	6.1	1.95%	4.15%	(64,645)
Risk participation agreements with dealer banks	326,862	8.0			665
Forward sale commitments	11,544	0.2			320
Total economic hedges	3,817,016				93,578

Non-hedging derivatives:
Commitments to lend	40,099	0.2			735
Total non-hedging derivatives	40,099				735

Total	$3,857,115				$94,313
(1) Fair value estimates include the impact of $97.6 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of March 31, 2021, the Company has an interest rate swap with a $8.5 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.5 million as of March 31, 2021. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$346	$(563)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(60,302)	102,382
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	2,502	(2,538)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	60,302	(102,382)

Risk participation agreements:
Unrealized (loss)/gain recognized in other non-interest income	(329)	266

Forward commitments:
Unrealized gain/(loss) recognized in other non-interest income	6	(4,263)
Realized gain/(loss) in other non-interest income	(6)	(1,922)

Non-hedging derivatives
Commitments to lend
Unrealized (loss)/gain recognized in other non-interest income	$(550)	$2,208
Realized gain in other non-interest income	1,352	9,300

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

The Company had net asset positions with its financial institution counterparties totaling $1.3 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company had net asset positions with its commercial banking counterparties totaling $103.8 million and $159.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company had net liability positions with its financial institution counterparties totaling $43.0 million and $66.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company had net liability positions with its commercial banking counterparties totaling $2.6 million as of March 31, 2021. The Company had no net liability positions with its commercial banking counterparties as of December 31, 2020. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2021 and December 31, 2020:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$3,086	$(1,832)	$1,254	$—	$—	$1,254
Commercial counterparties	103,799	—	103,799	—	—	103,799
Total	$106,885	$(1,832)	$105,053	$—	$—	$105,053

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(104,770)	$61,750	$(43,020)	$37,116	$70,333	$64,429
Commercial counterparties	(2,582)	—	(2,582)	—	—	(2,582)
Total	$(107,352)	$61,750	$(45,602)	$37,116	$70,333	$61,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,124	$(78)	$1,046	$—	$—	$1,046
Commercial counterparties	159,016	—	159,016	—	—	159,016
Total	$160,140	$(78)	$160,062	$—	$—	$160,062

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082
Commercial counterparties	—	—	—	—	—	—
Total	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2021, lease expiration dates ranged from 1 month to 19 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$56,704	$60,018
Finance lease right-of-use assets	Premises and equipment, net	7,066	7,197
Total Lease Right-of-Use Assets		$63,770	$67,215

Lease Liabilities
Operating lease liabilities	Other liabilities	$61,481	$63,894
Finance lease liabilities	Other liabilities	10,252	10,383
Total Lease Liabilities		$71,733	$74,277

Supplemental information related to leases was as follows:

	March 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.8	9.8
Finance leases	13.6	13.8

Weighted-Average Discount Rate
Operating leases	2.82%	2.81%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2021 was $2.8 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended March 31, 2020 was $3.5 million, of which $0.5 million was related to discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,330	$3,628
Operating cash flows from finance leases	127	134
Financing cash flows from finance leases	131	124
(1) There were operating cash flows from operating leases related to discontinued operations of $0.5 million at March 31, 2020.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2021:

(In thousands)	Operating Leases	Finance Leases
2021	$7,966	$766
2022	9,774	1,031
2023	8,549	1,037
2024	7,414	1,037
2025	5,727	1,037
Thereafter	31,593	9,223
Total undiscounted lease payments	71,023	14,131
Less amounts representing interest	(9,542)	(3,879)
Lease liability	$61,481	$10,252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. OTHER COMMITMENTS, CONTINGENCIES, OFF-BALANCE SHEET ACTIVITIES, AND PANDEMIC IMPACT

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

At this time, it is difficult to quantify the impact COVID-19 will have on the Company during the current year. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, results of operations and prospects. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of March 31, 2021, the Company had 337 active modified loans outstanding with a carrying value of $173 million, which excluded loans returning to payment or awaiting evaluation for further deferral. As of December 31, 2020, the Company had 746 active modified loans outstanding with a carrying value of $316 million, which excluded loans returning to payment or awaiting evaluation for further deferral.The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2021	December 31, 2020	Minimum Capital Requirement
Company (consolidated)
Total capital to risk weighted assets	16.6%	16.1%	8.0%
Common equity tier 1 capital to risk weighted assets	14.2	13.8	4.5
Tier 1 capital to risk weighted assets	14.4	14.1	6.0
Tier 1 capital to average assets	9.5	9.4	4.0

	March 31, 2021	December 31, 2020	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk weighted assets	15.4%	15.0%	8.0%	10.0%
Common equity tier 1 capital to risk weighted assets	14.2	13.9	4.5	6.5
Tier 1 capital to risk weighted assets	14.2	13.9	6.0	8.0
Tier 1 capital to average assets	9.3	9.2	4.0	5.0

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Failure to meet capital requirements can initiate regulatory action. At each date shown, the Company met the minimum capital requirements and the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

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

At March 31, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2021 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$17,975	$44,988
Net unrealized holding (loss) on pension plans	(3,511)	(3,511)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(4,667)	(11,530)
Net unrealized tax benefit on pension plans	924	924
Accumulated other comprehensive income	$10,721	$30,871

The following table presents the components of other comprehensive income for the three months ended March 31, 2021 and 2020:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net unrealized holding gain on AFS securities:	x
Net unrealized (losses) arising during the period	$(27,013)	$6,863	$(20,150)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(27,013)	6,863	(20,150)
Other comprehensive (loss)	$(27,013)	$6,863	$(20,150)

Three Months Ended March 31, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$25,613	$(6,590)	$19,023
Less: reclassification adjustment for (losses) realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	25,614	(6,590)	19,024
Other comprehensive income	$25,614	$(6,590)	$19,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income, for the three ended March 31, 2021 and 2020:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2021
Balance at Beginning of Period	$33,458	$(2,587)	$30,871
Other comprehensive income before reclassifications	(20,150)	—	(20,150)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive (loss)	(20,150)	—	(20,150)
Balance at End of Period	$13,308	$(2,587)	$10,721

Three Months Ended March 31, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	19,023	—	19,023
Less: amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Total other comprehensive income	19,024	—	19,024
Balance at End of Period	$33,228	$(2,211)	$31,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three ended March 31, 2021 and 2020:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2021	2020	is Presented
Realized gains on AFS securities:
	$—	$(1)	Non-interest income
	—	—	Tax expense
	—	(1)	Net of tax

Total reclassifications for the period	$—	$(1)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Income/(loss) from continuing operations	$13,031	$(12,072)
(Loss)/income from discontinued operations	—	(7,798)
Net income/(loss)	$13,031	$(19,870)

Average number of common shares issued	51,903	51,903
Less: average number of treasury shares	948	1,744
Less: average number of unvested stock award shares	625	488
Plus: average participating preferred shares	—	533
Average number of basic shares outstanding	50,330	50,204
Plus: dilutive effect of unvested stock award shares	235	—
Plus: dilutive effect of stock options outstanding	—	—
Average number of diluted shares outstanding	50,565	50,204

Basic earnings/(loss) per common share:
Continuing operations	$0.26	$(0.24)
Discontinued operations	—	(0.16)
Total	$0.26	$(0.40)

Diluted earnings/(loss) per common share:
Continuing operations	$0.26	$(0.24)
Discontinued operations	—	(0.16)
Total	$0.26	$(0.40)

For the three months ended March 31, 2021, 390 thousand shares of unvested restricted stock and all options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2020, all unvested restricted stock and options outstanding were considered anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2021 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2020	517	$28.35	112	$22.95
Granted	210	16.58	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(5)	13.70
Stock awards vested	(44)	30.63	—	—
Forfeited	(52)	25.82	—	—
Expired	—	—	(10)	17.46
March 31, 2021	631	$20.09	97	$24.85

During the three months ended March 31, 2021, proceeds from stock option exercises totaled $69 thousand. During the three months ended March 31, 2020, proceeds from stock option exercises totaled $519 thousand. During the three months ended March 31, 2021 and March 31, 2020, there were 44 thousand and 53 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $0.7 million and $1.5 million during the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,350	$9,350
Securities available for sale:
Municipal bonds and obligations	—	90,300	—	90,300
Agency collateralized mortgage obligations	—	724,554	—	724,554
Agency residential mortgage-backed securities	—	447,196	—	447,196
Agency commercial mortgage-backed securities	—	268,515	—	268,515
Corporate bonds	—	45,014	—	45,014
Other bonds and obligations	—	51,751	—	51,751
Marketable equity securities	15,129	672	—	15,801
Loans held for investment at fair value	—	—	1,448	1,448
Loans held for sale	—	8,877	—	8,877
Derivative assets	—	106,665	511	107,176
Capitalized servicing rights	—	—	2,968	2,968
Derivative liabilities	—	47,215	—	47,215

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,708	$9,708
Securities available for sale:
Municipal bonds and obligations	—	97,803	—	97,803
Agency collateralized mortgage obligations	—	756,826	—	756,826
Agency residential mortgage-backed securities	—	438,132	—	438,132
Agency commercial mortgage-backed securities	—	288,650	—	288,650
Corporate bonds	—	45,030	15,000	60,030
Other bonds and obligations	—	53,791	—	53,791
Marketable equity securities	17,841	672	—	18,513
Loans held for investment at fair value	—	—	2,265	2,265
Loans held for sale	—	12,992	4,756	17,748
Derivative assets	—	159,016	1,055	160,071
Capitalized servicing rights	—	—	3,033	3,033
Derivative liabilities	—	65,758	—	65,758

There were no transfers between levels during the three months ended March 31, 2021.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2021.

			Aggregate Fair Value
March 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,448	$44,969	$(43,521)

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,265	$53,945	$(51,680)
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$8,877	$8,518	$359

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$12,992	$12,639	$353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three months ended March 31, 2021, were gains of $6 thousand. During the three months ended March 31, 2021, originations of loans held for sale totaled $44.0 million and sales of loans originated for sale totaled $46.9 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturities, calls, and prepayments of AFS Security	—	(15,000)	—	—		—
Unrealized (loss)/gain, net recognized in other non-interest income	(166)	—	414	818	6	(65)
Paydown of asset	(192)	—	(1,231)	—	—	—
Transfers to held for sale loans	—	—	—	(1,368)	—	—
March 31, 2021	$9,350	$—	$1,448	$185	$326	$2,968

Unrealized gain/(loss) relating to instruments still held at March 31, 2021	$887	$—	$—	$185	$326	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans		Capitalized
	Trading	Available	Held for	Commitments	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Rights (1)
Three Months Ended March 31, 2020
December 31, 2019	$10,769	$42,966	$—	$2,628	$12,299
Adoption of ASC 326	—	—	7660	—	—
Maturity of AFS security	—	(9,000)	—	—	—
Unrealized gain, net recognized in other non-interest income	(759)	—	(2,216)	—	—
Unrealized gain included in accumulated other comprehensive loss	—	538	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	11,039	(3,781)
Paydown of asset	(181)	—	(549)	—	—
Transfers to held for sale loans	—	—	—	(8,831)	—
Additions to servicing rights	—	—	—	—	—
March 31, 2020	$9,829	$34,504	$4,895	$4,836	$8,518

Unrealized gains relating to instruments still held at March 31,2020	$620	$151	$—	$4,836	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,350	Discounted Cash Flow	Discount Rate	2.66%
Loan held for investment	1,448	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.7 - $19.7
Commitments to lend	185	Historical Trend	Closing Ratio	74.29%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	326	Historical Trend	Closing Ratio	74.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	2,968	Discounted cash flow	Constant Prepayment Rate (CPR)	21.07%
			Discount Rate	10.00%
Total	$14,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,708	Discounted Cash Flow	Discount Rate	2.72%
AFS Securities	15,000	Indication from Market Maker	Price	102.00%
Loans held for investment	2,265	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.1- $21.9
Commitments to lend	735	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	320	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	3,033	Discounted Cash Flow	Constant Prepayment Rate (CPR)	26.52%
			Discount Rate	10.00%
Total	$31,061

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

	March 31, 2021	December 31, 2020	Fair Value Measurement Date as of March 31, 2021
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$21,762	$28,028	March 2021
Capitalized servicing rights	13,763	13,315	March 2021
Other real estate owned	149	149	March 2021
Total	$35,674	$41,492

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$21,762	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	0.32% to 100.00% (49.39%)
			Appraised Value	$0 to $11,842 ($7,827)
Capitalized servicing rights	13,763	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.32% to 19.49% (15.38%)
			Discount Rate	8.33% to 11.00% (9.12%)
Other Real Estate Owned	149	Fair Value of Collateral	Appraised Value	$182
Total	$35,674
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$28,028	Fair Value of Collateral	Discounted Cash Flow - loss severity	0.07% to 100.00% (46.36%)
			Appraised Value	$0 to $11,432 ($9,800)
Capitalized servicing rights	13,315	Discounted Cash Flow	Constant Prepayment Rate (CPR)	14.49% to 23.29% (16.98%)
			Discount Rate	10.00% to 11.00% (10.56%)
Other Real Estate Owned	149	Fair Value of Collateral	Appraised Value	$94 - $182
Total	$41,492
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2021 and December 31, 2020.

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

	March 31, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,899,608	$1,899,608	$1,899,608	$—	$—
Trading security	9,350	9,350	—	—	9,350
Marketable equity securities	15,801	15,801	15,129	672	—
Securities available for sale	1,627,330	1,627,330	—	1,627,330	—
Securities held to maturity	610,637	627,297	—	624,012	3,285
FHLB bank stock and restricted securities	28,680	N/A	N/A	N/A	N/A
Net loans	7,534,978	7,778,261	—	—	7,778,261
Loans held for sale	18,377	18,377	—	8,877	9,500
Accrued interest receivable	45,990	45,990	—	45,990	—
Derivative assets	107,176	107,176	—	106,665	511
Financial Liabilities
Total deposits	$10,244,370	$10,256,878	$—	$10,256,878	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances and other	351,354	353,481	—	353,481	—
Subordinated borrowings	97,338	95,729	—	95,729	—
Derivative liabilities	47,215	47,215	—	47,215	—

	December 31, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,557,875	$1,557,875	$1,557,875	$—	$—
Trading security	9,708	9,708	—	—	9,708
Marketable equity securities	18,513	18,513	17,841	672	—
Securities available for sale and other	1,695,232	1,695,232	—	1,680,232	15,000
Securities held to maturity	465,091	491,855	—	488,393	3,462
FHLB bank stock and restricted securities	34,873	N/A	N/A	N/A	N/A
Net loans	7,954,217	8,243,437	—	—	8,243,437
Loans held for sale	17,748	17,748	—	12,992	4,756
Accrued interest receivable	46,919	46,919	—	46,919	—
Derivative assets	160,071	160,071	—	159,016	1,055
Assets held for sale	317,304	317,304	—	16,705	300,599
Financial Liabilities
Total deposits	$10,215,808	$10,230,822	$—	$10,230,822	$—
Short-term debt	40,000	40,025	—	40,025	—
Long-term Federal Home Loan Bank advances	434,357	438,064	—	438,064	—
Subordinated borrowings	97,280	95,178	—	95,178	—
Derivative liabilities	65,758	65,758	—	65,758	—
Liabilities held for sale	630,065	631,268	—	631,268	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net interest income from continuing operations	$75,093	$86,428
Provision for credit losses	6,500	34,807
Net interest income from continuing operations after provision for credit losses	$68,593	$51,621

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

	At or for the
	Three Months Ended March 31,
	2021	2020
NOMINAL AND PER SHARE DATA
Net earnings/(loss) per common share, diluted	$0.26	$(0.40)
Adjusted earnings/(loss) per common share, diluted (1)(2)	0.32	(0.07)
Net income/(loss), (thousands)	13,031	(19,870)
Adjusted net income/(loss), (thousands) (1)(2)	16,015	(3,645)
Total common shares outstanding, (thousands)	50,988	50,199
Average diluted shares, (thousands)	50,565	50,204
Total book value per common share	23.05	33.90
Tangible book value per common share (2)	22.39	22.00
Dividends per common share	0.12	0.24
Full-time equivalent staff, continuing operations	1,467	1,548

PERFORMANCE RATIOS (3)
Return on equity	4.50%	(4.58)%
Adjusted return on equity (1)(2)	5.53	(0.84)
Return on tangible common equity (1)(2)	4.98	(6.76)
Adjusted return on tangible common equity (1)(2)	6.04	(0.94)
Return on assets	0.42	(0.62)
Adjusted return on assets (1)(2)	0.51	(0.11)
Net interest margin, fully taxable equivalent (FTE) (4)(6)	2.62	3.04
Efficiency ratio (1)(2)	71.32	66.92

FINANCIAL DATA (in millions, end of period)
Total assets	$12,757	$13,122
Total earning assets	12,071	11,785
Total loans	7,659	9,303
Allowance for credit losses	124	114
Total deposits	10,244	10,072
Loans/deposits (%)	75	92

ASSET QUALITY (5)
Allowance for credit losses, (millions)	$124	$114
Net charge-offs, (millions)	(10)	(10)
Net charge-offs (QTD annualized)/average loans	0.51%	0.45%
Provision expense, (millions)	$7	$35
Non-performing assets, (millions)	58	53
Non-performing loans/total loans	0.73%	0.55%
Allowance for credit losses/non-performing loans	222	222
Allowance for credit losses/total loans	1.62	1.22

CAPITAL RATIOS
Common equity tier 1 capital to risk weighted assets	14.5%	12.0%
Tier 1 capital leverage ratio	9.5	9.4
Tangible common shareholders' equity/tangible assets (2)	9.0	8.8

	At or for the
	Three Months Ended March 31,
	2021	2020
FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$75,093	$86,428
Non-interest income from continuing operations	26,193	5,636
Net revenue from continuing operations	101,286	92,064
Provision for credit losses	6,500	34,807
Non-interest expense from continuing operations	78,154	71,325
Net income/(loss)	13,031	(19,870)
Adjusted income (1)(2)	16,015	(3,465)
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
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended March 31, 2021 and 2020 was 0.05% and 0.11%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2021		2020
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,630	3.27%	$4,000	4.41%
Commercial and industrial loans	1,865	4.62	1,796	5.03
Residential mortgages	1,740	3.71	2,654	3.77
Consumer loans	634	3.79	922	4.28
Total loans (1)	7,869	3.73	9,372	4.33
Investment securities (2)	2,195	2.36	1,745	3.32
Short-term investments & loans held for sale (3)	1,351	0.13	375	1.78
Mid-Atlantic region loans held for sale(4)	295		—
Total interest-earning assets	11,710	3.07	11,492	4.08
Intangible assets	34	X	598
Other non-interest earning assets	724		663
Assets from discontinued operations	—		99
Total assets	$12,468		$12,852

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,325	0.15%	$1,159	0.46%
Money market	2,802	0.27	2,753	0.98
Savings	1,003	0.08	847	0.13
Time	2,266	1.12	3,333	1.87
Total interest-bearing deposits	7,396	0.48	8,092	1.18
Borrowings and notes (5)	500	2.78	949	2.60
Mid-Atlantic region interest-bearing deposits(4)	518		—
Total interest-bearing liabilities	8,414	0.63	9,041	1.33
Non-interest-bearing demand deposits	2,537		1,849
Other non-interest earning liabilities	358		204
Liabilities from discontinued operations	—		24
Total liabilities	11,309		11,118

Total preferred shareholders' equity	—		21
Total common shareholders' equity	1,159		1,713
Total shareholders’ equity (2)	1,159		1,734
Total liabilities and stockholders’ equity	$12,468		$12,852

	Three Months Ended March 31,
	2021		2020
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.44%		2.75%
Net interest margin (6)		2.62		3.04
Cost of funds		0.48		1.11
Cost of deposits		0.36		0.96

Supplementary data
Total deposits (In millions)	$9,932		$9,941
Fully taxable equivalent income adj. (In thousands) (7)	1,494		1,824
____________________________________
(1)     The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)     The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)     Interest income on loans held for sale is included in loan interest income on the income statement.
(4)    The Mid-Atlantic region loans are not included in the loan yields; however they are included in the total earning assets yield and the net interest margin. The Mid-Atlantic region deposits are not included in the deposit costs; however, they are included in the total interest-bearing liabilities cost.
(5)     The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(6)     Purchased accounting accretion totaled $1.3 and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.
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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2021	2020
GAAP Net income/(loss)		$13,031	$(19,870)
Adj: Net losses/(gains) on securities (1)		31	9,730
Adj: Restructuring and other expense		3,486	—
Adj: Loss/(income) from discontinued operations before income taxes		—	10,629
Adj: Income taxes		(533)	(4,134)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$16,015	$(3,645)

GAAP Total revenue		$101,286	$92,064
Adj: Losses/(gains) on securities, net (1)		31	9,730
Total operating revenue (non-GAAP) (2)	(B)	$101,317	$101,794

GAAP Total non-interest expense		$78,154	$71,325
Less: Total non-operating expense (see above)		(3,486)	—
Operating non-interest expense (non-GAAP) (2)	(C)	$74,668	$71,325

(In millions, except per share data)
Total average assets	(D)	$12,468	$12,852
Total average shareholders’ equity	(E)	1,159	1,734
Total average tangible shareholders’ equity (2)	(F)	1,125	1,135
Total average tangible common shareholders' equity (2)	(G)	1,125	1,115
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,142	1,124
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,142	1,104
Total tangible assets, period-end (2)(3)	(J)	12,724	12,524
Total common shares outstanding, period-end (thousands)	(K)	50,988	50,199
Average diluted shares outstanding (thousands)	(L)	50,565	50,204

Earnings per common share, diluted		$0.26	$(0.40)
Adjusted earnings per common share, diluted (2)	(A/L)	0.32	(0.07)
Book value per common share, period-end		23.05	33.90
Tangible book value per common share, period-end (2)	(I/K)	22.39	22.00
Total shareholders' equity/total assets		9.21	13.13
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.98	8.98

Performance ratios (4)
GAAP return on equity		4.50%	(4.58)%
Adjusted return on equity (2)	(A/E)	5.53	(0.84)
Return on tangible common equity (2)(5)		4.98	(6.76)
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	6.04	(0.94)
GAAP return on assets		0.42	(0.62)
Adjusted return on assets (2)	(A/D)	0.51	(0.11)
Efficiency ratio (2)	(C-O)/(B+M+P)	71.32	66.92
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$41	$608
Non-interest income charge on tax-credit investments (7)	(N)	(33)	(486)
Net income on tax-credit investments	(M+N)	8	122

Intangible amortization	(O)	1,319	1,580
Fully taxable equivalent income adjustment	(P)	1,494	1,824

_________________________________________________________________________________________
(1)     Net securities losses/(gains) for the periods ending March 31, 2021 and 2020 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2021 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) and Berkshire Insurance Group, Inc. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY
Berkshire recorded first quarter 2021 net income of $13 million, or $0.26, per share. The Company’s non-GAAP measure of adjusted earnings totaled $16 million, or $0.32 per share. Return on tangible common equity measured 5.0%, and the non-GAAP measure of adjusted return on tangible common equity measured 6.0%.

In the first half of 2020, the Company posted losses due to the COVID-19 pandemic. While operations returned to profitability in the third quarter of 2020, it remains below the levels achieved before the onset of the pandemic due to changes in the operating environment. The Company consolidated nine branch offices in the first quarter of 2021 as part of an announced plan to consolidate 16 branch offices in 2021. The Company also made progress towards completing the sale of its eight Mid-Atlantic branches targeted for the second quarter of 2021. These actions are planned to reduce the total branch count to 106 offices from 130 offices at the start of 2021.

The second wave of COVID-19 disease appears to have peaked in the most recent quarter, with many economic and social activities continuing to be restricted in the first quarter. Certain economic and social activities began to reopen in the second quarter of 2021. The Company’s market area generally was receiving COVID-19 vaccinations at a higher proportionate rate than many other regions at the beginning of the second quarter. Berkshire was active in channeling new rounds of federal stimulus to its markets during the quarter, supporting its customers and recognizing revenue and interest expense benefits from this support. Most key indicators of loan performance improved during the quarter, and provision expenses and the allowance for credit losses decreased. The heavy loss provisioning in the first half of 2020 is expected to absorb pandemic related credit losses that are expected to occur in upcoming quarters based on current conditions and forecasts.

In January 2021, Nitin J. Mhatre was appointed as President and Chief Executive Officer of the Company, following a national search undertaken by the Board after the separation of the previous CEO in August 2020. In March 2021, Subhadeep Basu was appointed as Senior Executive Vice President and Chief Financial Officer, following the resignation of the prior CFO. During the quarter, the Company also recruited teams and senior leadership in Mid-Atlantic asset based lending, Boston business banking, and Boston private banking, along with senior hires in investor relations and financial planning and analysis, together with a new chief diversity officer.

Also in March 2021, the Company entered into a Cooperation Agreement with HoldCo Asset Management, LP, an investment adviser owning approximately 3.3% of the Company’s outstanding shares. The Board nominated a principal of this shareholder, Michael Zeitzeff, for election as a director at the next annual meeting of shareholders. In connection with the Cooperation Agreement, the Board also nominated Deborah Bailey for election as a director. Ms. Bailey is a member of the Board of Governors of FINRA and previously served as Deputy Director of Banking Regulation and Supervision of the Board of Governors of the Federal Reserve.

In April 2021, the Company announced that the Board had approved a one year authorization for the repurchase of approximately 5% of the Company’s common stock. The Company also announced a planned investor strategic plan update on May 18, 2021 of its Berkshire Exciting Strategic Transformation (“BEST”) plans for improving Company performance over the next three years. This plan is targeted to make Berkshire’s purpose-driven community-dedicated bank better and stronger; with the goal of improving customer experience and enhancing value for shareholders.

Since the start of 2021, several significant local competitors have announced planned mergers and consolidations. These events may give rise to changes in competitive conditions and may in some cases create disruptions which could provide opportunities for market share gains as well as recruitment opportunities. Also, in the first quarter of 2021, long term interest rates increased as markets reacted to the economic stimulus provided by the federal government as well as higher growth expectations of the economy as it recovers from the pandemic. As a result unrealized gains on debt securities decreased, and expected lives of mortgage related assets increased. The stimulus is expected to result in record near-term economic growth.

Compared to the linked quarter, the Company recorded a 13% decrease in GAAP net income, while adjusted net income increased by 14%. First quarter adjusted income excludes $3 million in restructuring and other expenses. Quarter-over-quarter results benefited from higher revenues and lower credit loss provision expense.

FIRST QUARTER FINANCIAL HIGHLIGHTS (Comparisons are to the prior quarter unless otherwise stated)

•    2% increase in net revenue and 6% increase in net revenue excluding gains/(losses)
•    13% decrease in GAAP income; 14% increase in adjusted income (non-GAAP measure)
•    2.62% net interest margin, stable for last four quarters
•    35% reduction in provision for credit losses on loans
•    42% reduction in annualized net loan charge-offs to 0.51% of loans from 0.80%
•    86% decrease in COVID-19 loan modifications compared to June 30, 2020
•    26% reduction in wholesale funding to 7% of assets
•    $23.05 book value per share; $22.39 tangible book value per share (non-GAAP measure)

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND DECEMBER 31, 2020
Summary: Total assets remained steady at $12.8 billion in the first quarter, and there was further progress in improving the structure and composition of the balance sheet. Proceeds from loan paydowns were primarily channeled into short-term investments. Growth in demand deposits was used to paydown maturing wholesale funds. Asset quality, liquidity, and capital metrics improved.

Investments: Short-term investments increased by $352 million to $1.82 billion in the first quarter due to the funds inflows from loan paydowns. The Company is targeting to use some of these balances to complete the planned branch sale and also to fund payoffs of maturing wholesale funds.

The portfolio of investment securities increased by $68 million to $2.29 billion. Amortizations and prepayments of higher yielding securities contributed to the decrease in the average portfolio yield to 2.36% from 2.69% in the first quarter of 2021 compared to the linked quarter. Securities purchases totaling $259 million were concentrated in agency mortgage backed and commercial mortgage backed securities. The portfolio is highly liquid, and the weighted average life of the bond portfolio was 3.7 years at period-end. All rated bonds are investment grade; unrated bonds totaling $26 million were all pass rated in the Company’s internal rating system. The portfolio of investment securities had an unrealized gain of $31 million, or 1.4% of cost at period-end, compared to $68 million, or 3.2% of cost at the start of the year, due to the rise in medium term interest rates during the first quarter. The Company continues to evaluate possible expansion of the securities portfolio to utilize a portion of excess short-term investments.

Loans: During the first quarter of 2021, total loans decreased by $423 million, or 5%, to $7.7 billion, including a $189 million reduction attributable to the forgiveness of SBA guaranteed Paycheck Protection Program (“PPP”) loans. Through its relationship with a funding third party, Berkshire participated in the origination of $206 million of new PPP loans during the quarter, many of which provided further assistance to existing borrowers. Loan balances decreased in the other major loan categories reflecting targeted runoff and impacts from the pandemic and government relief programs, which have resulted in prepayments and reduced borrowing demand. Included in assets held for sale are $284 million in Mid-Atlantic loan balances which are targeted to be sold as part of the planned branch sale in the second quarter.

The $444 million balance of PPP loans at period-end is expected to be largely repaid through forgiveness by the SBA during 2021. The $181 million balance of indirect auto loans is expected to be largely repaid through amortization during 2021 and 2022. The Company targets to mostly offset continuing runoff of residential mortgage loans through direct and indirect mortgage originations in its footprint. The Company’s origination of loans improved quarter-over quarter and year-over year, and lending pipelines were firming near the end of the quarter, with further expansion expected from newly recruited teams.

The first quarter 2021 average loan portfolio yield was 3.73%. The yield on commercial real estate and residential mortgage loans decreased quarter-over-quarter due to ongoing prepayments and amortization of higher rate loans. The yield on commercial and industrial (“C&I”) loans increased quarter-over-quarter to 4.62% from 4.05% due to the forgiveness of PPP loans, which resulted in the recognition of $3.5 million in deferred revenue. The impact of this forgiveness on the C&I yield was approximately 0.76% during the most recent quarter.

The Company has designated certain industries as sensitive to direct and indirect COVID-19 impacts based on exposure, risk rating, and use of federally supported lending and loan modification programs. The Company has focused on hospitality, Firestone (specialty equipment lending), restaurants, and nursing/assisted living facilities, which collectively totaled $840 million at period-end. The Company’s greatest focus is on hospitality loans, which totaled $302 million at period-end and loans by the Company’s Firestone specialty equipment lending subsidiary, which totaled $227 million at period-end.

Asset Quality and Credit Loss Allowance: Most loan performance metrics improved during the first quarter of 2021. Total net loan charge-offs decreased by 42% to $10 million from $17 million in the prior quarter. Annualized net loan charge-offs measured 0.51% of first quarter average loans. First quarter charge-offs were comprised principally of loans to businesses in industries designated as COVID sensitive by the Company – hospitality, skilled nursing/assisted living, and Firestone equipment loans.

Total non-performing loans decreased by $9 million, or 14%, to $56 million due primarily to loans exited during the quarter. At period-end, the ratio of non-performing loans to total loans decreased to 0.73% from 0.80%. The decrease in non-performing loans was due to the exit of a hospitality loan which was sold for approximately $10 million. Non-performing loans to COVID sensitive industries decreased to $24 million from $36 million due to this loan sale, with total hospitality and Firestone nonaccruals decreasing to $4 million from $18 million.

Total COVID-19 related loan modifications, including in-process modifications, decreased to $214 million, or 2.8% of total loans from $350 million, or 4.3% of total loans, at the start of the quarter. Modifications to COVID sensitive industries decreased to $176 million from $275 million, with total hospitality and Firestone loan modifications decreasing to $153 million from $225 million. More than 90% of hospitality loans with modifications were on interest-only payment terms at period-end and were supported by interest reserves. Further improvement in hospitality modifications is expected to depend on the timing of recoveries in leisure and business travel activities. More than 90% of Firestone modifications were on interest-only payment terms at period-end and most were expected to return to regular payment schedules in the second quarter based on easing of various state restrictions.

Delinquent accruing loans increased to $35 million, or 0.45% of total loans from $28 million, or 0.34% of total loans during the first quarter of 2021. This increase was due to payment delays for SBA loans under the CARES act as a result of delay at the SBA payment processor at quarter-end, which are expected to be resolved in the second quarter.

Period-end criticized loans decreased to $356 million, at period-end, compared to $359 million at year-end 2020. Classified loans decreased to $235 million from $250 over this time. At period-end, criticized loans measured 4.7% of total loans and classified loans measured 3.1% of total loans. Criticized loans to COVID-19 sensitive industries decreased to $208 million from $223 million over the first quarter of 2021. Included in these totals were criticized loans to hospitality and Firestone borrowers, which declined to $146 million from $158 million.

The Company has traditionally viewed its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Accruing classified loans totaled $179 million at period-end. Due to the circumstances of the pandemic, the Company also views deferred special mention loans as having elevated risk of deterioration. These loans totaled $46 million at period-end.

The Company’s estimate of expected credit losses at quarter-end resulted in a ratio of the allowance to total loans measuring 1.62%, which was little changed from 1.58% at the start of the quarter. Excluding the $444 million balance of PPP loans, the allowance was also little changed, measuring 1.72% of total loans at quarter-end. The outlook for expected credit losses as a result of improved economic forecasts was offset under the Company’s reserve calculation methodology by the continuing emergence of credit losses and the level of commercial loans with ongoing modifications. If economic forecasts remain stable or improve, and based on other conditions remaining unchanged, it is anticipated that COVID-related charge-offs could largely be absorbed by the current credit loss allowance. Under the above assumptions, the Company anticipates that the ratio of the allowance to total loans would decrease in 2022 to the general range of the level before the pandemic at the time of the adoption of the Current Expected Credit Losses (“CECL”) accounting methodology.

Deposits and Borrowings: Total deposits were unchanged at $10.2 billion in the first quarter of 2021, as a $266 million increase in demand deposits offset paydowns of maturing brokered deposits and lower payroll related balances. The growth in demand deposits benefited from the distribution of federal stimulus payments, together with some proceeds from the $206 million in PPP loans facilitated by the Company in the first quarter. Personal checking account balances increased by $98 million to $1.1 billion. Commercial checking account balances increased by $173 million to $1.6 billion. Payroll balances shifted from money market accounts to NOW accounts due to calendar impacts related to payroll cycles. These balances fluctuate daily and ended the period at $965 million. Some maturing higher cost retail time deposits shifted to other lower rate deposit products. The $282 million reduction in time deposits was primarily due to a $179 million reduction in brokered deposits to $431 million at period-end. At period-end, liabilities held for sale included $647 million in Mid-Atlantic branch deposit balances which are targeted for sale in the second quarter. Borrowings decreased in the first quarter by $123 million to $449 million, as maturing FHLBB borrowings were repaid from liquid assets. Wholesale funds, which include brokered deposits and borrowings, decreased during the quarter by $303 million, or 26%, to $880 million from $1.183 billion.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.8 billion in notional amount at period-end. The estimated fair value of these instruments was an asset of $60 million at period-end, which decreased from $94 million at year-end 2020 due to the impact of rising medium term interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity decreased by $13 million, or 1%, to $1.175 billion during the first quarter. The Company recorded a $20 million decrease in accumulated other comprehensive income due to the after tax impact of a reduction in unrealized debt security gains resulting from the increase in medium term interest rates during the quarter. This was partially offset by the benefit of $7 million in retained earnings. Quarter-end book value per share totaled $23.05 and the non-GAAP measure of tangible book value per share measured $22.39. Capital metrics remained strong, with equity/assets measuring 9.2% and the non-GAAP measure of tangible equity/tangible assets was 9.0%. The Common Equity Tier 1 Ratio improved to 14.2% from 13.8% during the quarter.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 and MARCH 31, 2020

Summary: The Company recorded first quarter net income of $13 million, or $0.26 per share in 2021, compared to a loss of $20 million, or $0.40 per share in 2020. The largest contributor to the $31 million improvement in pre-tax income from continuing operations was a $28 million reduction in the provision of credit losses on loans compared to the large provision made in the first quarter of 2020 reflecting the emergence of expected future pandemic related credit losses. Additionally, a $10 million charge was recorded in the first quarter of 2020 due to unrealized losses on equity securities as a result of the severe stock market contraction that initially resulted from the pandemic. While this charge did not recur in 2021, the income benefit was partially offset by a $7 million year-over-year increase in expenses related to branch restructuring and professional services. The total net loss in the first quarter of 2020 also reflected an $8 million loss on discontinued national mortgage banking operations. The Company’s non-GAAP measure of adjusted earnings excludes discontinued operations, securities gains and losses, and restructuring expenses. First quarter adjusted net income measured $16 million, or $0.32 per share in 2021, compared to an adjusted loss of $4 million, or $0.07 per share, in 2020. This $20 million improvement was primarily due to the $21 million after-tax reduction in the credit loss provision, offset by higher operating expenses in 2021.

The first quarter efficiency ratio moved adversely to 71% in 2021 compared to 67% in 2020. The first quarter 2020 return on assets was a loss due primarily to the credit loss provision. The first quarter 2021 GAAP return on assets measured 0.42%, and the non-GAAP measure of adjusted return on assets measured 0.51%

Revenue: Total first quarter net revenue from continuing operations increased year-over-year by $9 million due to the $10 million loss on equity securities in 2020 that resulted from the stock market decline as the pandemic led to widespread shutdowns. Excluding securities gains and losses, net revenue from continuing operations was unchanged at $101 million. An $11 million decrease in net interest income was offset by an $11 million increase in non-interest income excluding securities gains and losses.

Net Interest Income: Following the approximate 150 basis point downward parallel shock in interest rates near the end of the first quarter of 2020, net interest income decreased by 10% from $86 million in the first quarter of 2020 to $76 million in the following quarter. The net interest margin decreased from 3.04% to 2.62% for these respective periods. The quarterly net interest margin has remained generally stable since the second quarter of 2020, measuring 2.62% in the most recent quarter. For this period, net interest income decreased 3% to $75 million in the most recent quarter. Net interest income in the most recent period included a $3.5 million benefit from the recognition of deferred origination revenue related to PPP loans that were forgiven during the period. The balance of unamortized deferred PPP revenue decreased from $13 million to $7 million. Most of this balance is expected to be recognized in income as additional PPP loans are forgiven in upcoming quarters. The total impact of PPP loans on the net interest margin, including the 1% coupon on the loans, was an increase in the margin of 11 basis points in the most recent quarter. The effect of purchase accounting accretion from past bank acquisitions was to provide 5 basis points of margin benefit in the most recent quarter.

Over the last year, the yield on earning assets has declined steadily from 4.08% in the first quarter of 2020 to 3.07% in the first quarter of 2021, due to asset yield compression in the low rate environment as well as to a shift in mix from loans towards low yielding short-term investments. The cost of funds decreased from 1.11% to 0.48% over this time and the cost of deposits decreased from 0.96% to 0.36%. The cost of deposits has benefited from growth in demand deposits and decreases in higher cost brokered deposits and maturing retail time deposits. The cost of funds has also benefited from the paydown of borrowings. The quarterly cost of borrowings increased slightly due to the higher remaining proportional impact of subordinated debt as shorter term FHLBB borrowings are paid down.

Non-Interest Income: First quarter non-interest income excluding gains and losses increased year-over-year by $11 million to $26 million from $15 million. This was primarily due to an $8 million swing in changes in the fair value of financial instruments related to mortgage servicing rights, outstanding interest rate swap derivatives, and fair valued loans. Due to the decrease in interest rates in the first quarter of 2020, these impacts resulted in a total of $5 million in charges against non-interest income. In the most recent quarter, due to the increase in interest rates, these impacts provided a $3 million benefit to non-interest income. Fees related to the $206 million in PPP loan applications in the most recent quarter generated a $1.5 million fee revenue benefit during the quarter. The PPP program in 2021 is scheduled to be completed in May, and the Company does not expect material revenue from this program after the first quarter. Higher volumes in other lending related activities offset lower overdraft fees as a result of lower overdraft activity, which reflects consumer benefits from stimulus payments received during the quarter and previously.

Credit Loss Provision Expense: The first quarter provision decreased year-over-year to $6.5 million from $35 million. The expense in 2020 reflected the initial recognition of expected credit losses from the emergence of the pandemic. In the first quarter of 2021, the allowance balance decreased and the ratio of the allowance to loans was little changed. The amount of the provision could decrease in the future if expectations for economic factors and/or loan performance improve. The amount of the provision could increase if these expectations worsen. The provision may also be affected by changes in the size or mix of the loan portfolio.

Non-Interest Expense and Tax Expense: Total first quarter non-interest expense increased year-over-year by $7 million to $78 million from $71 million. Excluding $3 million in restructuring and other expense, the non-GAAP measure of adjusted expense increased year-over-year by $4 million to $75 million from $71 million. This was primarily due to higher professional services expense, which included $3 million in 2021 for legal, financial, and other advisory services related to management and board matters during the most recent quarter. A $2 million increase in compensation expense was offset by a $2 million decrease in the category of all other expense. Compensation expense increased due to higher business development accruals and severance expense. The decrease in all other expense was primarily related to lower loan workout and other commercial lending expense.

During the most recent quarter, the Company completed the consolidation of nine branch offices, reducing its total branch count from 130 offices at the start of the quarter to 121 offices at the end of the quarter. Full-time equivalent staff decreased to 1,467 positions at March 31, 2021, compared to 1,505 positions at year-end 2020. Full-time equivalent staff in continuing operations totaled 1,548 positions at the end of the first quarter of 2020. The first quarter 2021 effective tax rate was 22% due to a seasonal decrease in tax credit investments recorded during the quarter. In the first quarter of 2020, the Company received an effective tax benefit on continuing operations of 14% due to the $14 million pre-tax loss on continuing operations recorded in that period.

Discontinued Operations: In the fourth quarter of 2020, the Company completed the exit of its national mortgage banking operations. These operations generated a net loss of $20 million in 2020, of which $8 million was recorded in the first quarter of 2020. These operations are excluded from the Company’s measures of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. The decrease in interest rates in 2020 resulted in $19 million in other net comprehensive income and the increase in medium term interest rates in 2021 resulted in a $20 million other net comprehensive loss.

Liquidity and Cash Flows: The primary source of cash in the first quarter of 2021 was the decrease in total loans, and the primary use of cash was an increase in short-term investments. Growth in demand deposits contributed to the paydown of maturing wholesale funds. As a result, liquidity improved, with short-term investments increasing to 14% of total assets and total investments increasing to 32% of assets, from 11% and 29%, respectively, at the start of the year. The ratio of loans to deposits decreased to 75% from 79%. The ratio of wholesale funds to assets decreased to 7% from 9%. The Company expects to use approximately $300 million in liquidity to close the planned branch sale in the second quarter. The Company also expects that the majority of the remaining $444 million of outstanding PPP loans are expected to be repaid by the SBA through loan forgiveness in the coming months. The Company expects to repay approximately $475 million in maturing wholesale funds over the rest of the year.

At period-end, unused borrowing capacity at the FHLBB was $1.4 billion, compared to $1.0 billion at the start of the year. Borrowing availability at the Fed discount window was $0.6 billion and $0.8 billion for these dates respectively. Total cash held by the holding company was $92 million and $84 million for these respective dates. The Company targets to use cash at the holding company together with dividends from the Bank to fund dividends and stock repurchases over the coming year.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

The Company views its regulatory capital measures as providing it with a cushion of excess capital in relation to its operating condition and risk profile, and compared to peers. The Company’s last stock repurchase authorization was allowed to expire in 2020 without completion, due to the emergence of the pandemic. This authorization had been approved to facilitate the return of capital to shareholders as a result of planned reductions in the balance sheet which released capital that had been used to support loans and other assets which were no longer viewed as contributing to the Company’s strategic direction.

On April 28, 2021, the Company announced that its Board had approved a stock repurchase program pursuant to which the Company may repurchase up to 2,500,000 shares of its common stock through April 30, 2022. This represents approximately 5% of its outstanding shares as of March 31, 2021. The authorization does not constitute a commitment to repurchase shares. The Company may conduct the repurchases through open market purchases, block trades, unsolicited negotiated transactions, pursuant to a trading plan that may be adopted in accordance with Securities and Exchange Commission (“SEC”) Rule 10b5-1, or in any other manner that complies with the provisions of the Securities Exchange Act of 1934, as amended.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2021.

Fair Value Measurements: Fair value measurements are discussed in the related financial statement footnote. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was estimated at $243 million, or 3.2% of loans, compared to $289 million, or 3.6% of loans, at year-end 2020. The decrease in the premium value was primarily due to the increase in medium term interest rates during the period. Of note, the fair value of non-maturity deposits is made equal to their cost basis under accounting guidelines, and this value does not reflect any factors related to market and economic conditions as of the measurement date.

CORPORATE RESPONSIBILITY UPDATE

Berkshire is committed to purpose-driven, community-dedicated banking that enhances value for all its stakeholders. Learn more about the steps Berkshire is taking at www.berkshirebank.com/csr and in its most recent Corporate Responsibility Report.

Key developments in the quarter include:
•Corporate Responsibility Report- Earlier this month, the Company released its 2020 Corporate Responsibility Report, Meaningful Moments: Answering the Call. The report highlights how the Company’s 175 year heritage guided its response to the COVID-19 pandemic as well as its environmental, social, and governance performance. Berkshire seeks to enhance its purpose-driven, community-dedicated approach to banking to be the leading socially responsible bank in the communities it serves.
•Chief Diversity Officer- As the Bank continues to build on its efforts to be a diverse, inclusive and equitable Company, it has appointed Angela Dixon, a 30-year veteran in the Human Resources and the Diversity, Equity, Inclusion space to the role of Chief Diversity Officer. As Chief Diversity Officer, Dixon will be responsible for driving the Company’s diversity, equity and inclusion strategy in collaboration with executive management and each of Berkshire’s business lines. She will also work to enhance the impact of Berkshire’s existing diversity initiatives and programs.
•Bloomberg Gender Equality Index – Berkshire Bank's focus on diversity, ensuring gender equality and pay equity was highlighted as Bloomberg announced the company would be included in the 2021 Bloomberg Gender-Equality Index (GEI) for the second consecutive year. The GEI tracks the performance of public companies committed to disclosing their efforts to support gender equality through policy development, representation and transparency and rewards the top performing companies with inclusion in the index.
•Human Rights Campaign Best Places to Work for LGBTQ Equality- Berkshire received the top adjusted score of 100 on the Human Rights Campaign Foundation’s 2021 Corporate Equality Index (CEI), the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ workplace equality. The CEI rates employers providing these crucial protections across four central pillars including non-discrimination policies; equitable benefits for LGBTQ workers and their families; supporting an inclusive culture; and corporate social responsibility

APPLICATION OF CRITICAL ACCOUNTING POLICIES
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

Management has identified the Company's most critical accounting policies as related to:
•    Allowance for Credit Losses
•    Fair Value of Financial Instruments

These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these most critical accounting policies were significant in determining income and financial condition based on events in 2021.

ENTERPRISE RISK MANAGEMENT
Following sections of this report on Form 10-Q include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, compliance, and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management and Capital Committee. The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting. Based on management's recent review, all risks were within corporate appetites. Increases in risks were noted for credit risk and compliance risk over the past year due largely to the pandemic; liquidity risks were declining due to elevated liquid assets. For all material business risks, residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company.

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

The Company’s asset sensitivity increased in the first quarter of 2021. This reflected the impact of loan portfolio runoff reinvested in short-term investments, as well as the increase in demand deposits which were used to paydown short-term wholesale borrowings. The percentage change in net interest income in the second year of a 200 basis point upward parallel ramp in interest rates increased to 10.8%, compared to 4.0% at the end of 2020. At period-end, the Company was positively sensitive to upward shocks, with the year one impact of an up 200 basis point shock being in the same range as the year two ramp impact cited above. Additionally, the Company’s model indicates that net interest income is positively sensitive to a yield curve twist that results in a steepening of the yield curve compared to conditions at first quarter period-end.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no other major changes in risk factors identified during the first quarter of 2021.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2021 and 2020 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2021:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2021	—	$—	—	—
February 1-28, 2021	—	—	—	—
March 1-31, 2021	—	—	—	—
Total	—	$—	—	—

On April 28, 2021, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company may repurchase up to 2,500,000 shares of its common stock through April 30, 2022. This represents approximately 5% of its outstanding shares as of March 31, 2021.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
10.1	Employment Agreement between Berkshire Hills Bancorp, Inc., Berkshire Bank and Nitin J. Mhatre dated January 21, 2021 (5)
10.2	Cooperation Agreement, dated March 7, 2021, by and between Berkshire Hills Bancorp, Inc. and HoldCo Asset Management, LP. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.
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
(5)    Incorporated herein by reference from Exhibit 10.1 to the Form 8-K as filed on January 26, 2021.
(6)    Incorporated herein by reference from Exhibit 10.1 to the Form 8-K as filed on March 8, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2021	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Subhadeep Basu
Subhadeep Basu
Senior Executive Vice President, Chief Financial Officer