Form 10-Q
period 2021-06-30
BERKSHIRE HILLS BANCORP INC
filed 2021-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 6, 2021, the Registrant had 48,928,716 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In thousands, except share data)
Assets
Cash and due from banks	$98,262	$91,219
Short-term investments	1,728,419	1,466,656
Total cash and cash equivalents	1,826,681	1,557,875

Trading security, at fair value	8,853	9,708
Marketable equity securities, at fair value	15,709	18,513
Securities available for sale, at fair value	1,640,512	1,695,232
Securities held to maturity (fair values of $685,370 and $491,855)	665,786	465,091
Federal Home Loan Bank stock and other restricted securities	19,638	34,873
Total securities	2,350,498	2,223,417
Less: Allowance for credit losses on held to maturity securities	(130)	(104)
Net securities	2,350,368	2,223,313

Loans held for sale	6,494	17,748

Total loans	7,232,591	8,081,519
Less: Allowance for credit losses on loans	(119,044)	(127,302)
Net loans	7,113,547	7,954,217

Premises and equipment, net	104,680	112,663
Other real estate owned	85	149
Other intangible assets	32,203	34,819
Cash surrender value of bank-owned life insurance policies	235,426	232,695
Other assets	327,265	387,230
Assets held for sale	276,576	317,304
Total assets	$12,273,325	$12,838,013

Liabilities
Demand deposits	$2,819,012	$2,484,249
NOW and other deposits	1,696,762	1,003,005
Money market deposits	2,398,256	3,371,353
Savings deposits	1,065,428	972,116
Time deposits	1,934,442	2,385,085
Total deposits	9,913,900	10,215,808
Short-term debt	—	40,000
Long-term Federal Home Loan Bank advances and other	217,847	434,357
Subordinated borrowings	97,396	97,280
Total borrowings	315,243	571,637
Other liabilities	222,105	232,730
Liabilities held for sale	646,688	630,065
Total liabilities	$11,097,936	$11,650,240
(continued)
	June 30, 2021	December 31, 2020

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 50,452,740 shares outstanding in 2021; 51,903,190 shares issued and 50,833,087 shares outstanding in 2020)	528	528
Additional paid-in capital - common stock	1,423,083	1,427,239
Unearned compensation	(11,006)	(6,245)
Retained earnings (deficit)	(210,994)	(233,344)
Accumulated other comprehensive income	14,772	30,871
Treasury stock, at cost (1,450,450 shares in 2021 and 1,070,103 shares in 2020)	(40,994)	(31,276)
Total shareholders’ equity	1,175,389	1,187,773
Total liabilities and shareholders’ equity	$12,273,325	$12,838,013
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income from continuing operations
Loans	$73,921	$90,876	$149,854	$192,571
Securities and other	11,443	12,812	23,663	27,312
Total interest and dividend income	85,364	103,688	173,517	219,883
Interest expense from continuing operations
Deposits	6,981	20,552	16,564	44,390
Borrowings	2,990	5,546	6,467	11,475
Total interest expense	9,971	26,098	23,031	55,865
Net interest income from continuing operations	75,393	77,590	150,486	164,018
Non-interest income from continuing operations
Deposit related fees	7,508	5,373	14,634	13,320
Loan fees and revenue	7,431	5,717	17,677	7,019
Insurance commissions and fees	2,292	2,767	5,422	5,791
Wealth management fees	2,519	2,057	5,291	4,627
Mortgage banking originations	534	1,644	1,336	2,603
Total fee income	20,284	17,558	44,360	33,360
Other, net	2,211	(999)	4,359	(1,435)
(Loss)/gain on securities, net	(484)	822	(515)	(8,908)
Total non-interest income	22,011	17,381	48,204	23,017
Total net revenue from continuing operations	97,404	94,971	198,690	187,035
Provision for credit losses	—	29,871	6,500	64,678
Non-interest expense from continuing operations
Compensation and benefits	36,970	39,403	75,705	76,312
Occupancy and equipment	10,599	10,195	21,623	21,327
Technology and communications	8,214	7,755	16,807	15,836
Marketing and promotion	518	902	1,113	2,067
Professional services	3,701	2,565	10,315	5,285
FDIC premiums and assessments	927	1,658	2,047	3,140
Other real estate owned and foreclosures	(26)	14	(24)	41
Amortization of intangible assets	1,297	1,558	2,616	3,138
Goodwill impairment	—	553,762	—	553,762
Acquisition, restructuring, and other expenses	6	—	3,492	—
Other	6,666	6,463	13,332	14,692
Total non-interest expense	68,872	624,275	147,026	695,600

Income/(loss) from continuing operations before income taxes	$28,532	$(559,175)	$45,164	$(573,243)
Income tax expense/(benefit)	6,896	(16,130)	10,497	(18,126)
Net income/(loss) from continuing operations	$21,636	$(543,045)	$34,667	$(555,117)

(Loss) from discontinued operations before income taxes	$—	$(8,635)	$—	$(19,264)
Income tax (benefit)	—	(2,299)	—	(5,130)
Net (loss) from discontinued operations	$—	$(6,336)	$—	$(14,134)

Net income/(loss)	$21,636	$(549,381)	$34,667	$(569,251)
Preferred stock dividend	—	130	—	255
Income/(loss) available to common shareholders	$21,636	$(549,511)	$34,667	$(569,506)
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings/(loss) per common share:
Continuing operations	$0.43	$(10.80)	$0.69	$(11.05)
Discontinued operations	—	(0.13)	—	(0.28)
Total	$0.43	$(10.93)	$0.69	$(11.33)

Diluted earnings/(loss) per common share:
Continuing operations	$0.43	$(10.80)	$0.69	$(11.05)
Discontinued operations	—	(0.13)	—	(0.28)
Total	$0.43	$(10.93)	$0.69	$(11.33)

Weighted average shares outstanding:
Basic	50,321	50,246	50,327	50,228
Diluted	50,608	50,246	50,588	50,228
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income/(loss)	$21,636	$(549,381)	$34,667	$(569,251)
Other comprehensive income, before tax:
Changes in unrealized gain on debt securities available-for-sale	5,394	2,999	(21,619)	28,614
Income taxes related to other comprehensive income:
Changes in unrealized gain on debt securities available-for-sale	(1,343)	(777)	5,520	(7,368)
Total other comprehensive income/(loss)	4,051	2,222	(16,099)	21,246
Total comprehensive income/(loss)	$25,687	$(547,159)	$18,568	$(548,005)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at March 31, 2020	261	$20,325	50,199	$523	$1,427,800	$(9,764)	$304,442	$31,017	$(52,065)	$1,722,278
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(549,381)	—	—	(549,381)
Other comprehensive income	—	—	—	—	—	—	—	2,222	—	2,222
Total comprehensive (loss)	—	—	—	—	—	—	(549,381)	2,222	—	(547,159)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	—	—	(12,100)	—	—	(12,100)
Cash dividends declared on preferred shares ($0.48 per share)	—	—	—	—	—	—	(130)	—	—	(130)
Forfeited shares	—	—	(3)	—	(72)	110	—	—	(38)	—
Exercise of stock options	—	—	9	—	—	—	(180)	—	268	88
Restricted stock grants	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,356	—	—	—	1,356
Other, net	—	—	(13)	—	—	—	(3)	—	(190)	(193)
Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140

Balance at March 31, 2021	—	$—	50,988	$528	$1,424,349	$(7,722)	$(226,516)	$10,721	$(26,221)	$1,175,139
Comprehensive income:
Net income	—	—	—	—	—	—	21,636	—	—	21,636
Other comprehensive income	—	—	—	—	—	—	—	4,051	—	4,051
Total comprehensive income	—	—	—	—	—	—	21,636	4,051	—	25,687
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	—	—	(6,100)	—	—	(6,100)
Treasury shares repurchased	—	—	(745)	—	—	—	—	—	(20,750)	(20,750)
Forfeited shares	—	—	(11)	—	45	238	—	—	(283)	—
Exercise of stock options	—	—	2	—	—	—	(14)	—	69	55
Restricted stock grants	—	—	229	—	(1,314)	(5,127)	—	—	6,441	—
Stock-based compensation	—	—	—	—	—	1,605	—	—	—	1,605
Other, net	—	—	(10)	—	3	—	—	—	(250)	(247)
Balance at June 30, 2021	—	$—	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(569,251)	—	—	(569,251)
Other comprehensive income	—	—	—	—	—	—	—	21,246	—	21,246
Total comprehensive (loss)	—	—	—	—	—	—	(569,251)	21,246	—	(548,005)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.48 per share)	—	—	—	—	—	—	(24,150)	—	—	(24,150)
Cash dividends declared on preferred shares ($0.96 per share)	—	—	—	—	—	—	(255)	—	—	(255)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(14)	—	(156)	485	—	—	(329)	—
Exercise of stock options	—	—	33	—	—	—	(395)	—	1,002	607
Restricted stock grants	—	—	108	—	52	(3,133)	—	—	3,081	—
Stock-based compensation	—	—	—	—	—	2,815	—	—	—	2,815
Other, net	—	—	(28)	—	—	—	(3)	—	(580)	(583)
Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140

Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	—	—	34,667	—	—	34,667
Other comprehensive (loss)	—	—	—	—	—	—	—	(16,099)	—	(16,099)
Total comprehensive income	—	—	—	—	—	—	34,667	(16,099)	—	18,568
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	—	—	(12,224)	—	—	(12,224)
Treasury shares repurchased	—	—	(745)	—	—	—	—	—	(20,750)	(20,750)
Forfeited shares	—	—	(62)	—	(190)	1,570	—	—	(1,380)	—
Exercise of stock options	—	—	7	—	—	—	(93)	—	217	124
Restricted stock grants	—	—	439	—	(3,974)	(8,612)	—	—	12,586	—
Stock-based compensation	—	—	—	—	—	2,281	—	—	—	2,281
Other, net	—	—	(19)	—	8	—	—	—	(391)	(383)
Balance at June 30, 2021	—	$—	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income/(loss) from continuing operations	$34,667	$(555,117)
Net (loss) from discontinued operations	—	(14,134)
Net income/(loss)	$34,667	$(569,251)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	6,500	64,678
Net amortization of securities	748	1,363
Change in unamortized net loan costs and premiums	(5,410)	19,486
Premises and equipment depreciation and amortization expense	5,636	5,908
Stock-based compensation expense	2,281	2,815
Accretion of purchase accounting entries, net	(3,555)	(5,555)
Amortization of other intangibles	2,616	3,138
Income from cash surrender value of bank-owned life insurance policies	(2,731)	(2,471)
Securities losses, net	515	8,908
Net change in loans held-for-sale	8,164	(10,668)
Loss on disposition of assets	2,811	—
Gain on sale of real estate	(33)	13
Amortization of interest in tax-advantaged projects	207	1,586
Goodwill impairment	—	553,762
Net change in other	11,319	(24,022)
Net cash provided by operating activities of continuing operations	63,735	63,824
Net cash provided by operating activities of discontinued operations	—	113,332
Net cash provided by operating activities	63,735	177,156

Cash flows from investing activities:
Net decrease in trading security	384	363
Purchases of marketable equity securities	—	(17,631)
Proceeds from sales of marketable equity securities	2,849	18,458
Purchases of securities available for sale	(268,923)	(315,949)
Proceeds from sales of securities available for sale	—	7,646
Proceeds from maturities, calls, and prepayments of securities available for sale	305,361	190,348
Purchases of securities held to maturity	(219,004)	(1,372)
Proceeds from maturities, calls, and prepayments of securities held to maturity	17,320	23,179
Net change in loans	831,505	85,908
Net change in Mid-Atlantic region loans held for sale	47,131	—
Proceeds from surrender of bank-owned life insurance	—	553
Purchase of Federal Home Loan Bank stock	—	(6,741)
Proceeds from redemption of Federal Home Loan Bank stock	15,235	8,621
Net investment in limited partnership tax credits	—	(5,854)
Purchase of premises and equipment, net	(1,606)	(4,493)
Proceeds from sales of seasoned commercial loan portfolios	14,749	—
Proceeds from sale of other real estate	142	171
Net cash provided by investing activities	745,143	(16,793)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2021	2020
(continued)
Net investing cash flows from discontinued operations	—	—
Cash flows from financing activities:
Net (decrease)/increase in deposits	(301,908)	442,380
Net increase in Mid-Atlantic region deposits held for sale	15,590	—
Proceeds from Federal Home Loan Bank advances and other borrowings	—	326,277
Repayments of Federal Home Loan Bank advances and other borrowings	(256,555)	(337,287)
Purchase of treasury stock	(20,750)	(473)
Exercise of stock options	124	607
Common and preferred stock cash dividends paid	(6,124)	(12,175)
Settlement of derivative contracts with financial institution counterparties	29,551	(115,369)
Net cash used by financing activities	(540,072)	303,960

Net change in cash and cash equivalents	268,806	464,323

Cash and cash equivalents at beginning of period	1,557,875	579,829

Cash and cash equivalents at end of period	$1,826,681	$1,044,152

Supplemental cash flow information:
Interest paid on deposits	$18,515	$50,037
Interest paid on borrowed funds	6,864	12,168
Income taxes (refunded) paid, net	(1,110)	396

Other non-cash changes:
Other net comprehensive income	$(16,099)	$21,246
Change in shareholder dividend payable	6,100	12,230
Impact to retained earnings from adoption of ASC 326, net of tax	—	24,380
Reclass of seasoned loan portfolios to held-for-sale, net	11,660	15,549
Real estate owned acquired in settlement of loans	—	224

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

As of June 30, 2021 and December 31, 2020, there were no assets or liabilities related to the discontinued operations of FCLS.

The following presents operating results of the discontinued operations of FCLS for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest income	$—	$764	$—	$1,493
Interest expense	—	105	—	387
Net interest income	—	659	—	1,106
Non-interest income	—	(5,247)	—	(3,889)
Total net revenue	—	(4,588)	—	(2,783)
Non-interest expense	—	4,047	—	16,481
(Loss) from discontinued operations before income taxes	—	(8,635)	—	(19,264)
Income tax (benefit)	—	(2,299)	—	(5,130)
Net (loss) from discontinued operations	$—	$(6,336)	$—	$(14,134)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mid-Atlantic Branch Sale
The Company has entered into an agreement to sell its eight Mid-Atlantic branches to Investors Bank of Short Hills, New Jersey, subject to customary regulatory approvals. The sale is targeted for completion in the second half of 2021. The branch sale includes loans with a total balance of $253 million and deposit accounts with a total balance of $633 million as of June 30, 2021. These balances are included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheets. The buyer has agreed to pay a premium equal to 3.0% of the final deposit balance transferred. The sale includes all branch premises and equipment, and the agreement provides that the buyer intends to offer employment to all associated staff. Berkshire expects to complete the net transfer with funds from short-term investments. The branch sale will have no effect on Berkshire’s Mid-Atlantic specialized commercial lending operations, including SBA lending at its 44 Business Capital Division and its asset-based lending relationships.

The following is a summary of the assets and liabilities held for sale at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Assets
Loans	$253,468	$300,599
Other assets	23,108	16,705
Total assets	$276,576	$317,304
Liabilities
Deposits	$632,967	$617,377
Other liabilities	13,721	12,688
Total liabilities	$646,688	$630,065

NOTE 3.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $8.3 million and $8.7 million, and a fair value of $8.9 million and $9.7 million, at June 30, 2021 and December 31, 2020, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2021
Securities available for sale
Municipal bonds and obligations	$79,341	$6,300	$—	$85,641	$—
Agency collateralized mortgage obligations	755,840	12,266	(3,007)	765,099	—
Agency mortgage-backed securities	427,307	2,650	(4,915)	425,042	—
Agency commercial mortgage-backed securities	258,204	5,988	(1,573)	262,619	—
Corporate bonds	50,054	1,152	(49)	51,157	—
Other bonds and obligations	49,473	1,489	(8)	50,954	—
Total securities available for sale	1,620,219	29,845	(9,552)	1,640,512	—
Securities held to maturity
Municipal bonds and obligations	288,130	18,629	(507)	306,252	90
Agency collateralized mortgage obligations	161,841	4,703	(2,014)	164,530	—
Agency mortgage-backed securities	62,900	125	(1,022)	62,003	—
Agency commercial mortgage-backed securities	149,571	1,017	(1,378)	149,210	—
Tax advantaged economic development bonds	3,050	40	(9)	3,081	40
Other bonds and obligations	294	—	—	294	—
Total securities held to maturity	665,786	24,514	(4,930)	685,370	130
Marketable equity securities	15,707	126	(124)	15,709	—
Total	$2,301,712	$54,485	$(14,606)	$2,341,591	$130

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2020
Securities available for sale
Municipal bonds and obligations	$90,273	$7,530	$—	$97,803	$—
Agency collateralized mortgage obligations	740,225	16,836	(235)	756,826	—
Agency mortgage-backed securities	433,311	4,954	(133)	438,132	—
Agency commercial mortgage-backed securities	278,990	9,835	(175)	288,650	—
Corporate bonds	59,098	942	(10)	60,030	—
Other bonds and obligations	52,080	1,719	(8)	53,791	—
Total securities available for sale	1,653,977	41,816	(561)	1,695,232	—
Securities held to maturity
Municipal bonds and obligations	246,520	20,106	—	266,626	64
Agency collateralized mortgage obligations	153,561	5,989	(171)	159,379	—
Agency mortgage-backed securities	35,865	198	(29)	36,034	—
Agency commercial mortgage-backed securities	25,481	590	(12)	26,059	—
Tax advantaged economic development bonds	3,369	93	—	3,462	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	465,091	26,976	(212)	491,855	104
Marketable equity securities	18,061	767	(315)	18,513	—
Total	$2,137,129	$69,559	$(1,088)	$2,205,600	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2021	$71	$40	$111
Provision for credit losses	19	—	19
Balance at June 30, 2021	$90	$40	$130

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2020	$83	$58	$141
Provision for credit losses - reversal	(21)	(7)	(28)
Balance at June 30, 2020	$62	$51	$113

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Impact of ASC 326 adoption	—	—	—
Provision for credit losses	26	—	26
Balance at June 30, 2021	$90	$40	$130

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision for credit losses - reversal	(21)	(175)	(196)
Balance at June 30, 2020	$62	$51	$113

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

As of June 30, 2021, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$31,834	$31,860	$1,764	$1,766
Over 1 year to 5 years	4,984	5,093	4,292	4,334
Over 5 years to 10 years	57,108	58,596	23,379	24,183
Over 10 years	84,942	92,203	262,039	279,344
Total bonds and obligations	178,868	187,752	291,474	309,627
Mortgage-backed securities	1,441,351	1,452,760	374,312	375,743
Total	$1,620,219	$1,640,512	$665,786	$685,370

During the three months ended June 30, 2021, purchases of AFS securities totaled $165.0 million. During the six months ended June 30, 2021, purchases of AFS securities totaled $268.9 million. During the three and six months ended June 30, 2021, there were no sales of AFS securities. During the three months ended June 30, 2020, purchases of AFS securities totaled $155.0 million and the proceeds from the sale of AFS securities totaled $4.1 million. During the six months ended June 30, 2020, purchases of AFS securities totaled $315.9 million and the proceeds from the sale of AFS securities totaled $7.6 million. During the three and six months ended June 30, 2021, there were no gross gains or losses on AFS securities. During the three months ended June 30, 2020, there were $1 thousand gross gains on AFS securities and there were no gross losses. During the six months ended June 30, 2020, there were $1 thousand gross gains on AFS securities and gross losses totaled $1 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2021
Securities available for sale
Agency collateralized mortgage obligations	$3,007	$262,830	$—	$—	$3,007	$262,830
Agency mortgage-backed securities	4,907	297,679	8	334	4,915	298,013
Agency commercial mortgage-backed securities	1,383	94,708	190	7,713	1,573	102,421
Corporate bonds	49	9,115	—	—	49	9,115
Other bonds and obligations	—	—	8	903	8	903
Total securities available for sale	$9,346	$664,332	$206	$8,950	$9,552	$673,282

Securities held to maturity
Municipal bonds and obligations	$507	$30,801	$—	$—	$507	$30,801
Agency collateralized mortgage obligations	2,014	81,140	—	—	2,014	81,140
Agency mortgage-backed securities	1,022	58,170	—	—	1,022	58,170
Agency commercial mortgage-backed securities	1,378	92,573	—	—	1,378	92,573
Tax advantaged economic development bonds	9	1,329	—	—	9	1,329
Total securities held to maturity	4,930	264,013	—	—	4,930	264,013
Total	$14,276	$928,345	$206	$8,950	$14,482	$937,295

December 31, 2020
Securities available for sale
Agency collateralized mortgage obligations	$235	$77,898	$—	$—	$235	$77,898
Agency mortgage-backed securities	131	39,939	2	256	133	40,195
Agency commercial mortgage-backed securities	175	51,435	—	—	175	51,435
Corporate bonds	10	4,875	—	—	10	4,875
Other bonds and obligations	—	—	8	1,030	8	1,030
Total securities available for sale	$551	$174,147	$10	$1,286	$561	$175,433

Securities held to maturity
Agency collateralized mortgage obligations	$171	$25,048	$—	$—	$171	$25,048
Agency mortgage-backed securities	29	20,710	—	—	29	20,710
Agency commercial mortgage-backed securities	12	10,216	—	—	12	10,216
Total securities held to maturity	212	55,974	—	—	212	55,974
Total	$763	$230,121	$10	$1,286	$773	$231,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2021:

AFS collateralized mortgage obligations
At June 30, 2021, 27 of the 258 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2021, 29 of the 125 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2021, 4 of the 16 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. Aggregate unrealized losses represents 0.5% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At June 30, 2021, 2 of the 6 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.8% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM municipal bonds and obligations
At June 30, 2021, 23 of the 221 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2021, 6 of the 14 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.4% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM commercial and residential mortgage-backed securities
At June 30, 2021, 12 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 1.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2021, 1 out of 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 0.7% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2021	December 31, 2020
Construction	$428,596	$454,513
Commercial multifamily	499,391	483,350
Commercial real estate owner occupied	558,483	552,413
Commercial real estate non-owner occupied	2,150,608	2,119,263
Commercial and industrial	1,436,207	1,943,164
Residential real estate	1,659,481	1,931,681
Home equity	269,610	293,981
Consumer other	230,215	303,154
Total loans	$7,232,591	$8,081,519

Allowance for credit losses	119,044	127,302
Net loans	$7,113,547	$7,954,217

As of June 30, 2021 and December 31, 2020, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $173.2 million and $633.3 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three and six months ended June 30, 2021, the Company reclassified $2.2 million and $11.7 million of commercial loans, reflecting its intent to sell these loans. These loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Credit Losses for Loans
The Allowance for Credit Losses for Loans (“ACLL”) is comprised of the allowance for loan losses, and the allowance for unfunded commitments is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2021
Construction	$4,397	$—	$4,397	$—	$—	$(478)	$3,919
Commercial multifamily	6,351	—	6,351	(115)	95	866	7,197
Commercial real estate owner occupied	14,257	—	14,257	(227)	40	(828)	13,242
Commercial real estate non-owner occupied	34,561	—	34,561	(2,561)	178	(1,863)	30,315
Commercial and industrial	26,071	—	26,071	(3,585)	1,266	4,473	28,225
Residential real estate	25,800	—	25,800	(220)	667	(2,604)	23,643
Home equity	5,749	—	5,749	(164)	15	(168)	5,432
Consumer other	6,614	—	6,614	(375)	249	583	7,071
Total allowance for credit losses	$123,800	$—	$123,800	$(7,247)	$2,510	$(19)	$119,044

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2020
Construction	$4,573	$—	$4,573	$—	$—	$3,206	$7,779
Commercial multifamily	4,453	—	4,453	(50)	—	(104)	4,299
Commercial real estate owner occupied	11,607	—	11,607	(2,237)	610	1,572	11,552
Commercial real estate non-owner occupied	28,863	—	28,863	—	88	5,756	34,707
Commercial and industrial	24,502	—	24,502	(3,370)	2,218	(254)	23,096
Residential real estate	26,057	—	26,057	(959)	125	13,781	39,004
Home equity	7,780	—	7,780	(157)	97	301	8,021
Consumer other	5,675	—	5,675	(501)	121	5,641	10,936
Total allowance for credit losses	$113,510	$—	$113,510	$(7,274)	$3,259	$29,899	$139,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2021
Construction	$5,111	$—	$5,111	$—	$—	$(1,192)	$3,919
Commercial multifamily	5,916	—	5,916	(239)	157	1,363	7,197
Commercial real estate owner occupied	12,380	—	12,380	(603)	52	1,413	13,242
Commercial real estate non-owner occupied	35,850	—	35,850	(9,220)	304	3,381	30,315
Commercial and industrial	25,013	—	25,013	(6,905)	1,911	8,206	28,225
Residential real estate	28,491	—	28,491	(598)	1,104	(5,354)	23,643
Home equity	6,482	—	6,482	(240)	39	(849)	5,432
Consumer other	8,059	—	8,059	(903)	409	(494)	7,071
Total allowance for credit losses	$127,302	$—	$127,302	$(18,708)	$3,976	$6,474	$119,044

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$5,408	$7,779
Commercial multifamily	4,413	(1,842)	2,571	(50)	—	1,778	4,299
Commercial real estate owner occupied	4,880	6,062	10,942	(8,613)	868	8,355	11,552
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	135	7,162	34,707
Commercial and industrial	20,099	(2,189)	17,910	(8,284)	3,620	9,850	23,096
Residential real estate	9,970	6,799	16,769	(1,131)	221	23,145	39,004
Home equity	1,470	4,884	6,354	(234)	99	1,802	8,021
Consumer other	3,686	861	4,547	(1,259)	274	7,374	10,936
Total allowance for credit losses	$63,575	$25,434	$89,009	$(19,706)	$5,217	$64,874	$139,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2021 was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$7,829	$8,593
Expense for credit losses	—	—
Balance at end of period	$7,829	$8,593

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$7,629	$100
Impact of adopting ASC 326	—	7,993
Sub-Total	7,629	8,093
Expense for credit losses	200	500
Balance at end of period	$7,829	$8,593

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2021
Construction
Risk rating
Pass	$35,596	$51,635	$223,937	$74,435	$30,941	$2,060	$250	$—	$418,854
Special Mention	—	—	—	313	—	—	—	—	313
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$35,596	$51,635	$223,937	$84,177	$30,941	$2,060	$250	$—	$428,596

Commercial multifamily:
Risk rating
Pass	$23,414	$31,156	$82,932	$73,546	$77,790	$207,898	$53	$—	$496,789
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,462	140	—	2,602
Total	$23,414	$31,156	$82,932	$73,546	$77,790	$210,360	$193	$—	$499,391

Commercial real estate owner occupied:
Risk rating
Pass	$40,337	$51,325	$79,894	$96,160	$60,192	$205,099	$2,139	$—	$535,146
Special Mention	—	535	2,859	1,136	2,677	1,793	—	—	9,000
Substandard	—	—	1,266	2,463	1,519	9,089	—	—	14,337
Total	$40,337	$51,860	$84,019	$99,759	$64,388	$215,981	$2,139	$—	$558,483

Commercial real estate non-owner occupied:
Risk rating
Pass	$179,475	$181,339	$313,489	$403,612	$216,824	$693,480	$17,595	$—	$2,005,814
Special Mention	—	231	268	13,932	6,849	44,141	—	—	65,421
Substandard	—	7,751	3,529	2,888	19,956	45,056	193	—	79,373
Total	$179,475	$189,321	$317,286	$420,432	$243,629	$782,677	$17,788	$—	$2,150,608

Commercial and industrial:
Risk rating
Pass	$72,627	$302,687	$122,607	$201,428	$83,270	$172,671	$353,839	$—	$1,309,129
Special Mention	—	2,753	15,473	10,882	16,214	900	10,519	—	56,741
Substandard	3,352	6,513	28,671	12,497	5,381	6,156	7,518	—	70,088
Doubtful	—	—	—	—	—	—	249	—	249
Total	$75,979	$311,953	$166,751	$224,807	$104,865	$179,727	$372,125	$—	$1,436,207

Residential real estate
Risk rating
Pass	$148,842	$138,615	$112,993	$163,659	$242,739	$835,932	$3,450	$—	$1,646,230
Special Mention	—	—	—	—	—	363	—	—	363
Substandard	—	697	—	1,313	1,611	9,267	—	—	12,888
Total	$148,842	$139,312	$112,993	$164,972	$244,350	$845,562	$3,450	$—	$1,659,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction
Risk rating
Pass	$38,374	$255,377	$114,690	$28,474	$9,519	$2,766	$1,000	$—	$450,200
Special Mention	—	—	313	—	—	—	—	—	313
Substandard	—	—	—	4,000	—	—	—	—	4,000
Total	$38,374	$255,377	$115,003	$32,474	$9,519	$2,766	$1,000	$—	$454,513

Commercial multifamily:
Risk rating
Pass	$31,438	$57,659	$74,932	$77,746	$81,066	$153,818	$20	$—	$476,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	47	6,479	145	—	6,671
Total	$31,438	$57,659	$74,932	$77,746	$81,113	$160,297	$165	$—	$483,350

Commercial real estate owner occupied:
Risk rating
Pass	$58,327	$84,839	$104,797	$64,693	$44,300	$169,197	$1,194	$—	$527,347
Special Mention	535	2,569	1,136	1,009	800	2,579	—	—	8,628
Substandard	—	1,266	3,597	1,685	1,439	8,451	—	—	16,438
Total	$58,862	$88,674	$109,530	$67,387	$46,539	$180,227	$1,194	$—	$552,413

Commercial real estate non-owner occupied:
Risk rating
Pass	$180,520	$292,386	$435,440	$223,935	$303,221	$497,066	$15,393	$—	$1,947,961
Special Mention	—	279	2,068	6,958	11,798	44,961	1,068	—	67,132
Substandard	7,804	3,529	4,235	19,632	2,124	66,651	195	—	104,170
Total	$188,324	$296,194	$441,743	$250,525	$317,143	$608,678	$16,656	$—	$2,119,263

Commercial and industrial:
Risk rating
Pass	$754,260	$159,046	$205,651	$130,985	$48,326	$148,222	$368,769	$—	$1,815,259
Special Mention	1,467	5,753	5,267	2,851	1,601	65	12,408	—	29,412
Substandard	7,392	39,822	24,951	7,765	3,504	5,630	9,099	—	98,163
Doubtful	—	—	—	—	—	—	330	—	330
Total	$763,119	$204,621	$235,869	$141,601	$53,431	$153,917	$390,606	$—	$1,943,164

Residential real estate
Risk rating
Pass	$150,583	$146,142	$272,399	$320,384	$333,159	$691,078	$3,281	$—	$1,917,026
Special Mention	384	—	454	1,430	—	362	—	—	2,630
Substandard	991	39	703	902	417	8,964	9	—	12,025
Total	$151,958	$146,181	$273,556	$322,716	$333,576	$700,404	$3,290	$—	$1,931,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2021
Home equity:
Payment performance
Performing	$1,355	$2,858	$1,418	$318	$1,800	$2,206	$257,227	$—	$267,182
Nonperforming	—	—	—	—	—	—	2,428	—	2,428
Total	$1,355	$2,858	$1,418	$318	$1,800	$2,206	$259,655	$—	$269,610

Consumer other:
Payment performance
Performing	$11,635	$12,856	$27,449	$74,896	$46,928	$44,842	$7,712	$—	$226,318
Nonperforming	—	92	383	1,034	1,095	1,284	9	—	3,897
Total	$11,635	$12,948	$27,832	$75,930	$48,023	$46,126	$7,721	$—	$230,215

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Home equity:
Payment performance
Performing	$2,445	$1,960	$316	$1,859	$499	$1,882	$282,123	$—	$291,084
Nonperforming	—	—	1	—	—	—	2,896	—	2,897
Total	$2,445	$1,960	$317	$1,859	$499	$1,882	$285,019	$—	$293,981

Consumer other:
Payment performance
Performing	$15,193	$35,317	$101,730	$69,366	$35,421	$31,327	$9,339	$—	$297,693
Nonperforming	39	316	1,511	1,599	1,585	407	4	—	5,461
Total	$15,232	$35,633	$103,241	$70,965	$37,006	$31,734	$9,343	$—	$303,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at June 30, 2021 and December 31, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2021
Construction	$—	$—	$—	$—	$428,596	$428,596
Commercial multifamily	589	—	364	953	498,438	499,391
Commercial real estate owner occupied	1,569	961	3,963	6,493	551,990	558,483
Commercial real estate non-owner occupied	953	—	18,655	19,608	2,131,000	2,150,608
Commercial and industrial	2,168	3,973	9,515	15,656	1,420,551	1,436,207
Residential real estate	2,762	363	12,008	15,133	1,644,348	1,659,481
Home equity	468	114	2,428	3,010	266,600	269,610
Consumer other	1,300	262	3,801	5,363	224,852	230,215
Total	$9,809	$5,673	$50,734	$66,216	$7,166,375	$7,232,591

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2020
Construction	$—	$—	$—	$—	$454,513	$454,513
Commercial multifamily	—	—	757	757	482,593	483,350
Commercial real estate owner occupied	809	631	4,894	6,334	546,079	552,413
Commercial real estate non-owner occupied	315	168	38,389	38,872	2,080,391	2,119,263
Commercial and industrial	3,016	3,259	12,982	19,257	1,923,907	1,943,164
Residential real estate	2,068	2,630	11,115	15,813	1,915,868	1,931,681
Home equity	244	284	2,897	3,425	290,556	293,981
Consumer other	2,109	777	5,364	8,250	294,904	303,154
Total	$8,561	$7,749	$76,398	$92,708	$7,988,811	$8,081,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2021 and December 31, 2020:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended June 30, 2021
Construction	$—	$—	$—	$—
Commercial multifamily	364	199	—	—
Commercial real estate owner occupied	3,588	1,781	375	—
Commercial real estate non-owner occupied	18,130	11,451	525	—
Commercial and industrial	9,427	2,507	88	—
Residential real estate	10,011	6,220	1,997	—
Home equity	2,292	92	136	—
Consumer other	3,793	10	8	—
Total	$47,605	$22,260	$3,129	$—
The commercial and industrial loans nonaccrual amortized cost as of June 30, 2021 included medallion loans with a fair value of $1.3 million and a contractual balance of $39.1 million.

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

The following table summarizes information about total loans rated Special Mention or lower at June 30, 2021 and December 31, 2020. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	June 30, 2021	December 31, 2020
Non-Accrual	$47,605	$64,948
Substandard Accruing	147,685	185,207
Total Classified	195,290	250,155
Special Mention	132,337	109,299
Total Criticized	$327,627	$359,454

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2021
Construction	$—	$—	$—
Commercial multifamily	200	—	—
Commercial real estate owner occupied	4,796	—	—
Commercial real estate non-owner occupied	20,392	—	—
Commercial and industrial	1,633	—	748
Residential real estate	5,632	—	—
Home equity	81	—	—
Consumer other	31	—	—
Total loans	$32,765	$—	$748

December 31, 2020
Construction	$—	$—	$—
Commercial multifamily	591	—	—
Commercial real estate owner occupied	5,714	—	—
Commercial real estate non-owner occupied	30,950	—	—
Commercial and industrial	973	36	3,758
Commercial and industrial - other	—	—	—
Residential real estate	5,081	—	—
Home equity	145	—	—
Consumer other	51	—	—
Total loans	$43,505	$36	$3,758

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

The following table presents activity in TDRs for the three and six months ended June 30, 2021 and June 30, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended June 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	741	(13)	—	—	—	728
Commercial real estate owner occupied	1,725	(29)	—	—	1,266	2,962
Commercial real estate non-owner occupied	14,725	(81)	—	(590)	10,434	24,488
Commercial and industrial	2,633	(229)	—	(37)	4,443	6,810
Residential real estate	1,493	(14)	—	(174)	—	1,305
Home equity	130	(3)	—	—	—	127
Consumer other	34	(3)	—	6	—	37
Total	$21,481	$(372)	$—	$(795)	$16,143	$36,457

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended June 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	779	—	—	—	—	779
Commercial real estate owner occupied	7,638	(9)	—	(4,710)	—	2,919
Commercial real estate non-owner occupied	1,373	—	—	—	9,793	11,166
Commercial and industrial	2,314	(34)	—	(2)	285	2,563
Residential real estate	2,023	(55)	—	—	—	1,968
Home equity	278	(3)	—	—	—	275
Consumer other	44	(1)	—	—	—	43
Total	$14,449	$(102)	$—	$(4,712)	$10,078	$19,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Six months ended June 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(26)	—	—	—	728
Commercial real estate owner occupied	1,731	(35)	—	—	1,266	2,962
Commercial real estate non-owner occupied	13,684	(95)	—	(80)	10,979	24,488
Commercial and industrial	2,686	(428)	—	(37)	4,589	6,810
Residential real estate	1,524	(46)	—	(173)	—	1,305
Home equity	133	(6)	—	—	—	127
Consumer other	36	(5)	—	6	—	37
Total	$20,548	$(641)	$—	$(284)	$16,834	$36,457

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Six months ended June 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(14)	—	—	—	779
Commercial real estate owner occupied	13,331	(5,702)	—	(4,710)	—	2,919
Commercial real estate non-owner occupied	1,373	—	—	—	9,793	11,166
Commercial and industrial	1,449	(71)	—	(2)	1,187	2,563
Residential real estate	2,045	(77)	—	—	—	1,968
Home equity	277	(2)	—	—	—	275
Consumer other	48	(5)	—	—	—	43
Total	$19,316	$(5,871)	$—	$(4,712)	$10,980	$19,713

The following table presents loans modified as TDRs that occurred during the three and six months ended June 30, 2021 and 2020:

(dollars in thousands)	Total
Three months ended June 30, 2021
TDR:
Number of loans	9
Pre-modification outstanding recorded investment	$16,143
Post-modification outstanding recorded investment	$16,143

Three months ended June 30, 2020
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$10,078
Post-modification outstanding recorded investment	$10,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	Total
Six months ended June 30, 2021
TDR:
Number of loans	13
Pre-modification outstanding recorded investment	$16,834
Post-modification outstanding recorded investment	$16,834

Six months ended June 30, 2020
TDR:
Number of loans	5
Pre-modification outstanding recorded investment	$10,980
Post-modification outstanding recorded investment	$10,980

The following table presents loans by portfolio segment modified as TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2021:

(in thousands)	Number of Loans	Recorded Investment
Three months ended June 30, 2021
Commercial and industrial	1	$53
Total	1	$53

(in thousands)	Number of Loans	Recorded Investment
Six months ended June 30, 2021
Commercial and industrial	2	$71
Total	2	$71

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2020.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 10 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Time less than $100,000	$607,050	$663,324
Time $100,000 through $250,000	894,706	1,219,210
Time more than $250,000	432,686	502,551
Total time deposits	$1,934,442	$2,385,085

Included in total deposits are brokered deposits of $358.4 million and $610.6 million at June 30, 2021 and December 31, 2020, respectively. Included in total deposits are reciprocal deposits of $99.6 million and $119.0 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 7.               BORROWED FUNDS

Borrowed funds at June 30, 2021 and December 31, 2020 are summarized, as follows:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$—	—%	$40,000	1.05%
Total short-term borrowings:	—	—	40,000	1.05
Long-term borrowings:
Advances from the FHLB and other borrowings	217,847	1.92	434,357	1.89
Subordinated borrowings	74,500	7.00	74,411	7.00
Junior subordinated borrowing - Trust I	15,464	2.00	15,464	2.06
Junior subordinated borrowing - Trust II	7,432	1.82	7,405	1.92
Total long-term borrowings:	315,243	3.12	531,637	2.61
Total	$315,243	3.12%	$571,637	2.50%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2021 and December 31, 2020. The Bank's available borrowing capacity with the FHLB was $1.5 billion and $1.6 billion for the periods ended June 30, 2021 and December 31, 2020, respectively.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended June 30, 2021 and December 31, 2020. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of June 30, 2021 and December 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $550.4 million and $815.6 million for the periods ended June 30, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at June 30, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $4.5 million. The advances outstanding at December 31, 2020 included callable advances totaling $10.0 million and amortizing advances totaling $5.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2021 is as follows:

	June 30, 2021
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2021	$139,993	1.92%
2022	58,050	1.92
2023	10,401	2.14
2024	46	—
2025 and beyond	9,357	1.63
Total FHLB advances	$217,847	1.92%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2021 and December 31, 2020.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $154 thousand and $215 thousand for unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.00% and 2.06% at June 30, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.82% and 1.92% at June 30, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2021, the Company held derivatives with a total notional amount of $3.9 billion. The Company had economic hedges totaling $3.9 billion and $19.1 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.5 billion, risk participation agreements with dealer banks of $0.4 billion, and $3.7 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2021.

The Company pledged collateral to derivative counterparties in the form of cash totaling $53.9 million and securities with an amortized cost of $35.9 million and a fair value of $36.2 million as of June 30, 2021. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,271	8.4	0.46%	5.09%	$(1,422)
Interest rate swaps on loans with commercial loan customers	1,759,309	6.0	4.08%	1.91%	110,750
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,759,309	6.0	1.91%	4.08%	(44,411)
Risk participation agreements with dealer banks	353,474	6.9			486
Forward sale commitments	3,664	0.2			92
Total economic hedges	3,884,027				65,495

Non-hedging derivatives:
Commitments to lend	19,142	0.2			261
Total non-hedging derivatives	19,142				261

Total	$3,903,169				$65,756
(1) Fair value estimates include the impact of $68.1 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,654	8.9	0.52%	5.09%	$(1,778)
Interest rate swaps on loans with commercial loan customers	1,734,978	6.1	4.15%	1.95%	159,016
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,734,978	6.1	1.95%	4.15%	(64,645)
Risk participation agreements with dealer banks	326,862	8.0			665
Forward sale commitments	11,544	0.2			320
Total economic hedges	3,817,016				93,578

Non-hedging derivatives:
Commitments to lend	40,099	0.2			735
Total non-hedging derivatives	40,099				735

Total	$3,857,115				$94,313
(1) Fair value estimates include the impact of $97.6 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of June 30, 2021, the Company has an interest rate swap with a $8.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $1.2 million as of June 30, 2021. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$10	$13	$355	$(550)

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	10,516	9,733	(49,785)	114,653
(Unfavorable)/favorable change in credit valuation adjustment recognized in other non-interest income	(982)	103	1,520	(2,435)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(10,516)	(9,733)	49,785	(114,653)

Risk participation agreements:
Unrealized gain/(loss) recognized in other non-interest income	150	99	(179)	365

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(234)	4,937	(228)	674
Realized (loss) in other non-interest income	—	(6,408)	—	(8,330)

Non-hedging derivatives
Commitments to lend
Unrealized gain/(loss) recognized in other non-interest income	$76	$(3,687)	$(474)	$(1,479)
Realized gain in other non-interest income	457	3,669	1,810	12,970

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

The Company had net asset positions with its financial institution counterparties totaling $0.7 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company had net asset positions with its commercial banking counterparties totaling $111.6 million and $159.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company had net liability positions with its financial institution counterparties totaling $46.1 million and $66.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company had net liability positions with its commercial banking counterparties totaling $0.8 million as of June 30, 2021. The Company had no net liability positions with its commercial banking counterparties as of December 31, 2020. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2021 and December 31, 2020:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$780	$(52)	$728	$—	$—	$728
Commercial counterparties	111,597	—	111,597	—	—	111,597
Total	$112,377	$(52)	$112,325	$—	$—	$112,325

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(115,134)	$69,060	$(46,074)	$36,158	$53,882	$43,966
Commercial counterparties	(846)	—	(846)	—	—	(846)
Total	$(115,980)	$69,060	$(46,920)	$36,158	$53,882	$43,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,124	$(78)	$1,046	$—	$—	$1,046
Commercial counterparties	159,016	—	159,016	—	—	159,016
Total	$160,140	$(78)	$160,062	$—	$—	$160,062

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082
Commercial counterparties	—	—	—	—	—	—
Total	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2021, lease expiration dates ranged from 1 month to 19 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$55,327	$60,018
Finance lease right-of-use assets	Premises and equipment, net	6,936	7,197
Total Lease Right-of-Use Assets		$62,263	$67,215

Lease Liabilities
Operating lease liabilities	Other liabilities	$61,168	$63,894
Finance lease liabilities	Other liabilities	10,127	10,383
Total Lease Liabilities		$71,295	$74,277

Supplemental information related to leases was as follows:

	June 30, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.9	9.8
Finance leases	13.3	13.8

Weighted-Average Discount Rate
Operating leases	2.80%	2.81%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2021 was $2.9 million. Lease expense for operating leases for the six months ended June 30, 2021 was $5.7 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2020 was $3.3 million, of which $0.3 million was related to discontinued operations. Lease expense for operating leases for the six months ended June 30, 2020 was $6.8 million, of which $0.7 million was related to discontinued operations.Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,668	$3,423
Operating cash flows from finance leases	126	133
Financing cash flows from finance leases	131	125
(1) There were operating cash flows from operating leases related to discontinued operations of $0.3 million at June 30, 2020.

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$5,911	$7,050
Operating cash flows from finance leases	253	267
Financing cash flows from finance leases	263	249
(1) There were operating cash flows from operating leases related to discontinued operations of $0.7 million at June 30, 2020.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2021:

(In thousands)	Operating Leases	Finance Leases
2021	$5,093	$514
2022	9,838	1,031
2023	8,650	1,037
2024	7,607	1,037
2025	5,920	1,037
Thereafter	33,569	9,223
Total undiscounted lease payments	70,677	13,879
Less amounts representing interest	(9,509)	(3,752)
Lease liability	$61,168	$10,127

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

At this time, it is difficult to quantify the impact COVID-19 will continue to have on the Company during the current year. These circumstances could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, results of operations and prospects. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, lease right-of-use assets, or counter-party risk derivatives.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of June 30, 2021, the Company had 71 active modified loans outstanding with a carrying value of $98 million, which excluded loans returning to payment or awaiting evaluation for further deferral. As of December 31, 2020, the Company had 746 active modified loans outstanding with a carrying value of $316 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2021	December 31, 2020	Minimum Capital Requirement
Company (consolidated)
Total capital to risk weighted assets	16.7%	16.1%	8.0%
Common equity tier 1 capital to risk weighted assets	14.3	13.8	4.5
Tier 1 capital to risk weighted assets	14.6	14.1	6.0
Tier 1 capital to average assets	9.5	9.4	4.0

	June 30, 2021	December 31, 2020	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk weighted assets	15.0%	15.0%	8.0%	10.0%
Common equity tier 1 capital to risk weighted assets	13.8	13.9	4.5	6.5
Tier 1 capital to risk weighted assets	13.8	13.9	6.0	8.0
Tier 1 capital to average assets	8.9	9.2	4.0	5.0

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

At June 30, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2021 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$23,369	$44,988
Net unrealized holding (loss) on pension plans	(3,511)	(3,511)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(6,010)	(11,530)
Net unrealized tax benefit on pension plans	924	924
Accumulated other comprehensive income	$14,772	$30,871

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$5,394	$(1,343)	$4,051
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	5,394	(1,343)	4,051
Other comprehensive income	$5,394	$(1,343)	$4,051

Three Months Ended June 30, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$3,000	$(777)	$2,223
Less: reclassification adjustment for gains realized in net income	1	—	1
Net unrealized holding gain on AFS securities	2,999	(777)	2,222
Other comprehensive income	$2,999	$(777)	$2,222

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2021
Net unrealized holding gain on AFS securities:	x
Net unrealized (losses) arising during the period	$(21,619)	$5,520	$(16,099)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(21,619)	5,520	(16,099)
Other comprehensive (loss)	$(21,619)	$5,520	$(16,099)

Six Months Ended June 30, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$28,613	$(7,368)	$21,245
Less: reclassification adjustment for (losses) realized in net income	(1)	—	(1)
Net unrealized holding gain on AFS securities	28,614	(7,368)	21,246
Other comprehensive income	$28,614	$(7,368)	$21,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income, for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2021
Balance at Beginning of Period	$13,308	$(2,587)	$10,721
Other comprehensive income before reclassifications	4,051	—	4,051
Less: amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive income	4,051	—	4,051
Balance at End of Period	$17,359	$(2,587)	$14,772

Three Months Ended June 30, 2020
Balance at Beginning of Period	$33,228	$(2,211)	$31,017
Other comprehensive income before reclassifications	2,223	—	2,223
Less: amounts reclassified from accumulated other comprehensive income	1	—	1
Total other comprehensive income	2,222	—	2,222
Balance at End of Period	$35,450	$(2,211)	$33,239

Six Months Ended June 30, 2021
Balance at Beginning of Period	$33,458	$(2,587)	$30,871
Other comprehensive income before reclassifications	(16,099)	—	(16,099)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—
Total other comprehensive (loss)	(16,099)	—	(16,099)
Balance at End of Period	$17,359	$(2,587)	$14,772

Six Months Ended June 30, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	21,245	—	21,245
Less: amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Total other comprehensive income	21,246	—	21,246
Balance at End of Period	$35,450	$(2,211)	$33,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2021	2020	is Presented
Realized gains on AFS securities:
	$—	$1	Non-interest income
	—	—	Tax expense
	—	1	Net of tax

Total reclassifications for the period	$—	$1	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2021	2020	is Presented
Realized gains on AFS securities:
	$—	$(1)	Non-interest income
	—	—	Tax expense
	—	(1)	Net of tax

Total reclassifications for the period	$—	$(1)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Income/(loss) from continuing operations	$21,636	$(543,045)	$34,667	$(555,117)
(Loss) from discontinued operations	—	(6,336)	—	(14,134)
Net income/(loss)	$21,636	$(549,381)	$34,667	$(569,251)

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	822	1,718	885	1,731
Less: average number of unvested stock award shares	760	461	691	472
Plus: average participating preferred shares	—	522	—	528
Average number of basic shares outstanding	50,321	50,246	50,327	50,228
Plus: dilutive effect of unvested stock award shares	280	—	257	—
Plus: dilutive effect of stock options outstanding	7	—	4	—
Average number of diluted shares outstanding	50,608	50,246	50,588	50,228

Basic earnings/(loss) per common share:
Continuing operations	$0.43	$(10.80)	$0.69	$(11.05)
Discontinued operations	—	(0.13)	—	(0.28)
Total	$0.43	$(10.93)	$0.69	$(11.33)

Diluted earnings/(loss) per common share:
Continuing operations	$0.43	$(10.80)	$0.69	$(11.05)
Discontinued operations	—	(0.13)	—	(0.28)
Total	$0.43	$(10.93)	$0.69	$(11.33)

For the three months ended June 30, 2021, 480 thousand shares of unvested restricted stock and 96 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2021, 434 thousand shares of unvested restricted stock and 94 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and six months ended June 30, 2020, all unvested restricted stock and options outstanding were considered anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2021 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2020	517	$28.35	112	$22.95
Granted	439	19.61	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(7)	16.67
Stock awards vested	(79)	33.61	—	—
Forfeited	(62)	25.19	—	—
Expired	—	—	(10)	17.46
June 30, 2021	815	$20.02	95	$24.88

During the three and six months ended June 30, 2021, proceeds from stock option exercises totaled $55 thousand and $124 thousand, respectively. During the three and six months ended June 30, 2020, proceeds from stock option exercises totaled $87 thousand and $607 thousand, respectively. During the three and six months ended June 30, 2021, there were 35 thousand and 79 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2020, there were 44 thousand and 97 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.6 million and $1.4 million during the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense totaled $2.3 and $2.8 million during the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,853	$8,853
Securities available for sale:
Municipal bonds and obligations	—	85,641	—	85,641
Agency collateralized mortgage obligations	—	765,099	—	765,099
Agency residential mortgage-backed securities	—	425,042	—	425,042
Agency commercial mortgage-backed securities	—	262,619	—	262,619
Corporate bonds	—	51,157	—	51,157
Other bonds and obligations	—	50,954	—	50,954
Marketable equity securities	15,037	672	—	15,709
Loans held for investment at fair value	—	—	1,260	1,260
Loans held for sale	—	4,334	—	4,334
Derivative assets	—	112,508	353	112,861
Capitalized servicing rights	—	—	2,356	2,356
Derivative liabilities	—	47,105	—	47,105

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,708	$9,708
Securities available for sale:
Municipal bonds and obligations	—	97,803	—	97,803
Agency collateralized mortgage obligations	—	756,826	—	756,826
Agency residential mortgage-backed securities	—	438,132	—	438,132
Agency commercial mortgage-backed securities	—	288,650	—	288,650
Corporate bonds	—	45,030	15,000	60,030
Other bonds and obligations	—	53,791	—	53,791
Marketable equity securities	17,841	672	—	18,513
Loans held for investment at fair value	—	—	2,265	2,265
Loans held for sale	—	12,992	4,756	17,748
Derivative assets	—	159,016	1,055	160,071
Capitalized servicing rights	—	—	3,033	3,033
Derivative liabilities	—	65,758	—	65,758

There were no transfers between levels during the three months ended June 30, 2021.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2021.

			Aggregate Fair Value
June 30, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,260	$39,101	$(37,841)

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,265	$53,945	$(51,680)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$4,334	$4,215	$119

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$12,992	$12,639	$353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three and six months ended June 30, 2021, were losses of $240 thousand and $234 thousand, respectively. During the three and six months ended June 30, 2021, originations of loans held for sale totaled $16.3 million and $60.4 million and sales of loans originated for sale totaled $20.3 million and $68.3 million respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2021
March 31, 2021	$9,350	$—	$1,448	$185	$326	$2,968
Unrealized (loss)/gain, net recognized in other non-interest income	(305)	—	187	430	(234)	(612)
Paydown of asset	(192)	—	(375)	—	—	—
Transfers to held for sale loans	—	—	—	(354)	—	—
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356
Six Months Ended June 30, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturity of AFS security	—	(15,000)	—	—	—	—
Unrealized (loss)/gain, net recognized in other non-interest income	(471)	—	601	—	(228)	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	1,248	—	(677)
Paydown of asset	(384)	—	(1,606)	—	—	—
Transfers to held for sale loans	—	—	—	(1,722)	—	—
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356

Unrealized gain/(loss) relating to instruments still held at June 30, 2021	$581	$—	$—	$261	$92	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended June 30, 2020
March 31, 2020	$9,829	$34,504	$4,895	$4,836	$—	$8,518
Adoption of ASC 326	—	—	—	—	—	—
Maturity of AFS security	—	(8,000)	—	—	—	—
Unrealized gain, net recognized in other non-interest income	(128)	—	(1,496)	—	447	—
Unrealized gain included in accumulated other comprehensive loss	—	(904)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	2,714	—	(3,690)
Paydown of asset	(182)	—	(259)	—	—	—
Transfers to held for sale loans	—	—	—	(6,401)	—	—
Additions to servicing rights	—	—	—	—	—	—
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828
Six Months Ended June 30, 2020
December 31, 2020	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326	—	—	7,660	—		—
Sale of AFS security	—	(17,000)	—	—	—	—
Unrealized gain, net recognized in other non-interest income	(887)	—	(3,712)	—	447	—
Unrealized (loss) included in accumulated other comprehensive income	—	(366)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	13,753	—	(7,471)
Transfers to Level 2	—	—	—	—	—	—
Paydown of trading security	(363)	—	(808)	—	—	—
Transfers to held for sale loans	—	—	—	(15,232)	—	—
Additions to servicing rights	—	$—	—	—	—	—
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828

Unrealized gains relating to instruments still held at June 30,2020	$491	$(850)	$—	$1,149	$447	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$8,853	Discounted Cash Flow	Discount Rate	3.38%
Loan held for investment	1,260	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.7 - $18.3
Commitments to lend	261	Historical Trend	Closing Ratio	79.15%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	92	Historical Trend	Closing Ratio	79.15%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	2,356	Discounted cash flow	Constant Prepayment Rate (CPR)	23.87%
			Discount Rate	9.50%
Total	$12,822

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,708	Discounted Cash Flow	Discount Rate	2.72%
AFS Securities	15,000	Indication from Market Maker	Price	102.00%
Loans held for investment	2,265	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.1- $21.9
Commitments to lend	735	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	320	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	3,033	Discounted Cash Flow	Constant Prepayment Rate (CPR)	26.52%
			Discount Rate	10.00%
Total	$31,061

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

	June 30, 2021	December 31, 2020	Fair Value Measurement Date as of June 30, 2021
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$21,135	$28,028	June 2021
Capitalized servicing rights	13,835	13,315	June 2021
Other real estate owned	85	149	June 2021
Total	$35,055	$41,492

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$21,135	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	1.39% to 100.00% (57.51%)
			Appraised Value	$0 to $11,810 ($8,089)
Capitalized servicing rights	13,835	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.69% to 18.25% (14.57%)
			Discount Rate	9.06% to 10.50% (9.34%)
Other Real Estate Owned	85	Fair Value of Collateral	Appraised Value	$120
Total	$35,055
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2021 and December 31, 2020.

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

	June 30, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,826,681	$1,826,681	$1,826,681	$—	$—
Trading security	8,853	8,853	—	—	8,853
Marketable equity securities	15,709	15,709	15,037	672	—
Securities available for sale	1,640,512	1,640,512	—	1,640,512	—
Securities held to maturity	665,786	685,370	—	682,288	3,082
FHLB bank stock and restricted securities	19,638	N/A	N/A	N/A	N/A
Net loans	7,113,547	7,333,820	—	—	7,333,820
Loans held for sale	6,494	6,494	—	4,334	2,160
Accrued interest receivable	41,152	41,152	—	41,152	—
Derivative assets	112,861	112,861	—	112,508	353
Financial Liabilities
Total deposits	$9,913,900	$9,923,159	$—	$9,923,159	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances and other	217,847	218,953	—	218,953	—
Subordinated borrowings	97,396	95,906	—	95,906	—
Derivative liabilities	47,105	47,105	—	47,105	—

	December 31, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,557,875	$1,557,875	$1,557,875	$—	$—
Trading security	9,708	9,708	—	—	9,708
Marketable equity securities	18,513	18,513	17,841	672	—
Securities available for sale and other	1,695,232	1,695,232	—	1,680,232	15,000
Securities held to maturity	465,091	491,855	—	488,393	3,462
FHLB bank stock and restricted securities	34,873	N/A	N/A	N/A	N/A
Net loans	7,954,217	8,243,437	—	—	8,243,437
Loans held for sale	17,748	17,748	—	12,992	4,756
Accrued interest receivable	46,919	46,919	—	46,919	—
Derivative assets	160,071	160,071	—	159,016	1,055
Assets held for sale	317,304	317,304	—	16,705	300,599
Financial Liabilities
Total deposits	$10,215,808	$10,230,822	$—	$10,230,822	$—
Short-term debt	40,000	40,025	—	40,025	—
Long-term Federal Home Loan Bank advances	434,357	438,064	—	438,064	—
Subordinated borrowings	97,280	95,178	—	95,178	—
Derivative liabilities	65,758	65,758	—	65,758	—
Liabilities held for sale	630,065	631,268	—	631,268	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income from continuing operations	$75,393	$77,590	$150,486	$164,018
Provision for credit losses	—	29,871	6,500	64,678
Net interest income from continuing operations after provision for credit losses	$75,393	$47,719	$143,986	$99,340

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

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NOMINAL AND PER SHARE DATA
Net earnings/(loss) per common share, diluted	$0.43	$(10.93)	$0.69	$(11.33)
Adjusted earnings/(loss) per common share, diluted (1)(2)	0.44	(0.13)	0.75	(0.20)
Net income/(loss), (thousands)	21,636	(549,381)	34,667	(569,251)
Adjusted net income/(loss), (thousands) (1)(2)	22,104	(6,464)	38,119	(10,109)
Total common shares outstanding, (thousands)	50,453	50,192	50,453	50,192
Average diluted shares, (thousands)	50,608	50,246	50,588	50,228
Total book value per common share	23.30	22.79	23.33	22.79
Tangible book value per common share (2)	22.66	21.94	22.66	21.94
Dividends per common share	0.12	0.24	0.24	0.48
Full-time equivalent staff, continuing operations	1,417	1,511	1,417	1,511

PERFORMANCE RATIOS (3)
Return on equity	7.37%	(131.17)%	5.95%	(66.79)%
Adjusted return on equity (1)(2)	7.53	(1.54)	6.54	(1.19)
Return on tangible common equity (1)(2)	7.92	(206.08)	6.46	(104.08)
Adjusted return on tangible common equity (1)(2)	8.08	(2.05)	7.07	(1.48)
Return on assets	0.70	(16.38)	0.56	(8.67)
Adjusted return on assets (1)(2)	0.71	(0.19)	0.61	(0.15)
Net interest margin, fully taxable equivalent (FTE) (4)(6)	2.62	2.62	2.62	2.82
Efficiency ratio (1)(2)	67.82	71.01	69.60	69.89

FINANCIAL DATA (in millions, end of period)
Total assets	$12,273	$13,063	$12,273	$13,063
Total earning assets	11,571	12,267	11,571	12,267
Total loans	7,233	9,370	7,233	9,370
Total deposits	9,914	10,776	9,914	10,776
Loans/deposits (%)	73%	87%	73%	87%

ASSET QUALITY (5)
Allowance for credit losses, (millions)	$119	$139	$119	$139
Net charge-offs, (millions)	(5)	(4)	(15)	(14)
Net charge-offs (QTD annualized)/average loans	0.26%	0.17%	0.39%	0.31%
Provision expense, (millions)	$—	$35	$7	$65
Non-performing assets, (millions)	49	47	49	47
Non-performing loans/total loans	0.66%	0.48%	0.66%	0.48%
Allowance for credit losses/non-performing loans	250	311	250	311
Allowance for credit losses/total loans	1.65	1.49	1.65	1.49

CAPITAL RATIOS
Common equity tier 1 capital to risk weighted assets	14.3%	12.7%	14.3%	12.7%
Tier 1 capital leverage ratio	9.5	8.6	9.5	8.6
Tangible common shareholders' equity/tangible assets (2)	9.3	8.5	9.3	8.5

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$75,393	$77,590	$150,486	$164,018
Non-interest income from continuing operations	22,011	17,381	48,204	23,017
Net revenue from continuing operations	97,404	94,971	198,690	187,035
Provision for credit losses	—	29,871	6,500	64,678
Non-interest expense from continuing operations	68,872	624,275	147,026	695,600
Net income/(loss)	21,636	(549,381)	34,667	(569,251)
Adjusted income (1)(2)	22,104	(6,464)	38,116	(10,109)
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
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended June 30, 2021 and 2020 was 0.08% and 0.07%, respectively. The increase for the six months ended June 30, 2021 and 2020 was 0.06% and 0.09%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,625	3.46%	$4,005	3.78%	$3,628	3.37%	$4,003	4.09%
Commercial and industrial loans	1,605	4.74	2,153	4.02	1,735	4.68	1,974	4.52
Residential mortgages	1,604	3.79	2,453	3.78	1,672	3.75	2,553	3.77
Consumer loans	582	3.80	865	3.72	608	3.80	894	4.00
Total loans (1)	7,416	3.84	9,476	3.83	7,643	3.78	9,424	4.08
Investment securities (2)	2,259	2.17	1,793	3.07	2,227	2.27	1,769	3.20
Short-term investments & loans held for sale (3)	1,750	0.10	697	0.50	1,551	0.11	574	1.14
Mid-Atlantic region loans held for sale(4)	269	3.96	—	—	282	4.03	—	—
Total interest-earning assets	11,694	2.96	11,966	3.50	11,703	3.01	11,767	3.79
Intangible assets	33	X	591		33		594
Other non-interest earning assets	690		752		707		708
Assets from discontinued operations	—		110		—		104
Total assets	$12,417		$13,419		$12,443		$13,173

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,389	0.07%	$1,184	0.30%	$1,357	0.11%	$1,172	0.38%
Money market	2,751	0.18	2,672	0.58	2,776	0.23	2,712	0.78
Savings	1,054	0.05	901	0.10	1,029	0.06	874	0.12
Time	2,013	0.94	3,399	1.84	2,140	1.03	3,366	1.86
Total interest-bearing deposits	7,207	0.35	8,156	1.01	7,302	0.42	8,124	1.10
Borrowings and notes (5)	381	3.12	942	2.38	441	2.95	946	2.49
Mid-Atlantic region interest-bearing deposits(4)	517	0.51	—	—	517	0.56	—	—
Total interest-bearing liabilities	8,105	0.49	9,098	1.16	8,260	0.56	9,070	1.24
Non-interest-bearing demand deposits	2,787		2,343		2,662		2,096
Other non-interest earning liabilities	351		274		355		276
Liabilities from discontinued operations	—		29		—		27
Total liabilities	11,243		11,744		11,277		11,469

Total preferred shareholders' equity	—		20		—		20
Total common shareholders' equity	1,174		1,655		1,166		1,684
Total shareholders’ equity (2)	1,174		1,675		1,166		1,704
Total liabilities and stockholders’ equity	$12,417		$13,419		$12,443		$13,173

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.47%		2.34%		2.45%		2.54%
Net interest margin (6)		2.62		2.62		2.62		2.83
Cost of funds		0.36		0.92		0.42		1.01
Cost of deposits		0.25		0.79		0.31		0.88

Supplementary data
Total deposits (In millions)	$9,994		$10,500		$9,964		$10,220
Fully taxable equivalent income adj. (In thousands) (7)	1,660		1,580		3,154		3,404
____________________________________
(1)     The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)     The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)     Interest income on loans held for sale is included in loan interest income on the income statement.
(4)    The Mid-Atlantic region loans are not included in the loan yields; however they are included in the total earning assets yield and the net interest margin. The Mid-Atlantic region deposits are not included in the deposit costs; however, they are included in the total interest-bearing liabilities cost and the net interest margin.
(5)     The average balances of borrowings includes the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(6)     Purchase accounting accretion totaled $2.2 and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. Purchase accounting accretion totaled $3.5 and $5.2 million for the six months ended June 30, 2021 and 2020, respectively.
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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
GAAP Net income/(loss)		$21,636	$(549,381)	$34,667	$(569,251)
Adj: Net losses/(gains) on securities (1)		484	(822)	515	8,908
Adj: Goodwill impairment		—	553,762	—	553,762
Adj: Restructuring and other expense		6	—	3,492	—
Adj: Loss/(income) from discontinued operations before income taxes		—	8,635	—	19,264
Adj: Income taxes		(22)	(18,658)	(555)	(22,792)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$22,104	$(6,464)	$38,119	$(10,109)

GAAP Total revenue		$97,404	$94,971	$198,690	$187,035
Adj: Losses/(gains) on securities, net (1)		484	(822)	515	8,908
Total operating revenue (non-GAAP) (2)	(B)	$97,888	$94,149	$199,205	$195,943

GAAP Total non-interest expense		$68,872	$624,275	$147,026	$695,600
Less: Total non-operating expense (see above)		(6)	—	(3,492)	—
Less: Goodwill impairment		—	(553,762)	—	(553,762)
Operating non-interest expense (non-GAAP) (2)	(C)	$68,866	$70,513	$143,534	$141,838

(In millions, except per share data)
Total average assets	(D)	$12,417	$13,419	$12,442	$13,173
Total average shareholders’ equity	(E)	1,174	1,675	1,166	1,705
Total average tangible shareholders’ equity (2)	(F)	1,141	1,085	1,133	1,110
Total average tangible common shareholders' equity (2)	(G)	1,141	1,064	1,133	1,090
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,143	1,122	1,143	1,122
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,143	1,101	1,143	1,101
Total tangible assets, period-end (2)(3)	(J)	12,241	13,021	12,241	13,021
Total common shares outstanding, period-end (thousands)	(K)	50,453	50,192	50,453	50,192
Average diluted shares outstanding (thousands)	(L)	50,608	50,246	50,588	50,228

Earnings per common share, diluted		$0.43	$(10.93)	$0.69	$(11.33)
Adjusted earnings per common share, diluted (2)	(A/L)	0.44	(0.13)	0.75	(0.20)
Book value per common share, period-end		23.30	22.79	23.30	22.79
Tangible book value per common share, period-end (2)	(I/K)	22.66	21.94	22.66	21.94
Total shareholders' equity/total assets		9.57	8.91	9.57	8.91
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	9.34	8.61	9.34	8.61

Performance ratios (4)
GAAP return on equity		7.37%	(131.17)%	5.95%	(66.79)%
Adjusted return on equity (2)	(A/E)	7.53	(1.54)	6.54	(1.19)
Return on tangible common equity (2)(5)		7.92	(206.08)	6.46	(104.08)
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	8.08	(2.05)	7.07	(1.48)
GAAP return on assets		0.70	(16.38)	0.56	(8.67)

Adjusted return on assets (2)	(A/D)	0.71	(0.19)	0.61	(0.15)
Efficiency ratio (2)	(C-O)/(B+M+P)	67.82	71.01	69.60	68.89
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$79	$1,379	$120	$1,987
Non-interest income charge on tax-credit investments (7)	(N)	(175)	(1,097)	(207)	(1,583)
Net income on tax-credit investments	(M+N)	(96)	282	(87)	404

Intangible amortization	(O)	1,297	1,558	2,616	3,138
Fully taxable equivalent income adjustment	(P)	1,660	1,580	3,154	3,404
_________________________________________________________________________________________
(1)     Net securities losses/(gains) for the periods ending June 30, 2021 and 2020 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

The Bank has a goal of transforming what it means to bank its neighbors socially, humanly and digitally to empower the financial potential of people, families and businesses in its communities as it pursues its vision of being the leading socially responsible omni-channel community bank in the markets it serves. Headquartered in Boston, Berkshire has $12.3 billion in assets and operates 115 banking offices primarily in New England and New York.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our outlook for earnings, net interest margin, fees, expenses, tax rates, capital and liquidity levels and other matters regarding or affecting Berkshire and its future busines or operations. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “outlook,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Risk Factors in Item 1A of this report. Additionally, the COVID-19 pandemic may have further adverse impacts on the Company, its customers, and the communities where it operates, with possible adverse impacts on the Company’s business, results of operations and financial condition for an indefinite period of time. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY

Berkshire recorded net income of $22 million, or $0.43 per share, in the second quarter and net income of $35 million, or $0.69 per share, in the first six months of 2021. The Company recorded losses in the comparable periods of 2020 due to the impacts of the COVID-19 pandemic which resulted in goodwill impairment and elevated provisions for credit losses on loans. The 2020 second quarter loss was $549 million, or $10.93 per share, and the first half loss was $569 million, or $11.33 per share. The efficiency ratio, which is unaffected by the above charges, improved year over year in the second quarter to 67.8% from 71.0%, as revenue recovered and expenses decreased from the effects of pandemic impacts in 2020. Second quarter 2021 return on tangible common equity measured 7.9% as the Company pursues strategies to strengthen its profitability.

SECOND QUARTER FINANCIAL HIGHLIGHTS (comparisons are year-over-year unless otherwise specified):

•27% increase in non-interest income
•89% decrease in non-interest expense; 2% decrease in operating non-interest expense (non-GAAP measure)
•Stable net interest margin and net interest income in recent quarters
•No provision for credit losses on loans, compared to $30 million in the second quarter of 2020
•52% reduction in net loan charge-offs from prior quarter, while relatively flat to the second quarter of 2020
•43% reduction in wholesale funding to 5% of assets during first half of 2021
•Deposit costs down to 25 basis points compared to 79 basis points in the second quarter of 2020
•Stock repurchases of 745,000 shares (1.5% of outstanding stock)
•Returned $26.8 million of capital to shareholders through buybacks and dividends amounting to 124% of second quarter GAAP net income

In the first half of 2021, Berkshire’s asset quality significantly improved towards pre-pandemic levels. Most major credit related metrics improved compared to conditions at year-end 2020. The Company recorded no provision for credit losses on loans in the most recent quarter.

The Company continued to build liquidity during the first half of 2021, reflecting strong growth in non-interest bearing demand deposits which benefited from federal stimulus, together with funds provided from the repayment of Paycheck Protection Program (“PPP”) loans through SBA loan forgiveness procedures. The Company achieved further progress on its goal of reducing higher cost wholesale funds to 5% of assets from 9% of total assets at year-end 2020. Additionally, higher cost customer time deposits decreased to 13% of assets from 14% of assets.

Loan originations volumes for non-PPP loans increased in 2021, and total commercial loans increased modestly before the impact of PPP loan repayments and runoff of targeted COVID-19 sensitive loan balances. Including the impact of these payoffs and ongoing runoff of residential mortgages and consumer loans, total loans decreased by 11% in the first half of 2021.

During the most recent quarter, the Company’s board approved an authorization for the repurchase of 2.5 million common shares, equivalent to approximately 5% of outstanding shares. The Company initiated share repurchases during the quarter, resulting in the repurchase of 745,000 shares, totaling about 1.5% of outstanding shares. The Company maintained its quarterly cash dividend of $0.12 per share in the first half of 2021. Including the share repurchases, the Company returned capital to shareholders in the second quarter equivalent to 124% of net income for that period. The Company’s long-term goal is to reduce excess capital through a combination of organic growth and capital strategies.

For 2021 year to date, the Company substantially completed the previously announced plan for the consolidation of branch offices. Total branches decreased to 115 offices from 130 offices at the start of the year. The Company executed this plan in conjunction with the expansion of its MyBanker concierge style bankers in affected markets. Deposit retention in the consolidated branches is regarded as high based on this strategy. The Company is considering the further consolidation of another 5-10 branches in the upcoming year. In addition, the Company has an agreement for the pending sale of its 8 Mid-Atlantic branch offices, which is expected to be completed in the third quarter of 2021.

The Company recruited a new CEO, Nitin Mhatre, in January 2021 at the conclusion of a search process which began following the resignation of the prior CEO in August 2020. In March 2021, the CFO resigned and a new CFO, Subhadeep Basu, was recruited. The Company nominated two new directors, Deborah Bailey and Michael Zaitzeff, who were elected by shareholders at the May annual meeting to replace two retiring directors.

In May 2021, the Company announced its new strategic plan, called BEST – Berkshire’s Exciting Strategic Transformation. This plan is targeted to improve profitability to exceed the cost of capital over a three year period ending in midyear 2024. The plan focuses on strategies to Optimize, Digitize, and Enhance operations while pursuing Berkshire's vision of being the leading socially responsible omni-channel community bank in the markets it serves. The Company has established 16 individual workflows in the context of the BEST plan, which are being managed through a Transformation Office under the leadership of newly appointed Chief Transformation and Strategy officer, Sumant Pustake. The Company has established five high level success metric goals for the three year BEST plan:

•Return on Tangible Common Equity (ROTCE): 10-12%
•Return on Assets (ROA): 1.00 – 1.05%
•Pre-tax Pre-Provision Net Revenue (“PPNR” – non GAAP): $180 – 200 million
•Top Quartile Bank for ESG ratings
•Top Quartile NPS (Net Promoter Score) bank in New England

The Company made progress in all of these key success areas in the most recent quarter. Additionally, the Company believes that market disruption resulting from several announced bank mergers in its markets will provide opportunities for customer and talent acquisition in future periods. The Company onboarded several significant commercial relationships during the quarter and announced the recruitment of several experienced bankers from larger competitors during the period. The Company plans to significantly expand its market facing bankers outside of the branches during the BEST plan period. Additionally, the Company has announced the recruitment of an accomplished professional to lead its new Procurement Office, as part of its goal to self-fund investments in revenue generation through other operating expense savings, under the BEST plan.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND DECEMBER 31, 2020
Summary: Total assets decreased to $12.3 billion from $12.8 billion. Funds from loan paydowns and demand deposit growth were used to reduce borrowings and time deposits, with excess cash held in short-term investments. Asset quality measures improved as economic conditions improved from distressed pandemic conditions. Measures of capital adequacy strengthened.

Investments: Short-term investments increased by $262 million to $1.73 billion in the first half of the year. These funds are available to settle the branch sale targeted for the third quarter, as well as to fund planned payoffs of maturing wholesale funds in the second half of the year.

The portfolio of investment securities increased by $127 million, or 6%, to $2.35 billion in the first half of the year. Growth was concentrated in agency mortgage backed and commercial mortgage backed securities. Emphasis has been placed on the held to maturity designation to limit impacts on equity if rates rise and bond prices decline. Total held to maturity securities increased by $200 million, or 43%, in the first half of 2021. The portfolio is highly liquid, and the weighted average life of the bond portfolio was 4.7 years at period-end, compared to 4.0 years at year-end 2020. All rated bonds are investment grade. The portfolio of investment securities had an unrealized gain of $40 million, or 1.7% of cost, at period-end, compared to $68 million, or 3.2% of cost at the start of the year, due to the rise in medium term interest rates during the first half of 2021. The Company continues to evaluate possible expansion of the securities portfolio to utilize a portion of excess short-term investments, taking into consideration the outlook for interest rates, loan growth, and deposit behaviors.

Loans: Total loans decreased in the first half of 2021 by $849 million, or 11%, to $7.23 billion. This was primarily due to a $460 million decrease in PPP loans which were prepaid through the SBA loan forgiveness program. All other commercial loans decreased by $35 million, or 1%, primarily due to reductions of COVID-19 sensitive loan balances. Also commercial line of credit borrowings decreased by $21 million in the first half of the year. Commercial loan demand was muted during the period, as pandemic disease conditions did not abate until the second quarter and business liquidity was bolstered by federal support payments distributed during the period. Most of the $173 million midyear balance of PPP loans was expected to be repaid through SBA forgiveness during the third quarter. In 2021, Berkshire participated in the new PPP program via a referral arrangement with a third party and did not originate new PPP loans for its own balance sheet in the current year.

Residential mortgage balances decreased by $254 million, or 14%, in the first half due to prepayments in the ongoing low rate environment. Consumer loan balances decreased by $100 million, or 15%, primarily due to the targeted runoff of the indirect auto portfolio, which decreased to $146 million from $211 million at the start of the year.

Total loan originations increased sequentially over the last three quarters, more than doubling since the third quarter of 2020. In the most recent quarter, the Company announced the recruitment of commercial relationship managers in middle market, business banking, and asset based lending. The Company is also pursuing correspondent relationships for mortgage originations and fintech partnerships for consumer loan generation.

The second quarter 2021 average loan portfolio yield was 3.84%, compared to 3.62% in the fourth quarter of 2020. The improvement in yield was primarily due to the recognition of deferred PPP fees in interest income when the related loans were forgiven. The loan yield excluding PPP loans was approximately 3.73%, and included the benefit of approximately $2 million of purchased loan accretion, compared to $1 million in the prior quarter.

The Company has designated the following industries as sensitive to direct and indirect COVID-19 impacts: hospitality, Firestone (specialty equipment lending), restaurants, and nursing/assisted living facilities, which collectively totaled $822 million at period-end, compared to $868 million at the start of the year. The Company’s greatest focus is on hospitality loans, which totaled $317 million at period-end and loans by the Company’s Firestone specialty equipment lending subsidiary, which totaled $207 million at period-end.

Asset Quality and Credit Loss Allowance: : Most major asset quality metrics improved at midyear 2021, compared to the start of the year, trending towards pre-pandemic levels. Accruing delinquent loans decreased to $19 million from $28 million, measuring 0.26% of total loans at midyear. Non-accruing loans decreased to $48 million from $65 million, measuring 0.66% of total midyear loans. First half net loan charge-offs totaled $15 million, or 0.39% of average loans, which is down from 0.80% in the fourth quarter of 2020. Troubled debt restructurings increased to 0.50% of total midyear loans primarily due to one non-accruing commercial loan.

Total COVID-19 loan modifications decreased to $98 million, or 1.4% of loans, compared to $350 million of closed and in process modifications at the start of the year. Midyear 2021 loan modifications were concentrated in hospitality loans, which had $68 million in modifications at that date. Most of these loans were supported by interest reserves and were granted full year principal payment deferrals for 2021 to allow seasonal properties to recover and to allow newer properties additional time to achieve targeted stabilized income targets. Total active loan modifications decreased further to $77 million from $98 million during July 2021.

Criticized loans decreased to $328 million at midyear, compared to $359 million at year-end 2020, measuring 4.6% of total loans excluding PPP loans at midyear. Classified loans decreased to $195 million at midyear, compared to $250 million at year-end 2020, measuring 2.8% of total loans excluding PPP loans at midyear. Recent reductions were primarily due to exit workout strategies. Approximately 54% of COVID-19 loan modifications were rated as criticized, with 46% maintained as pass rated due to collateral strength, strong sponsors, and/or interest-only payment terms. Commercial loans to COVID-19 sensitive industries comprised $178 million of the criticized loans, including $125 million in outstandings to hospitality and Firestone borrowers. The Company is targeting further reduction of criticized ratings in the third quarter of 2021 as full payment histories are established for COVID-19 modified loans that were returned to contractual payment schedules in the second quarter.

The Company has traditionally viewed its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Accruing classified loans totaled $148 million at period-end, compared to $185 million at year-end 2020. Due to the circumstances of the pandemic, the Company also views deferred special mention loans as having elevated risk of deterioration. These loans totaled $24 million at period-end, compared to $49 million at year-end 2020.

The Company’s estimate of expected credit losses on loans at quarter-end resulted in a ratio of the allowance to total loans measuring 1.65%, compared to 1.58% at the start of the year. Excluding PPP loans, the allowance ratio was little changed, measuring 1.69% of total loans at midyear 2021. The amount of the allowance decreased by $8 million, or 6%, reflecting the decrease in loans excluding the SBA guaranteed PPP loans. The reduction in the allowance also reflects improvements in the performance and condition of the portfolio, together with improvements in the economic outlook.

The company continues to monitor elevated risk related to uncertainty about the COVID-19 pandemic, COVID-19 variants, and the rate and effectiveness of vaccination programs. The Company’s allowance methodology includes an assessment of the risk of adverse developments and the qualitative factors in its allowance include its assessment of these risks. The 1.65% ratio of the allowance to total loans remains higher than the 0.94% ratio following the adoption of CECL and prior to the emergence of the pandemic.

Deposits and Borrowings: Berkshire has been pursuing a course of reducing higher cost wholesale funds by paying off brokered time deposits and FHLB borrowings as they mature. For the first half of 2021, brokered deposits decreased by $253 million to $358 million and borrowings decreased by $256 million to $315 million. Total wholesale funds decreased by 43% to $673 million, and the Company targets to continue to payoff maturing funds over the next several quarters. Wholesale funds maturing or repricing in the next twelve months totaled $493 million at midyear, including $293 million of maturing brokered deposits and $200 million of borrowings. The cost of brokered time deposits was 1.48% in the most recent quarter, and the cost of borrowings was 3.12% during that period.

Total deposits decreased by $302 million in the first half of the year, including a $253 million decrease in brokered deposits. Additionally, daily fluctuating payroll deposits decreased by $325 million to $676 million. Excluding brokered deposits and payroll deposits, total deposits increased by $276 million, or 3% during the first half of the year. This was driven by a $335 million, or 13%, increase in demand deposits which primarily reflected increased customer liquidity resulting from federal stimulus payments and another round of PPP loan fundings. Commercial accounts represented $253 million of the demand deposit increase, totaling $1.78 billion at period-end. Consumer balances increased by $82 million, totaling $1.045 billion at period-end.

Customer time deposit balances (excluding brokered deposits) decreased by $191 million as higher cost time accounts matured and in some cases moved to other deposit account types. There was a $1.56 billion remaining balance of these customer time deposits at midyear, with a 0.81% average cost. At midyear, total time deposits, including brokered balances, maturing in the third quarter measured $446 million. Total time deposits maturing in one year measured $1.52 billion. The cost of these accounts is expected to significantly improve; new and renewing customer time accounts are currently being written at lower rates than prior rates. Of note, there was a shift of balances between NOW and Money Market accounts between period-end and the start of the period due to payroll balances which shift depending on the day of the week.

The cost of deposits decreased to 0.25% in the most recent quarter from 0.47% in the fourth quarter of 2020 due to the decrease in higher cost time accounts and the increase in non-interest bearing demand deposits. Additionally, rates paid on all major categories decreased due to ongoing low interest rates. The cost of borrowings increased to 3.12% from 2.50% due to the impact of remaining higher cost subordinated debt and longer term borrowings as shorter term borrowings matured and were paid off. The total cost of funds decreased to 0.36% from 0.60%.

At period-end, liabilities held for sale included $633 million in Mid-Atlantic branch deposit balances which are targeted for sale in the third quarter. The cost of these deposits was 0.41% in the most recent quarter.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.9 billion in notional amount at period-end. The estimated fair value of these instruments was an asset of $66 million at period-end, which decreased from $94 million at year-end 2020 due to the impact of rising medium term interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity decreased by $12 million, or 1%, to $1.175 billion during the first half of 2021. The Company earned $35 million in net income and returned $33 million in capital to shareholders through dividends and stock buybacks. Additionally, the Company recorded a $16 million decrease in accumulated other comprehensive income due to the after-tax impact of a reduction in unrealized debt security gains resulting from the increase in medium term interest rates during the first half of the year.

During the second quarter, Berkshire announced a board authorization for the repurchase of 2.5 million shares. As of quarter end, the Company had repurchased 745 thousand shares, or 1.5% of outstanding shares, at an average price of $27.85, totaling $20.8 million. Berkshire declared a regular quarterly dividend of $0.12 per share in each of the first two quarters of the year.

Period-end book value per share totaled $23.30 and the non-GAAP measure of tangible book value per share measured $22.66. Capital metrics remained strong, with equity/assets measuring 9.6% and the non-GAAP measure of tangible equity/tangible assets was 9.3%. The Common Equity Tier 1 Ratio improved to 14.3% from 13.8% during the first half of the year, due to the shift in assets from loans and into lower risk investments.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 and JUNE 30, 2020

Summary: Berkshire recorded net income of $22 million, or $0.43 per share, in the second quarter and net income of $35 million, or $0.69 per share, in the first six months of 2021. The Company recorded losses in the comparable periods of 2020 due to the impacts of the COVID-19 pandemic which resulted in goodwill impairment and elevated provisions for credit losses on loans. The 2020 second quarter loss was $549 million, or $10.93 per share, and the first half loss was $569 million, or $11.33 per share. Results in the most recent quarter benefited from the absence of a provision for credit losses on loans. Earnings in 2021 also benefited from the completion of the liquidation of discontinued national mortgage banking operations at the end of 2020. These operations generated 2020 losses of $6 million in the second quarter and $14 million in the first half of the year.

The efficiency ratio, which is unaffected by the above charges, improved year over year in the second quarter to 67.8% from 71.0%, as revenue recovered and expenses decreased from pandemic impacts in 2020. Second quarter 2021 return on tangible common equity measured 7.9% as the Company pursues strategies to strengthen its profitability.

Revenue: Total revenue increased year over year by $2 million, or 3%, in the second quarter and by $12 million, or 6%, in the first six months of the year. This is primarily due to higher fee income related to the recovery of business activity and resumption of certain waived charges from conditions that prevailed during the height of the pandemic in the first half of 2020. Revenue also improved from 2020 due to fair value related charges to income recorded in the first half of 2020 as a result of changes in the value of financial instruments during the sharp economic downturn in that period.

Net Interest Income: Net interest income decreased year over year by $2 million, or 3%, in the second quarter and by $14 million, or 8%, in the first half of the year. These decreases were due to both the decrease in loan balances as well as to a decrease in the net interest margin. Loan balances decreased due to lower demand in the pandemic conditions, improved borrower liquidity from federal stimulus, and higher prepayments due to the approximate 150 basis point parallel downward shift in interest rates at the end of the first quarter of 2020. The margin change reflected the asset mix shift from loans towards short term investments, together with a lengthening of certain liability maturities for risk management in the volatile 2020 market conditions. Additionally, the Company’s interest sensitive assets reprice more quickly than interest sensitive liabilities in the initial months of an interest rate change. The Company’s net interest income and net interest margin have been generally stable since the third quarter of 2020, as the strategy to reduce higher cost wholesale funding balances helped to offset the impact of further loan runoff and tighter market loan pricing conditions.

Net interest income in 2021 has also benefited from the recognition of deferred PPP fees as a result of loan forgiveness through SBA repayments. Most of this forgiveness occurred in the first half of 2021, and the net interest margin benefited by 0.11% in each of the first two quarters of 2021. Total gross interest income on PPP loans, including the 1% interest coupon, totaled $6.6 million in the first quarter of 2021 and $5.1 million in the second quarter of 2021. There was a $2 million unamortized balance of deferred PPP fees as of midyear 2021, and the Company expected most of the $173 million remaining PPP loans to be forgiven in the third quarter of 2021. Net interest income also included the benefit of $2.2 million in purchased loan accretion in the second quarter and $1.3 million in the prior quarter, which contributed 0.08% and 0.05% to the net interest margin in these respective periods.

Mid-Atlantic branch operations held for sale at midyear included $253 million in loans and $633 million in deposits, which are not recorded within total loans and total deposits. Net interest income related to these loans and deposits totaled about $2 million during the most recent quarter.

Non-Interest Income: Non-interest income increased year over year by $5 million, or 27%, in the second quarter and by $25 million, or 109%, in the first six months of the year. The six month improvement was due in part to a $9 million securities loss posted in the first quarter of 2020 due to the pandemic impact on the prices of the Bank’s equity securities portfolio. Additionally, there were $5 million in charges posted against non-interest income in the same quarter due to the pandemic impacts on fair valued financial instruments. Most of the remaining $11 million improvement in first half non-interest income was due to the resumption of more normal business activity from the depressed levels during the pandemic shutdowns in 2020. Origination related revenue for SBA loans increased by $5 million over this period, reaching a quarterly record of $5.3 million in the most recent quarter due to expansion of the SBA team as well as interim revisions in the SBA guaranty program. Second quarter deposit related fees increased by $2 million due to increased customer activity and the expiration of fee waivers instituted in 2020 due to the pandemic. Six month wealth management fees increased by $1 million due to account growth and improved market conditions. Additionally, the Company recorded $2 million in PPP referral fees in the first half of 2021 for its participation in the second round of the PPP program, channeling applications through a fintech partner rather than maintaining PPP loans on its balance sheet as it did in 2020.

Credit Loss Provision Expense: The provision was elevated in 2020, totaling $30 million in the second quarter and $65 million for the first half, as the Company estimated future loan losses in the context of a global pandemic. The extended economic contraction did not fully materialize as expected, due to the benefit of unprecedented federal fiscal and monetary actions, and the rapid development of vaccines. Loan loss provision expense declined in 2021, totaling $6 million in the first quarter and there was no provision expense in the most recent quarter. The amount of the credit loss allowance on loans decreased and loan outstandings have decreased.

Non-Interest Expense and Tax Expense: Non-interest expense in 2020 included a $554 million charge for the full impairment of goodwill reflecting market changes resulting from the pandemic. As a result, non-interest expense in 2020 totaled $624 million for the second quarter and $696 million for the first half of the year. Comparable expense in 2021 was $69 million and $147 million for these respective periods.

The Company utilizes the non-GAAP measure of operating non-interest expense, which excludes items not viewed as related to ongoing operations from non-interest expense. Goodwill impairment is excluded from this measure, along with merger, restructuring, and other non-operating expenses. These expenses primarily consisted of costs related to branch consolidation totaling $3 million which were recorded in the first quarter of 2021.

Operating non-interest expense decreased year-over-year by $2 million to $69 million for the second quarter and increased by $2 million to $144 million in the first half of 2021. The first half increase was primarily due to $3 million in professional expenses recorded in the first quarter of 2021 for legal, financial, and other advisory services related to management and board matters. The second quarter year-over-year decrease was primarily due to processing expenses recorded in 2020 related to PPP loan originations. Direct expenses related to the MidAtlantic branch operations will be eliminated when those operations and staff are transferred to the buyer with the completion of the pending sale transaction, currently targeted for the third quarter.

The Company has completed the consolidation of 15 branch offices in the first half of 2021, reducing the total branch count to 115 branch offices from 130 at the start of the year. Berkshire has a strong record of staff retention for in-footprint branch consolidations through managed attrition across it operations. Full time equivalent staff totaled 1,417 positions at midyear, compared to 1,505 positions at the start of the year. The 2021 effective tax rate was 24% in the second quarter and 23% for the first six months of the year. New tax credit investments closed in July 2021 are targeted to benefit the effective rate and net income in the second half of the year. The Company received income tax expense benefits in 2020 due to loss carrybacks resulting from the losses reported in 2020.

Discontinued Operations: In the fourth quarter of 2020, the Company completed the exit of its national mortgage banking operations. These operations generated a net loss of $20 million in 2020, of which $6 million was recorded in the second quarter and $14 million was recorded in the first half of 2020. These operations are excluded from the Company’s measures of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. The decrease in interest rates in 2020 resulted in $21 million in other net comprehensive income and the increase in medium term interest rates in 2021 resulted in a $16 million other net comprehensive loss.

Liquidity and Cash Flows: The primary sources of cash in the first half of 2021 were the decrease in total loans and the increase in demand deposits, and the primary use of cash were the reduction of wholesale funds and an increase in short-term investments. As a result, liquidity increased, with short-term investments increasing to 14% of total assets and total investments increasing to 33% of assets, from 11% and 29%, respectively, at the start of the year. The ratio of loans to deposits decreased to 73% from 79%. The ratio of wholesale funds to assets decreased to 5% from 9%.

The Company expects to use approximately $350 million in liquidity to complete the planned branch sale in the third quarter. The Company also expects that the majority of the remaining $173 million of outstanding PPP loans will be repaid by the SBA through loan forgiveness in the coming months. As previously noted, the Company expects to repay most of the $493 million in maturing wholesale funds over the next twelve months. The Company anticipates that excess liquidity will decline in the second half of 2021 based on these anticipated events.

At period-end, unused borrowing capacity at the FHLBB was $1.5 billion, compared to $1.0 billion at the start of the year. Borrowing availability at the Fed discount window was $0.6 billion and $0.8 billion for these dates respectively. Total cash held by the holding company was $141 million and $84 million for these respective dates. The Company targets to use cash at the holding company together with dividends from the Bank to fund dividends and stock repurchases over the coming year.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

The Company views its regulatory capital measures as providing it with a cushion of excess capital in relation to its operating condition and risk profile, and compared to peers. Having achieved four consecutive quarters of positive retained earnings, the Company is no longer required to seek nonobjection from the Federal Reserve Board for the routine payment of dividends. Any additional future stock repurchase authorizations require preapproval by the Federal Reserve Board. Payments of capital distributions from the Bank to the parent, including dividends, continue to require preapproval by the FDIC and the State of Massachusetts. Over the long term, the Company relies on these distributions from the Bank to the Company to fund dividend payments to shareholders and stock repurchase transactions.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the first half of 2021.

Fair Value Measurements: Fair value measurements are discussed in the related financial statement footnote. The most significant measurements of recurring fair values of financial instruments primarily relate to securities available for sale, loans held for sale, and derivative instruments. These measurements were generally based on Level 2 market-based inputs. The premium or discount value of loans has historically been the most significant element of this period-end presentation. This premium or discount is a Level 3 estimate and reflects management’s subjective judgments. At period-end, the premium value of the loan portfolio was estimated at $220 million, or 3.1% of loans, compared to $289 million, or 3.6% of loans, at year-end 2020. The decrease in the premium value was primarily due to the increase in medium term interest rates during the period. Of note, the fair value of non-

maturity deposits is made equal to their cost basis under accounting guidelines, and this value does not reflect any factors related to market and economic conditions as of the measurement date.

LIBOR BASED INSTRUMENTS

The Company’s use of LIBOR based instruments and the industry-wide transition off of LIBOR were discussed in item 1-A of the Company’s most recent report on Form 10-K. The Company has in excess of $5 billion in notional balances of LIBOR based instruments related primarily to its commercial banking operations. These include loans priced off of LIBOR, as well as interest rate swap contacts including customer, dealer, and risk participation agreements.

The Financial Conduct Authority (“FCA”) presently intends to continue publishing most LIBOR indices through June 2023 for use with legacy instruments contracted in 2021 or before. The Company continues to develop and execute plans to transition instruments associated with LIBOR to alternative reference rates. The Company expects that LIBOR based instruments issued after year-end 2021 will utilize a different pricing index, and it is working actively with customers and its core systems provider to prepare for this transition.

CORPORATE RESPONSIBILITY UPDATE

Berkshire is committed to purpose-driven, community-dedicated banking that enhances value for all its stakeholders. Learn more about the steps Berkshire is taking at www.berkshirebank.com/csr and in its most recent Corporate Responsibility Report.

Our Approach to Environmental, Social, Governance (ESG) & Corporate Responsibility
Berkshire Bank is committed to purpose-driven, community-dedicated banking that enhances value for all stakeholders in pursuit of its vision of being the leading socially responsible community bank in the markets it serves. We’re a bank with a purpose; to empower the financial potential of people, families and businesses in our communities. We provide an ecosystem of socially responsible financial solutions, actively engage with our communities and harness our entire business to fuel the economy, create thriving neighborhoods, ensure banking access for all and power a low-carbon future.

Our Be FIRST values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork along with our 175 year heritage guide us as we transform our performance to create a meaningful impact on our communities. Berkshire continues to navigate the effects of the global COVID-19 pandemic as the country begins to return to more normalized conditions. During the height of the pandemic, Berkshire created the You FIRST employee assistance fund to help staff impacted by unexpected financial hardships, provided additional paid sick time, flexible work schedules for remote staff, and maintained full pay for those with reduced schedules as a result of the pandemic. Small businesses and consumers were helped with loan forbearances and government assistance programs, and we launched a fund to assist Black, Brown and LGBTQIA+ owned businesses. The goal of Berkshire’s collective efforts was to ensure the health and economic resiliency of all its stakeholders.

Environmental, Social, and Governance factors are central to Berkshire’s vision, mission, risk management practices, competitive position and transformation. Our strong foundation of governance systems, including our Corporate Responsibility & Culture Committee of our Board of Directors, Diversity Equity & Inclusion Committee, Responsible & Sustainable Business Policy, and Social & Environmental Responsibility risk management practices collectively integrate social, environmental and reputational considerations into all business decision making. Our suite of financial solutions, lending activities, community investments and environmental programs are powering economic activity and creating thriving neighborhoods.

We engage directly with our stakeholders and populate several communications channels with strategic content related to our ESG performance, including our Corporate Responsibility website, annual report, and proxy statement. Our annual Corporate Responsibility Report, Meaningful Moments: Answering the Call, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the Company's programs and progress on environmental, social and governance matters. We’re proud to be recognized for our leadership and performance with local, regional, national, and international awards. Among these honors The North American Inspiring Workplaces Award, Communitas Award for Leadership in Corporate Social Responsibility, listing in the Bloomberg Gender-Equality Index, and achieving a perfect score in the Human Rights Campaign Corporate Equality Index as a Best Place to Work for LGBTQ equality.

Key developments in the most recent quarter include:

•Launch of new socially responsible financial solutions: In support of Berkshire’s Exciting Strategic Transformation (BEST), the Bank launched two new financial solutions which are now part of its socially responsible banking ecosystem.

◦MyCheck, Berkshire’s new check cashing service helps individuals cash checks at any one of its branches or MyTeller ITM locations for a fraction of the cost of traditional services. The offering provides an on-ramp for underbanked consumers to access a full banking relationship with Berkshire.

◦MyFreedom, provides a safe, transparent, affordable, and accessible checking account as part of its socially responsible banking ecosystem. The account has no charges for overdrafts or monthly maintenance fees and offers free Mobile Banking with Mobile Deposit as well as access to Berkshire Bank's Greenpath Financial Wellness programs. MyFreedom recently received national certification from the Cities for Financial Empowerment Fund through their BankOn program.

•Continued Commitment to Equity, Inclusion & Culture: Berkshire’s Be FIRST culture continues to play an important role in the Company’s transformation. Its PRIDE LGBTQIA+ Employee Resource Group celebrated Pride Month and Berkshire joined the Human Rights Campaign’s Business Coalition for the Equality Act. Its Health & Wellness and Multicultural Employee Resource Groups hosted programming for Mental Health awareness month and Berkshire came together again to celebrate the impactful significance of Black history in America on Juneteenth National Independence Day. Employees received a paid floating holiday to commemorate the day for the second consecutive year. The Company also recognized six of its employees for their commitment to volunteerism with its Volunteer Service X-ellence Awards while naming an additional 18 employees to its volunteering honor roll.

•Awards & Recognition: Berkshire was honored for the fourth consecutive year with the Communitas Award for Leadership in Corporate Social Responsibility. In addition, the Company was named a finalist for the North American Inspiring Workplaces Award for culture and social responsibility and was named a leader in Diversity, Equity and Inclusion by the Albany Business Review.

•Current ESG Performance: The Company continued to improve its Environmental, Social and Governance (ESG) ratings, generally outperforming peers. As of June 30, 2021 the Company received ratings of: MSCI ESG- BBB; ISS ESG Quality Score - Environment: 2, Social: 1, Governance: 2; and Bloomberg ESG Disclosure- 47.81. The company is also rated by Sustainalytics.

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

The percentage change in net interest income in the second year of a 200 basis point upward parallel ramp in interest rates measured 11% at midyear 2021. At period-end, the Company was positively sensitive to upward shocks, with the year one impact of an up 200 basis point shock being in the same general range as the year two ramp impact cited above. Compared to the base case of flat rates, net interest income increases approximately 3% under the scenario of the implied forward rates as of midyear. Additionally, the Company’s model indicates that net interest income is positively sensitive to a yield curve twist that results in a steepening of the yield curve compared to conditions at midyear. Net income is also positively sensitive to an increase in interest rates, compared to the base case of flat rates. The Company’s analysis of interest income at risk includes recognition of the planned sale of the Mid-Atlantic branches.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breach of loan participation agreements in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer has filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time.

On September 11, 2020, the Company received notice of a demand letter served on the Company and the Bank by a former mortgagee of the Bank pursuant to the Massachusetts Consumer Protection Act, M.G.L Ch. 93A (“Chapter 93A). The demand letter alleges that a mortgage payoff statement tendered by the Bank to the mortgagee included a mortgage discharge preparation fee that is purportedly impermissible under Massachusetts law. The demand letter also claims that the Bank failed to provide a copy of the recorded mortgage discharge to the mortgagee in a timely manner. The demand letter further purports to state claims on behalf of a putative class of similarly situated Massachusetts mortgage customers of the Bank, who allegedly may have suffered similar violations of Massachusetts law. The demand letter seeks monetary damages for the original mortgagee claimant and the putative class, plus double or treble damages and reasonable attorneys’ fees, as may be allowed under Chapter 93A. The Company and the Bank have retained outside litigation counsel in this matter, and discussions have proceeded between the parties to find a mutually acceptable resolution. On July 28, 2021, a class action complaint was filed by the original 93A claimant against the Bank in the Massachusetts Superior Court for Suffolk County, pursuant to a pre-negotiated Memorandum of Understanding (“MOU”) between the parties. In accordance with the MOU, the parties will file a motion for court approval of a mutually agreed upon settlement agreement, under to which the Bank expects to pay damages of approximately $510,000 in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the filed class action lawsuit on behalf of the plaintiff and all putative settlement class members, plus certain costs for administration of the class action settlement and legal fees incurred by the named plaintiff up to the amount of $85,000.

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration.

ITEM 1A.               RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no other major changes in risk factors identified during the first half of 2021.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2021 and 2020 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2021:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2021	—	$—	—	2,500,000
May 1-31, 2021	—	—	—	2,500,000
June 1-30, 2021	744,942	—	744,942	1,755,058
Total	744,942	$—	744,942	1,755,058

On April 28, 2021, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company may repurchase up to 2,500,000 shares of its common stock through April 30, 2022. As of June 30, 2021, there were 744,942 shares repurchased under this program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2021	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: August 9, 2021	By:	/s/ Subhadeep Basu
Subhadeep Basu
Senior Executive Vice President, Chief Financial Officer