Form 10-Q
period 2021-09-30
BERKSHIRE HILLS BANCORP INC
filed 2021-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 5, 2021, the Registrant had 48,659,319 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(In thousands, except share data)
Assets
Cash and due from banks	$153,185	$91,219
Short-term investments	1,971,345	1,466,656
Total cash and cash equivalents	2,124,530	1,557,875

Trading security, at fair value	8,574	9,708
Marketable equity securities, at fair value	15,601	18,513
Securities available for sale, at fair value	1,643,965	1,695,232
Securities held to maturity (fair values of $665,359 and $491,855)	651,863	465,091
Federal Home Loan Bank stock and other restricted securities	12,041	34,873
Total securities	2,332,044	2,223,417
Less: Allowance for credit losses on held to maturity securities	(125)	(104)
Net securities	2,331,919	2,223,313

Loans held for sale	5,176	17,748

Total loans	6,836,235	8,081,519
Less: Allowance for credit losses on loans	(112,916)	(127,302)
Net loans	6,723,319	7,954,217

Premises and equipment, net	99,233	112,663
Other real estate owned	—	149
Other intangible assets	30,907	34,819
Cash surrender value of bank-owned life insurance policies	235,327	232,695
Other assets	291,722	387,230
Assets held for sale	3,743	317,304
Total assets	$11,845,876	$12,838,013

Liabilities
Demand deposits	$3,022,821	$2,484,249
NOW and other deposits	1,982,089	1,003,005
Money market deposits	2,438,832	3,371,353
Savings deposits	1,095,959	972,116
Time deposits	1,825,714	2,385,085
Total deposits	10,365,415	10,215,808
Short-term debt	—	40,000
Long-term Federal Home Loan Bank advances and other	13,369	434,357
Subordinated borrowings	97,454	97,280
Total borrowings	110,823	571,637
Other liabilities	191,563	232,730
Liabilities held for sale	—	630,065
Total liabilities	$10,667,801	$11,650,240
(continued)
	September 30, 2021	December 31, 2020

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 48,656,902 shares outstanding in 2021; 51,903,190 shares issued and 50,833,087 shares outstanding in 2020)	528	528
Additional paid-in capital - common stock	1,423,321	1,427,239
Unearned compensation	(9,437)	(6,245)
Retained (deficit)	(153,439)	(233,344)
Accumulated other comprehensive income	7,249	30,871
Treasury stock, at cost (3,246,288 shares in 2021 and 1,070,103 shares in 2020)	(90,147)	(31,276)
Total shareholders’ equity	1,178,075	1,187,773
Total liabilities and shareholders’ equity	$11,845,876	$12,838,013
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30
(In thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income from continuing operations
Loans	$68,018	$85,688	$217,872	$278,259
Securities and other	11,670	12,080	35,333	39,392
Total interest and dividend income	79,688	97,768	253,205	317,651
Interest expense from continuing operations
Deposits	5,842	16,070	22,406	60,460
Borrowings	2,478	4,643	8,945	16,118
Total interest expense	8,320	20,713	31,351	76,578
Net interest income from continuing operations	71,368	77,055	221,854	241,073
Non-interest income from continuing operations
Deposit related fees	7,657	7,062	22,291	20,382
Loan fees and revenue	8,285	4,988	25,962	12,007
Insurance commissions and fees	1,581	2,660	7,003	8,451
Wealth management fees	2,653	2,299	7,944	6,926
Mortgage banking originations	461	2,044	1,797	4,647
Total fee income	20,637	19,053	64,997	52,413
Other, net	1,279	1,927	5,638	492
(Loss)/gain on securities, net	(166)	(1,017)	(681)	(9,925)
Gain on sale of business operations and other assets, net	51,885	—	51,885	—
Total non-interest income	73,635	19,963	121,839	42,980
Total net revenue from continuing operations	145,003	97,018	343,693	284,053
Provision for credit losses	(4,000)	1,200	2,500	65,878
Non-interest expense from continuing operations
Compensation and benefits	37,068	34,809	112,773	111,121
Occupancy and equipment	10,421	11,084	32,044	32,411
Technology and communications	8,397	8,540	25,204	24,376
Marketing and promotion	860	1,002	1,973	3,069
Professional services	3,180	2,567	13,495	7,852
FDIC premiums and assessments	805	1,518	2,852	4,658
Other real estate owned and foreclosures	41	40	17	81
Amortization of intangible assets	1,296	1,530	3,912	4,668
Goodwill impairment	—	—	—	553,762
Acquisition, restructuring, and other expenses	1,425	5,316	4,917	5,316
Other	5,967	6,437	19,299	21,129
Total non-interest expense	69,460	72,843	216,486	768,443

Income/(loss) from continuing operations before income taxes	$79,543	$22,975	$124,707	$(550,268)
Income tax expense/(benefit)	15,794	(68)	26,291	(18,194)
Net income/(loss) from continuing operations	$63,749	$23,043	$98,416	$(532,074)

(Loss) from discontinued operations before income taxes	$—	$(2,477)	$—	$(21,741)
Income tax (benefit)	—	(659)	—	(5,789)
Net (loss) from discontinued operations	$—	$(1,818)	$—	$(15,952)

Net income/(loss)	$63,749	$21,225	$98,416	$(548,026)
Preferred stock dividend	—	58	—	313
Income/(loss) available to common shareholders	$63,749	$21,167	$98,416	$(548,339)
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings/(loss) per common share:
Continuing operations	$1.32	$0.46	$1.98	$(10.58)
Discontinued operations	—	(0.04)	—	(0.32)
Total	$1.32	$0.42	$1.98	$(10.90)

Diluted earnings/(loss) per common share:
Continuing operations	$1.31	$0.46	$1.97	$(10.58)
Discontinued operations	—	(0.04)	—	(0.32)
Total	$1.31	$0.42	$1.97	$(10.90)

Weighted average shares outstanding:
Basic	48,395	50,329	49,672	50,256
Diluted	48,744	50,329	49,963	50,256
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income/(loss)	$63,749	$21,225	$98,416	$(548,026)
Other comprehensive income, before tax:
Changes in unrealized (loss)/gain on debt securities available-for-sale	(10,098)	(1,085)	(31,718)	27,529
Income taxes related to other comprehensive income:
Changes in unrealized (loss)/gain on debt securities available-for-sale	2,575	272	8,096	(7,096)
Total other comprehensive (loss)/income	(7,523)	(813)	(23,622)	20,433
Total comprehensive income/(loss)	$56,226	$20,412	$74,794	$(527,593)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2020	261	$20,325	50,192	$523	$1,427,728	$(8,298)	$(257,352)	$33,239	$(52,025)	$1,164,140
Comprehensive income:
Net income	—	—	—	—	—	—	21,225	—	—	21,225
Other comprehensive (loss)	—	—	—	—	—	—	—	(813)	—	(813)
Total comprehensive income	—	—	—	—	—	—	21,225	(813)	—	20,412
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	—	—	(5,993)	—	—	(5,993)
Cash dividends declared on preferred shares ($0.24 per share)	—	—	—	—	—	—	(58)	—	—	(58)
Forfeited shares	—	—	(74)	—	(1,395)	2,163	—	—	(768)	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	198	—	(4,033)	(2,026)	—	—	6,059	—
Stock-based compensation	—	—	—	—	—	635	—	—	—	635
Other, net	—	—	(10)	—	—	—	3	—	(114)	(111)
Balance at September 30, 2020	261	$20,325	50,306	$523	$1,422,300	$(7,526)	$(242,175)	$32,426	$(46,848)	$1,179,025

Balance at June 30, 2021	—	$—	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389
Comprehensive income:
Net income	—	—	—	—	—	—	63,749	—	—	63,749
Other comprehensive (loss)	—	—	—	—	—	—	—	(7,523)	—	(7,523)
Total comprehensive income	—	—	—	—	—	—	63,749	(7,523)	—	56,226
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	—	—	(6,187)	—	—	(6,187)
Treasury shares repurchased	—	—	(1,755)	—	—	—	—	—	(47,961)	(47,961)
Forfeited shares	—	—	(27)	—	146	560	—	—	(705)	1
Exercise of stock options	—	—	2	—	—	—	(7)	—	45	38
Restricted stock grants	—	—	13	—	89	(362)	—	—	273	—
Stock-based compensation	—	—	—	—	—	1,371	—	—	—	1,371
Other, net	—	—	(29)	—	3	—	—	—	(805)	(802)
Balance at September 30, 2021	—	$—	48,657	$528	$1,423,321	$(9,437)	$(153,439)	$7,249	$(90,147)	$1,178,075

	Preferred stock		Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(548,026)	—	—	(548,026)
Other comprehensive income	—	—	—	—	—	—	—	20,433	—	20,433
Total comprehensive (loss)	—	—	—	—	—	—	(548,026)	20,433	—	(527,593)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(261)	(20,308)	522	6	5,391	—	—	—	14,911	—
Cash dividends declared on common shares ($0.60 per share)	—	—	—	—	—	—	(30,143)	—	—	(30,143)
Cash dividends declared on preferred shares ($1.20 per share)	—	—	—	—	—	—	(313)	—	—	(313)
Treasury shares repurchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(87)	—	(1,551)	2,648	—	—	(1,097)	—
Exercise of stock options	—	—	33	—	—	—	(395)	—	1,002	607
Restricted stock grants	—	—	306	—	(3,981)	(5,159)	—	—	9,140	—
Stock-based compensation	—	—	—	—	—	3,450	—	—	—	3,450
Other, net	—	—	(39)	—	—	—	—	—	(694)	(694)
Balance at September 30, 2020	261	$20,325	50,306	$523	$1,422,300	$(7,526)	$(242,175)	$32,426	$(46,848)	$1,179,025

Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	—	—	98,416	—	—	98,416
Other comprehensive (loss)	—	—	—	—	—	—	—	(23,622)	—	(23,622)
Total comprehensive income	—	—	—	—	—	—	98,416	(23,622)	—	74,794
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	—	—	(18,411)	—	—	(18,411)
Treasury shares repurchased	—	—	(2,500)	—	—	—	—	—	(68,712)	(68,712)
Forfeited shares	—	—	(89)	—	(44)	2,130	—	—	(2,086)	—
Exercise of stock options	—	—	9	—	—	—	(100)	—	262	162
Restricted stock grants	—	—	452	—	(3,885)	(8,974)	—	—	12,859	—
Stock-based compensation	—	—	—	—	—	3,652	—	—	—	3,652
Other, net	—	—	(48)	—	11	—	—	—	(1,194)	(1,183)
Balance at September 30, 2021	—	$—	48,657	$528	$1,423,321	$(9,437)	$(153,439)	$7,249	$(90,147)	$1,178,075
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income/(loss) from continuing operations	$98,416	$(532,074)
Net (loss) from discontinued operations	—	(15,952)
Net income/(loss)	$98,416	$(548,026)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	2,500	65,878
Net amortization of securities	1,533	2,035
Change in unamortized net loan costs and premiums	(4,772)	20,565
Premises and equipment depreciation and amortization expense	8,406	8,944
Stock-based compensation expense	3,652	3,450
Accretion of purchase accounting entries, net	(5,046)	(8,146)
Amortization of other intangibles	3,912	4,668
Income from cash surrender value of bank-owned life insurance policies	(4,210)	(3,876)
Securities losses, net	681	9,925
Net change in loans held-for-sale	6,752	(7,130)
Loss on disposition of assets	2,811	327
Gain on sale of real estate	6	13
Amortization of interest in tax-advantaged projects	1,996	2,621
Goodwill impairment	—	553,762
Gain on sale of business operations and other assets	(51,885)	—
Prepayment penalties on repayment of Federal Home Loan Bank advances	862	—
Net change in other	16,934	(36,089)
Net cash provided by operating activities of continuing operations	82,548	84,873
Net cash provided by operating activities of discontinued operations	—	109,897
Net cash provided by operating activities	82,548	194,770
Cash flows from investing activities:
Net decrease in trading security	578	546
Purchases of marketable equity securities	—	(17,631)
Proceeds from sales of marketable equity securities	2,880	18,458
Purchases of securities available for sale	(428,950)	(635,194)
Proceeds from sales of securities available for sale	—	71,844
Proceeds from maturities, calls, and prepayments of securities available for sale	448,446	320,010
Purchases of securities held to maturity	(219,471)	(3,200)
Proceeds from maturities, calls, and prepayments of securities held to maturity	31,222	29,237
Net change in loans	1,256,178	474,707
Net change in Mid-Atlantic region loans held for sale	50,914	—
Proceeds from surrender of bank-owned life insurance	1,578	553
Purchase of Federal Home Loan Bank stock	—	(6,741)
Proceeds from redemption of Federal Home Loan Bank stock	22,832	14,240
Net investment in limited partnership tax credits	(1,385)	(6,499)
Purchase of premises and equipment, net	(1,606)	(6,190)
Proceeds from sales of seasoned commercial loan portfolios	17,480	37,988
Proceeds from sale of other real estate	187	171
Cash outflows from sale of business operations and other assets	(352,814)	—
Net cash provided by investing activities	828,069	292,299
Net investing cash flows from discontinued operations	—	—
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from financing activities:
Net increase in deposits	142,410	133,031
Net change in Mid-Atlantic region deposits held for sale	20,953	—
Proceeds from Federal Home Loan Bank advances and other borrowings	—	326,277
Repayments of Federal Home Loan Bank advances and other borrowings	(462,017)	(451,493)
Purchase of treasury stock	(68,712)	(473)
Exercise of stock options	162	607
Common and preferred stock cash dividends paid	(18,411)	(30,456)
Settlement of derivative contracts with financial institution counterparties	41,653	(109,099)
Net cash used by financing activities	(343,962)	(131,606)

Net change in cash and cash equivalents	566,655	355,463

Cash and cash equivalents at beginning of period	1,557,875	579,829

Cash and cash equivalents at end of period	$2,124,530	$935,292

Supplemental cash flow information:
Interest paid on deposits	$23,769	$67,119
Interest paid on borrowed funds	9,671	16,961
Income taxes (refunded) paid, net	58	345

Other non-cash changes:
Other net comprehensive income	$(23,622)	$20,433
Impact to retained earnings from adoption of ASC 326, net of tax	—	24,380
Reclass of seasoned loan portfolios to held-for-sale, net	11,660	10,048
Reclass of Mid-Atlantic loans held-for-sale to portfolio loans, net	29,418	—
Reclass of Mid-Atlantic deposits held-for-sale to deposits, net	7,197	—
Real estate owned acquired in settlement of loans	—	224

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

Refer to Note 11 – Other Commitments, Contingencies, and Off-Balance Sheet Activities for pandemic related risks and uncertainties.

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

As of September 30, 2021 and December 31, 2020, there were no assets or liabilities related to the discontinued operations of FCLS.

The following presents operating results of the discontinued operations of FCLS for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest income	$—	$23	$—	$1,516
Interest expense	—	3	—	390
Net interest income	—	20	—	1,126
Non-interest income	—	(286)	—	(4,175)
Total net revenue	—	(266)	—	(3,049)
Non-interest expense	—	2,211	—	18,692
(Loss) from discontinued operations before income taxes	—	(2,477)	—	(21,741)
Income tax (benefit)	—	(659)	—	(5,789)
Net (loss) from discontinued operations	$—	$(1,818)	$—	$(15,952)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3.           BRANCH SALE AND SALE OF INSURANCE OPERATIONS

Mid-Atlantic Branch Sale
On August 27, 2021 the Company completed the sale of eight Mid-Atlantic branches to Investors Bank of Short Hills, New Jersey. This sale was made pursuant to a purchase and assumption agreement entered into by the banks on December 2, 2020.

The sale included all branch premises and equipment, and Investors also assumed related operations and the employment of associated staff. The branch sale is not expected to impact Berkshire’s growing Mid-Atlantic specialized commercial lending operations, including SBA lending at its 44 Business Capital Division and its asset-based lending relationships.

The sale involved the assignment of deposits which totaled $631 million and loans which totaled $220 million as of August 27, 2021. These instruments were classified as held for sale in the financial statements and were not included in total deposits and total loans reported by the Company at December 31, 2020. Investors Bank paid a premium of 3.0% of the deposit balance transferred. The Company provided a settlement cash payment of $391 million as part of the sale for the assumption of covered deposit liabilities by Investors. The Company recorded a $14.7 million pre-tax gain related to this branch sale.

The following is a summary of the assets and liabilities held for sale related to the branch sale at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Assets
Loans	$—	$300,599
Other assets	—	16,705
Total assets	$—	$317,304
Liabilities
Deposits	$—	$617,377
Other liabilities	—	12,688
Total liabilities	$—	$630,065

Berkshire Insurance Group Sale of Operations
On September 1, 2021, the Company completed the sale of substantially all of the assets, and the assumption of certain liabilities, of Berkshire Insurance Group, Inc. (“BIG”) to Brown & Brown of Massachusetts, LLC ("Buyer"), a Massachusetts limited liability company. This sale was made pursuant to the Asset Purchase Agreement dated August 24, 2021. The Buyer paid BIG an aggregate purchase price of $41.5 million, minus $1.6 million for executive goodwill purchase price payments paid by the the Buyer at the Closing to certain executives of BIG. The Company recorded a $37.2 million pre-tax gain related to this sale.

NOTE 4.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $8.1 million and $8.7 million, and a fair value of $8.6 million and $9.7 million, at September 30, 2021 and December 31, 2020, respectively. As discussed further in Note 9 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
September 30, 2021
Securities available for sale
Municipal bonds and obligations	$75,546	$5,627	$—	$81,173	$—
Agency collateralized mortgage obligations	766,550	9,578	(3,838)	772,290	—
Agency mortgage-backed securities	432,926	2,424	(7,843)	427,507	—
Agency commercial mortgage-backed securities	259,742	4,866	(2,430)	262,178	—
Corporate bonds	49,843	959	(60)	50,742	—
Other bonds and obligations	48,833	1,250	(8)	50,075	—
Total securities available for sale	1,633,440	24,704	(14,179)	1,643,965	—
Securities held to maturity
Municipal bonds and obligations	283,736	16,263	(2,233)	297,766	87
Agency collateralized mortgage obligations	156,554	4,103	(1,979)	158,678	—
Agency mortgage-backed securities	60,086	135	(1,495)	58,726	—
Agency commercial mortgage-backed securities	148,304	632	(1,948)	146,988	—
Tax advantaged economic development bonds	2,890	34	(16)	2,908	38
Other bonds and obligations	293	—	—	293	—
Total securities held to maturity	651,863	21,167	(7,671)	665,359	125
Marketable equity securities	15,690	105	(194)	15,601	—
Total	$2,300,993	$45,976	$(22,044)	$2,324,925	$125

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2020
Securities available for sale
Municipal bonds and obligations	$90,273	$7,530	$—	$97,803	$—
Agency collateralized mortgage obligations	740,225	16,836	(235)	756,826	—
Agency mortgage-backed securities	433,311	4,954	(133)	438,132	—
Agency commercial mortgage-backed securities	278,990	9,835	(175)	288,650	—
Corporate bonds	59,098	942	(10)	60,030	—
Other bonds and obligations	52,080	1,719	(8)	53,791	—
Total securities available for sale	1,653,977	41,816	(561)	1,695,232	—
Securities held to maturity
Municipal bonds and obligations	246,520	20,106	—	266,626	64
Agency collateralized mortgage obligations	153,561	5,989	(171)	159,379	—
Agency mortgage-backed securities	35,865	198	(29)	36,034	—
Agency commercial mortgage-backed securities	25,481	590	(12)	26,059	—
Tax advantaged economic development bonds	3,369	93	—	3,462	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	465,091	26,976	(212)	491,855	104
Marketable equity securities	18,061	767	(315)	18,513	—
Total	$2,137,129	$69,559	$(1,088)	$2,205,600	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2021	$90	$40	$130
Provision for credit losses - reversal	(3)	(2)	(5)
Balance at September 30, 2021	$87	$38	$125

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2020	$62	$51	$113
Provision for credit losses - reversal	5	(22)	(17)
Balance at September 30, 2020	$67	$29	$96

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Impact of ASC 326 adoption	—	—	—
Provision for credit losses - reversal	23	(2)	21
Balance at September 30, 2021	$87	$38	$125

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision for credit losses - reversal	(16)	(197)	(213)
Balance at September 30, 2020	$67	$29	$96

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

As of September 30, 2021, none of the Company's investment securities were delinquent or in non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$31,218	$31,236	$1,756	$1,758
Over 1 year to 5 years	4,741	4,815	3,874	3,909
Over 5 years to 10 years	57,667	59,021	21,191	21,885
Over 10 years	80,596	86,918	260,098	273,415
Total bonds and obligations	174,222	181,990	286,919	300,967
Mortgage-backed securities	1,459,218	1,461,975	364,944	364,392
Total	$1,633,440	$1,643,965	$651,863	$665,359

During the three months ended September 30, 2021, purchases of AFS securities totaled $160.0 million. During the nine months ended September 30, 2021, purchases of AFS securities totaled $429.0 million. During the three and nine months ended September 30, 2021, there were no sales of AFS securities. During the three months ended September 30, 2020, purchases of AFS securities totaled $319.2 million and the proceeds from the sale of AFS securities totaled $64.2 million. During the nine months ended September 30, 2020, purchases of AFS securities totaled $635.2 million and the proceeds from the sale of AFS securities totaled $71.8 million. During the three and nine months ended September 30, 2021, there were no gross gains or losses on AFS securities. During the three months ended September 30, 2020, there were $704.6 thousand gross gains on AFS securities and there were $698.6 thousand gross losses. During the nine months ended September 30, 2020, there were $705.4 thousand gross gains on AFS securities and gross losses totaled $699.9 thousand. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2021
Securities available for sale
Agency collateralized mortgage obligations	$3,230	$305,788	$608	$13,050	$3,838	$318,838
Agency mortgage-backed securities	7,037	334,368	806	26,641	7,843	361,009
Agency commercial mortgage-backed securities	1,410	84,357	1,020	28,953	2,430	113,310
Corporate bonds	60	6,596	—	—	60	6,596
Other bonds and obligations	—	—	8	831	8	831
Total securities available for sale	$11,737	$731,109	$2,442	$69,475	$14,179	$800,584

Securities held to maturity
Municipal bonds and obligations	$2,233	$50,793	$—	$—	$2,233	$50,793
Agency collateralized mortgage obligations	1,979	64,395	—	—	1,979	64,395
Agency mortgage-backed securities	1,495	55,261	—	—	1,495	55,261
Agency commercial mortgage-backed securities	1,948	104,503	—	—	1,948	104,503
Tax advantaged economic development bonds	16	1,288	—	—	16	1,288
Total securities held to maturity	7,671	276,240	—	—	7,671	276,240
Total	$19,408	$1,007,349	$2,442	$69,475	$21,850	$1,076,824

December 31, 2020
Securities available for sale
Agency collateralized mortgage obligations	$235	$77,898	$—	$—	$235	$77,898
Agency mortgage-backed securities	131	39,939	2	256	133	40,195
Agency commercial mortgage-backed securities	175	51,435	—	—	175	51,435
Corporate bonds	10	4,875	—	—	10	4,875
Other bonds and obligations	—	—	8	1,030	8	1,030
Total securities available for sale	$551	$174,147	$10	$1,286	$561	$175,433

Securities held to maturity
Agency collateralized mortgage obligations	$171	$25,048	$—	$—	$171	$25,048
Agency mortgage-backed securities	29	20,710	—	—	29	20,710
Agency commercial mortgage-backed securities	12	10,216	—	—	12	10,216
Total securities held to maturity	212	55,974	—	—	212	55,974
Total	$763	$230,121	$10	$1,286	$773	$231,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2021:

AFS collateralized mortgage obligations
At September 30, 2021, 33 of the 255 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2021, 30 of the 124 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2021, 3 of the 16 securities in the Company’s portfolio of AFS corporate bonds was in an unrealized loss position. Aggregate unrealized losses represents 0.9% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At September 30, 2021, 2 of the 6 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.9% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM municipal bonds and obligations
At September 30, 2021, 36 of the 216 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2021, 5 of the 14 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.0% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTM commercial and residential mortgage-backed securities
At September 30, 2021, 13 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2021, 1 out of 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 1.3% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTE 6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	September 30, 2021	December 31, 2020
Construction	$383,425	$454,513
Commercial multifamily	489,793	483,350
Commercial real estate owner occupied	563,948	552,413
Commercial real estate non-owner occupied	2,131,433	2,119,263
Commercial and industrial	1,255,749	1,943,164
Residential real estate	1,546,308	1,931,681
Home equity	263,746	293,981
Consumer other	201,833	303,154
Total loans	$6,836,235	$8,081,519

Allowance for credit losses	112,916	127,302
Net loans	$6,723,319	$7,954,217

As of September 30, 2021 and December 31, 2020, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $45.8 million and $633.3 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three months ended September 30, 2021, there were no loans reclassified to held for sale. During the nine months ended September 30, 2021, the Company reclassified $11.7 million of commercial loans, reflecting its intent to sell these loans. These loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended September 30, 2021
Construction	$3,919	$3,919	$—	$—	$714	$4,633
Commercial multifamily	7,197	7,197	—	—	(46)	7,151
Commercial real estate owner occupied	13,242	13,242	(84)	32	(342)	12,848
Commercial real estate non-owner occupied	30,315	30,315	(1,676)	267	2,870	31,776
Commercial and industrial	28,225	28,225	(1,279)	1,373	(2,385)	25,934
Residential real estate	23,643	23,643	(903)	312	(107)	22,945
Home equity	5,432	5,432	(12)	80	(845)	4,655
Consumer other	7,071	7,071	(380)	137	(3,854)	2,974
Total allowance for credit losses	$119,044	$119,044	$(4,334)	$2,201	$(3,995)	$112,916

(In thousands)	Balance at Beginning of Period	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended September 30, 2020
Construction	$7,779	$7,779	$—	$—	$(1,122)	$6,657
Commercial multifamily	4,299	4,299	—	—	(518)	3,781
Commercial real estate owner occupied	11,552	11,552	(58)	38	(537)	10,995
Commercial real estate non-owner occupied	34,707	34,707	—	155	(2,088)	32,774
Commercial and industrial	23,096	23,096	(5,968)	406	3,314	20,848
Residential real estate	39,004	39,004	(1,085)	842	1,130	39,891
Home equity	8,021	8,021	(88)	36	1,352	9,321
Consumer other	10,936	10,936	(577)	102	(314)	10,147
Total allowance for credit losses	$139,394	$139,394	$(7,776)	$1,579	$1,217	$134,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2021
Construction	$5,111	$—	$5,111	$—	$—	$(478)	$4,633
Commercial multifamily	5,916	—	5,916	(239)	157	1,317	7,151
Commercial real estate owner occupied	12,380	—	12,380	(686)	83	1,071	12,848
Commercial real estate non-owner occupied	35,850	—	35,850	(10,896)	571	6,251	31,776
Commercial and industrial	25,013	—	25,013	(8,184)	3,284	5,821	25,934
Residential real estate	28,491	—	28,491	(1,501)	1,417	(5,462)	22,945
Home equity	6,482	—	6,482	(253)	119	(1,693)	4,655
Consumer other	8,059	—	8,059	(1,283)	546	(4,348)	2,974
Total allowance for credit losses	$127,302	$—	$127,302	$(23,042)	$6,177	$2,479	$112,916

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2020
Construction	$2,713	$(342)	$2,371	$—	$—	$4,286	$6,657
Commercial multifamily	4,413	(1,842)	2,571	(50)	—	1,260	3,781
Commercial real estate owner occupied	4,880	6,062	10,942	(8,670)	907	7,816	10,995
Commercial real estate non-owner occupied	16,344	11,201	27,545	(135)	290	5,074	32,774
Commercial and industrial	20,099	(2,189)	17,910	(14,253)	4,025	13,166	20,848
Residential real estate	9,970	6,799	16,769	(2,212)	936	24,398	39,891
Home equity	1,470	4,884	6,354	(322)	136	3,153	9,321
Consumer other	3,686	861	4,547	(1,840)	502	6,938	10,147
Total allowance for credit losses	$63,575	$25,434	$89,009	$(27,482)	$6,796	$66,091	$134,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2021 was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$7,829	$8,593
Expense for credit losses	—	—
Balance at end of period	$7,829	$8,593

	Nine Months Ended September 30,
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2021
Construction
Risk rating
Pass	$43,325	$53,385	$193,833	$64,502	$16,845	$1,793	$—	$—	$373,683
Special Mention	—	—	—	313	—	—	—	—	313
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$43,325	$53,385	$193,833	$74,244	$16,845	$1,793	$—	$—	$383,425

Commercial multifamily:
Risk rating
Pass	$30,214	$31,016	$81,868	$65,882	$77,066	$198,651	$44	$—	$484,741
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,914	138	—	5,052
Total	$30,214	$31,016	$81,868	$65,882	$77,066	$203,565	$182	$—	$489,793

Commercial real estate owner occupied:
Risk rating
Pass	$98,552	$50,730	$70,391	$96,479	$50,025	$169,203	$3,240	$—	$538,620
Special Mention	—	531	2,154	2,037	1,957	1,771	—	—	8,450
Substandard	—	—	1,882	4,011	1,416	9,569	—	—	16,878
Total	$98,552	$51,261	$74,427	$102,527	$53,398	$180,543	$3,240	$—	$563,948

Commercial real estate non-owner occupied:
Risk rating
Pass	$240,271	$189,885	$306,471	$390,299	$234,270	$648,359	$18,321	$—	$2,027,876
Special Mention	—	226	266	7,761	6,794	33,409	—	—	48,456
Substandard	—	7,697	3,229	2,802	12,085	29,189	99	—	55,101
Total	$240,271	$197,808	$309,966	$400,862	$253,149	$710,957	$18,420	$—	$2,131,433

Commercial and industrial:
Risk rating
Pass	$100,332	$153,232	$113,815	$174,674	$72,581	$155,535	$385,180	$—	$1,155,349
Special Mention	661	3,511	10,811	9,122	1,872	168	23,282	—	49,427
Substandard	232	1,619	17,878	5,893	3,236	4,086	17,787	—	50,731
Doubtful	—	—	—	—	—	—	242	—	242
Total	$101,225	$158,362	$142,504	$189,689	$77,689	$159,789	$426,491	$—	$1,255,749

Residential real estate
Risk rating
Pass	$175,047	$126,838	$99,726	$158,363	$213,995	$758,315	$295	$—	$1,532,579
Special Mention	—	—	—	—	—	401	—	—	401
Substandard	—	—	—	1,865	1,583	9,880	—	—	13,328
Total	$175,047	$126,838	$99,726	$160,228	$215,578	$768,596	$295	$—	$1,546,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction
Risk rating
Pass	$38,374	$255,377	$114,690	$28,474	$9,519	$2,766	$1,000	$—	$450,200
Special Mention	—	—	313	—	—	—	—	—	313
Substandard	—	—	—	4,000	—	—	—	—	4,000
Total	$38,374	$255,377	$115,003	$32,474	$9,519	$2,766	$1,000	$—	$454,513

Commercial multifamily:
Risk rating
Pass	$31,438	$57,659	$74,932	$77,746	$81,066	$153,818	$20	$—	$476,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	47	6,479	145	—	6,671
Total	$31,438	$57,659	$74,932	$77,746	$81,113	$160,297	$165	$—	$483,350

Commercial real estate owner occupied:
Risk rating
Pass	$58,327	$84,839	$104,797	$64,693	$44,300	$169,197	$1,194	$—	$527,347
Special Mention	535	2,569	1,136	1,009	800	2,579	—	—	8,628
Substandard	—	1,266	3,597	1,685	1,439	8,451	—	—	16,438
Total	$58,862	$88,674	$109,530	$67,387	$46,539	$180,227	$1,194	$—	$552,413

Commercial real estate non-owner occupied:
Risk rating
Pass	$180,520	$292,386	$435,440	$223,935	$303,221	$497,066	$15,393	$—	$1,947,961
Special Mention	—	279	2,068	6,958	11,798	44,961	1,068	—	67,132
Substandard	7,804	3,529	4,235	19,632	2,124	66,651	195	—	104,170
Total	$188,324	$296,194	$441,743	$250,525	$317,143	$608,678	$16,656	$—	$2,119,263

Commercial and industrial:
Risk rating
Pass	$754,260	$159,046	$205,651	$130,985	$48,326	$148,222	$368,769	$—	$1,815,259
Special Mention	1,467	5,753	5,267	2,851	1,601	65	12,408	—	29,412
Substandard	7,392	39,822	24,951	7,765	3,504	5,630	9,099	—	98,163
Doubtful	—	—	—	—	—	—	330	—	330
Total	$763,119	$204,621	$235,869	$141,601	$53,431	$153,917	$390,606	$—	$1,943,164

Residential real estate
Risk rating
Pass	$150,583	$146,142	$272,399	$320,384	$333,159	$691,078	$3,281	$—	$1,917,026
Special Mention	384	—	454	1,430	—	362	—	—	2,630
Substandard	991	39	703	902	417	8,964	9	—	12,025
Total	$151,958	$146,181	$273,556	$322,716	$333,576	$700,404	$3,290	$—	$1,931,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2021
Home equity:
Payment performance
Performing	$267	$471	$—	$—	$—	$26	$260,798	$—	$261,562
Nonperforming	—	—	—	—	—	—	2,184	—	2,184
Total	$267	$471	$—	$—	$—	$26	$262,982	$—	$263,746

Consumer other:
Payment performance
Performing	$18,117	$12,230	$24,397	$64,468	$38,387	$37,666	$3,295	$—	$198,560
Nonperforming	8	75	332	898	900	1,053	7	—	3,273
Total	$18,125	$12,305	$24,729	$65,366	$39,287	$38,719	$3,302	$—	$201,833

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Home equity:
Payment performance
Performing	$2,445	$1,960	$316	$1,859	$499	$1,882	$282,123	$—	$291,084
Nonperforming	—	—	1	—	—	—	2,896	—	2,897
Total	$2,445	$1,960	$317	$1,859	$499	$1,882	$285,019	$—	$293,981

Consumer other:
Payment performance
Performing	$15,193	$35,317	$101,730	$69,366	$35,421	$31,327	$9,339	$—	$297,693
Nonperforming	39	316	1,511	1,599	1,585	407	4	—	5,461
Total	$15,232	$35,633	$103,241	$70,965	$37,006	$31,734	$9,343	$—	$303,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at September 30, 2021 and December 31, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2021
Construction	$—	$—	$—	$—	$383,425	$383,425
Commercial multifamily	87	69	360	516	489,277	489,793
Commercial real estate owner occupied	627	1,082	7,318	9,027	554,921	563,948
Commercial real estate non-owner occupied	4,821	694	7,718	13,233	2,118,200	2,131,433
Commercial and industrial	3,269	398	7,252	10,919	1,244,830	1,255,749
Residential real estate	3,860	581	12,939	17,380	1,528,928	1,546,308
Home equity	602	450	2,184	3,236	260,510	263,746
Consumer other	1,579	246	3,179	5,004	196,829	201,833
Total	$14,845	$3,520	$40,950	$59,315	$6,776,920	$6,836,235

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2020
Construction	$—	$—	$—	$—	$454,513	$454,513
Commercial multifamily	—	—	757	757	482,593	483,350
Commercial real estate owner occupied	809	631	4,894	6,334	546,079	552,413
Commercial real estate non-owner occupied	315	168	38,389	38,872	2,080,391	2,119,263
Commercial and industrial	3,016	3,259	12,982	19,257	1,923,907	1,943,164
Residential real estate	2,068	2,630	11,115	15,813	1,915,868	1,931,681
Home equity	244	284	2,897	3,425	290,556	293,981
Consumer other	2,109	777	5,364	8,250	294,904	303,154
Total	$8,561	$7,749	$76,398	$92,708	$7,988,811	$8,081,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2021 and December 31, 2020:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended September 30, 2021
Construction	$—	$—	$—	$—
Commercial multifamily	360	195	—	—
Commercial real estate owner occupied	6,695	5,053	623	—
Commercial real estate non-owner occupied	7,193	1,500	525	—
Commercial and industrial	7,140	1,138	112	—
Residential real estate	10,570	6,301	2,369	—
Home equity	2,021	144	163	—
Consumer other	3,168	5	11	—
Total	$37,147	$14,336	$3,803	$—
The commercial and industrial loans nonaccrual amortized cost as of September 30, 2021 included medallion loans with a fair value of $1.0 million and a contractual balance of $35.4 million.

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

The following table summarizes information about total loans rated Special Mention or lower at September 30, 2021 and December 31, 2020. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	September 30, 2021	December 31, 2020
Non-Accrual	$37,147	$64,948
Substandard Accruing	120,058	185,207
Total Classified	157,205	250,155
Special Mention	107,860	109,299
Total Criticized	$265,065	$359,454

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
September 30, 2021
Construction	$—	$—	$—
Commercial multifamily	196	—	—
Commercial real estate owner occupied	8,012	—	—
Commercial real estate non-owner occupied	8,858	—	—
Commercial and industrial	573	—	687
Residential real estate	6,255	—	—
Home equity	279	—	—
Consumer other	7	—	—
Total loans	$24,180	$—	$687

December 31, 2020
Construction	$—	$—	$—
Commercial multifamily	591	—	—
Commercial real estate owner occupied	5,714	—	—
Commercial real estate non-owner occupied	30,950	—	—
Commercial and industrial	973	36	3,758
Commercial and industrial - other	—	—	—
Residential real estate	5,081	—	—
Home equity	145	—	—
Consumer other	51	—	—
Total loans	$43,505	$36	$3,758

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

The following table presents activity in TDRs for the three and nine months ended September 30, 2021 and September 30, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended September 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	728	(11)	—	—	—	717
Commercial real estate owner occupied	2,962	(33)	—	—	—	2,929
Commercial real estate non-owner occupied	24,488	(67)	—	(10,967)	—	13,454
Commercial and industrial	6,810	(387)	—	(3,105)	283	3,601
Residential real estate	1,305	(160)	—	—	—	1,145
Home equity	127	(3)	—	—	—	124
Consumer other	37	(2)	—	(1)	—	34
Total	$36,457	$(663)	$—	$(14,073)	$283	$22,004

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended September 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	779	(12)	—	—	—	767
Commercial real estate owner occupied	2,919	(19)	—	—	18	2,918
Commercial real estate non-owner occupied	11,166	—	—	1,241	194	12,601
Commercial and industrial	2,563	(127)	—	(58)	399	2,777
Residential real estate	1,968	(57)	—	—	—	1,911
Home equity	275	(3)	—	(72)	—	200
Consumer other	43	(3)	—	—	—	40
Total	$19,713	$(221)	$—	$1,111	$611	$21,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Nine months ended September 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(37)	—	—	—	717
Commercial real estate owner occupied	1,731	(68)	—	—	1,266	2,929
Commercial real estate non-owner occupied	13,684	(163)	—	(11,046)	10,979	13,454
Commercial and industrial	2,686	(815)	—	(3,141)	4,871	3,601
Residential real estate	1,524	(205)	—	(174)	—	1,145
Home equity	133	(9)	—	—	—	124
Consumer other	36	(7)	—	5	—	34
Total	$20,548	$(1,304)	$—	$(14,356)	$17,116	$22,004

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Nine months ended September 30, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(26)	—	—	—	767
Commercial real estate owner occupied	13,331	(5,721)	—	(4,710)	18	2,918
Commercial real estate non-owner occupied	1,373	—	—	1,241	9,987	12,601
Commercial and industrial	1,449	(198)	—	(60)	1,586	2,777
Residential real estate	2,045	(134)	—	—	—	1,911
Home equity	277	(5)	—	(72)	—	200
Consumer other	48	(8)	—	—	—	40
Total	$19,316	$(6,092)	$—	$(3,601)	$11,591	$21,214

The following table presents loans modified as TDRs that occurred during the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Total
Three months ended September 30, 2021
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$283
Post-modification outstanding recorded investment	$283

Three months ended September 30, 2020
TDR:
Number of loans	10
Pre-modification outstanding recorded investment	$611
Post-modification outstanding recorded investment	$611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	Total
Nine months ended September 30, 2021
TDR:
Number of loans	15
Pre-modification outstanding recorded investment	$17,116
Post-modification outstanding recorded investment	$17,116

Nine months ended September 30, 2020
TDR:
Number of loans	15
Pre-modification outstanding recorded investment	$11,591
Post-modification outstanding recorded investment	$11,591

The following table presents loans by portfolio segment modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2021:

(in thousands)	Number of Loans	Recorded Investment
Three months ended September 30, 2021
Commercial real estate non-owner occupied	1	$10,435
Total	1	$10,435

(in thousands)	Number of Loans	Recorded Investment
Nine months ended September 30, 2021
Commercial real estate non-owner occupied	1	$10,435
Commercial and industrial	2	$71
Total	3	$10,506

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2020.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 11 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Time less than $100,000	$583,893	$663,324
Time $100,000 through $250,000	828,625	1,219,210
Time more than $250,000	413,196	502,551
Total time deposits	$1,825,714	$2,385,085

Included in total deposits are brokered deposits of $317.1 million and $610.6 million at September 30, 2021 and December 31, 2020, respectively. Included in total deposits are reciprocal deposits of $79.2 million and $119.0 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 8.               BORROWED FUNDS

Borrowed funds at September 30, 2021 and December 31, 2020 are summarized, as follows:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$—	—%	$40,000	1.05%
Total short-term borrowings:	—	—	40,000	1.05
Long-term borrowings:
Advances from the FHLB and other borrowings	13,369	1.75	434,357	1.89
Subordinated borrowings	74,544	7.00	74,411	7.00
Junior subordinated borrowing - Trust I	15,464	1.98	15,464	2.06
Junior subordinated borrowing - Trust II	7,446	1.82	7,405	1.92
Total long-term borrowings:	110,823	5.32	531,637	2.61
Total	$110,823	5.32%	$571,637	2.50%

During the three months ended September 30, 2021, the Company pre-paid Federal Home Loan Bank (“FHLB”) advances of $94.1 million resulting in pre-payment penalties of $862.2 thousand, which is included with acquisition, restructuring and other expenses on the Consolidated Statement of Operations.

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year and a short-term line-of-credit drawdown through a correspondent bank. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2021 and December 31, 2020. The Bank's available borrowing capacity with the FHLB was $1.6 billion for the periods ended September 30, 2021 and December 31, 2020.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended September 30, 2021 and December 31, 2020. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of September 30, 2021 and December 31, 2021, the Bank had no pledged PPP loans. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank's available borrowing capacity with the Federal Reserve Bank was $523.4 million and $815.6 million for the periods ended September 30, 2021 and December 31, 2020, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at September 30, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $3.4 million. The advances outstanding at December 31, 2020 included callable advances totaling $10.0 million and amortizing advances totaling $5.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2021 is as follows:

	September 30, 2021
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2021	$—	—%
2022	4,002	2.04
2023	—	—
2024	43	—
2025 and beyond	9,324	1.63
Total FHLB advances	$13,369	1.75%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2021 and December 31, 2020.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $123 thousand and $215 thousand for unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 1.98% and 2.06% at September 30, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.82% and 1.92% at September 30, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2021, the Company held derivatives with a total notional amount of $3.7 billion. The Company had economic hedges totaling $3.7 billion and $17.7 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.4 billion, and $4.8 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2021.

The Company pledged collateral to derivative counterparties in the form of cash totaling $56.9 million and securities with an amortized cost of $35.4 million and a fair value of $35.6 million as of September 30, 2021. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at September 30, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,077	8.2	0.45%	5.09%	$(1,316)
Interest rate swaps on loans with commercial loan customers	1,677,953	5.8	4.04%	1.89%	94,461
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,677,953	5.8	1.89%	4.04%	(39,350)
Risk participation agreements with dealer banks	355,417	6.6			383
Forward sale commitments	4,814	0.2			102
Total economic hedges	3,724,214				54,280

Non-hedging derivatives:
Commitments to lend	17,669	0.2			222
Total non-hedging derivatives	17,669				222

Total	$3,741,883				$54,502
(1) Fair value estimates include the impact of $56.0 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2020, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,654	8.9	0.52%	5.09%	$(1,778)
Interest rate swaps on loans with commercial loan customers	1,734,978	6.1	4.15%	1.95%	159,016
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,734,978	6.1	1.95%	4.15%	(64,645)
Risk participation agreements with dealer banks	326,862	8.0			665
Forward sale commitments	11,544	0.2			320
Total economic hedges	3,817,016				93,578

Non-hedging derivatives:
Commitments to lend	40,099	0.2			735
Total non-hedging derivatives	40,099				735

Total	$3,857,115				$94,313
(1) Fair value estimates include the impact of $97.6 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of September 30, 2021, the Company has an interest rate swap with a $8.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $2.4 million as of September 30, 2021. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$106	$106	$462	$(444)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(17,164)	(10,219)	(66,949)	104,434
Favorable/(Unfavorable) change in credit valuation adjustment recognized in other non-interest income	874	406	2,394	(2,029)

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	17,164	10,219	66,949	(104,434)

Risk participation agreements:
Unrealized (loss)/gain recognized in other non-interest income	(103)	(26)	(282)	339

Forward commitments:
Unrealized gain/(loss) recognized in other non-interest income	10	(50)	(218)	624
Realized gain/(loss) in other non-interest income	—	48	—	(8,283)

Non-hedging derivatives
Commitments to lend
Unrealized (loss)/gain recognized in other non-interest income	$(39)	$349	$(513)	$(1,130)
Realized gain in other non-interest income	500	1,563	2,310	14,532

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

The Company had net asset positions with its financial institution counterparties totaling $1.8 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company had net asset positions with its commercial banking counterparties totaling $95.6 million and $159.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company had net liability positions with its financial institution counterparties totaling $40.8 million and $66.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company had net liability positions with its commercial banking counterparties totaling $1.1 million as of September 30, 2021. The Company had no net liability positions with its commercial banking counterparties as of December 31, 2020. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2021 and December 31, 2020:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$1,853	$(46)	$1,807	$—	$—	$1,807
Commercial counterparties	95,587	—	95,587	—	—	95,587
Total	$97,440	$(46)	$97,394	$—	$—	$97,394

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(96,810)	$56,036	$(40,774)	$35,616	$56,893	$51,735
Commercial counterparties	(1,126)	—	(1,126)	—	—	(1,126)
Total	$(97,936)	$56,036	$(41,900)	$35,616	$56,893	$50,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,124	$(78)	$1,046	$—	$—	$1,046
Commercial counterparties	159,016	—	159,016	—	—	159,016
Total	$160,140	$(78)	$160,062	$—	$—	$160,062

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082
Commercial counterparties	—	—	—	—	—	—
Total	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At September 30, 2021, lease expiration dates ranged from 1 month to 18 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		September 30, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$53,583	$60,018
Finance lease right-of-use assets	Premises and equipment, net	6,805	7,197
Total Lease Right-of-Use Assets		$60,388	$67,215

Lease Liabilities
Operating lease liabilities	Other liabilities	$57,144	$63,894
Finance lease liabilities	Other liabilities	9,996	10,383
Total Lease Liabilities		$67,140	$74,277

Supplemental information related to leases was as follows:

	September 30, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.7	9.8
Finance leases	13.1	13.8

Weighted-Average Discount Rate
Operating leases	2.84%	2.81%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended September 30, 2021 was $2.6 million. Lease expense for operating leases for the nine months ended September 30, 2021 was $8.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended September 30, 2020 was $3.4 million, of which $0.2 million was related to discontinued operations. Lease expense for operating leases for the nine months ended September 30, 2020 was $10.2 million, of which $0.9 million was related to discontinued operations.Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,524	$2,441
Operating cash flows from finance leases	126	133
Financing cash flows from finance leases	132	125
(1) There were operating cash flows from operating leases related to discontinued operations of $0.2 million at September 30, 2020.

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$8,358	$10,461
Operating cash flows from finance leases	379	399
Financing cash flows from finance leases	394	374
(1) There were operating cash flows from operating leases related to discontinued operations of $0.9 million at September 30, 2020.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2021:

(In thousands)	Operating Leases	Finance Leases
2021	$2,536	$257
2022	9,686	1,031
2023	8,494	1,037
2024	7,451	1,037
2025	5,764	1,037
Thereafter	32,049	9,223
Total undiscounted lease payments	65,980	13,622
Less amounts representing interest	(8,836)	(3,626)
Lease liability	$57,144	$9,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. OTHER COMMITMENTS, CONTINGENCIES, OFF-BALANCE SHEET ACTIVITIES, AND PANDEMIC IMPACT

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

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of September 30, 2021, the Company had 24 active modified loans outstanding with a carrying value of $65 million. As of December 31, 2020, the Company had 746 active modified loans outstanding with a carrying value of $316 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2021	December 31, 2020	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	17.7%	16.1%	8.0%
Common equity tier 1 capital to risk-weighted assets	15.3	13.8	4.5
Tier 1 capital to risk-weighted assets	15.6	14.1	6.0
Tier 1 capital to average assets	9.9	9.4	4.0

	September 30, 2021	December 31, 2020	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	16.2%	15.0%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	15.1	13.9	4.5	6.5
Tier 1 capital to risk-weighted assets	15.1	13.9	6.0	8.0
Tier 1 capital to average assets	9.6	9.2	4.0	5.0

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

At September 30, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2021 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive income
Components of accumulated other comprehensive income is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Other accumulated comprehensive income, before tax:
Net unrealized holding gain on AFS securities	$13,270	$44,988
Net unrealized holding (loss) on pension plans	(3,511)	(3,511)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax (expense) on AFS securities	(3,434)	(11,530)
Net unrealized tax benefit on pension plans	924	924
Accumulated other comprehensive income	$7,249	$30,871

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net unrealized holding gain on AFS securities:	x
Net unrealized (losses) arising during the period	$(10,098)	$2,575	$(7,523)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(10,098)	2,575	(7,523)
Other comprehensive (loss)	$(10,098)	$2,575	$(7,523)

Three Months Ended September 30, 2020
Net unrealized holding gain on AFS securities:
Net unrealized (losses) arising during the period	$(1,079)	$270	$(809)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(1,085)	272	(813)
Other comprehensive (loss)	$(1,085)	$272	$(813)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2021
Net unrealized holding gain on AFS securities:	x
Net unrealized (losses) arising during the period	$(31,718)	$8,096	$(23,622)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(31,718)	8,096	(23,622)
Other comprehensive (loss)	$(31,718)	$8,096	$(23,622)

Nine Months Ended September 30, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$27,534	$(7,097)	$20,437
Less: reclassification adjustment for gains realized in net income	5	(1)	4
Net unrealized holding gain on AFS securities	27,529	(7,096)	20,433
Other comprehensive income	$27,529	$(7,096)	$20,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income, for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2021
Balance at Beginning of Period	$17,359	$(2,587)	$14,772
Other comprehensive income before reclassifications	(7,523)	—	(7,523)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive (loss)	(7,523)	—	(7,523)
Balance at End of Period	$9,836	$(2,587)	$7,249

Three Months Ended September 30, 2020
Balance at Beginning of Period	$35,450	$(2,211)	$33,239
Other comprehensive income before reclassifications	(809)	—	(809)
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive (loss)	(813)	—	(813)
Balance at End of Period	$34,637	$(2,211)	$32,426

Nine Months Ended September 30, 2021
Balance at Beginning of Period	$33,458	$(2,587)	$30,871
Other comprehensive income before reclassifications	(23,622)	—	(23,622)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive (loss)	(23,622)	—	(23,622)
Balance at End of Period	$9,836	$(2,587)	$7,249

Nine Months Ended September 30, 2020
Balance at Beginning of Period	$14,204	$(2,211)	$11,993
Other comprehensive income before reclassifications	20,437	—	20,437
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive income	20,433	—	20,433
Balance at End of Period	$34,637	$(2,211)	$32,426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2021	2020	is Presented
Realized gains on AFS securities:
	$—	$6	Non-interest income
	—	(2)	Tax expense
	—	4	Net of tax

Total reclassifications for the period	$—	$4	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2021	2020	is Presented
Realized gains on AFS securities:
	$—	$5	Non-interest income
	—	(1)	Tax expense
	—	4	Net of tax

Total reclassifications for the period	$—	$4	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Income/(loss) from continuing operations	$63,749	$23,043	$98,416	$(532,074)
(Loss) from discontinued operations	—	(1,818)	—	(15,952)
Net income/(loss)	$63,749	$21,225	$98,416	$(548,026)

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	2,764	1,560	1,519	1,674
Less: average number of unvested stock award shares	744	536	712	499
Plus: average participating preferred shares	—	522	—	526
Average number of basic shares outstanding	48,395	50,329	49,672	50,256
Plus: dilutive effect of unvested stock award shares	342	—	286	—
Plus: dilutive effect of stock options outstanding	7	—	5	—
Average number of diluted shares outstanding	48,744	50,329	49,963	50,256

Basic earnings/(loss) per common share:
Continuing operations	$1.32	$0.46	$1.98	$(10.58)
Discontinued operations	—	(0.04)	—	(0.32)
Total	$1.32	$0.42	$1.98	$(10.90)

Diluted earnings/(loss) per common share:
Continuing operations	$1.31	$0.46	$1.97	$(10.58)
Discontinued operations	—	(0.04)	—	(0.32)
Total	$1.31	$0.42	$1.97	$(10.90)

For the three months ended September 30, 2021, 402 thousand shares of unvested restricted stock and 88 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2021, 425 thousand shares of unvested restricted stock and 93 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and nine months ended September 30, 2020, all unvested restricted stock and options outstanding were considered anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2021 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2020	517	$28.35	112	$22.95
Granted	452	19.85	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(9)	17.85
Stock awards vested	(168)	24.80	—	—
Forfeited	(89)	23.97	—	—
Expired	—	—	(10)	17.46
September 30, 2021	712	$20.16	93	$24.91

During the three and nine months ended September 30, 2021, proceeds from stock option exercises totaled $38 thousand and $162 thousand, respectively. During the three and nine months ended September 30, 2020 there were no options exercised . During the three and nine months ended September 30, 2021, there were 89 thousand and 168 thousand shares vested in connection with stock awards, respectively. During the three and nine months ended September 30, 2020, there were 37 thousand and 133 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.4 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense totaled $3.7 million and $3.5 million during the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,574	$8,574
Securities available for sale:
Municipal bonds and obligations	—	81,173	—	81,173
Agency collateralized mortgage obligations	—	772,290	—	772,290
Agency residential mortgage-backed securities	—	427,507	—	427,507
Agency commercial mortgage-backed securities	—	262,178	—	262,178
Corporate bonds	—	50,742	—	50,742
Other bonds and obligations	—	50,075	—	50,075
Marketable equity securities	14,946	655	—	15,601
Loans held for investment at fair value	—	—	1,038	1,038
Loans held for sale	—	5,176	—	5,176
Derivative assets	—	96,802	324	97,126
Capitalized servicing rights	—	—	2,146	2,146
Derivative liabilities	—	42,624	—	42,624

	December 31, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$9,708	$9,708
Securities available for sale:
Municipal bonds and obligations	—	97,803	—	97,803
Agency collateralized mortgage obligations	—	756,826	—	756,826
Agency residential mortgage-backed securities	—	438,132	—	438,132
Agency commercial mortgage-backed securities	—	288,650	—	288,650
Corporate bonds	—	45,030	15,000	60,030
Other bonds and obligations	—	53,791	—	53,791
Marketable equity securities	17,841	672	—	18,513
Loans held for investment at fair value	—	—	2,265	2,265
Loans held for sale	—	12,992	4,756	17,748
Derivative assets	—	159,016	1,055	160,071
Capitalized servicing rights	—	—	3,033	3,033
Derivative liabilities	—	65,758	—	65,758

There were no transfers between levels during the three months ended September 30, 2021.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of September 30, 2021.

			Aggregate Fair Value
September 30, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,038	$35,390	$(34,352)

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,265	$53,945	$(51,680)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$5,176	$5,040	$136

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$12,992	$12,639	$353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three and nine months ended September 30, 2021, were gains of $17 thousand and losses of $217 thousand, respectively. During the three and nine months ended September 30, 2021, originations of loans held for sale totaled $24.0 million and $84.4 million and sales of loans originated for sale totaled $22.5 million and $90.8 million respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2021
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356
Unrealized (loss)/gain, net recognized in other non-interest income	(85)	—	509	440	10	(210)
Paydown of asset	(194)	—	(731)	—	—	—
Transfers to held for sale loans	—	—	—	(479)	—	—
September 30, 2021	$8,574	$—	$1,038	$222	$102	$2,146
Nine Months Ended September 30, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturity of AFS security	—	(15,000)	—	—	—	—
Unrealized (loss)/gain, net recognized in other non-interest income	(556)	—	1,110	1,688	(218)	(887)
Paydown of asset	(578)	—	(2,337)	—	—	—
Transfers to held for sale loans	—	—	—	(2,201)	—	—
September 30, 2021	$8,574	$—	$1,038	$222	$102	$2,146

Unrealized gain relating to instruments still held at September 30, 2021	$497	$—	$—	$222	$102	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend (1)	Commitments (1)	Rights (1)
Three Months Ended September 30, 2020
June 30, 2020	$9,519	$25,600	$3,140	$1,149	$447	$4,828
Unrealized gain, net recognized in other non-interest income	190	—	1,189	—	(50)	—
Unrealized gain included in accumulated other comprehensive loss	—	225	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	2,124	—	(973)
Paydown of asset	(184)	—	(1,555)	—	—	—
Transfers to held for sale loans	—	—	—	(1,775)	—	—
Additions to servicing rights	—	—	—	—	—	—
September 30, 2020	$9,525	$25,825	$2,774	$1,498	$397	$3,855
Nine Months Ended September 30, 2020
December 31, 2020	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326	—	—	7,660	—		—
Sale of AFS security	—	(17,000)	—	—	—	—
Unrealized gain, net recognized in other non-interest income	(698)	—	(2,523)	—	397	—
Unrealized (loss) included in accumulated other comprehensive income	—	(141)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	15,877	—	(8,255)
Paydown of trading security	(546)	—	(2,363)	—	—	—
Transfers to held for sale loans	—	—	—	(17,007)	—	—
Additions to servicing rights	—	—	—	—	—	(189)
September 30, 2020	$9,525	$25,825	$2,774	$1,498	$397	$3,855

Unrealized gains relating to instruments still held at September 30,2020	$682	$(643)	$—	$1,498	$397	$—
(1) Classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$8,574	Discounted Cash Flow	Discount Rate	3.43%
Loans held for investment	1,038	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.7 - $16.9
Commitments to lend	222	Historical Trend	Closing Ratio	76.00%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	102	Historical Trend	Closing Ratio	76.00%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	2,146	Discounted cash flow	Constant Prepayment Rate (CPR)	24.50%
			Discount Rate	9.50%
Total	$12,082

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$9,708	Discounted Cash Flow	Discount Rate	2.72%
AFS Securities	15,000	Indication from Market Maker	Price	102.00%
Loans held for investment	2,265	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.1- $21.9
Commitments to lend	735	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	320	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	3,033	Discounted Cash Flow	Constant Prepayment Rate (CPR)	26.52%
			Discount Rate	10.00%
Total	$31,061

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

	September 30, 2021	December 31, 2020	Fair Value Measurement Date as of September 30, 2021
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$20,379	$28,028	September 2021
Capitalized servicing rights	13,963	13,315	September 2021
Other real estate owned	—	149	September 2021
Total	$34,342	$41,492

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$20,379	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	0.08% to 100.00% (59.24%)
			Appraised Value	$0 to $11,777 ($7,911)
Capitalized servicing rights	13,963	Discounted Cash Flow	Constant Prepayment Rate (CPR)	6.99% to 17.30% (13.82%)
			Discount Rate	9.50% to 12.08% (11.17%)
Other Real Estate Owned	—	Fair Value of Collateral	Appraised Value	N/A
Total	$34,342
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2021 and December 31, 2020.

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

	September 30, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$2,124,530	$2,124,530	$2,124,530	$—	$—
Trading security	8,574	8,574	—	—	8,574
Marketable equity securities	15,601	15,601	14,946	655	—
Securities available for sale	1,643,965	1,643,965	—	1,643,965	—
Securities held to maturity	651,863	665,359	—	662,452	2,907
FHLB bank stock and restricted securities	12,041	N/A	N/A	N/A	N/A
Net loans	6,723,319	6,930,827	—	—	6,930,827
Loans held for sale	5,176	5,176	—	5,176	—
Accrued interest receivable	36,006	36,006	—	36,006	—
Derivative assets	97,126	97,126	—	96,802	324
Financial Liabilities
Total deposits	$10,365,415	$10,371,701	$—	$10,371,701	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances and other	13,369	13,128	—	13,128	—
Subordinated borrowings	97,454	96,144	—	96,144	—
Derivative liabilities	42,624	42,624	—	42,624	—

	December 31, 2020
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,557,875	$1,557,875	$1,557,875	$—	$—
Trading security	9,708	9,708	—	—	9,708
Marketable equity securities	18,513	18,513	17,841	672	—
Securities available for sale and other	1,695,232	1,695,232	—	1,680,232	15,000
Securities held to maturity	465,091	491,855	—	488,393	3,462
FHLB bank stock and restricted securities	34,873	N/A	N/A	N/A	N/A
Net loans	7,954,217	8,243,437	—	—	8,243,437
Loans held for sale	17,748	17,748	—	12,992	4,756
Accrued interest receivable	46,919	46,919	—	46,919	—
Derivative assets	160,071	160,071	—	159,016	1,055
Assets held for sale	317,304	317,304	—	16,705	300,599
Financial Liabilities
Total deposits	$10,215,808	$10,230,822	$—	$10,230,822	$—
Short-term debt	40,000	40,025	—	40,025	—
Long-term Federal Home Loan Bank advances	434,357	438,064	—	438,064	—
Subordinated borrowings	97,280	95,178	—	95,178	—
Derivative liabilities	65,758	65,758	—	65,758	—
Liabilities held for sale	630,065	631,268	—	631,268	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net interest income from continuing operations	$71,368	$77,055	$221,854	$241,073
Provision for credit losses	(4,000)	1,200	2,500	65,878
Net interest income from continuing operations after provision for credit losses	$75,368	$75,855	$219,354	$175,195

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

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NOMINAL AND PER SHARE DATA
Net earnings/(loss) per common share, diluted	$1.31	$0.42	$1.97	$(10.90)
Adjusted earnings/(loss) per common share, diluted (1)(2)	0.53	0.53	1.28	0.32
Net income/(loss), (thousands)	63,749	21,225	98,416	(548,026)
Adjusted net income/(loss), (thousands) (1)(2)	25,695	26,424	63,814	16,315
Total common shares outstanding, (thousands)	48,657	50,306	48,657	50,306
Average diluted shares, (thousands)	48,744	50,329	49,963	50,290
Total book value per common share	24.21	23.03	24.21	23.03
Tangible book value per common share (2)	23.58	22.22	23.58	22.22
Dividends per common share	0.12	0.12	0.36	0.60
Full-time equivalent staff, continuing operations	1,333	1,507	1,333	1,507

PERFORMANCE RATIOS (3)
Return on equity	22.18%	7.50%	11.30%	(48.26)%
Adjusted return on equity (1)(2)	8.94	9.33	7.33	1.44
Return on tangible common equity (1)(2)	23.14	8.32	11.97	(67.09)
Adjusted return on tangible common equity (1)(2)	9.53	10.27	7.88	2.39
Return on assets	2.14	0.67	1.07	(5.63)
Adjusted return on assets (1)(2)	0.86	0.84	0.69	0.17
Net interest margin, fully taxable equivalent (FTE) (4)(6)	2.56	2.61	2.60	2.75
Efficiency ratio (1)(2)	68.76	65.39	69.32	67.72

FINANCIAL DATA (in millions, end of period)
Total assets	$11,846	$12,614	$11,846	$12,614
Total earning assets	11,145	11,832	11,145	11,832
Total loans	6,836	8,982	6,836	8,982
Total deposits	10,365	10,467	10,365	10,467
Loans/deposits (%)	66%	86%	66%	86%

ASSET QUALITY (5)
Allowance for credit losses, (millions)	$113	$134	$113	$134
Net charge-offs, (millions)	(2)	(6)	(17)	(21)
Net charge-offs (QTD annualized)/average loans	0.12%	0.27%	0.30%	0.29%
Provision (benefit)/expense, (millions)	$(4)	$1	$3	$66
Non-performing assets, (millions)	39	49	39	49
Non-performing loans/total loans	0.54%	0.53%	0.54%	0.53%
Allowance for credit losses/non-performing loans	304	284	304	284
Allowance for credit losses/total loans	1.65	1.50	1.65	1.50

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	15.3%	13.2%	15.3%	13.2%
Tier 1 capital leverage ratio	9.9	9.2	9.9	9.2
Tangible common shareholders' equity/tangible assets (2)	9.7	8.9	9.7	8.9

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FOR THE PERIOD: (In thousands)
Net interest income from continuing operations	$71,368	$77,055	$221,854	$241,073
Non-interest income from continuing operations	73,635	19,963	121,839	42,980
Net revenue from continuing operations	145,003	97,018	343,693	284,053
Provision for credit losses	(4,000)	1,200	2,500	65,878
Non-interest expense from continuing operations	69,460	72,843	216,486	768,443
Net income/(loss)	63,749	21,225	98,416	(548,026)
Adjusted income (1)(2)	25,695	26,424	63,814	16,315
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
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended September 30, 2021 and 2020 was 0.06% and 0.08%, respectively. The increase for the nine months ended September 30, 2021 and 2020 was 0.06% and 0.07%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,577	3.40%	$3,986	3.52%	$3,611	3.38%	$3,997	3.90%
Commercial and industrial loans	1,370	4.78	2,192	3.88	1,612	4.71	2,047	4.31
Residential mortgages	1,499	3.65	2,224	3.78	1,613	3.72	2,444	3.78
Consumer loans	545	3.95	801	3.59	587	3.85	863	3.86
Total loans (1)	6,991	3.77	9,203	3.68	7,423	3.78	9,351	3.95
Investment securities (2)	2,312	2.09	1,874	2.78	2,255	2.21	1,804	3.06
Short-term investments & loans held for sale (3)	1,762	0.17	766	0.21	1,623	0.13	613	0.83
Mid-Atlantic region loans held for sale(4)	155	3.82	—	—	239	3.96	—	—
Total interest-earning assets	11,220	2.86	11,843	3.31	11,540	2.96	11,768	3.63
Intangible assets	31	X	41		33		410
Other non-interest earning assets	674		760		696		725
Assets from discontinued operations	—		16		—		75
Total assets	$11,925		$12,660		$12,269		$12,978

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,316	0.05%	$1,243	0.24%	$1,343	0.09%	$1,196	0.34%
Money market	2,716	0.16	2,674	0.38	2,756	0.20	2,699	0.65
Savings	1,112	0.04	941	0.10	1,056	0.06	896	0.11
Time	1,893	0.86	3,056	1.63	2,056	0.97	3,263	1.78
Total interest-bearing deposits	7,037	0.31	7,914	0.81	7,211	0.38	8,054	1.00
Borrowings and notes (5)	253	3.89	777	2.36	377	3.26	890	2.44
Mid-Atlantic region interest-bearing deposits(4)	306	0.51	—	—	447	0.54	—	—
Total interest-bearing liabilities	7,596	0.43	8,691	0.95	8,035	0.52	8,944	1.14
Non-interest-bearing demand deposits	2,901		2,559		2,742		2,250
Other non-interest earning liabilities	279		254		331		245
Liabilities from discontinued operations	—		23		—		25
Total liabilities	10,776		11,527		11,108		11,464

Total preferred shareholders' equity	—		20		—		20
Total common shareholders' equity	1,149		1,113		1,161		1,494
Total shareholders’ equity (2)	1,149		1,133		1,161		1,514
Total liabilities and stockholders’ equity	$11,925		$12,660		$12,269		$12,978

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.43%		2.36%		2.44%		2.49%
Net interest margin (6)		2.56		2.61		2.60		2.75
Cost of funds		0.31		0.73		0.38		0.92
Cost of deposits		0.22		0.61		0.28		0.79

Supplementary data
Total deposits (In millions)	$9,938		$10,473		$9,953		$10,304
Fully taxable equivalent income adj. (In thousands) (7)	1,586		1,512		4,739		4,917
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
(6)     Purchase accounting accretion totaled $1.7 and $2.5 million for the three months ended September 30, 2021 and 2020, respectively. Purchase accounting accretion totaled $5.1 and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively.
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

The Company utilizes the non-GAAP measure of adjusted earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, restructuring costs, goodwill impairment, and discontinued operations. Discontinued operations are the Company’s national mortgage banking operations for which the Company completed the final wind-down of the operations during the fourth quarter of 2020. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. For 2021, the net gains on sale of business operations and assets was related to the sale of the insurance subsidiary and the Mid-Atlantic branch operations.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
GAAP Net income/(loss)		$63,749	$21,225	$98,416	$(548,026)
Adj: Net losses on securities (1)		166	1,017	681	9,925
Adj: Net (gains) on sale of business operations and assets		(51,885)	—	(51,885)	—
Adj: Goodwill impairment		—	—	—	553,762
Adj: Restructuring and other expense		1,425	5,316	4,917	5,316
Adj: Loss/(income) from discontinued operations before income taxes		—	2,477	—	21,741
Adj: Income taxes		12,240	(3,611)	11,685	(26,403)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$25,695	$26,424	$63,814	$16,315

GAAP Total revenue		$145,003	$97,018	$343,693	$284,053
Adj: Losses on securities, net (1)		166	1,017	681	9,925
Adj: Net (gains) on sale of business operations and assets		(51,885)	—	(51,885)	—
Total operating revenue (non-GAAP) (2)	(B)	$93,284	$98,035	$292,489	$293,978

GAAP Total non-interest expense		$69,460	$72,843	$216,486	$768,443
Less: Total non-operating expense (see above)		(1,425)	(5,316)	(4,917)	(5,316)
Less: Goodwill impairment		—	—	—	(553,762)
Operating non-interest expense (non-GAAP) (2)	(C)	$68,035	$67,527	$211,569	$209,365

(In millions, except per share data)
Total average assets	(D)	$11,925	$12,660	$12,268	$13,001
Total average shareholders’ equity	(E)	1,150	1,133	1,161	1,513
Total average tangible shareholders’ equity (2)	(F)	1,118	1,091	1,128	1,104
Total average tangible common shareholders' equity (2)	(G)	1,118	1,071	1,128	1,083
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,147	1,138	1,147	1,138
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,147	1,118	1,147	1,118
Total tangible assets, period-end (2)(3)	(J)	11,815	12,574	11,815	12,574
Total common shares outstanding, period-end (thousands)	(K)	48,657	50,306	48,657	50,306
Average diluted shares outstanding (thousands)	(L)	48,744	50,329	49,963	50,290

Earnings per common share, diluted		$1.31	$0.42	$1.97	$(10.90)
Adjusted earnings per common share, diluted (2)	(A/L)	0.53	0.53	1.28	0.32
Book value per common share, period-end		24.21	23.03	24.21	23.03
Tangible book value per common share, period-end (2)	(I/K)	23.58	22.22	23.58	22.22
Total shareholders' equity/total assets		9.95	9.35	9.95	9.35
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	9.71	9.05	9.71	9.05

Performance ratios (4)
GAAP return on equity		22.18%	7.50%	11.30%	(48.26)%
Adjusted return on equity (2)	(A/E)	8.94	9.33	7.33	1.44
Return on tangible common equity (2)(5)		23.14	8.32	11.97	(67.09)

Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	9.53	10.27	7.88	2.39
GAAP return on assets		2.14	0.67	1.07	(5.63)
Adjusted return on assets (2)	(A/D)	0.86	0.84	0.69	0.17
Efficiency ratio (2)	(C-O)/(B+M+P)	68.76	65.39	69.32	67.72
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$2,195	$1,377	$2,315	$3,364
Non-interest income charge on tax-credit investments (7)	(N)	(1,789)	(1,090)	(1,996)	(2,673)
Net income on tax-credit investments	(M+N)	406	287	319	691

Intangible amortization	(O)	1,296	1,530	3,912	4,668
Fully taxable equivalent income adjustment	(P)	1,586	1,512	4,739	4,917
_________________________________________________________________________________________
(1)     Net securities losses/(gains) for the periods ending September 30, 2021 and 2020 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

The Bank has a goal of transforming what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being the leading socially responsible omni-channel community bank in the markets it serves. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $11.8 billion in assets and operates 106 branch offices in New England and New York.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our outlook for earnings, net interest margin, fees, expenses, tax rates, capital and liquidity levels and other matters regarding or affecting Berkshire and its future busines or operations. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “outlook,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Risk Factors in Item 1A of this report. Additionally, the COVID-19 pandemic may have further adverse impacts on the Company, its customers, and the communities where it operates, with possible adverse impacts on the Company’s business, results of operations and financial condition for an indefinite period of time. Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements.

SUMMARY

Berkshire recorded net income of $64 million, or $1.31 per diluted share, in the third quarter of 2021. This was an increase compared to $21 million, or $0.42 per share, in the third quarter of 2020. The increase was primarily due to $38 million in after-tax gains, or $0.78 per share, recorded on the sale at the end of August 2021 of Berkshire’s insurance and Mid-Atlantic branch operations.

The Company uses the non-GAAP measure of adjusted earnings to assess its performance. This measure excludes items not viewed as related to ongoing operations. Third quarter adjusted earnings per share was unchanged at $0.53 in both 2021 and 2020. Lower adjusted revenue in 2021 was offset by a favorable change in the provision for credit losses on loans. The above sale gains are excluded from adjusted revenue and earnings. Other major exclusions are merger, restructuring, and other expense.

Nine month results in 2020 were a $548 million loss due primarily to credit loss provision and goodwill charges in the first half of the year stemming from the onset of the COVID-19 global pandemic. Nine month results in 2021 were a $98 million profit, with both GAAP and adjusted quarterly earnings reaching the highest level in the third quarter, including the benefit of improving credit quality as pandemic economic recovery has strengthened.

Asset quality has improved during 2021, with credit losses and delinquencies declining below pre-pandemic levels in the most recent quarter. Berkshire’s measures of capital and liquidity remained high and strengthened during 2021. Berkshire’s measures of interest rate sensitivity show significant potential benefit from possible higher future market interest rates. The Company’s ongoing restructuring of liabilities has benefited its funding costs, with more potential benefit from maturing liabilities over the next year. Berkshire completed a 2.5 million, or 5%, share repurchase program in the second and third quarters of 2021.

THIRD QUARTER FINANCIAL HIGHLIGHTS (Comparisons are to the prior year unless otherwise stated):

•$52 million pre-tax net gain on the sale of insurance and Mid-Atlantic branch operations
•4% increase in total non-interest income excluding gains/(losses)
•66% decrease in net loan charge-offs to $2 million
•$4 million benefit to credit loss provision due to a release of credit loss allowance
•Reduction in wholesale funding to 4% of assets, including prepayment of most Federal Home Loan Bank borrowings
•Deposit costs down year-over-year to 0.22% from 0.61%

The most recent quarter was the first full quarter since Berkshire announced its Berkshire’s Exciting Strategic Transformation (BEST) plan. This comprehensive transformation plan, designed to enhance value for all stakeholders, is viewed as contributing to improved focus on Berkshire’s long-term efficiency, its customers, and its communities. Exiting its Mid-Atlantic and insurance operations was a step in improving the Company’s operations and produced $52 million in net sale gains which bolstered third-quarter income. The 2.5 million share repurchase program was completed far ahead of the authorized time, returning a total of nearly $69 million in excess capital to shareholders.

In the third quarter, Berkshire also announced its BEST Community Comeback initiative that targets to lend and invest to strengthen the economic health of its communities, an industry-leading commitment given the relative size of the program and the Bank. The Company is positioned to support other BEST initiatives in development including its recently announced consumer lending partnership with the fintech Upstart. The Company also initiated certain restructuring activities in the third quarter related to real estate consolidation, borrowings prepayments, and operations outsourcing as part of its optimization and efficiency strategies.

The Company continued to record strong deposit growth during the quarter and its expanded banking teams are focused on building loan origination volumes. The Company reduced its total branch banking offices from 130 offices at the start of the year to 106 offices currently. This includes the sale of 8 Mid-Atlantic offices and the consolidation of 16 offices in accordance with the plan announced in the fourth quarter of 2020. Additionally, the Company is considering the further consolidation of another 5-10 branches in the upcoming year. Berkshire is executing this plan in conjunction with the expansion of its MyBanker concierge style bankers in affected markets. Deposit retention in the consolidated branches is regarded as high including the benefit of this strategy.

In the most recent quarter, Berkshire announced further refreshment of its board of directors. Board Chair J. Williar Dunlaevy retired from the board, and Vice Chair David Brunelle was elected to the position of Board Chair. The Board also elected Jeffrey Kip as a new director. Mr. Kip, age 53, is Chief Executive Officer of Angi International which provides internet tools and resources for home improvement, maintenance, and repair projects. After quarter-end, Deborah Bailey resigned from her position as director of the Company and the Bank.

Berkshire announced the recruitment of executive leaders during the quarter, following the previously announced resignation of Tami Gunsch, Senior EVP and Head of Consumer Banking. Ellen Steinfeld was hired as EVP, Head of Consumer Lending & Payments. Lucia "Lucy" Bellomia was hired as EVP, Head of Retail Banking. Berkshire hired veteran Connecticut banking professional Jeffrey Klaus as SVP, Regional President & Middle Market Team Leader in Southern Connecticut, based in New Haven. Additionally, the Company announced hirings of experienced frontline bankers in its growing Wealth Management, SBA Lending, Commercial Banking, Private Banking, and MyBanker units. The Company believes that merger activities among major local competitors provide opportunity for customer and talent acquisition over the near and medium term.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

Summary: Total assets decreased to $11.8 billion from $12.8 billion during the first nine months of 2021. This included the $0.6 billion impact of the sale of the Mid-Atlantic branch operations, along with the impact of the $0.5 billion reduction in borrowings funded with proceeds from loan run-off, which also contributed to higher short-term investment balances. As a result, the Company’s liquidity strengthened further, as well as the sensitivity of its income to higher market interest rates which are anticipated by financial markets. The ratio of loans to deposits decreased to 66% from 79%, and the regulatory ratio of common equity tier 1 capital to risk-weighted assets increased to 15.3% from 13.8%. All major measures of asset quality strengthened as economic conditions improved from distressed pandemic conditions.

Investments: Short-term investments increased by $505 million to $1.97 billion in the first nine months of the year. These funds are available for ongoing payoffs of maturing brokered deposits, and are available to fund targeted net loan growth in 2022, as well as potential increases in the investment securities portfolio. Most short-term investments are held at the Federal Reserve Bank of Boston.

The portfolio of investment securities increased by $109 million, or 5%, to $2.33 billion in the first nine months of the year. Growth was concentrated in agency mortgage-related securities and municipal securities. Emphasis has been placed on the held to maturity designation to limit impacts on equity if rates rise and bond prices decline. Total held to maturity securities increased by $187 million, or 40%, for the year-to-date. The portfolio is highly liquid, with an average life of 4.4 years for the bond portfolio at period-end. The portfolio yield decreased to 2.09% in the most recent quarter from 2.69% in the fourth quarter of 2020, due to ongoing compression of asset yields. The portfolio of investment securities had an unrealized gain of $24 million, or 1.0% of cost, at period-end, compared to $68 million, or 3.2% of cost at the start of the year, due to the rise in medium term interest rates during the first nine months of 2021. The Company continues to evaluate possible expansion of the securities portfolio to utilize a portion of excess short-term investments, taking into consideration the outlook for interest rates, loan growth, and deposit behaviors.

Loans: Total loans decreased in the first nine months of 2021 by $1.25 billion, or 15%, to $6.84 billion. This was primarily due to a $587 million decrease in Paycheck Protection Program (“PPP”) loans which were prepaid through the SBA loan forgiveness program. The remaining balance of PPP loans was $46 million at period-end. All other commercial loans decreased by $153 million, or 3%. This was primarily due to a $134 million decrease in loans to COVID sensitive industries. The Company also has targeted runoff of selected commercial portfolios not contributing to its BEST strategic goals. Commercial line utilization decreased from 51% to 47% as businesses continued to accumulate liquidity resulting from federal support programs. Overall commercial loan demand has been muted as the Company’s markets recover from pandemic conditions. Berkshire is recruiting bankers to expand its loan originations. During the third quarter, the Company opened a new commercial lending office in

New Haven to service the Southern Connecticut market and a new commercial office in Providence, Rhode Island to expand its current business in that market.

Residential mortgage balances decreased by $369 million, or 20%, for the year-to-date due to prepayments in the ongoing low rate environment. Consumer loan balances decreased by $136 million, or 20%, primarily due to targeted run-off of $104 million in consumer balances primarily related to indirect automobile loans. Under the leadership of the newly recruited EVP of Consumer Lending and Payments, the Company is expanding its mortgage originations team and its in-market correspondent bank mortgage conduit relationships. The Company also recently announced a partnership with fintech Upstart to begin originating in-market unsecured consumer loans conforming to the Company’s underwriting and pricing parameters. The Company is pursuing additional consumer lending channels as it pursues the strategies and goals set out in its BEST and Berkshire Community Comeback programs.

The third quarter 2021 average loan portfolio yield was 3.77%, compared to 3.62% in the fourth quarter of 2020. The improvement in yield included the benefit of the recognition of deferred PPP fees in interest income when the related loans were forgiven by the SBA.

The Company has designated the following industries as sensitive to direct and indirect COVID-19 impacts: hospitality, Firestone (specialty equipment lending), restaurants, and nursing/assisted living facilities, which collectively totaled $734 million at period-end, compared to $868 million at the start of the year. Hospitality loans totaled $308 million at period-end and Firestone loans totaled $178 million at period-end.
Asset Quality and Credit Loss Allowance: Major asset quality metrics improved in the first nine months of 2021, trending towards pre-pandemic levels. Total non-accruing loans decreased below the year-end 2019 pre-pandemic level, declining to $37 million and measuring 0.54% of period-end loans.

Accruing delinquent loans decreased to $22 million from $28 million, measuring 0.33% of total loans at period-end. Net loan charge-offs decreased to $2 million in the most recent quarter. Nine month net loan charge-offs decreased year-over-year from $21 million to $17 million, measuring 0.30% of average loans in 2021. Accruing troubled debt restructurings totaled $19 million at quarter-end, which was little changed from $18 million at year-end 2020.

Total COVID-19 loan modifications decreased to $65 million at period-end, or 0.95% of loans, compared to $316 million at the start of the year. Period-end loan modifications were concentrated in hospitality loans, which had $51 million in modifications at that date. Most of these loans were supported by interest reserves and were granted full year principal payment deferrals for 2021 to allow seasonal properties to recover and to allow newer properties additional time to achieve targeted stabilized income targets.

Criticized loans decreased to $265 million at period-end, compared to $359 million at year-end 2020, measuring 3.9% of total period-end loans. This balance includes classified loans, which decreased to $157 million, compared to $250 million at year-end 2020, measuring 2.3% of total period-end loans. Loans to COVID sensitive industries comprised approximately 44% of criticized balances. Recent reductions in classified loans were due to a combination of exit strategies and upgrades of hospitality loans. The Company has traditionally viewed its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Accruing classified loans totaled $120 million at period-end, compared to $185 million at year-end 2020.

The allowance for credit losses on loans decreased by $14 million, or 11%, to $113 million during the first nine months of the year. The ratio of the allowance to total loans measured 1.65%, compared to 1.58% at the start of the year. The Company’s allowance methodology includes an assessment of the risk of adverse developments and consideration of qualitative factors. The 1.65% ratio of the allowance to total loans remains higher than the 0.94% ratio following the adoption of CECL and prior to the emergence of the pandemic. The Company anticipates that the allowance ratio will decline in the coming year, depending on economic and qualitative factors, and depending on the portfolio mix.

Deposits and Borrowings: Berkshire has been pursuing a course of reducing higher cost wholesale funds by paying off brokered time deposits and FHLB borrowings as they mature. In the third quarter, the Company also prepaid most borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). For the year-to-date, total wholesale funds decreased by 64% from $1.182 billion to $428 million. Included in this total are brokered deposits, which decreased from $611 million to $317 million, most of which is scheduled to mature over the next year.

Total deposits increased by $150 million, or 1%, to $10.37 billion in the first nine months of the year. Excluding the above change in brokered deposits, total deposits increased by $443 million, or 5%. Non-interest bearing checking accounts increased by $539 million, or 22%. This included growth of both personal and commercial checking balances and benefited from the further accumulation of liquidity from federal fiscal stimulus payments. NOW and money market balances shifted due to the impact of the calendar on daily payroll deposits. Time deposits decreased by $559 million, consisting mostly of the reduction in brokered time deposits, and savings balances increased as maturing time deposits shifted into checking and savings accounts.

Most of the $1.5 billion balance of non-brokered time deposits at period-end is scheduled to mature in the next twelve months. These balances comprise approximately 15% of total non-brokered deposits. The higher costs of these older time accounts are targeted to be replaced with lower costing balances reflecting current lower interest rates. The total cost of deposits decreased to 0.22% in the most recent quarter from 0.47% in the fourth quarter of 2020. The cost of borrowings increased to 3.89% from 2.50% due to the impact of remaining higher cost subordinated debt as shorter term borrowings matured or were prepaid. The total cost of funds decreased to 0.31% from 0.60%.

At year-end 2020, liabilities held for sale and assets held for sale included deposits and loans held for sale pursuant to the contract for the sale of the Mid-Atlantic branch operations. This sale was completed in the most recent quarter.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.7 billion in notional amount at period-end. The estimated fair value of these instruments was an asset of $55 million at period-end, which decreased from $94 million at year-end 2020 due to the impact of rising medium term interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity decreased by $10 million, or 1%, to $1.18 billion during the first nine months of 2021. Berkshire earned $98 million in income during this period, including the $38 million after-tax gain on the sale of operations. Berkshire paid out $87 million to shareholders through stock repurchases and dividend payments. Additionally, the Company recorded a $24 million decrease in accumulated other comprehensive income due to the after-tax impact of a reduction in unrealized debt security gains resulting from the increase in medium term interest rates during the first nine months of the year.

During the second quarter, Berkshire announced a board authorization for the repurchase of 2.5 million shares, or approximately 5% of outstanding shares. The Company completed this repurchase in the third quarter, paying an average price of $27.48 per share, totaling $69 million, for the repurchase of the 2.5 million shares.

Total risk-weighted assets decreased year-to-date, reflecting a decline in total assets and the impact of the temporary shift towards lower risk assets as loan balances have shifted into short-term investments. As a result, capital metrics improved over the nine months. The common equity tier 1 capital ratio improved to 15.3% from 13.8% at the start of the year, and is viewed as comparatively very strong in relation to peer institutions.

Period-end book value per share totaled $24.21 and the non-GAAP measure of tangible book value per share measured $23.58. Both of these measures increased by 4% over the first nine months of the year.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

Summary: Berkshire recorded net income of $64 million, or $1.31 per diluted share, in the third quarter of 2021. This was an increase compared to $21 million, or $0.42 per share, in the third quarter of 2020. The increase was primarily due to $38 million in after-tax gains, or $0.78 per share, recorded on the sale at the end of August 2021 of Berkshire’s insurance operations and Mid-Atlantic branch operations.

The Company uses the non-GAAP measure of adjusted earnings to assess its performance. This measure excludes items not viewed as related to ongoing operations. Third quarter adjusted earnings per share was unchanged at $0.53 in both 2021 and 2020. Lower adjusted revenue in 2021 was offset by a favorable change in the provision for credit losses on loans. The above sale gains are excluded from adjusted revenue and earnings. Other major exclusions are merger, restructuring, and other expense.

Nine month results in 2020 were a loss of $548 million, or $10.90 per share, due primarily to credit loss provision and goodwill charges in the first half of the year stemming from the onset of the COVID-19 global pandemic. Nine month results in 2021 were profitable, with net income of $98 million, or $1.97 per share. In 2021, both GAAP and adjusted quarterly earnings reaching the highest level in the third quarter, including the benefit of improving credit quality as pandemic economic recovery has strengthened.

The third quarter efficiency ratio increased year-over-year to 68.8% from 65.4%, and the nine month ratio increased to 69.3% from 67.7%. This primarily reflected lower revenue from net interest income. Return on assets and return on tangible equity improved year-over-year from the first half 2020 loss, and benefited from the sale gains and the credit to the loan loss provision in the third quarter of 2021. The third quarter 2021 return on assets was 2.14% and return on equity was 22.2%. The non-GAAP measure of adjusted return on assets was 0.86% and the non-GAAP measure of adjusted return on tangible equity was 9.5%.

Revenue: Total net revenue increased year-over-year by $48 million, or 49%, in the third quarter and by $60 million, or 21%, in the first nine months of the year. This included the benefit of the $52 million in net gains on the sale of insurance and branch operations. The Company’s non-GAAP measure of adjusted revenue excludes gains and losses on securities and on sales of operations. Adjusted net revenue decreased year-over-year by $5 million, or 5%, in the third quarter and by $1 million, or 1%, in the first nine months of the year. Lower net interest income was partially offset by higher fee revenue. Revenue in 2021 included the approximate impact of the loss of approximately $2 million in revenues from insurance and branch operations which were sold at the end of August 2021.

Net Interest Income: Net interest income decreased year-over-year by $6 million, or 7%, in the third quarter and by $19 million, or 8%, in the first nine months of the year. The third quarter change was primarily due to a decrease in average earning assets, which decreased by 5% year-over-year. This reflected the use of funds from loan run-off to paydown higher cost wholesale funds, together with the reduction in assets related to the branch sale. Additionally, the third quarter net interest margin decreased year-over-year by 5 basis points to 2.56%, due to the shift towards lower risk and shorter duration assets.

The decrease in nine month net interest income was primarily due to a decrease in the net interest margin to 2.60% from 2.75%. This primarily reflected the ongoing impact from the 42 basis point contraction in the net interest margin in the second quarter of 2020 following the approximate 150 basis downward parallel shock in interest rates in March 2020 due to pandemic related emergency federal monetary interventions.

The yield on earning assets has decreased steadily over the last five quarters, reflecting ongoing yield compression in the low rate environment, together with the shift in mix with lower loans and higher short-term investments. This has been partially offset by higher income on PPP loans in the last three quarters due to the recognition of deferred revenues when PPP loans were forgiven by the SBA. These loans contributed 11 basis points to the margin in the first and second quarters of 2021, falling to 5 basis points in the most recent quarter. There was no remaining material balance of deferred PPP revenue at period-end.

The Company’s liability management strategies have been focused on supporting the net interest margin to offset asset yield compression. Deposit costs have been repriced down and the Company benefited from higher non-interest bearing checking account balances, which increased year-over-year in the third quarter to 29% of average deposits from 24%.

The Company has focused on paying down higher cost wholesale funds as well as lowering the cost of maturing retail time deposits, which have been comparatively high sources of funding in recent years. The Company expects to benefit from the prepayment of FHLBB borrowings which occurred near the end of the most recent quarter. Additionally, the $1.8 billion remaining balance of time deposits at period-end represent further potential opportunity to reduce funding costs compared to peer institutions.

Non-Interest Income: Non-interest income increased year-over-year by $54 million in the third quarter and by $79 million in the first nine months of the year. This includes the $52 million benefit of net gain on sales of business operations in the most recent quarter, and the cost of $10 million in securities losses in the first half of 2020.

Total non-interest income before gains and losses increased year-over-year by $1 million, or 4%, in the third quarter and by $18 million, or 34%, in the first nine months of the year. For the third quarter, SBA loan originations related income increased year-over-year by $3 million to a record level of $5 million, compared to pandemic depressed business volumes in 2020. Third quarter deposit related fees increased year-over-year by 8% and wealth management fees increased 15% due to improved business conditions. This growth helped offset a 41% reduction in insurance commissions due to the sale of insurance operations, along with a 77% decrease in mortgage banking revenue from elevated business volumes in 2020.

The nine month improvement in non-interest income before gains and losses was primarily due to improvements in the first half of 2021 from the pandemic emergency conditions in the first half of 2020, which resulted in contractions in business activity, fee waivers, and charges resulting from negative price movements in fair valued financial instruments, including derivative financial instruments and other fair valued assets. Additionally, the Company recorded $2 million in PPP referral fees in the first half of 2021 for its participation in the second round of the PPP program, channeling applications through a fintech partner rather than maintaining PPP loans on its balance sheet as it did in 2020.

Credit Loss Provision Expense: The third quarter provision was a benefit of $4 million in 2021 compared to an expense of $1 million in 2020. For the first nine months of the year, the provision expense was $3 million in 2021 compared to $66 million in 2020. The provision was elevated in the first half of 2020, as the Company estimated expected loan losses in the context of the global pandemic. The Company continues to maintain an elevated allowance compared to loans based on its methodology. Because of the decline in the loan portfolio, there has been little need for additional provision expense in 2021. The benefit in the most recent quarter reflected a further reduction in loans as well as the improving economic outlook.

Non-Interest Expense and Tax Expense: Non-interest expense decreased year-over-year by $3 million, or 5%, for the third quarter and by $552 million for the first nine months of the year. The third quarter decrease was due to lower merger, restructuring and other non-operating expenses. These costs in 2020 were primarily related to the CEO separation and in 2021 were primarily related to net restructuring costs including borrowings prepayment fees, real estate consolidation plans, and severance. The $552 million nine month decrease was primarily due to the $554 million goodwill write-off in the second quarter of 2020.

The Company’s non-GAAP measure of adjusted non-interest expense excludes the above costs, which are not viewed as related to ongoing operations. Adjusted non-interest expense increased year-over year by $1 million, or 1%, for the third quarter and by $2 million, or 1%, for the first nine months of the year. Expense benefited from the sale of insurance and branch operations at the end of August 2021. Third quarter expense was up primarily due to a 6% increase in salary expense including the impact of the Company’s investment in front line bankers. The nine month increase in expense primarily reflected higher professional expense in the first half of the year for legal, financial, and other advisory services related to management and board matters.

The Company has completed the consolidation of 16 branch offices in 2021. The Company sold 8 offices as part of the Mid-Atlantic branch sale. Total branch offices declined from 130 to 106 for the year-to-date, as the Company pursues its strategy for front-line bankers in managing expansion and market positioning. This includes a focus on its MyBankers who provide dedicated relationship support to customers with committed banking relationships. Full time equivalent staff totaled 1,333 positions at period-end, compared to 1,505 positions at the start of the year. This decrease included 79 positions which were transferred in conjunction with the sale of insurance and branch operations. The Company designated ten real estate properties as held for sale in the third quarter as it pursues its efficiency strategies for reducing overhead and evolving a hybrid work environment. A severance accrual was recorded during the quarter in conjunction with planned efficiencies in servicing customer accounts in partnership with third parties.

The Company received income tax expense benefits in 2020 due to loss carrybacks resulting from the losses reported in 2020. The effective tax rate was 20% in the third quarter of 2021 and 21% for the first nine months of the year. The effective tax rate on adjusted pre-tax income was 12% in the third quarter of 2021 and 19% for the first nine months of the year. The higher GAAP tax rate reflected the higher GAAP pre-tax income primarily related to the net sale gains for the sale of the insurance and branch operations. Berkshire invested in two historic rehabilitation tax credit projects in the most recent quarter, resulting from increased rehabilitation project activity which had declined following the onset of the pandemic. These programs serve community needs in Albany, NY and Westerly, RI. They provided $2 million in tax benefits in the most recent quarter, which resulted in $0.01 in additional EPS net of related amortization charges included as a component of non-interest income.

Discontinued Operations: In the fourth quarter of 2020, the Company completed the exit of its national mortgage banking operations. These operations generated a net loss of $20 million in 2020, of which $2 million was recorded in the third quarter and $16 million was recorded in the first nine months of 2020. These operations are excluded from the Company’s measures of adjusted income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. The decrease in interest rates in 2020 resulted in $20 million in other net after-tax nine month comprehensive income and the increase in medium term interest rates in 2021 resulted in a $24 million nine month other net comprehensive loss.

Liquidity and Cash Flows: The primary sources of cash in the first nine months of 2021 were the decrease in total loans and the increase in demand deposits, and the primary uses of cash were the reduction of wholesale funds and an increase in short-term investments, as well as the settlement of the branch sale. As a result, liquidity increased, with short-term investments increasing to 17% of total assets and total investments increasing to 36% of assets at period-end, from 11% and 29%, respectively, at the start of the year. The ratio of loans to deposits decreased to 66% from 79%. The ratio of wholesale funds to assets decreased to 4% from 9%.

The Company anticipates repaying most of the $428 million in wholesale funds over the next twelve months. The Company is targeting to resume loan growth in 2022, and to shift some funds from short-term investments into investment securities. The Company anticipates that excess liquidity will decline in 2022 based on these targeted events. The Company regularly stress tests its liquidity and views its stressed liquidity profile as sound including the benefit of current excess levels of liquidity.

At period-end, unused borrowing capacity at the FHLBB was $1.6 billion, which was unchanged from the start of the year. Borrowing availability at the Fed discount window was $0.5 billion and $0.8 billion for these dates respectively. Total cash held by the holding company was $77 million and $84 million for these respective dates. The Company targets to use cash at the holding company together with dividends from the Bank to fund dividends and potential stock repurchases over the coming year.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

The Company views its regulatory capital measures as providing it with a cushion of excess capital in relation to its operating condition, risk profile, and strategic plans, and compared to peers. The Company’s priorities for uses of it capital are based on maintaining strong capital, supporting organic growth and its BEST strategic plan, paying a dividend yield that in the long run is competitive and targets a 30-40% payout ratio, and distributing excess capital to shareholders through stock repurchases.

The Company’s long term goal is to maintain a competitive capital stack and to provide a return in excess of the cost of its common equity capital. The Company’s tier 2 capital includes a $75 million subordinated note which converts to a convertible rate and becomes callable as of September 2022. The Company will monitor capital markets conditions while assessing future plans for this capital.

The Company and Bank are investment grade rated by the KBRA bond rating service and the Company views itself as having good access to current capital markets. The Company performs capital stress testing at least annually and has a general goal to remain qualifying for the “well capitalized” designation in the severely stressed scenario. The Company views its current stressed capital position as sound and conforming to its objectives, including the benefit of current excess levels of capital.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and the Massachusetts Division of Banking.

Off-Balance Sheet Arrangements and Contractual Obligations: In the normal course of operations, Berkshire engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Further information about the Company’s off-balance sheet arrangements and information relating to payments due under contractual obligations is presented in the most recent Form 10-K. Changes in the fair value of derivative financial instruments and hedging activities are included on the balance sheet and information related to these matters is reported in the related footnote to the consolidated financial statements, and was included in management’s discussion of changes in financial condition. There were no major changes in off-balance sheet arrangements and contractual obligations during the nine months of 2021 except for the completion of the agreement to sell the Mid-Atlantic branch operations, which was completed at the end of August 2021.

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

LIBOR BASED INSTRUMENTS

The Company’s use of LIBOR based instruments and the industry-wide transition program off of LIBOR were discussed in Item 1 (“Business”) and Item 1-A (“Risk Factors”) of the Company’s most recent report on Form 10-K. The Company has in excess of $5 billion in notional balances of LIBOR based instruments related primarily to its commercial banking operations. These include loans priced off of LIBOR, as well as interest rate swap contacts including customer, dealer, and risk participation agreements. The Company has no material LIBOR based contracts requiring remediation prior to year-end 2021.

The Financial Conduct Authority (“FCA”) presently intends to continue publishing most LIBOR indices through June 2023 for use with legacy instruments contracted in 2021 or before. The Company continues to develop and execute plans to transition instruments associated with LIBOR to alternative reference rates. The Company expects that LIBOR based instruments issued after year-end 2021 will utilize a different pricing index, and it is working actively with customers and its core systems provider to prepare for this transition. The Company has begun incorporating SOFR in place of LIBOR in new contracts and contract proposals. The Company continues to monitor additional index rates as they become available or are requested by customers or other counterparties.

CORPORATE RESPONSIBILITY UPDATE

Berkshire Bank is committed to purpose-driven, community-centered banking that enhances value for all stakeholders as it pursues its vision of being the leading socially responsible community bank. Learn more about the steps Berkshire is taking at berkshirebank.com/csr and in its most recent Corporate Responsibility Report.

Key developments in the quarter include:

•Launch of the BEST Community Comeback: Berkshire announced its "BEST Community Comeback" a $5 billion multi-year ESG and community commitment to fuel resilience and strengthen local communities. The multi-year plan focuses on four key areas: fueling small businesses, community financing and philanthropy, financial access and empowerment, and funding environmental sustainability.

The program includes $1.5 billion in small business lending; $2.5 billion in mortgage lending inclusive of $200 million in lending for minority mortgage borrowers; $2.5 billion in lending in low-moderate income neighborhoods; and $300 million in lending for low-carbon projects. Additionally, the Bank plans to transition its electricity supply to 100% renewables and reduce its greenhouse gas emissions by the end of 2024.

•Xtraordinary Day: As a kickoff to the Bank's "BEST Community Comeback," Berkshire Bank hosted its 5th annual "Xtraordinary Day of Service." Berkshire Bank employees were deployed in a virtual setting, volunteering for causes that support the small business ecosystem, equity and inclusion and basic community needs. More than 75% of Berkshires workforce participated in the day.

•Current ESG Performance: The Company continued to improve its Environmental, Social and Governance (ESG) ratings, generally outperforming peers. As of September 30, 2021 the Company received ratings of: MSCI ESG- BBB; ISS ESG Quality Score - Environment: 2, Social: 1, Governance: 2; and Bloomberg ESG Disclosure- 47.81. The company is also rated by Sustainalytics.

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

As of September 30, 2021, net interest income is expected to benefit from upward changes in interest rates. In the scenario of a 200 basis point upward parallel ramp, the Company models approximately a 4% increase in NII in the first year and a 13% increase in the second year. A scenario of a 200 basis point upward shock results in a 13% increase in the first year, with a further small increase in the second year. Upward ramps and shocks of 100 basis points result in slightly less than half of the modeled benefit of 200 basis point rate increase scenarios. Under an implied forward curve scenario, net interest income benefits by 1% and 3% in the first and second years, respectively, primarily driven by improvement in earning asset yields. The Company’s net income is also modeled to increase in the event of interest rate increases. The dollar amount of net income at risk was modeled to generally be the same as the amount of net-interest income at risk. Economic value of Equity (EVE) sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. At this time, EVE is positively sensitive to increases in interest rates.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On September 11, 2020, the Company received notice of a demand letter served on the Company and the Bank by a former mortgagee of the Bank pursuant to the Massachusetts Consumer Protection Act, M.G.L Ch. 93A (“Chapter 93A). The demand letter alleges that a mortgage payoff statement tendered by the Bank to the mortgagee included a mortgage discharge preparation fee that is purportedly impermissible under Massachusetts law. The demand letter also claims that the Bank failed to provide a copy of the recorded mortgage discharge to the mortgagee in a timely manner. The demand letter further purports to state claims on behalf of a putative class of similarly situated Massachusetts mortgage customers of the Bank, who allegedly may have suffered similar violations of Massachusetts law. The demand letter seeks monetary damages for the original mortgagee claimant and the putative class, plus double or treble damages and reasonable attorneys’ fees, as may be allowed under Chapter 93A. The Company and the Bank have retained outside litigation counsel in this matter, and discussions have proceeded between the parties to find a mutually acceptable resolution. On July 28, 2021, a class action complaint was filed by the original 93A claimant against the Bank in the Massachusetts Superior Court for Suffolk County, pursuant to a pre-negotiated Memorandum of Understanding (“MOU”) between the parties. In accordance with the MOU, the parties have filed and the court has preliminarily approved a settlement agreement, under which the Bank expects to pay damages of approximately $510,000 in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the filed class action lawsuit on behalf of the plaintiff and all putative settlement class members, plus certain costs for administration of the class action settlement and legal fees incurred by the named plaintiff up to the amount of $85,000.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no other major changes in risk factors identified during the first nine months of 2021.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September 30, 2021 and 2020 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2021:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2021	1,177,224	$27.34	1,177,224	577,834
August 1-31, 2021	490,574	27.64	490,574	87,260
September 1-30, 2021	87,260	25.41	87,260	—
Total	1,755,058	$27.33	1,755,058	—

On April 28, 2021, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company may repurchase up to 2,500,000 shares of its common stock through April 30, 2022. On September 13, 2021, the Company announced that it had completed this stock repurchase program. The Company repurchased 2,500,000 shares of its common stock at an aggregate price of $68.7 million, or an average price of $27.48 per share.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2021	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: November 9, 2021	By:	/s/ Subhadeep Basu
Subhadeep Basu
Senior Executive Vice President, Chief Financial Officer