Form 10-K
period 2021-12-31
BERKSHIRE HILLS BANCORP INC
filed 2022-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.4 billion, based upon the closing price of $27.41 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 25, 2022 was 48,378,891.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Further, the ongoing COVID-19 pandemic and the related local and national economic disruption may continue to result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in our allowance for loan losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on our interest-earning assets than the decline in the cost of our interest-bearing liabilities; and increased cybersecurity risks, as employees continue to work remotely. Additionally, financial markets and/or Company operations may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

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

GENERAL
Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is headquartered in Boston, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”).

Berkshire Bank is transforming what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being the leading socially responsible omni-channel community bank in the markets it serves. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services.

At year-end 2021, the Bank had 106 full-service banking offices in its New England and New York footprint. During 2021, the Company opened commercial banking offices in New Haven, CT and Providence, RI. During the year 2021, the Company sold its 8 Mid-Atlantic banking offices and related operations, while maintaining a commercial lending office with an asset-based lending focus. Also during the year, the Bank consolidated 16 branch offices in its New England/New York footprint. and sold its insurance operations.

The emergence of the global COVID-19 pandemic in the first quarter of 2020 affected many aspects of the Company’s operations and financial condition through 2020 and 2021, as further described in other sections of this report. The Company’s markets were initially among the hardest hit areas in the world. Beginning in the first quarter of 2021, the Company’s markets were among the leading areas of the country in achieving high rates of vaccination with new vaccines that were deployed.

FILINGS
Information regarding the Company is available through the Investor Relations tab at berkshirebank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at sec.gov and, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, at berkshirebank.com under the Investor Relations tab. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

COMPETITION
The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of its products. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company is pursuing a “banker heavy, branch light” model in newer markets, and uses its mobile MyBanker teams which provide personalized service to customers with committed relationships. The Company does not rely on any individual, group, or entity for a material portion of its deposits. Due to recent mergers of in-market bank competitors, the Company is pursuing opportunities to expand its market share and talent recruitment.

LENDING ACTIVITIES
General. The Bank originates loans in the four basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are generally originated for sale on a servicing released basis. Additionally, the Bank also originates Small Business Administration ("SBA") 7A loans for sale to investors. The Bank also conducts wholesale purchases and sales of loans and loan participations generally with other banks doing business in its markets, including selected national banks. The information discussed below describes the Company’s ongoing lending activities. The COVID-19 pandemic conditions that affected the Company’s activities in 2021 and 2020 are discussed in Management’s Discussion and Analysis in Item 7 of this report.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 7 - Loans of the Consolidated Financial Statements.

Item 1 - Table 1 - Loan Portfolio Analysis

	2021		2020		2019
(In millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans:
Construction	$324	4.7%	$455	5.6%	$449	4.7%
Commercial multifamily	516	7.6	483	6.0	632	6.7
Commercial real estate owner occupied	607	8.9	552	6.8	673	7.1
Commercial real estate non-owner occupied	2,157	31.6	2,119	26.2	2,190	23.0
Commercial and industrial	1,285	18.8	1,943	24.0	1,844	19.4
Residential real estate	1,489	21.8	1,932	23.9	2,853	30.0
Home equity	252	3.7	294	3.7	379	4.0
Consumer other	196	2.9	303	3.8	483	5.1
Total	$6,826	100.0%	$8,081	100.0%	$9,503	100.0%
Allowance for credit losses (1)	(106)		(127)		(64)
Net loans	$6,720		$7,954		$9,439
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

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on short-term published interest rates and allow the borrower to swap into a longer-term fixed rate. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The Bank also records fee income on these interest rate swaps based on the terms of the offsetting swaps with the bank counterparties.

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

Commercial and Industrial Loans ("C&I"). C&I loans are mostly managed through the Bank’s commercial middle market banking organization. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and SBA guaranteed loans. Business lines of credit have adjustable rates of interest and can be committed or are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans. Commercial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk. The Company considers these loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities. The loans originated through the Company’s participation in the SBA’s Paycheck Protection Program (“PPP”) lending program in 2020 were classified as C&I loans. This program was an integral component of federal support programs in response to the emergence of the pandemic in the first half of 2020. These loans were viewed as zero credit risk due to the related SBA guarantee. Most of these loans were repaid via SBA forgiveness in 2021. The balance of these PPP loans was $30 million at year-end 2021, compared to $633 million at year-end 2020.

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

Small Business Banking. This group is also referred to as Business Banking, and handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns 44 Business Capital, a dedicated SBA 7A program lending team based in the Philadelphia area. This team originates loans in the Northeast, Mid-Atlantic and nationally. 44 Business Capital also works with business banking and small business teams to provide SBA guaranteed loans to business Banking Customers in Berkshire’s footprint. This team sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans in its C&I loan portfolio. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue, and it is targeting to further expand these operations. Berkshire Bank also owns Firestone Financial Corp. ("Firestone"), which is located in Needham, MA. Firestone originates loans secured by business-essential equipment through over 160 equipment distributors and manufacturers and directly via the end borrower in all 50 states. Key customer segments include the fitness, carnival, gaming, and entertainment industries.

Residential Mortgages. Through its mortgage banking operations, the Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. The majority of loans are originated for sale with rate lock commitments which are recorded as derivative financial instruments. Mortgages are generally underwritten according to U.S. government sponsored enterprise guidelines designated as “A” or “A-” and referred to as “conforming loans”. The Bank also originates jumbo loans above conforming loan amounts which generally are consistent with secondary market guidelines for these loans and are often held in portfolio. The Bank does not offer subprime mortgage lending programs. The Bank buys and sells seasoned mortgages primarily with smaller financial institutions operating in its markets. The Bank is developing conduit relationships in its markets as an additional business channel for newly originated mortgages.

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

The Bank does not offer interest-only or negative amortization mortgage loans. Adjustable rate mortgage loan interest rates may rise as interest rates rise, thereby increasing the potential for default. The Bank also originates construction loans which generally provide 15-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Mortgage banking also requires flexible and scalable operations due to the volatility of mortgage demand over time. Investor management is integral to maintaining the secondary market support that is required for these operations. In 2021, the Bank entered into a third party relationship to service the residential mortgages and real estate secured consumer loans in its portfolio.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank’s primary consumer lending activity in recent years was indirect auto lending. In 2019, the Company decided to end the origination of indirect auto loans. The Bank’s other major consumer lending activity is prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. In 2021, the Company expanded its consumer lending in its markets through a third party relationship with a financial technology company which originates unsecured consumer loans through the internet using artificial intelligence technology in combination with the Bank’s underwriting criteria.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of loans at year-end 2021. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2A - Loan Contractual Maturity - Scheduled loan amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	Five to	More Than
(In thousands)	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Loans:
Construction	$80,052	$142,114	$87,478	$14,638	$324,282
Commercial multifamily	39,899	177,740	293,666	4,512	515,817
Commercial real estate owner occupied	45,827	173,858	316,684	70,108	606,477
Commercial real estate non-owner occupied	280,160	1,049,631	748,396	78,742	2,156,929
Commercial and industrial	303,706	683,365	274,324	23,034	1,284,429
Residential real estate	3,430	33,530	233,909	1,218,379	1,489,248
Home equity	1,388	4,195	65,897	180,886	252,366
Consumer other	9,396	133,138	44,001	9,764	196,299
Total	$763,858	$2,397,571	$2,064,355	$1,600,063	$6,825,847

Item 1 - Table 2B - Total loans due after one year as of December 31, 2021 - fixed and variable interest rates

(In thousands)	Fixed Interest Rate	Variable Interest Rate	Total
Loans:
Construction	$28,215	$216,015	$244,230
Commercial multifamily	115,278	360,640	475,918
Commercial real estate owner occupied	199,055	361,595	560,650
Commercial real estate non-owner occupied	581,824	1,294,945	1,876,769
Commercial and industrial	356,189	624,534	980,723
Residential real estate	1,148,983	336,835	1,485,818
Home equity	2,045	248,933	250,978
Consumer other	180,932	5,971	186,903
Total	$2,612,521	$3,449,468	$6,061,989

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

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management and Capital Committee and Management, under the leadership of the Chief Risk Officer. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management and Capital Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial loan approvals in accordance with these standards and procedures. Generally, pass rated secured commercial loans can be approved jointly up to $7 million by the business line Managing Director and Credit Director. Loans up to $10 million can be approved with the additional signature of the Chief Credit Officer. Loans in excess of this amount, and designated lower rated loans are approved by the Executive Loan Committee. The Bank tracks loan underwriting exceptions and exception reports are actively monitored by executive lending management.

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

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income on accruing troubled debt restructurings totaled $0.2 million for 2021. The total carrying value of troubled debt restructurings was $26.8 million at year-end.

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

On January 1, 2020, the Company adopted the new loan loss allowance standard based on Current Expected Credit losses (“CECL”). Under this standard, management makes estimates of future economic conditions over the life of the loan portfolio and other future conditions and arrives at a reasonable estimate of expected loan losses. The basis of the allowance changed from an incurred model to an expected model based on this standard. As a result, the amount of the loan loss allowance and the loan loss provision beginning in 2020 is not comparable to prior years. Also, since different banks may use different estimates and arrive at different expectations, comparisons between banks are more difficult. Further, since the accounting is based on future projections our estimates may change significantly from period to period, the amounts of the allowance and provision may be more volatile than under the previous model. Further information about the allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

Management believes that it uses the best information available to establish the allowance. However, future adjustments to the allowance for credit losses on loans may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. There can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate. Regulatory agencies may require the Bank to make additional provisions for credit losses based upon judgments different from those of management. Any material increase in the allowance may adversely affect the Bank’s financial condition and results of operations.

Item 1 - Table 3 - Credit Quality Ratios

	2021	2020	2019
Ratios:
Allowance for credit losses/total loans	1.55%	1.58%	0.67%
Non-accrual loans/total loans	0.52	0.80	0.42
Allowance for credit losses/non-accruing loans	300.33	196.01	160.38
Net charge-offs/average loans	0.29	0.41	0.35

Item 1 - Table 3.a - Net charge-offs to average loans for each loan category

	2021	2020	2019
Net charge-offs to average loans:
Construction	—%	0.01%	—%
Commercial multifamily	—	—	0.01
Commercial real estate owner occupied	0.02	0.08	0.05
Commercial real estate non-owner occupied	0.18	0.12	—
Commercial and industrial	0.09	0.16	0.24
Residential real estate	—	0.01	0.01
Home equity	—	—	0.01
Consumer other	0.01	0.02	0.03

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

Item 1 - Table 4A - Allocation of Allowance for Credit Losses by Category (as of year-end)

	2021		2020		2019
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Construction	$3,206	1.0%	$5,111	1.1%	$2,713	0.6%
Commercial multifamily	6,120	1.2	5,916	1.2	4,413	0.7
Commercial real estate owner occupied	12,752	2.1	12,380	2.2	4,880	0.7
Commercial real estate non-owner occupied	32,106	1.5	35,850	1.7	16,344	0.8
Commercial and industrial	22,584	1.8	25,013	1.3	20,099	1.1
Residential real estate	22,734	1.5	28,491	1.5	9,970	0.4
Home equity	4,006	1.6	6,482	2.2	1,470	0.4
Consumer other	2,586	1.3	8,059	2.7	3,686	0.8
Total (1)	$106,094	1.6%	$127,302	1.6%	$63,575	0.7%
(1)    Beginning January 1, 2020, the allowance calculation is based on current expected loss methodology. Prior to January 1, 2020, the allowance calculation was based on the incurred loss model.

Item 1 - Table 4B - Allocation of Allowance for Credit Losses (as of year-end)

	2021		2020		2019
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Construction	$3,206	4.8%	$5,111	5.6%	$2,713	4.7%
Commercial multifamily	6,120	7.5	5,916	6.0	4,413	6.7
Commercial real estate owner occupied	12,752	8.9	12,380	6.8	4,880	7.1
Commercial real estate non-owner occupied	32,106	31.6	35,850	26.2	16,344	23.0
Commercial and industrial	22,584	18.8	25,013	24.0	20,099	19.4
Residential real estate	22,734	21.8	28,491	23.9	9,970	30.0
Home equity	4,006	3.7	6,482	3.7	1,470	4.0
Consumer other	2,586	2.9	8,059	3.8	3,686	5.1
Total (1)	$106,094	100.0%	$127,302	100.0%	$63,575	100.0%
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

Historically, the Company has maintained short-term investment balances as a component of cash and cash equivalents which are a component of short-term liquidity management. Due to the pandemic, with a surge in demand deposits and a reduction in loan balances, the balance of short-term investments has increased due to the comparatively low yields and spreads on longer duration investment securities. Most short-term investments have been maintained at the Federal Reserve Bank of Boston.

The Company has historically maintained a high-quality portfolio of managed duration mortgage-backed securities, together with a portfolio of municipal bonds including national and local issuers and local economic development bonds issued to non-profit organizations. Nearly all of the mortgage-backed securities are issued by Ginnie Mae, Fannie Mae, or Freddie Mac, consisting principally of collateralized mortgage obligations (generally consisting of planned amortization class bonds and pass-through securities). The municipal portfolio provides tax-advantaged yield, and the local economic development bonds were originated by the Company to area borrowers. The Company invests in investment grade corporate bonds and Agency commercial mortgage-backed securities. Purchases of non-investment grade fixed-income securities have consisted primarily of capital instruments issued by local and regional financial institutions. The Company also invests in funds financing community reinvestment projects. The Bank owns restricted equity in the Federal Home Loan Bank of Boston (“FHLBB”) based on its operating relationship with the FHLBB. The Company has various hold limits limiting credit and instrument exposures.
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

The following table summarizes year-end 2021 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis and are based on amortized cost. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations are 3-5 years at current interest rates, but the contractual maturities shown reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts. There were no material changes in the tax-exempt portfolio.

Item 1 - Table 5 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$2.1	3.0%	$5.5	5.0%	$36.5	5.0%	$309.2	4.0%	$353.3	4.0%
Mortgage-backed securities	0.1	2.0%	31.8	2.0%	255.4	2.0%	1,752.8	1.0%	2,040.1	2.0%
Other bonds and obligations	61.0	—%	1.7	2.0%	40.1	4.0%	22.3	3.0%	125.1	2.0%
Total	$63.2	0.3%	$39.0	2.7%	$332.0	2.4%	$2,084.3	1.9%	$2,518.5	1.9%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. The Bank emphasizes its transaction deposits – checking and NOW accounts – for personal accounts and checking accounts promoted to businesses. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers a courtesy overdraft program to improve customer service, and also provides debit cards and other electronic fee producing payment services to transaction account customers. The Bank offers targeted online and mobile deposit account opening capabilities for personal accounts. The Bank promotes remote deposit capture devices so that commercial accounts can make deposits from their place of business. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit related fees are a significant source of fee income to the Bank, including overdraft and interchange fees related to debit card usage. Deposit service fee income also includes other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers. In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial and governmental depositors and a fee income source to the bank. The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers. Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank is also gradually deploying its MyTeller video tellers to complement and extend its service capabilities in its branches. The Bank has partnered with a third party fintech company to provide enhanced online deposit account opening services. The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

Item 1 - Table 6 - Average Balance and Weighted Average Rates for Deposits

	2021			2020			2019
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$3,008.5	30%	—%	$2,324.6	23%	—%	$1,745.2	18%	—%
NOW and other	976.4	10	0.1	1,216.6	12	0.3	1,053.9	11	0.6
Money market	3,293.5	32	0.2	2,713.6	26	0.6	2,542.6	26	1.2
Savings	1,111.6	11	0.1	914.1	9	0.1	798.2	8	0.2
Time	1,678.9	17	0.9	3,102.9	30	1.7	3,754.2	37	2.0
Total	$10,068.9	100%	0.3%	$10,271.8	100%	0.7%	$9,894.1	100%	1.2%

Estimated uninsured deposits were $3.7 billion and $4.1 billion at December 31, 2021 and 2020, respectively. At year-end 2021, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

Item 1 - Table 7 - Maturity of Deposits >$250,000

Maturity Period	Time Deposits that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
(In thousands)
Three months or less	$114,373	$180,053
Over 3 months through 6 months	102,789	153,912
Over 6 months through 12 months	77,235	123,310
Over 12 months	97,390	177,493
Total	$391,787	$634,768

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

The Company also uses borrowings from the FHLBB as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the organization. Borrowings from this institution are secured by a blanket lien on most of the Bank’s mortgage loans and mortgage-related securities, as well as certain other assets. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Bank also has access to borrowings from the Federal Reserve Bank of Boston.

The Company had a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding, as well as $74 million in senior subordinated notes at year-end 2021. The Company’s common stock is listed on the New York Stock Exchange under the ticker “BHLB”. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. In 2020, the Company renewed its universal securities shelf registration with the SEC to facilitate potential future capital issuances. The Company has maintained a shelf registration as part of its routine capital management for many years.

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

LIBOR BASED INSTRUMENTS
The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate using the London Interbank Offered Rate (“LIBOR”). Pursuant to bank regulations, the use of LIBOR as an index for new contracts was prohibited beginning in 2022. The use of LIBOR as an index on existing “Legacy” contracts will be discontinued beginning in 2023. There is further discussion of the LIBOR transition in Item 1A and Item 7 of this report.

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation. The Wealth Management Group reported $1.7 billion in total assets under management at year-end 2021. The Company expanded this team during the year and introduced Socially Responsible Investment portfolios as another element of the Company’s overall vision of being a leading socially responsible company.

HUMAN CAPITAL MANAGEMENT
Berkshire’s people are the core of its ability to deliver on its Berkshire’s Exciting Strategic Transformation (BEST) plan and vision of being a high performing, leading socially responsible community bank in New England and beyond. The Company’s approach to human capital management is grounded in its Be FIRST values and focuses on:
•Strong oversight and risk management practices
•Recruitment
•Compensation & Benefits
•Retention, Training, Development & Engagement
•Health & Wellness

Oversight
The Board of Directors has ultimate responsibility for the strategy of the Company. The Compensation Committee of the Board of Directors oversees executive compensation matters and the Corporate Responsibility & Culture committee oversees company culture, diversity, and employee engagement. The Company proactively identifies potential human capital related risks, such as the labor market shortage, rising labor costs, and employee retention and designs strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company's strategic transformation.

Recruitment
Berkshire operates in a highly competitive labor market with strong competition for top talent. To help power Berkshire’s transformation, it relies on and continues to recruit employees with the right mix of skills, expertise and experiences. The Company leverages several strategies to support its talent pipeline and talent acquisition activities including internship placements, affinity group relationships, and the use of experienced recruiters for key management and specialized positions. Berkshire continues to pursue a hybrid work model to expand its access to top talent and provide its employees with workplace flexibility. These strategies have proved effective in meeting the demand for talent demonstrated by the Company’s strong track record attracting new talent across retail, commercial, wealth management, business banking and operational areas. In addition, as market disruptions from mergers remain, Berkshire will continue to leverage its differentiated brand and unique market positioning to hire community-focused bankers from its competitors.

Compensation & Benefits
While the labor market shortage and other factors can contribute to increased labor costs, Berkshire continually evaluates its strategies and looks at best practices to provide competitive pay and benefits packages that reward performance and retain top talent at all levels of the Company. The Company offers comprehensive medical coverage, paid vacation and personal time, along with other benefits, all of which are available to married same-sex or different-sex couples as well as domestic partners. In addition to its compensation and health benefits, Berkshire offers volunteer-time off, an employee assistance program, regular performance reviews and the You FIRST Fund to help employees impacted by personal financial hardships.

Retention, Training, Development & Engagement
Strong employee retention will help reduce expense, create efficiencies and contribute to the success of BEST. In addition to compensation and benefits packages, Berkshire employs a collection of strategies to strengthen employee retention. The Company offers a menu of development and training programs consistent with one’s job responsibilities and professional goals including a mentoring program to pair high potential junior employees with senior staff. Berkshire continues to reskill and upskill employees from across the Company to take on new responsibilities and roles. For employees looking to expand their professional experience in the classroom, the Company offers an education assistance program. In 2021, Berkshire further enhanced its commitment to creating a strong workplace culture by rolling out a comprehensive employee engagement survey to identify strengthens and opportunity areas within the organization. Action plans were developed in areas that did not meet the Company’s high expectations. It expects to continue to enhance its efforts through intentional actions including offering a new employee rewards and recognition program.

Health & Wellness
Like all businesses, Berkshire has been impacted by the ongoing COVID-19 pandemic and continues to proactively manage impacts to protect the health and safety of its employees, customers and communities as well as retain and attract top talent. During the height of the pandemic, the Company provided protective equipment to front-line employees, including masks and gloves, and offered all additional paid sick time, paid vaccine time, paid quarantine/isolation leave, job protected personal leave, flexible work schedules for remote employees, premium pay for onsite employees and maintained full pay for employees with reduced schedules, as a result of the pandemic. The Company continues to maintain a largely hybrid working environment with the majority of non-branch staff working remotely at least part-time.

Future of the Workplace
Berkshire continues to evolve and enhance its human capital management strategies to help drive organizational growth in support of BEST while combating risks, such as the labor market shortage and rising labor costs. The Company intends to continue to evolve its workplace model into a hybrid environment over the long-term. It also plans to pursue its DigiTouch™ service delivery model, a powerful combination of personal service driven by bankers fused with the convenience of user-centric technology that combined, delivers a superior customer experience. While technology will play a bigger role in the future of Berkshire helping to improve processes and drive efficiencies, people will always be at the core of its ability to deliver value to its customers and communities. The Company remains confident that the Berkshire brand, value proposition and socially-responsible vision will continue to be a differentiator in the market and help overcome labor market disruptions.

Human Capital*	◦Total Full Time Equivalent	1319
	◦Turnover Rate	31%
	◦Retention Rate	64%
*All metrics reported are as of or for the year-ended December 31, 2021.

Diversity, Equity & Inclusion
Creating a diverse, equitable, and inclusive workplace is a critical component to the success of Berkshire’s Exciting Strategic Transformation (BEST) and its BEST Community Comeback. At the core of Berkshire’s strategy is a goal to ensure that its workforce reflects the communities in which it operates, that its employees feel that they are valued and can reach their full potential and that it leverages its core business to improve the access and affordability of financial solutions to support economic growth of under-represented populations and communities.

The Company instituted a strong foundation of governance practices to ensure that diversity, equity and inclusion is embedded into Berkshire’s business activities. This includes the Corporate Responsibility & Culture Committee of the Board of Directors which has ultimate oversight responsibility. Berkshire’s Diversity, Equity & Inclusion Committee, which reports into the Board committee, provides additional management level oversight to the Company’s programming and performance. To further strengthen those efforts in 2021, Berkshire named a Senior Vice President/Chief Diversity Officer.

The Company continues to work to improve representation within its workplace leveraging a combination of strategies. Berkshire identifies opportunities in targeted markets and business lines, develops deeper partnerships with non-profit organizations and affinity groups and uses external recruitment professionals to ensure it receives candidate pools that reflect the rural and urban communities in which it operates. In addition, the Company regularly reviews the gender and ethnic diversity of its workforce at the employee, manager and executive management level.

Diversity & Inclusion*	◦Percent of women in workforce	67%
	◦Percent of ethnic minorities in workforce	15%
	◦Percent of women on the Board	25%
	◦Percent of ethnic minorities on the Board	25%
	◦Percent of women in management (officer+)	20%
	◦Percent of ethnic minorities in management officer+)	4%
*All metrics reported are as of December 31, 2021.

Berkshire provides a full suite of diversity, equity & inclusion trainings to build understanding and afford employees with strategies they can put into practice. All employees complete training annually. In addition, Berkshire offers seven Employee Resource Groups (ERGs) each playing an integral role for employees and the culture of the company. Every Employee Resource Group provides a safe space for dialogue, education, and collective action on topics relevant to their members and the Company. Through the ERGs, employees concerns and ideas to strengthen Berkshire’s culture are elevated to members of management and the Diversity, Equity & Inclusion Committee for action, empowering employees to collectively be engines of positive change within the workplace.

Additional information on Berkshire’s Human Capital Management and Diversity, Equity & Inclusion practices can be found in the Company’s annual Corporate Responsibility Report, which details the company's environmental, social and governance programs.

SUBSIDIARY ACTIVITIES
The Company wholly-owns Berkshire Bank. The Bank operates as a commercial bank under a Massachusetts trust company charter. Berkshire Bank owns Firestone Financial, LLC which is a Massachusetts limited liability company, as well as consolidated subsidiaries operated as Massachusetts securities corporations and other subsidiary entities. The Company also owns all of the common stock of Delaware statutory business trusts, Berkshire Hills Capital Trust I and SI Capital Trust II. The capital trusts are unconsolidated and their only material assets are trust preferred securities related to the junior subordinated debentures reported in the Company’s Consolidated Financial Statements. Additional information about the subsidiaries is contained in Exhibit 21 to this report.

REGULATION AND SUPERVISION
The Company is a Delaware corporation and a bank holding company that has elected financial holding company status within the meaning of the Bank Holding Company Act of 1956, as amended. As such, it is registered with, supervised by and required to comply with the rules and regulations of the Federal Reserve Board. The Federal Reserve Board requires the Company to file various reports and also conducts examinations of the Company. The Company must receive the approval of the Federal Reserve Board to engage in certain transactions, such as acquisitions of additional banks and savings associations, and the Company must seek nonobjection for various capital actions, including stock repurchases.

The Bank is a Massachusetts-chartered trust company and its deposits are insured up to applicable limits by the FDIC. The Bank was previously a Massachusetts-chartered savings bank and converted to a Massachusetts-chartered trust company in July 2014. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. Under specified conditions, the Bank must also seek regulatory approval of capital distributions to the Company, its sole shareholder.
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

Certain regulatory requirements applicable to the Company and the Bank are referred to below. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and is qualified in its entirety by reference to the actual laws and regulations. A summary of the regulatory requirements referred to below is as follows:
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

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, of the preceding two years. The approval of both the Commissioner and the FDIC is required for the Bank to pay a dividend from its surplus account, which was the case during 2021 as to Bank dividends to the Company, and is expected to be the case for 2022.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to an institution may not exceed 20.0% of the total of the institution’s capital, which is defined under Massachusetts law as the sum of the institution’s capital stock, surplus account and undivided profits.

Investment Activities. In general, Massachusetts-chartered institutions may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-

chartered institutions may also invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Commissioner that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law, which generally limit the activities and equity investments of state banks to those permitted for national banks.

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

Federal Regulations
Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The definitions of these capital categories and the ratio metrics are set out in federal regulations. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state-chartered banks to establish branches within its borders. As of December 31, 2021, the Bank operated branches in New York, Vermont, Connecticut and Rhode Island, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. At December 31, 2021, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.
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

Federal law also restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the institution’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers. Massachusetts law previously had a separate law regarding insider transactions, but that law was amended in 2015 to generally incorporate the federal restrictions.

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

Enforcement
The FDIC has primary federal enforcement responsibility over state-chartered banks that are not members of Federal Reserve System, which includes the Bank. The FDIC has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances. Potential civil money penalties cover a wide range of violations and actions, and are adjusted annually for inflation. Such penalties currently range up to more than $50 thousand per day or, in extreme cases, as high as $2 million per day.

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

The Company is subject to the Federal Reserve Board’s capital adequacy requirements for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the Bank apply also to the Company.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with and nonobjection of the Federal Reserve Board with respect to dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. Such Federal Reserve Board consultation and nonobjection was required for certain dividends paid by the Company during the first half of 2021. The Federal Reserve Board guidance also provides for consultation and nonobjection for material increases in the amount of a bank holding company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and nonobjection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification requirement.

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

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control of or power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

The COVID-19 global pandemic affected all aspects of the company’s business in 2021 and 2020. The impact of the pandemic is discussed in the "Operating" risk factors below, but it should be understood as affecting the overall risk environment and risk factors of the Company.

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
•New Third Party Lending Relationships and Sourcing Channels May Increase Lending Risk

Operating Risks
•The COVID-19 Pandemic is Adversely Affecting, and Will Likely Continue to Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
•The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
•The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Ransomware, Hacking and Identity Theft that Could Result in the Disclosure of Confidential Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
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
•Fair Value Measurements May Be Affected by Inherent Uncertainties

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

Lending
Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
Real estate lending is a major business activity for the Company. Real estate market conditions affect the value and marketability of real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. Adverse conditions in the Company's market areas could reduce growth rates, affect the ability of our customers to repay their loans, and generally affect the Company's financial condition and results of operations. Potential increases in interest rates could increase capitalization rates which could adversely affect commercial property appraisals and collateral value. Similarly, if residential mortgage interest rates increase from lows in recent years, residential property values may be adversely impacted. Pandemic impacts on the supply and demand of residential properties have caused unusual price appreciation in many markets, which may not be sustained if market conditions normalize.

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors, as well as risks specific to individual properties and property types. Geographic expansion may result in risks not previously experienced by the Company or which it is unfamiliar with monitoring or resolving. Recent expansion has been focused on the Greater Boston market, where the Bank may be financing projects with larger loan amounts where the Bank has less experience than in its traditional market areas and where competition may result in different lending structures. Recent expansion of the commercial lending team may expose the Company to new markets and risks if new lenders are not integrated with the Company’s policies, controls, and procedures.

Commercial lending activities pose higher risk of fraud. In 2019, the Company wrote-off the $16 million balance of a secured commercial loan in circumstances involving alleged borrower fraud. This asset was a participating interest in a commercial loan managed by another financial institution. Such participating interests involve risks related to counterparty performance, as further described in a later risk factor. In the case of this loan, the Company has filed legal claims against the agent bank in pursuit of the recovery of some of the loss recorded by the Company. The outcome of such legal proceedings is subject to uncertainty.

The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
The Company routinely sells newly originated residential mortgage loans and SBA guaranteed business loans, and may also sell other loans or loans portfolios. It may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, the Company may be required to refund premiums, indemnify the purchaser for any related costs or losses, or it may be required to repurchase part or all of the affected loans, which may be impaired. The Company may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. The Company’s ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for the Company’s loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.

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

New Third Party Lending Relationships and Sourcing Channels May Increase Lending Risk.
The Company is expanding its lending sourcing channels, including forming a residential mortgage conduit, partnering with fintech online lenders, and expanding its commercial loan sourcing channels. It is also relying more on third party loan servicing. These activities may increase the underwriting risks and loan administration risks in managing its lending activities.

Operating
The COVID-19 Pandemic is Adversely Affecting, and Will Likely Continue to Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains and labor markets; created significant volatility and disruption in financial markets; impacted rates and yields on U.S. Treasury securities; resulted in increased credit risk in certain industries; increased demands on capital and liquidity; and affected employment and consumer confidence. In addition, the pandemic has resulted in temporary closures and curtailment of individual and business activities in our footprint. The pandemic has caused us, and could continue to cause us, increases in the Company's allowance for credit losses and subsequent increases in credit losses in our loan portfolios. Some of the risks the Company faces from the pandemic include, but are not limited to: the health and availability of our colleagues, the supply of labor, inflationary impacts on operating costs, the financial condition of our clients and the demand for our products and services, changes in interest rates, recognition of credit losses and increases in the allowance for credit losses, impacts if customers draw on their lines of credit or draw down deposits or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Furthermore, the pandemic has caused us to recognize impairment of our goodwill and there could be impairment of our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The future impact of these measures is unknown, and they may not be sufficient to mitigate the negative impact of the pandemic. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown. Until the effects of the pandemic subside, we face possible impacts on liquidity, operating revenues, and credit performance. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

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

The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Ransomware, Hacking and Identity Theft that Could Result in the Disclosure of Confidential Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
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
The Company’s floating-rate funding, certain hedging transactions and certain of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. Pursuant to regulations, the use of LIBOR on new contracts was discontinued on December 31, 2021, and LIBOR will cease publication after June 30, 2023.

Regulators and various financial industry groups have sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish consultations on recommended practices for transitioning away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. At this time, it is still not possible to predict whether these recommendations and proposals will be broadly accepted in the market, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The Company has adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new contracts beginning on January 1, 2022.

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
A substantial source of holding company income is the receipt of dividends from the Bank, from which the Company services debt, pay obligations, and pay shareholder dividends. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other types of payments are an unsafe or unsound practice. If the Bank is unable to pay dividends, the Company may not be able to service debt, pay debt obligations, or pay dividends on its common stock. The Company may also be unable to repurchase common stock under its Stock Repurchase Program.

The Loss Recorded in 2020 May Have an Adverse Effect on Future Dividend Payments to Common Shareholders.
Due to the loss in the first half of 2020 and its impact on retained earnings, the Bank requires approval from the Massachusetts Division of Banks in order to continue to be a source of dividend income to the Company. Over the long term, these dividends are a source of funds to the parent to support dividend payments to Company shareholders. Also due to the loss, the Company requires nonobjection from the Federal Reserve Bank of Boston for future shareholder dividend payments. Future payments of dividends will also depend on the Board’s holistic assessment of the Company’s operating, risk, and financial situations and current circumstances, as well as regulatory assessments of these factors.

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

Interest Rates
Market Interest Rate Conditions Could Adversely Affect Results of Operations and Financial Condition.
Net interest income is the Company's largest source of income. Changes in interest rates can affect the level of net interest income and other elements of net income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report and is the primary market risk to its condition and operations. Changes in interest rates can also affect the demand for the Company’s products and services, and the supply conditions in the U.S. financial and capital markets. Changes in the level of interest rates may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of assets, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company’s investment securities portfolio, which may affect the level and adequate of its regulatory capital. The Federal Open Market Committee has indicated that it plans to increase interest rates in 2022.

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

With total assets over $10 billion, the Company and the Bank are subject to closer supervision by their primary regulators and, as to compliance with consumer protection laws and regulations, the Consumer Financial Protection Bureau. The Company and the Bank are subject to capital stress testing expectations which require significant resources and infrastructure. If the Company’s compliance with the enhanced supervision and requirements is insufficient, there can be significant negative consequences for its operations, profitability, and ability to further pursue its strategic growth plan.

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

Fair Value Measurements May Be Affected by Inherent Uncertainties
The Company uses fair value measurements to determine fair value disclosures and to record fair value adjustments to certain assets and liabilities, such as interest rate swaps, impaired loans, securities available for sale, and derivatives. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and capitalized servicing rights. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Berkshire County, Massachusetts; Pioneer Valley (Springfield area), Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; and Southern Rhode Island. As of December 31, 20201 the Company had 106 full-service branches in Massachusetts, New York, Connecticut, and Vermont. The Company opened a commercial banking offices in Providence, Rhode Island and New Haven, Connecticut during 2021.

The Company also has regional locations which are full-service commercial offices located in Boston, MA.; Pittsfield, MA.; Springfield, MA.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, CT.; Willimantic, CT. Worcester, MA.; Burlington, MA, Providence RI, and New Haven, CT. The Bank's wholly-owned subsidiary, Firestone Financial, LLC, is headquartered in the Boston metro area. Its 44 Business Capital lending division is headquartered in Blue Bell, Pennsylvania.

The Company has begun introducing MyTeller automated remote teller stations at new offices and targeted existing offices. The Bank has made its workplace more flexible as certain designated functions are approved for telecommuting arrangements. As a result of its merger and efficiency initiatives, the Bank has excess facilities space in various locations which is some cases is owned or subject to leases. The Company has designated certain excess real estate as held for sale and is evaluating further real estate consolidations.

Access to most Company properties was restricted during periods of 2020 and 2021 due to the pandemic, and special cleaning and safety protocols were instituted. Drive-up teller facilities, automated teller machines, and interactive teller machines were relied on to maintain ongoing customer access, in addition to the Bank’s internet, telephone, mobile banking channels, and its MyBanker teams. Most back-office staff used home environments and telecommunications capacities to accommodate the shift out of the office due to the pandemic.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breach of loan participation agreements in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer has filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. Discovery is now underway in this action. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time.

On September 11, 2020, the Company received notice of a demand letter served on the Company and the Bank by a former mortgagee of the Bank pursuant to the Massachusetts Consumer Protection Act, M.G.L Ch. 93A (“Chapter 93A). The demand letter alleges that a mortgage payoff statement tendered by the Bank to the mortgagee included a mortgage discharge preparation fee that is purportedly impermissible under Massachusetts law. The demand letter also claims that the Bank failed to provide a copy of the recorded mortgage discharge to the mortgagee in a timely manner. The demand letter further purports to state claims on behalf of a putative class of similarly situated Massachusetts mortgage customers of the Bank, who allegedly may have suffered similar violations of Massachusetts law. The demand letter seeks monetary damages for the original mortgagee claimant and the putative class, plus double or treble damages and reasonable attorneys’ fees, as may be allowed under Chapter 93A. The Company and the Bank have retained outside litigation counsel in this matter, and discussions have proceeded between the parties to find a mutually acceptable resolution. On July 28, 2021, a class action complaint was filed by the original 93A claimant against the Bank in the Massachusetts Superior Court for Suffolk County, pursuant to a pre-negotiated Memorandum of Understanding (“MOU”) between the parties. In accordance with the MOU, the parties have filed and the court has preliminarily approved a settlement agreement, under which the Bank expects to pay damages of approximately $510,000 in exchange for the dismissal with prejudice and release of all claims that have been or could have been asserted in the filed class action lawsuit on behalf of the plaintiff and all putative settlement class members, plus certain costs for administration of the class action settlement and legal fees incurred by the named plaintiff up to the amount of $85,000. The court granted preliminary approval of the settlement on October 18, 2021 and set a hearing date for final approval. The settlement administrator issued notice to class members shortly after preliminary approval, informing them of the settlement and of the opportunity to object. No objections were received prior to the objection deadline set by the court. On February 23, 2022, the court granted final approval of the settlement agreement and dismissed this action with prejudice accordingly.

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties are preparing for arbitration proceedings that are expected to occur in the first half of 2022.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”.

The Company had approximately 3,932 holders of record of common stock at February 25, 2022.

Dividends
The Company intends to pay regular cash dividends to common shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. Dividends from the Bank are currently subject to approval by the Massachusetts Division of Banks and the FDIC. Further information about dividend restrictions is disclosed in Note 19 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. During 2021, there were no shares transferred. During 2020, there were no shares transferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On April 28, 2021, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company may repurchase up to 2,500,000 shares of its common stock through April 30, 2022. On September 13, 2021, the Company announced that it had completed this stock repurchase program. The Company repurchased 2,500,000 shares of its common stock at an aggregate price of $68.7 million, or an average price of $27.48 per share.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2021	—	$—	—	—
November 1-30, 2021	—	—	—	—
December 1-31, 2021	—	—	—	—
Total	—	$—	—	—

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW NASAQ Regional Banking Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2016.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Berkshire Hills Bancorp, Inc.	100.00	101.65	76.68	96.38	52.72	89.16
NYSE Composite Index	100.00	118.73	108.10	135.68	145.16	175.17
KBW NASDAQ Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65

Source: S&P Global Market Intelligence

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the Consolidated Financial Statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC.

	At or For the Years Ended December 31,
(In thousands, except per share data)	2021	2020	2019	2018	2017
Per Common Share Data:
Net earnings/(loss), diluted - continuing operations	$2.39	$(10.21)	$2.05	$2.36	$1.24
Net (loss)/earnings, diluted - discontinued operations	—	(0.39)	(0.08)	(0.07)	0.15
Net earnings/(loss), diluted	$2.39	$(10.60)	$1.97	$2.29	$1.39
Total book value per common share	24.30	23.37	34.65	33.30	32.14
Dividends	0.48	0.72	0.92	0.88	0.84
Common stock price:
High	29.16	33.04	33.72	44.25	40.00
Low	16.35	8.55	26.02	25.77	32.85
Close	28.43	17.12	32.88	26.97	36.60
Performance Ratios: (1)
Return on assets	0.98%	(4.15)%	0.75%	0.90%	0.56%
Return on equity	10.18	(37.50)	5.75	6.84	4.45
Return on tangible common equity	10.80	(48.60)	9.36	11.41	7.29
Net interest margin, fully taxable equivalent (FTE) (2)	2.60	2.72	3.17	3.40	3.40
Fee income/Net interest and fee income	22.49	18.10	23.86	23.36	29.41
Growth Ratios:
Total commercial loans	(12.09)%	(4.58)%	9.19%	6.17%	37.79%
Total loans	(15.54)	(14.95)	5.08	8.96	26.71
Total deposits	(1.44)	(1.16)	15.07	2.66	32.13
Total net revenues, (compared to prior year)	13.40	(14.73)	4.53	11.59	41.05
Earnings per share, (compared to prior year)	122.55	(638.07)	(13.97)	64.75	(26.06)
Selected Financial Data:
Total assets	$11,554,913	$12,838,013	$13,215,970	$12,212,231	$11,570,751
Total earning assets	10,899,109	12,089,939	11,916,007	11,140,307	10,509,163
Securities	2,548,695	2,223,417	1,769,878	1,918,604	1,898,564
Total loans	6,825,847	8,081,519	9,502,428	9,043,253	8,299,338
Allowance for credit losses	(106,094)	(127,302)	(63,575)	(61,469)	(51,834)
Total intangible assets	29,619	34,819	599,377	551,743	557,583
Total deposits	10,068,953	10,215,808	10,335,977	8,982,381	8,749,530
Total borrowings	110,844	571,637	827,550	1,517,816	1,137,075
Total shareholders’ equity	1,182,435	1,187,773	1,758,564	1,552,918	1,496,264

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Selected Operating Data:
Total interest and dividend income	$329,065	$409,782	$509,513	$465,894	$355,076
Total interest expense	37,899	93,000	144,255	109,694	64,113
Net interest income	291,166	316,782	365,258	356,200	290,963
Fee income	84,462	69,990	76,824	74,026	71,356
All other non-interest income/(loss)	58,786	(3,683)	7,178	298	2,888
Total net revenue	434,414	383,089	449,260	430,524	365,207
Provision for credit losses	(500)	75,878	35,419	25,451	21,025
Total non-interest expense	285,893	840,239	289,857	266,893	252,978
Income/(loss) from continuing operations before income taxes	149,021	(533,028)	123,984	138,180	91,204
Income tax expense/(benefit) from continuing operations	30,357	(19,853)	22,463	28,961	42,088
Net income/(loss) from continuing operations	118,664	(513,175)	101,521	109,219	49,116

(Loss)/income from discontinued operations before income taxes	—	(26,855)	(5,539)	(4,767)	8,545
Income tax (benefit)/expense from discontinued operations	—	(7,013)	(1,468)	(1,313)	2,414
Net (loss)/income from discontinued operations	—	(19,842)	(4,071)	(3,454)	6,131
Net income/(loss)	$118,664	$(533,017)	$97,450	$105,765	$55,247

Basic earnings/(loss) per common share:
Continuing operations	$2.41	$(10.21)	$2.06	$2.38	$1.24
Discontinued operations	—	(0.39)	(0.08)	(0.08)	0.16
Total basic earnings/(loss) per share	$2.41	$(10.60)	$1.98	$2.30	$1.40
Diluted earnings/(loss) per common share:
Continuing operations	$2.39	$(10.21)	$2.05	$2.36	$1.24
Discontinued operations	—	(0.39)	(0.08)	(0.07)	0.15
Total diluted earnings/(loss) per share	$2.39	$(10.60)	$1.97	$2.29	$1.39

Weighted average common shares outstanding - basic	49,240	50,270	49,263	46,024	39,456
Weighted average common shares outstanding - diluted	49,554	50,270	49,421	46,231	39,695

Dividends per preferred share	$—	$1.20	$1.84	$1.76	$0.42
Dividends per common share	$0.48	$0.72	$0.92	$0.88	$0.84

Asset Quality and Condition Ratios: (3)
Net loans charged-off/average loans	0.29%	0.41%	0.35%	0.18%	0.19%
Allowance for credit losses/total loans	1.55	1.58	0.67	0.68	0.62
Loans/deposits	68	79	92	101	95

Capital Ratios:
Tier 1 capital to average assets - Company	10.49%	9.38%	9.33%	9.04%	9.01%
Total capital to risk-weighted assets - Company	17.32	16.10	13.73	12.99	12.43
Tier 1 capital to risk-weighted assets - Company	15.30	14.06	12.30	11.57	11.15
Shareholders’ equity/total assets	10.23	9.25	13.31	12.73	12.93

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

Item 7 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2021			2020			2019
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)(2)
Commercial real estate	$3,600.2	$124.4	3.46%	$3,958.6	$151.5	3.83%	$3,789.5	$188.6	4.98%
Commercial and industrial loans	1,527.6	71.8	4.70	2,049.4	87.7	4.28	1,983.9	111.2	5.60
Residential loans	1,560.4	58.4	3.75	2,324.3	87.8	3.78	2,719.8	100.7	3.70
Consumer loans	569.1	22.0	3.87	828.1	31.3	3.78	1,038.4	46.5	4.48
Total loans	7,257.3	276.6	3.81	9,160.4	358.3	3.91	9,531.6	447.0	4.69
Investment securities (2)(3)	2,283.6	49.4	2.16	1,845.2	54.6	2.96	1,846.9	62.6	3.39
Short-term investments and loans held for sale (4)	1,619.4	2.3	0.58	767.2	4.4	0.64	335.3	13.4	4.01
Mid-Atlantic region loans held for sale	179.5	7.1	3.97	25.2	0.4	1.07	—	—	—
Total interest-earning assets	11,339.8	335.4	2.60	11,798.0	417.7	3.55	11,713.8	523.0	4.47
Intangible assets	32.0			316.1			578.1
Other non-interest earning assets (4)	684.1			747.1			669.1
Total assets	$12,055.9			$12,861.2			$12,961.0
Liabilities and shareholders' equity
Deposits:
NOW and other	$1,340.2	$1.0	0.07%	$1,216.6	$3.5	0.29%	$1,053.9	$6.5	0.62%
Money market	2,749.7	5.3	0.19	2,713.6	15.3	0.56	2,542.6	31.4	1.23
Savings	1,067.7	0.5	0.05	914.1	0.9	0.10	798.2	1.2	0.15
Certificates of deposit	1,978.9	18.6	0.94	3,102.9	52.5	1.69	3,754.2	76.1	2.03
Total interest-bearing deposits	7,136.5	25.4	0.36	7,947.2	72.2	0.91	8,148.9	115.2	1.41
Borrowings and notes (5)	320.2	10.7	3.34	841.6	20.7	2.46	1,115.5	32.4	2.91
Mid-Atlantic region interest-bearing deposits	335.1	1.8	0.54	45.0	0.1	0.80	—	—	—
Total interest-bearing liabilities	7,791.8	37.9	0.49	8,833.8	93.0	1.06	9,264.4	147.6	1.59
Non-interest-bearing demand deposits	2,817.4			2,324.6			1,745.2
Other non-interest-bearing liabilities (4)	280.9			281.4			257.1
Total liabilities	10,890.1			11,439.8			11,266.7
Total shareholders' equity	1,165.8			1,421.4			1,694.3
Total liabilities and equity	$12,055.9			$12,861.2			$12,961.0
Net interest income		$297.5			$324.7			$375.4

	2021			2020			2019
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			2.12%			2.49%			2.88%
Net interest margin (6)			2.60			2.72			3.17
Cost of funds			0.35			0.84			1.34
Cost of deposits			0.26			0.71			1.16
Interest-earning assets/interest-bearing liabilities			149.67			133.95			126.44

Supplementary data
Total non-maturity deposits	$7,975.0			$7,168.9			$6,139.9
Total deposits	9,954.0			10,271.8			9,894.1
Fully taxable equivalent adjustment	6.3			6.4			7.5
____________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs. As of December 31, 2021 and December 31, 2020, deferred fees related to PPP loans totaled $0.2 million and 12.3 million, respectively.
(2) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.
(3) The average balance of investment securities is based on amortized cost.
(4) Includes discontinued operations.
(5) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(6) Purchase accounting accretion totaled $6.7 million, $9.9 million, and $14.5 million for the years-ended December 31, 2021, 2020, and 2019, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.09%, 0.12%, and 0.22%.

Rate/Volume Analysis

The following table presents the effects of rate and volume changes on the fully taxable equivalent net interest income. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate), and (3) changes in volume/rate (change in rate multiplied by change in volume) have been allocated proportionately based on the absolute value of the change due to the rate and the change due to volume. There are no out-of-period adjustments included in the rate/volume analysis in the following table.

Item 7 - Table 4 - Rate Volume Analysis

	2021 Compared with 2020			2020 Compared with 2019
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$(14,027)	$(13,071)	$(27,098)	$(45,193)	$8,096	$(37,097)
Commercial and industrial loans	7,962	(23,913)	(15,951)	(27,008)	3,561	(23,447)
Residential loans	(762)	(28,622)	(29,384)	2,017	(14,907)	(12,890)
Consumer loans	704	(10,014)	(9,310)	(6,575)	(8,592)	(15,167)
Total loans	(6,123)	(75,620)	(81,743)	(76,759)	(11,842)	(88,601)
Investment securities	(16,598)	11,341	(5,257)	(7,945)	(57)	(8,002)
Short-term investments and loans held for sale (1)	(5,508)	2,980	(2,528)	(16,924)	8,297	(8,627)
Mid-Atlantic region loans held for sale	(1,480)	8,600	$7,120	—	—	—
Total interest income	$(29,709)	$(52,699)	$(82,408)	$(101,628)	$(3,602)	$(105,230)

Interest expense:
NOW accounts	$(2,832)	$327	$(2,505)	$(3,835)	$882	$(2,953)
Money market accounts	(10,259)	201	(10,058)	(18,043)	1,985	(16,058)
Savings accounts	(536)	137	(399)	(409)	156	(253)
Certificates of deposit	(18,740)	(15,233)	(33,973)	(11,486)	(12,093)	(23,579)
Total deposits	(32,367)	(14,568)	(46,935)	(33,773)	(9,070)	(42,843)
Borrowings	5,691	(15,702)	(10,011)	(4,553)	(7,206)	(11,759)
Mid-Atlantic region interest-bearing deposits	814	1,005	$1,819	—	—	—
Total interest expense	$(26,676)	$(30,270)	$(55,127)	$(38,326)	$(16,276)	$(54,602)
Change in net interest income	$(3,033)	$(22,429)	$(27,281)	$(63,302)	$12,674	$(50,628)
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

In 2021, the Company recorded a third quarter net gain of $52 million on the sale of the operations of the insurance subsidiary and the Mid-Atlantic branch operations. Expense adjustments in the first quarter 2021 were primarily related to branch consolidations. Third quarter 2021 adjustments included Federal Home Loan Bank borrowings prepayment costs. They also included other restructuring charges for efficiency initiatives in operations areas including write-downs on real estate moved to held for sale and severance related to staff reductions. The fourth quarter 2021 revenue adjustment was primarily related to trailing revenue on a previously reported sale, and the expense adjustment was due primarily to branch restructuring costs.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
GAAP Net income/(loss)	$118,664	$(533,017)	$97,450
Non-GAAP measures
Adj: Loss/(gain) on securities, net	787	7,520	(4,389)
Adj: Goodwill impairment	—	553,762	—
Adj: Net gains on sale of business operations	(52,942)	(1,240)	—
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	5,781	5,839	28,046
Adj: Loss from discontinued operations before income taxes	—	26,855	5,539
Adj: Income taxes	11,696	(29,342)	(7,799)
Net non-operating charges	(34,678)	563,394	21,397
Total adjusted net income (non-GAAP)	$83,986	$30,377	$118,847

GAAP Total revenue from continuing operations	$434,414	$383,089	$449,260
Adj: Loss/(gain) on securities, net	787	7,520	(4,389)
Adj: Net gains on sale of business operations	(52,942)	(1,240)	—
Total adjusted operating revenue (non-GAAP)	$382,259	$389,369	$444,871

GAAP Total non-interest expense from continuing operations	$285,893	$840,239	$289,857
Less: Total non-operating expense (see above)	(5,781)	(5,839)	(28,046)
Less: Goodwill impairment	—	(553,762)	—
Adjusted operating non-interest expense (non-GAAP)	$280,112	$280,638	$261,811

Pre-tax, pre-provision net revenue (PPNR) from continuing operations	$148,521	$(457,150)	$159,403
Adjusted pre-tax, pre-provision net revenue (PPNR)	102,147	108,731	$183,060

(in millions, except per share data)
Total average assets	$12,056	$12,861	$12,961
Total average shareholders' equity	1,166	1,421	1,694
Total average tangible shareholders equity	1,134	1,105	1,116
Total average tangible common shareholders equity	1,134	1,088	1,076
Total tangible shareholders’ equity, period-end	1,153	1,153	1,159
Total tangible common shareholders’ equity, period-end	1,153	1,153	1,119
Total tangible assets, period-end	11,525	12,803	12,613

Total common shares outstanding, period-end (thousands)	48,667	50,833	49,585
Average diluted shares outstanding (thousands)	49,554	50,308	49,421

Earnings/(loss) per share, diluted	$2.39	$(10.60)	$1.97
Plus: Net adjustments per share, diluted	(0.70)	11.20	0.43
Adjusted earnings per share, diluted	1.69	0.60	2.40
Book value per common share, period-end	24.30	23.37	34.65
Tangible book value per common share, period-end	23.69	22.68	22.56
Total shareholders' equity/total assets	10.23	9.25	13.31
Total tangible shareholders' equity/total tangible assets	10.00	9.01	9.19

	At or For the Years Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Performance Ratios
GAAP return on assets	0.98%	(4.15)%	0.75%
Adjusted return on assets	0.70	0.24	0.93
GAAP return on equity	10.18	(37.46)	5.75
Adjusted return on equity	7.20	2.14	7.01
Adjusted return on tangible common equity	7.74	3.18	11.35
Efficiency ratio (2)	69.96	68.53	55.63

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	$4,372	$4,699	$7,950
Non-interest income charge on tax-credit investments	(3,445)	(3,645)	(6,455)
Net income on tax-credit investments	928	1,054	1,495
Intangible amortization	5,200	6,181	5,783
Fully taxable equivalent income adjustment	6,344	6,402	7,451
____________________________________
(1)Acquisition, restructuring, conversion, and other related expenses included no merger and acquisition expenses for the years -ended December 31, 2021, and 2020. For the year-ended 2019, these expenses included $18.7 million in merger and acquisition expenses and $9.3 million of restructuring, conversion, and other expenses.
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

This discussion includes the following sections:
•Summary
•Comparison of Financial Condition at December 31, 2021 and 2020
•Comparison of Operating Results for the Years Ended December 31, 2021 and 2020
•Comparison of Operating Results for the Years Ended December 31, 2020 and 2019
•Liquidity and Cash Flows
•Capital Resources
•Application of Critical Accounting Policies
•Enterprise Risk Management
•LIBOR Transition
•Corporate Responsibility Update

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto appearing in Item 8 of this document. In the following discussion, income statement comparisons are against the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2022 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share, including the dilutive impact of the convertible preferred shares.

Berkshire is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

SUMMARY
The Company’s vision is to be a high performing, leading socially responsible community bank in New England and beyond. It offers a wide range of banking, investment, and financial services through its lines of business that include Commercial Banking, Retail Banking, Consumer Lending, Wealth Management, Private Banking, and its 44 Business Capital national SBA lending division. Berkshire is committed to unleashing the financial potential of all its stakeholders by leveraging its 175 years of expertise, leading performance on environmental, social and governance (ESG) matters and best-in-class fintech partnerships. Its differentiated DigiTouch™ approach, a powerful combination of personal service, including its MyBanker program, fused with the convenience of user-centric technology, targets high customer satisfaction and a frictionless experience.

The ongoing COVID-19 global pandemic continued to impact the Company’s activities and results in 2021. Business and consumer activity were recovering from the sharp downturn in 2020 but remained constrained by the impact of the pandemic. The Company’s markets generally reported comparatively high vaccination rates, but the emergence of new variants created disruptions throughout the year. Labor and supply shortages affected many sectors in the economy. The emergence of inflation led to expectations of a reversal of accommodative monetary policy near year-end, which had supported higher asset values across many financial and other property classes. Further federal fiscal support early in the year buoyed ongoing liquidity across the economy, and credit performance remained positive and improving throughout the year. The Company’s retail branch offices were intermittently affected by closures or reduced operations. Its non-branch workforce remained in a work-from-home status throughout the year as the Company continued to plan its transition to a hybrid work environment.

Berkshire reported net income of $119 million in 2021, compared to a loss of $533 million in 2020 and net income of $97 million in 2019. The loss in 2020 was primarily due to pandemic impacts leading to the write-off of goodwill and elevated provisioning for expected credit losses. Net income in 2021 included the benefit of lower credit loss provision expense reflecting strong credit performance. Results in 2021 also included gains recorded on the sale of Mid-Atlantic branches and insurance operations which were part of the Company’s strategy to focus on core markets and return excess equity to shareholders.

The Company uses the non-GAAP measure of adjusted earnings to assess its performance. This measure excludes items not viewed as related to ongoing operations. These items were presented and reconciled to GAAP measures in a previous section of this Item 7. Adjusted earnings were $84 million in 2021, compared to $30 million in 2020 and $119 million in 2019. The decrease in 2021 adjusted earnings compared to the pre-pandemic year of 2019 is a result of pandemic, economic, and operating factors leading to lower operating leverage. The Company’s BEST strategic plan goal, discussed below, is to restore operating leverage through revenue growth and expense discipline and to improve efficiencies based on its operating focus and technology initiatives.

Net income per share totaled $2.39 in 2021, and adjusted earnings per share totaled $1.69. For the year 2021, book value per share increased by 4% to $24.30, and the non-GAAP measure of tangible book value per share also increased by 4% to $23.69.

The Company’s Board of Directors recruited Nitin Mhatre as Chief Executing Officer in January 2021, completing the transition following the resignation of the previous CEO in August 2020. During the first quarter of 2021, the

Company recruited Subhadeep Basu as SEVP/ Chief Financial Officer, replacing the prior CFO who resigned during the quarter. Also, during 2021, following the departure of the SEVP/Head of Consumer Banking, the Company recruited Lucy Bellomia as EVP/Head of Retail Banking and Ellen Steinfeld as EVP/Head of Consumer Lending and Payments. During 2021, Board Chair J. Williar Dunlaevy retired from the board, and Vice Chair David Brunelle was elected to the position of Board Chair. Three new directors joined the Board during the year: Nina A. Charnley, Jeffrey W. Kip, and Michael A. Zaitzeff.

In the second quarter of 2021, the Company announced its Berkshire’s Exciting Strategic Transformation (BEST) plan. The comprehensive BEST plan is targeted to improve the customer experience, deliver profitable growth, enhance stakeholder value and strengthen Berkshire’s community impact with improved focus on long-term efficiency, its customers, and its communities. The BEST plan has five major goals over the three-year plan period:

•Return On Tangible Common Equity (ROTCE): 10 - 12%
◦2021 Return on tangible common equity was 10.80%; Adjusted ROTCE was 7.74%
•Return on Assets (ROA): 1.00 – 1.05%
◦2021 ROA was 0.98%; Adjusted ROA was 0.70%
•Annual Pre-tax Pre-Provision Net Revenue (PPNR): $180 - 200 million
◦2021 PPNR was $149 million; adjusted PPNR was $102 million
•Net Promoter Score (NPS) in top quartile among New England banks
◦NPS measures customer experience and is correlated with business growth potential
◦NPS measure to be initiated in 2022
•ESG ranking in the top quartile nationally based on composite metrics tracked by the Company
◦ESG percentile ranking improved from 39th at year-end 2020 to 24th at year-end 2021

The plan has three major pillars; optimize, digitize, and enhance, outlined below along with the Company's 2021 accomplishments:

•Optimize
◦Completed the sale of its Mid-Atlantic branch operations, sold insurance operations, and consolidated 16 branch locations.
◦Procurement programs were widely initiated throughout the company.
◦Excess real estate was identified and designated as held for sale.
◦A third-party partnership was entered into for residential mortgage servicing.

•Digitize
◦Built out Application Programming Interfaces (APIs) to core systems.
◦Data warehouse technology was enhanced and enterprise analytics were expanded.
◦A mobile deposit application was deployed to customers through a fintech partnership.
◦A third-party fintech partnership was entered into for internet and mobile consumer loan origination.

•Enhance
◦Front-line bankers were recruited across multiple business lines.
◦Socially responsible wealth management investment solutions were introduced.
◦A residential mortgage origination conduit was initiated with third-party in-market bank partners.
◦A 5% share repurchase was completed and a new repurchase program for additional buybacks was announced after year-end for approximately 9% of outstanding shares.

In the third quarter, Berkshire announced its BEST Community Comeback initiative that targets to lend and invest $5 billion over three years to strengthen the economic health of its communities, an industry-leading commitment given the relative size of the program and the Bank. This initiative includes specific targets for small business lending, lending in low and moderate income neighborhoods, mortgage lending to minorities, and lending for low-

carbon projects amongst other non-financial measures. The plan is expected to help create more businesses and jobs, assist more families in achieving the dream of homeownership and support the transition to a low-carbon economy.

Berkshire resumed commercial loan growth in the fourth quarter of 2021 after a number of quarters of attrition from targeted run-off and lower demand. Growth of non-interest-bearing deposit account balances totaled 21% in 2021. The Company used excess liquidity to reduce higher cost wholesale funds and to increase the portfolio of investment securities. At year-end 2021, the Company viewed itself as having excess liquidity to support plans for resumed loan growth, further reductions in higher cost funds, and stock repurchases in the coming year.

The Company ended 2021 with cash and cash equivalents measuring 14% of total assets, contributing to strongly positive earnings sensitivity to higher interest rates. These low yielding assets reduced profitability metrics in 2021 but positioned the Company to benefit from forecast higher interest rates in 2022 and beyond. In addition to its $1.6 billion in year-end cash and equivalents, the Company also had $3.4 billion in loans with scheduled repricings within three months.

At year-end 2021, many of the Company’s asset quality and credit performance metrics had returned to pre-pandemic levels. The Company reduced the level of its credit loss allowance/loans in the fourth quarter and anticipated possible further normalization of reserve coverage if public health and economic conditions continued to support strong credit performance.

In 2021, Berkshire established a new banking region in Southern Connecticut and recruited a veteran Connecticut banking professional as SVP, Regional President & Middle Market Team Leader in Southern Connecticut, based in New Haven. The Company also opened a new Commercial Banking office in Providence, Rhode Island to complement and expand its existing Rhode Island presence. The Company also hired experienced frontline bankers in its growing Commercial Banking, SBA Lending, Asset-Based Lending, Wealth Management, Private Banking, and MyBanker teams.

The Company believes that merger activities among major local competitors provide opportunity for customer and talent acquisition over the near and medium term. The Company’s strategy is to be “banker heavy and branch light” in newer markets. The Company’s goal is to produce positive operating leverage through revenue growth and disciplined expense management utilizing expanded market channels, it’s 175 year history of community focus and it’s Digitouch™ strategy which combines personal service with the convenience of user-friendly technology.

The Company reduced its total branch banking offices from 130 offices at the start of the year to 106 offices at year-end 2021, including the 8 Mid-Atlantic offices sold and the consolidation of 16 other offices. The Company is considering the further consolidation of another 5 - 10 branches. Berkshire executed this plan in conjunction with the expansion of its MyBanker concierge style banking program. Deposit retention in the consolidated branches is regarded as high in part due to the MyBanker program,

At year-end 2021, forecasts of economic and public health conditions were supportive of the prospects for continued improvement in the Company’s markets. While uncertainties remain about the course of public health and government programs that have supported the economy during the pandemic, the Company views itself as positioned with excess capital and excess liquidity to support its strategies. Price inflation has recently reached levels not seen in four decades, and interest rate levels are expected to increase sharply after years of low interest rates. The Company’s income is targeted to benefit from higher rates based on its asset sensitive interest rate sensitivity profile.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2021 AND DECEMBER 31, 2020

Summary: Total assets decreased to $11.6 billion from $12.8 billion during 2021. This included the $0.6 billion impact of the sale of the Mid-Atlantic branch operations, along with the impact of $0.6 billion in Paycheck Protection Program (“PPP”) loan payoffs. Cash and cash equivalents increased to 14% of total assets, contributing to heightened asset sensitivity which is expected to benefit income in the forecast rising rate environment. The ratio of loans to deposits decreased to 68% from 79%, and the regulatory ratio of common equity tier 1 capital to risk-weighted assets increased to 15.0% from 13.8%. Most major measures of asset quality strengthened as economic conditions improved from distressed pandemic conditions, with many measures returning to pre-pandemic levels. The Company paid down most higher cost wholesale funding which, along with ongoing repricing of maturing retail time deposits, continued to lower overall funding costs and support the net interest margin. Stock repurchases were resumed in 2021 following a pause in 2020 and are targeted to accelerate in 2022.

Investments: Short-term investments remained elevated at $1.52 billion, or 14% of earning assets at year-end 2021.
These funds are available for ongoing payoffs of remaining maturing brokered deposits and are available to fund targeted net loan growth in 2022, as well as potential increases in the investment securities portfolio. Most short-term investments are held at the Federal Reserve Bank of Boston. The yield on short-term investments was approximately 0.17% in the final quarter of 2021, which brought down the overall yield on earning assets and the return on assets until the planned opportunity to source higher yielding loans and investments in 2022.

The portfolio of investment securities increased by $325 million, or 15%, to $2.55 billion in 2021, with much of this growth recorded in the fourth quarter in order to avoid further accumulation of low yielding short-term investments.
Growth was concentrated in agency mortgage-backed securities. Approximately 53% of the net growth was in held to maturity securities in order to limit negative impacts on accumulated other comprehensive income in shareholders’ equity if rising rates lead to bond price declines which would result in charges to shareholders’ equity. The portfolio is highly liquid, with an average life of 4.6 years for the bond portfolio at period-end. The portfolio yield decreased to 2.04% in the fourth quarter of 2021 from 2.69% in the fourth quarter of 2020, due to ongoing compression of asset yields.

The portfolio of investment securities had an unrealized gain of $6 million, or 0.2% of cost, at period-end, compared to $68 million, or 3.2% of cost at the start of the year, due to the rise in medium term interest rates during 2021. The Company continues to evaluate possible expansion of the securities portfolio to utilize a portion of excess short-term investments, taking into consideration the outlook for interest rates, loan growth, and deposit behaviors.

Loans: Total loans decreased by $1.3 billion, or 16% in 2021, to $6.83 billion. This primarily reflected $0.6 billion in PPP loan pay-offs and $0.6 billion in run-off of residential mortgages and consumer loans. The PPP loan repayments were based on SBA loan forgiveness procedures and were anticipated. Excluding these loans, total commercial loans decreased by $74 million due to a $158 million decrease in commercial loans to COVID-sensitive industries.

Commercial loan growth turned positive in the final quarter of the year as new frontline bankers contributed to loan originations. This also contributed to a strengthening of the commercial loan pipeline at year-end.

At year-end 2021, non-owner occupied commercial real estate loans measured 223% of risk based capital, compared to the 300% federal regulatory monitoring guideline. Construction loans measured 26% of risk-based capital, compared to the 100% guideline. Included in commercial and industrial loans, the remaining balance of PPP loans was $30 million at year-end 2021, having declined from $633 million at the start of the year due to payoffs from SBA loan forgiveness. Also included in commercial and industrial loans are the asset-based lending loans managed by the Company’s growing ABL team in the Northeast and MidAtlantic. At year-end 2021, total C&I loans included $440 million of ABL balances, which was a 40% increase over the prior year-end. The Company’s 44 Business Capital national SBA lending group ranked 24th nationally for the SBA year ending September 30, 2021, with a total of $293 million in gross loans approved. The Company sells the SBA guaranteed portion of these loans, with the result that 44 Business Capital is one of the Company’s largest sources of non-interest income.

Residential mortgage runoff reflected ongoing prepayments in the low interest rate environment. Berkshire is expanding its mortgage origination team and is also developing conduit relationships with in-market third-party lenders. Consumer loan runoff primarily represents targeted run-off of the indirect auto loan portfolio. The balance of this portfolio was $110 million at year-end 2021, compared to $222 million at year-end 2020. In the fourth quarter of 2021, the Bank initiated a relationship with a leading artificial intelligence digital (AI) lending platform designed to improve access to affordable consumer credit while reducing the risk and costs of lending. The

Company is investigating additional consumer lending channels as it pursues the strategies and goals set out in its BEST and Berkshire Community Comeback programs.

At year-end 2021, 50% of total loans were scheduled to mature or reprice within three months. contributing to the modeled asset sensitivity of the Company’s interest rate risk profile.

Asset Quality and Credit Loss Allowance: Major asset quality metrics improved in 2021, trending towards pre-pandemic levels. Total non-accruing loans decreased year-over-year and ended below the year-end 2019 pre-pandemic level, declining to $35 million and measuring 0.52% of period-end loans. Total delinquent loans decreased year-over-year and compared to year-end 2019, totaling $78 million and measuring 1.15% of year-end 2021 loans. Net loan charge-offs decreased compared to the prior two years, totaling $21 million in 2021 and measuring 0.29% of average loans in 2021. Accruing troubled debt restructurings totaled $17 million at year-end 2021 compared to $18 million at year-end 2020. Total COVID-19 loan modifications decreased to $14 million at year-end 2021 from approximately $1.5 billion in the second quarter of 2020 and $316 million at year-end 2020.

Criticized loans decreased year-over-year to $242 million, measuring 3.5% of total year-end 2021 loans. These included classified loans which decreased to $142 million, measuring 2.1% of year-end 2021 loans. The Company has traditionally viewed its potential problem loans as those loans from business activities which are rated as classified and continue to accrue interest. These loans have a possibility of loss if weaknesses are not corrected. Accruing classified loans decreased year-over-year to $106 million at year-end 2021.

The allowance for credit losses on loans decreased by $21 million, or 17%, to $106 million during 2021. The ratio of the allowance to total loans measured 1.55%, compared to 1.58% at the start of the year. The ratio of the allowance to total loans remains higher than the 0.94% ratio following the adoption of CECL and prior to the emergence of the pandemic. The Company anticipates that the allowance ratio may decline in 2022, depending on economic and qualitative factors, and depending on the portfolio performance and mix.

The allowance is based on a methodology which considers historic loss rates for loans by collateral type and includes components for the impact of forecast economic conditions on loss rates, as well as an evaluation of qualitative factors including current period loan performance metrics and consideration of the benefit of government support in reducing possible loss rates. The economic forecast utilizes third-party base case projections and estimates credit loss impacts for the next seven quarters, with straight-line reversion to historical losses thereafter. The overall weighted average portfolio life was estimated at approximately 2.9 years at year-end 2021.

Deposits and Borrowings: Berkshire has been pursuing a course of reducing higher cost wholesale funds by paying off brokered time deposits and FHLB borrowings as they mature, as well as prepaying most longer maturity FHLB borrowings. Total wholesale funds were reduced to $340 million, or 3% of total year-end 2021 assets, compared to $1.18 billion, or 9% of total assets at year-end 2020.

Total deposits decreased by $147 million, or 1%, to $10.07 billion during 2021. Excluding the $383 million decrease in brokered deposits, total deposits increased by $236 million, or 2%, in 2021. Non-interest-bearing demand deposits increased by $524 million, or 21%, including the benefit of federal stimulus payments in the Company’s markets, along with funds inflows from maturing retail time deposits. The Company entered the year with $1.77 billion in retail time deposits and repriced maturing time deposits down in the current low rate environment, with the result that retail time deposits decreased by $324 million, and most maturing funds were transferred to demand deposits and other deposit products, including savings deposits. Most of the remaining $1.45 billion remaining balance of retail time deposits at year-end 2021 was scheduled to mature in 2021, and the Company targets additional deposit cost savings on these maturing deposits.

The total cost of deposits decreased in the fourth quarter of 2021 to 0.19% from 0.47% in the same quarter of 2020. This mostly reflected the growth in non-interest-bearing checking accounts and the reduction and downward repricing of time deposits, which cost 0.80% compared to 1.35% for the above respective periods. The total cost of funds decreased to 0.26% from 0.60% for these periods and included the benefit from the paydown of borrowings.

Other Assets and Liabilities: At year-end 2020, liabilities held for sale totaling $630 million and assets held for sale totaling $317 million included deposits and loans held for sale pursuant to the contract for the sale of the Mid-Atlantic branch operations. This sale was completed in the third quarter of 2021.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.8 billion in notional amount at period-end. The estimated fair value of these instruments was an asset of $43 million at period-end, which decreased from $94 million at year-end 2020 due to the impact of rising medium term interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity was unchanged at $1.18 billion in 2021, as the contribution from net income was offset by shareholder distributions in the form of dividends and stock repurchases, along with a charge to accumulated other comprehensive net income due to lower debt investment security valuations related to higher medium interest rates at year-end. Due to the decline in assets, capital metrics improved year-over-year, with the common equity tier 1 capital ratio strengthening further to 15.0% from 13.8% at the start of the year. The Company’s BEST plan targets reducing this ratio to around 11% over time through loan growth and shareholder distributions of excess capital.

During the second quarter, Berkshire announced board authorization for the repurchase of 2.5 million shares, or approximately 5% of the then outstanding shares. The Company completed this repurchase in the third quarter, paying an average price of $27.48 per share, totaling $69 million, for the repurchase of the 2.5 million shares. After year-end, the Company announced the approval of another repurchase authorization through 2022 totaling $140 million, equating to approximately 9% of outstanding shares. The Company maintained its $0.12 per share quarterly dividend through 2021.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Summary: Berkshire reported net income of $119 million, or $2.39 per share, in 2021, compared to a loss of $533 million, or $10.60 per share, in 2020. The loss in 2020 was primarily due to pandemic impacts leading to a $554 million pre-tax charge to write-off goodwill. The Company also recorded a $27 million pre-tax charge in 2020 as it completed the exit from discontinued national mortgage banking operations. In 2021, the Company recorded a pre-tax gain of $53 million on the sale of its Mid-Atlantic branch operations and its insurance operations.

The Company uses the non-GAAP measure of adjusted income to assess its performance, with component measures of adjusted revenue and adjusted expense. These measures exclude items not viewed as related to ongoing operations. In addition to the above items, the Company excludes securities gains and losses, other sale related gains and losses, and restructuring and other expense, together with related tax impacts, as discussed in the previous section on non-GAAP financial measures. Adjusted income totaled $84 million, or $1.69 per share, in 2021, compared to $30 million, or $0.60 per share, in 2020. Earnings in 2020 were depressed by $76 million in credit loss provision expense based on future loan loss expectations following the emergence of the pandemic.

Berkshire entered into an agreement to sell the operations of its eight mid-Atlantic branches in 2020 and completed the sale in the third quarter of 2021. During that quarter, the Company also announced and completed the sale of the operations of its insurance subsidiary. These operations were not viewed as central to the Company’s strategy. The sales produced $53 million in pre-tax gains which are planned to be returned to shareholders through the announced share buyback program. The operating expenses related to these sold operations are being reinvested in bankers and technology contributing to Berkshire’s BEST plan with a goal of replacing and expanding on the revenues previously related to these sold operations.

The return on tangible common equity measured 10.80% in 2021 and the non-GAAP measure of adjusted return on tangible common equity measured 7.74%. The Company’s BEST plan targets improving this measure to the 10 -12% range. Return on assets measured 0.98% in 2020, while the adjusted return on assets measured 0.70%. The Company’s BEST plan targets improving this measure to the 1.00 – 1.05% range.

Revenue: Total net revenue increased 13% year-over-year due to the gains on sales of operations. The non-GAAP measure of adjusted revenue excluding sale gains and losses, decreased year-over-year by $7 million, or 2%, to $382 million in 2021. A decrease in net interest income was partially offset by higher fee income. Contributing to this decrease were the four months of operating revenues related to the branch and insurance operations that were sold at the start of September. The Company targets to increase these revenues in 2022 based on expanded frontline bankers, increased business activity, and improved margins in the forecast environment of higher interest rates.

Net Interest Income: Net interest income decreased year-over-year by $26 million, or 8%. The Company recorded a $612 million, or 5%, decrease in average earning assets and a 4% decrease in the net interest margin to 2.60% in 2021 compared to 2.72% in 2020. The decrease in average earning assets was due to the use of funds from loan runoff to reduce wholesale funding, along with the impact of the sale of branch operations.

The net interest margin was generally stable over the last five quarters, ranging between 2.56% and 2.62% on a quarterly basis, and ending the year at 2.60 % in the fourth quarter of 2021. The full year decrease compared to 2020 was primarily due to the sharp contraction in the margin in the second quarter of 2020 as a result of the near-zero interest rate monetary policy. The margin in the first three quarters of 2021 included an average 9 basis point benefit from PPP loans due to elevated recognition of deferred PPP income at the time of loan repayment. There was no benefit in the fourth quarter due to the reduced PPP loan balance. The fourth quarter margin benefited from ongoing reduction in funding costs, along with higher investment securities balances. As discussed in the later section on interest rate sensitivity, the Company’s models indicate that the Company’s net interest income is positively sensitive to higher interest rates, based on conditions and model assumptions at year-end 2021. The Company also targets to benefit from maturing higher rate time deposits in 2022.

Non-Interest Income: Total fee income increased year-over-year by $14 million, or 21%, due primarily to an $18 million increase in loan fees and revenue. This included a $9 million increase in revenue related to SBA loan originations, which totaled a record $21 million in 2021 after recovering from pandemic impacts on business volume in 2020. Fee revenue benefited from a decrease in fair value charges related to mortgage servicing rights and interest rate swaps which were elevated in 2020 after the plunge in interest rates resulting from federal monetary policy actions. Loan fees benefited by $2 million in 2021 from PPP loan referral fees recorded mostly in the first quarter of the year in relation to the second round of PPP loan support which the Company referred to a third-party.

Fee income also benefited in 2021 from a $2 million, or 7%, increase in deposit related fees and a $1 million, or 13%, increase in wealth management related revenue. This was offset by a $4 million reduction in insurance fee revenue due to the sale of these operations in the third quarter. Mortgage banking revenue decreased by $3 million, or 60%, as origination activity was reduced in 2021. Other non-interest income also benefited from an improvement related to fair valued loans resulting from charges in 2020 and recoveries in 2021.

The Company is actively expanding its SBA lending, mortgage banking, and wealth management teams as part of its strategy to build revenues and earnings and reduce reliance on net interest income. The Company is evaluating potential changes in industry practice related to overdraft fees which could reduce future deposit related fee income. Net overdraft fee income totaled $8 million in 2021.

Securities losses in 2020 were due primarily to pandemic related impacts on equity securities values. Gains on the sale of operations in 2021 were related to the previously described sales of branch operations and insurance operations.

Credit Loss Provision Expense: The Company recorded a $500 thousand credit to provision expense in 2021, compared to a $76 million charge in 2020. The elevated charge in 2020 was due to the provision for estimated credit losses projected to arise from the pandemic. In 2021, the credit to the provision resulted from a $21 million release of the credit loss allowance net of $21 million in net loan charge-offs. The allowance release was primarily due to the reduction in loan balances during the year.

Non-Interest Expense: Non-interest expense decreased year-over-year by $554 million due to the $554 million charge for the write-down of goodwill in 2020. Non-interest expense was flat before the impact of this charge and benefited from the third quarter sale of branch and insurance operations. Modest increases in compensation and technology expense were partially offset by lower occupancy expense. Lower salary expense was offset by higher performance-based compensation, which had been reduced in 2020 due to the pandemic. Professional services expense increased by $4 million, including $3 million accrued in the first quarter for legal, consulting, and other advisory services related to board and management matters. The category of all other expense decreased including the impact of higher lending and workout related charges in 2020. Procurement initiatives have been deployed across the company, contributing to lower expenses for occupancy and professional services towards the end of the year.

The Company completed the consolidation of 16 branch offices in 2021. Including the 8 Mid-Atlantic branches sold, total branch offices declined from 130 to 106, as the Company pursues its “branch light, banker heavy” strategy for front-line bankers in managing expansion and market positioning. This includes a focus on its MyBankers who provide dedicated relationship support to customers with committed banking relationships.

Full time equivalent staff totaled 1,319 positions at year-end 2021, compared to 1,505 positions at the start of the year. This decrease included 79 positions which were transferred in conjunction with the sale of insurance and branch operations. The Company designated a number of real estate properties as held for sale in the third quarter as it pursues its efficiency strategies for reducing overhead and evolving a hybrid work environment. Due to the revenue contraction, the efficiency ratio increased year-over-year to 69.96% from 68.53%.

Income Tax Expense: Income taxes are discussed in a note to the financial statements; this note is important to an understanding of the results of operations. The Company recorded an effective income tax rate of 20% on income from continuing operations in 2021. The Company recorded a benefit to income tax expense in 2020 due to loss carrybacks resulting from the 2020 loss.

The 2021 effective tax rate included a 2.3% benefit from tax exemptions on investment securities. The effective tax rate was also reduced by 2.3% related to the Company’s tax credit investment projects for historic rehabilitation and low income housing. The Company reported $0.02 per share in net income benefit in both 2021 and 2020 related to investments in tax credit projects, net of amortization charges recorded to non-interest income. The Company actively pursues tax credit investment projects in its markets to provide financial support to community development projects as part of its overall banking services while also generating an appropriate return on the Bank’s investment.

Discontinued Operations: In the fourth quarter of 2020, the Company completed the exit of its national mortgage banking operations. These operations generated a net loss of $20 million in 2020. These operations are excluded from the Company’s measures of adjusted net income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. The decrease in interest rates in 2020 resulted in $19 million in other net after-tax comprehensive income and the increase in medium term interest rates in 2021 resulted in a $34 million other net after-tax comprehensive loss.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Summary: Revenue and expense included the SI Financial operations acquired on May 17, 2019. Additionally, due to the COVID-19 pandemic Berkshire reported charges of $554 million for goodwill impairment and $76 million for the provision for credit losses. As a result, many categories of revenue and expense are not directly comparable year-over-year. For the year 2020, the Company recorded a loss of $533 million, or $10.60 per share. In 2019, the Company recorded earnings for the year of $97 million, or $1.97 per share.

Revenue: Revenue was adversely impacted by the pandemic in 2020, including the impact of lower business volumes, fee waivers, and tighter margins. Net revenue decreased by $66 million, or 15%, to $383 million in 2020. Revenue in 2020 included a full year of revenue from SI Financial operations acquired in May 2019. The full year decrease included a $48 million decrease in net interest income, a $7 million decrease in fee income, and a $12 million adverse swing in net securities gains/losses.

Net Interest Income: Net interest income decreased by $48 million, or 13% in 2020. This was the result of a 14% decrease in the net interest margin to 2.72% from 3.17%. The fourth quarter 2020 net interest margin was 2.61%. Quarterly net interest income peaked at $97 million in the third quarter of 2019, including the first full quarter of benefit from the acquired SI Financial operations. Net interest income decreased to $91 million in the fourth quarter of 2019 and then decreased sequentially in 2020 to $76 million in the final quarter. The margin was under pressure coming into 2020 due to the anticipated loss of purchased loan accretion income, including the impact of the CECL accounting standard. The Company’s interest rate risk profile was asset sensitive and was structurally sensitive both to the decrease in interest rates and to the low and relatively flat yield curve. The approximate 1.50% decrease in short-term interest rates resulting from the Federal Reserve Bank’s near zero interest rate policy response to the pandemic was adverse to the Company’s net interest margin. Additionally, the Company took on higher cost funds at the start of the pandemic to further strengthen liquidity in the national emergency as part of its risk management protocol. Also, the decline in higher yielding loans reduced this yield as the primary source of interest revenue.

Non-Interest Income: Fee income decreased year-over-year $7 million, or 9% due to pandemic impacts on deposit and loan fees. The decrease in deposit fees was due to pandemic impacts which resulted in less consumer spending and higher household liquidity. Additionally, overdraft fees and other deposit fees reflected increased fee waivers, which were granted programmatically by the Company as part of its support to its communities during initial lockdowns. The decrease in loan related fees included a reduction in commercial swap fee income due to lower demand, along with impacts from market value adjustments to the carrying value of commercial loan swaps. Other pandemic related market value adjustments affecting 2020 results related to charges against mortgage servicing rights and fair valued loans. Securities losses in 2020 were primarily due to the impact of the pandemic related stock market selloff on the carrying value of equity securities.

Provision for Credit Losses: In adopting the CECL accounting model on January 1, 2020, the Company moved from an incurred loss methodology to an expected loss methodology. Additionally, due to the emergence of the pandemic in March 2020, the Company recorded expected pandemic-related losses as provision expense against current period operations. Accordingly, provision expense increased year-over-year to $76 million from $35 million. The provision in 2019 included a component recognizing the incurred expense related to a $16 million charge-off in a fraud related commercial loan situation.

Non-Interest Expense: Total non-interest expense increased by $550 million due to the $554 million second quarter write-off of goodwill. Expenses in 2020 included a full year of the acquired SI Financial operations. Full time equivalent staff in continuing operations at year-end 2020 totaled 1,505, compared to 1,550 positions at the start of the year.

Income Tax Expense: The Company recorded a $20 million income tax benefit on 2020 continuing operations, including a benefit from the deductible portion of goodwill related impairment expense. In 2019, the Company’s effective tax rate was 18% on pre-tax income from continuing operations.

LIQUIDITY AND CASH FLOWS
Short-Term Liquidity: In 2021, the primary sources of cash were the decrease in total loans and the increase in demand deposits. The primary uses of cash were the reduction of wholesale funds, the settlement of the branch sale, and increases in short and long-term investments.

The Company viewed itself as having excess short-term liquidity at year-end 2021, with cash and equivalents totaling $1.6 billion, or 14% of total assets. The Company targets to use its excess liquidity in 2022 to fund growth in loans and investment securities, and to paydown higher cost funds sources. The Company also anticipates using liquidity to fund share repurchases under its $140 million stock repurchase program. Based on contractual obligations and ongoing operations, the Corporation's sources of liquidity are sufficient to meet present and future liquidity needs. Contractual obligations are viewed as normal in the context of banking operations, and consist primarily of payment schedules of financial instruments and off balance sheet commitments as discussed in the consolidated financial statements.

In addition to its cash and cash equivalents, the primary sources of the Company’s on balance sheet liquidity are its portfolio of high-quality marketable securities and the pledgeable loans in its loan portfolio. In addition to its on-balance sheet liquidity, the Bank has access to brokered deposits and to short-term credit availability. At year-end 2021, unused borrowing capacity at the FHLBB was $1.5 billion, and borrowing availability at the Fed discount window was $0.5 billion.

The Bank monitors a series of liquidity indicators and maintains monthly and quarterly forecasts of liquidity and cash flow, with primary focus on on-balance sheet cash equivalents and high-quality liquid investment securities in relation to scheduled debt and time deposit maturities. The Company views its liquidity as strong based on its high level of cash and equivalents and reduced use of wholesale funding.

The Company maintains a contingency funding plan based on its assessment of the liquidity stress environment. Primary liquidity data is reported on daily, and thirty-day stress analytics are maintained on an updated basis. A one year forward liquidity stress test evaluates stress across a variety of stress scenarios, including severe adverse loan loss scenarios due to the pandemic. The Company has defined strategic options which allow it to meet funding needs in all stress scenarios.

Long-Term Liquidity: Over the long term, the Company expects to generate organic deposit growth that will fund organic loan growth. Operating earnings are expected to fund routine cash operating costs and capital expenditures. As a depository institution, the Bank maintains a high-quality liquid securities portfolio as a source of liquidity to service unexpected customer demand for loan advances or deposit withdrawals. Additionally, the aforementioned FHLBB and Federal Reserve Bank secured borrowing arrangements are maintained, and the Company and Bank have investment grade debt ratings from a Nationally Recognized Statistical Rating Organization (KBRA – Kroll Bond Rating Agency) to support access to public and institutional debt markets. The Company also is active in secondary markets for residential mortgages and SBA guaranteed loans, which support its organic growth without relying on internal liquidity and capital resources. The Company is monitoring for potential shifts in deposit sources as customer usage of traditional banking channels is also impacted by the spread of fintech alternatives. The Company’s strategy is to actively partner with fintechs to pursue a strong position in the evolving financial marketplace, while evolving its own technology to support these partnerships. The Company is also monitoring potential shifts in deposit demand if interest rates and inflation rise rapidly and pandemic related customer liquidity declines.

Parent Company Liquidity: Total cash held by the holding company was $109 million at year-end 2021. The Company targets to use cash at the holding company together with dividends from the Bank to fund holding company cash uses including modest operating expenditures, debt service, purchases of investments, shareholder dividends, and stock repurchases. A $50 million cash dividend was paid from the Bank to the parent company after year-end as an additional source of funds for stock repurchases. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Beginning in the third quarter of 2020, the Company cut its cash dividend to shareholders in half, reducing the quarterly cash dividend requirement from $12 million to $6 million. Bank dividends to the holding company presently require approval by the FDIC and the Massachusetts Division of Banks. The holding company’s goal is to maintain access to private and public credit markets to provide access to additional liquidity sources depending on conditions.

CAPITAL RESOURCES
Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements.

The Company views its regulatory capital measures as providing it with a cushion of excess capital in relation to its operating condition, risk profile, and strategic plans, and compared to peers. The Company’s priorities for uses of its capital are based on maintaining strong capital, supporting organic growth and its BEST strategic plan, paying a dividend yield that in the long run is competitive and targets a 30-40% payout ratio, and distributing excess capital to shareholders through stock repurchases.

The Company repurchased approximately 5% of its shares in 2021 and has approved an additional repurchase program for approximately 9% of its shares up to $140 million in 2022. The Company repurchased shares in 2019 but allowed a repurchase authorization to expire unused in 2020 due to the onset of the pandemic. In large measure, these repurchases represented a return of capital that became excess as a result of the reduction of certain business activities and loans, including targeted runoff of selected portfolios.

The Company’s long-term goal is to maintain a competitive capital stack and to provide a return in excess of the cost of its common equity capital. The Company’s tier 2 capital includes a $75 million subordinated note which converts to a floating rate and becomes callable as of September 2022. The Company will monitor capital markets conditions while assessing future plans for this capital. The Company maintains a universal shelf registration of capital securities with the SEC. The Company and Bank are investment grade rated by the KBRA bond rating service. The Company’s stock is traded on the New York Stock Exchange and the Company views itself as having good access to current capital markets.

The Company performs capital stress testing at least annually and has a general goal to remain qualifying for the “well capitalized” designation in the severely stressed scenario. The Company views its current stressed capital position as sound and conforming to its objectives.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies and modifications to significant accounting policies made during the year are described in Note 1 to the financial statements. The preparation of the financial statements is in accordance with GAAP and general practices applicable to the financial services industry. This preparation requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates, assumptions, and judgements.

Not all significant accounting policies require management to make difficult, subjective or complex judgments. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The following significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these most critical accounting policies were significant in determining income and financial condition based on events in 2021.

Allowance for Credit Losses for Loans
The allowance for credit losses for loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in those future periods.

The appropriateness of the ACLL could change significantly because current economic conditions and forecasts can change and future events are inherently difficult to predict. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. For detailed information on the ACLL see Note 1- Summary of Significant Accounting Policies and Note 7 – Loans and Allowance for Credit Losses.

Fair Value Measurements
The Company uses fair value measurements to determine fair value disclosures and to record fair value adjustments to certain assets and liabilities, such as interest rate swaps, impaired loans, securities available for sale, and derivatives. Our fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and capitalized servicing rights. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting or other accounting standards.

Management has established and documented a process for determining fair value. The use of observable inputs is maximized and the use of unobservable inputs is minimized when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 1 – Summary of Significant Accounting Policies and Note 21 – Fair Value Measurements for more information.

ENTERPRISE RISK MANAGEMENT
Other sections of this report on Form 10-K include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, compliance, and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management and Capital Committee. The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting. Based on management's recent review, all risks were within corporate appetites. For all material business risks, residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company.

LIBOR TRANSITION

The Company’s use of LIBOR based instruments and the industry-wide transition program off of LIBOR are discussed in Item 1 (“Business”) and Item 1-A (“Risk Factors”) of this report. The Company has in excess of $5 billion in notional balances of LIBOR based instruments related primarily to its commercial banking operations. These include loans priced off of LIBOR, as well as interest rate swap contacts including customer, dealer, and risk participation agreements.

The Financial Conduct Authority (“FCA”) presently intends to continue publishing most LIBOR indices through June 2023 for use with legacy instruments contracted in 2021 or before. The Company continues to develop and execute plans to transition instruments associated with LIBOR to alternative reference rates. The Company has approved the use of Term SOFR as the lead base case index to replace LIBOR for pricing of new contracts starting in 2022, with Daily Simple SOFR as an alternate. The Company continues to monitor additional index rates as they become available or are requested by customers or other counterparties.

CORPORATE RESPONSIBILITY UPDATE

Our Commitment to Environmental, Social, Governance (ESG) & Corporate Responsibility
Berkshire is committed to purpose-driven, community-centered banking that enhances value for all stakeholders as it pursues its vision of being a high performing, leading socially responsible community bank in New England and beyond. We’re a bank with a purpose: to empower the financial potential of individuals, families and businesses in our communities. We provide an ecosystem of socially responsible financial solutions, actively engage with our communities, and harness the power of our entire business to fuel the economy, promote thriving neighborhoods, foster financial access and success, and invest in a low-carbon future.

At Berkshire, our most important investment for 175 years has been the one we make in each other. We know that where you bank matters and building stronger communities requires a better approach to banking. As such, ESG factors are central to our vision, mission, risk management practices, and Berkshire’s Exciting Strategic Transformation (BEST).

BEST Community Comeback
We believe every community deserves a comeback. That’s why we launched the BEST Community Comeback in 2021, a transformational commitment to empower our stakeholders’ financial potential. The plan focuses on four key areas: fueling small businesses; community financing and philanthropy; financial access and empowerment; and funding environmental sustainability. Through this far-reaching initiative, Berkshire aims to help create more businesses and jobs, help more families achieve the dream of owning a home, and aid communities in becoming more environmentally efficient and eco-friendly.
Ongoing Pandemic Support
As 2021 continued to present new challenges, we remained committed to serving our customers and communities. We’re guided by our Be FIRST Values of Belonging, Focusing, Inclusion, Respect, Service, and Teamwork. These values fueled our efforts to navigate the pandemic with the goal of supporting the health and economic resiliency of all our stakeholders. During the height of the pandemic, Berkshire created the You FIRST employee assistance fund to help staff impacted by unexpected financial hardships, provided additional paid sick time, flexible work schedules for remote staff, and maintained full pay for those with reduced schedules as a result of the pandemic. Small businesses and consumers were helped with loan forbearances and government assistance programs. We also launched a fund to assist businesses in the LGBTQIA+ and Black, Indigenous and People of Color (BIPOC) communities.

ESG Program & Business Integration
We’re committed to integrating social, environmental and reputational considerations into all business decision making through our strong foundation of governance systems, including our Environmental, Social and Governance (ESG) Management Committee, Corporate Responsibility & Culture Committee of our Board of Directors, Diversity Equity & Inclusion Committee, Responsible & Sustainable Business Policy, and a strong collection of Social & Environmental risk management practices. Berkshire engages directly with its stakeholders to share information about the progress we’ve made in our ESG performance, including through our Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, our annual Corporate Responsibility Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the Company's ESG efforts and programs.

Ratings, Awards & Recognition
We’re proud to be recognized for our performance with local, regional, national, and international awards as well as leading third party ESG ratings* including:
•MSCI ESG- BBB
•ISS ESG Quality Score - Environment: 3, Social: 1, Governance: 2
•Bloomberg ESG Disclosure- 47.81
•The Company is also rated by Sustainalytics
•Banking Northeast Community Champion Award
•Communitas Award for Leadership in Corporate Social Responsibility
•Bloomberg Gender-Equality Index
•Human Rights Campaign Corporate Equality Index Best Place to Work for LGBTQ+ equality- 100% Score
*As of December 31, 2021

Climate Change
Climate Change poses unprecedented risks and opportunities to the world, including Berkshire, its customers and communities. The impacts which can occur from climate change can directly and/or indirectly impact the Company and its stakeholders. As the transition to a low-carbon economy accelerates, new policy emerges, and market dynamics shift, Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks associated with climate change, and support the transition will allow it to strengthen its positioning as a high performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission as well as the size, scope, and complexity of its operations.

Berkshire is actively managing climate related risks and opportunities at board, management and employee levels. The Company’s Board of Directors Corporate Responsibility & Culture Committee provides oversight to environmental sustainability and Climate Change. All business risks are also integrated into our Enterprise Risk Management program and discussed by other applicable Board Committees including the Risk Management & Capital Committee. Both Committees report into the full board. Berkshire enhanced its governance over material environmental matters in 2021 by formalizing an Environmental, Social and Governance management committee and completing a formal climate change risk assessment to evaluate the bank’s operations and lending activities for potential exposure to transition and physical risks resulting from climate change.

The results of the risk assessment guide Berkshire’s forward climate management and environmental sustainability strategies to ensure its actively managing these risks and opportunities. It has set targets to help finance the green transition, reduce its Greenhouse Gas (GHG) emissions and source 100% of its electricity from renewable sources by the end of 2024. As the Company moves further along in its climate journey, it expects to continue to enhance its plans, disclosures, programs and initiatives to reduce its emissions as well as capitalize on the many business opportunities arising from the transition to a lower-carbon economy. Further details on Berkshire’s Climate Change governance, risk management, strategy, metrics & targets and next steps can be found in its most recent Corporate Responsibility Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company seeks to provide sustainable net interest income (NII) under varying economic conditions, while protecting the economic value of assets and liabilities from adverse effects of changes in market interest rates. While a number of market factors affect the level of NII and the economic value of our assets and liabilities, changes in interest rates is the most significant aspect of our market risk. As such, the Company maintains a regular cadence for review and oversight of its asset-liability policies and interest rate risk positioning with oversight from senior management and the Board of Directors. The manner and extent of the movement of interest rates is an uncertainty that could have a positive or negative impact on the Company’s earnings.

The Company manages its interest rate risk by analyzing the sensitivity and mix of its assets and liabilities, including derivative financial instruments. The Company also uses secondary markets, brokerages, and counterparties to accommodate customer demand for long-term fixed rate loans and to provide it with flexibility in managing its balance sheet positions.

Quantitative Aspects of Market Risk. The Company quantifies its NII sensitivity using an earnings simulation model that compares a baseline view of NII over 12 and 24 month horizons, based on a static view of the balance sheet and market interest rates, to a wide range of parallel and non-parallel rate shocks and ramps. In addition, the Company analyzes net income at risk and equity at risk from interest rate changes through discounted cash flow analysis.

The chart below shows an analysis of a scenario where interest rates ramp in a parallel manner over a period of 12 months compared to a base case of flat interest rates. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. There were no material changes to the way that the Company measures market risk in 2021.

Item 7-7A - Table 2 - Qualitative Aspects of Market Risk

Change in Interest Rates-Basis Points (Rate Ramp)
	1- 12 Months		13- 24 Months
	$ Change	% Change	$ Change	% Change
(In thousands)
At December 31, 2021
+200	17,815	6.82	39,059	14.83
+100	7,294	2.79	15,282	5.80
-100	1,227	0.47	(1,356)	(0.51)
At December 31, 2020
+200	(108)	(0.03)	12,199	4.01
+100	(3,090)	(0.99)	(943)	(0.31)
-100	5,408	1.73	6,769	2.22

At year-end 2021, a 200 basis point parallel upward interest rate increase results in approximately a 7% increase in modeled NII compared to the static baseline view in the first year, and approximately a 15% increase in the second-year horizon. The Company has shifted towards asset sensitive positioning throughout 2021, and remains well-positioned for the forecast rate cycle ahead. Asset sensitivity is driven by elevated cash balances from loan payoffs, a predominantly floating-rate loan portfolio, and modeled assumptions for deposit pricing and beta. For purposes of NII sensitivity reporting, a weighted average deposit beta of 35-45% is assumed in asset-liability modeling. Our positioning to downward changes in market rates remains limited due to a smaller effective shock for assets and liabilities to reprice lower from the current rate environment. In addition to parallel shocks and ramps, the Company analyzes the impact of non-parallel shocks (i.e., yield curve twist scenarios). At this time, the primary driver of asset sensitivity is on the short-end of the yield curve, though upward changes in the long-end are also expected to be accretive to NII.

Economic value of equity is modeled to increase by 4.5% in the event of a 200 basis point upward parallel shock in interest rates. Based on market expectations for higher interest rates in 2022 and beyond, and on commentary from monetary authorities about easing monetary stimulus, it is anticipated that the Company’s positive sensitivity to rising rates may contribute to its BEST goals for improved profitability.

A critical component of modeling this scenario is the assumption of deposit interest rate sensitivity, which the Company continues to model at a 40% beta level after an initial low beta for the first 50 basis points of rising rates. Due to the low level of interest rates, the modeled sensitivity of a downward shift in interest rates is affected by assumptions related to market influences on spreads and floors. Prime, mortgage rates, and deposits are floored. All other rates are zero bound.

Modeled interest rate sensitivity depends on other material assumptions. Market risk exposure is affected by the level and shape of the yield curve in markets for financial instruments including U.S. Treasury obligations, forward interest rate derivatives, the U.S. prime interest rate, and LIBOR rates. Also, the economic impact on customer and market behaviors of the COVID-19 pandemic remains uncertain and may cause actual events to differ from assumptions. The behavior of markets under the historically unusual conditions currently prevailing may be different from modeling assumptions, and the Company continues to monitor the markets and the assumptions in its model.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2021. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 - Election of Directors for a One-Year Term” in Berkshire’s Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Nitin J. Mhatre	51	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	45	Senior Executive Vice President of the Company; President - Berkshire Bank
Subhadeep Basu	51	Senior Executive Vice President, Chief Financial Officer of the Company and the Bank
George F. Bacigalupo	67	Senior Executive Vice President, Head of Commercial Banking - Berkshire Bank
Gregory D. Lindenmuth	54	Senior Executive Vice President, Chief Risk Officer – Berkshire Bank
Deborah A. Stephenson	51	Senior Executive Vice President, Regulatory & Compliance- -Berkshire Bank
Lucia “Lucy” Bellomia	56	Executive Vice President, Head of Retail Banking – Berkshire Bank
Jennifer M. Carmichael	44	Executive Vice President, Chief Internal Audit Officer - Berkshire Bank
Jacqueline Courtwright	58	Executive Vice President, Chief Human Resources and Culture Officer – Berkshire Bank
Georgia Melas	58	Executive Vice President, Chief Credit Officer – Berkshire Bank
Wm. Gordon Prescott	60	Executive Vice President, General Counsel and Corporate Secretary - Berkshire Bank; Corporate Secretary – Berkshire Hills Bancorp
Ellen Steinfeld	60	Executive Vice President, Head of Consumer Lending & Payments
Jason T. White	46	Executive Vice President , Chief Information Officer – Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Nitin J. Mhatre. Age 51. Mr. Mhatre was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2021. He was also appointed as a Director of the Company and the Bank. Prior to joining the Company, Mr. Mhatre was Executive Vice President, Community Banking, at Webster Bank, where he led consumer and business banking businesses. Before joining Webster in 2009, Mr. Mhatre spent 13 years at Citi Group in various leadership roles across consumer-related businesses globally.

Sean A. Gray. Age 45. Mr. Gray was appointed to the role of Senior Executive Vice President and Chief Operating Officer of the Company and President of the Bank in November 2018. He was previously Senior Executive Vice President of the Company and Chief Operating Officer of the Bank since 2015. Mr. Gray joined the Company in retail banking in 2007 and attained the position of Executive Vice President, Retail Banking. Previously, he was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

Subhadeep Basu, Age 51. Mr. Basu joined the Company in March 2021 as Senior Executive Vice President, Chief Financial Officer. He is responsible for the accounting, treasury, tax, investor relations, procurement/facilities, and capital markets functions. Prior to joining Berkshire, Mr. Basu served as Senior Vice President of Global Institutional Services at State Street. Before joining State Street, he spent more than 15 years at Citigroup, Bank of America, and Ally Financial in various leadership roles across Finance, Treasury, Risk, and Consumer and Commercial Banking.

George F. Bacigalupo. Age 67. Mr. Bacigalupo was promoted to Senior Executive Vice President, Head of Commercial Banking, Berkshire Bank in September 2015, having previously served as an Executive Vice President since October 2013 and Senior Vice President, Chief Credit Officer since 2011. Previously, Mr. Bacigalupo was EVP of Specialty Lending at TD Banknorth, where he established the ABL and other middle-market lending groups. Subsequently, at TD Bank, he was the Senior Lender for New England.

Gregory D. Lindenmuth. Age 54. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.

Deborah A. Stephenson. Age 51. Ms. Stephenson is Senior Executive Vice President, Compliance and Regulatory of Berkshire Bank, a position she was promoted to in 2018. Ms. Stephenson joined the Company in 2014. She was previously Senior Vice President at Country Bank where she managed retail banking and human resources. She started her career at the FDIC as a Safety and Soundness and Compliance Examiner. Subsequently, she has held various leadership roles in Compliance, CRA, BSA/AML, Retail Sales/Branch Administration, Human Resources and Training.

Lucia “Lucy” Bellomia, Age 56. Ms. Bellomia is Executive Vice President and Head of Retail Banking. She oversees the retail branch network, branch training, the MyBanker program, Call Center, Branch Operations, Retail Sales and Service Delivery. Prior to joining Berkshire in September 2021, she served as the Executive SVP, PM, Community Banking, Northeast Region, for Bank of America. She previously held positions at the Police and Fire Credit Union in Philadelphia, Santander Bank, PNC Bank, Sun National Bank, and Pioneer Savings and Loans.

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

Jacqueline Courtwright, Age 58. Ms. Courtwright was promoted in September 2020 to Executive Vice President, Chief Human Resources and Culture Officer at Berkshire Bank. She had been appointed as Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Berkshire in 2012, Ms. Courtwright was VP, Human Resources Business Partner at Citizen Bank and also held senior human resource roles during her 20 years at KeyBank.

Georgia Melas. Age 58. Ms. Melas is Executive Vice President, Chief Credit Officer of Berkshire Bank, a position she was promoted to in October 2018. Ms. Melas joined Berkshire as Senior Vice President, Chief Credit Officer in 2015 from Key Bank where she held multiple positions including Senior Credit Officer, Commercial Banking.

Wm. Gordon Prescott, Age 60. Mr. Prescott is Executive Vice President, General Counsel and Corporate Secretary of the Bank, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, most recently with KB Toys Inc. prior to joining the Bank.

Ellen Steinfeld, Age 60. Ms. Steinfeld is Executive Vice President and Head of Consumer Lending & Payments. She is responsible for Mortgage Banking sales and operations, Home Equity, Consumer Lending and Payments. Prior to joining Berkshire in September 2021, she was President of Innovative Lending Strategic Solutions LLC. Before her consulting role, she was Managing Director and US Consumer Lending Executive for TIAA-CREF, where she managed Mortgage Lending, Small Business Lending, Consumer Lending. She has also held management positions at Hudson City Savings, Citizens Bank, RBC Wealth Management, and E*TRADE Financial. (Note: Ms. Steinfeld’s stock ownership reports to the SEC are filed under her legal name of Ellen Tulchiner).

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
berkshirebank.com under the Investor Relations tab.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2021, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	80,400	$25.21	536,469
Equity compensation plans not approved by security holders	—	—	—
Total	80,400	$25.21	536,469

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    [1]    Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended December  31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]    Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]     Exhibits

3.1	Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities (6)
10.1	Three-Year Employment Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Nitin J. Mhatre (7)
10.2	Berkshire Bank Supplemental Executive Retirement Agreement entered into with Nitin J. Mhatre (8)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Sean A. Gray (9)
10.4	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (10)
10.5	Three Year Executive Change in Control Agreement by and among Berkshire Hills Bancorp, Inc. Berkshire Bank and George F. Bacigalupo (11)
10.6	Berkshire Bank Enhanced Change in Control Severance Plan (Gregory D. Lindenmuth and Deborah Stephenson) (12)
10.7	Form of Split Dollar Agreement entered into with Sean A. Gray (13)
10.8	Berkshire Bank Executive Long-Term Care Insurance Plan (14)
10.9	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (15)
10.10	Senior Executive Short Term Incentive Plan (16)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on November 9, 2017.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from Exhibit 4.3 to the Form 10-K as filed on February 28, 2020.
(7)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 26, 2021.
(8)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on April 2, 2021.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(11)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(12)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on February 28, 2020.
(13)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(14)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(15)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(16)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on May 10, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2022	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin J. Mhatre	Director, President, & Chief Executive Officer	March 1, 2022
Nitin J. Mhatre	(principal executive officer)
/s/ Subhadeep Basu	Senior Executive Vice President, Chief Financial Officer	March 1, 2022
Subhadeep Basu	(principal financial and accounting officer)
/s/ David M. Brunelle	Chairperson	March 1, 2022
David M. Brunelle
/s/ Baye Adofo-Wilson	Director	March 1, 2022
Baye Adofo-Wilson
/s/ Rheo A. Brouillard	Director	March 1, 2022
Rheo A. Brouillard
/s/ Nina A. Charnley	Director	March 1, 2022
Nina A. Charnley
/s/ John B. Davies	Director	March 1, 2022
John B. Davies
/s/ William H. Hughes, III	Director	March 1, 2022
William H. Hughes, III
/s/ Jeffrey W. Kip	Director	March 1, 2022
Jeffrey W. Kip
/s/ Sylvia Maxfield	Director	March 1, 2022
Sylvia Maxfield
/s/ Laurie Norton Moffatt	Director	March 1, 2022
Laurie Norton Moffatt
/s/ Jonathan I. Shulman	Director	March 1, 2022
Jonathan I. Shulman
/s/ Michael A. Zaitzeff	Director	March 1, 2022
Michael A. Zaitzeff

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ Nitin J. Mhatre	/s/ Subhadeep Basu
Nitin J. Mhatre	Subhadeep Basu
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2022	March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for loans

The estimate of expected credit losses is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. In order to estimate the expected credit losses for loans evaluated on a pooled basis, the Company utilizes a static pool migration methodology which calculates a historical loss rate for each of the identified loan segments. The historical loss rates are then adjusted for current and asset specific characteristics (also referred to as qualitative adjustments) and for expected changes to current conditions over the reasonable and supportable forecast period (also referred to as forecast). Each of these key components of the allowance for credit loss calculation is complex and requires a high volume of data input.

Auditing the allowance for credit losses was especially challenging and identified by us as a critical audit matter given the high volume of data inputs and judgements made by management. Auditing the allowance for credit loss calculation involved significant audit effort, including the involvement of experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of internal controls over management’s allowance for credit loss calculation including the design and operating effectiveness to address:

•Completeness and accuracy of the reports utilized within the allowance for credit loss calculation.
•The mathematical accuracy of the allowance for credit loss calculation.
•The accuracy of application of information within the allowance for credit loss calculation.
•Significant assumptions and judgements applied within the allowance for credit loss calculation.

Substantively testing management’s process to estimate the allowance for credit loss calculation included:

•Testing the completeness and accuracy of the underlying internal data utilized to prepare the calculation.
•Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
•Testing the mathematical accuracy, including the application of data and assumptions, of the allowance for credit loss calculation.
•The reasonableness of the significant judgements and assumptions utilized within the allowance for credit loss calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2017.

New York, New York
March 1, 2022

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$109,350	$91,219
Short-term investments	1,518,457	1,466,656
Total cash and cash equivalents	1,627,807	1,557,875

Trading security	8,354	9,708
Marketable equity securities, at fair value	15,453	18,513
Securities available for sale, at fair value	1,877,585	1,695,232
Securities held to maturity (fair values of $647,236 in 2021 and $491,855 in 2020)	636,503	465,091
Federal Home Loan Bank stock and other restricted securities	10,800	34,873
Total securities	2,548,695	2,223,417
Less: Allowance for credit losses on investment	(105)	(104)
Net Securities	2,548,590	2,223,313

Loans held for sale	6,110	17,748

Total loans	6,825,847	8,081,519
Less: Allowance for credit losses on loans	(106,094)	(127,302)
Net loans	6,719,753	7,954,217

Premises and equipment, net	94,383	112,663
Other real estate owned	—	149
Other intangible assets	29,619	34,819
Cash surrender value of bank-owned life insurance	235,690	232,695
Other assets	288,384	387,230
Assets held for sale	4,577	317,304
Total assets	$11,554,913	$12,838,013

Liabilities
Demand deposits	$3,008,461	$2,484,249
NOW and other deposits	976,401	1,003,005
Money market deposits	3,293,526	3,371,353
Savings deposits	1,111,625	972,116
Time deposits	1,678,940	2,385,085
Total deposits	10,068,953	10,215,808
Short-term debt	—	40,000
Long-term Federal Home Loan Bank advances	13,331	434,357
Subordinated notes	97,513	97,280
Total borrowings	110,844	571,637
Other liabilities	192,681	232,730
Liabilities held for sale	—	630,065
Total liabilities	10,372,478	11,650,240
(continued)

	December 31,
(In thousands, except share data)	2021	2020
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 48,667,110 shares outstanding in 2021; 100,000,000 shares authorized; 51,903,190 shares issued, and 50,833,087 shares outstanding in 2020)	$528	$528
Additional paid-in capital - common stock	1,423,445	1,427,239
Unearned compensation	(9,056)	(6,245)
Retained (deficit)	(139,383)	(233,344)
Accumulated other comprehensive income/(loss)	(3,243)	30,871
Treasury stock, at cost (3,236,080 shares in 2021 and 1,070,103 shares in 2020)	(89,856)	(31,276)
Total shareholders’ equity	1,182,435	1,187,773
Total liabilities and shareholders’ equity	$11,554,913	$12,838,013
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Interest and dividend income
Loans	$282,164	$358,015	$448,927
Securities and other	46,901	51,767	60,586
Total interest and dividend income	329,065	409,782	509,513
Interest expense
Deposits	27,236	72,715	115,193
Borrowings and subordinated notes	10,663	20,285	29,062
Total interest expense	37,899	93,000	144,255
Net interest income	291,166	316,782	365,258
Non-interest income
Deposit related fees	29,813	27,905	31,352
Loan fees and revenue	35,060	16,840	24,374
Insurance commissions and fees	7,003	10,770	10,957
Wealth management fees	10,530	9,285	9,353
Mortgage banking income	2,056	5,190	788
Total fee income	84,462	69,990	76,824
Other	6,631	2,597	1,438
(Loss)/gain on securities, net	(787)	(7,520)	4,389
Gain on sale of business operations and assets, net	52,942	1,240	1,351
Total non-interest income	143,248	66,307	84,002
Total net revenue	434,414	383,089	449,260
Provision (benefit) for credit losses	(500)	75,878	35,419
Non-interest expense
Compensation and benefits	150,589	147,840	140,906
Occupancy and equipment	41,782	43,359	39,586
Technology and communications	33,803	32,364	26,523
Marketing and promotion	2,749	3,703	4,474
Professional services	15,860	11,907	10,798
FDIC premiums and assessments	3,759	5,876	3,861
Other real estate owned and foreclosures	17	125	154
Amortization of intangible assets	5,200	6,181	5,783
Goodwill impairment	—	553,762	—
Merger, restructuring and conversion related expenses	5,781	5,839	28,046
Other	26,353	29,283	29,726
Total non-interest expense	285,893	840,239	289,857
Income/(loss) from continuing operations before income taxes	149,021	(533,028)	123,984
Income tax expense/(benefit) from continuing operations	30,357	(19,853)	22,463
Net income/(loss) from continuing operations	118,664	(513,175)	101,521

(Loss) from discontinued operations before income taxes	—	(26,855)	(5,539)
Income tax (benefit) from discontinued operations	—	(7,013)	(1,468)
Net (loss) from discontinued operations	—	(19,842)	(4,071)

Net income/(loss)	$118,664	$(533,017)	$97,450
Preferred stock dividend	—	313	960
Income/(loss) available to common shareholders	$118,664	$(533,330)	$96,490

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Basic earnings/(loss) per share:
Continuing Operations	$2.41	$(10.21)	$2.06
Discontinued operations	—	(0.39)	(0.08)
Total basic earnings/(loss) per share	$2.41	$(10.60)	$1.98

Diluted earnings/(loss) per share:
Continuing Operations	$2.39	$(10.21)	$2.05
Discontinued operations	—	(0.39)	(0.08)
Total diluted earnings/(loss) per share	$2.39	$(10.60)	$1.97

Weighted average common shares outstanding:
Basic	49,240	50,270	49,263
Diluted	49,554	50,270	49,421
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income/(loss)	$118,664	$(533,017)	$97,450
Other comprehensive (loss)/income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	(46,794)	25,726	34,530
Changes in unrealized gains and losses on pension	993	(489)	(270)
Total other comprehensive (loss)/income, before tax	(45,801)	25,237	34,260
Income taxes related to other comprehensive (loss)/income:
Changes in unrealized gains and losses on securities available-for-sale	11,937	(6,471)	(8,873)
Changes in unrealized gains and losses on pension	(250)	112	76
Total income tax benefit/(expense) related to other comprehensive income (loss)	11,687	(6,359)	(8,797)
Total other comprehensive (loss)/income	(34,114)	18,878	25,463
Total comprehensive income/(loss)	$84,550	$(514,139)	$122,913
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained (deficit)	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2019	522	$40,633	45,417	$460	$1,245,013	$(6,594)	$308,839	$(13,470)	$(21,963)	$1,552,918
Comprehensive income:
Net income	—	—	—	—	—	—	97,450	—	—	97,450
Other net comprehensive (loss)	—	—	—	—	—	—	—	25,463	—	25,463
Total comprehensive income	—	—	—	—	—	—	97,450	25,463	—	122,913
Acquisition of SI Financial Group, Inc.	—	—	5,691	57	176,655	—	—	—	—	176,712
Cash dividends declared on common shares ($0.92 per share)	—	—	—	—	—	—	(44,147)	—	—	(44,147)
Cash dividends declared on preferred shares ($1.84 per share)	—	—	—	—	—	—	(960)	—	—	(960)
Treasury stock purchased	—	—	(1,726)	—	—	—	—	—	(52,746)	(52,746)
Forfeited shares	—	—	(65)	—	(251)	2,160	—	—	(1,909)	—
Exercise of stock options	—	—	11	—	—	—	(100)	—	288	188
Restricted stock grants	—	—	299	—	932	(8,843)	—	—	7,911	—
Stock-based compensation	—	—	—	—	—	4,812	—	—	—	4,812
Other, net	—	—	(42)	—	92	—	—	—	(1,218)	(1,126)
Balance at December 31, 2019	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive income:		0
Net (loss)	—	—	—	—	—	—	(533,017)	—	—	(533,017)
Other net comprehensive income	—	—	—	—	—	—	—	18,878	—	18,878
Total comprehensive (loss)	—	—	—	—	—	—	(533,017)	18,878	—	(514,139)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(522)	(40,633)	1,043	11	10,395	—	—	—	30,227	—
Cash dividends declared on common shares ($0.72 per share)	—	—	—	—	—	—	(36,251)	—	—	(36,251)
Cash dividends declared on preferred shares ($1.20 per share)	—	—	—	—	—	—	(313)	—	—	(313)
Treasury stock purchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(91)	—	(1,570)	2,727	—	—	(1,157)	—
Exercise of stock options	—	—	37	—	—	—	(465)	—	1,129	664
Restricted stock grants	—	—	314	—	(4,121)	(5,234)	—	—	9,355	—
Stock-based compensation	—	—	—	—	—	4,727	—	—	—	4,727
Other, net	—	—	(41)	—	94	—	—	—	(720)	(626)
Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	—	—	118,664	—	—	118,664
Other net comprehensive (loss)	—	—	—	—	—	—	—	(34,114)	—	(34,114)
Total comprehensive income	—	—	—	—	—	—	118,664	(34,114)	—	84,550
Cash dividends declared common shares ($0.48 per share)	—	—	—	—	—	—	(24,553)	—	—	(24,553)
Treasury stock purchased	—	—	(2,500)	—	—	—	—	—	(68,712)	(68,712)
Forfeited shares	—	—	(113)	—	90	2,644	—	—	(2,734)	—
Exercise of stock options	—	—	20	—	—	—	(150)	—	567	417
Restricted stock grants	—	—	476	—	(3,898)	(9,625)	—	—	13,523	—
Stock-based compensation	—	—	—	—	—	4,170	—	—	—	4,170
Other, net	—	—	(49)	—	14	—	—	—	(1,224)	(1,210)
Balance at December 31, 2021	—	$—	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income/(loss) from continuing operations	118,664	(513,175)	101,521
Net (loss) from discontinued operations	—	(19,842)	(4,071)
Net income/(loss)	$118,664	$(533,017)	$97,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(500)	75,878	35,419
Net amortization of securities	1,939	2,513	2,407
Change in unamortized net loan origination costs and premiums	(1,918)	21,856	12,759
Premises and equipment depreciation and amortization expense	11,035	11,919	10,921
Stock-based compensation expense	4,170	4,727	4,812
Accretion of purchase accounting entries, net	(6,577)	(10,377)	(14,813)
Amortization of other intangibles	5,200	6,181	5,783
Income from cash surrender value of bank-owned life insurance policies	(5,561)	(5,354)	(5,349)
Securities losses/(gains), net	787	7,576	(4,389)
Net change in loans held-for-sale	5,775	(4,267)	(5,137)
Loss on disposition of assets	2,811	327	3,443
Loss on sale of real estate	6	13	5
Amortization of interest in tax-advantaged projects	3,444	3,645	6,455
Goodwill impairment	—	553,762	—
Gain on sale of business operations and other assets	(52,942)	—	—
Prepayment penalties on repayment of Federal Home Loan Bank advances	862	—	—
Net change in other	18,282	(31,247)	(23,418)
Net cash provided by operating activities of continuing operations	105,477	123,977	130,419
Net cash provided/(used) by operating activities of discontinued operations	—	103,664	(18,894)
Net cash provided by operating activities	105,477	227,641	111,525

Cash flows from investing activities:
Net decrease in trading security	776	734	701
Purchases of marketable equity securities	—	(17,631)	(23,841)
Proceeds from sales of marketable equity securities	2,880	33,928	43,075
Purchases of securities available for sale	(804,616)	(885,182)	(119,671)
Proceeds from sales of securities available for sale	—	69,337	136,229
Proceeds from maturities, calls, and prepayments of securities available for sale	575,538	457,586	240,586
Purchases of securities held to maturity	(219,470)	(144,651)	(7,260)
Proceeds from maturities, calls, and prepayments of securities held to maturity	46,061	35,331	21,602
Net change in loans	1,262,521	1,054,029	694,657
Net change in Mid-Atlantic region loans held for sale	50,914	—	—
Acquisitions, net of cash paid	—	—	110,774
Proceeds from surrender of bank-owned life insurance	2,566	553	2,451
Purchase of Federal Home Loan Bank stock	—	(6,741)	(112,208)
Proceeds from sales of Federal Home Loan Bank stock	24,078	19,887	149,455
Net investment in limited partnership tax credits	(2,878)	(7,280)	(4,387)
Purchase of premises and equipment, net	(1,606)	(7,208)	(10,565)
(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2021	2020	2019
Proceeds from sales of seasoned commercial loan portfolios	16,417	37,988	81,147
Proceeds from sales of other real estate owned	187	171	150
Cash outflows from sale of business operations and other assets	(352,814)	—	—
Net investing cash flows provided/(used) by discontinued operations	—	252	(313)
Net cash provided by investing activities	600,554	641,103	1,202,582

Cash flows from financing activities:
Net increase in deposits	$(154,052)	$499,657	$23,996
Net change in Mid-Atlantic region deposits held for sale	20,953	—	—
Proceeds from Federal Home Loan Bank advances and other borrowings	—	326,277	5,384,982
Repayments of Federal Home Loan Bank advances and other borrowings	(462,059)	(582,648)	(6,228,780)
Purchase of treasury stock	(68,712)	(473)	(52,746)
Exercise of stock options	417	664	188
Common and preferred stock cash dividends paid	(24,553)	(36,564)	(45,107)
Settlement of derivative contracts with financial institution counterparties	51,907	(97,611)	—
Net cash (used)/provided by financing activities	(636,099)	109,302	(917,467)

Net change in cash and cash equivalents	69,932	978,046	396,640

Cash and cash equivalents at beginning of year	1,557,875	579,829	183,189

Cash and cash equivalents at end of year	$1,627,807	$1,557,875	$579,829

Supplemental cash flow information:
Interest paid on deposits	$29,606	$82,319	$119,695
Interest paid on borrowed funds	11,385	21,277	33,406
Income taxes (refunded)/paid, net	14,816	(13,864)	19,818

Acquisition of non-cash assets and liabilities:
Assets acquired	—	—	1,595,054
Liabilities assumed	—	—	(1,530,010)

Other non-cash changes:
Other net comprehensive income/(loss)	(34,114)	18,878	25,463
Impact to retained earnings from adoption of ASC 326, net of tax	—	24,380	—
Mid-Atlantic assets reclassified to held for sale	—	317,304	—
Mid- Atlantic liabilities reclassified to held for sale	—	630,065	—
Reclass of Mid-Atlantic loans held-for-sale to portfolio loans, net	29,418	—	—
Reclass of Mid-Atlantic deposits held-for-sale to deposits, net	7,197	—	—
Reclass of seasoned loan portfolios to held-for-sale, net	11,660	14,845	120,307
Reclass of premises and equipment to held-for-sale	4,577	—	—
Real estate owned acquired in settlement of loans	—	224	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020, and 2019

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
The Consolidated Financial Statements (the “financial statements”) of Berkshire Hills Bancorp, Inc. and its subsidiaries (the “Company” or “Berkshire”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a Delaware corporation, headquartered in Boston, Massachusetts, and the holding company for Berkshire Bank (the “Bank”), a Massachusetts-chartered trust company headquartered in Pittsfield, Massachusetts. These financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Bank’s consolidated subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

Refer to Note 18 – Other Commitments, Contingencies, and Off-Balance Sheet Activities for pandemic related risks and uncertainties.

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

Loans that were previously held for investment that the Company has an active plan to sell are transferred to loans held for sale at the lower of cost or market (fair value). The market price is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Gains are recorded in non-interest income at sale to the extent that the sale price of the loan exceeds carrying value. Any reduction in the loan’s value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for credit losses. Further decreases in the fair value of the loan are recognized in non-interest expense.

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

Loans that do not share risk characteristics are evaluated on an individual basis, which the Company has determined to be non-accrual loans over a certain threshold, loans that were determined to be Troubled Debt Restructurings (“TDRs”) and PCD loans. Loans evaluated individually are not also included in the collective evaluation. Estimates of specific allowance may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the amortized cost in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. It is anticipated that this ASU will simplify any modifications that are executed before December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. ASU No. 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact the Company’s Consolidated Financial Statements.

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

On May 7, 2020, the Company completed a transaction to sell certain assets and liabilities related to the operations of FCLS. During the fourth quarter of 2020, the Company completed the final wind-down of the operations of FCLS. Operating results for the year ended December 31, 2020, included expenses related to the wind-down of operations.

At year-end 2021 and 2020, there were no assets or liabilities related to the discontinued operations of FCLS.

The following presents operating results of the discontinued operations of FCLS for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest income	$—	$1,525	$6,085
Interest expense	—	391	3,372
Net interest income	—	1,134	2,713
Non-interest (loss)/income	—	(4,740)	38,517
Total net revenue	—	(3,606)	41,230
Non-interest expense	—	23,249	46,769
(Loss) from discontinued operations before income taxes	—	(26,855)	(5,539)
Income tax (benefit)	—	(7,013)	(1,468)
Net (loss) from discontinued operations	$—	$(19,842)	$(4,071)

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

The following is a summary of the assets and liabilities held for sale related to the branch sale at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Loans	$—	$300,599
Other assets	—	16,705
Total assets	$—	$317,304
Liabilities
Deposits	$—	$617,377
Other liabilities	—	12,688
Total liabilities	$—	$630,065

Berkshire Insurance Group Sale of Operations
On September 1, 2021, the Company completed the sale of substantially all of the assets, and the assumption of certain liabilities, of Berkshire Insurance Group, Inc. (“BIG”) to Brown & Brown of Massachusetts, LLC ("Buyer"), a Massachusetts limited liability company. This sale was made pursuant to the Asset Purchase Agreement dated August 24, 2021. The Buyer paid BIG an aggregate purchase price of $41.5 million, minus $1.6 million for executive goodwill purchase price payments paid by the Buyer at the Closing to certain executives of BIG. The Company recorded a $37.2 million pre-tax gain related to this sale.

NOTE 4.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. Short-term investments included $43.7 million and $75.1 million pledged as collateral support for derivative financial contracts at year-end 2021 and 2020, respectively. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. As of December 31, 2021 and 2020, the reserve requirement was zero.

NOTE 5.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $7.9 million and $8.7 million and a fair value of $8.4 million and $9.7 million at year-end 2021 and 2020, respectively. Unrealized losses recorded through income on this security totaled $0.6 million, $0.3 million, and $0.3 million for 2021, 2020, and 2019, respectively. As discussed further in Note 16 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6.    SECURITIES

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2021
Securities available for sale
Debt securities:
Municipal bonds and obligations	$71,822	$5,355	$—	$77,177	$—
Agency collateralized mortgage obligations	693,782	5,566	(11,012)	688,336	—
Agency mortgage-backed securities	711,154	2,347	(7,642)	705,859	—
Agency commercial mortgage-backed securities	282,958	2,996	(3,620)	282,334	—
Corporate bonds	44,824	950	(114)	45,660	—
Other bonds and obligations	77,273	954	(8)	78,219	—
Total securities available for sale	1,881,813	18,168	(22,396)	1,877,585	—
Securities held to maturity
Municipal bonds and obligations	281,515	16,151	(693)	296,973	70
Agency collateralized mortgage obligations	149,195	3,203	(3,513)	148,885	—
Agency mortgage-backed securities	57,327	95	(1,498)	55,924	—
Agency commercial mortgage-backed securities	145,573	266	(3,289)	142,550	—
Tax advantaged economic development bonds	2,728	26	(15)	2,739	35
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	636,503	19,741	(9,008)	647,236	105

Marketable equity securities	15,689	67	(303)	15,453	—
Total	$2,534,005	$37,976	$(31,707)	$2,540,274	$105

December 31, 2020
Securities available for sale
Debt securities:
Municipal bonds and obligations	$90,273	$7,530	$—	$97,803	$—
Agency collateralized mortgage obligations	740,225	16,836	(235)	756,826	—
Agency mortgage-backed securities	433,311	4,954	(133)	438,132	—
Agency commercial mortgage-backed securities	278,990	9,835	(175)	288,650	—
Corporate bonds	59,098	942	(10)	60,030	—
Other bonds and obligations	52,080	1,719	(8)	53,791	—
Total securities available for sale	1,653,977	41,816	(561)	1,695,232	—
Securities held to maturity
Municipal bonds and obligations	246,520	20,106	—	266,626	64
Agency collateralized mortgage-backed securities	153,561	5,989	(171)	159,379	—
Agency mortgage-backed securities	35,865	198	(29)	36,034	—
Agency commercial mortgage-backed securities	25,481	590	(12)	26,059	—
Tax advantaged economic development bonds	3,369	93	—	3,462	40
Other bonds and obligations	295	—	—	295	—
Total securities held to maturity	465,091	26,976	(212)	491,855	104

Marketable equity securities	18,061	767	(315)	18,513	—
Total	$2,137,129	$69,559	$(1,088)	$2,205,600	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2021 and 2020, accumulated net unrealized (losses)/gains on AFS securities included in accumulated other comprehensive income were losses of $4.2 million and gains of $41.3 million, respectively. At year-end 2021 and 2020, accumulated net unrealized gains on the securities reclassified from AFS to HTM included in accumulated other comprehensive income/(loss) were $2.4 million and $3.7 million, respectively. The year-end 2021 and 2020 related income tax benefit/(liability) of $0.4 million and $(11.5) million, respectively, was also included in accumulated other comprehensive income/(loss).

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the years ended December 31, 2021 and 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision (benefit) for credit losses	6	(5)	1
Balance at December 31, 2021	$70	$35	$105

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision (benefit) for credit losses	(19)	(186)	(205)
Balance at December 31, 2020	$64	$40	$104

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

As of December 31, 2021, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2021 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$61,424	$61,435	$1,623	$1,625
Over 1 year to 5 years	4,085	4,146	3,101	3,129
Over 5 years to 10 years	52,374	53,644	24,196	24,961
Over 10 years	76,036	81,831	255,488	270,162
Total bonds and obligations	193,919	201,056	284,408	299,877
Mortgage-backed securities	1,687,894	1,676,529	352,095	347,359
Total	$1,881,813	$1,877,585	$636,503	$647,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2021 and 2020, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 12 - Borrowed Funds.

	2021		2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$34,773	$34,896	$37,532	$37,815
Securities pledged for municipal deposits	183,408	189,535	156,047	166,570
Total	$218,181	$224,431	$193,579	$204,385

During 2021, there were no sales of AFS securities. Proceeds from the sale of AFS securities totaled $69 million and $136 million in 2020 and 2019, respectively. The amounts for the sale of AFS securities were reclassified out of accumulated other comprehensive income and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2021	2020	2019
Gross recognized gains	$108	$4,602	$7,492
Gross recognized losses	(550)	(11,133)	(3,103)
Net recognized (losses)/gains	$(442)	$(6,531)	$4,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$9,626	$375,132	$1,386	$27,025	$11,012	$402,157
Agency mortgage-backed securities	3,179	222,887	4,463	175,941	7,642	398,828
Agency commercial mortgage-back securities	1,609	103,354	2,011	48,619	3,620	151,973
Corporate bonds	114	11,115	—	—	114	11,115
Other bonds and obligations	—	—	8	694	8	694
Total securities available for sale	$14,528	$712,488	$7,868	$252,279	$22,396	$964,767
Securities held to maturity
Municipal bonds and obligations	693	36,981	—	—	693	36,981
Agency collateralized mortgage obligations	1,808	49,308	1,705	36,212	3,513	85,520
Agency mortgage-backed securities	839	26,656	659	26,025	1,498	52,681
Agency commercial mortgage-back securities	1,255	80,406	2,034	51,654	3,289	132,060
Tax advantaged economic development bonds	15	1,255	—	—	15	1,255
Total securities held to maturity	4,610	194,606	4,398	113,891	9,008	308,497
Total	$19,138	$907,094	$12,266	$366,170	$31,404	$1,273,264

December 31, 2020
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$235	$77,898	$—	$—	$235	$77,898
Agency mortgage-backed securities	131	39,939	2	256	133	40,195
Agency commercial mortgage-backed securities	175	51,435	—	—	175	51,435
Corporate bonds	10	4,875	—	—	10	4,875
Other bonds and obligations	—	—	8	1,030	8	1,030
Total securities available for sale	$551	$174,147	$10	$1,286	$561	$175,433
Securities held to maturity
Agency collateralized mortgage obligations	171	25,048	—	—	171	25,048
Agency mortgage-backed securities	29	20,710	—	—	29	20,710
Agency commercial mortgage-back securities	12	10,216	—	—	12	10,216
Total securities held to maturity	212	55,974	—	—	212	55,974
Total	$763	$230,121	$10	$1,286	$773	$231,407

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2021, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AFS collateralized mortgage obligations
At year-end 2021, 45 out of 250 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2021. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2021, 28 out of 133 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.0% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2021. All securities are performing.

AFS corporate bonds
At year-end 2021, 5 out of 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 1.0% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At year-end 2021, 2 out of 6 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.1% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2021. All securities are performing.

HTM municipal bonds and obligations
At year-end 2021, 26 out of 209 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 1.8% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At year-end 2021, 6 out of 14 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 4.0% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2021. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2021, 15 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 2.5% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2021. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2021, 1 out of 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in an unrealized loss position. Aggregate unrealized losses represented 1.2% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	December 31, 2021	December 31, 2020
Construction	$324,282	$454,513
Commercial multifamily	515,817	483,350
Commercial real estate owner occupied	606,477	552,413
Commercial real estate non-owner occupied	2,156,929	2,119,263
Commercial and industrial	1,284,429	1,943,164
Residential real estate	1,489,248	1,931,681
Home equity	252,366	293,981
Consumer other	196,299	303,154
Total loans	$6,825,847	$8,081,519

Allowance for credit losses	106,094	127,302
Net loans	$6,719,753	$7,954,217

As of December 31, 2021 and 2020, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $29.9 million and $633.3 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

In 2021, the Company purchased loans aggregating $211 million and sold loans aggregating $560 million. In 2020, the Company purchased loans aggregating $98 million and sold loans aggregating $415 million. Net gains on sales of loans were $20.7 million, $10.6 million, and $12.0 million for the years 2021, 2020, and 2019, respectively. These amounts are included in Loan Related Income on the Consolidated Statements of Operations.

Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.6 billion, or 24.0%, and $1.5 billion, or 19.0% of total loans in 2021 and 2020, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2021 or 2020.

As of December 31, 2021, the Company had no foreclosed residential real estate property. As of December 31, 2020, the Company maintained foreclosed residential real estate property with fair value of $149 thousand. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2021 and December 31, 2020 totaled $1.4 million and $3.3 million, respectively, including sold loans serviced by the Company.

At year-end 2021, the Company had pledged loans totaling $0.7 billion to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 12 - Borrowed Funds.

At year-end 2021 and 2020, the Company’s commitments outstanding to related parties totaled $1.7 million and $2.0 million, respectively, and the loans outstanding against these commitments totaled $1.0 million and $1.1 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2021 and 2020, all related party loans were performing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the years ended December 31, 2021 and December 31, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2021
Construction	$5,111	$—	$5,111	$—	$—	$(1,905)	$3,206
Commercial multifamily	5,916	—	5,916	(404)	157	451	6,120
Commercial real estate owner occupied	12,380	—	12,380	(1,640)	204	1,808	12,752
Commercial real estate non-owner occupied	35,850	—	35,850	(14,557)	2,522	8,291	32,106
Commercial and industrial	25,013	—	25,013	(10,841)	4,565	3,847	22,584
Residential real estate	28,491	—	28,491	(1,664)	1,767	(6,188)	22,406
Home equity	6,482	—	6,482	(334)	335	(2,477)	4,006
Consumer other	8,059	—	8,059	(1,578)	761	(4,328)	2,914
Total allowance for credit losses	$127,302	$—	$127,302	$(31,018)	$10,311	$(501)	$106,094

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2020
Construction	$2,713	$(342)	$2,371	$(834)	$—	$3,574	$5,111
Commercial multifamily	4,413	(1,842)	2,571	(100)	100	3,345	5,916
Commercial real estate owner occupied	4,880	6,062	10,942	(8,686)	1,053	9,071	12,380
Commercial real estate non-owner occupied	16,344	11,201	27,545	(11,653)	307	19,651	35,850
Commercial and industrial	20,099	(2,189)	17,910	(19,328)	4,285	22,146	25,013
Residential real estate	9,970	6,799	16,769	(2,285)	1,359	12,648	28,491
Home equity	1,470	4,884	6,354	(347)	292	183	6,482
Consumer other	3,686	861	4,547	(2,562)	609	5,465	8,059
Total allowance for credit losses	$63,575	$25,434	$89,009	$(45,795)	$8,005	$76,083	$127,302

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2021 and December 31, 2020 was as follows:

(In thousands)	Total
Balance at December 31, 2020	$7,629
Impact of adopting ASC 326	—
Sub-Total	7,629
Release of expense for credit losses	(586)
Balance at December 31, 2021	$7,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Total
Balance at December 31, 2019	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Release of expense for credit losses	(464)
Balance at December 31, 2020	$7,629

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction
Risk rating
Pass	$71,784	$52,725	$117,784	$66,950	$3,839	$1,721	$50	$—	$314,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$71,784	$52,725	$117,784	$76,379	$3,839	$1,721	$50	$—	$324,282

Commercial multifamily:
Risk rating
Pass	$63,630	$28,172	$98,455	$59,720	$76,699	$176,020	$457	$—	$503,153
Special Mention	—	2,700	—	5,598	—	—	—	—	8,298
Substandard	—	—	—	—	—	4,230	136	—	4,366
Total	$63,630	$30,872	$98,455	$65,318	$76,699	$180,250	$593	$—	$515,817

Commercial real estate owner occupied:
Risk rating
Pass	$154,434	$50,236	$85,687	$91,316	$45,995	$157,346	$3,206	$—	$588,220
Special Mention	—	525	869	1,668	1,405	1,157	—	—	5,624
Substandard	—	—	2,113	1,593	838	8,089	—	—	12,633
Total	$154,434	$50,761	$88,669	$94,577	$48,238	$166,592	$3,206	$—	$606,477

Commercial real estate non-owner occupied:
Risk rating
Pass	$426,086	$176,172	$296,985	$349,947	$204,043	$585,044	$19,511	$—	$2,057,788
Special Mention	—	221	3,472	7,632	2,302	27,268	—	—	40,895
Substandard	—	7,588	—	2,784	33,472	14,303	99	—	58,246
Total	$426,086	$183,981	$300,457	$360,363	$239,817	$626,615	$19,610	$—	$2,156,929

Commercial and industrial:
Risk rating
Pass	$187,257	$130,520	$114,153	$156,443	$54,190	$136,837	$424,393	$—	$1,203,793
Special Mention	661	1,691	10,824	5,092	1,433	488	22,468	—	42,657
Substandard	211	2,494	9,609	3,145	2,020	2,330	17,935	—	37,744
Doubtful	—	—	—	—	—	15	220	—	235
Total	$188,129	$134,705	$134,586	$164,680	$57,643	$139,670	$465,016	$—	$1,284,429

Residential real estate
Risk rating
Pass	$214,306	$114,536	$86,997	$169,537	$189,980	$697,401	$293	$—	$1,473,050
Special Mention	—	—	—	120	502	1,557	—	—	2,179
Substandard	1,239	—	142	1,849	2,161	8,628	—	—	14,019
Total	$215,545	$114,536	$87,139	$171,506	$192,643	$707,586	$293	$—	$1,489,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction
Risk rating
Pass	$38,374	$255,377	$114,690	$28,474	$9,519	$2,766	$1,000	$—	$450,200
Special Mention	—	—	313	—	—	—	—	—	313
Substandard	—	—	—	4,000	—	—	—	—	4,000
Total	$38,374	$255,377	$115,003	$32,474	$9,519	$2,766	$1,000	$—	$454,513

Commercial multifamily:
Risk rating
Pass	$31,438	$57,659	$74,932	$77,746	$81,066	$153,818	$20	$—	$476,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	47	6,479	145	—	6,671
Total	$31,438	$57,659	$74,932	$77,746	$81,113	$160,297	$165	$—	$483,350

Commercial real estate owner occupied:
Risk rating
Pass	$58,327	$84,839	$104,797	$64,693	$44,300	$169,197	$1,194	$—	$527,347
Special Mention	535	2,569	1,136	1,009	800	2,579	—	—	8,628
Substandard	—	1,266	3,597	1,685	1,439	8,451	—	—	16,438
Total	$58,862	$88,674	$109,530	$67,387	$46,539	$180,227	$1,194	$—	$552,413

Commercial real estate non-owner occupied:
Risk rating
Pass	$180,520	$292,386	$435,440	$223,935	$303,221	$497,066	$15,393	$—	$1,947,961
Special Mention	—	279	2,068	6,958	11,798	44,961	1,068	—	67,132
Substandard	7,804	3,529	4,235	19,632	2,124	66,651	195	—	104,170
Total	$188,324	$296,194	$441,743	$250,525	$317,143	$608,678	$16,656	$—	$2,119,263

Commercial and industrial:
Risk rating
Pass	$754,260	$159,046	$205,651	$130,985	$48,326	$148,222	$368,769	$—	$1,815,259
Special Mention	1,467	5,753	5,267	2,851	1,601	65	12,408	—	29,412
Substandard	7,392	39,822	24,951	7,765	3,504	5,630	9,099	—	98,163
Doubtful	—	—	—	—	—	—	330	—	330
Total	$763,119	$204,621	$235,869	$141,601	$53,431	$153,917	$390,606	$—	$1,943,164

Residential real estate
Risk rating
Pass	$150,583	$146,142	$272,399	$320,384	$333,159	$691,078	$3,281	$—	$1,917,026
Special Mention	384	—	454	1,430	—	362	—	—	2,630
Substandard	991	39	703	902	417	8,964	9	—	12,025
Total	$151,958	$146,181	$273,556	$322,716	$333,576	$700,404	$3,290	$—	$1,931,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Home equity:
Payment performance
Performing	$125	$469	$—	$—	$—	$24	$249,590	$—	$250,208
Nonperforming	—	—	—	—	—	—	2,158	—	2,158
Total	$125	$469	$—	$—	$—	$24	$251,748	$—	$252,366

Consumer other:
Payment performance
Performing	$37,994	$11,189	$21,548	$55,577	$30,632	$28,797	$7,505	$—	$193,242
Nonperforming	8	46	290	797	746	1,139	31	—	3,057
Total	$38,002	$11,235	$21,838	$56,374	$31,378	$29,936	$7,536	$—	$196,299

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Home equity:
Payment performance
Performing	$2,445	$1,960	$316	$1,859	$499	$1,882	$282,123	$—	$291,084
Nonperforming	—	—	1	—	—	—	2,896	—	2,897
Total	$2,445	$1,960	$317	$1,859	$499	$1,882	$285,019	$—	$293,981

Consumer other:
Payment performance
Performing	$15,193	$35,317	$101,730	$69,366	$35,421	$31,327	$9,339	$—	$297,693
Nonperforming	39	316	1,511	1,599	1,585	407	4	—	5,461
Total	$15,232	$35,633	$103,241	$70,965	$37,006	$31,734	$9,343	$—	$303,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about total loans rated Special Mention or lower at December 31, 2021 and December 31, 2020. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	December 31, 2021	December 31, 2020
Non-Accrual	$35,326	$64,948
Substandard Accruing	106,560	185,207
Total Classified	141,886	250,155
Special Mention	100,071	109,299
Total Criticized	$241,957	$359,454

The following is a summary of loans by past due status at December 31, 2021 and December 31, 2020:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2021
Construction	$—	$—	$—	$—	$324,282	$324,282
Commercial multifamily	82	306	187	575	515,242	515,817
Commercial real estate owner occupied	—	400	4,221	4,621	601,856	606,477
Commercial real estate non-owner occupied	25,420	653	9,049	35,122	2,121,807	2,156,929
Commercial and industrial	2,700	709	6,836	10,245	1,274,184	1,284,429
Residential real estate	5,529	2,015	13,264	20,808	1,468,440	1,489,248
Home equity	258	108	2,158	2,524	249,842	252,366
Consumer other	1,363	320	2,882	4,565	191,734	196,299
Total	$35,352	$4,511	$38,597	$78,460	$6,747,387	$6,825,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2020
Construction	$—	$—	$—	$—	$454,513	$454,513
Commercial multifamily	—	—	757	757	482,593	483,350
Commercial real estate owner occupied	809	631	4,894	6,334	546,079	552,413
Commercial real estate non-owner occupied	315	168	38,389	38,872	2,080,391	2,119,263
Commercial and industrial	3,016	3,259	12,982	19,257	1,923,907	1,943,164
Residential real estate	2,068	2,630	11,115	15,813	1,915,868	1,931,681
Home equity	244	284	2,897	3,425	290,556	293,981
Consumer other	2,109	777	5,364	8,250	294,904	303,154
Total	$8,561	$7,749	$76,398	$92,708	$7,988,811	$8,081,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$—	$—
Commercial multifamily	187	187	—	—
Commercial real estate owner occupied	4,221	2,413	—	—
Commercial real estate non-owner occupied	8,877	8,412	172	—
Commercial and industrial	6,747	1,506	89	—
Residential real estate	10,698	6,511	2,566	—
Home equity	1,901	141	257	—
Consumer other	2,695	4	187	—
Total	$35,326	$19,174	$3,271	$—
The commercial and industrial loans nonaccrual amortized cost as of December 31, 2021 included medallion loans with a fair value of $1.2 million and a contractual balance of $31.4 million.

	December 31, 2020
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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2021
Construction	$9,429	$—	$—
Commercial multifamily	188	—	—
Commercial real estate owner occupied	4,466	—	—
Commercial real estate non-owner occupied	9,501	—	—
Commercial and industrial	526	—	1,040
Residential real estate	7,035	—	—
Home equity	262	—	—
Consumer other	2	—	—
Total loans	$31,409	$—	$1,040

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2020
Construction	$—	$—	$—
Commercial multifamily	591	—	—
Commercial real estate owner occupied	5,714	—	—
Commercial real estate non-owner occupied	30,950	—	—
Commercial and industrial	973	36	3,758
Residential real estate	5,081	—	—
Home equity	145	—	—
Consumer other	51	—	—
Total loans	$43,505	$36	$3,758

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

The following table presents activity in TDRs for the years ended December 31, 2021 and December 31, 2020:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Year ended December 31, 2021
Construction	$—	$—	$—	$—	$9,429	$9,429
Commercial multifamily	754	(51)	—	—	—	703
Commercial real estate owner occupied	1,731	(96)	—	(168)	1,266	2,733
Commercial real estate non-owner occupied	13,684	(14,562)	—	(791)	10,979	9,310
Commercial and industrial	2,686	(3,916)	—	(199)	5,085	3,656
Residential real estate	1,524	(233)	—	(174)	—	1,117
Home equity	133	(12)	—	—	—	121
Consumer other	36	(8)	—	5	—	33
Total	$20,548	$(18,878)	$—	$(1,327)	$26,759	$27,102

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Year ended December 31, 2020
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	793	(39)	—	—	—	754
Commercial real estate owner occupied	13,331	(5,734)	—	(5,884)	18	1,731
Commercial real estate non-owner occupied	1,373	(1)	—	1,719	10,593	13,684
Commercial and industrial	1,449	(289)	—	(60)	1,586	2,686
Residential real estate	2,045	(160)	—	(361)	—	1,524
Home equity	277	(22)	—	(122)	—	133
Consumer other	48	(12)	—	—	—	36
Total	$19,316	$(6,257)	$—	$(4,708)	$12,197	$20,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	Total
Year ended December 31, 2021
TDR:
Number of loans	18
Pre-modification outstanding recorded investment	$26,759
Post-modification outstanding recorded investment	$26,759

Year ended December 31, 2020
TDR:
Number of loans	16
Pre-modification outstanding recorded investment	$12,197
Post-modification outstanding recorded investment	$12,197

Year ended December 31, 2019
TDR:
Number of loans	13
Pre-modification outstanding recorded investment	$2,063
Post-modification outstanding recorded investment	$2,063

The following table discloses the modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the year ended 2021, there were four loans restructured that had subsequently defaulted during the reporting period. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended 2020. For the year ended 2019, there was one loan that was restructured that had subsequently defaulted during the reporting period.

(dollars in thousands)	Number of Loans	Recorded Investment
Year ended December 31, 2021
Commercial real estate non-owner occupied	2	$18,746
Commercial and industrial	2	$71
Total	4	$18,817

(dollars in thousands)	Number of Loans	Recorded Investment
Year ended December 31, 2019
Commercial and industrial	1	$195
Total	1	$195

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 18 - Other Commitments, Contingencies, and Off-Balance Sheet Activities for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to year end 2019.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality:

(In thousands)	2019
Balance at beginning of period	$2,840
Acquisitions	4,200
Accretion	(9,619)
Net reclassification from nonaccretable difference	7,430
Payments received, net	(837)
Reclassification to TDR	9
Disposals	—
Balance at end of period	4,023

The following is a summary of the average recorded investment and interest income recognized on impaired loans as of December 31, 2019:

Business Activities Loans

	December 31, 2019
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$19,805	$586
Other commercial and industrial	3,165	523
Residential mortgages - 1-4 family	185	17
Consumer-home equity	148	3
Consumer-other	—	—

With an allowance recorded:
Other commercial real estate	$374	$107
Other commercial and industrial	2,533	793
Residential mortgages - 1-4 family	2,427	150
Consumer-home equity	349	32
Consumer - other	11	1

Total
Commercial real estate	$20,179	$693
Commercial and industrial	5,698	1,316
Residential mortgages	2,612	167
Consumer loans	508	36
Total impaired loans	$28,997	$2,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Loans

	December 31, 2019
(in thousands)	Average Recorded Investment	Cash Basis Interest Income Recognized
With no related allowance:
Other commercial real estate	$1,603	$117
Other commercial and industrial	441	51
Residential mortgages - 1-4 family	241	11
Consumer - home equity	475	23
Consumer - other	—	—

With an allowance recorded:
Other commercial real estate	$1,005	$59
Other commercial and industrial	29	2
Residential mortgages - 1-4 family	88	7
Consumer - home equity	68	6
Consumer - other	41	2

Total
Commercial real estate	$2,608	$176
Commercial and industrial	470	53
Residential mortgages	329	18
Consumer loans	584	31
Total impaired loans	$3,991	$278

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents the Company’s TDR activity in 2019:

(In thousands)	2019
Balance at beginning of year	$27,415
Principal payments	(6,086)
TDR status change (1)	—
Other reductions (2)	(4,076)
Newly identified TDRs	2,063
Balance at end of year	$19,316
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Loan Losses
Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses for year end 2019.

Activity in the allowance for loan losses for 2019 was as follows:

Business Activities Loans
(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$21,732	$16,504	$10,535	$7,368	$56,139
Charged-off loans	6,577	23,799	635	3,322	34,333
Recoveries on charged-off loans	570	1,012	57	253	1,892
Provision/(releases) for loan losses	9,033	25,404	(1,417)	458	33,478
Balance at end of period	$24,758	$19,121	$8,540	$4,757	$57,176

Individually evaluated for impairment	20	122	109	43	294
Collectively evaluated	24,738	18,999	8,431	4,714	56,882
Total	$24,758	$19,121	$8,540	$4,757	$57,176

Acquired Loans
(In thousands)	Commercial real estate	Commercial and industrial loans	Residential mortgages	Consumer	Total
Balance at beginning of period	$3,153	$1,064	$630	$483	$5,330
Charged-off loans	830	571	263	557	2,221
Recoveries on charged-off loans	672	438	116	123	1,349
Provision/(releases) for loan losses	1,111	126	365	339	1,941
Balance at end of period	$4,106	$1,057	$848	$388	$6,399

Individually evaluated for impairment	97	1	8	12	118
Collectively evaluated	4,009	1,056	840	376	6,281
Total	$4,106	$1,057	$848	$388	$6,399

NOTE 8.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2021	2020	Estimated Useful Life
Land	$15,786	$17,716	N/A
Buildings and improvements	104,327	113,853	5 - 39 years
Furniture and equipment	62,420	63,590	3 - 7 years
Construction in process	703	4,035
Premises and equipment, gross	183,236	199,194
Accumulated depreciation and amortization	(88,853)	(86,531)
Premises and equipment, net	$94,383	$112,663

Depreciation and amortization expense including discontinued operations for the years 2021, 2020, and 2019 amounted to $11.0 million, $12.5 million, and $11.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.    GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets are presented in the tables below. The Company had no acquisition during 2021 or 2020. In accordance with applicable accounting guidance, the Company allocated the amount paid to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. The goodwill balance is allocated to the consolidated Company. The activity impacting goodwill in 2021 and 2020 is as follows:

(In thousands)	2021	2020
Balance, beginning of the period	$—	$553,762
Goodwill acquired and adjusted:
Impairment	—	(553,762)
Balance, end of the period	$—	$—
______________________________________________________________________________________________________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2021
Non-maturity deposits (core deposit intangible)	$77,213	$(49,963)	$27,250
Insurance contracts	7,558	(7,558)	—
All other intangible assets	7,866	(5,497)	2,369
Total	$92,637	$(63,018)	$29,619
December 31, 2020
Non-maturity deposits (core deposit intangible) (1)	$77,213	$(45,257)	$31,956
Insurance contracts	7,558	(7,558)	—
All other intangible assets	7,866	(5,003)	2,863
Total	$92,637	$(57,818)	$34,819
(1)As of December 31, 2020, the Company reclassified $4.6 million of net core deposit intangible to held-for-sale related to the assets and liabilities associated with the Mid-Atlantic branch sale.

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $5.2 million in 2021, $6.2 million in 2020, and $5.8 million in 2019.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2021 is as follows: 2022- $5.1 million; 2023- $4.8 million; 2024- $4.6 million; 2025- $4.5 million; 2026- $4.5 million; and thereafter- $6.0 million. For the years 2021, 2020, and 2019, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2021	2020
Capitalized servicing rights	$16,022	$16,348
Accrued interest receivable	33,534	46,919
Accrued federal and state tax receivable	30,614	40,751
Right-of-use assets	52,180	60,018
Derivative assets	79,528	160,071
Deferred tax asset	52,620	46,370
Other	23,886	16,753
Total other assets	$288,384	$387,230

The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. At year end 2021, loans sold and serviced for others amounted to $1.6 billion. For years ended 2020 and 2019, loans sold and serviced for others from continuing operations amounted to $1.5 billion, and $1.7 billion, respectively. For years ended 2020 and 2019, loans sold and serviced for others from discontinued operations amounted to $0.6 billion, and $1.4 billion, respectively. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. For the year 2021, contractually specified servicing fees were $8.0 million and are included as a component of loan related fees within non-interest income. For the years 2020 and 2019, contractually specified servicing fees from continuing operations were $5.5 million and $5.6 million, respectively and are included as a component of loan related fees within non-interest income. For the years 2020 and 2019, contractually specified servicing fees from discontinued operations were $2.1 million and $1.9 million, respectively, and are included as a component of other income in Note 2 - Discontinued Operations. Refer to Note 21 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2021.

Servicing rights activity was as follows:

(In thousands)	2021	2020
Balance at beginning of year	$16,348	$26,451
Additions	4,568	3,875
Amortization	(4,921)	(3,761)
Change in fair value	(723)	(9,266)
Allowance adjustment	750	(951)
Balance at end of year	$16,022	$16,348
(1)As of December 31, 2021 and December 31, 2020, the servicing rights included in the total balance accounted for at fair value were $2.0 million and $3.0 million, respectively.

At December 31, 2021, the fair value of servicing rights was $16.6 million. At December 31, 2020, the fair value of servicing rights was $16.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2021	2020
Maturity date:
Within 1 year	$1,228,874	$1,582,492
Over 1 year to 2 years	280,403	545,100
Over 2 years to 3 years	81,391	171,810
Over 3 years to 4 years	52,000	32,358
Over 4 years to 5 years	34,605	51,073
Over 5 years	1,667	2,252
Total	$1,678,940	$2,385,085
Account balances:
Less than $100,000	$676,979	$663,324
$100,000 through $250,000	610,174	1,219,210
$250,000 or more	391,787	502,551
Total	$1,678,940	$2,385,085

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $228.1 million and $610.6 million at December 31, 2021 and December 31, 2020, respectively. Also included in total deposits are reciprocal deposits of $89.2 million and $119.0 million at December 31, 2021 and December 31, 2020, respectively, as well as related party deposits of $146.4 million and $177.2 million at December 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.    BORROWED FUNDS

Borrowed funds at December 31, 2021 and 2020 are summarized, as follows:

	2021		2020
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$—	—%	$40,000	1.05%
Total short-term borrowings:	—	—	40,000	1.05
Long-term borrowings:
Advances from the FHLBB	13,331	1.75	434,357	1.89
Paycheck Protection Program Liquidity Facility ("PPPLF")	—	—	—	—
Subordinated notes	74,590	7.00	74,411	7.00
Junior subordinated borrowing - Trust I	15,464	2.01	15,464	2.06
Junior subordinated borrowing - Trust II	7,459	1.90	7,405	1.92
Total long-term borrowings:	110,844	5.33	531,637	2.61
Total	$110,844	5.33%	$571,637	2.50%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2021 and December 31, 2020. The Bank's available borrowing capacity with the FHLB was $1.5 billion and $1.0 billion for the periods ended December 31, 2021 and December 31, 2020, respectively. The Company was in compliance with all debt covenants as of December 31, 2021.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2021 and December 31, 2020. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of December 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $511.0 million and $815.6 million for the periods ended December 31, 2021 and December 31, 2020, respectively.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at December 31, 2021 included callable advances totaling $10 million and amortizing advances totaling $3.4 million. The advances outstanding at December 31, 2020 included callable advances totaling $10 million and amortizing advances totaling $5.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLBB advances at year-end 2021 is as follows:

	2021
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2022	$4,001	2.04%
2023	—	—
2024	39	—
2025	5,969	1.99
2026 and beyond	3,322	4.57
Total FHLBB advances	$13,331	1.75%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2021 and December 31, 2020.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%.  The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three month LIBOR plus 5.113%. The subordinated note includes reduction to the note principal balance of $92 thousand and $215 thousand for unamortized debt issuance costs as of December 31, 2021 and December 31, 2020, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.01% and 2.06% at December 31, 2021 and December 31, 2020, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 1.90% and 1.92% at December 31, 2021 and December 31, 2020. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2021	2020
Derivative liabilities	$35,194	$65,758
Capital and financing lease obligations	9,862	10,383
Employee benefits liability	45,498	38,830
Operating lease liabilities	55,674	63,894
Accrued interest payable	775	3,867
Customer transaction clearing accounts	5,718	11,261
Other	39,960	38,737
Total other liabilities	$192,681	$232,730

51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2021, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,121	$5,848
Service Cost	59	66
Interest cost	140	178
Actuarial loss	(211)	519
Benefits paid	(321)	(337)
Settlements	(460)	(153)
Projected benefit obligation at end of year	5,328	6,121
Accumulated benefit obligation	5,328	6,121

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	6,049	5,799
Actual return on plan assets	694	740
Contributions by employer	—	—
Benefits paid	(321)	(337)
Settlements	(460)	(153)
Fair value of plan assets at end of year	5,962	6,049

(Overfunded)/underfunded status	$(634)	$72

Amounts Recognized on Consolidated Balance Sheets
Other assets	$634	$—
Other liabilities	—	72

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2021	2020
Service Cost	$59	$66
Interest Cost	140	178
Expected return on plan assets	(410)	(393)
Amortization of unrecognized actuarial loss	103	94
Net periodic pension (credit)	$(108)	$(55)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2021	2020
Amortization of actuarial (loss)	$(103)	$(94)
Actuarial (gain) loss	(495)	171
Settlement charge	(58)	—
Total recognized in accumulated other comprehensive income	(656)	77
Total recognized in net periodic pension cost recognized and other comprehensive income	$(764)	$22

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are a net loss of $0.7 million and $1.3 million in 2021 and 2020, respectively.

The Company did not make any cash contributions to the pension trust during 2021 and 2020. The Company does not expect to make any cash contributions in 2022. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $11 thousand.

The principal actuarial assumptions used are as follows:

	December 31,
	2021	2020
Projected benefit obligation
Discount rate	2.73%	2.35%
Net periodic pension cost
Discount rate	2.35%	3.15%
Long term rate of return on plan assets	7.00%	7.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2021 and December 31, 2020. The Plan did not hold any assets classified as Level 3, nor were there any transfers.

	December 31, 2021
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,914	$—	$1,914
Mid-Cap	509	—	509
Small-Cap	421	—	421
International	1,026	—	1,026
Fixed Income - US Core	1,446	—	1,446
Intermediate Duration	482	—	482
Cash Equivalents - money market	164	62	102
Total	$5,962	$62	$5,900

	December 31, 2020
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,996	$—	$1,996
Mid-Cap	519	—	519
Small-Cap	500	—	500
International	1,049	—	1,049
Fixed Income - US Core	1,403	—	1,403
Intermediate Duration	470	—	470
Cash Equivalents - money market	112	38	74
Total	$6,049	$38	$6,011

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2021 are as follows:

Year	Payments (In thousands)
2022	358
2023	344
2024	332
2025	317
2026 - 2031	1,727

Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit pension plan. The Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The Plan was frozen effective September 6, 2013. The Company made contributions of $149 thousand in 2021. As of July 1, 2021, the Plan held assets with a market value of $4.8 million and liabilities with a market value of $7.4 million. The funded status (market value of plan assets divided by funding target) of the Plan, was greater than 80% as of July 1, 2021, as required by federal and state regulations. Market value of the Plan's assets reflects contributions received through June 30, 2021. There are no collective bargaining agreements in place that require contributions to the Plan by the Company. The Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2021	2020
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$4,641	$4,039
Service Cost	13	39
Interest cost	113	129
Participant contributions	—	—
Actuarial loss	(198)	507
Benefits paid	(48)	(73)
Accumulated post-retirement benefit obligation at end of year	$4,521	$4,641

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	48	73
Contributions by participant	—	—
Benefits paid	(48)	(73)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$4,521	$4,641

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2021	2020
Service cost	$13	$39
Interest costs	113	129
Amortization of net prior service credit	83	84
Amortization of net actuarial loss	55	12
Net periodic post-retirement costs	$264	$264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2021	2020
Amortization of prior service credit	$(83)	$(84)
Net actuarial (gain)/loss	(253)	496
Total recognized in accumulated other comprehensive income	(336)	412
Accrued post-retirement liability recognized	$4,521	$4,641

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2021	2020
Net prior service cost	$1,242	$1,325
Net actuarial loss	615	869
Total recognized in accumulated other comprehensive income	$1,857	$2,194

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

The assumed discount rates on a weighted-average basis were 2.30% and 2.16% as of December 31, 2021 and December 31, 2020, respectively. The Company has fixed contributions, therefore, the annual rate of increase in healthcare costs is not used in measuring the accumulated post-retirement benefit medical obligation.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2021 are as follows:

Year	Payments (In thousands)
2022	126
2023	122
2024	121
2025	117
2026 - 2031	624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $3.2 million in 2021, $3.5 million in 2020, and $4.1 million in 2019.

Employee Stock Ownership Plan (“ESOP”)
As part of the SI Financial acquisition in 2019, the Company acquired an ESOP plan that was frozen and terminated prior to the completion of the transaction. On acquisition date, all amounts in the plan were vested and the loan under the plans was repaid from the sale proceeds of unallocated shares.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2021 and 2020, the accrued liability for these SERPs was $20.0 million and $20.1 million, respectively. SERP expense was $2.0 million in 2021, $2.0 million in 2020, and $0.9 million in 2019, and is recognized over the required service period.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $7.8 million as of year-end 2021 and $7.9 million as of year-end 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2021, 2020, and 2019 were, as follows:

(In thousands)	2021	2020	2019
Current:
Federal tax expense/(benefit)	$17,340	$(19,889)	$16,576
State tax expense/(benefit)	7,580	(3,976)	5,323
Total current tax expense/(benefit) (1)	24,920	(23,865)	21,899
Deferred:
Federal tax expense	5,125	2,048	908
State tax expense/(benefit)	112	1,964	(344)
Total deferred tax expense	5,237	4,012	564
Change in valuation allowance	200	—	—
Income tax expense/(benefit) from continuing operations	$30,357	$(19,853)	$22,463
Income tax (benefit) from discontinued operations	—	(7,013)	(1,468)
Total	$30,357	$(26,866)	$20,995
(1)    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes several provisions that temporarily modify the corporate net operating loss (“NOL”) carryback rules for federal income tax purposes. Specifically, the CARES Act allows a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The Company recorded a $6 million federal income tax benefit in 2020, and an additional $500 thousand benefit in 2021 resulting from the carryback of its 2020 NOL to recover federal income taxes paid in 2015 through 2018 at a 35% federal income tax rate.

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$31,294	21.0%	$(111,936)	21.0%	$26,037	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6,077	4.1	(1,589)	0.3	3,641	2.9
Tax exempt income - investments, net	(3,475)	(2.3)	(3,184)	0.6	(3,527)	(2.8)
Bank-owned life insurance	(1,348)	(0.9)	(1,283)	0.3	(1,305)	(1.1)
Goodwill impairment	—	—	103,912	(19.5)	—	—
Non-deductible merger costs	—	—	—	—	122	0.1
Tax credits, net of basis reduction	(2,881)	(1.9)	(1,812)	0.3	(3,531)	(2.8)
Change in valuation allowance	200	0.1	—	—	—	—
Tax rate benefit on net operating loss carryback	(493)	(0.3)	(6,040)	1.1	—	—
Other, net	983	0.6	2,079	(0.4)	1,026	0.8
Effective tax rate	$30,357	20.4%	$(19,853)	3.7%	$22,463	18.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
As of December 31, 2021 and 2020, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$30,441	$35,650
Unrealized capital loss on tax credit investments	1,451	2,360
Net unrealized loss on securities available for sale and pension in OCI	1,085	—
Employee benefit plans	8,435	7,607
Purchase accounting adjustments	4,829	8,843
Net operating loss carryforwards	1,139	1,753
Deferred loan fees	2,449	—
Lease liability	14,940	20,119
Premises and equipment	1,850	1,097
Nonaccrual interest	1,722	1,780
Other	1,845	1,733
Deferred tax assets, net before valuation allowances	70,186	80,942
Valuation allowance	(400)	(200)
Deferred tax assets, net of valuation allowances	$69,786	$80,742

Deferred tax liabilities:
Net unrealized gain on securities available for sale and pension in OCI	$—	$(10,602)
Loan servicing rights	(1,488)	(1,674)
Deferred loan fees	—	(368)
Intangible amortization	(545)	(2,277)
Unamortized tax credit reserve	(1,075)	(1,086)
Right-of-use asset	(14,058)	(18,365)
Deferred tax liabilities	$(17,166)	$(34,372)
Deferred tax assets, net	$52,620	$46,370

The Company’s net deferred tax asset increased by $6.3 million during 2021.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2021 and 2020 were, as follows:

(in thousands)	2021	2020
State valuation allowances	$(400)	$(200)

The state tax basis difference, net of Federal benefit, was originally recorded in 2012, due to management’s assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments (LPs) will not be realized. Management anticipates that the remaining excess state tax basis will be realized as a capital loss upon disposition, and that it is unlikely that the Company will have capital gains against which to offset such capital losses. The Company has established an additional $200 thousand valuation allowance in 2021 as management anticipates that a portion of the state net operating loss carryforwards may not be utilized.

The valuation allowance as of December 31, 2021 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

Tax Attributes
At December 31, 2021, the Company has $2.5 million of federal net operating loss carryforwards, the utilization of which are limited under Internal Revenue Code Section 382. These net operating losses begin to expire in 2029. The related deferred tax asset is $527 thousand.

State net operating loss carryforwards, net of valuation allowance described above, are expected to be utilized in the future and begin to expire in 2023. The related gross deferred tax asset is $612 thousand.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Unrecognized tax benefits at January 1	$516	$238	$467
Increase in gross amounts of tax positions related to prior years	509	309	26
Decrease in gross amounts of tax positions related to prior years	—	—	—
Decrease due to settlement with taxing authority	—	—	(185)
Decrease due to lapse in statute of limitations	—	(31)	(70)
Unrecognized tax benefits at December 31	$1,025	$516	$238

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The Company is no longer subject to examination for tax years prior to 2018 including any related income tax filings from its recent acquisitions. The Company has been selected for a limited scope audit in the state of New York for tax year 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2021, the Company held derivatives with a total notional amount of $3.7 billion. The Company had economic hedges and non-hedging derivatives totaling $3.7 billion and $8.2 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $321.0 million, and $6.4 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2021.

The Company pledged collateral to derivative counterparties in the form of cash totaling $43.7 million and securities with an amortized cost of $34.8 million and a fair value of $34.9 million at year-end 2021. At December 31, 2020, the Company pledged cash collateral of $75.1 million and securities with an amortized cost of $37.5 million and a fair value of $37.8 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2021 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2021			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,879	7.9	0.47%	5.09%	$(1,158)
Interest rate swaps on loans with commercial loan customers	1,684,238	5.8	3.99%	1.91%	74,348
Reverse interest rate swaps on loans with commercial loan customers (1)	1,684,238	5.8	1.91%	3.99%	(30,454)
Risk participation agreements with dealer banks	320,981	5.8			432
Forward sale commitments	6,377	0.2			134
Total economic hedges	3,703,713				43,302

Non-hedging derivatives:
Commitments to lend	8,192	0.2			124
Total non-hedging derivatives	8,192				124
Total	$3,711,905				$43,426
(1) Fair value estimates include the impact of $45.7 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2020 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2020			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$8,654	8.9	0.52%	5.09%	$(1,778)
Interest rate swaps on loans with commercial loan customers	1,734,978	6.1	4.15%	1.95%	159,016
Reverse interest rate swaps on loans with commercial loan customers (1)	1,734,978	6.1	1.95%	4.15%	(64,645)
Risk participation agreements with dealer banks	326,862	8.0			665
Forward sale commitments	11,544	0.2			320
Total economic hedges	3,817,016				93,578

Non-hedging derivatives:
Commitments to lend	40,099	0.2			735
Total non-hedging derivatives	40,099				735
Total	$3,857,115				$94,313
(1) Fair value estimates include the impact of $97.6 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of December 31, 2021 the Company has an interest rate swap with a $7.9 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. Credit valuation loss adjustments arising from the difference in credit worthiness of the commercial loan and financial institution counterparties totaled $0.9 million at year-end 2021. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$619	$(289)	$(248)
Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(86,099)	85,206	65,098
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	1,431	(1,516)	(1,214)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	86,099	(85,206)	(65,098)
Risk Participation Agreements:
Unrealized (loss)/gain recognized in other non-interest income	(233)	345	83
Forward Commitments:
Unrealized (loss)/gain recognized in discontinued operations	(186)	547	507
Realized (loss) in discontinued operations	—	(8,205)	(9,195)

Non-hedging derivatives
Commitments to lend:
Unrealized (loss)/gain recognized in discontinued operations	$(611)	$(1,893)	$(1,299)
Realized gain in discontinued operations	—	15,672	57,699
Realized gain in other non-interest income	2,854	—	—

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

The Company had net asset positions with its financial institution counterparties totaling $2.2 million and $1.0 million as of December 31, 2021 and December 31, 2020, respectively. The Company had net asset positions with its commercial banking counterparties totaling $76.8 million and $159.0 million as of December 31, 2021 and December 31, 2020, respectively.

The Company had net liability positions with its financial institution counterparties totaling $33.3 million and $66.8 million as of December 31, 2021 and December 31, 2020, respectively. The Company had net liability positions with its commercial banking counterparties totaling $2.5 million as of December 31, 2021. The Company had no net liability positions with its commercial banking counterparties as of December 31, 2020. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2021 and December 31, 2020:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$2,223	$(75)	$2,148	$—	$—	$2,148
Commercial counterparties	76,809	—	76,809	—	—	76,809
Total	$79,032	$(75)	$78,957	$—	$—	$78,957

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(78,146)	$44,814	$(33,332)	$34,896	$43,694	$45,258
Commercial counterparties	(2,461)	—	(2,461)	—	—	(2,461)
Total	$(80,607)	$44,814	$(35,793)	$34,896	$43,694	$42,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$1,124	$(78)	$1,046	$—	$—	$1,046
Commercial counterparties	159,016	—	159,016	—	—	159,016
Total	$160,140	$(78)	$160,062	$—	$—	$160,062

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2020
Interest Rate Swap Agreements:
Institutional counterparties	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082
Commercial counterparties	—	—	—	—	—	—
Total	$(164,543)	$97,740	$(66,803)	$37,815	$75,070	$46,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17.    LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At December 31, 2021 lease expiration dates ranged from 1 month to 18 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		December 31, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$52,180	$60,018
Finance lease right-of-use assets	Premises and equipment, net	6,674	7,197
Total Lease Right-of-Use Assets		$58,854	$67,215

Lease Liabilities
Operating lease liabilities	Other liabilities	$55,674	$63,894
Finance lease liabilities	Other liabilities	9,862	10,383
Total Lease Liabilities		$65,536	$74,277

Supplemental information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.5	9.8
Finance leases	12.8	13.8

Weighted-Average Discount Rate
Operating leases	2.77%	2.81%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the year ended December 31, 2021 was $10.9 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the year ended December 31, 2020 was $13.5 million, of which $1.2 million was related to FCLS and is reported as discontinued operations. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$10,897	$13,750
Operating cash flows from finance leases	503	530
Financing cash flows from finance leases	528	500

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	2,976	7,083
Finance leases	—	—
(1)    Includes operating cash flows from operating leases related to discontinued operations of $1.2 million at December 31, 2020.

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2021:

(In thousands)	Operating Leases	Finance Leases
2021	$9,774	$1,031
2022	8,569	1,037
2023	7,546	1,037
2024	5,859	1,037
2025	4,639	1,037
Thereafter	27,568	8,185
Total undiscounted lease payments	63,955	13,364
Less amounts representing interest	(8,281)	(3,502)
Lease liability	$55,674	$9,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. OTHER COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ACTIVITIES

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

The Company’s business, financial condition and results of operations generally rely upon the ability of the Company’s borrowers to repay their loans, the value of collateral underlying the Company’s secured loans, and demand for loans and other products and services the Company offers, which are highly dependent on the business environment in the Company’s primary markets where it operates and in the United States as a whole. During 2020, the Company’s results of operations were negatively impacted by full impairment of the Company's goodwill, an increase in its provision for credit losses and related allowance for credit losses, a decline in the fair value of its equity portfolio, and a decline in valuation of assets.

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

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of December 31, 2021, the Company had modified 19 loans with a carrying value of $14.4 million. As of December 31, 2020, the Company had 746 active modified loans outstanding with a carrying value of $316.1 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

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

(In thousands)	2021	2020
Commitments to originate new loans	$588,034	$211,485
Unused funds on commercial and other lines of credit	902,598	944,678
Unadvanced funds on home equity lines of credit	334,784	371,080
Unadvanced funds on construction and real estate loans	340,336	226,736
Standby letters of credit	14,475	24,501
Total	$2,180,227	$1,778,480

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2021 and 2020.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19.    SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2021 and 2020, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

At December 31, 2021, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2021 also exceeded the minimum capital requirements including the currently applicable BASEL III capital conservation buffer of 1.875%.

As of year-end 2021 and 2020, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated)
Total capital to risk-weighted assets	$1,359,470	17.32%	$628,026	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,178,497	15.01	353,265	4.50
Tier 1 capital to risk-weighted assets	1,200,732	15.30	471,020	6.00
Tier 1 capital to average assets	1,200,732	10.49	314,013	4.00
Total risk-weighted assets	7,850,331	N/A	N/A	N/A

December 31, 2020
Company (Consolidated)
Total capital to risk-weighted assets	$1,337,008	16.10%	$664,239	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,145,329	13.79	373,634	4.50
Tier 1 capital to risk-weighted assets	1,167,512	14.06	498,179	6.00
Tier 1 capital to average assets	1,167,512	9.38	332,119	4.00
Total risk-weighted assets	8,302,987	N/A	N/A	N/A

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Bank
Total capital to risk-weighted assets	$1,244,604	15.87%	$627,478	8.00%	$784,348	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,160,458	14.80	35,956	4.50	509,826	6.50
Tier 1 capital to risk-weighted assets	1,160,458	14.80	470,609	6.00	627,478	8.00
Tier 1 capital to average assets	1,160,458	10.13	313,739	4.00	392,174	5.00
Total risk-weighted assets	7,843,477	N/A	N/A	N/A	N/A	N/A

December 31, 2020
Bank
Total capital to risk-weighted assets	$1,243,287	14.99%	$663,429	8.00%	$961,659	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,148,205	13.85	373,179	4.50	625,079	6.50
Tier 1 capital to risk-weighted assets	1,148,205	13.85	497,572	6.00	769,327	8.00
Tier 1 capital to average assets	1,148,205	9.23	331,715	4.00	480,830	5.00
Total risk-weighted assets	8,292,863	N/A	N/A	N/A	N/A	N/A

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

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive income are as follows:

(In thousands)	2021	2020
Other accumulated comprehensive income/(loss), before tax:
Net unrealized holding (loss)/gain on AFS securities	$(1,806)	$44,988
Net unrealized holding (loss) on pension plans	(2,518)	(3,511)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding loss/(gain) on AFS securities	407	(11,530)
Net unrealized holding loss on pension plans	674	924
Accumulated other comprehensive (loss)/income	$(3,243)	$30,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of other comprehensive (loss)/income for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(46,794)	$11,937	$(34,857)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(46,794)	11,937	(34,857)

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	993	(250)	743
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	993	(250)	743
Other comprehensive loss	$(45,801)	$11,687	$(34,114)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,721	$(6,470)	$19,251
Less: reclassification adjustment for gains realized in net income	(5)	1	(4)
Net unrealized holding gain on AFS securities	25,726	(6,471)	19,255

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(489)	112	(377)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	(489)	112	(377)
Other comprehensive gain	$25,237	$(6,359)	$18,878

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net unrealized holding (loss) on AFS securities:
Net unrealized gain arising during the period	$34,591	$(8,890)	$25,701
Less: reclassification adjustment for gains realized in net income	61	(17)	44
Net unrealized holding gain on AFS securities	34,530	(8,873)	25,657

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(270)	76	(194)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	(270)	76	(194)
Other comprehensive income	$34,260	$(8,797)	$25,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive /income(loss), for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2021
Balance at Beginning of Year	$33,459	$(2,588)	$30,871
Other comprehensive (loss)/income before reclassifications	(34,857)	743	(34,114)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive (loss)/income	(34,857)	743	(34,114)
Balance at End of Period	$(1,398)	$(1,845)	$(3,243)

Year Ended December 31, 2020
Balance at Beginning of Year	$14,204	$(2,211)	$11,993
Other comprehensive income/(loss) before reclassifications	19,251	(377)	18,874
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Total other comprehensive income/(loss)	19,255	(377)	18,878
Balance at End of Period	$33,459	$(2,588)	$30,871

Year Ended December 31, 2019
Balance at Beginning of Year	$(11,453)	$(2,017)	$(13,470)
Other comprehensive income/(loss) before reclassifications	25,701	(194)	25,507
Amounts reclassified from accumulated other comprehensive income	44	—	44
Total other comprehensive income/(loss)	25,657	(194)	25,463
Balance at End of Period	$14,204	$(2,211)	$11,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss)/income for the years ended December 31, 2021, 2020, and 2019:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2021	2020	2019
Realized (losses)/gains on AFS securities:
	$—	$(5)	$61	Non-interest income
	—	1	(17)	Tax expense
	—	(4)	44
Realized (losses) on pension plans
	—	—	—	Non-interest expense
	—	—	—	Tax expense
	—	—	—
Total reclassifications for the period	$—	$(4)	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings/(Loss) Per Common Share
Basic earnings/(loss) per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Earnings/(loss) per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net income/(loss) from continuing operations	$118,664	$(513,175)	$101,521
Net (loss) from discontinued operations	—	(19,842)	(4,071)
Net income/(loss)	$118,664	$(533,017)	$97,450

Average number of common shares issued	51,903	51,903	49,782
Less: average number of treasury shares	1,951	1,569	1,142
Less: average number of unvested stock award shares	712	505	420
Plus: average participating preferred shares	—	441	1,043
Average number of basic common shares outstanding	49,240	50,270	49,263
Plus: dilutive effect of unvested stock award shares	309	—	122
Plus: dilutive effect of stock options outstanding	5	—	36
Average number of diluted common shares outstanding	49,554	50,270	49,421

Basic earnings/(loss) per share:
Continuing Operations	$2.41	$(10.21)	$2.06
Discontinued operations	—	(0.39)	(0.08)
Basic earnings/(loss) per common share	$2.41	$(10.60)	$1.98

Diluted earnings/(loss) per share:
Continuing Operations	$2.39	$(10.21)	$2.05
Discontinued operations	—	(0.39)	(0.08)
Diluted earnings/(loss) per common share	$2.39	$(10.60)	$1.97

For the year ended 2021, 88 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. Due to the net loss in 2020, all unvested restricted stock and options were considered anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2019, 61 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20.    STOCK-BASED COMPENSATION PLANS

The 2018 Equity Incentive Plan (the “2018 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.0 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) one for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2018 Plan's effective date, all expired, canceled, and forfeited shares under the 2013 Plan are included in the 2018 Plan's available shares. As of year-end 2021, the Company had the ability to grant approximately 0.5 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2020	517	$28.35	112	$22.95
Granted	476	20.22	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(20)	20.66
Stock awards vested	(170)	24.75	—	—
Forfeited	(113)	23.48	(2)	24.71
Expired	—	—	(10)	17.46
Balance, December 31, 2021	710	$20.16	80	$25.21

Stock Awards
The total compensation cost for stock awards recognized as expense was $4.2 million, $4.7 million, and $4.8 million, in the years 2021, 2020, and 2019, respectively. The total recognized tax benefit associated with this compensation cost was $1.0 million, $1.2 million, and $1.3 million, respectively.

The weighted average fair value of stock awards granted was $20.22, $16.69, and $29.47 in 2021, 2020, and 2019, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2021, 2020, and 2019 was $4.3 million, $5.2 million, and $4.8 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $9.1 million as of year-end 2021. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2021, the weighted average remaining contractual term for options outstanding is three years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant options during 2021 and 2020. The Company acquired options in the SI Financial Group transaction in 2019, but did not grant additional options during 2019.

The total intrinsic value of options exercised was $102 thousand, $246 thousand, and $149 thousand for the years 2021, 2020, and 2019, respectively. The expense pertaining to options vesting was $14 thousand, $96 thousand, and $93 thousand for the years 2021, 2020, and 2019, respectively. The tax benefit associated with stock option expense for 2021 was $4 thousand. The tax benefit associated with stock option expense for both 2020 and 2019 was $25 thousand. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2021, 2020 and 2019 was $14 thousand, $27 thousand, and $124 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2021 and 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$8,354	$8,354
Available-for-sale securities:
Municipal bonds and obligations	—	77,177	—	77,177
Agency collateralized mortgage obligations	—	688,336	—	688,336
Agency residential mortgage-backed securities	—	705,859	—	705,859
Agency commercial mortgage-backed securities	—	282,334	—	282,334
Corporate bonds	—	41,630	4,030	45,660
Other bonds and obligations	—	78,219	—	78,219
Marketable equity securities	14,798	655	—	15,453
Loans held for investment	—	—	1,200	1,200
Loans held for sale	—	6,110	—	6,110
Derivative assets	—	79,270	258	79,528
Capitalized servicing rights	—	—	1,966	1,966
Derivative liabilities	—	35,194	—	35,194

	December 31, 2020
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$9,708	$9,708
Available-for-sale securities:
Municipal bonds and obligations	—	97,803	—	97,803
Agency collateralized mortgage obligations	—	756,826	—	756,826
Agency residential mortgage-backed securities	—	438,132	—	438,132
Agency commercial mortgage-backed securities	—	288,650	—	288,650
Corporate bonds	—	45,030	15,000	60,030
Other bonds and obligations	—	53,791	—	53,791
Marketable equity securities	17,841	672	—	18,513
Loans held for investment	—	—	2,265	2,265
Loans held for sale	—	12,992	4,756	17,748
Derivative assets	—	159,016	1,055	160,071
Capitalized servicing rights	—	—	3,033	3,033
Derivative liabilities	—	65,758	—	65,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2021, the Company had one transfer totaling $4.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds. During the year ended December 31, 2020, there were no transfers between Level 1, 2 and 3. During the year ended December 31, 2019, the Company had four transfers totaling $44.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of December 31, 2021.

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,200	$31,430	$(30,230)

			Aggregate Fair Value
December 31, 2020	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$2,265	$53,945	$(51,680)
Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2021 (In thousands)
Loans held for sale	$6,110	$5,926	$184

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2020 (In thousands)
Loans held for sale	$12,992	$12,639	$353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value of loans held for sale for the year ended December 31, 2021 were losses of $169 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2020 were gains of $97 thousand from continuing operations and losses of $138 thousand from discontinued operations. During 2021, originations of loans held for sale totaled $104 million and sales of loans originated for sale totaled $108 million. During 2020, originations of loans held for sale from continuing operations totaled $150 million and sales of loans originated for sale from continuing operations totaled $141 million. During 2020, originations of loans held for sale from discontinued operations totaled $624.0 billion and sales of loans originated for sale from discontinued operations totaled $755.0 billion.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2021 and 2020:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Loans Held for Investment	Commitments to Lend (1)	Forward Commitments (1)	Capitalized Servicing Rights (1)

Balance as of December 31, 2019	$10,769	$42,966	$—	$2,628	$—	$12,299
Adoption of ASC 326	—	—	7,660	—	—	—
Maturities, calls, and prepayments of AFS Security	—	(30,000)	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(327)	—	(1,283)	—	—	(822)
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	16,565	320	(8,444)
Unrealized (loss) included in accumulated other comprehensive loss	—	2,034	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Paydown of asset	(734)	—	(4,112)	—	—	—
Transfers to loans held for sale	—	—	—	(18,458)	—	—
Additions to servicing rights	—	—	—	—	—	—
Balance as of December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturities, calls, and prepayments of AFS Security	—	(15,000)	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(578)	—	1,645	1,995	(186)	(1,067)
Unrealized gain included in accumulated other comprehensive loss	—	30	—	—	—	—
Transfers to Level 3	—	4,000	—	—	—	—
Paydown of asset	(776)	—	(2,710)	—	—	—
Transfers to loans held for sale	—	—		(2,606)	—	—
Additions to servicing rights	—	—		—	—	—
Balance as of December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966

Unrealized gains/(losses) relating to instruments still held at December 31, 2021	$475	$30	$—	$124	$134	$—
Unrealized gains/(losses) relating to instruments still held at December 31, 2020	$1,053	$287	$—	$735	$320	$—
(1) For 2019, these assets were classified as assets from discontinued operations on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2021 and 2020 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$8,354	Discounted Cash Flow	Discount Rate	3.35%
Securities Available for Sale	4,030	Indication from Market Maker	Price	101.00%
Loans held for investment	1,200	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3 - $19.8
Commitments to Lend	124	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	134	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	1,966	Discounted cash flow	Constant prepayment rate (CPR)	19.41%
			Discount rate	9.50%
Total	$15,808

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$9,708	Discounted Cash Flow	Discount Rate	2.72%
Securities Available for Sale	15,000	Indication from Market Maker	Price	102.00%
Loans held for investment	2,265	Discounted Cash Flow	Discount Rate	30.00%
			Collateral Value	$8.1 - $21.9
Commitments to Lend	735	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	320	Historical Trend	Closing Ratio	74.54%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	3,033	Discounted cash flow	Constant prepayment rate (CPR)	26.52%
			Discount rate	10.00%

Total	$31,061

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

	December 31, 2021	Fair Value Measurements as of December 31, 2021
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$12,482	December 2021
Capitalized servicing rights	14,056	December 2021
Other real estate owned	—	December 2021
Total	$26,538

	December 31, 2020	Fair Value Measurements as of December 31, 2020
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$28,028	December 2020
Capitalized servicing rights	13,315	December 2020
Other real estate owned	149	December 2020
Total	$41,492

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$12,482	Fair value of collateral	Loss severity	(35.96)% to 133.09% (49.14%)
			Appraised value	$0 to $405 ($256)
Capitalized servicing rights	14,056	Discounted cash flow	Constant prepayment rate (CPR)	6.24% to 17.73% (13.29%)
			Discount rate	9.59% to 13.11% (11.97%)
Total Assets	$26,538
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2021 and 2020.

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

	December 31, 2021
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,627,807	$1,627,807	$1,627,807	$—	$—
Trading security	8,354	8,354	—	—	8,354
Marketable equity securities	15,453	15,453	14,798	655	—
Securities available for sale	1,877,585	1,877,585	—	1,873,555	4,030
Securities held to maturity	636,503	647,236	—	644,497	2,739
FHLB stock and restricted equity securities	10,800	N/A	N/A	N/A	N/A
Net loans	6,719,753	6,850,975	—	—	6,850,975
Loans held for sale	6,110	6,110	—	6,110	—
Accrued interest receivable	33,534	33,534	—	33,534	—
Derivative assets	79,528	79,528	—	79,270	258
Financial Liabilities
Total deposits	10,068,953	10,073,217	—	10,073,217	—
Short-term debt	—	—	—	—	—
Long-term FHLB advances	13,331	13,053	—	13,053	—
Subordinated notes	97,513	95,006	—	95,006	—
Derivative liabilities	35,194	35,194	—	35,194	—

	December 31, 2020
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,557,875	$1,557,875	$1,557,875	$—	$—
Trading security	9,708	9,708	—	—	9,708
Marketable equity securities	18,513	18,513	17,841	672	—
Securities available for sale	1,695,232	1,695,232	—	1,680,232	15,000
Securities held to maturity	465,091	491,855	—	488,393	3,462
FHLB stock and restricted equity securities	34,873	N/A	N/A	N/A	N/A
Net loans	7,954,217	8,243,437	—	—	8,243,437
Loans held for sale	17,748	17,748	—	12,992	4,756
Accrued interest receivable	46,919	46,919	—	46,919	—
Derivative assets	160,071	160,071	—	159,016	1,055
Assets held for sale	317,304	317,304	—	16,705	300,599
Financial Liabilities
Total deposits	10,215,808	10,230,822	—	10,230,822	—
Short-term debt	40,000	40,025	—	40,025	—
Long-term FHLB advances	434,357	438,064	—	438,064	—
Subordinated notes	97,280	95,178	—	95,178	—
Derivative liabilities	65,758	65,758	—	65,758	—
Liabilities held for sale	630,065	631,268	—	631,268	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2021	2020
Assets
Cash due from Berkshire Bank	$108,946	$83,510
Investment in subsidiaries	1,172,439	1,202,755
Marketable equity securities, at fair value	—	158
Other assets	213	188
Total assets	$1,281,598	$1,286,611

Liabilities and Shareholders’ Equity
Subordinated notes	$97,513	$97,280
Accrued expenses	1,650	1,558
Shareholders’ equity	1,182,435	1,187,773
Total liabilities and shareholders’ equity	$1,281,598	$1,286,611

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Income:
Dividends from subsidiaries	$118,000	$46,300	$104,700
Other	31	(2,185)	1,258
Total income	118,031	44,115	105,958
Interest expense	5,393	5,335	5,335
Non-interest expenses	2,719	2,866	4,129
Total expense	8,112	8,201	9,464
Income before income taxes and equity in undistributed income of subsidiaries	109,919	35,914	96,494
Income tax (benefit)	(2,136)	(2,719)	(2,054)
Income before equity in undistributed income of subsidiaries	112,055	38,633	98,548
Equity in undistributed results of operations of subsidiaries	6,609	(571,650)	(1,098)
Net income/(loss)	118,664	(533,017)	97,450
Preferred stock dividend	—	313	960
Income/(loss) available to common shareholders	$118,664	$(533,330)	$96,490

Comprehensive income/(loss)	$84,550	$(514,139)	$122,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income/(loss)	$118,664	$(533,017)	$97,450
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed results of operations of subsidiaries	(6,609)	571,650	1,098
Other, net	5,816	2,603	(4,457)
Net cash provided by operating activities	117,871	41,236	94,091

Cash flows from investing activities:
Advances to subsidiaries	—	—	—
Purchase of securities	—	(489)	—
Sale of securities	167	4,658	6,989
Other, net	—	—	987
Net cash provided by investing activities	167	4,169	7,976

Cash flows from financing activities:
Proceed from issuance of short term debt	232	231	431
Proceed from repayment of long term debt	—	—	—
Net proceeds from common stock	—	—	—
Payment to repurchase common stock	(68,712)	(473)	(52,746)
Common stock cash dividends paid	(24,553)	(36,251)	(44,147)
Preferred stock cash dividends paid	—	(313)	(960)
Other, net	431	758	188
Net cash (used) in financing activities	(92,602)	(36,048)	(97,234)

Net change in cash and cash equivalents	25,436	9,357	4,833

Cash and cash equivalents at beginning of year	83,510	74,153	69,320

Cash and cash equivalents at end of year	$108,946	$83,510	$74,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2021				2020
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$75,860	$79,688	$85,364	$88,153	$92,131	$97,768	$103,688	$116,195
Interest expense	6,548	8,320	9,971	13,060	16,422	20,713	26,098	29,767
Net interest income	69,312	71,368	75,393	75,093	75,709	77,055	77,590	86,428
Non-interest income	21,409	73,635	22,011	26,193	23,327	19,963	17,381	5,636
Total revenue	90,721	145,003	97,404	101,286	99,036	97,018	94,971	92,064
Provision (benefit) for credit losses	(3,000)	(4,000)	—	6,500	10,000	1,200	29,871	34,807
Non-interest expense	69,407	69,460	68,872	78,154	71,796	72,843	624,275	71,325
Income/(loss) from continuing operations before income taxes	24,314	79,543	28,532	16,632	17,240	22,975	(559,175)	(14,068)
Income tax expense/(benefit)	4,066	15,794	6,896	3,601	(1,659)	(68)	(16,130)	(1,996)
Net income/(loss) from continuing operations	20,248	63,749	21,636	13,031	18,899	23,043	(543,045)	(12,072)
(Loss)/income from discontinued operations, net of tax	—	—	—	—	(3,890)	(1,818)	(6,336)	(7,798)
Net income/(loss)	$20,248	$63,749	$21,636	$13,031	$15,009	$21,225	$(549,381)	$(19,870)

Basic earnings/(loss) per share:
Continuing operations	$0.42	$1.32	$0.43	$0.26	$0.38	$0.46	$(10.80)	$(0.24)
Discontinued operations	—	—	—	—	(0.08)	(0.04)	(0.13)	(0.16)
Basic earnings/(loss) per common share	$0.42	$1.32	$0.43	$0.26	$0.30	$0.42	$(10.93)	$(0.40)

Diluted earnings/(loss) per share:
Continuing operations	$0.42	$1.31	$0.43	$0.26	$0.38	$0.46	$(10.80)	$(0.24)
Discontinued operations	—	—	—	—	(0.08)	(0.04)	(0.13)	(0.16)
Diluted earnings/(loss) per share	$0.42	$1.31	$0.43	$0.26	$0.30	$0.42	$(10.93)	$(0.40)

Weighted average common shares outstanding:
Basic	47,958	48,395	50,321	50,330	50,308	50,329	50,246	50,204
Diluted	48,340	48,744	50,608	50,565	50,355	50,329	50,246	50,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24.    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three years ended 2021, 2020, and 2019, respectively:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net interest income	$291,166	$316,782	$365,258
Provision (benefit) for credit losses	(500)	75,878	35,419
Net interest income after provision for credit losses	291,666	240,904	329,839
Total non-interest income	143,248	66,307	84,002
Total non-interest expense	285,893	840,239	289,857
Income/(loss) from continuing operations before income taxes	149,021	(533,028)	123,984
Income tax expense/(benefit)	30,357	(19,853)	22,463
Net income/(loss) from continuing operations	118,664	(513,175)	101,521
(Loss) from discontinued operations before income taxes	—	(26,855)	(5,539)
Income tax (benefit)	—	(7,013)	(1,468)
Net (loss) from discontinued operations	—	(19,842)	(4,071)
Net income/(loss)	$118,664	$(533,017)	$97,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25.    REVENUE

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2021, 2020, and 2019, respectively.

	Years Ended December 31,
(In thousands)	2021	2020	2019
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$20,249	$19,239	$23,122
Insurance commissions and fees	7,003	10,770	10,957
Wealth management fees	10,530	9,285	9,353
Interchange income	8,321	7,559	6,266
Non-interest income (in-scope of Topic 606)	$46,103	$46,853	$49,698
Non-interest income (out-of-scope of Topic 606)	97,145	19,454	34,304
Total non-interest income from continuing operations	$143,248	$66,307	$84,002

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