Form 10-Q
period 2022-03-31
BERKSHIRE HILLS BANCORP INC
filed 2022-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 5, 2022, the Registrant had 47,323,374 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(In thousands, except share data)
Assets
Cash and due from banks	$151,814	$109,350
Short-term investments	1,455,437	1,518,457
Total cash and cash equivalents	1,607,251	1,627,807

Trading security, at fair value	7,798	8,354
Marketable equity securities, at fair value	14,719	15,453
Securities available for sale, at fair value	2,032,575	1,877,585
Securities held to maturity (fair values of $580,538 and $647,236)	612,174	636,503
Federal Home Loan Bank stock and other restricted securities	10,829	10,800
Total securities	2,678,095	2,548,695
Less: Allowance for credit losses on held to maturity securities	(99)	(105)
Net securities	2,677,996	2,548,590

Loans held for sale	300	6,110

Total loans	7,267,323	6,825,847
Less: Allowance for credit losses on loans	(99,475)	(106,094)
Net loans	7,167,848	6,719,753

Premises and equipment, net	92,971	94,383
Other intangible assets	28,332	29,619
Cash surrender value of bank-owned life insurance policies	236,593	235,690
Other assets	281,729	288,384
Assets held for sale	3,988	4,577
Total assets	$12,097,008	$11,554,913

Liabilities
Demand deposits	$3,020,568	$3,008,461
NOW and other deposits	2,546,799	976,401
Money market deposits	2,469,042	3,293,526
Savings deposits	1,133,877	1,111,625
Time deposits	1,528,922	1,678,940
Total deposits	10,699,208	10,068,953
Long-term Federal Home Loan Bank advances and other	14,563	13,331
Subordinated borrowings	97,569	97,513
Total borrowings	112,132	110,844
Other liabilities	191,807	192,681
Total liabilities	$11,003,147	$10,372,478
(continued)
	March 31, 2022	December 31, 2021

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 47,791,829 shares outstanding in 2022; 51,903,190 shares issued and 48,667,110 shares outstanding in 2021)	528	528
Additional paid-in capital - common stock	1,423,679	1,423,445
Unearned compensation	(10,284)	(9,056)
Retained (deficit)	(125,343)	(139,383)
Accumulated other comprehensive (loss)	(78,237)	(3,243)
Treasury stock, at cost (4,111,361 shares in 2022 and 3,236,080 shares in 2021)	(116,482)	(89,856)
Total shareholders’ equity	1,093,861	1,182,435
Total liabilities and shareholders’ equity	$12,097,008	$11,554,913
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Interest and dividend income
Loans	$62,474	$75,933
Securities and other	12,349	12,220
Total interest and dividend income	74,823	88,153
Interest expense
Deposits	4,174	9,583
Borrowings	1,586	3,477
Total interest expense	5,760	13,060
Net interest income	69,063	75,093
Non-interest income
Deposit related fees	7,351	7,126
Loan fees and revenue	8,265	10,246
Insurance commissions and fees	—	3,130
Wealth management fees	2,625	2,772
Mortgage banking originations	19	802
Total fee income	18,260	24,076
Other, net	3,166	2,148
(Loss) on securities, net	(745)	(31)
Total non-interest income	20,681	26,193
Total net revenue	89,744	101,286
(Benefit)/provision for credit losses	(4,000)	6,500
Non-interest expense
Compensation and benefits	37,521	38,735
Occupancy and equipment	10,067	11,024
Technology and communications	8,527	8,593
Marketing and promotion	1,111	595
Professional services	2,692	6,614
FDIC premiums and assessments	987	1,120
Other real estate owned and foreclosures	—	2
Amortization of intangible assets	1,286	1,319
Acquisition, restructuring, and other expenses	18	3,486
Other	6,341	6,666
Total non-interest expense	68,550	78,154

Income before income taxes	$25,194	$16,632
Income tax expense	4,998	3,601
Net income	$20,196	$13,031

Basic earnings per common share	$0.42	$0.26
Diluted earnings per common share	$0.42	$0.26

Weighted average shares outstanding:
Basic	47,668	50,330
Diluted	48,067	50,565
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$20,196	$13,031
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	(101,373)	(27,013)
Income taxes related to other comprehensive income:
Changes in unrealized (loss) on debt securities available-for-sale	26,379	6,863
Total other comprehensive (loss)	(74,994)	(20,150)
Total comprehensive (loss)	$(54,798)	$(7,119)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2020	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive (loss):
Net income	—	—	—	—	13,031	—	—	13,031
Other comprehensive (loss)	—	—	—	—	—	(20,150)	—	(20,150)
Total comprehensive (loss)	—	—	—	—	13,031	(20,150)	—	(7,119)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(6,124)	—	—	(6,124)
Forfeited shares	(52)	—	(234)	1,333	—	—	(1,099)	—
Exercise of stock options	5	—	—	—	(79)	—	148	69
Restricted stock grants	210	—	(2,660)	(3,485)	—	—	6,145	—
Stock-based compensation	—	—	—	675	—	—	—	675
Other, net	(8)	—	4	—	—	—	(139)	(135)
Balance at March 31, 2021	50,988	$528	$1,424,349	$(7,722)	$(226,516)	$10,721	$(26,221)	$1,175,139

Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	20,196	—	—	20,196
Other comprehensive (loss)	—	—	—	—	—	(74,994)	—	(74,994)
Total comprehensive (loss)	—	—	—	—	20,196	(74,994)	—	(54,798)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(6,152)	—	—	(6,152)
Treasury shares repurchased	(972)	—	—	—	—	—	(29,254)	(29,254)
Forfeited shares	(36)	—	70	983	—	—	(1,053)	—
Exercise of stock options	1	—	—	—	(4)	—	29	25
Restricted stock grants	139	—	161	(4,016)	—	—	3,855	—
Stock-based compensation	—	—	—	1,805	—	—	—	1,805
Other, net	(7)	—	3	—	—	—	(203)	(200)
Balance at March 31, 2022	47,792	$528	$1,423,679	$(10,284)	$(125,343)	$(78,237)	$(116,482)	$1,093,861

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$20,196	$13,031
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for credit losses	(4,000)	6,500
Net amortization of securities	668	389
Change in unamortized net loan costs and premiums	560	(2,755)
Premises and equipment depreciation and amortization expense	2,479	2,839
Stock-based compensation expense	1,805	675
Accretion of purchase accounting entries, net	(677)	(1,305)
Amortization of other intangibles	1,286	1,319
Income from cash surrender value of bank-owned life insurance policies	(1,332)	(1,348)
Securities losses, net	745	31
Net change in loans held-for-sale	5,204	3,938
Loss on disposition of assets	—	2,811
Amortization of interest in tax-advantaged projects	357	33
Net change in other	(10,595)	(2,584)
Net cash provided by operating activities	16,696	23,574

Cash flows from investing activities:
Net decrease in trading security	202	192
Proceeds from sales of marketable equity securities	—	2,849
Purchases of securities available for sale	(386,636)	(103,877)
Proceeds from maturities, calls, and prepayments of securities available for sale	130,118	166,998
Purchases of securities held to maturity	—	(155,417)
Proceeds from maturities, calls, and prepayments of securities held to maturity	23,853	9,377
Net change in loans	(443,357)	412,255
Net change in Mid-Atlantic region loans held for sale	—	16,830
Proceeds from surrender of bank-owned life insurance	429	—
Purchase of Federal Home Loan Bank stock	(116)	—
Proceeds from redemption of Federal Home Loan Bank stock	87	6,193
Purchase of premises and equipment, net	—	(2,297)
Net cash (used)/provided by investing activities	(675,420)	353,103
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase in deposits	630,255	28,562
Net change in Mid-Atlantic region deposits held for sale	—	29,245
Proceeds from Federal Home Loan Bank advances and other borrowings	1,275	—
Repayments of Federal Home Loan Bank advances and other borrowings	(46)	(123,022)
Purchase of treasury stock	(29,254)	—
Exercise of stock options	25	69
Common stock cash dividends paid	(6,152)	(6,124)
Settlement of derivative contracts with financial institution counterparties	42,065	36,326
Net cash provided/(used) by financing activities	638,168	(34,944)

Net change in cash and cash equivalents	(20,556)	341,733

Cash and cash equivalents at beginning of period	1,627,807	1,557,875

Cash and cash equivalents at end of period	$1,607,251	$1,899,608

Supplemental cash flow information:
Interest paid on deposits	$3,965	$10,149
Interest paid on borrowed funds	1,588	3,655
Income taxes (refunded) paid, net	2,694	(2,386)

Other non-cash changes:
Other net comprehensive income	$(74,994)	$(20,150)
Unsettled transactions related to security purchases	—	22,126
Reclass of seasoned loan portfolios to held-for-sale, net	—	9,500
Reclass of held-for-sale loans to held-for-investment, net	606	—
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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

Refer to Note 9 – Other Commitments, Contingencies, Off-Balance Sheet Activities, and Pandemic Impact for pandemic related risks and uncertainties.

Recently Adopted Accounting Principles
There were no new applicable material accounting pronouncements adopted by the Company since December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Application of Accounting Pronouncements
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.” The guidance expands the current last-of-layer method to allow multiple hedge layers of a single closed portfolio (renamed to portfolio layer method) and expands the portfolio layer method to include nonprepayable financial assets. The ASU specifies eligible hedging instruments in a single-layer hedge and provides additional guidance on accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. Further, hedge basis adjustments should be considered when determining credit losses for assets included in the closed portfolio. The amendments in this ASU are effective for fiscal years ending after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminates the troubled debt restructuring (“TDR”) accounting model that was adopted with Topic 326, “Financial Instruments – Credit Losses” and enhances disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU requires prospective disclosure of current-period gross write-offs by year of origination. The amendments in this ASU are effective for fiscal years ending after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted and the Company can elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $7.7 million and $7.9 million, and a fair value of $7.8 million and $8.4 million, at March 31, 2022 and December 31, 2021, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2022
Securities available for sale
U.S Treasuries	$290,656	$31	$(78)	$290,609
Municipal bonds and obligations	68,624	2,039	(440)	70,223	—
Agency collateralized mortgage obligations	740,928	68	(43,284)	697,712	—
Agency mortgage-backed securities	702,903	50	(48,567)	654,386	—
Agency commercial mortgage-backed securities	273,144	100	(14,920)	258,324	—
Corporate bonds	44,803	373	(678)	44,498	—
Other bonds and obligations	16,790	77	(44)	16,823	—
Total securities available for sale	2,137,848	2,738	(108,011)	2,032,575	—
Securities held to maturity
Municipal bonds and obligations	271,466	5,462	(11,963)	264,965	67
Agency collateralized mortgage obligations	143,170	618	(9,741)	134,047	—
Agency mortgage-backed securities	55,058	—	(5,353)	49,705	—
Agency commercial mortgage-backed securities	139,751	—	(10,611)	129,140	—
Tax advantaged economic development bonds	2,564	15	(63)	2,516	32
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	612,174	6,095	(37,731)	580,538	99
Marketable equity securities	15,690	109	(1,080)	14,719	—
Total	$2,765,712	$8,942	$(146,822)	$2,627,832	$99

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2021
Securities available for sale
U.S Treasuries	$59,972	$1	$—	$59,973	$—
Municipal bonds and obligations	71,822	5,355	—	77,177	—
Agency collateralized mortgage obligations	693,782	5,566	(11,012)	688,336	—
Agency mortgage-backed securities	711,154	2,347	(7,642)	705,859	—
Agency commercial mortgage-backed securities	282,958	2,996	(3,620)	282,334	—
Corporate bonds	44,824	950	(114)	45,660	—
Other bonds and obligations	17,301	953	(8)	18,246	—
Total securities available for sale	1,881,813	18,168	(22,396)	1,877,585	—
Securities held to maturity
Municipal bonds and obligations	281,515	16,151	(693)	296,973	70
Agency collateralized mortgage obligations	149,195	3,203	(3,513)	148,885	—
Agency mortgage-backed securities	57,327	95	(1,498)	55,924	—
Agency commercial mortgage-backed securities	145,573	266	(3,289)	142,550	—
Tax advantaged economic development bonds	2,728	26	(15)	2,739	35
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	636,503	19,741	(9,008)	647,236	105
Marketable equity securities	15,689	67	(303)	15,453	—
Total	$2,534,005	$37,979	$(31,707)	$2,540,274	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2022 and 2021:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
Provision for credit losses - reversal	(3)	(3)	(6)
Balance at March 31, 2022	$67	$32	$99

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision for credit losses	7	—	7
Balance at March 31, 2021	$71	$40	$111

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

As of March 31, 2022, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$292,101	$292,057	$1,717	$1,718
Over 1 year to 5 years	7,941	8,007	2,783	2,799
Over 5 years to 10 years	48,905	48,853	21,186	21,602
Over 10 years	71,926	73,236	248,509	241,527
Total bonds and obligations	420,873	422,153	274,195	267,646
Mortgage-backed securities	1,716,975	1,610,422	337,979	312,892
Total	$2,137,848	$2,032,575	$612,174	$580,538

During the three months ended March 31, 2022, purchases of AFS securities totaled $386.6 million. During the three months ended March 31, 2022, there were no sales of AFS securities. During the three months ended March 31, 2021, purchases of AFS securities totaled $103.9 million, and there were no sales of AFS securities. During the three months ended March 31, 2021, there were no gross gains or losses on AFS securities. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2022

Securities available for sale
U.S Treasuries	$78	$140,643	$—	$—	$78	$140,643
Municipal bonds and obligations	440	10,695	—	—	440	10,695
Agency collateralized mortgage obligations	38,150	637,494	5,134	38,740	43,284	676,234
Agency mortgage-backed securities	24,058	414,665	24,509	233,313	48,567	647,978
Agency commercial mortgage-backed securities	8,380	178,298	6,540	69,180	14,920	247,478
Corporate bonds	678	16,533	—	—	678	16,533
Other bonds and obligations	35	6,049	9	594	44	6,643
Total securities available for sale	$71,819	$1,404,377	$36,192	$341,827	$108,011	$1,746,204

Securities held to maturity
Municipal bonds and obligations	$10,422	$43,645	$1,541	$5,249	$11,963	$48,894
Agency collateralized mortgage obligations	5,863	48,246	3,878	32,979	9,741	81,225
Agency mortgage-backed securities	73	2,925	5,280	46,780	5,353	49,705
Agency commercial mortgage-backed securities	5,524	77,044	5,087	52,095	10,611	129,139
Tax advantaged economic development bonds	63	1,171	—	—	63	1,171
Total securities held to maturity	21,945	173,031	15,786	137,103	37,731	310,134

Total	$93,764	$1,577,408	$51,978	$478,930	$145,742	$2,056,338

December 31, 2021

Securities available for sale
Agency collateralized mortgage obligations	$9,626	$375,132	$1,386	$27,025	$11,012	$402,157
Agency mortgage-backed securities	3,179	222,887	4,463	175,941	7,642	398,828
Agency commercial mortgage-backed securities	1,609	103,354	2,011	48,619	3,620	151,973
Corporate bonds	114	11,115	—	—	114	11,115
Other bonds and obligations	—	—	8	694	8	694
Total securities available for sale	$14,528	$712,488	$7,868	$252,279	$22,396	$964,767

Securities held to maturity
Municipal bonds and obligations	$693	$36,981	$—	$—	$693	$36,981
Agency collateralized mortgage obligations	1,808	49,308	1,705	36,212	3,513	85,520
Agency mortgage-backed securities	839	26,656	659	26,025	1,498	52,681
Agency commercial mortgage-backed securities	1,255	80,406	2,034	51,654	3,289	132,060
Tax advantaged economic development bonds	15	1,255	—	—	15	1,255
Total securities held to maturity	4,610	194,606	4,398	113,891	9,008	308,497
Total	$19,138	$907,094	$12,266	$366,170	$31,404	$1,273,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2022, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2022:

AFS U.S Treasuries
At March 31, 2022, 6 of the 11 securities in the Company’s portfolio of U.S Treasuries were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS municipal bonds and obligations
At March 31, 2022, 7 of the 100 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2022, 224 of the 255 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 6.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2022, 90 of the 134 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 6.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2022, 6 of the 15 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. Aggregate unrealized losses represents 3.9% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At March 31, 2022, 4 of the 5 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 0.7% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At March 31, 2022, 41 of the 200 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 19.7% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2022, 7 of the 14 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.7% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2022, 16 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 8.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2022, 1 of the 3 securities in the Company’s portfolio of tax-advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 5.1% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	March 31, 2022	December 31, 2021
Construction	$310,778	$324,282
Commercial multifamily	640,922	515,817
Commercial real estate owner occupied	609,526	606,477
Commercial real estate non-owner occupied	2,207,124	2,156,929
Commercial and industrial	1,350,752	1,284,429
Residential real estate	1,665,304	1,489,248
Home equity	244,649	252,366
Consumer other	238,268	196,299
Total loans	$7,267,323	$6,825,847

Allowance for credit losses	99,475	106,094
Net loans	$7,167,848	$6,719,753

As of March 31, 2022 and December 31, 2021, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $15.6 million and $29.9 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three months ended March 31, 2022, there were no loans reclassified to held for sale. During the three months ended March 31, 2021, the Company reclassified $9.5 million of commercial loans to held for sale, reflecting its intent to sell these loans. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three months ended March 31, 2022 and March 31, 2021 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2022
Construction	$3,206	$—	$—	$(701)	$2,505
Commercial multifamily	6,120	—	—	(349)	5,771
Commercial real estate owner occupied	12,752	(130)	209	(1,333)	11,498
Commercial real estate non-owner occupied	32,106	(4,884)	1,266	(2,674)	25,814
Commercial and industrial	22,584	(653)	1,288	(270)	22,949
Residential real estate	22,406	(164)	388	(4,814)	17,816
Home equity	4,006	—	134	(837)	3,303
Consumer other	2,914	(216)	137	6,984	9,819
Total allowance for credit losses	$106,094	$(6,047)	$3,422	$(3,994)	$99,475

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2021
Construction	$5,111	$—	$—	$(714)	$4,397
Commercial multifamily	5,916	(124)	62	497	6,351
Commercial real estate owner occupied	12,380	(376)	12	2,241	14,257
Commercial real estate non-owner occupied	35,850	(6,658)	126	5,243	34,561
Commercial and industrial	25,013	(3,320)	644	3,734	26,071
Residential real estate	28,491	(377)	437	(2,751)	25,800
Home equity	6,482	(77)	24	(680)	5,749
Consumer other	8,059	(528)	160	(1,077)	6,614
Total allowance for credit losses	$127,302	$(11,460)	$1,465	$6,493	$123,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2022 and March 31, 2021 was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$7,043	$7,629
Expense for credit losses	—	200
Balance at end of period	$7,043	$7,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2022
Construction
Risk rating
Pass	$23,309	$101,236	$28,394	$90,605	$33,505	$4,932	$49	$—	$282,030
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	28,748	—	—	—	28,748
Total	$23,309	$101,236	$28,394	$90,605	$62,253	$4,932	$49	$—	$310,778

Commercial multifamily:
Risk rating
Pass	$125,302	$63,610	$28,023	$119,128	$69,248	$225,003	$769	$—	$631,083
Special Mention	—	—	2,682	—	5,578	—	—	—	8,260
Substandard	—	—	—	—	—	1,445	134	—	1,579
Total	$125,302	$63,610	$30,705	$119,128	$74,826	$226,448	$903	$—	$640,922

Commercial real estate owner occupied:
Risk rating
Pass	$26,695	$147,396	$49,844	$85,077	$87,214	$195,950	$3,344	$—	$595,520
Special Mention	—	—	396	1,609	262	1,395	—	—	3,662
Substandard	—	—	116	856	1,576	7,796	—	—	10,344
Total	$26,695	$147,396	$50,356	$87,542	$89,052	$205,141	$3,344	$—	$609,526

Commercial real estate non-owner occupied:
Risk rating
Pass	$228,720	$425,619	$169,251	$260,590	$333,773	$667,716	$18,161	$—	$2,103,830
Special Mention	—	—	—	11,119	13,737	29,310	—	—	54,166
Substandard	—	—	7,504	—	3,066	38,459	99	—	49,128
Total	$228,720	$425,619	$176,755	$271,709	$350,576	$735,485	$18,260	$—	$2,207,124

Commercial and industrial:
Risk rating
Pass	$76,088	$182,930	$110,615	$93,214	$132,957	$167,828	$519,051	$—	$1,282,683
Special Mention	—	—	1,296	9,857	3,157	1,244	19,264	—	34,818
Substandard	—	465	2,416	8,128	2,781	4,285	14,949	—	33,024
Doubtful	—	—	—	—	—	14	213	—	227
Total	$76,088	$183,395	$114,327	$111,199	$138,895	$173,371	$553,477	$—	$1,350,752

Residential real estate
Risk rating
Pass	$225,079	$259,363	$107,629	$81,674	$153,406	$820,956	$291	$—	$1,648,398
Special Mention	—	—	328	—	—	499	—	—	827
Substandard	—	854	13	425	2,031	12,756	—	—	16,079
Total	$225,079	$260,217	$107,970	$82,099	$155,437	$834,211	$291	$—	$1,665,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction
Risk rating
Pass	$71,784	$52,725	$117,784	$66,950	$3,839	$1,721	$50	$—	$314,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$71,784	$52,725	$117,784	$76,379	$3,839	$1,721	$50	$—	$324,282

Commercial multifamily:
Risk rating
Pass	$63,630	$28,172	$98,455	$59,720	$76,699	$176,020	$457	$—	$503,153
Special Mention	—	2,700	—	5,598	—	—	—	—	8,298
Substandard	—	—	—	—	—	4,230	136	—	4,366
Total	$63,630	$30,872	$98,455	$65,318	$76,699	$180,250	$593	$—	$515,817

Commercial real estate owner occupied:
Risk rating
Pass	$154,434	$50,236	$85,687	$91,316	$45,995	$157,346	$3,206	$—	$588,220
Special Mention	—	525	869	1,668	1,405	1,157	—	—	5,624
Substandard	—	—	2,113	1,593	838	8,089	—	—	12,633
Total	$154,434	$50,761	$88,669	$94,577	$48,238	$166,592	$3,206	$—	$606,477

Commercial real estate non-owner occupied:
Risk rating
Pass	$426,086	$176,172	$296,985	$349,947	$204,043	$585,044	$19,511	$—	$2,057,788
Special Mention	—	221	3,472	7,632	2,302	27,268	—	—	40,895
Substandard	—	7,588	—	2,784	33,472	14,303	99	—	58,246
Total	$426,086	$183,981	$300,457	$360,363	$239,817	$626,615	$19,610	$—	$2,156,929

Commercial and industrial:
Risk rating
Pass	$187,257	$130,520	$114,153	$156,443	$54,190	$136,837	$424,393	$—	$1,203,793
Special Mention	661	1,691	10,824	5,092	1,433	488	22,468	—	42,657
Substandard	211	2,494	9,609	3,145	2,020	2,330	17,935	—	37,744
Doubtful	—	—	—	—	—	15	220	—	235
Total	$188,129	$134,705	$134,586	$164,680	$57,643	$139,670	$465,016	$—	$1,284,429

Residential real estate
Risk rating
Pass	$214,306	$114,536	$86,997	$169,537	$189,980	$697,401	$293	$—	$1,473,050
Special Mention	—	—	—	120	502	1,557	—	—	2,179
Substandard	1,239	—	142	1,849	2,161	8,628	—	—	14,019
Total	$215,545	$114,536	$87,139	$171,506	$192,643	$707,586	$293	$—	$1,489,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2022
Home equity:
Payment performance
Performing	$—	$122	$464	$—	$—	$22	$242,052	$—	$242,660
Nonperforming	—	—	—	—	—	—	1,989	—	1,989
Total	$—	$122	$464	$—	$—	$22	$244,041	$—	$244,649

Consumer other:
Payment performance
Performing	$68,740	$35,602	$10,303	$18,878	$48,084	$47,445	$6,902	$—	$235,954
Nonperforming	—	92	39	263	733	1,167	20	—	2,314
Total	$68,740	$35,694	$10,342	$19,141	$48,817	$48,612	$6,922	$—	$238,268

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Home equity:
Payment performance
Performing	$125	$469	$—	$—	$—	$24	$249,590	$—	$250,208
Nonperforming	—	—	—	—	—	—	2,158	—	2,158
Total	$125	$469	$—	$—	$—	$24	$251,748	$—	$252,366

Consumer other:
Payment performance
Performing	$37,994	$11,189	$21,548	$55,577	$30,632	$28,797	$7,505	$—	$193,242
Nonperforming	8	46	290	797	746	1,139	31	—	3,057
Total	$38,002	$11,235	$21,838	$56,374	$31,378	$29,936	$7,536	$—	$196,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at March 31, 2022 and December 31, 2021:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2022
Construction	$—	$—	$—	$—	$310,778	$310,778
Commercial multifamily	—	—	182	182	640,740	640,922
Commercial real estate owner occupied	225	—	4,263	4,488	605,038	609,526
Commercial real estate non-owner occupied	2,342	26	4,923	7,291	2,199,833	2,207,124
Commercial and industrial	3,979	476	7,450	11,905	1,338,847	1,350,752
Residential real estate	3,821	828	15,263	19,912	1,645,392	1,665,304
Home equity	188	70	1,989	2,247	242,402	244,649
Consumer other	1,366	198	2,224	3,788	234,480	238,268
Total	$11,921	$1,598	$36,294	$49,813	$7,217,510	$7,267,323

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2021
Construction	$—	$—	$—	$—	$324,282	$324,282
Commercial multifamily	82	306	187	575	515,242	515,817
Commercial real estate owner occupied	—	400	4,221	4,621	601,856	606,477
Commercial real estate non-owner occupied	25,420	653	9,049	35,122	2,121,807	2,156,929
Commercial and industrial	2,700	709	6,836	10,245	1,274,184	1,284,429
Residential real estate	5,529	2,015	13,264	20,808	1,468,440	1,489,248
Home equity	258	108	2,158	2,524	249,842	252,366
Consumer other	1,363	320	2,882	4,565	191,734	196,299
Total	$35,352	$4,511	$38,597	$78,460	$6,747,387	$6,825,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2022 and December 31, 2021:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended March 31, 2022
Construction	$—	$—	$—	$—
Commercial multifamily	182	182	—	—
Commercial real estate owner occupied	3,726	2,477	537	—
Commercial real estate non-owner occupied	4,751	94	172	—
Commercial and industrial	5,619	746	1,831	—
Residential real estate	11,678	6,946	3,585	—
Home equity	1,719	132	270	—
Consumer other	2,006	4	218	—
Total	$29,681	$10,581	$6,613	$—
The commercial and industrial loans nonaccrual amortized cost as of March 31, 2022 included medallion loans with a fair value of $1.2 million and a contractual balance of $23.1 million.

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended December 31, 2021
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

The following table summarizes information about total loans rated Special Mention or lower at March 31, 2022 and December 31, 2021. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	March 31, 2022	December 31, 2021
Non-Accrual	$29,681	$35,326
Substandard Accruing	113,755	106,560
Total Classified	143,436	141,886
Special Mention	101,992	100,071
Total Criticized	$245,428	$241,957

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2022
Construction	$9,429	$—	$—
Commercial multifamily	184	—	—
Commercial real estate owner occupied	3,628	—	—
Commercial real estate non-owner occupied	5,481	—	—
Commercial and industrial	623	—	1,040
Residential real estate	6,563	—	—
Home equity	253	—	—
Consumer other	6	—	—
Total loans	$26,167	$—	$1,040

December 31, 2021
Construction	$9,429	$—	$—
Commercial multifamily	188	—	—
Commercial real estate owner occupied	4,466	—	—
Commercial real estate non-owner occupied	9,501	—	—
Commercial and industrial	526	—	1,040
Residential real estate	7,035	—	—
Home equity	262	—	—
Consumer other	2	—	—
Total loans	$31,409	$—	$1,040

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

The following table presents activity in TDRs for the three months ended March 31, 2022 and March 31, 2021:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended March 31, 2022
Construction	$9,429	$—	$—	$—	$—	$9,429
Commercial multifamily	703	(9)	—	—	—	694
Commercial real estate owner occupied	2,733	(9)	—	—	—	2,724
Commercial real estate non-owner occupied	9,310	—	—	(8,312)	—	998
Commercial and industrial	3,656	(51)	—	(13)	—	3,592
Residential real estate	1,117	(8)	—	—	—	1,109
Home equity	121	(2)	—	—	50	169
Consumer other	33	(1)	—	—	—	32
Total	$27,102	$(80)	$—	$(8,325)	$50	$18,747

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended March 31, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(13)	—	—	—	741
Commercial real estate owner occupied	1,731	(6)	—	—	—	1,725
Commercial real estate non-owner occupied	13,684	(14)	—	511	544	14,725
Commercial and industrial	2,686	(199)	—	—	146	2,633
Residential real estate	1,524	(31)	—	—	—	1,493
Home equity	133	(3)	—	—	—	130
Consumer other	36	(2)	—	—	—	34
Total	$20,548	$(268)	$—	$511	$690	$21,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the three months ended March 31, 2022 and 2021:

(dollars in thousands)	Total
Three months ended March 31, 2022
TDR:
Number of loans	1
Pre-modification outstanding recorded investment	$50
Post-modification outstanding recorded investment	$50

Three months ended March 31, 2021
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	$690
Post-modification outstanding recorded investment	$690

The following table presents loans by portfolio segment modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2022:

(in thousands)	Number of Loans	Recorded Investment
Three months ended March 31, 2022
Commercial and industrial	1	$105
Total	1	$105

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 9 - Other Commitments, Contingencies, and Off-Balance Sheet Activities, and Pandemic Impact for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Time less than $100,000	$543,728	$676,979
Time $100,000 through $250,000	623,928	610,174
Time more than $250,000	361,266	391,787
Total time deposits	$1,528,922	$1,678,940

Included in total deposits are brokered deposits of $164.8 million and $228.1 million at March 31, 2022 and December 31, 2021, respectively. Included in total deposits are reciprocal deposits of $79.9 million and $89.2 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 6.               BORROWED FUNDS

Borrowed funds at March 31, 2022 and December 31, 2021 are summarized, as follows:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$—	—%	$—	—%
Total short-term borrowings:	—	—	—	—
Long-term borrowings:
Advances from the FHLB and other borrowings	14,563	1.60	13,331	1.75
Subordinated borrowings	74,633	7.00	74,590	7.00
Junior subordinated borrowing - Trust I	15,464	2.33	15,464	2.01
Junior subordinated borrowing - Trust II	7,472	2.53	7,459	1.90
Total long-term borrowings:	112,132	5.36	110,844	5.33
Total	$112,132	5.36%	$110,844	5.33%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2022 and December 31, 2021. The Bank's available borrowing capacity with the FHLB was $1.3 billion and $1.5 billion for the periods ended March 31, 2022 and December 31, 2021.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended March 31, 2022 and December 31, 2021. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of March 31, 2022 and December 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $553.2 million and $511.0 million for the periods ended March 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at March 31, 2022 included callable advances totaling $10.0 million and amortizing advances totaling $4.6 million. The advances outstanding at December 31, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $3.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2022 is as follows:

	March 31, 2022
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2022	$3,999	2.04%
2023	—	—
2024	35	—
2025	5,971	1.99
2025 and beyond	4,558	0.72
Total FHLB advances	$14,563	1.60%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2022 and December 31, 2021, respectively.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $61 thousand and $92 thousand for unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 2.33% and 2.01% at March 31, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 2.53% and 1.90% at March 31, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2022, the Company held derivatives with a total notional amount of $3.7 billion. The Company had economic hedges totaling $3.7 billion and $1.2 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $0.3 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2022.

The Company pledged collateral to derivative counterparties in the form of cash totaling $38.6 million and securities with an amortized cost of $45.4 million and a fair value of $45.3 million as of March 31, 2022. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at March 31, 2022, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,677	7.7	0.60%	5.09%	$(726)
Interest rate swaps on loans with commercial loan customers	1,688,052	6.0	3.97%	2.01%	(2,540)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,688,052	6.0	2.01%	3.97%	6,179
Risk participation agreements with dealer banks	329,679	5.5			324
Forward sale commitments	307	0.2			7
Total economic hedges	3,713,767				3,244

Non-hedging derivatives:
Commitments to lend	1,184	0.2			18
Total non-hedging derivatives	1,184				18

Total	$3,714,951				$3,262
(1) Fair value estimates include the impact of $3.4 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,879	7.9	0.47%	5.09%	$(1,158)
Interest rate swaps on loans with commercial loan customers	1,684,238	5.8	3.99%	1.91%	74,348
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,684,238	5.8	1.91%	3.99%	(30,454)
Risk participation agreements with dealer banks	320,981	5.8			432
Forward sale commitments	6,377	0.2			134
Total economic hedges	3,703,713				43,302

Non-hedging derivatives:
Commitments to lend	8,192	0.2			124
Total non-hedging derivatives	8,192				124

Total	$3,711,905				$43,426
(1) Fair value estimates include the impact of $45.7 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of March 31, 2022, the Company has an interest rate swap with a $7.7 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of March 31, 2022. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$432	$346

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(78,698)	(60,302)
Favorable change in credit valuation adjustment recognized in other non-interest income	867	2,502

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	78,698	60,302

Risk participation agreements:
Unrealized (loss) recognized in other non-interest income	(108)	(329)

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(127)	6
Realized gain/(loss) in other non-interest income	—	(6)

Non-hedging derivatives
Commitments to lend
Unrealized (loss) recognized in other non-interest income	$(106)	$(550)
Realized gain in other non-interest income	252	1,352

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

The Company had net asset positions with its financial institution counterparties totaling $26.7 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company had net asset positions with its commercial banking counterparties totaling $22.7 million and $76.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company had net liability positions with its financial institution counterparties totaling $20.3 million and $33.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company had net liability positions with its commercial banking counterparties totaling $25.3 million as of March 31, 2022. The Company had $2.5 million net liability positions with its commercial banking counterparties as of December 31, 2021. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2022 and December 31, 2021:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$26,748	$(49)	$26,699	$—	$—	$26,699
Commercial counterparties	22,748	—	22,748	—	—	22,748
Total	$49,496	$(49)	$49,447	$—	$—	$49,447

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(24,005)	$3,712	$(20,293)	$45,288	$38,609	$63,604
Commercial counterparties	(25,288)	—	(25,288)	—	—	(25,288)
Total	$(49,293)	$3,712	$(45,581)	$45,288	$38,609	$38,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$2,223	$(75)	$2,148	$—	$—	$2,148
Commercial counterparties	76,809	—	76,809	—	—	76,809
Total	$79,032	$(75)	$78,957	$—	$—	$78,957

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(78,146)	$44,814	$(33,332)	$34,896	$43,694	$45,258
Commercial counterparties	(2,461)	—	(2,461)	—	—	(2,461)
Total	$(80,607)	$44,814	$(35,793)	$34,896	$43,694	$42,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2022, lease expiration dates ranged from 1 month to 18 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$53,641	$52,180
Finance lease right-of-use assets	Premises and equipment, net	6,543	6,674
Total Lease Right-of-Use Assets		$60,184	$58,854

Lease Liabilities
Operating lease liabilities	Other liabilities	$57,085	$55,674
Finance lease liabilities	Other liabilities	9,725	9,862
Total Lease Liabilities		$66,810	$65,536

Supplemental information related to leases was as follows:

	March 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.5	9.5
Finance leases	12.6	12.8

Weighted-Average Discount Rate
Operating leases	2.59%	2.77%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2022 was $2.6 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended March 31, 2021 was $2.8 million.Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,614	$3,330
Operating cash flows from finance leases	120	127
Financing cash flows from finance leases	138	131

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2022:

(In thousands)	Operating Leases	Finance Leases
2022	$7,499	$772
2023	9,192	1,037
2024	7,993	1,037
2025	6,215	1,037
2026	4,992	1,037
Thereafter	28,683	8,187
Total undiscounted lease payments	64,574	13,107
Less amounts representing interest	(7,489)	(3,382)
Lease liability	$57,085	$9,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER COMMITMENTS, CONTINGENCIES, OFF-BALANCE SHEET ACTIVITIES, AND PANDEMIC IMPACT

In March 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a global pandemic and the United States declared a National Public Health Emergency. The impact of the COVID-19 pandemic is fluid and continues to evolve, which is adversely affecting some of the Company’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the continuing impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets, and our clients, employees, and vendors.

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

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of March 31, 2022, the Company had 7 active modified loans outstanding with a carrying value of $13.5 million. As of December 31, 2021, the Company had 19 active modified loans outstanding with a carrying value of $14.4 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2022	December 31, 2021	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	16.0%	17.3%	8.0%
Common equity tier 1 capital to risk-weighted assets	13.9	15.0	4.5
Tier 1 capital to risk-weighted assets	14.2	15.3	6.0
Tier 1 capital to average assets	10.3	10.5	4.0

	March 31, 2022	December 31, 2021	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	14.5%	15.9%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	13.5	14.8	4.5	6.5
Tier 1 capital to risk-weighted assets	13.5	14.8	6.0	8.0
Tier 1 capital to average assets	9.8	10.1	4.0	5.0

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

At March 31, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2022 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Other accumulated comprehensive income, before tax:
Net unrealized holding loss on AFS securities	$(103,179)	$(1,806)
Net unrealized holding (loss) on pension plans	(2,518)	(2,518)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	26,786	407
Net unrealized tax benefit on pension plans	674	674
Accumulated other comprehensive loss	$(78,237)	$(3,243)

The following table presents the components of other comprehensive (loss) for the three months ended March 31, 2022 and 2021:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(101,373)	$26,379	$(74,994)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(101,373)	26,379	(74,994)
Other comprehensive (loss)	$(101,373)	$26,379	$(74,994)

Three Months Ended March 31, 2021
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(27,013)	$6,863	$(20,150)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(27,013)	6,863	(20,150)
Other comprehensive (loss)	$(27,013)	$6,863	$(20,150)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three months ended March 31, 2022 and 2021:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2022
Balance at Beginning of Period	$(1,398)	$(1,845)	$(3,243)
Other comprehensive loss before reclassifications	(74,994)	—	(74,994)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—
Total other comprehensive (loss)	(74,994)	—	(74,994)
Balance at End of Period	$(76,392)	$(1,845)	$(78,237)

Three Months Ended March 31, 2021
Balance at Beginning of Period	$33,458	$(2,587)	$30,871
Other comprehensive loss before reclassifications	(20,150)	—	(20,150)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—
Total other comprehensive (loss)	(20,150)	—	(20,150)
Balance at End of Period	$13,308	$(2,587)	$10,721

There were no amounts reclassified out of each component of accumulated other comprehensive (loss) for the three months ended March 31, 2022, and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net income	$20,196	$13,031

Average number of common shares issued	51,903	51,903
Less: average number of treasury shares	3,494	948
Less: average number of unvested stock award shares	741	625
Average number of basic shares outstanding	47,668	50,330
Plus: dilutive effect of unvested stock award shares	392	235
Plus: dilutive effect of stock options outstanding	7	—
Average number of diluted shares outstanding	48,067	50,565

Basic earnings per common share:	$0.42	$0.26
Diluted earnings per common share:	$0.42	$0.26

For the three months ended March 31, 2022, 366 thousand shares of unvested restricted stock and 71 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2021, 390 thousand shares of unvested restricted stock and all options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2022 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2021	710	$20.16	80	$25.21
Granted	139	28.92	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	1	23.30
Stock awards vested	(63)	22.09	—	—
Forfeited	(36)	27.12	—	—
Expired	—	—	(3)	23.34
March 31, 2022	750	$21.73	78	$25.30

During the three months ended March 31, 2022, proceeds from stock option exercises totaled $25 thousand. During the three months ended March 31, 2021, proceeds from stock option exercises totaled $69 thousand. During the three months ended March 31, 2022 and March 31, 2021, there were 63 thousand and 44 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.8 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$7,798	$7,798
Securities available for sale:
U.S Treasuries	—	290,609	—	290,609
Municipal bonds and obligations	—	70,223	—	70,223
Agency collateralized mortgage obligations	—	697,712	—	697,712
Agency residential mortgage-backed securities	—	654,386	—	654,386
Agency commercial mortgage-backed securities	—	258,324	—	258,324
Corporate bonds	—	40,478	4,020	44,498
Other bonds and obligations	—	16,823	—	16,823
Marketable equity securities	14,064	655	—	14,719
Loans held for investment at fair value	—	—	1,197	1,197
Loans held for sale	—	300	—	300
Derivative assets	—	49,046	25	49,071
Capitalized servicing rights	—	—	1,786	1,786
Derivative liabilities	—	45,809	—	45,809

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,354	$8,354
Securities available for sale:
U.S Treasuries	—	59,973	—	59,973
Municipal bonds and obligations	—	77,177	—	77,177
Agency collateralized mortgage obligations	—	688,336	—	688,336
Agency residential mortgage-backed securities	—	705,859	—	705,859
Agency commercial mortgage-backed securities	—	282,334	—	282,334
Corporate bonds	—	41,630	4,030	45,660
Other bonds and obligations	—	18,246	—	18,246
Marketable equity securities	14,798	655	—	15,453
Loans held for investment at fair value	—	—	1,200	1,200
Loans held for sale	—	6,110	—	6,110
Derivative assets	—	79,270	258	79,528
Capitalized servicing rights	—	—	1,966	1,966
Derivative liabilities	—	35,194	—	35,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers between levels during the three months ended March 31, 2022.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2022.

			Aggregate Fair Value
March 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,197	$23,148	$(21,951)

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,200	$31,430	$(30,230)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$300	$291	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$6,110	$5,926	$184
The changes in fair value of loans held for sale for the three months ended March 31, 2022, were losses of $175 thousand. During the three ended March 31, 2022, originations of loans held for sale totaled $7.4 million and sales of loans originated for sale totaled $13.1 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(354)	—	209	70	(127)	(180)
Unrealized gain included in accumulated other comprehensive income	—	(10)	—	—	—	—
Unrealized gain/(loss), net recognized in discontinued operations	—	—	—	—	—	—
Paydown of asset	(202)	—	(212)	—	—	—
Transfers to held for sale loans	—	—	—	(176)	—	—
March 31, 2022	$7,798	$4,020	$1,197	$18	$7	$1,786

Unrealized gain relating to instruments still held at March 31, 2022	$121	$20	$—	$18	$7	$—

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturities, calls, and prepayments of AFS security	—	(15,000)	—	—	—	—
Unrealized (loss)/gain, net recognized in other non-interest income	(166)	—	414	818	6	(65)
Paydown of asset	(192)	—	(1,231)	—	—	—
Transfers to held for sale loans	—	—	—	(1,368)	—	—
Additions to servicing rights	—	—	—	—	—	—
March 31, 2021	$9,350	$—	$1,448	$185	$326	$2,968

Unrealized gains relating to instruments still held at March 31,2021	$887	$—	$—	$185	$326	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$7,798	Discounted Cash Flow	Discount Rate	4.32%
AFS Securities	4,020	Indication from Market Maker	Price	101.00%
Loans held for investment	1,197	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3 - $16.9
Commitments to lend	18	Historical Trend	Closing Ratio	80.00%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	7	Historical Trend	Closing Ratio	80.00%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,786	Discounted cash flow	Constant Prepayment Rate (CPR)	12.55%
			Discount Rate	9.01%
Total	$14,826

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$8,354	Discounted Cash Flow	Discount Rate	3.35%
AFS Securities	4,030	Indication from Market Maker	Price	101.00%
Loans held for investment	1,200	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3- $19.8
Commitments to lend	124	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	134	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,966	Discounted Cash Flow	Constant Prepayment Rate (CPR)	19.41%
			Discount Rate	9.50%
Total	$15,808

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

	March 31, 2022	December 31, 2021	Fair Value Measurement Date as of March 31, 2022
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$8,192	$12,482	March 2022
Capitalized servicing rights	13,579	14,056	March 2022
Total	$21,771	$26,538

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$8,192	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 102.24% ((45.07)%)
			Appraised Value	$0 to $4,319 ($2,497)
Capitalized servicing rights	13,579	Discounted Cash Flow	Constant Prepayment Rate (CPR)	6.16% to 13.64% (11.51%)
			Discount Rate	9.09% to 11.74% (10.83%)
Total	$21,771
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$12,482	Fair Value of Collateral	Discounted Cash Flow - loss severity	(35.96)% to 133.09% ((49.14)%)
			Appraised Value	$0 to $405 ($256)
Capitalized servicing rights	14,056	Discounted Cash Flow	Constant Prepayment Rate (CPR)	6.24% to 17.73% (13.29%)
			Discount Rate	9.59% to 13.11% (11.97%)
Total	$26,538
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2022 and December 31, 2021.

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

	March 31, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,607,251	$1,607,251	$1,607,251	$—	$—
Trading security	7,798	7,798	—	—	7,798
Marketable equity securities	14,719	14,719	14,064	655	—
Securities available for sale	2,032,575	2,032,575	—	2,028,555	4,020
Securities held to maturity	612,174	580,538	—	578,021	2,517
FHLB bank stock and restricted securities	10,829	N/A	N/A	N/A	N/A
Net loans	7,167,848	7,224,588	—	—	7,224,588
Loans held for sale	300	300	—	300	—
Accrued interest receivable	33,813	33,813	—	33,813	—
Derivative assets	49,071	49,071	—	49,046	25
Financial Liabilities
Total deposits	$10,699,208	$10,683,261	$—	$10,683,261	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances and other	14,563	13,487	—	13,487	—
Subordinated borrowings	97,569	94,267	—	94,267	—
Derivative liabilities	45,809	45,809	—	45,809	—

	December 31, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,627,807	$1,627,807	$1,627,807	$—	$—
Trading security	8,354	8,354	—	—	8,354
Marketable equity securities	15,453	15,453	14,798	655	—
Securities available for sale and other	1,877,585	1,877,585	—	1,873,555	4,030
Securities held to maturity	636,503	647,236	—	644,497	2,739
FHLB bank stock and restricted securities	10,800	N/A	N/A	N/A	N/A
Net loans	6,719,753	6,850,975	—	—	6,850,975
Loans held for sale	6,110	6,110	—	6,110	—
Accrued interest receivable	33,534	33,534	—	33,534	—
Derivative assets	79,528	79,528	—	79,270	258
Financial Liabilities
Total deposits	$10,068,953	$10,073,217	$—	$10,073,217	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	13,331	13,053	—	13,053	—
Subordinated borrowings	97,513	95,006	—	95,006	—
Derivative liabilities	35,194	35,194	—	35,194	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER BENEFIT/PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net interest income	$69,063	$75,093
(Benefit)/provision for credit losses	(4,000)	6,500
Net interest after provision for credit losses	$73,063	$68,593

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

	At or for the
	Three Months Ended March,31,
	2022	2021
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.42	$0.26
Adjusted earnings per common share, diluted (1)(2)	0.43	0.32
Net income, (thousands)	20,196	13,031
Adjusted net income, (thousands) (1)(2)	20,789	16,015
Total common shares outstanding, (thousands)	47,792	50,988
Average diluted shares, (thousands)	48,067	50,565
Total book value per common share	22.89	23.05
Tangible book value per common share (2)	22.30	22.39
Dividends per common share	0.12	0.12
Full-time equivalent staff, continuing operations	1,333	1,467

PERFORMANCE RATIOS (3)
Return on equity	6.79%	4.50%
Adjusted return on equity (1)(2)	6.99	5.53
Return on tangible common equity (1)(2)	7.29	4.98
Adjusted return on tangible common equity (1)(2)	7.49	6.04
Return on assets	0.70	0.42
Adjusted return on assets (1)(2)	0.72	0.51
Net interest margin, fully taxable equivalent (FTE) (4)(6)	2.61	2.62
Efficiency ratio (1)(2)	72.61	71.32

FINANCIAL DATA (in millions, end of period)
Total assets	$12,097	$12,757
Total earning assets	11,401	12,071
Total loans	7,267	7,659
Total deposits	10,699	10,244
Loans/deposits (%)	68%	75%

ASSET QUALITY (5)
Allowance for credit losses, (millions)	$99	$124
Net charge-offs, (millions)	(3)	(10)
Net charge-offs (QTD annualized)/average loans	0.15%	0.51%
Provision (benefit)/expense, (millions)	$(4)	$7
Non-accruing loans/total loans	0.41%	0.73%
Allowance for credit losses/non-accruing loans	335	222
Allowance for credit losses/total loans	1.37	1.62

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	13.9%	14.2%
Tier 1 capital leverage ratio	10.3	9.5
Tangible common shareholders' equity/tangible assets (2)	8.8	9.0

	At or for the
	Three Months Ended March 31,
	2022	2021
FOR THE PERIOD: (In thousands)
Net interest income	$69,063	$75,093
Non-interest income	20,681	26,193
Net revenue	89,744	101,286
(Benefit)/provision for credit losses	(4,000)	6,500
Non-interest expense	68,550	78,154
Net income	20,196	13,031
Adjusted income (1)(2)	20,789	16,015
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
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended March 31, 2022 and 2021 was 0.03% and 0.05%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March,31,
	2022		2021
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,651	3.35%	$3,630	3.27%
Commercial and industrial loans	1,373	4.14	1,865	4.62
Residential mortgages	1,436	3.56	1,740	3.71
Consumer loans	514	4.24	634	3.79
Total loans (1)	6,974	3.61	7,869	3.73
Investment securities (2)	2,649	1.95	2,195	2.36
Short-term investments & loans held for sale (3)	1,202	0.17	1,351	0.13
Mid-Atlantic region loans held for sale(4)	—	—	295	4.09
Total interest-earning assets	10,825	2.82	11,710	3.07
Intangible assets	29	X	34
Other non-interest earning assets	639		724
Total assets	$11,493		$12,468

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,456	0.04%	$1,325	0.15%
Money market	2,871	0.16	2,802	0.27
Savings	1,117	0.03	1,003	0.08
Time	1,624	0.71	2,266	1.12
Total interest-bearing deposits	7,068	0.24	7,396	0.48
Borrowings and notes (5)	122	5.21	511	2.78
Mid-Atlantic region interest-bearing deposits(4)	—	—	518	0.60
Total interest-bearing liabilities	7,190	0.32	8,425	0.63
Non-interest-bearing demand deposits	2,968		2,537
Other non-interest earning liabilities	146		347
Liabilities from discontinued operations	—		—
Total liabilities	10,304		11,309

Total common shareholders' equity	1,189		1,159
Total shareholders’ equity (2)	1,189		1,159
Total liabilities and stockholders’ equity	$11,493		$12,468

	Three Months Ended March 31,
	2022		2021
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		2.50%		2.44%
Net interest margin (6)		2.61		2.62
Cost of funds		0.23		0.48
Cost of deposits		0.17		0.36

Supplementary data
Total deposits (In millions)	$10,037		$9,932
Fully taxable equivalent income adj. (In thousands) (7)	1,524		1,494
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
(6)     Purchase accounting accretion totaled $0.7 and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
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

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Expense adjustments in the first quarter 2021 were primarily related to branch consolidations. Net losses on securities in the first quarter of 2022 were primarily due to unrealized equity securities losses due to changes in market conditions.

Management believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2022	2021
GAAP Net income/(loss)		$20,196	$13,031
Adj: Net losses on securities (1)		745	31
Adj: Restructuring and other expense		18	3,486
Adj: Income taxes		(170)	(533)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$20,789	$16,015

GAAP Total revenue		$89,744	$101,286
Adj: Losses on securities, net (1)		745	31
Adj: Net (gains) on sale of business operations and assets		—	—
Total operating revenue (non-GAAP) (2)	(B)	$90,489	$101,317

GAAP Total non-interest expense		$68,550	$78,154
Less: Total non-operating expense (see above)		(18)	(3,486)
Operating non-interest expense (non-GAAP) (2)	(C)	$68,532	$74,668

(In millions, except per share data)
Total average assets	(D)	$11,493	$12,468
Total average shareholders’ equity	(E)	1,189	1,159
Total average tangible shareholders’ equity (2)	(F)	1,160	1,125
Total average tangible common shareholders' equity (2)	(G)	1,160	1,125
Total tangible shareholders’ equity, period-end (2)(3)	(H)	1,066	1,142
Total tangible common shareholders' equity, period-end (2)(3)	(I)	1,066	1,142
Total tangible assets, period-end (2)(3)	(J)	12,069	12,724
Total common shares outstanding, period-end (thousands)	(K)	47,792	50,988
Average diluted shares outstanding (thousands)	(L)	48,067	50,565

Earnings per common share, diluted		$0.42	$0.26
Adjusted earnings per common share, diluted (2)	(A/L)	0.43	0.32
Book value per common share, period-end		22.89	23.05
Tangible book value per common share, period-end (2)	(I/K)	22.30	22.39
Total shareholders' equity/total assets		9.04	9.21
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.83	8.98

Performance ratios (4)
GAAP return on equity		6.79%	4.50%
Adjusted return on equity (2)	(A/E)	6.99	5.53
Return on tangible common equity (2)(5)		7.29	4.98
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	7.49	6.04
GAAP return on assets		0.70	0.42
Adjusted return on assets (2)	(A/D)	0.72	0.51
Efficiency ratio (2)	(C-O)/(B+M+P)	72.61	71.32
(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$596	$41
Non-interest income charge on tax-credit investments (7)	(N)	(357)	(33)
Net income on tax-credit investments	(M+N)	239	8

Intangible amortization	(O)	1,286	1,319
Fully taxable equivalent income adjustment	(P)	1,524	1,494

_________________________________________________________________________________________
(1)     Net securities losses/(gains) for the periods ending March 31, 2022 and 2021 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2022 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”). Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. The Bank seeks to transform what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being a leading socially responsible omni-channel community bank in New England and beyond. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $12.1 billion in assets and operates 105 branch offices in New England and New York.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our outlook for earnings, net interest margin, fees, expenses, tax rates, capital and liquidity levels and other matters regarding or affecting Berkshire and its future business or operations. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “outlook,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Such statements further include statements about expectations regarding inflation and interest rates, economic activity, the Russian invasion of Ukraine, market conditions, and stock repurchases.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the Risk Factors in Item 1A of this report.

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

SUMMARY

Berkshire recorded $20 million in first quarter net income in 2022, which was a 55 percent increase over results in the first quarter of 2021. Results in 2021 reflected higher credit loss provisioning due to the pandemic and restructuring charges. Results in 2022 included a provision benefit as pandemic related loss reserves are being released, as well as financial benefits from the restructuring actions in 2021.

First quarter financial highlights included:
•62% year-over-year increase in earnings per share, including the benefit of share repurchases
•6% increase in total loans quarter-over-quarter
•2.61% net interest margin, stable year-over-year
◦0.11% reduction in PPP loan contribution offset by reduction in cost of funds
•$4 million benefit to the credit loss provision due to a release of the credit loss allowance
•0.41% non-accruing loans/loans – fifth sequential quarterly improvement
•6% reduction in period-end shares outstanding year-over-year reflecting stock buybacks

Strong growth in loan balances benefited from higher loan originations from existing and new bankers, and new bankers, and from new partnership channels developed in the second half of 2021. Credit metrics remained strong and improving, and earnings benefited from a release of the credit loss allowance, which continues to provide comparatively strong coverage of the loan portfolio. The Company’s balance sheet positioning includes:

•Strong levels of liquidity available to support planned loan growth. Cash and equivalents totaled 11% of average total assets in the most recent quarter
•Positive asset sensitivity to rising interest rates, with a 4% modeled benefit to net interest income compared to a static scenario in the event of a 100 basis point upward shock to net interest income
•Higher cost funds targeted to further reset down in 2022, including maturing time deposits and callable subordinated debt
•Stock repurchase plan approved for $140 million
•Relatively strong regulatory capital metrics, with a 13.9% period-end common equity tier 1 capital ratio

In accordance with its BEST plan, Berkshire continued recruiting front line bankers and developing technology initiatives in the first quarter. The Company continues to promote employees from within the organization and bring on board knowledgeable bankers to deepen long-term relationships with its customers. Berkshire Bank recently announced an expanded partnership with fintech Narmi to create a best-in-class digital banking experience for consumers and small businesses, which is targeted for implementation in 2023. During the quarter, the Company announced the appointment of Dr. Mihir Desai to its board of directors. Dr. Desai is a Professor of Finance at Harvard Business School and Professor of Law at Harvard Law School. For more information about the BEST plan, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s most recent report on Form 10-K.

During the most recent quarter, the Federal Reserve Bank increased the target Federal Funds rate by 25 basis points, which was the first increase since it was dropped to near zero approximately two years ago at the start of the pandemic. Inflation has reached a forty-year high, and labor and supply chain challenges have been heightened by the global impacts of the Russian invasion of Ukraine. During the quarter, the three-month treasury interest rate increased by 0.46% to 0.52%, the two year rate increased by 1.55% to 2.28%, and the ten year rate increased by 0.80% to 2.32%.

GDP declined in the most recent quarter and the markets anticipate further monetary tightening through rate hikes and quantitative tightening. The Company is pursuing its plans for growth under its BEST plan based on its favorable niche in a consolidating regional market and its distinctive strategy based on its DigitouchSM approach to customer engagement and its community service message that where you bank matters.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND DECEMBER 31, 2021

Summary: Total assets increased by $0.5 billion, or 5%, to $12.1 billion primarily due to $0.4 billion in loan growth, reflecting increases in all major loan categories. Deposits grew by $0.6 billion due to an increase in period-end fluctuating payroll deposit balances.

The balance of cash and equivalents totaled $1.6 billion at period-end, and the average cash and equivalents measured 11% of average total assets in the first quarter.

Stock repurchases were resumed under a newly approved program to repurchase approximately 9% of outstanding shares in 2022, with 2% repurchased during the quarter. The common equity tier 1 capital ratio remained comparatively strong at 13.9% at period-end. Including the impact of unrealized bond losses resulting from higher interest rates, the book value of shareholders’ equity decreased by 8% during the quarter. Major measures of asset quality continued to strengthen and generally were improved over pre-pandemic levels.

Investments: The portfolio of investment securities increased by $129 million, or 5%, to $2.68 billion during the first quarter. The balance of shorter duration treasury securities increased by $231 million as cash was invested to earn higher yields pending reinvestment in planned future loan growth. This increase was partially offset by unrealized losses in the fair value of available-for-sale bonds, reflecting the impact of higher interest rates on fixed rate bond values. The period-end net unrealized loss on available for sale securities measured $105 million, or 4.9% of cost, compared to a net loss of $4 million, or 0.2% of cost, at year-end 2021. The first quarter yield on investment securities declined to 1.95% compared to 2.04% in the linked quarter, including the impact of the treasury securities purchased during the first quarter. The average life of the portfolio increased during the quarter to 5.6 years from 4.6 years, primarily due to slower projected prepayment speeds in the environment of higher interest rates.

Loans: Total loans increased by $441 million, or 6%, to $7.27 billion during the first quarter, reflecting growth in all major categories. Commercial loans benefited from strong growth in asset based lending, commercial multifamily, and other commercial real estate loans. Loan production increased strongly quarter over quarter, including contributions from new commercial bankers recruited in the second half of 2021. Asset based lending growth was primarily driven by higher line borrowings. The commercial pipeline at period-end reflected continued strong demand.

Residential mortgage growth included contributions from the expanded originations team along with higher wholesale volume including correspondent banking. Consumer loan growth was primarily due to loans originated through Berkshire’s partnership with fintech Upstart.

The loan yield decreased to 3.61% in the most recent quarter from 3.76% in the linked quarter. Roll-off of higher yielding loans and lower yields on new residential mortgages combined to reduce the overall portfolio yield. The Company’s loans repricing within three months totaled $3.76 billion at quarter-end, measuring 52% of total loans. Increases in the prime and LIBOR index rates late in the first quarter and anticipated in future quarters are expected to contribute to higher loan yields in future periods.

On a year-over-year basis, total loans decreased 5%, due to payoffs and reduced demand during the pandemic. Loan growth was positive before the impact of planned or targeted reductions in certain runoff portfolios. The Company’s strong planned originations volume is targeted to result in solid future loan growth, with diminished future impact from these run-off portfolios.

Asset Quality and Credit Loss Allowance: Major asset quality metrics improved in the first quarter of 2022, with many metrics improving to better levels than pre-pandemic. Non-accruing loans decreased quarter-over-quarter by 16%, measuring 0.41% of period-end total loans. Annualized net loan charge-offs measured 0.15% of average loans, down from 0.29% for the year 2021. Accruing delinquent loans declined to a near five quarter low of 0.28% of total loans. Accruing troubled debt restructurings improved to 0.24% of total loans.

The allowance for credit losses on loans decreased quarter-over-quarter by $7 million to $99 million, measuring 1.37% of total loans, which was a decrease from 1.55% at the start of the year. This reflected improved credit metrics and internal forecasts as well as other qualitative factors. The Company anticipates that the allowance ratio may decline in the current year, depending on economic and qualitative factors, and depending on the portfolio mix.

Deposits and Borrowings: Period-end total deposits increased by $630 million, or 6%, to $10.7 billion in the first quarter of 2022. This increase was concentrated in payroll deposits, which fluctuate daily. Shifts in balances between the NOW and money market categories also relate to payroll deposits. Total average deposits increased by 1% during this period. The Company has been reducing higher cost time deposits, including brokered deposits, which declined by 20% quarter-over-quarter based on average balances. Total average non-maturity deposits increased by 3% quarter-over-quarter. The first quarter 2022 total cost of deposits decreased to 0.17%, compared 0.19% in the linked quarter. There were no significant changes in borrowings during the quarter. The Company has a $75 million subordinated debt obligation bearing interest at 6.875% which becomes callable in September 2022. The Company expects to explore options for refinancing this obligation.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.7 billion in notional amount at period-end. The estimated fair value of these instruments was a liability of $4 million at period-end, which decreased from an asset of $43 million at year-end 2021 due to the impact of changes in interest rates on the value of outstanding commercial loan interest rate swaps. Please see the Company’s report on Form 10-K regarding the LIBOR transition.

Shareholders' Equity: Total shareholders’ equity decreased by $89 million, or 7%, to $1.09 billion during the first quarter of 2022. This reflected the impact of share repurchases and a $75 million reduction in the most recent quarter reflecting the lower after-tax fair value of the available for sale bond portfolio because of higher interest rates.

The Company returned a total of $35 million to shareholders during the quarter through share repurchases and dividends, reducing excess capital while still having a comparatively elevated 13.9% common equity tier 1 capital ratio at period end. During the quarter, the Board approved a $140 million share repurchase program, representing approximately 9% of outstanding shares when approved. The Company repurchased approximately 2% of shares during the quarter.

The ratio of equity/assets decreased quarter-over- quarter to 9.0% from 10.2%. This primarily reflected the increase in assets from loan growth and the impact on accumulated other comprehensive income of the change in bond values. The non-GAAP measure of tangible common equity to tangible assets decreased to 8.8% from 10.0%. The Company monitors the impact of bond values on this ratio considering projections of further interest rate increases. The fair value of the high-quality liquid bond portfolio is expected to return to par as bonds mature, with the current discount accreted back into comprehensive income over time.

At quarter-end, book value per share was $22.89 and the non-GAAP measure of tangible book value per share was $22.30

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

Summary: Berkshire recorded net income of $20 million, or $0.42 per share, in the first quarter of 2022. Net income increased by 55% from $13 million, or $0.26 per share, in the first quarter of 2022. The improvement reflected a $11 million net change in the provision for credit losses on loans and a $3 million reduction in restructuring and other expenses.

The Company uses the non-GAAP measure of adjusted earnings to assess its performance. This measure excludes items not viewed as related to ongoing operations, including restructuring and other expenses in 2021 and an equity securities loss. First quarter adjusted earnings totaled $21 million, or $0.43 per share, in 2022 compared to $16 million, or $0.32 per share, in 2021. Earnings per share in 2022 also benefited from share repurchases in both years, with total average diluted shares decreasing year-over-year by 5%.

The first quarter efficiency ratio measured 72.6% in 2022, compared to 71.3% in 2021, primarily reflecting lower loan interest income. Revenue and expense in 2022 also include the impact of insurance and branch operations sold near the end of the third quarter of 2021. The Company’s overall strategy is to reinvest expense savings into bankers and technology to support higher future revenue in the context of its BEST plan.

The first quarter 2022 return on tangible common equity measured 7.3% and the non-GAAP measure of adjusted return on tangible common equity measured 7.5%.

Net Interest Income: First quarter net interest income decreased year-over-year by $6 million, or 8%, reflecting an 8% decrease in average earning assets, primarily driven by PPP loan prepayments, as well as the sale of certain branch operations, in 2021. The first quarter net interest margin was generally stable, measuring 2.61% in 2022 compared to 2.62% in 2021.

The yield on PPP loans was elevated in 2021 due to the recognition of deferred origination fees at the time of prepayment. PPP loans contributed 11 basis points to the first quarter net interest margin in 2021, with no significant contribution in 2022. Measured before this contribution, the net interest margin increased by 10 basis points year-over-year, primarily reflecting the Company’s balance sheet restructuring to reduce higher cost wholesale funds.

The cost of funds decreased by 25 basis points year-over-year, to 0.23% from 0.48%. The cost of deposits decreased by 19 basis points, to 0.17% from 0.36%. The cost of time deposits decreased quarter-over-quarter by 9 basis points to 0.71% in the most recent quarter and is anticipated to decline further due to repricing of higher cost time deposits, most of which mature over the next year.

The Company’s net interest income is modeled as positively sensitive to interest rate increases, as the interest bearing assets are more sensitive to interest rate increases, compared to liabilities. This is discussed further in the later discussion of Market Risk Factors. Based on market forecasts of interest rate increases throughout 2022, net interest income is modeled to benefit from these increases. Additionally, the targeted reinvestment of cash and short-term treasury securities into planned loan growth is also targeted to contribute to future growth in net interest income.

Non-Interest Income: Non-interest income decreased year-over-year by $6 million, or 21%. This largely reflected the sale of insurance operations, which produced $3 million of income in the first quarter of 2021, and approximately $1.5 million in PPP referral fees earned in that period for originating PPP loan referrals in the second phase of the PPP program. Mortgage banking revenue decreased by $1 million as new loan originations were mostly held for investment in 2022 rather than for sale in 2021.

Provision for Credit Losses on Loans: Berkshire recorded a $4 million benefit to the first quarter 2022 provision, compared to a $6.5 million charge in the first quarter of 2021. The $4 million benefit resulted from a $7 million release of the credit loss allowance net of $3 million in net loan charge-offs. The year-over-year improvement reflected improved credit metrics and internal forecasts as well as other qualitative factors. Major asset quality metrics were significantly improved year-over-year, including a reduction in first quarter net loan charge-offs to $3 million from $10 million. The Company continues to maintain a relatively higher allowance compared to loans based on its methodology. If circumstances remain supportive, the Company’s methodology may result in a further reduction in the level of the allowance compared to loans, with potential favorable impact on the provision. This could be offset based on the volume and mix of loan originations.

Non-Interest Expense and Tax Expense: Non-interest expense decreased year-over-year by $10 million, or 12%. This included a $3 million reduction in restructuring expense costs including borrowings prepayment fees, real estate consolidation plans, and severance including costs related to branch consolidations. There was a $4 million reduction in professional services expense which was elevated in 2021 including legal, financial, and other advisory services related to management and board matters during the quarter. Most other categories of expense declined, including the impact of insurance and branch operations sold, and the consolidation of 16 branch offices during 2021. Full-time equivalent staff totaled 1,333 positions at period-end, compared to 1,319 positions at the start of the 2022 and 1,505 positions at the start of 2021. The first quarter effective tax rate was 20% in 2022, compared to 22% in 2021, and compared to 20% for the full year 2021.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Total comprehensive income was a loss of $55 million in the first quarter of 2022, compared to a loss of $7 million in the first quarter of 2021, reflecting the impact in both periods of rising medium term interest rates on the bond portfolio.

Liquidity and Cash Flows: Please see the discussion of Liquidity and Cash Flows in the most recent report on Form10-K for a more expansive discussion of these topics.

Growth in loans and investment securities were the primary uses of cash in the most recent quarter, and the primary source was higher deposits. The increase in deposits was mostly due to elevated payroll deposits at period-end. These elevated balances were expected to normalize, with the reduction to be funded from cash and cash equivalents, which totaled $1.6 billion at period-end. The Company views itself as having strong liquidity to support loan growth during 2022.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements. Additional information about capital resources and regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

During the first quarter of 2022, the Company initiated stock repurchases under its newly approved $140 million stock repurchase plan, which was targeted to repurchase approximately 9% of outstanding shares. The Company initiated repurchases under this plan during the quarter and repurchased approximately 2% of shares during the quarter.

As a result of rising interest rates, bond portfolios in banks are subject to unrealized losses which result in charges against other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital. The unrealized bond losses that arose in the most recent quarter had no impact on regulatory capital metrics, which remain comparatively strong.

Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity tier 1 capital ratio. The Company continues to view itself as having excess capital which it plans to utilize to support loan growth as well as stock repurchases under its approved repurchase plan.

The Company regularly evaluates the level of its quarterly cash dividend to common shareholders. The dividend was cut in half in the third quarter of 2020 due to uncertainties related to the onset of the pandemic. The Company’s long run goal is to increase the dividend as profitability improves under its BEST plan.

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

CORPORATE RESPONSIBILITY UPDATE

Our Commitment to Environmental, Social, Governance (ESG) & Corporate Responsibility: Berkshire is committed to purpose-driven, community-centered banking that enhances value for all stakeholders as it pursues its vision of being a high performing, leading socially responsible community bank in New England and beyond. Berkshire's goal is to provide an ecosystem of socially responsible financial solutions, actively engages with its communities, and harness the power of its business to fuel the economy, create thriving neighborhoods, empower financial access and success, and invest in a low-carbon future.

The Bank believes that where you bank matters and that building stronger communities requires a better approach to banking. As such, ESG factors are central to the Bank's vision, mission, risk management practices, and Berkshire’s Exciting Strategic Transformation (BEST). Berkshire was a leader among community banks in establishing a dedicated committee of its Board of Directors to oversee ESG matters and have been a leader as a community bank in thoroughly integrating ESG standards into its business strategy and operations.

Berkshire shares information about its ESG performance, including through the Bank's Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, the annual Corporate Responsibility Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the Company's ESG efforts and programs.

Climate Change & Sustainability: Climate change poses unprecedented risks and opportunities to the world, including Berkshire, its customers and communities. As the transition to a low-carbon economy accelerates, new policy emerges, and market dynamics shift, Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks and impacts associated with climate change, and finance the transition will allow it to strengthen its positioning towards its goal of being high performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission as well as the size, scope, and complexity of its operations.

Key ESG & Corporate Responsibility Quarterly Developments
•BEST Community Comeback – Berkshire continues to deliver on its BEST Community Comeback, a transformational multibillion commitment to empower our stakeholders’ financial potential. Through this far-reaching initiative, Berkshire aims to help create more businesses and jobs, help more families achieve the dream of owning a home, and aid communities in becoming more environmentally efficient and eco-friendly. Further information is provided online at berkshirebank.com/comeback and in public relations announcements.

•Corporate Responsibility Report - In April 2022, the Company released its 2021 Corporate Responsibility Report, Empowering Community Comebacks. The report highlights Berkshire's performance on environmental, social, and governance matters along with its progress on its BEST Community Comeback. Detailed on the pages of the report are examples of how the simple decision of where you bank can have an outsized impact in your community.

•Standing with Ukraine: Berkshire took several actions along with its employees and customers in response to the ongoing humanitarian crisis in Ukraine including making a $50,000 contribution, through its Foundation, to the Ukrainian Federation of America. In addition, Berkshire is refunding outgoing wire transfer fees to individuals who are sending money to family and non-profit organizations in Ukraine; matching employee contributions to non-profits working to aid in relief efforts; and activating a virtual supply drive to provide critical supplies to organizations working to assist in Ukraine and neighboring countries.

•Awards & Recognition: The Company was named to Newsweek's list of America's Most Trusted Companies 2022 and ranked #9 for banks. Earlier in the quarter Berkshire was also listed in Bloomberg's Gender Equality Index and named a Best Place to Work for LGBTQ+ Equality by the Human Rights Campaign. Finally, Berkshire received a 2022 Communitas Award for Leadership in Corporate Responsibility for its BEST Community Comeback program recognizing its early progress on the multi-year commitment.

•Current ESG Performance: The Company moved into the top 22% of leading ESG indexes in the U.S. for its Environmental, Social and Governance (ESG) ratings. As of March 31, 2022 the Company received ratings of: MSCI ESG- BBB; ISS ESG Quality Score - Environment: 3, Social: 1, Governance: 3; and Bloomberg ESG Disclosure- 47.81. The Company is also rated by Sustainalytics.

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

Management has identified the Company's most critical accounting policies as related to:

• Allowance for Credit Losses on Loans

• Fair Value Measurements

These policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these policies were significant in determining income and financial condition in the financial statements. There is further discussion of the application of these policies in the Form 10-K.

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

As of March 31, 2022, Berkshire’s balance sheet remained well-positioned for the forecast rising rate environment despite a small decline in asset sensitivity, driven primarily by an increase in residential mortgage loans. Based on market expectations for higher interest rates in 2022 and beyond, and on commentary from monetary authorities about easing monetary stimulus, it is anticipated that the Company’s positive sensitivity to rising rates may contribute to its BEST goals for improved profitability.

Shown below is a chart of the modeled change in net interest income from a static base case in the event of interest rate shocks for the scenarios illustrated.

CHANGE IN NET INTEREST INCOME
	1-12 Months	13-24 Months
Parallel Interest Rate Shock – Basis Points	% Change	% Change
At March 31, 2022
+200	10.3%	12.5%
+100	4.3%	4.6%
-100	(4.4)%	(5.6)%
At December 31, 2021
+200	13.1%	16.1%
+100	5.6%	6.5%
-100	(0.1)%	(1.2)%

The Company also models net interest income sensitivity to twelve month interest rate ramps. At period-end, the year one sensitivity to a +100 basis point interest rate ramp was 1.9% and the year two sensitivity was 4.1%. The Company also models sensitivity to yield curve twists, and sensitivity remained positive for both widening and narrowing of the yield curve scenarios.

While the sensitivity of net interest income is the primary driver of the sensitivity of net income, the latter is more sensitive than the former since it is net of expenses. In the case of the second year of a +100 basis point scenario, the modeled shock sensitivity of net income is 12.8% and the ramp sensitivity is 11.4% based on conditions at March 31, 2022.

Economic value of equity sensitivity to changes in market rates was positive at year-end 2021, measuring 3.9% for a +100 basis point change and 4.8% for a +200% basis point change. Due to the decrease in the Company’s asset sensitivity in the most recent quarter, these measures declined to 1.0% and 1.4% respectively, as of March 31, 2022.

A critical component of modeling is the assumption of deposit interest rate sensitivity. The Company continues to model the non-maturity deposit beta of approximately 40% for purposes of interest rate risk simulations. Due to the low level of interest rates, the modeled sensitivity of a downward shift in interest rates is affected by assumptions related to market influences on spreads and floors. Prime, mortgage rates, and deposits are floored. All other rates are zero bound.

Modeled interest rate sensitivity depends on other material assumptions. Market risk exposure is affected by the level and shape of the yield curve in markets for financial instruments including U.S. Treasury obligations, forward interest rate derivatives, the U.S. prime interest rate, and LIBOR related rates. Also, the economic impact on customer and market behaviors of the COVID-19 pandemic remains uncertain and may cause actual events to differ from assumptions. The behavior of markets under the historically unusual conditions currently prevailing may be different from modeling assumptions, and the Company continues to monitor the markets and the assumptions in its model.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no other major changes in risk factors identified during the first three months of 2022.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2022 and 2021 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2022:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2022	—	$—	—	4,832,585
February 1-28, 2022	420,000	30.41	420,000	4,412,585
March 1-31, 2022	552,000	29.95	552,000	3,860,585
Total	972,000	$30.15	972,000	3,860,585
On January 19, 2022, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $140 million through December 31, 2022. This would result in the repurchase of approximately 9% of outstanding shares based on the share price when the plan was approved. Maximum number of shares that may be purchased under this program has been estimated based on the March 31, 2022 share price of $28.97.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2022	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: May 10, 2022	By:	/s/ Subhadeep Basu
Subhadeep Basu
Senior Executive Vice President, Chief Financial Officer