Form 10-Q
period 2022-06-30
BERKSHIRE HILLS BANCORP INC
filed 2022-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 5, 2022, the Registrant had 45,670,565 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands, except share data)
Assets
Cash and due from banks	$156,470	$109,350
Short-term investments	714,547	1,518,457
Total cash and cash equivalents	871,017	1,627,807

Trading security, at fair value	7,040	8,354
Marketable equity securities, at fair value	14,154	15,453
Securities available for sale, at fair value	1,697,019	1,877,585
Securities held to maturity (fair values of $544,065 and $647,236)	602,611	636,503
Federal Home Loan Bank stock and other restricted securities	9,365	10,800
Total securities	2,330,189	2,548,695
Less: Allowance for credit losses on held to maturity securities	(94)	(105)
Net securities	2,330,095	2,548,590

Loans held for sale	1,062	6,110

Total loans	7,803,451	6,825,847
Less: Allowance for credit losses on loans	(99,021)	(106,094)
Net loans	7,704,430	6,719,753

Premises and equipment, net	89,657	94,383
Other intangible assets	27,046	29,619
Cash surrender value of bank-owned life insurance policies	237,545	235,690
Other assets	312,730	288,384
Assets held for sale	5,386	4,577
Total assets	$11,578,968	$11,554,913

Liabilities
Demand deposits	$2,921,347	$3,008,461
NOW and other deposits	2,247,544	976,401
Money market deposits	2,327,004	3,293,526
Savings deposits	1,143,352	1,111,625
Time deposits	1,475,417	1,678,940
Total deposits	10,114,664	10,068,953
Short-term debt	50,000	—
Long-term Federal Home Loan Bank advances and other	8,542	13,331
Subordinated borrowings	195,659	97,513
Total borrowings	254,201	110,844
Other liabilities	196,053	192,681
Total liabilities	$10,564,918	$10,372,478
(continued)
	June 30, 2022	December 31, 2021

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 45,787,618 shares outstanding in 2022; 51,903,190 shares issued and 48,667,110 shares outstanding in 2021)	528	528
Additional paid-in capital - common stock	1,424,081	1,423,445
Unearned compensation	(12,824)	(9,056)
Retained (deficit)	(106,997)	(139,383)
Accumulated other comprehensive (loss)	(122,999)	(3,243)
Treasury stock, at cost (6,115,572 shares in 2022 and 3,236,080 shares in 2021)	(167,739)	(89,856)
Total shareholders’ equity	1,014,050	1,182,435
Total liabilities and shareholders’ equity	$11,578,968	$11,554,913
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30
(In thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income
Loans	$74,843	$73,921	$137,317	$149,854
Securities and other	12,536	11,443	24,885	23,663
Total interest and dividend income	87,379	85,364	162,202	173,517
Interest expense
Deposits	4,170	6,981	8,344	16,564
Borrowings	1,851	2,990	3,437	6,467
Total interest expense	6,021	9,971	11,781	23,031
Net interest income	81,358	75,393	150,421	150,486
Non-interest income
Deposit related fees	8,005	7,508	15,356	14,634
Loan fees and revenue	4,623	7,431	12,888	17,677
Insurance commissions and fees	—	2,292	—	5,422
Wealth management fees	2,775	2,519	5,400	5,291
Mortgage banking originations	109	534	128	1,336
Total fee income	15,512	20,284	33,772	44,360
Other, net	1,812	2,211	4,978	4,359
(Loss) on securities, net	(973)	(484)	(1,718)	(515)
Total non-interest income	16,351	22,011	37,032	48,204
Total net revenue	97,709	97,404	187,453	198,690
(Benefit)/provision for credit losses	—	—	(4,000)	6,500
Non-interest expense
Compensation and benefits	37,830	36,970	75,351	75,705
Occupancy and equipment	9,438	10,599	19,505	21,623
Technology and communications	8,611	8,214	17,138	16,807
Marketing and promotion	1,472	518	2,583	1,113
Professional services	2,913	3,701	5,605	10,315
FDIC premiums and assessments	658	927	1,645	2,047
Other real estate owned and foreclosures	23	(26)	23	(24)
Amortization of intangible assets	1,286	1,297	2,572	2,616
Acquisition, restructuring, and other expenses	35	6	53	3,492
Other	6,209	6,666	12,550	13,332
Total non-interest expense	68,475	68,872	137,025	147,026

Income before income taxes	$29,234	$28,532	$54,428	$45,164
Income tax expense	6,119	6,896	11,117	10,497
Net income	$23,115	$21,636	$43,311	$34,667

Basic earnings per common share	$0.50	$0.43	$0.93	$0.69
Diluted earnings per common share	$0.50	$0.43	$0.92	$0.69

Weighted average shares outstanding:
Basic	45,818	50,321	46,733	50,327
Diluted	46,102	50,608	47,074	50,588
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$23,115	$21,636	$43,311	$34,667
Other comprehensive (loss)/income, before tax:
Changes in unrealized (loss)//gain on debt securities available-for-sale	(60,487)	5,394	(161,860)	(21,619)
Income taxes related to other comprehensive (loss)/income:
Changes in unrealized (loss)/gain on debt securities available-for-sale	15,725	(1,343)	42,104	5,520
Total other comprehensive (loss)/income	(44,762)	4,051	(119,756)	(16,099)
Total comprehensive (loss)/income	$(21,647)	$25,687	$(76,445)	$18,568
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at March 31, 2021	50,988	$528	$1,424,349	$(7,722)	$(226,516)	$10,721	$(26,221)	$1,175,139
Comprehensive income:
Net income	—	—	—	—	21,636	—	—	21,636
Other comprehensive income	—	—	—	—	—	4,051	—	4,051
Total comprehensive income	—	—	—	—	21,636	4,051	—	25,687
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(6,100)	—	—	(6,100)
Treasury shares repurchased	(745)	—	—	—	—	—	(20,750)	(20,750)
Forfeited shares	(11)	—	45	238	—	—	(283)	—
Exercise of stock options	2	—	—	—	(14)	—	69	55
Restricted stock grants	229	—	(1,314)	(5,127)	—	—	6,441	—
Stock-based compensation	—	—	—	1,605	—	—	—	1,605
Other, net	(10)	—	3	—	—	—	(250)	(247)
Balance at June 30, 2021	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389

Balance at March 31, 2022	47,792	$528	$1,423,679	$(10,284)	$(125,343)	$(78,237)	$(116,482)	$1,093,861
Comprehensive (loss):
Net income	—	—	—	—	23,115	—	—	23,115
Other comprehensive (loss)	—	—	—	—	—	(44,762)	—	(44,762)
Total comprehensive (loss)	—	—	—	—	23,115	(44,762)	—	(21,647)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(4,769)	—	—	(4,769)
Treasury shares repurchased	(2,147)	—	—	—	—	—	(55,040)	(55,040)
Forfeited shares	(15)	—	9	375	—	—	(384)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	175	—	391	(5,035)	—	—	4,644	—
Stock-based compensation	—	—	—	2,120	—	—	—	2,120
Other, net	(17)	—	2	—	—	—	(477)	(475)
Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2020	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	34,667	—	—	34,667
Other comprehensive (loss)	—	—	—	—	—	(16,099)	—	(16,099)
Total comprehensive income	—	—	—	—	34,667	(16,099)	—	18,568
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	(12,224)	—	—	(12,224)
Treasury shares repurchased	(745)	—	—	—	—	—	(20,750)	(20,750)
Forfeited shares	(62)	—	(190)	1,570	—	—	(1,380)	—
Exercise of stock options	7	—	—	—	(93)	—	217	124
Restricted stock grants	439	—	(3,974)	(8,612)	—	—	12,586	—
Stock-based compensation	—	—	—	2,281	—	—	—	2,281
Other, net	(19)	—	8	—	—	—	(391)	(383)
Balance at June 30, 2021	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389

Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	43,311	—	—	43,311
Other comprehensive (loss)	—	—	—	—	—	(119,756)	—	(119,756)
Total comprehensive (loss)	—	—	—	—	43,311	(119,756)	—	(76,445)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	(10,921)	—	—	(10,921)
Treasury shares repurchased	(3,119)	—	—	—	—	—	(84,295)	(84,295)
Forfeited shares	(51)	—	79	1,358	—	—	(1,437)	—
Exercise of stock options	1	—	—	—	(4)	—	29	25
Restricted stock grants	314	—	552	(9,052)	—	—	8,500	—
Stock-based compensation	—	—	—	3,926	—	—	—	3,926
Other, net	(24)	—	5	—	—	—	(680)	(675)
Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$43,311	$34,667
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for credit losses	(4,000)	6,500
Net amortization of securities	1,383	748
Change in unamortized net loan costs and premiums	2,471	(5,410)
Premises and equipment depreciation and amortization expense	4,907	5,636
Stock-based compensation expense	3,926	2,281
Accretion of purchase accounting entries, net	(1,464)	(3,555)
Amortization of other intangibles	2,572	2,616
Income from cash surrender value of bank-owned life insurance policies	(2,697)	(2,731)
Securities losses, net	1,718	515
Net change in loans held-for-sale	4,442	8,164
Loss on disposition of assets	—	2,811
Gain on sale of real estate	—	(33)
Amortization of interest in tax-advantaged projects	708	207
Net change in other	(42,990)	11,319
Net cash provided by operating activities	14,287	63,735

Cash flows from investing activities:
Net decrease in trading security	404	384
Proceeds from sales of marketable equity securities	—	2,849
Purchases of securities available for sale	(386,637)	(268,923)
Proceeds from sales of securities available for sale	149,994	—
Proceeds from maturities, calls, and prepayments of securities available for sale	255,045	305,361
Purchases of securities held to maturity	(575)	(219,004)
Proceeds from maturities, calls, and prepayments of securities held to maturity	33,514	17,320
Net change in loans	(981,062)	831,505
Net change in Mid-Atlantic region loans held for sale	—	47,131
Proceeds from surrender of bank-owned life insurance	842	—
Purchase of Federal Home Loan Bank stock	(32,466)	—
Proceeds from redemption of Federal Home Loan Bank stock	33,901	15,235
Net investment in limited partnership tax credits	(721)	—
Purchase of premises and equipment, net	(730)	(1,606)
Proceeds from sales of seasoned commercial loan portfolios	—	14,749
Proceeds from sale of other real estate	—	142
Net cash (used)/provided by investing activities	(928,491)	745,143
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase/(decrease) in deposits	45,711	(301,908)
Net change in Mid-Atlantic region deposits held for sale	—	15,590
Proceeds from Federal Home Loan Bank advances and other borrowings	51,275	—
Repayments of Federal Home Loan Bank advances and other borrowings	(6,096)	(256,555)
Proceeds from issuance of subordinated debt	98,032	—
Purchase of treasury stock	(84,295)	(20,750)
Exercise of stock options	25	124
Common stock cash dividends paid	(10,921)	(6,124)
Settlement of derivative contracts with financial institution counterparties	63,683	29,551
Net cash provided/(used) by financing activities	157,414	(540,072)

Net change in cash and cash equivalents	(756,790)	268,806

Cash and cash equivalents at beginning of period	1,627,807	1,557,875

Cash and cash equivalents at end of period	$871,017	$1,826,681

Supplemental cash flow information:
Interest paid on deposits	$8,810	$18,515
Interest paid on borrowed funds	3,396	6,864
Income taxes (refunded) paid, net	12,590	(1,110)

Other non-cash changes:
Other net comprehensive income	$(119,756)	$(16,099)
Change in shareholder dividend payable	—	6,100
Reclass of seasoned loan portfolios to held-for-sale, net	—	11,660
Reclass of held-for-sale loans to held-for-investment, net	606	—
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

NOTE 2.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $7.5 million and $7.9 million, and a fair value of $7.0 million and $8.4 million, at June 30, 2022 and December 31, 2021, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2022
Securities available for sale
U.S Treasuries	$99,920	$—	$(71)	$99,849
Municipal bonds and obligations	66,980	608	(2,425)	65,163	—
Agency collateralized mortgage obligations	692,079	3	(65,695)	626,387	—
Agency mortgage-backed securities	679,422	6	(72,651)	606,777	—
Agency commercial mortgage-backed securities	280,266	26	(23,828)	256,464	—
Corporate bonds	43,786	119	(1,526)	42,379	—
Total securities available for sale	1,862,453	762	(166,196)	1,697,019	—
Securities held to maturity
Municipal bonds and obligations	270,219	1,450	(21,929)	249,740	66
Agency collateralized mortgage obligations	137,778	18	(13,550)	124,246	—
Agency mortgage-backed securities	53,630	—	(7,872)	45,758	—
Agency commercial mortgage-backed securities	138,419	—	(16,633)	121,786	—
Tax advantaged economic development bonds	2,400	5	(35)	2,370	28
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	602,611	1,473	(60,019)	544,065	94
Marketable equity securities	15,690	66	(1,602)	14,154	—
Total	$2,480,754	$2,301	$(227,817)	$2,255,238	$94

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2021
Securities available for sale
U.S Treasuries	$59,972	$1	$—	$59,973	$—
Municipal bonds and obligations	71,822	5,355	—	77,177	—
Agency collateralized mortgage obligations	693,782	5,566	(11,012)	688,336	—
Agency mortgage-backed securities	711,154	2,347	(7,642)	705,859	—
Agency commercial mortgage-backed securities	300,259	3,949	(3,628)	300,580	—
Corporate bonds	44,824	950	(114)	45,660	—
Total securities available for sale	1,881,813	18,168	(22,396)	1,877,585	—
Securities held to maturity
Municipal bonds and obligations	281,515	16,151	(693)	296,973	70
Agency collateralized mortgage obligations	149,195	3,203	(3,513)	148,885	—
Agency mortgage-backed securities	57,327	95	(1,498)	55,924	—
Agency commercial mortgage-backed securities	145,573	266	(3,289)	142,550	—
Tax advantaged economic development bonds	2,728	26	(15)	2,739	35
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	636,503	19,741	(9,008)	647,236	105
Marketable equity securities	15,689	67	(303)	15,453	—
Total	$2,534,005	$37,976	$(31,707)	$2,540,274	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2022	$67	$32	$99
(Benefit)/provision for credit losses	(1)	(4)	(5)
Balance at June 30, 2022	$66	$28	$94

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2021	$71	$40	$111
(Benefit)/provision for credit losses	19	—	19
Balance at June 30, 2021	$90	$40	$130

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
(Benefit)/provision for credit losses	(4)	(7)	(11)
Balance at June 30, 2022	$66	$28	$94

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
(Benefit)/provision for credit losses	26	—	26
Balance at June 30, 2021	$90	$40	$130

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

As of June 30, 2022, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$100,364	$100,292	$1,796	$1,795
Over 1 year to 5 years	7,900	7,969	2,693	2,700
Over 5 years to 10 years	48,271	47,315	24,614	24,932
Over 10 years	54,151	51,815	243,681	222,848
Total bonds and obligations	210,686	207,391	272,784	252,275
Mortgage-backed securities	1,651,767	1,489,628	329,827	291,790
Total	$1,862,453	$1,697,019	$602,611	$544,065

During the three months ended June 30, 2022, there were no purchases of AFS securities. During the six months ended June 30, 2022, purchases of AFS securities totaled $386.6 million. During the three and six months ended June 30, 2022 sales of AFS securities totaled $150 million. During the three and six months ended June 30, 2021, purchases of AFS securities totaled $165.0 million and $268.9 million, respectively. During the three and six months ended June 30, 2021, there were no sales of AFS securities. During the three and six months ended June 30, 2022, gross gains totaled $6 thousand and there were no gross losses. During the three and six months ended June 30, 2021, there were no gross gains or losses on AFS securities. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2022

Securities available for sale
U.S Treasuries	$71	$99,849	$—	$—	$71	$99,849
Municipal bonds and obligations	2,425	31,835	—	—	2,425	31,835
Agency collateralized mortgage obligations	45,768	509,510	19,927	114,042	65,695	623,552
Agency mortgage-backed securities	36,357	384,388	36,294	221,502	72,651	605,890
Agency commercial mortgage-backed securities	13,730	180,796	10,098	71,060	23,828	251,856
Corporate bonds	1,415	31,437	111	1,969	1,526	33,406
Total securities available for sale	$99,766	$1,237,815	$66,430	$408,573	$166,196	$1,646,388

Securities held to maturity
Municipal bonds and obligations	$11,356	$129,839	$10,573	$23,320	$21,929	$153,159
Agency collateralized mortgage obligations	4,219	60,827	9,331	48,927	13,550	109,754
Agency mortgage-backed securities	185	2,625	7,687	43,132	7,872	45,757
Agency commercial mortgage-backed securities	8,368	73,652	8,265	48,134	16,633	121,786
Tax advantaged economic development bonds	—	—	35	1,164	35	1,164
Total securities held to maturity	24,128	266,943	35,891	164,677	60,019	431,620

Total	$123,894	$1,504,758	$102,321	$573,250	$226,215	$2,078,008

December 31, 2021

Securities available for sale
Agency collateralized mortgage obligations	$9,626	$375,132	$1,386	$27,025	$11,012	$402,157
Agency mortgage-backed securities	3,179	222,887	4,463	175,941	7,642	398,828
Agency commercial mortgage-backed securities	1,609	103,354	2,019	49,313	3,628	152,667
Corporate bonds	114	11,115	—	—	114	11,115
Total securities available for sale	$14,528	$712,488	$7,868	$252,279	$22,396	$964,767

Securities held to maturity
Municipal bonds and obligations	$693	$36,981	$—	$—	$693	$36,981
Agency collateralized mortgage obligations	1,808	49,308	1,705	36,212	3,513	85,520
Agency mortgage-backed securities	839	26,656	659	26,025	1,498	52,681
Agency commercial mortgage-backed securities	1,255	80,406	2,034	51,654	3,289	132,060
Tax advantaged economic development bonds	15	1,255	—	—	15	1,255
Total securities held to maturity	4,610	194,606	4,398	113,891	9,008	308,497
Total	$19,138	$907,094	$12,266	$366,170	$31,404	$1,273,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2022, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2022:

AFS U.S Treasuries
At June 30, 2022, 4 of the 4 securities in the Company’s portfolio of U.S Treasuries were in unrealized loss positions. Aggregate unrealized losses represented 0.1% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS municipal bonds and obligations
At June 30, 2022, 32 of the 97 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 7.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2022, 240 of the 251 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 9.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2022, 121 of the 139 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 10.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2022, 10 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in an unrealized loss position. Aggregate unrealized losses represents 4.1% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At June 30, 2022, 114 of the 197 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2022, 11 of the 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 11.0% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2022, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 12.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2022, 1 of the 3 securities in the Company’s portfolio of tax-advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 2.9% of the amortized cost of the security in an unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2022	December 31, 2021
Construction	$323,969	$324,282
Commercial multifamily	667,427	515,817
Commercial real estate owner occupied	624,869	606,477
Commercial real estate non-owner occupied	2,295,298	2,156,929
Commercial and industrial	1,435,739	1,284,429
Residential real estate	1,917,227	1,489,248
Home equity	240,874	252,366
Consumer other	298,048	196,299
Total loans	$7,803,451	$6,825,847

Allowance for credit losses	99,021	106,094
Net loans	$7,704,430	$6,719,753

As of June 30, 2022 and December 31, 2021, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $13.9 million and $29.9 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three and six months ended June 30, 2022, there were no loans reclassified to held for sale. During the three and six months ended June 30, 2021, the Company reclassified $2.2 million and $11.7 million of commercial loans to held for sale, reflecting its intent to sell these loans. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2022 and June 30, 2021 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2022
Construction	$2,505	$—	$—	$(795)	$1,710
Commercial multifamily	5,771	—	—	(1,150)	4,621
Commercial real estate owner occupied	11,498	(298)	97	(609)	10,688
Commercial real estate non-owner occupied	25,814	—	46	305	26,165
Commercial and industrial	22,949	(752)	584	133	22,914
Residential real estate	17,816	(216)	199	(1,389)	16,410
Home equity	3,303	—	112	(587)	2,828
Consumer other	9,819	(332)	101	4,097	13,685
Total allowance for credit losses	$99,475	$(1,598)	$1,139	$5	$99,021

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2021
Construction	$4,397	$—	$—	$(478)	$3,919
Commercial multifamily	6,351	(115)	95	866	7,197
Commercial real estate owner occupied	14,257	(227)	40	(828)	13,242
Commercial real estate non-owner occupied	34,561	(2,561)	178	(1,863)	30,315
Commercial and industrial	26,071	(3,585)	1,266	4,473	28,225
Residential real estate	25,800	(220)	667	(2,604)	23,643
Home equity	5,749	(164)	15	(168)	5,432
Consumer other	6,614	(375)	249	583	7,071
Total allowance for credit losses	$123,800	$(7,247)	$2,510	$(19)	$119,044

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2022
Construction	$3,206	$—	$—	$(1,496)	$1,710
Commercial multifamily	6,120	—	—	(1,499)	4,621
Commercial real estate owner occupied	12,752	(428)	306	(1,942)	10,688
Commercial real estate non-owner occupied	32,106	(4,884)	1,312	(2,369)	26,165
Commercial and industrial	22,584	(1,405)	1,872	(137)	22,914
Residential real estate	22,406	(380)	587	(6,203)	16,410
Home equity	4,006	—	246	(1,424)	2,828
Consumer other	2,914	(548)	238	11,081	13,685
Total allowance for credit losses	$106,094	$(7,645)	$4,561	$(3,989)	$99,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2021
Construction	$5,111	$—	$—	$(1,192)	$3,919
Commercial multifamily	5,916	(239)	157	1,363	7,197
Commercial real estate owner occupied	12,380	(603)	52	1,413	13,242
Commercial real estate non-owner occupied	35,850	(9,220)	304	3,381	30,315
Commercial and industrial	25,013	(6,905)	1,911	8,206	28,225
Residential real estate	28,491	(598)	1,104	(5,354)	23,643
Home equity	6,482	(240)	39	(849)	5,432
Consumer other	8,059	(903)	409	(494)	7,071
Total allowance for credit losses	$127,302	$(18,708)	$3,976	$6,474	$119,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$7,043	$7,829
Expense for credit losses	—	—
Balance at end of period	$7,043	$7,829

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$7,043	$7,629
Expense for credit losses	—	200
Balance at end of period	$7,043	$7,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2022
Construction
Risk rating
Pass	$66,278	$125,071	$29,805	$75,853	$2,321	$4,871	$49	$—	$304,248
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19,721	—	—	—	19,721
Total	$66,278	$125,071	$29,805	$75,853	$22,042	$4,871	$49	$—	$323,969

Commercial multifamily:
Risk rating
Pass	$182,663	$61,261	$27,878	$117,448	$71,908	$195,751	$756	$—	$657,665
Special Mention	—	—	2,664	—	5,554	—	—	—	8,218
Substandard	—	—	—	—	—	1,413	131	—	1,544
Total	$182,663	$61,261	$30,542	$117,448	$77,462	$197,164	$887	$—	$667,427

Commercial real estate owner occupied:
Risk rating
Pass	$75,279	$144,338	$48,354	$85,734	$76,968	$181,968	$1,615	$—	$614,256
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,053	—	35	554	1,432	7,539	—	—	10,613
Total	$76,332	$144,338	$48,389	$86,288	$78,400	$189,507	$1,615	$—	$624,869

Commercial real estate non-owner occupied:
Risk rating
Pass	$384,990	$427,922	$173,393	$269,140	$323,077	$600,342	$18,031	$—	$2,196,895
Special Mention	—	—	—	7,669	13,568	27,563	—	—	48,800
Substandard	—	—	7,421	—	2,911	39,175	96	—	49,603
Total	$384,990	$427,922	$180,814	$276,809	$339,556	$667,080	$18,127	$—	$2,295,298

Commercial and industrial:
Risk rating
Pass	$133,144	$172,622	$106,743	$87,963	$138,263	$133,896	$607,388	$—	$1,380,019
Special Mention	—	—	—	1,757	1,257	—	—	—	3,014
Substandard	6	353	2,207	8,989	2,770	3,639	34,623	—	52,587
Doubtful	—	—	—	—	—	21	98	—	119
Total	$133,150	$172,975	$108,950	$98,709	$142,290	$137,556	$642,109	$—	$1,435,739

Residential real estate
Risk rating
Pass	$503,499	$290,620	$103,521	$75,910	$159,577	$767,805	$288	$—	$1,901,220
Special Mention	—	—	—	345	—	823	—	—	1,168
Substandard	—	599	—	304	1,955	11,981	—	—	14,839
Total	$503,499	$291,219	$103,521	$76,559	$161,532	$780,609	$288	$—	$1,917,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction
Risk rating
Pass	$71,784	$52,725	$117,784	$66,950	$3,839	$1,721	$50	$—	$314,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$71,784	$52,725	$117,784	$76,379	$3,839	$1,721	$50	$—	$324,282

Commercial multifamily:
Risk rating
Pass	$63,630	$28,172	$98,455	$59,720	$76,699	$176,020	$457	$—	$503,153
Special Mention	—	2,700	—	5,598	—	—	—	—	8,298
Substandard	—	—	—	—	—	4,230	136	—	4,366
Total	$63,630	$30,872	$98,455	$65,318	$76,699	$180,250	$593	$—	$515,817

Commercial real estate owner occupied:
Risk rating
Pass	$154,434	$50,236	$85,687	$91,316	$45,995	$157,346	$3,206	$—	$588,220
Special Mention	—	525	869	1,668	1,405	1,157	—	—	5,624
Substandard	—	—	2,113	1,593	838	8,089	—	—	12,633
Total	$154,434	$50,761	$88,669	$94,577	$48,238	$166,592	$3,206	$—	$606,477

Commercial real estate non-owner occupied:
Risk rating
Pass	$426,086	$176,172	$296,985	$349,947	$204,043	$585,044	$19,511	$—	$2,057,788
Special Mention	—	221	3,472	7,632	2,302	27,268	—	—	40,895
Substandard	—	7,588	—	2,784	33,472	14,303	99	—	58,246
Total	$426,086	$183,981	$300,457	$360,363	$239,817	$626,615	$19,610	$—	$2,156,929

Commercial and industrial:
Risk rating
Pass	$187,257	$130,520	$114,153	$156,443	$54,190	$136,837	$424,393	$—	$1,203,793
Special Mention	661	1,691	10,824	5,092	1,433	488	22,468	—	42,657
Substandard	211	2,494	9,609	3,145	2,020	2,330	17,935	—	37,744
Doubtful	—	—	—	—	—	15	220	—	235
Total	$188,129	$134,705	$134,586	$164,680	$57,643	$139,670	$465,016	$—	$1,284,429

Residential real estate
Risk rating
Pass	$214,306	$114,536	$86,997	$169,537	$189,980	$697,401	$293	$—	$1,473,050
Special Mention	—	—	—	120	502	1,557	—	—	2,179
Substandard	1,239	—	142	1,849	2,161	8,628	—	—	14,019
Total	$215,545	$114,536	$87,139	$171,506	$192,643	$707,586	$293	$—	$1,489,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2022
Home equity:
Payment performance
Performing	$—	$119	$460	$—	$—	$20	$238,524	$—	$239,123
Nonperforming	—	—	—	—	—	—	1,751	—	1,751
Total	$—	$119	$460	$—	$—	$20	$240,275	$—	$240,874

Consumer other:
Payment performance
Performing	$150,411	$33,080	$9,563	$16,460	$40,622	$38,197	$7,864	$—	$296,197
Nonperforming	49	108	23	297	621	745	8	—	1,851
Total	$150,460	$33,188	$9,586	$16,757	$41,243	$38,942	$7,872	$—	$298,048

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Home equity:
Payment performance
Performing	$125	$469	$—	$—	$—	$24	$249,590	$—	$250,208
Nonperforming	—	—	—	—	—	—	2,158	—	2,158
Total	$125	$469	$—	$—	$—	$24	$251,748	$—	$252,366

Consumer other:
Payment performance
Performing	$37,994	$11,189	$21,548	$55,577	$30,632	$28,797	$7,505	$—	$193,242
Nonperforming	8	46	290	797	746	1,139	31	—	3,057
Total	$38,002	$11,235	$21,838	$56,374	$31,378	$29,936	$7,536	$—	$196,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at June 30, 2022 and December 31, 2021:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2022
Construction	$—	$—	$—	$—	$323,969	$323,969
Commercial multifamily	—	—	174	174	667,253	667,427
Commercial real estate owner occupied	58	53	3,963	4,074	620,795	624,869
Commercial real estate non-owner occupied	154	25,000	4,915	30,069	2,265,229	2,295,298
Commercial and industrial	1,314	165	6,841	8,320	1,427,419	1,435,739
Residential real estate	5,534	1,168	14,237	20,939	1,896,288	1,917,227
Home equity	520	545	1,751	2,816	238,058	240,874
Consumer other	1,351	322	1,762	3,435	294,613	298,048
Total	$8,931	$27,253	$33,643	$69,827	$7,733,624	$7,803,451

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2021
Construction	$—	$—	$—	$—	$324,282	$324,282
Commercial multifamily	82	306	187	575	515,242	515,817
Commercial real estate owner occupied	—	400	4,221	4,621	601,856	606,477
Commercial real estate non-owner occupied	25,420	653	9,049	35,122	2,121,807	2,156,929
Commercial and industrial	2,700	709	6,836	10,245	1,274,184	1,284,429
Residential real estate	5,529	2,015	13,264	20,808	1,468,440	1,489,248
Home equity	258	108	2,158	2,524	249,842	252,366
Consumer other	1,363	320	2,882	4,565	191,734	196,299
Total	$35,352	$4,511	$38,597	$78,460	$6,747,387	$6,825,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2022 and December 31, 2021:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended June 30, 2022
Construction	$—	$—	$—	$—
Commercial multifamily	174	174	—	—
Commercial real estate owner occupied	3,370	2,336	593	—
Commercial real estate non-owner occupied	4,444	4,184	471	—
Commercial and industrial	4,856	441	1,985	—
Residential real estate	10,889	6,413	3,348	—
Home equity	1,521	127	230	—
Consumer other	1,630	3	132	—
Total	$26,884	$13,678	$6,759	$—
The commercial and industrial loans nonaccrual amortized cost as of June 30, 2022 included medallion loans with a fair value of $1.0 million and a contractual balance of $20.6 million.

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

The following table summarizes information about total loans rated Special Mention or lower at June 30, 2022 and December 31, 2021. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	June 30, 2022	December 31, 2021
Non-Accrual	$26,884	$35,326
Substandard Accruing	125,307	106,560
Total Classified	152,191	141,886
Special Mention	62,060	100,071
Total Criticized	$214,251	$241,957

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2022
Construction	$—	$—	$—
Commercial multifamily	175	—	—
Commercial real estate owner occupied	3,472	—	—
Commercial real estate non-owner occupied	4,628	—	—
Commercial and industrial	290	—	2,528
Residential real estate	5,919	—	—
Home equity	247	—	—
Consumer other	5	—	—
Total loans	$14,736	$—	$2,528

December 31, 2021
Construction	$9,429	$—	$—
Commercial multifamily	188	—	—
Commercial real estate owner occupied	4,466	—	—
Commercial real estate non-owner occupied	9,501	—	—
Commercial and industrial	526	—	1,040
Residential real estate	7,035	—	—
Home equity	262	—	—
Consumer other	2	—	—
Total loans	$31,409	$—	$1,040

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

The following table presents activity in TDRs for the three and six months ended June 30, 2022 and June 30, 2021:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended June 30, 2022
Construction	$9,429	$—	$—	$(9,429)	$—	$—
Commercial multifamily	694	(17)	—	—	—	677
Commercial real estate owner occupied	2,724	(23)	—	—	—	2,701
Commercial real estate non-owner occupied	998	(12)	—	—	—	986
Commercial and industrial	3,592	(290)	—	(137)	1,486	4,651
Residential real estate	1,109	(23)	—	(67)	—	1,019
Home equity	169	(7)	—	—	—	162
Consumer other	32	(2)	—	—	—	30
Total	$18,747	$(374)	$—	$(9,633)	$1,486	$10,226

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended June 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	741	(13)	—	—	—	728
Commercial real estate owner occupied	1,725	(29)	—	—	1,266	2,962
Commercial real estate non-owner occupied	14,725	(81)	—	(590)	10,434	24,488
Commercial and industrial	2,633	(229)	—	(37)	4,443	6,810
Residential real estate	1,493	(14)	—	(174)	—	1,305
Home equity	130	(3)	—	—	—	127
Consumer other	34	(3)	—	6	—	37
Total	$21,481	$(372)	$—	$(795)	$16,143	$36,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Six months ended June 30, 2022
Construction	$9,429	$—	$—	$(9,429)	$—	$—
Commercial multifamily	703	(26)	—	—	—	677
Commercial real estate owner occupied	2,733	(32)	—	—	—	2,701
Commercial real estate non-owner occupied	9,310	(13)	—	(8,311)	—	986
Commercial and industrial	3,656	(341)	—	(150)	1,486	4,651
Residential real estate	1,117	(31)	—	(67)	—	1,019
Home equity	121	(9)	—	—	50	162
Consumer other	33	(3)	—	—	—	30
Total	$27,102	$(455)	$—	$(17,957)	$1,536	$10,226

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Six months ended June 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(26)	—	—	—	728
Commercial real estate owner occupied	1,731	(35)	—	—	1,266	2,962
Commercial real estate non-owner occupied	13,684	(95)	—	(80)	10,979	24,488
Commercial and industrial	2,686	(428)	—	(37)	4,589	6,810
Residential real estate	1,524	(46)	—	(173)	—	1,305
Home equity	133	(6)	—	—	—	127
Consumer other	36	(5)	—	6	—	37
Total	$20,548	$(641)	$—	$(284)	$16,834	$36,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	Total
Three months ended June 30, 2022
TDR:
Number of loans	1
Pre-modification outstanding recorded investment	$1,486
Post-modification outstanding recorded investment	$1,486

Three months ended June 30, 2021
TDR:
Number of loans	9
Pre-modification outstanding recorded investment	$16,143
Post-modification outstanding recorded investment	$16,143

(dollars in thousands)	Total
Six months ended June 30, 2022
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$1,536
Post-modification outstanding recorded investment	$1,536

Six months ended June 30, 2021
TDR:
Number of loans	13
Pre-modification outstanding recorded investment	$16,834
Post-modification outstanding recorded investment	$16,834

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending June 30, 2022. The following table presents loans by portfolio segment modified as TDRs for which there was a payment default within twelve months following the modification during the six months ended June 30, 2022:

(in thousands)	Number of Loans	Recorded Investment
Six months ended June 30, 2022
Commercial and industrial	1	$105
Total	1	$105

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2021.

Beginning in March 2020, the Company has offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 9 - Other Commitments, Contingencies, and Off-Balance Sheet Activities, and Pandemic Impact for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Time less than $100,000	$531,023	$676,979
Time $100,000 through $250,000	573,967	610,174
Time more than $250,000	370,427	391,787
Total time deposits	$1,475,417	$1,678,940

Included in total deposits were brokered deposits of $112.9 million and $228.1 million at June 30, 2022 and December 31, 2021, respectively. Included in total deposits were reciprocal deposits of $79.9 million and $89.2 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 6.               BORROWED FUNDS

Borrowed funds at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$50,000	1.28%	$—	—%
Total short-term borrowings:	50,000	1.28	—	—
Long-term borrowings:
Advances from the FHLB and other borrowings	8,542	1.33	13,331	1.75
Subordinated borrowings	172,711	6.15	74,590	7.00
Junior subordinated borrowing - Trust I	15,464	3.35	15,464	2.01
Junior subordinated borrowing - Trust II	7,484	3.53	7,459	1.90
Total long-term borrowings:	204,201	5.64	110,844	5.33
Total	$254,201	4.78%	$110,844	5.33%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2022 and December 31, 2021. The Bank's available borrowing capacity with the FHLB was $1.3 billion and $1.5 billion for the periods ended June 30, 2022 and December 31, 2021.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended June 30, 2022 and December 31, 2021. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of June 30, 2022 and December 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $590.5 million and $511.0 million for the periods ended June 30, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at June 30, 2022 included callable advances totaling $4.0 million and amortizing advances totaling $4.5 million. The advances outstanding at December 31, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $3.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of June 30, 2022 is as follows:

	June 30, 2022
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2022	$53,998	1.34%
2023	—	—
2024	32	—
2025	—	—
2025 and beyond	4,512	0.72
Total FHLB advances	$58,542	1.29%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2022 and December 31, 2021, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $2.0 million for unamortized debt issuance costs as of June 30, 2022.

In September 2012, the Company issued fifteen year subordinated notes in the amount of $75.0 million at a discount of 1.15%. The interest rate is fixed at 6.875% for the first ten years. After ten years, the notes become callable and convert to an interest rate of three-month LIBOR rate plus 5.113%. The subordinated note includes reduction to the note principal balance of $31 thousand and $92 thousand for unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 3.35% and 2.01% at June 30, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 3.53% and 1.90% at June 30, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2022, the Company held derivatives with a total notional amount of $3.8 billion. The Company had economic hedges totaling $3.8 billion and $3.0 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $1.0 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2022.

The Company pledged collateral to derivative counterparties in the form of cash totaling $11.1 million and securities with an amortized cost of $37.6 million and a fair value of $37.5 million as of June 30, 2022. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Information about derivative assets and liabilities at June 30, 2022, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,475	7.4	5.09%	3.22%	$(509)
Interest rate swaps on loans with commercial loan customers	1,714,537	5.8	3.98%	2.88%	(47,467)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,714,537	5.8	2.88%	3.98%	29,488
Risk participation agreements with dealer banks	326,765	5.7			32
Forward sale commitments	984	0.2			18
Total economic hedges	3,764,298				(18,438)

Non-hedging derivatives:
Commitments to lend	2,957	0.2			26
Total non-hedging derivatives	2,957				26

Total	$3,767,255				$(18,412)
(1) Fair value estimates include the impact of $18.0 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,879	7.9	0.47%	5.09%	$(1,158)
Interest rate swaps on loans with commercial loan customers	1,684,238	5.8	3.99%	1.91%	74,348
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,684,238	5.8	1.91%	3.99%	(30,454)
Risk participation agreements with dealer banks	320,981	5.8			432
Forward sale commitments	6,377	0.2			134
Total economic hedges	3,703,713				43,302

Non-hedging derivatives:
Commitments to lend	8,192	0.2			124
Total non-hedging derivatives	8,192				124

Total	$3,711,905				$43,426
(1) Fair value estimates include the impact of $45.7 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of June 30, 2022, the Company has an interest rate swap with a $7.5 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of June 30, 2022. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$217	$10	$649	$355

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(44,927)	10,516	(123,625)	(49,785)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	(982)	1,809	1,520

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	44,927	(10,516)	123,625	49,785

Risk participation agreements:
Unrealized (loss) recognized in other non-interest income	(292)	150	(400)	(179)

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	11	(234)	(116)	(228)

Non-hedging derivatives
Commitments to lend
Unrealized (loss) recognized in other non-interest income	$8	$76	$(98)	$(474)
Realized gain in other non-interest income	90	457	342	1,810

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

The Company had net asset positions with its financial institution counterparties totaling $54.1 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company had net asset positions with its commercial banking counterparties totaling $4.4 million and $76.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company had net liability positions with its financial institution counterparties totaling $24.9 million and $33.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company had net liability positions with its commercial banking counterparties totaling $51.9 million and $2.5 million as of June 30, 2022 and December 31, 2021. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2022 and December 31, 2021:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$54,445	$(370)	$54,075	$—	$—	$54,075
Commercial counterparties	4,434	—	4,434	—	—	4,434
Total	$58,879	$(370)	$58,509	$—	$—	$58,509

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(7,010)	$(17,930)	$(24,940)	$37,453	$11,079	$23,592
Commercial counterparties	(51,901)	—	(51,901)	—	—	(51,901)
Total	$(58,911)	$(17,930)	$(76,841)	$37,453	$11,079	$(28,309)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$2,223	$(75)	$2,148	$—	$—	$2,148
Commercial counterparties	76,809	—	76,809	—	—	76,809
Total	$79,032	$(75)	$78,957	$—	$—	$78,957

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(78,146)	$44,814	$(33,332)	$34,896	$43,694	$45,258
Commercial counterparties	(2,461)	—	(2,461)	—	—	(2,461)
Total	$(80,607)	$44,814	$(35,793)	$34,896	$43,694	$42,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2022, lease expiration dates ranged from 1 month to 18 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$52,594	$52,180
Finance lease right-of-use assets	Premises and equipment, net	6,413	6,674
Total Lease Right-of-Use Assets		$59,007	$58,854

Lease Liabilities
Operating lease liabilities	Other liabilities	$55,988	$55,674
Finance lease liabilities	Other liabilities	9,587	9,862
Total Lease Liabilities		$65,575	$65,536

Supplemental information related to leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.3	9.5
Finance leases	12.3	12.8

Weighted-Average Discount Rate
Operating leases	2.60%	2.77%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2022 was $2.6 million. Lease expense for operating leases for the six months ended June 30, 2022 was $5.1 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2021 was $2.9 million. Lease expense for operating leases for the six months ended June 30, 2021 was $5.7 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,533	$2,668
Operating cash flows from finance leases	120	126
Financing cash flows from finance leases	138	131

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,149	$5,911
Operating cash flows from finance leases	240	253
Financing cash flows from finance leases	276	263

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2022:

(In thousands)	Operating Leases	Finance Leases
2022	$5,002	$514
2023	9,825	1,037
2024	8,243	1,037
2025	6,271	1,037
2026	5,046	1,037
Thereafter	28,796	8,187
Total undiscounted lease payments	63,183	12,849
Less amounts representing interest	(7,195)	(3,262)
Lease liability	$55,988	$9,587

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

Beginning in March 2020, the Company offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of June 30, 2022, the Company had 7 active modified loans outstanding with a carrying value of $13.4 million. As of December 31, 2021, the Company had 19 active modified loans outstanding with a carrying value of $14.4 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act expired on December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2022	December 31, 2021	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	16.1%	17.3%	8.0%
Common equity tier 1 capital to risk-weighted assets	12.9	15.0	4.5
Tier 1 capital to risk-weighted assets	13.2	15.3	6.0
Tier 1 capital to average assets	10.2	10.5	4.0

	June 30, 2022	December 31, 2021	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	14.1%	15.9%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	13.1	14.8	4.5	6.5
Tier 1 capital to risk-weighted assets	13.1	14.8	6.0	8.0
Tier 1 capital to average assets	10.2	10.1	4.0	5.0

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

At June 30, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2022 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Other accumulated comprehensive income, before tax:
Net unrealized holding loss on AFS securities	$(163,666)	$(1,806)
Net unrealized holding (loss) on pension plans	(2,518)	(2,518)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	42,511	407
Net unrealized tax benefit on pension plans	674	674
Accumulated other comprehensive loss	$(122,999)	$(3,243)

The following table presents the components of other comprehensive (loss) for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(60,481)	$15,723	$(44,758)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(60,487)	15,725	(44,762)
Other comprehensive (loss)	$(60,487)	$15,725	$(44,762)

Three Months Ended June 30, 2021
Net unrealized holding loss on AFS securities:
Net unrealized gains arising during the period	$5,394	$(1,343)	$4,051
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	5,394	(1,343)	4,051
Other comprehensive income	$5,394	$(1,343)	$4,051

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(161,854)	$42,102	$(119,752)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(161,860)	42,104	(119,756)
Other comprehensive (loss)	$(161,860)	$42,104	$(119,756)

Six Months Ended June 30, 2021
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(21,619)	$5,520	$(16,099)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(21,619)	5,520	(16,099)
Other comprehensive (loss)	$(21,619)	$5,520	$(16,099)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Net unrealized holding loss on AFS Securities	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2022
Balance at Beginning of Period	$(76,392)	$(1,845)	$(78,237)
Other comprehensive loss before reclassifications	(44,758)	—	(44,758)
Less: amounts reclassified from accumulated other comprehensive (loss)	4	—	4
Total other comprehensive (loss)	(44,762)	—	(44,762)
Balance at End of Period	$(121,154)	$(1,845)	$(122,999)

Three Months Ended June 30, 2021
Balance at Beginning of Period	$13,308	$(2,587)	$10,721
Other comprehensive gain before reclassifications	4,051	—	4,051
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—
Total other comprehensive income	4,051	—	4,051
Balance at End of Period	$17,359	$(2,587)	$14,772

Six Months Ended June 30, 2022
Balance at Beginning of Period	$(1,398)	$(1,845)	$(3,243)
Other comprehensive loss before reclassifications	(119,752)	—	(119,752)
Less: amounts reclassified from accumulated other comprehensive income	4	—	4
Total other comprehensive (loss)	(119,756)	—	(119,756)
Balance at End of Period	$(121,154)	$(1,845)	$(122,999)

Six Months Ended June 30, 2021
Balance at Beginning of Period	$33,458	$(2,587)	$30,871
Other comprehensive loss before reclassifications	(16,099)		(16,099)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive (loss)	(16,099)	—	(16,099)
Balance at End of Period	$17,359	$(2,587)	$14,772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021:

Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2022	2021	is Presented
Realized gains on AFS securities:
	$6	$—	Non-interest income
	—	—	Retained earnings
	(2)	—	Tax expense
	4	—	Net of tax

Total reclassifications for the period	$4	$—	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2022	2021	is Presented
Realized gains on AFS securities:
	$6		Non-interest income
	(2)	—	Tax expense
	4	—	Net of tax

Total reclassifications for the period	$4	$—	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$23,115	$21,636	$43,311	$34,667

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	5,247	822	4,375	885
Less: average number of unvested stock award shares	838	760	795	691
Average number of basic shares outstanding	45,818	50,321	46,733	50,327
Plus: dilutive effect of unvested stock award shares	283	280	337	257
Plus: dilutive effect of stock options outstanding	1	7	4	4
Average number of diluted shares outstanding	46,102	50,608	47,074	50,588

Basic earnings per common share:	$0.50	$0.43	$0.93	$0.69
Diluted earnings per common share:	$0.50	$0.43	$0.92	$0.69

For the three months ended June 30, 2022, 555 thousand shares of unvested restricted stock and 74 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2022, 445 thousand shares of unvested restricted stock and 75 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended June 30, 2021, 480 thousand shares of unvested restricted stock and 96 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2021, 434 thousand shares of unvested restricted stock and 94 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2022 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2021	710	$20.16	80	$25.21
Granted	314	28.86	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(1)	23.30
Stock awards vested	(111)	22.22	—	—
Forfeited	(51)	26.43	—	—
Expired	—	—	(6)	24.30
June 30, 2022	862	$23.07	73	$25.31

During the three and six months ended June 30, 2022, proceeds from stock option exercises totaled $25 thousand. During the three and six months ended June 30, 2021, proceeds from stock option exercises totaled $55 thousand and $124 thousand, respectively. During the three and six months ended June 30, 2022, there were 63 thousand and 111 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2021, there were 35 thousand and 79 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.1 million and $1.6 million during the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense totaled $3.9 million and $2.3 million during the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$7,040	$7,040
Securities available for sale:
U.S Treasuries	—	99,849	—	99,849
Municipal bonds and obligations	—	65,163	—	65,163
Agency collateralized mortgage obligations	—	626,387	—	626,387
Agency residential mortgage-backed securities	—	606,777	—	606,777
Agency commercial mortgage-backed securities	—	256,464	—	256,464
Corporate bonds	—	38,359	4,020	42,379
Marketable equity securities	13,499	655	—	14,154
Loans held for investment at fair value	—	—	1,049	1,049
Loans held for sale	—	1,062	—	1,062
Derivative assets	—	58,616	44	58,660
Capitalized servicing rights	—	—	1,906	1,906
Derivative liabilities	—	77,073	—	77,073

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,354	$8,354
Securities available for sale:
U.S Treasuries	—	59,973	—	59,973
Municipal bonds and obligations	—	77,177	—	77,177
Agency collateralized mortgage obligations	—	688,336	—	688,336
Agency residential mortgage-backed securities	—	705,859	—	705,859
Agency commercial mortgage-backed securities	—	300,580	—	300,580
Corporate bonds	—	41,630	4,030	45,660
Marketable equity securities	14,798	655	—	15,453
Loans held for investment at fair value	—	—	1,200	1,200
Loans held for sale	—	6,110	—	6,110
Derivative assets	—	79,270	258	79,528
Capitalized servicing rights	—	—	1,966	1,966
Derivative liabilities	—	35,194	—	35,194

There were no transfers between levels during the three and six months ended June 30, 2022.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2022.

			Aggregate Fair Value
June 30, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,049	$20,603	$(19,554)

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,200	$31,430	$(30,230)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$1,062	$1,039	$23

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$6,110	$5,926	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three and six months ended June 30, 2022, were gains of $14 thousand and losses of $161 thousand, respectively. During the three and six months ended June 30, 2022, originations of loans held for sale totaled $2.7 million and $10.1 million, respectively. During the three and six months ended June 30, 2022, sales of loans originated for sale totaled $2.0 million and $15.1 million, respectively.

The changes in fair value of loans held for sale for the three and six months ended June 30, 2021, were losses of $240 thousand and $234 thousand, respectively. During the three and six months ended June 30, 2021, originations of loans held for sale totaled $16.3 million and $60.4 million, respectively. During the three and six months ended June 30, 2021, sales of loans originated for sale totaled $20.3 million and $68.3 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2022
March 31, 2022	$7,798	$4,020	$1,197	$18	$7	$1,786
Unrealized (loss)/gain, net recognized in other non-interest income	(556)	—	259	60	11	120
Unrealized gain included in accumulated other comprehensive income	—	—	—	—	—	—
Paydown of asset	(202)	—	(407)	—	—	—
Transfers to held for sale loans	—	—	—	(52)	—	—
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906
Six Months Ended June 30, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(910)	—	468	130	(116)	(60)
Unrealized (loss) included in accumulated other comprehensive income	—	(10)	—	—	—	—
Paydown of asset	(404)	—	(619)	—	—	—
Transfers to held for sale loans	—	—	—	(228)	—	—
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906

Unrealized gain relating to instruments still held at June 30, 2022	$(436)	$20	$—	$26	$18	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2021
March 31, 2021	$9,350	$—	$1,448	$185	$326	$2,968
Unrealized (loss)/gain, net recognized in other non-interest income	(305)	—	187	430	(234)	(612)
Paydown of asset	(192)	—	(375)	—	—	—
Transfers to held for sale loans	—	—	—	(354)	—	—
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356

Six Months Ended June 30, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturity of AFS security	—	(15,000)	—	—	—	—
Unrealized gain, net recognized in other non-interest income	(471)	—	601	—	(228)	—
Unrealized gain/(loss), net recognized in other non-interest income	—	—	—	1,248	—	(677)
Paydown of asset	(384)	—	(1,606)	—	—	—
Transfers to held for sale loans	—	—	—	(1,722)	—	—
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356

Unrealized gains relating to instruments still held at June 30,2021	$581	$—	$—	$261	$92	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$7,040	Discounted Cash Flow	Discount Rate	4.32%
AFS Securities	4,020	Indication from Market Maker	Price	101.00%
Loans held for investment	1,049	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3 - $22.2
Commitments to lend	26	Historical Trend	Closing Ratio	83.49%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	18	Historical Trend	Closing Ratio	83.49%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,906	Discounted cash flow	Constant Prepayment Rate (CPR)	12.26%
			Discount Rate	9.04%
Total	$14,059

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$8,354	Discounted Cash Flow	Discount Rate	3.35%
AFS Securities	4,030	Indication from Market Maker	Price	101.00%
Loans held for investment	1,200	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3- $19.8
Commitments to lend	124	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	134	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,966	Discounted Cash Flow	Constant Prepayment Rate (CPR)	19.41%
			Discount Rate	9.50%
Total	$15,808

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

	June 30, 2022	December 31, 2021	Fair Value Measurement Date as of June 30, 2022
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$3,026	$12,482	June 2022
Capitalized servicing rights	12,510	14,056	June 2022
Total	$15,536	$26,538

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$3,026	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 15.31% ((49.34)%)
			Appraised Value	$0 to $734 ($485)
Capitalized servicing rights	12,510	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.90% to 13.24% (10.99%)
			Discount Rate	9.09% to 11.74% (10.80%)
Total	$15,536
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2022 and December 31, 2021.

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

	June 30, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$871,017	$871,017	$871,017	$—	$—
Trading security	7,040	7,040	—	—	7,040
Marketable equity securities	14,154	14,154	13,499	655	—
Securities available for sale	1,697,019	1,697,019	—	1,692,999	4,020
Securities held to maturity	602,611	544,065	—	541,695	2,370
FHLB bank stock and restricted securities	9,365	N/A	N/A	N/A	N/A
Net loans	7,704,430	7,708,139	—	—	7,708,139
Loans held for sale	1,062	1,062	—	1,062	—
Accrued interest receivable	36,203	36,203	—	36,203	—
Derivative assets	58,660	58,660	—	58,616	44
Financial Liabilities
Total deposits	$10,114,664	$10,087,181	$—	$10,087,181	$—
Short-term debt	50,000	49,996	—	49,996	—
Long-term Federal Home Loan Bank advances and other	8,542	7,214	—	7,214	—
Subordinated borrowings	195,659	190,048	—	190,048	—
Derivative liabilities	77,073	77,073	—	77,073	—

	December 31, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,627,807	$1,627,807	$1,627,807	$—	$—
Trading security	8,354	8,354	—	—	8,354
Marketable equity securities	15,453	15,453	14,798	655	—
Securities available for sale and other	1,877,585	1,877,585	—	1,873,555	4,030
Securities held to maturity	636,503	647,236	—	644,497	2,739
FHLB bank stock and restricted securities	10,800	N/A	N/A	N/A	N/A
Net loans	6,719,753	6,850,975	—	—	6,850,975
Loans held for sale	6,110	6,110	—	6,110	—
Accrued interest receivable	33,534	33,534	—	33,534	—
Derivative assets	79,528	79,528	—	79,270	258
Financial Liabilities
Total deposits	$10,068,953	$10,073,217	$—	$10,073,217	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	13,331	13,053	—	13,053	—
Subordinated borrowings	97,513	95,006	—	95,006	—
Derivative liabilities	35,194	35,194	—	35,194	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER BENEFIT/PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$81,358	$75,393	$150,421	$150,486
(Benefit)/provision for credit losses	—	—	(4,000)	6,500
Net interest after provision for credit losses	$81,358	$75,393	$154,421	$143,986

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.50	$0.43	$0.92	$0.69
Adjusted earnings per common share, diluted (1)(2)	0.51	0.44	0.94	0.75
Net income, (thousands)	23,115	21,636	43,311	34,667
Adjusted net income, (thousands) (1)(2)	23,562	22,104	44,351	38,119
Total common shares outstanding, (thousands)	45,788	50,453	45,788	50,453
Average diluted shares, (thousands)	46,102	50,608	47,074	50,588
Total book value per common share	22.15	23.30	22.15	23.30
Tangible book value per common share (2)	21.56	22.66	21.56	22.66
Dividends per common share	0.12	0.12	0.24	0.24
Full-time equivalent staff, continuing operations	1,322	1,417	1,322	1,417

PERFORMANCE RATIOS (3)
Return on equity	7.82%	7.37%	7.31%	5.95%
Adjusted return on equity (1)(2)	7.97	7.53	7.49	6.54
Return on tangible common equity (1)(2)	8.33	7.92	7.81	6.46
Adjusted return on tangible common equity (1)(2)	8.48	8.08	7.99	7.07
Return on assets	0.82	0.70	0.76	0.56
Adjusted return on assets (1)(2)	0.84	0.71	0.78	0.61
Net interest margin, fully taxable equivalent (FTE) (4)(5)	3.11	2.62	2.86	2.62
Efficiency ratio (1)(2)	66.60	67.82	69.48	69.60

FINANCIAL DATA (in millions, end of period)
Total assets	$11,579	$12,273	$11,579	$12,273
Total earning assets	10,849	11,571	10,849	11,571
Total loans	7,803	7,233	7,803	7,233
Total deposits	10,115	9,914	10,115	9,914
Loans/deposits (%)	77%	73%	77%	73%

ASSET QUALITY
Allowance for credit losses, (millions)	$99	$119	$99	$119
Net charge-offs, (millions)	—	(5)	(3)	(15)
Net charge-offs (QTD annualized)/average loans	0.02%	0.26%	0.08%	0.39%
Provision (benefit)/expense, (millions)	$—	$—	$(4)	$7
Non-accruing loans/total loans	0.34%	0.66%	0.34%	0.66%
Allowance for credit losses/non-accruing loans	368	250	368	250
Allowance for credit losses/total loans	1.27	1.65	1.27	1.65

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.9%	14.3%	12.9%	14.3%
Tier 1 capital leverage ratio	10.2	9.5	10.2	9.5
Tangible common shareholders' equity/tangible assets (2)	8.5	9.3	8.5	9.3

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FOR THE PERIOD: (In thousands)
Net interest income	$81,358	$75,393	$150,421	$150,486
Non-interest income	16,351	22,011	37,032	48,204
Net revenue	97,709	97,404	187,453	198,690
(Benefit)/provision for credit losses	—	—	(4,000)	6,500
Non-interest expense	68,475	68,872	137,025	147,026
Net income	23,115	21,636	43,311	34,667
Adjusted income (1)(2)	23,562	22,104	44,351	38,116
____________________________________________________________________________________________
(1)  Adjusted measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions and restructuring activities. Refer to "Reconciliation of Non-GAAP Financial Measures" for additional information.
(2)     Non-GAAP financial measure. Refer to "Reconciliation of Non-GAAP Financial Measures" for additional information.
(3)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(4) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended June 30, 2022 and 2021 was 0.03% and 0.08%, respectively. The increase for the six months ended June 30, 2022 and 2021 was 0.03% and 0.06%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,831	3.79%	$3,625	3.46%	$3,741	3.57%	$3,628	3.37%
Commercial and industrial loans	1,447	4.46	1,605	4.74	1,410	4.30	1,735	4.68
Residential mortgages	1,652	3.57	1,604	3.79	1,545	3.57	1,672	3.75
Consumer loans	562	5.41	582	3.80	538	4.82	608	3.80
Total loans (1)	7,492	3.99	7,416	3.84	7,234	3.80	7,643	3.78
Investment securities (2)	2,621	1.97	2,259	2.17	2,635	1.96	2,227	2.27
Short-term investments & loans held for sale (3)	476	0.57	1,750	0.10	837	0.37	1,551	0.11
Mid-Atlantic region loans held for sale (4)	—	—	269	3.96	—	—	282	4.03
Total interest-earning assets	10,589	3.34	11,694	2.96	10,706	3.08	11,703	3.01
Intangible assets	27		33		28		33
Other non-interest earning assets	644		690		642		707
Total assets	$11,260		$12,417		$11,376		$12,443

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,454	0.12%	$1,389	0.07%	$1,455	0.08%	$1,357	0.11%
Money market	2,811	0.19	2,751	0.18	2,841	0.17	2,776	0.23
Savings	1,127	0.03	1,054	0.05	1,122	0.03	1,029	0.06
Time	1,460	0.64	2,013	0.94	1,542	0.67	2,140	1.03
Total interest-bearing deposits	6,852	0.24	7,207	0.35	6,960	0.24	7,302	0.42
Borrowings and notes (5)	160	4.61	381	3.12	132	4.91	441	2.95
Mid-Atlantic region interest-bearing deposits (4)	—	—	517	0.51	—	—	517	0.56
Total interest-bearing liabilities	7,012	0.34	8,105	0.49	7,092	0.33	8,260	0.56
Non-interest-bearing demand deposits	2,903		2,787		2,935		2,662
Other non-interest earning liabilities	163		351		164		355
Liabilities from discontinued operations	—		—		—		—
Total liabilities	10,078		11,243		10,191		11,277

Total common shareholders' equity	1,182		1,174		1,185		1,166
Total shareholders’ equity (2)	1,182		1,174		1,185		1,166
Total liabilities and stockholders’ equity	$11,260		$12,417		$11,376		$12,443

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.00%		2.47%		2.75%		2.45%
Net interest margin (6)		3.11		2.62		2.86		2.62
Cost of funds		0.24		0.36		0.23		0.42
Cost of deposits		0.17		0.25		0.17		0.31

Supplementary data
Total deposits (In millions)	$9,755		$9,994		$9,895		$9,964
Fully taxable equivalent income adj. (In thousands) (7)	1,560		1,660		3,084		3,154
____________________________________
(1)     The average balances of loans include nonaccrual loans and deferred fees and costs. As of June 30, 2022, deferred fees related to PPP loans was not considered material. As of June 30, 2021, deferred fees related to PPP loans totaled $0.2 million.
(2)     The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)     Interest income on loans held for sale is included in loan interest income on the income statement.
(4)    The Bank sold its Mid-Atlantic branch operations and insurance operations in the third quarter of 2021. The Mid-Atlantic region loans are not included in the loan yields; however they are included in the total earning assets yield and the net interest margin. The Mid-Atlantic region deposits are not included in the deposit costs; however, they are included in the total interest-bearing liabilities cost and the net interest margin.
(5)     The average balances of borrowings include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(6)     Purchase accounting accretion totaled $0.7 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. Purchase accounting accretion totaled $1.5 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively.
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

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Expense adjustments in 2021 were primarily related to branch consolidations. Net losses on securities in 2022 were primarily due to unrealized equity securities losses due to changes in market conditions.

Management believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
GAAP Net income		$23,115	$21,636	$43,311	$34,667
Adj: Net losses on securities (1)		973	484	1,718	515
Adj: Restructuring and other expense		35	6	53	3,492
Adj: Income taxes		(561)	(22)	(731)	(555)
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$23,562	$22,104	$44,351	$38,119

GAAP Total revenue		$97,709	$97,404	$187,453	$198,690
Adj: Losses on securities, net (1)		973	484	1,718	515
Total operating revenue (non-GAAP) (2)	(B)	$98,682	$97,888	$189,171	$199,205

GAAP Total non-interest expense		$68,475	$68,872	$137,025	$147,026
Less: Total non-operating expense (see above)		(35)	(6)	(53)	(3,492)
Operating non-interest expense (non-GAAP) (2)	(C)	$68,440	$68,866	$136,972	$143,534

(In millions, except per share data)
Total average assets	(D)	$11,260	$12,417	$11,376	$12,442
Total average shareholders’ equity	(E)	1,182	1,174	1,185	1,166
Total average tangible shareholders’ equity (2)	(F)	1,155	1,141	1,157	1,133
Total average tangible common shareholders' equity (2)	(G)	1,155	1,141	1,157	1,133
Total tangible shareholders’ equity, period-end (2)(3)	(H)	987	1,143	987	1,143
Total tangible common shareholders' equity, period-end (2)(3)	(I)	987	1,143	987	1,143
Total tangible assets, period-end (2)(3)	(J)	11,552	12,241	11,552	12,241
Total common shares outstanding, period-end (thousands)	(K)	45,788	50,453	45,788	50,453
Average diluted shares outstanding (thousands)	(L)	46,102	50,608	47,074	50,588

Earnings per common share, diluted		$0.50	$0.43	$0.92	$0.69
Adjusted earnings per common share, diluted (2)	(A/L)	0.51	0.44	0.94	0.75
Book value per common share, period-end		22.15	23.30	22.15	23.30
Tangible book value per common share, period-end (2)	(I/K)	21.56	22.66	21.56	22.66
Total shareholders' equity/total assets		8.76	9.57	8.76	9.57
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.54	9.34	8.54	9.34

Performance ratios (4)
GAAP return on equity		7.82%	7.37%	7.31%	5.95%
Adjusted return on equity (2)	(A/E)	7.97	7.53	7.49	6.54
Return on tangible common equity (2)(5)		8.33	7.92	7.81	6.46
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	8.48	8.08	7.99	7.07
GAAP return on assets		0.82	0.70	0.76	0.56
Adjusted return on assets (2)	(A/D)	0.84	0.71	0.78	0.61
Efficiency ratio (2)	(C-O)/(B+M+P)	66.60	67.82	69.48	69.60

(in thousands)
Supplementary data (In thousands)
Tax benefit on tax-credit investments (6)	(M)	$595	$79	$1,191	$120
Non-interest income charge on tax-credit investments (7)	(N)	(351)	(175)	(708)	(207)
Net income on tax-credit investments	(M+N)	244	(96)	483	(87)

Intangible amortization	(O)	1,286	1,297	2,572	2,616
Fully taxable equivalent income adjustment	(P)	1,560	1,660	3,084	3,154
_________________________________________________________________________________________
(1)     Net securities losses for the periods ending June 30, 2022 and 2021 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2022 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. References to loan categories in the financial statements are based on collateralization.

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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”). Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. The Bank seeks to transform what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being a leading socially responsible omni-channel community bank in New England and beyond. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $11.6 billion in assets and operates 105 branch offices in New England and New York.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our outlook for earnings, net interest margin, fees, expenses, tax rates, capital and liquidity levels and other matters regarding or affecting Berkshire and its future business or operations. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “outlook,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Such statements further include statements about expectations regarding inflation and interest rates, economic activity, supply chains, the Russian invasion of Ukraine, market conditions, and stock repurchases.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market, legislative and regulatory change, changes in the financial markets, the effects of the COVID-19 pandemic, including impacts on the Company, its customers, and the communities where it operates, international conflict in Europe and elsewhere, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

SUMMARY

Berkshire’s revenue and earnings advanced in the most recent quarter as the Company has begun to generate improved growth and profitability under its BEST strategic plan which was initiated at midyear 2021. Results have also benefited from a strong credit environment and from market interest rate increases which began after the start of 2022. The Company’s interest rate risk profile is positioned to benefit earnings from further interest rate increases expected by the markets through the rest of the year.

The BEST plan targeted getting better before getting bigger, and this was a primary focus in the second half of 2021 as various expense and profitability initiatives were undertaken and less strategic operations were ended, including the sale of Mid-Atlantic branch operations and insurance operations in the third quarter of 2021. The refocus on core markets and operations and the reinvestment of resources into frontline bankers and technology contributed to the resumption of loan growth in 2022. Share repurchases over the last year to return excess capital to shareholders produced a 9% decrease in outstanding shares over the last twelve months, which has further supported growth in per share earnings and return on equity.

Earnings per share (on a diluted basis) increased year-over-year by 16% to $0.50 in the second quarter and by 33% to $0.92 in the first half of the year. The key profitability metrics tracked by the Company under its BEST plan improved year-over-year in the second quarter. Second quarter 2022 return on assets measured 0.82% and return on tangible common equity measured 8.3%. The measure of pre-tax pre-provision net revenue increased year-over-year by 2% and totaled $117 million on an annualized basis in the most recent quarter.

Second quarter 2022 financial highlights are shown below. Comparisons are year-over-year unless otherwise noted:

•16% increase in EPS
•Broad-based increase in total loans since year-end 2021 based on both end-of-period and average balances
•3.11% net interest margin, increased from 2.62%
•8% increase in net interest income
•1% decrease in non-interest expense (generally stable over last five quarters)
•0.02% net charge-offs/average loans
•0.25% non-performing assets/assets – sixth sequential quarterly improvement
•$100 million investment grade subordinated debt issuance - first Sustainability Bond issued by a public U.S. community bank
•9% reduction in period-end shares outstanding year-over-year reflecting stock buybacks

Credit metrics remained strong and improving, and earnings benefited from a release of the credit loss allowance in the first quarter of 2022, and no provision expense in the most recent quarter. The allowance continues to provide comparatively strong coverage of the loan portfolio. The Company’s balance sheet positioning includes:

•Significant liquidity available through short and long term investments and off-balance sheet sources. Loans/deposits measured 77% at midyear
•Positive asset sensitivity to rising interest rates, with a 4% modeled benefit to first year net interest income compared to a static scenario in the event of a 100 basis point upward shock to net interest income
•Stock repurchase plan approved for up to $140 million in repurchases, with $84 million completed in the first half of 2022
•Strong regulatory capital metrics, with a 12.9% period-end common equity tier 1 capital ratio

During the second quarter of 2022, Moody’s Investors Service assigned first time issuer ratings with an investment grade rating of Baa3 to Berkshire Hills Bancorp and Berkshire Bank, with a positive outlook. Moody’s assigned an A3 long-term deposit rating to the Bank. Also, in the second quarter, KBRA (Kroll Bond Rating Agency) affirmed senior unsecured investment grade ratings of BBB for Berkshire Hills Bancorp and BBB+ for Berkshire Bank, with a stable outlook. KBRA affirmed a BBB+ deposit rating for the Bank. In conjunction with the issuance of its subordinated Sustainability Bond, the Company implemented its Sustainable Financing Framework, which received a favorable rating from Sustainalytics, a leading ESG ratings firm.

In accordance with its BEST plan, Berkshire continued recruiting front line bankers and developing technology initiatives in the first half of 2022. The Company continues to promote employees from within the organization and to bring on board knowledgeable bankers to deepen long-term relationships with its customers. Berkshire Bank recently announced an expanded partnership with fintech Narmi to create a best-in-class digital banking experience for consumers and small businesses, which is targeted for implementation in 2023. For more information about the BEST plan, please see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s most recent report on Form 10-K.

Since year-end 2021, inflation has continued to accelerate, reaching 9.1% for the twelve months ended June 2022. In response, the Federal Reserve Bank has embarked on monetary tightening policies, resulting in increased interest rates. The Federal Reserve has indicated that further tightening is anticipated.

As of July 28, 2022, GDP was reported as declining for the first two quarters of 2022. Business conditions remained relatively favorable through midyear 2022 in the Company’s markets. The Company is pursuing its plans for growth under its BEST plan based on its favorable niche in a consolidating regional market and its distinctive strategy based on its DigitouchSM approach to customer engagement and its community service message that where you bank matters.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND DECEMBER 31, 2021

Summary: Total assets were unchanged at $11.6 billion at midyear 2022, compared to year-end 2021. A $1.0 billion increase in loans was funded by a $0.8 billion reduction in cash and equivalents and a $0.2 billion reduction in investment securities. Cash and cash equivalents decreased to 8% of assets from 14%. Major measures of asset quality continued to strengthen and generally were improved over pre-pandemic levels.

Total deposits were stable and the loan/deposit ratio increased to 77% from 68%.

Berkshire issued an investment grade rate $100 million subordinated note offering which was the first public community bank Sustainability Bond issued in the U.S. Shareholders’ equity decreased by $168 million including the impact of $120 million in after-tax unrealized bond losses and $84 million in common stock repurchases. The ratio of tangible common equity to tangible assets decreased to 8.5% from 10.0%. The ratio of common equity tier one capital to risk weighted assets decreased to 12.9% from 15.0%. The Company views its liquidity and capital, including the contribution of retained earnings, as well positioned to support ongoing organic growth and shareholder distributions.

Sustainability Bond Issuance: On June 30, 2022, Berkshire completed the sale at par of $100 million in subordinated notes bearing interest at a fixed rate of 5.5% for the first five years. The notes will then reset quarterly to a floating rate per annum equal to a benchmark rate which is expected to be the Three-Month Term SOFR, plus 249 basis points. The notes have a ten year final maturity and generally may be called at par after five years. The Company has $75 million in existing subordinated notes bearing interest at 6.875% which are callable at par on September 28, 2022, which the Company intends to call.

Berkshire is the first public U.S. community bank holding company with under $150 billion in total assets to issue a Sustainability Bond. The Company intends to use an amount equal to the net proceeds of its sustainability bond issuance to finance or refinance new or existing social and environmental projects consistent with its Sustainable Financing Framework. Sustainalytics, a Morningstar Company, and the global leader in high-quality ESG research, ratings, and data, has independently verified that Berkshire’s Sustainable Financing Framework" is credible and impactful and in alignment with” International Capital Market Association (ICMA) guidelines and principles.

Investments: The portfolio of investment securities decreased by $219 million, or 9%, to $2.33 billion during the first half of the year primarily due to the decrease in the fair value of available for sale securities resulting from interest rate increases in the first half of 2022. The unrealized loss on securities available for sale increased from $4 million, or 0.2% of book value, at year-end 2021 to $165 million, or 8.9% of book value, at midyear 2022. The average life of the bond portfolio increased to 6.5 years from 4.6 years due primarily to slower prepayments of mortgage related securities in the rising rate environment. The investment portfolio is viewed as a significant source of liquidity for the Bank, as 93% of the $1.7 billion available for sale portfolio consists of Agency mortgage related products and Treasury notes. The investment portfolio yield was 1.97% in the second quarter of 2022, which was down from 2.04% in the fourth quarter of 2021, including the impact of treasury securities held pending planned loan growth.

Loans: Total loans increased by $978 million, or 14%, to $7.8 billion in the first half of 2022, including 7% growth in each of the two quarters. This increase offset attrition in the second half of 2021, with the result that second quarter average loans increased by 1% year-over-year. Loans increased in all major categories as a result of the Company’s BEST initiatives in the second half of 2021 which included stronger production from frontline bankers, talent recruitment, and channel expansion. Prepayments slowed in the rising rate environment. The Company anticipates that loan growth may moderate in the second half of the year compared to the first half.

Commercial real estate loans increased in the first half by $322 million, or 9%, including a $116 million increase in multifamily loans and a $171 million increase in non-owner occupied property loans. Commercial and industrial loans grew by $141 million, or 11%, which was driven by increased asset-based lending which reflected both account growth and higher line usage. The Company continues to maintain its commercial underwriting standards and growth is managed within a detailed system of hold limits based on industry and loan type. Variable rate loan underwriting includes a test of debt service coverage for up to a 300 basis point upward interest rate shock, and many commercial borrowers use interest rate swaps to reduce the risk of rising interest rates. After the end of the most recent quarter, the Company announced that it will cease originating new loans in its Firestone Financial specialty lending operation and allow the portfolio to run-off. This was a strategic decision in the context of Berkshire’s BEST plan to focus on core markets and products. The Firestone portfolio stood at $165 million at midyear 2022 and continues to have strong credit performance in line with its long history.

Residential mortgage loans increased by $427 million, or 31%, in the first half of the year. In accordance with its BEST initiative, Berkshire invested in expanding its retail originations team and its correspondent platform. The Company also purchased residential mortgages from area lenders. Most mortgage originations were held for investment; the Company targets to expand the retail origination of loans held for sale in the second half of the year.

Consumer loans increased by $87 million, or 17%, in the first half of the year. Growth was driven by consumer unsecured loans originated through the Company’s partnership with the fintech Upstart. This portfolio totaled $152 million at midyear, and most of these loans were originated during the first half of the year and were generally subject to the Company’s prime underwriting standards. In July 2022 the Company announced that, due to the prevailing economic uncertainty, it will cease new originations through this partnership. Credit performance of this portfolio has exceeded the Company’s expectations.

The yield on the loan portfolio increased to 3.99% in the second quarter of 2022 from 3.76% in the fourth quarter of 2021 due primarily to the impact of rising interest rates on prime and LIBOR indexed loans. Loans repricing within three months totaled $3.3 billion, or 42% of total loans at midyear 2022. The Company anticipates that further increases in market interest rates will lead to higher loan yields in future periods.

Asset Quality and Credit Loss Allowance: Major asset quality metrics improved in the first half of 2022, with many metrics improving to better levels than pre-pandemic. Non-accruing loans decreased to 0.34% of total loans at midyear, totaling $27 million, of which $8 million was added in the first half of the year. Annualized net loan charge-offs declined to 0.02% of average loans in the most recent quarter. Accruing delinquent loans measured 0.55% of total loans at midyear, compared to 0.63% at year-end 2021. At midyear, accruing troubled debt restructurings totaled $9 million and accruing loans over 90 days delinquent totaled $7 million. Total criticized loans decreased to 2.7% of loans from 3.5% of loans, including classified loans which decreased to 2.0% of loans from 2.1% of loans. Classified loans include accruing substandard loans, which are regarded as potential problem loans and which remained unchanged at 1.6% of total loans.

The allowance for credit losses on loans decreased in the first half of 2022 to $99 million from $106 million. The ratio of the allowance to total loans decreased to 1.27% from 1.55%. This decline was primarily due to improvements in the qualitative factors of the allowance methodology mainly as a result of improved asset quality metrics. It also reflected a reduction in the potential losses from economic and social disruptions related to COVID-19 conditions. Considering loan and allowance balances, the magnitude of the improvement was most reflected in the allowances related to residential mortgages, commercial non-owner occupied property loans, multifamily loans, and construction loans. This was partially offset by higher consumer reserves related to the consumer unsecured lending during the period.

Deposits and Borrowings: Total deposits of $10.1 billion were unchanged at midyear 2022 compared to year-end 2021. A mix shift between NOW and money market balances was primarily due to the timing of payroll cycles as they affect the Company’s payroll deposit business. Payroll deposits totaled $1.3 billion at midyear 2022 compared to $1.0 billion at year-end 2021. The Company has been reducing its brokered deposits, which decreased to $113 million from $228 million on these respective dates. The Company evaluates its total deposits adjusted to exclude payroll and brokered deposits in evaluating its market activities. These adjusted deposits totaled $8.7 billion at midyear 2022, which was a 1% decrease from $8.8 billion at year-end 2021. This includes the impact of increased customer spending rates as well as market competition from higher yielding investment instruments in the rising interest rate environment. The cost of deposits decreased to 0.17% in the second quarter of 2022 from 0.19% in the fourth quarter of 2021. This included the benefit of maturing higher cost time deposits, including brokered deposits. The Company anticipates that further increases in market interest rates will lead to higher deposit costs in future periods. Borrowings increased primarily due to the subordinated note offering previously described. This offering was completed on June 30, 2022, and the proceeds were held in cash and cash equivalents at that date. The Company has a $75 million subordinated debt obligation bearing interest at 6.875% which becomes callable in September 2022. The Company expects to call this instrument at par after it becomes callable.

Derivative Financial Instruments: There were no material changes in the portfolio of outstanding derivative financial instruments, which totaled $3.8 billion in notional amount at period-end. The estimated fair value of these instruments was a liability of $18 million at period-end, which decreased from an asset of $43 million at year-end 2021 due to the impact of changes in interest rates on the value of outstanding commercial loan interest rate swaps.

Please see the Company’s most recent report on Form 10-K for additional information regarding the LIBOR transition.

Shareholders' Equity: Total shareholders’ equity decreased by $168 million, or 14%, to $1.01 billion during the first half of 2022. This included the impact of $84 million in stock repurchases pursuant to the Company’s $140 million authorized repurchase program, leaving $56 million in remaining repurchases authorized by year-end 2022.

Shareholders’ equity also decreased due to the impact of fair market value discounts on the available for sale securities portfolio as previously described. The after-tax impact of these charges totaled $120 million for the first six months of 2022, which was recorded to the accumulated other comprehensive loss component of shareholders’ equity. Of note, the charge for bond discounts is accreted back into equity as the related securities amortize over the 6.5 year average life of the related securities.

The Company’s 7.3% return on equity in the first half of 2022 partially offset the reductions described above, net of $0.12 per share in quarterly common dividends, which represented a 25% payout of first half earnings.

The 2022 first half decrease to 8.5% from 10.0% in the ratio of tangible common equity to tangible assets reflected the reduction in equity compared to stable assets. The charge to equity related to bond value discounts is not included as a component of the calculation of regulatory equity, which is the Company’s primary focus in capital management. The increase in loans in 2022 had an impact of increasing the regulatory measure of risk weighted assets. Including this impact, together with stock repurchase impact, the ratio of common equity tier one capital to risk weighted assets decreased to 12.9% from 15.0%. The Company monitors the impacts of rising rates, credit stress scenarios, and organic growth in assessing its capital adequacy and plans. The Company’s capital ratios were viewed by management as strong at midyear 2022. At that date, book value per share totaled $22.15 and tangible book value per share totaled $21.56.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

Summary: Berkshire’s second quarter net income increased year-over-year by 7% to $23 million. Net interest income increased by 8% year-over-year reflecting the Company’s BEST strategy to reinvest resources into balance sheet growth which has also benefited from the rising interest rate environment.

First half net income increased year-over-year by 25% to $43 million due primarily to a $7 million year-over-year improvement in first quarter results. This reflected a benefit recorded to the first quarter 2022 credit loss provision as well as a decline in non-interest expense from elevated costs in the first quarter of 2021.

On a per share basis, second quarter net income increased by 16% to $0.50. First half per share results increased by 33% to $0.92 per diluted share. Per share earnings benefited from share repurchases over these periods, with average diluted shares decreasing year-over-year by 9% in the second quarter and by 7% for the first half of the year.

Non-GAAP financial measures are discussed above in the section of "Non-GAAP Financial Measures". Quarterly adjusted EPS was $0.01 higher than GAAP results in 2021 and 2022 except for the first quarter of 2021, which had elevated restructuring charges. First half adjusted EPS increased by 25% to $0.94 in 2022.

Total second quarter net revenue was unchanged year-over-year at approximately $97.5 million, and second quarter non-interest expense decreased by 1% to $68.5 million. For the first half of the year, total revenue decreased by 6%, to $187 million and non-interest expense decreased by 7% to $137 million. Year-over-year changes in revenue and expense include the impact of insurance and branch operations sold near the end of the third quarter of 2021. The second quarter efficiency ratio in 2022 measured 66.6%, compared to 67.8% in 2021. The Company’s overall strategy is to reinvest expense savings into bankers and technology to support higher future revenue in the context of its BEST plan.

Net Interest Income: Second quarter net interest income increased year-over-year by 8%, to $81 million. First half net interest income was unchanged at $150 million in both years. Due primarily to loan runoff, this income decreased sequentially in the quarters following the second quarter of 2021, declining to $69 million in the first quarter of 2022 before rebounding in the most recent quarter due primarily to 2022 loan growth and market interest rate increases.

The net interest margin increased to 3.11% in the second quarter of 2022, compared to 2.62% in the second quarter of 2021. This reflected a 38 basis point improvement in the earning asset yield and a 12 basis point reduction in the cost of funds. The earning asset yield improvement reflected a 15 basis point improvement in the loan yield due primarily to rising interest rates, as well as the reduction in low yielding short-term investments. The cost of funds improvement was primarily due to reductions of higher cost wholesale funds, along with a shift in retail deposits from higher cost time accounts into other lower cost deposit accounts.

Second quarter 2022 net interest income increased by 18% over the linked quarter, mirroring the 19% quarter-over-quarter change in the net interest margin to 3.11% from 2.61%. Net interest income responded rapidly to the market rate increases, while also benefiting from stable deposit costs and from loan growth. At midyear 2022, the Company remained asset sensitive and was positioned to benefit from further increases in market interest rates in 2022 based on market forecasts. This is discussed below in Item 3 “Quantitative and Qualitative Disclosures About Market Risk”.

Non-Interest Income: Non-interest income decreased year-over-year by 26% to $16 million in the second quarter and by 23% to $37 million for the year-to-date. This decrease included the elimination of insurance revenue in 2022 following the sale of these operations in the third quarter of 2021. The decrease was also impacted by a decline in loan fees and revenues from elevated levels in 2021. Higher loan related revenues in 2021 included elevated SBA related income which benefited from pandemic related SBA program changes. 2021 first quarter results also benefited from PPP referral fees earned during the second round of the PPP loan program that operated in the first half of last year.

Despite the sale of the Mid-Atlantic branch operations in the third quarter of 2021, first half deposit related fees advanced year-over-year by 5%, and wealth management fees grew by 2%. Mortgage banking revenue declined as 2022 originations were mostly held for investment. Higher securities losses in 2022 primarily related to fair market value discounts on bond instruments held in mutual funds.

Provision for Credit Losses on Loans: There was no provision for credit losses on loans recorded in the second quarter of 2022 and 2021. As a result of first quarter activity, for six months the provision was a benefit of $4 million in 2022 and an expense of $6 million in 2021. The year-over-year improvement reflects the improved credit performance and outlook as previously discussed regarding the allowance for credit losses on loans. If significant recession conditions emerge, under the current expected credit losses methodology, the potential emergent future losses could be reflected in future provision expense.

Non-Interest Expense and Tax Expense: Non-interest expense decreased year-over-year by 1% to $68.5 million in the second quarter and by 7% to $137 million in the first half. First quarter 2021 expenses included $3 million in non-operating related restructuring charges, and $3 million in elevated professional services expense for legal, financial, and other advisory services related to management and board matters in that period. Excluding the above items, first half non-interest expense decreased by 2% year-over-year.

Expense spending in 2022 has benefited from branch consolidations and restructuring activities, as well as the sale of the Mid-Atlantic branch operations and insurance operations in the third quarter of 2021. Second quarter spending changes illustrate disciplined growth in compensation and technology expense which was offset by lower occupancy expense. This is in alignment with the BEST plan to reinvest savings from efficiency initiatives into bankers and technology. The Company is in the process of consolidating 5 of the current 105 branch offices during the second half of 2022, and is moving forward with plans to reduce other real estate properties as part of its hybrid workforce initiative to reduce occupancy costs in conjunction with its work from home initiatives.

Full-time equivalent staff totaled 1,322 positions at period-end, compared to 1,319 positions at the start of the 2022 and 1,505 positions at the start of 2021.

The first half effective tax rate was 20% in 2022 compared to 23% in 2021 and compared to 20% for the full year 2021. The higher rate in the first half of 2021 reflected a delay in the initiation of tax credit investments which benefited the tax rate in the second half of the year. The full year rate in 2021 included the impact of the pre-tax income from the sale of business operations in the third quarter. In 2022, higher pre-tax income in the first half relates to organic growth in earnings.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Total first half comprehensive income was a loss of $76 million in 2022, compared to income of $19 million in 2021, reflecting the impact in both periods of rising medium term interest rates on the bond portfolio.

Liquidity and Cash Flows: Please see ““Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Cash Flows” in the most recent report on Form10-K for a more expansive discussion of these topics.

For the first half of 2022, loan growth was the primary use of cash, which was primarily sourced from short-term investments and investment securities. The ratio of cash and cash equivalents decreased to 8% from 14% over this period. Cash included $100 million raised through the subordinated note offering at period-end. The Company expects to call its preexisting $75 million subordinated notes at par after they become callable.

Brokered deposits were reduced by $115 million in the first half, and had a $113 million remaining balance at midyear. The Company borrowed $50 million in FHLBB advances near the end of the period. Unused FHLBB borrowing availability stood at $1.3 billion at midyear. Cash at the parent company stood at $173 million at midyear 2022.

The Company continues to view itself as having sufficient liquidity with a high quality and liquid securities portfolio and well-positioned wholesale funding sources. The new Moody’s ratings introduced during the quarter, including the A3 long-term bank deposit rating, support Berkshire’s liquidity profile. The stability of deposit costs during the first half of the year has also been positive as an indicator of core funding stability in the Company’s markets.

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with Note 10 – Capital Ratios and Shareholders' Equity in the notes to the consolidated financial statements. Additional information about capital resources and regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K.

The Company’s BEST plan includes the optimization of capital, including reducing excess capital through organic growth and capital returns to shareholders. The operation of this plan was evidenced in the first half of the year through the 14% loan growth and $84 million in share repurchases. Capital optimization was also supported through the subordinated debt issuance, reducing the coupon compared to the present debt which is planned to be repaid later in 2022.

The Company primarily focuses on regulatory capital measures in assessing capital, including the common equity Tier 1 capital ratio. This ratio stood at 12.9% at midyear, compared to the general 11% target established in the BEST plan. Including its improved profitability, the Company continues to pursue its capital management goals within its BEST strategy. This also includes ongoing assessment of the shareholder cash dividend in relationship to earnings and to competitive practices.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and the Massachusetts Division of Banking. Increased distributions from the Company to shareholders require notice to and nonobjection from the Federal Reserve Bank.

CORPORATE RESPONSIBILITY UPDATE

Our Commitment to Environmental, Social, Governance (ESG) & Corporate Responsibility

Berkshire is committed to purpose-driven, community-centered banking that enhances value for all stakeholders as it pursues its vision of being a high-performing, leading socially responsible community bank in New England and beyond. Berkshire provides an ecosystem of socially responsible financial solutions, actively engages with its communities, and harnesses the power of its business to support the economy, empower financial access and success, and invest in a low-carbon future.

ESG factors are integral to our vision, mission, risk management practices, and Berkshire’s Exciting Strategic Transformation (BEST). Because our vision is to be a high-performing, leading socially responsible community bank in New England and beyond, we were one of the first banks in the country to establish a dedicated committee of our Board of Directors to oversee ESG matters and the a leader among community banks in integrating ESG standards into our business strategy and operations.

We continue to engage directly with our stakeholders to share information about the progress we’ve made in our ESG performance, including through our Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, our annual Corporate Responsibility Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics, details the Company's ESG efforts and programs.

Climate Change & Sustainability

Climate change poses unprecedented risks and opportunities to the world. Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks and impacts associated with climate change, and finance the transition will allow it to strengthen its positioning as a high-performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission as well as the size, scope, and complexity of its operations.

Key ESG & Corporate Responsibility Quarterly Developments

•Sustainability Bond: Berkshire completed the public offering and sale of its inaugural $100 million Sustainability Bond becoming the first U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond. The Company intends to use an amount equal to the amount of the offering to finance or refinance projects consistent with the Company’s Sustainable Financing Framework including renewable electricity generation; green buildings; renewable energy technology, storage and manufacturing; energy efficiency in commercial, residential and public buildings; affordable housing; workforce housing; and financial inclusion and access activities.

•BEST Community Comeback & Comeback Tour: Company executives completed visits to each of its markets across five states including every branch meeting with stakeholders to highlight its “BEST Community Comeback” commitment. The multi-year plan focuses on four key areas: fueling small businesses, community financing and philanthropy, financial access and empowerment, and funding environmental sustainability. As a result of the collective efforts of its employees, Berkshire is making steady progress towards the achievement of its goals. Additional information can be found at berkshirebank.com/comeback.

•Launch of the Center for Women, Wellness and Wealth: Berkshire launched the Center for Women, Wellness, and Wealth (CWWW) to provide tools that instill greater confidence and create a future for women enriched with financial stability, balance and growth. The Center, through partnerships with community organizations, specialized experts and thought leaders, will offer events on wellness and financial planning, philanthropic coaching and development support, and complimentary portfolio reviews through Berkshire Bank Wealth Management.

•Xtraordinary Day: The Company completed its signature Xtraordinary Day of service on June 8 during which the Bank closed its offices for the afternoon to give back to the community. This year, Berkshire Bank partnered with 39 non-profit organizations and over 1,000 Berkshire Bankers, 80% of the Company, invested the afternoon volunteering for 46 community projects across MA, NY, CT, RI, and VT. In total, employees contributed over 5,000 hours of service.

•Current ESG Performance: The Company maintained its top 22% performance in leading ESG indexes in the U.S. for its Environmental, Social and Governance (ESG) ratings. As of June 30, 2022 the Company has ratings of: MSCI ESG- BBB; ISS ESG Quality Score - Environment: 2, Social: 1, Governance: 2; and Bloomberg ESG Disclosure- 59.62. The Company is also rated by Sustainalytics. Berkshire’s increased score from Bloomberg moved it into the top ranking for U.S. banks.

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

ENTERPRISE RISK MANAGEMENT
Following sections of this report on Form 10-Q include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, loan review, and information security. Enterprise risk assessments are brought to the
Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management, Capital, and Compliance Committee. The high level corporate risk assessment includes the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting.

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

As of June 30, 2022, Berkshire’s balance sheet remained well-positioned for the forecast rising rate environment. Shown below is a chart of the modeled change in net interest income from a static base case in the event of interest rate shocks for the scenarios illustrated.

CHANGE IN NET INTEREST INCOME
	1-12 Months	13-24 Months
Parallel Interest Rate Shock – Basis Points	% Change	% Change
At June 30, 2022
+200	8.2%	12.4%
+100	4.0%	5.9%
-100	(8.2)%	(9.6)%
At December 31, 2021
+200	13.1%	16.1%
+100	5.6%	6.5%
-100	(0.1)%	(1.2)%

The shock information above shows that the Company has become less asset sensitive in the first half of 2022 due primarily to the reinvestment of cash into loans, some of which are longer duration. The Company remained asset sensitive and therefore was positioned to further benefit from expected interest rate increases in the second half of 2022. The Company’s sensitivity to decreases in interest rates has become more pronounced as current higher levels of interest rates are reflected in current net interest income. The downward sensitivity has not been significant during the near-zero interest rate environment in recent years. The Company is monitoring its downward sensitivity and has interest rate risk management options available to limit downward sensitivity which can be assessed within the total context of its strategic management.

The Company also models net interest income sensitivity to twelve month interest rate ramps. At period-end, the year one sensitivity to a +100 basis point interest rate ramp was 2.1% and the year two sensitivity was 5.3%. The Company also models sensitivity to yield curve twists, and sensitivity remained positive for both widening and narrowing of the yield curve scenarios.

While the sensitivity of net interest income is the primary driver of the sensitivity of net income, the latter is more sensitive than the former since it is net of expenses. In the case of the first year of a +100 basis point scenario, the modeled shock sensitivity of net income is 9.6%.

Economic value of equity sensitivity to changes in market rates was positive at midyear 2022, measuring 3.3%
for a +200% basis point shock.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur in the fourth quarter of 2022.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. Please also see the earlier discussion in this report about Enterprise Risk Management. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There have been no material changes in risk factors from those identified in the Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2022 and 2021 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2022:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2022	631,900	$27.66	631,900	3,764,284
May 1-31, 2022	1,515,379	24.79	1,515,379	2,248,905
June 1-30, 2022	—	—	—	2,248,905
Total	2,147,279	$25.63	2,147,279	2,248,905

On January 19, 2022, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $140 million through December 31, 2022. This would result in the repurchase of approximately 9% of then outstanding shares based on the share price when the plan was approved. The maximum number of shares that may be purchased under this program has been estimated based on the June 30, 2022 closing price per share of Company common stock of $24.77.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
4.3	Indenture, dated June 30, 2022, between Berkshire Hills Bancorp, Inc. and Wilmington Trust National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated June 30, 2022, between Berkshire Hills Bancorp, Inc. and Wilmington Trust National Association, as Trustee (5)
4.5	Form of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2032
10.1	Berkshire Hills Bancorp, Inc. 2022 Equity Incentive Plan (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
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
(5) Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 30, 2022.
(6) Incorporated herein by reference from Appendix A to the Definitive Proxy Statement as filed on April 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2022	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: August 9, 2022	By:	/s/ Subhadeep Basu
Subhadeep Basu
Senior Executive Vice President, Chief Financial Officer