Form 10-Q
period 2022-09-30
BERKSHIRE HILLS BANCORP INC
filed 2022-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 7, 2022, the Registrant had 45,025,062 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands, except share data)
Assets
Cash and due from banks	$128,509	$109,350
Short-term investments	566,404	1,518,457
Total cash and cash equivalents	694,913	1,627,807

Trading security, at fair value	6,812	8,354
Marketable equity securities, at fair value	12,790	15,453
Securities available for sale, at fair value	1,470,949	1,877,585
Securities held to maturity (fair values of $503,262 and $647,236)	592,503	636,503
Federal Home Loan Bank stock and other restricted securities	7,264	10,800
Total securities	2,090,318	2,548,695
Less: Allowance for credit losses on held to maturity securities	(95)	(105)
Net securities	2,090,223	2,548,590

Loans held for sale	4,124	6,110

Total loans	7,943,481	6,825,847
Less: Allowance for credit losses on loans	(96,013)	(106,094)
Net loans	7,847,468	6,719,753

Premises and equipment, net	86,809	94,383
Other intangible assets	25,761	29,619
Cash surrender value of bank-owned life insurance policies	238,052	235,690
Other assets	325,894	288,384
Assets held for sale	3,830	4,577
Total assets	$11,317,074	$11,554,913

Liabilities
Demand deposits	$2,896,659	$3,008,461
NOW and other deposits	1,045,970	976,401
Money market deposits	3,388,932	3,293,526
Savings deposits	1,111,304	1,111,625
Time deposits	1,545,256	1,678,940
Total deposits	9,988,121	10,068,953
Long-term Federal Home Loan Bank advances and other	4,494	13,331
Subordinated borrowings	121,001	97,513
Total borrowings	125,495	110,844
Other liabilities	260,896	192,681
Total liabilities	$10,374,512	$10,372,478
(continued)
	September 30, 2022	December 31, 2021

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 45,039,702 shares outstanding in 2022; 51,903,190 shares issued and 48,667,110 shares outstanding in 2021)	528	528
Additional paid-in capital - common stock	1,424,158	1,423,445
Unearned compensation	(10,726)	(9,056)
Retained (deficit)	(93,820)	(139,383)
Accumulated other comprehensive (loss)	(188,494)	(3,243)
Treasury stock, at cost (6,863,488 shares in 2022 and 3,236,080 shares in 2021)	(189,084)	(89,856)
Total shareholders’ equity	942,562	1,182,435
Total liabilities and shareholders’ equity	$11,317,074	$11,554,913
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income
Loans	$90,266	$68,018	$227,583	$217,872
Securities and other	13,405	11,670	38,290	35,333
Total interest and dividend income	103,671	79,688	265,873	253,205
Interest expense
Deposits	8,164	5,842	16,508	22,406
Borrowings	3,423	2,478	6,860	8,945
Total interest expense	11,587	8,320	23,368	31,351
Net interest income	92,084	71,368	242,505	221,854
Non-interest income
Deposit related fees	8,377	7,657	23,733	22,291
Loan fees and revenue	3,785	8,285	16,673	25,962
Insurance commissions and fees	—	1,581	—	7,003
Wealth management fees	2,353	2,653	7,753	7,944
Mortgage banking originations	58	461	186	1,797
Total fee income	14,573	20,637	48,345	64,997
Other, net	2,154	1,279	7,132	5,638
(Loss) on securities, net	(476)	(166)	(2,194)	(681)
Gain on sale of business operations and other assets, net	—	51,885	—	51,885
Total non-interest income	16,251	73,635	53,283	121,839
Total net revenue	108,335	145,003	295,788	343,693
Provision/(benefit) for credit losses	3,000	(4,000)	(1,000)	2,500
Non-interest expense
Compensation and benefits	39,422	37,068	114,773	112,773
Occupancy and equipment	8,702	10,421	28,207	32,044
Technology and communications	8,719	8,397	25,857	25,204
Marketing and promotion	1,290	860	3,873	1,973
Professional services	3,285	3,180	8,890	13,495
FDIC premiums and assessments	476	805	2,121	2,852
Other real estate owned and foreclosures	13	41	36	17
Amortization of intangible assets	1,285	1,296	3,857	3,912
Acquisition, restructuring, and other expenses	11,473	1,425	11,526	4,917
Other	7,012	5,967	19,562	19,299
Total non-interest expense	81,677	69,460	218,702	216,486

Income before income taxes	$23,658	$79,543	$78,086	$124,707
Income tax expense	4,941	15,794	16,058	26,291
Net income	$18,717	$63,749	$62,028	$98,416

Basic earnings per common share	$0.42	$1.32	$1.35	$1.98
Diluted earnings per common share	$0.42	$1.31	$1.34	$1.97

Weighted average shares outstanding:
Basic	44,700	48,395	46,056	49,672
Diluted	45,034	48,744	46,396	49,963
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$18,717	$63,749	$62,028	$98,416
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	(83,073)	(10,098)	(244,933)	(31,718)
Changes in unrealized (loss) on derivative hedges	(5,555)	—	(5,555)	—
Income taxes related to other comprehensive (loss):
Changes in unrealized (loss) on debt securities available-for-sale	21,639	2,575	63,743	8,096
Changes in unrealized (loss) on derivative hedges	1,494	—	1,494	—
Total other comprehensive (loss)	(65,495)	(7,523)	(185,251)	(23,622)
Total comprehensive (loss)/income	$(46,778)	$56,226	$(123,223)	$74,794
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at June 30, 2021	50,453	$528	$1,423,083	$(11,006)	$(210,994)	$14,772	$(40,994)	$1,175,389
Comprehensive income:
Net income	—	—	—	—	63,749	—	—	63,749
Other comprehensive (loss)	—	—	—	—	—	(7,523)	—	(7,523)
Total comprehensive income	—	—	—	—	63,749	(7,523)	—	56,226
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(6,187)	—	—	(6,187)
Treasury shares repurchased	(1,755)	—	—	—	—	—	(47,961)	(47,961)
Forfeited shares	(27)	—	146	560	—	—	(706)	—
Exercise of stock options	2	—	—	—	(7)	—	46	39
Restricted stock grants	13	—	89	(362)	—	—	273	—
Stock-based compensation	—	—	—	1,371	—	—	—	1,371
Other, net	(29)	—	3	—	—	—	(805)	(802)
Balance at September 30, 2021	48,657	$528	$1,423,321	$(9,437)	$(153,439)	$7,249	$(90,147)	$1,178,075

Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050
Comprehensive (loss):
Net income	—	—	—	—	18,717	—	—	18,717
Other comprehensive (loss)	—	—	—	—	—	(65,495)	—	(65,495)
Total comprehensive (loss)	—	—	—	—	18,717	(65,495)	—	(46,778)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(5,493)	—	—	(5,493)
Treasury shares repurchased	(705)	—	—	—	—	—	(20,249)	(20,249)
Forfeited shares	(23)	—	90	553	—	—	(643)	—
Exercise of stock options	11	—	—	—	(47)	—	292	245
Restricted stock grants	7	—	(17)	(188)	—	—	205	—
Stock-based compensation	—	—	—	1,733	—	—	—	1,733
Other, net	(38)	—	4	—	—	—	(950)	(946)
Balance at September 30, 2022	45,040	$528	$1,424,158	$(10,726)	$(93,820)	$(188,494)	$(189,084)	$942,562

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive income/(loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2020	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	98,416	—	—	98,416
Other comprehensive (loss)	—	—	—	—	—	(23,622)	—	(23,622)
Total comprehensive income	—	—	—	—	98,416	(23,622)	—	74,794
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(18,411)	—	—	(18,411)
Treasury shares repurchased	(2,500)	—	—	—	—	—	(68,712)	(68,712)
Forfeited shares	(89)	—	(44)	2,130	—	—	(2,086)	—
Exercise of stock options	9	—	—	—	(100)	—	262	162
Restricted stock grants	452	—	(3,885)	(8,974)	—	—	12,859	—
Stock-based compensation	—	—	—	3,652	—	—	—	3,652
Other, net	(48)	—	11	—	—	—	(1,194)	(1,183)
Balance at September 30, 2021	48,657	$528	$1,423,321	$(9,437)	$(153,439)	$7,249	$(90,147)	$1,178,075

Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	62,028	—	—	62,028
Other comprehensive (loss)	—	—	—	—	—	(185,251)	—	(185,251)
Total comprehensive (loss)	—	—	—	—	62,028	(185,251)	—	(123,223)
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(16,414)	—	—	(16,414)
Treasury shares repurchased	(3,825)	—	—	—	—	—	(104,543)	(104,543)
Forfeited shares	(75)	—	169	1,911	—	—	(2,080)	—
Exercise of stock options	12	—	—	—	(51)	—	320	269
Restricted stock grants	321	—	536	(9,240)	—	—	8,704	—
Stock-based compensation	—	—	—	5,659	—	—	—	5,659
Other, net	(60)	—	8	—	—	—	(1,629)	(1,621)
Balance at September 30, 2022	45,040	$528	$1,424,158	$(10,726)	$(93,820)	$(188,494)	$(189,084)	$942,562

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$62,028	$98,416
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for credit losses	(1,000)	2,500
Net amortization of securities	2,288	1,533
Change in unamortized net loan costs and premiums	2,557	(4,772)
Premises and equipment depreciation and amortization expense	7,257	8,406
Stock-based compensation expense	5,659	3,652
Accretion of purchase accounting entries, net	(1,467)	(5,046)
Amortization of other intangibles	3,857	3,912
Income from cash surrender value of bank-owned life insurance policies	(4,139)	(4,210)
Securities losses, net	2,194	681
Net change in loans held-for-sale	4,954	6,752
Loss on disposition of assets	—	2,811
Gain on sale of real estate	—	6
Amortization of interest in tax-advantaged projects	—	1,996
Gain on sale of business operations and other assets	—	(51,885)
Prepayment penalties on repayment of Federal Home Loan Bank advances	—	862
Net change in other	4,039	16,934
Net cash provided by operating activities	88,227	82,548

Cash flows from investing activities:
Net decrease in trading security	609	578
Proceeds from sales of marketable equity securities	—	2,880
Purchases of securities available for sale	(428,068)	(428,950)
Proceeds from sales of securities available for sale	149,994	—
Proceeds from maturities, calls, and prepayments of securities available for sale	440,025	448,446
Purchases of securities held to maturity	(807)	(219,471)
Proceeds from maturities, calls, and prepayments of securities held to maturity	43,384	31,222
Net change in loans	(1,130,744)	1,256,178
Net change in Mid-Atlantic region loans held for sale	—	50,914
Proceeds from surrender of bank-owned life insurance	1,777	1,578
Purchase of Federal Home Loan Bank stock	(66,486)	—
Proceeds from redemption of Federal Home Loan Bank stock	70,022	22,832
Net investment in limited partnership tax credits	(1,443)	(1,385)
Purchase of premises and equipment, net	(730)	(1,606)
Proceeds from sales of seasoned commercial loan portfolios	—	17,480
Proceeds from sale of other real estate	—	187
Cash outflows from sale of business operations and other assets	—	(352,814)
Net cash (used)/provided by investing activities	(922,467)	828,069
(continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from financing activities:
Net increase/(decrease) in deposits	(80,832)	142,410
Net change in Mid-Atlantic region deposits held for sale	—	20,953
Proceeds from Federal Home Loan Bank advances and other borrowings	51,275	—
Repayments of Federal Home Loan Bank advances and other borrowings	(60,146)	(462,017)
Proceeds from issuance of subordinated debt	98,032	—
Repayment from calling of subordinated debt	(75,000)	—
Purchase of treasury stock	(104,543)	(68,712)
Exercise of stock options	269	162
Common stock cash dividends paid	(16,414)	(18,411)
Settlement of derivative contracts with financial institution counterparties	88,705	41,653
Net cash (used) by financing activities	(98,654)	(343,962)

Net change in cash and cash equivalents	(932,894)	566,655

Cash and cash equivalents at beginning of period	1,627,807	1,557,875

Cash and cash equivalents at end of period	$694,913	$2,124,530

Supplemental cash flow information:
Interest paid on deposits	$16,290	$23,769
Interest paid on borrowed funds	7,016	9,671
Income taxes (refunded) paid, net	15,241	58

Other non-cash changes:
Other net comprehensive income	$(185,251)	$(23,622)
Reclass of seasoned loan portfolios to held-for-sale, net	3,574	11,660
Reclass of Mid-Atlantic loans held-for-sale to portfolio loans, net	—	29,418
Reclass of Mid-Atlantic deposits held-for-sale to deposits, net	—	7,197
Reclass of held-for-sale loans to held-for-investment, net	606	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Application of Accounting Pronouncements
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.” The guidance expands the current last-of-layer method to allow multiple hedge layers of a single closed portfolio (renamed to portfolio layer method) and expands the portfolio layer method to include nonprepayable financial assets. The ASU specifies eligible hedging instruments in a single-layer hedge and provides additional guidance on accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. Further, hedge basis adjustments should be considered when determining credit losses for assets included in the closed portfolio. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminates the troubled debt restructuring (“TDR”) accounting model that was adopted with Topic 326, “Financial Instruments – Credit Losses” and enhances disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU requires prospective disclosure of current-period gross write-offs by year of origination. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted and the Company can elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.           TRADING SECURITY

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $7.3 million and $7.9 million, and a fair value of $6.8 million and $8.4 million, at September 30, 2022 and December 31, 2021, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND MARKETABLE
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
September 30, 2022
Securities available for sale
U.S Treasuries	$19,997	$3	$—	$20,000
Municipal bonds and obligations	66,399	21	(5,854)	60,566	—
Agency collateralized mortgage obligations	656,132	—	(98,619)	557,513	—
Agency mortgage-backed securities	660,065	1	(106,329)	553,737	—
Agency commercial mortgage-backed securities	270,609	—	(35,033)	235,576	—
Corporate bonds	45,269	83	(2,451)	42,901	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,719,126	175	(248,352)	1,470,949	—
Securities held to maturity
Municipal bonds and obligations	267,821	299	(36,446)	231,674	67
Agency collateralized mortgage obligations	132,931	—	(19,965)	112,966	—
Agency mortgage-backed securities	52,175	—	(10,333)	41,842	—
Agency commercial mortgage-backed securities	137,177	—	(22,659)	114,518	—
Tax advantaged economic development bonds	2,235	5	(142)	2,098	28
Other bonds and obligations	164	—	—	164	—
Total securities held to maturity	592,503	304	(89,545)	503,262	95
Marketable equity securities	15,035	—	(2,245)	12,790	—
Total	$2,326,664	$479	$(340,142)	$1,987,001	$95

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2021
Securities available for sale
U.S Treasuries	$59,972	$1	$—	$59,973	$—
Municipal bonds and obligations	71,822	5,355	—	77,177	—
Agency collateralized mortgage obligations	693,782	5,566	(11,012)	688,336	—
Agency mortgage-backed securities	711,154	2,347	(7,642)	705,859	—
Agency commercial mortgage-backed securities	300,259	3,949	(3,628)	300,580	—
Corporate bonds	44,824	950	(114)	45,660	—
Total securities available for sale	1,881,813	18,168	(22,396)	1,877,585	—
Securities held to maturity
Municipal bonds and obligations	281,515	16,151	(693)	296,973	70
Agency collateralized mortgage obligations	149,195	3,203	(3,513)	148,885	—
Agency mortgage-backed securities	57,327	95	(1,498)	55,924	—
Agency commercial mortgage-backed securities	145,573	266	(3,289)	142,550	—
Tax advantaged economic development bonds	2,728	26	(15)	2,739	35
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	636,503	19,741	(9,008)	647,236	105
Marketable equity securities	15,689	67	(303)	15,453	—
Total	$2,534,005	$37,976	$(31,707)	$2,540,274	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2022	$66	$28	$94
Provision for credit losses	1	—	1
Balance at September 30, 2022	$67	$28	$95

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2021	$90	$40	$130
(Benefit)/provision for credit losses	(3)	(2)	(5)
Balance at September 30, 2021	$87	$38	$125

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
(Benefit)/provision for credit losses	(3)	(7)	(10)
Balance at September 30, 2022	$67	$28	$95

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision/(benefit) for credit losses	23	(2)	21
Balance at September 30, 2021	$87	$38	$125

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

As of September 30, 2022, none of the Company's investment securities were delinquent or in non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$20,441	$20,444	$1,711	$1,710
Over 1 year to 5 years	9,392	9,224	2,326	2,313
Over 5 years to 10 years	48,894	46,318	23,841	23,500
Over 10 years	53,593	48,137	242,342	206,413
Total bonds and obligations	132,320	124,123	270,220	233,936
Mortgage-backed securities	1,586,806	1,346,826	322,283	269,326
Total	$1,719,126	$1,470,949	$592,503	$503,262

During the three and nine months ended September 30, 2022, purchases of AFS securities totaled $41.4 million and $428.1 million, respectively. During the three months ended September 30, 2022, there were no sales of AFS securities. During the nine months ended September 30, 2022, sales of AFS securities totaled $150 million. During the three and nine months ended September 30, 2021, purchases of AFS securities totaled $160.0 million and $429.0 million, respectively. During the three and nine months ended September 30, 2021, there were no sales of AFS securities. During the three months ended September 30, 2022, there were no gross gains or gross losses. During the nine months ended September 30, 2022, gross gains totaled $6 thousand and there were no gross losses. During the three and nine months ended September 30, 2021, there were no gross gains or losses on AFS securities. These gains and losses are included in gain/(loss) on securities, net on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2022

Securities available for sale
U.S Treasuries	$—	$—	$—	$—	$—	$—
Municipal bonds and obligations	5,854	52,279	—	—	5,854	52,279
Agency collateralized mortgage obligations	26,129	293,758	72,490	263,754	98,619	557,512
Agency mortgage-backed securities	48,764	314,987	57,565	238,651	106,329	553,638
Agency commercial mortgage-backed securities	19,323	154,763	15,710	80,799	35,033	235,562
Corporate bonds	1,627	34,126	824	7,851	2,451	41,977
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$101,697	$849,913	$146,655	$591,350	$248,352	$1,441,263

Securities held to maturity
Municipal bonds and obligations	$22,075	$166,539	$14,371	$23,286	$36,446	$189,825
Agency collateralized mortgage obligations	2,537	52,558	17,428	60,408	19,965	112,966
Agency mortgage-backed securities	340	2,410	9,993	39,432	10,333	41,842
Agency commercial mortgage-backed securities	4,156	25,094	18,503	89,423	22,659	114,517
Tax advantaged economic development bonds	1	213	141	1,023	142	1,236
Total securities held to maturity	29,109	246,814	60,436	213,572	89,545	460,386

Total	$130,806	$1,096,727	$207,091	$804,922	$337,897	$1,901,649

December 31, 2021

Securities available for sale
Agency collateralized mortgage obligations	$9,626	$375,132	$1,386	$27,025	$11,012	$402,157
Agency mortgage-backed securities	3,179	222,887	4,463	175,941	7,642	398,828
Agency commercial mortgage-backed securities	1,609	103,354	2,019	49,313	3,628	152,667
Corporate bonds	114	11,115	—	—	114	11,115
Total securities available for sale	$14,528	$712,488	$7,868	$252,279	$22,396	$964,767

Securities held to maturity
Municipal bonds and obligations	$693	$36,981	$—	$—	$693	$36,981
Agency collateralized mortgage obligations	1,808	49,308	1,705	36,212	3,513	85,520
Agency mortgage-backed securities	839	26,656	659	26,025	1,498	52,681
Agency commercial mortgage-backed securities	1,255	80,406	2,034	51,654	3,289	132,060
Tax advantaged economic development bonds	15	1,255	—	—	15	1,255
Total securities held to maturity	4,610	194,606	4,398	113,891	9,008	308,497
Total	$19,138	$907,094	$12,266	$366,170	$31,404	$1,273,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2022, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2022:

AFS municipal bonds and obligations
At September 30, 2022, 76 of the 95 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2022, 245 of the 248 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2022, 136 of the 139 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 15.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2022, 14 of the 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 5.5% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At September 30, 2022, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At September 30, 2022, 148 of the 192 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 16.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2022, 13 of the 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.0% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At September 30, 2022, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2022, 2 of the 3 securities in the Company’s portfolio of tax-advantaged economic development bonds was in unrealized loss positions. Aggregate unrealized losses represented 10.3% of the amortized cost of the security in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	September 30, 2022	December 31, 2021
Construction	$367,997	$324,282
Commercial multifamily	612,890	515,817
Commercial real estate owner occupied	632,001	606,477
Commercial real estate non-owner occupied	2,285,770	2,156,929
Commercial and industrial	1,395,172	1,284,429
Residential real estate	2,128,039	1,489,248
Home equity	234,027	252,366
Consumer other	287,585	196,299
Total loans	$7,943,481	$6,825,847

Allowance for credit losses	96,013	106,094
Net loans	$7,847,468	$6,719,753

As of September 30, 2022 and December 31, 2021, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $10.3 million and $29.9 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

During the three and nine months ended September 30, 2022, the Company reclassified $3.6 million of commercial real estate non-owner occupied loans to held for sale, reflecting its intent to sell these loans. During the three months ended September 30, 2021, there were no loans reclassified to held for sale. During the nine months ended September 30, 2021, the Company reclassified $11.7 million of commercial loans to held for sale, reflecting its intent to sell these loans. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the three and nine months ended September 30, 2022 and September 30, 2021 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended September 30, 2022
Construction	$1,710	$—	$—	$(479)	$1,231
Commercial multifamily	4,621	(94)	112	(2,919)	1,720
Commercial real estate owner occupied	10,687	(176)	256	(582)	10,185
Commercial real estate non-owner occupied	26,166	(1,012)	153	4,114	29,421
Commercial and industrial	22,914	(5,545)	616	650	18,635
Residential real estate	16,411	(102)	131	3,398	19,838
Home equity	2,828	(9)	9	(407)	2,421
Consumer other	13,684	(486)	140	(776)	12,562
Total allowance for credit losses	$99,021	$(7,424)	$1,417	$2,999	$96,013

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended September 30, 2021
Construction	$3,919	$—	$—	$714	$4,633
Commercial multifamily	7,197	—	—	(46)	7,151
Commercial real estate owner occupied	13,242	(84)	32	(342)	12,848
Commercial real estate non-owner occupied	30,315	(1,676)	267	2,870	31,776
Commercial and industrial	28,225	(1,279)	1,373	(2,385)	25,934
Residential real estate	23,643	(903)	312	(107)	22,945
Home equity	5,432	(12)	80	(845)	4,655
Consumer other	7,071	(380)	137	(3,854)	2,974
Total allowance for credit losses	$119,044	$(4,334)	$2,201	$(3,995)	$112,916

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2022
Construction	$3,206	$—	$—	$(1,975)	$1,231
Commercial multifamily	6,120	(94)	112	(4,418)	1,720
Commercial real estate owner occupied	12,752	(603)	562	(2,526)	10,185
Commercial real estate non-owner occupied	32,106	(5,895)	1,464	1,746	29,421
Commercial and industrial	22,584	(6,951)	2,485	517	18,635
Residential real estate	22,406	(480)	719	(2,807)	19,838
Home equity	4,006	(9)	255	(1,831)	2,421
Consumer other	2,914	(1,031)	375	10,304	12,562
Total allowance for credit losses	$106,094	$(15,063)	$5,972	$(990)	$96,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2021
Construction	$5,111	$—	$—	$(478)	$4,633
Commercial multifamily	5,916	(239)	157	1,317	7,151
Commercial real estate owner occupied	12,380	(686)	83	1,071	12,848
Commercial real estate non-owner occupied	35,850	(10,896)	571	6,251	31,776
Commercial and industrial	25,013	(8,184)	3,284	5,821	25,934
Residential real estate	28,491	(1,501)	1,417	(5,462)	22,945
Home equity	6,482	(253)	119	(1,693)	4,655
Consumer other	8,059	(1,283)	546	(4,348)	2,974
Total allowance for credit losses	$127,302	$(23,042)	$6,177	$2,479	$112,916

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Balance at beginning of period	$7,043	$7,829
Expense for credit losses	700	—
Balance at end of period	$7,743	$7,829

	Nine Months Ended September 30,
(In thousands)	2022	2021
Balance at beginning of period	$7,043	$7,629
Expense for credit losses	700	200
Balance at end of period	$7,743	$7,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2022
Construction
Risk rating
Pass	$117,627	$129,188	$31,541	$65,388	$2,331	$2,103	$—	$—	$348,178
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19,819	—	—	—	19,819
Total	$117,627	$129,188	$31,541	$65,388	$22,150	$2,103	$—	$—	$367,997

Commercial multifamily:
Risk rating
Pass	$194,494	$61,247	$27,732	$94,937	$68,290	$157,611	$400	$—	$604,711
Special Mention	—	—	2,646	—	5,533	—	—	—	8,179
Substandard	—	—	—	—	—	—	—	—	—
Total	$194,494	$61,247	$30,378	$94,937	$73,823	$157,611	$400	$—	$612,890

Commercial real estate owner occupied:
Risk rating
Pass	$101,409	$133,212	$60,422	$84,434	$76,062	$164,207	$3,169	$—	$622,915
Special Mention	—	—	—	—	—	114	—	—	114
Substandard	1,033	122	31	366	1,311	6,109	—	—	8,972
Total	$102,442	$133,334	$60,453	$84,800	$77,373	$170,430	$3,169	$—	$632,001

Commercial real estate non-owner occupied:
Risk rating
Pass	$421,349	$445,515	$168,958	$291,942	$296,356	$568,691	$18,051	$—	$2,210,862
Special Mention	—	—	—	13,686	—	31,073	—	—	44,759
Substandard	—	—	7,333	—	16,081	6,735	—	—	30,149
Total	$421,349	$445,515	$176,291	$305,628	$312,437	$606,499	$18,051	$—	$2,285,770

Commercial and industrial:
Risk rating
Pass	$175,428	$159,122	$81,452	$75,464	$95,370	$109,382	$635,314	$—	$1,331,532
Special Mention	—	—	—	667	12,558	—	—	—	13,225
Substandard	91	559	4,215	9,044	1,420	3,297	31,711	—	50,337
Doubtful	—	—	—	—	—	—	78	—	78
Total	$175,519	$159,681	$85,667	$85,175	$109,348	$112,679	$667,103	$—	$1,395,172

Residential real estate
Risk rating
Pass	$770,095	$281,469	$100,116	$73,592	$147,992	$736,711	$286	$—	$2,110,261
Special Mention	—	—	158	—	—	1,942	—	—	2,100
Substandard	—	3,254	—	274	2,086	10,064	—	—	15,678
Total	$770,095	$284,723	$100,274	$73,866	$150,078	$748,717	$286	$—	$2,128,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction
Risk rating
Pass	$71,784	$52,725	$117,784	$66,950	$3,839	$1,721	$50	$—	$314,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$71,784	$52,725	$117,784	$76,379	$3,839	$1,721	$50	$—	$324,282

Commercial multifamily:
Risk rating
Pass	$63,630	$28,172	$98,455	$59,720	$76,699	$176,020	$457	$—	$503,153
Special Mention	—	2,700	—	5,598	—	—	—	—	8,298
Substandard	—	—	—	—	—	4,230	136	—	4,366
Total	$63,630	$30,872	$98,455	$65,318	$76,699	$180,250	$593	$—	$515,817

Commercial real estate owner occupied:
Risk rating
Pass	$154,434	$50,236	$85,687	$91,316	$45,995	$157,346	$3,206	$—	$588,220
Special Mention	—	525	869	1,668	1,405	1,157	—	—	5,624
Substandard	—	—	2,113	1,593	838	8,089	—	—	12,633
Total	$154,434	$50,761	$88,669	$94,577	$48,238	$166,592	$3,206	$—	$606,477

Commercial real estate non-owner occupied:
Risk rating
Pass	$426,086	$176,172	$296,985	$349,947	$204,043	$585,044	$19,511	$—	$2,057,788
Special Mention	—	221	3,472	7,632	2,302	27,268	—	—	40,895
Substandard	—	7,588	—	2,784	33,472	14,303	99	—	58,246
Total	$426,086	$183,981	$300,457	$360,363	$239,817	$626,615	$19,610	$—	$2,156,929

Commercial and industrial:
Risk rating
Pass	$187,257	$130,520	$114,153	$156,443	$54,190	$136,837	$424,393	$—	$1,203,793
Special Mention	661	1,691	10,824	5,092	1,433	488	22,468	—	42,657
Substandard	211	2,494	9,609	3,145	2,020	2,330	17,935	—	37,744
Doubtful	—	—	—	—	—	15	220	—	235
Total	$188,129	$134,705	$134,586	$164,680	$57,643	$139,670	$465,016	$—	$1,284,429

Residential real estate
Risk rating
Pass	$214,306	$114,536	$86,997	$169,537	$189,980	$697,401	$293	$—	$1,473,050
Special Mention	—	—	—	120	502	1,557	—	—	2,179
Substandard	1,239	—	142	1,849	2,161	8,628	—	—	14,019
Total	$215,545	$114,536	$87,139	$171,506	$192,643	$707,586	$293	$—	$1,489,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2022
Home equity:
Payment performance
Performing	$—	$117	$457	$—	$—	$19	$231,218	$—	$231,811
Nonperforming	—	—	—	—	—	—	2,216	—	2,216
Total	$—	$117	$457	$—	$—	$19	$233,434	$—	$234,027

Consumer other:
Payment performance
Performing	$159,609	$30,603	$8,901	$14,548	$33,215	$30,817	$8,035	$—	$285,728
Nonperforming	279	165	20	271	562	553	7	—	1,857
Total	$159,888	$30,768	$8,921	$14,819	$33,777	$31,370	$8,042	$—	$287,585

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Home equity:
Payment performance
Performing	$125	$469	$—	$—	$—	$24	$249,590	$—	$250,208
Nonperforming	—	—	—	—	—	—	2,158	—	2,158
Total	$125	$469	$—	$—	$—	$24	$251,748	$—	$252,366

Consumer other:
Payment performance
Performing	$37,994	$11,189	$21,548	$55,577	$30,632	$28,797	$7,505	$—	$193,242
Nonperforming	8	46	290	797	746	1,139	31	—	3,057
Total	$38,002	$11,235	$21,838	$56,374	$31,378	$29,936	$7,536	$—	$196,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at September 30, 2022 and December 31, 2021:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2022
Construction	$—	$—	$—	$—	$367,997	$367,997
Commercial multifamily	—	—	—	—	612,890	612,890
Commercial real estate owner occupied	391	114	3,831	4,336	627,665	632,001
Commercial real estate non-owner occupied	368	3	206	577	2,285,193	2,285,770
Commercial and industrial	2,844	1,192	22,986	27,022	1,368,150	1,395,172
Residential real estate	4,566	2,281	13,038	19,885	2,108,154	2,128,039
Home equity	170	206	2,216	2,592	231,435	234,027
Consumer other	1,720	809	1,862	4,391	283,194	287,585
Total	$10,059	$4,605	$44,139	$58,803	$7,884,678	$7,943,481

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2021
Construction	$—	$—	$—	$—	$324,282	$324,282
Commercial multifamily	82	306	187	575	515,242	515,817
Commercial real estate owner occupied	—	400	4,221	4,621	601,856	606,477
Commercial real estate non-owner occupied	25,420	653	9,049	35,122	2,121,807	2,156,929
Commercial and industrial	2,700	709	6,836	10,245	1,274,184	1,284,429
Residential real estate	5,529	2,015	13,264	20,808	1,468,440	1,489,248
Home equity	258	108	2,158	2,524	249,842	252,366
Consumer other	1,363	320	2,882	4,565	191,734	196,299
Total	$35,352	$4,511	$38,597	$78,460	$6,747,387	$6,825,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2022 and December 31, 2021:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended September 30, 2022
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	2,722	1,987	1,109	—
Commercial real estate non-owner occupied	206	80	—	—
Commercial and industrial	20,977	18,292	2,009	—
Residential real estate	10,703	6,355	2,335	—
Home equity	1,725	518	491	—
Consumer other	1,520	2	342	—
Total	$37,853	$27,234	$6,286	$—
The commercial and industrial loans nonaccrual amortized cost as of September 30, 2022 included medallion loans with a fair value of $0.8 million and a contractual balance of $13.4 million.

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

The following table summarizes information about total loans rated Special Mention or lower at September 30, 2022 and December 31, 2021. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	September 30, 2022	December 31, 2021
Non-Accrual	$37,853	$35,326
Substandard Accruing	88,649	106,560
Total Classified	126,502	141,886
Special Mention	69,530	100,071
Total Criticized	$196,032	$241,957

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
September 30, 2022
Construction	$—	$—	$—
Commercial multifamily		—	—
Commercial real estate owner occupied	3,380	—	—
Commercial real estate non-owner occupied	394	—	—
Commercial and industrial	461	—	19,113
Residential real estate	5,537	—	—
Home equity	638	—	—
Consumer other	4	—	—
Total loans	$10,414	$—	$19,113

December 31, 2021
Construction	$9,429	$—	$—
Commercial multifamily	188	—	—
Commercial real estate owner occupied	4,466	—	—
Commercial real estate non-owner occupied	9,501	—	—
Commercial and industrial	526	—	1,040
Residential real estate	7,035	—	—
Home equity	262	—	—
Consumer other	2	—	—
Total loans	$31,409	$—	$1,040

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

The following table presents activity in TDRs for the three and nine months ended September 30, 2022 and September 30, 2021:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended September 30, 2022
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	677	(7)	—	(175)	—	495
Commercial real estate owner occupied	2,701	(28)	—	(16)	—	2,657
Commercial real estate non-owner occupied	986	(13)	—	—	—	973
Commercial and industrial	4,651	(426)	—	(15)	—	4,210
Residential real estate	1,019	(17)	—	—	—	1,002
Home equity	162	(62)	—	—	—	100
Consumer other	30	(2)	—	—	545	573
Total	$10,226	$(555)	$—	$(206)	$545	$10,010

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Three months ended September 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	728	(11)	—	—	—	717
Commercial real estate owner occupied	2,962	(33)	—	—	—	2,929
Commercial real estate non-owner occupied	24,488	(67)	—	(10,967)	—	13,454
Commercial and industrial	6,810	(387)	—	(3,105)	283	3,601
Residential real estate	1,305	(160)	—	—	—	1,145
Home equity	127	(3)	—	—	—	124
Consumer other	37	(2)	—	(1)	—	34
Total	$36,457	$(663)	$—	$(14,073)	$283	$22,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Nine months ended September 30, 2022
Construction	$9,429	$—	$—	$(9,429)	$—	$—
Commercial multifamily	703	(33)	—	(175)	—	495
Commercial real estate owner occupied	2,733	(60)	—	(16)	—	2,657
Commercial real estate non-owner occupied	9,310	(25)	—	(8,312)	—	973
Commercial and industrial	3,656	(768)	—	(164)	1,486	4,210
Residential real estate	1,117	(48)	—	(67)	—	1,002
Home equity	121	(71)	—	—	50	100
Consumer other	33	(5)	—	—	545	573
Total	$27,102	$(1,010)	$—	$(18,163)	$2,081	$10,010

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Nine months ended September 30, 2021
Construction	$—	$—	$—	$—	$—	$—
Commercial multifamily	754	(37)	—	—	—	717
Commercial real estate owner occupied	1,731	(68)	—	—	1,266	2,929
Commercial real estate non-owner occupied	13,684	(163)	—	(11,046)	10,979	13,454
Commercial and industrial	2,686	(815)	—	(3,141)	4,871	3,601
Residential real estate	1,524	(205)	—	(174)	—	1,145
Home equity	133	(9)	—	—	—	124
Consumer other	36	(7)	—	5	—	34
Total	$20,548	$(1,304)	$—	$(14,356)	$17,116	$22,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	Total
Three months ended September 30, 2022
TDR:
Number of loans	30
Pre-modification outstanding recorded investment	$545
Post-modification outstanding recorded investment	$545

Three months ended September 30, 2021
TDR:
Number of loans	2
Pre-modification outstanding recorded investment	$283
Post-modification outstanding recorded investment	$283

(dollars in thousands)	Total
Nine months ended September 30, 2022
TDR:
Number of loans	32
Pre-modification outstanding recorded investment	$2,081
Post-modification outstanding recorded investment	$2,081

Nine months ended September 30, 2021
TDR:
Number of loans	15
Pre-modification outstanding recorded investment	$17,116
Post-modification outstanding recorded investment	$17,116

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending September 30, 2022. The following table presents loans by portfolio segment modified as TDRs for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2022:

(in thousands)	Number of Loans	Recorded Investment
Nine months ended September 30, 2022
Commercial and industrial	1	$105
Total	1	$105

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2021.

Between March 2020 and December 2021, the Company offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. Refer to Note 9 - Other Commitments, Contingencies, and Off-Balance Sheet Activities, and Pandemic Impact for more information regarding these modifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Time less than $100,000	$533,683	$676,979
Time $100,000 through $250,000	631,551	610,174
Time more than $250,000	380,022	391,787
Total time deposits	$1,545,256	$1,678,940

Included in total deposits were brokered deposits of $163.5 million and $228.1 million at September 30, 2022 and December 31, 2021, respectively. Included in total deposits were reciprocal deposits of $71.3 million and $89.2 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 6.               BORROWED FUNDS

Borrowed funds at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$—	—%	$—	—%
Total short-term borrowings:	—	—	—	—
Long-term borrowings:
Advances from the FHLB and other borrowings	4,494	0.71	13,331	1.75
Subordinated borrowings	98,038	5.50	74,590	7.00
Junior subordinated borrowing - Trust I	15,464	4.81	15,464	2.01
Junior subordinated borrowing - Trust II	7,499	4.99	7,459	1.90
Total long-term borrowings:	125,495	5.21	110,844	5.33
Total	$125,495	5.21%	$110,844	5.33%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2022 and December 31, 2021. The Bank's available borrowing capacity with the FHLB was $1.2 billion and $1.5 billion for the periods ended September 30, 2022 and December 31, 2021.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended September 30, 2022 and December 31, 2021. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of September 30, 2022 and December 31, 2021, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $590.5 million and $511.0 million for the periods ended September 30, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at September 30, 2022. The advances outstanding at September 30, 2022 included amortizing advances totaling $4.4 million. The advances outstanding at December 31, 2021 included callable advances totaling $10.0 million and amortizing advances totaling $3.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of September 30, 2022 is as follows:

	September 30, 2022
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2022	$—	—%
2023	—	—
2024	28	—
2025	—	—
2025 and beyond	4,466	0.71
Total FHLB advances	$4,494	0.71%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2022 and December 31, 2021, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $2.0 million for unamortized debt issuance costs as of September 30, 2022.

In September 2022, the Company called the fifteen year subordinated notes that were issued in September 2012 in the amount of $75 million.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 4.81% and 2.01% at September 30, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 4.99% and 1.90% at September 30, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2022, the Company held derivatives with a total notional amount of $4.0 billion. That amount included $0.4 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $3.6 billion and $3.1 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.3 billion, risk participation agreements with dealer banks of $0.3 billion, and $1.0 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2022.

The Company pledged collateral to derivative counterparties in the form of cash totaling $14.9 million and securities with an amortized cost of $22.5 million and a fair value of $22.3 million as of September 30, 2022. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at September 30, 2022, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$225,000	2.9	2.50%	3.25%	$(4,740)
Forward-starting interest rate swaps on commercial loans	175,000	3.0	—%	3.84%	$(815)
Total cash flow hedges	400,000				(5,555)

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,270	7.4	5.09%	4.25%	$(205)
Interest rate swaps on loans with commercial loan customers (1)	1,653,839	5.8	3.98%	4.26%	(95,836)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,653,839	5.8	4.26%	3.98%	52,834
Risk participation agreements with dealer banks	325,063	6.9			13
Forward sale commitments	539	0.2			7
Total economic hedges	3,640,550				(43,187)

Non-hedging derivatives:
Commitments to lend	3,132	0.2			16
Total non-hedging derivatives	3,132				16

Total	$4,043,682				$(48,726)
(1) Fair value estimates include the impact of $43.0 million settled to market contract agreements.

Information about derivative assets and liabilities at December 31, 2021, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,879	7.9	0.47%	5.09%	$(1,158)
Interest rate swaps on loans with commercial loan customers	1,684,238	5.8	3.99%	1.91%	74,348
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,684,238	5.8	1.91%	3.99%	(30,454)
Risk participation agreements with dealer banks	320,981	5.8			432
Forward sale commitments	6,377	0.2			134
Total economic hedges	3,703,713				43,302

Non-hedging derivatives:
Commitments to lend	8,192	0.2			124
Total non-hedging derivatives	8,192				124

Total	$3,711,905				$43,426
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

The Company has entered into three interest rate swap contracts and three forward-starting interest rate swap contracts with a combined notional value of $400.0 million as of September 30, 2022. The three forward starting swaps will become effective in 2022. These interest rate swaps have durations of two to three years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability. Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest rate swaps on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(5,555)	$—	$(5,555)	$—

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	—	—	—

Net tax benefit on items recognized in accumulated other comprehensive income	1,494	—	1,494	—

Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(4,061)	$—	$(4,061)	$—
Net interest expense recognized in interest expense on hedged commercial loans	$(136)	$—	$(136)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of September 30, 2022, the Company has an interest rate swap with a $7.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of September 30, 2022. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$304	$106	$953	$462

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(53,788)	(17,164)	(177,413)	(66,949)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	874	1,809	2,394

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	53,788	17,164	177,413	66,949

Risk participation agreements:
Unrealized (loss) recognized in other non-interest income	(19)	(103)	(419)	(282)

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(11)	10	(127)	(218)

Non-hedging derivatives
Commitments to lend
Unrealized (loss) recognized in other non-interest income	$(100)	$(39)	$(108)	$(513)
Realized gain in other non-interest income	78	500	420	2,310

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

The Company had net asset positions with its financial institution counterparties totaling $52.8 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company had net asset positions with its commercial banking counterparties totaling $98.0 thousand and $76.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company had net liability positions with its financial institution counterparties totaling $190.0 thousand and $33.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company had net liability positions with its commercial banking counterparties totaling $95.9 million and $2.5 million as of September 30, 2022 and December 31, 2021. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2022 and December 31, 2021:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$101,474	$(48,639)	$52,835	$—	$—	$52,835
Commercial counterparties	98	—	98	—	—	98
Total	$101,572	$(48,639)	$52,933	$—	$—	$52,933

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(232)	$42	$(190)	$22,273	$14,863	$36,946
Commercial counterparties	(101,353)	5,419	(95,934)	—	—	(95,934)
Total	$(101,585)	$5,461	$(96,124)	$22,273	$14,863	$(58,988)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$2,223	$(75)	$2,148	$—	$—	$2,148
Commercial counterparties	76,809	—	76,809	—	—	76,809
Total	$79,032	$(75)	$78,957	$—	$—	$78,957

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(78,146)	$44,814	$(33,332)	$34,896	$43,694	$45,258
Commercial counterparties	(2,461)	—	(2,461)	—	—	(2,461)
Total	$(80,607)	$44,814	$(35,793)	$34,896	$43,694	$42,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At September 30, 2022, lease expiration dates ranged from 1 month to 17 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		September 30, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$48,467	$52,180
Finance lease right-of-use assets	Premises and equipment, net	6,282	6,674
Total Lease Right-of-Use Assets		$54,749	$58,854

Lease Liabilities
Operating lease liabilities	Other liabilities	$55,269	$55,674
Finance lease liabilities	Other liabilities	9,448	9,862
Total Lease Liabilities		$64,717	$65,536

Supplemental information related to leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.1	9.5
Finance leases	12.1	12.8

Weighted-Average Discount Rate
Operating leases	2.60%	2.77%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended September 30, 2022 was $2.2 million. Lease expense for operating leases for the nine months ended September 30, 2022 was $7.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended September 30, 2021 was $2.6 million. Lease expense for operating leases for the nine months ended September 30, 2021 was $8.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,518	$2,524
Operating cash flows from finance leases	119	126
Financing cash flows from finance leases	139	132

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,657	$8,358
Operating cash flows from finance leases	359	379
Financing cash flows from finance leases	414	394

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2022:

(In thousands)	Operating Leases	Finance Leases
2022	$2,522	$256
2023	10,068	1,037
2024	8,506	1,037
2025	6,541	1,037
2026	5,323	1,037
Thereafter	29,271	8,187
Total undiscounted lease payments	62,231	12,591
Less amounts representing interest	(6,962)	(3,143)
Lease liability	$55,269	$9,448

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

Beginning in March 2020, the Company offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of September 30, 2022, the Company had 2 active modified loans outstanding with a carrying value of $12.5 million. As of December 31, 2021, the Company had 19 active modified loans outstanding with a carrying value of $14.4 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act expired on December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2022	December 31, 2021	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	15.1%	17.3%	8.0%
Common equity tier 1 capital to risk-weighted assets	12.7	15.0	4.5
Tier 1 capital to risk-weighted assets	13.0	15.3	6.0
Tier 1 capital to average assets	10.1	10.5	4.0

	September 30, 2022	December 31, 2021	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.6%	15.9%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	12.7	14.8	4.5	6.5
Tier 1 capital to risk-weighted assets	12.7	14.8	6.0	8.0
Tier 1 capital to average assets	9.9	10.1	4.0	5.0

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

As of January 1, 2019, banking organizations must maintain a minimum Common equity Tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5%, and a minimum Total risk-based capital ratio of 10.5%, including a 2.5% capital conservation buffer. Capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the capital conservation buffer is not met.

At September 30, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2022 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(246,739)	$(1,806)
Net unrealized (loss) on cash flow hedging derivatives	(5,555)	—
Net unrealized holding (loss) on pension plans	(2,518)	(2,518)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	64,150	407
Net unrealized tax benefit on cash flow hedging derivatives	1,494	—
Net unrealized tax benefit on pension plans	674	674
Accumulated other comprehensive loss	$(188,494)	$(3,243)

The following table presents the components of other comprehensive (loss) for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(83,073)	$21,639	$(61,434)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(83,073)	21,639	(61,434)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,555)	1,494	(4,061)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(5,555)	1,494	(4,061)
Other comprehensive (loss)	$(88,628)	$23,133	$(65,495)

Three Months Ended September 30, 2021
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(10,098)	$2,575	$(7,523)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(10,098)	2,575	(7,523)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive (loss)	$(10,098)	$2,575	$(7,523)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(244,927)	$63,741	$(181,186)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(244,933)	63,743	(181,190)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,555)	1,494	(4,061)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized loss on cash flow hedging derivatives	(5,555)	1,494	(4,061)
Other comprehensive (loss)	$(250,488)	$65,237	$(185,251)

Nine Months Ended September 30, 2021
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(31,718)	$8,096	$(23,622)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(31,718)	8,096	(23,622)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive (loss)	$(31,718)	$8,096	$(23,622)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2022
Balance at Beginning of Period	$(121,154)	$—	$(1,845)	$(122,999)
Other comprehensive (loss) before reclassifications	(61,434)	(4,061)	—	(65,495)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Total other comprehensive (loss)	(61,434)	(4,061)	—	(65,495)
Balance at End of Period	$(182,588)	$(4,061)	$(1,845)	$(188,494)

Three Months Ended September 30, 2021
Balance at Beginning of Period	$17,359	$—	$(2,587)	$14,772
Other comprehensive (loss) before reclassifications	(7,523)	—	—	(7,523)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Total other comprehensive income	(7,523)	—	—	(7,523)
Balance at End of Period	$9,836	$—	$(2,587)	$7,249

Nine Months Ended September 30, 2022
Balance at Beginning of Period	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss) before reclassifications	(181,186)	(4,061)	—	(185,247)
Less: amounts reclassified from accumulated other comprehensive income	4	—	—	4
Total other comprehensive (loss)	(181,190)	(4,061)	—	(185,251)
Balance at End of Period	$(182,588)	$(4,061)	$(1,845)	$(188,494)

Nine Months Ended September 30, 2021
Balance at Beginning of Period	$33,458	$—	$(2,587)	$30,871
Other comprehensive (loss) before reclassifications	(23,622)	—		(23,622)
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss)	(23,622)	—	—	(23,622)
Balance at End of Period	$9,836	$—	$(2,587)	$7,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021:

Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2022	2021	is Presented
Realized gains on AFS securities:
	$—	$—	Non-interest income
	—	—	Retained earnings
	—	—	Tax expense
	—	—	Net of tax

Total reclassifications for the period	$—	$—	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2022	2021	is Presented
Realized gains on AFS securities:
	$6		Non-interest income
	(2)	—	Tax expense
	4	—	Net of tax

Total reclassifications for the period	$4	$—	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$18,717	$63,749	$62,028	$98,416

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	6,433	2,764	5,068	1,519
Less: average number of unvested stock award shares	770	744	779	712
Average number of basic shares outstanding	44,700	48,395	46,056	49,672
Plus: dilutive effect of unvested stock award shares	330	342	336	286
Plus: dilutive effect of stock options outstanding	4	7	4	5
Average number of diluted shares outstanding	45,034	48,744	46,396	49,963

Basic earnings per common share:	$0.42	$1.32	$1.35	$1.98
Diluted earnings per common share:	$0.42	$1.31	$1.34	$1.97

For the three months ended September 30, 2022, 440 thousand shares of unvested restricted stock and 68 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2022, 448 thousand shares of unvested restricted stock and 69 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended September 30, 2021, 402 thousand shares of unvested restricted stock and 88 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2021, 425 thousand shares of unvested restricted stock and 93 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2022 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2021	710	$20.16	80	$25.21
Granted	321	28.78	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(12)	22.97
Stock awards vested	(230)	21.75	—	—
Forfeited	(75)	25.62	—	—
Expired	—	—	(6)	24.30
September 30, 2022	726	$22.73	62	$25.43

During the three and nine months ended September 30, 2022, proceeds from stock option exercises totaled $246 thousand and $270 thousand, respectively. During the three and nine months ended September 30, 2021, proceeds from stock option exercises totaled $38 thousand and $162 thousand, respectively. During the three and nine months ended September 30, 2022, there were 120 thousand and 230 thousand shares vested in connection with stock awards, respectively. During the three and nine months ended September 30, 2021, there were 89 thousand and 168 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.7 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense totaled $5.7 million and $3.7 million during the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$6,812	$6,812
Securities available for sale:
U.S Treasuries	—	20,000	—	20,000
Municipal bonds and obligations	—	60,566	—	60,566
Agency collateralized mortgage obligations	—	557,513	—	557,513
Agency residential mortgage-backed securities	—	553,737	—	553,737
Agency commercial mortgage-backed securities	—	235,576	—	235,576
Corporate bonds	—	38,981	3,920	42,901
Other bonds and obligations	—	656	—	656
Marketable equity securities	12,790	—	—	12,790
Loans held for investment at fair value	—	—	796	796
Loans held for sale	—	550	—	550
Derivative assets	—	52,997	22	53,019
Capitalized servicing rights	—	—	2,026	2,026
Derivative liabilities	—	101,745	—	101,745

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,354	$8,354
Securities available for sale:
U.S Treasuries	—	59,973	—	59,973
Municipal bonds and obligations	—	77,177	—	77,177
Agency collateralized mortgage obligations	—	688,336	—	688,336
Agency residential mortgage-backed securities	—	705,859	—	705,859
Agency commercial mortgage-backed securities	—	300,580	—	300,580
Corporate bonds	—	41,630	4,030	45,660
Marketable equity securities	14,798	655	—	15,453
Loans held for investment at fair value	—	—	1,200	1,200
Loans held for sale	—	6,110	—	6,110
Derivative assets	—	79,270	258	79,528
Capitalized servicing rights	—	—	1,966	1,966
Derivative liabilities	—	35,194	—	35,194

There were no transfers between levels during the three and nine months ended September 30, 2022.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of September 30, 2022.

			Aggregate Fair Value
September 30, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$796	$13,371	$(12,575)

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,200	$31,430	$(30,230)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$550	$539	$11

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$6,110	$5,926	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in fair value of loans held for sale for the three and nine months ended September 30, 2022, were losses of $12 thousand and $173 thousand, respectively. During the three and nine months ended September 30, 2022, originations of loans held for sale totaled $6.0 million and $16.1 million, respectively. During the three and nine months ended September 30, 2022, sales of loans originated for sale totaled $6.5 million and $21.6 million, respectively.

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2021, were gains of $17 thousand and losses of $217 thousand, respectively. During the three and nine months ended September 30, 2021, originations of loans held for sale totaled $24.0 million and $84.4 million, respectively. During the three and nine months ended September 30, 2021, sales of loans originated for sale totaled $22.5 million and $90.8 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2022
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906
Unrealized (loss)/gain, net recognized in other non-interest income	(23)	—	(6)	41	(11)	120
Unrealized gain included in accumulated other comprehensive income	—	(100)	—	—	—	—
Paydown of asset	(205)	—	(247)	—	—	—
Transfers to held for sale loans	—	—	—	(52)	—	—
September 30, 2022	$6,812	$3,920	$796	$15	$7	$2,026
Nine Months Ended September 30, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(933)	—	462	171	(127)	60
Unrealized (loss) included in accumulated other comprehensive income	—	(110)	—	—	—	—
Paydown of asset	(609)	—	(866)	—	—	—
Transfers to held for sale loans	—	—	—	(280)	—	—
September 30, 2022	$6,812	$3,920	$796	$15	$7	$2,026

Unrealized gain relating to instruments still held at September 30, 2022	$(459)	$(80)	$—	$26	$18	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Security	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2021
June 30, 2021	$8,853	$—	$1,260	$261	$92	$2,356
Unrealized (loss)/gain, net recognized in other non-interest income	(85)	—	509	440	10	(210)
Paydown of asset	(194)	—	(731)	—	—	—
Transfers to held for sale loans	—	—	—	(479)	—	—
September 30, 2021	$8,574	$—	$1,038	$222	$102	$2,146

Nine Months Ended September 30, 2021
December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturity of AFS security	—	(15,000)	—	—	—	—
Unrealized (loss)/gain, net recognized in other non-interest income	(556)	—	1,110	1,688	(218)	(887)
Paydown of asset	(578)	—	(2,337)	—	—	—
Transfers to held for sale loans	—	—	—	(2,201)	—	—
September 30, 2021	$8,574	$—	$1,038	$222	$102	$2,146

Unrealized gains relating to instruments still held at September 30,2021	$497	$—	$—	$222	$102	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$6,812	Discounted Cash Flow	Discount Rate	6.38%
AFS Securities	3,920	Indication from Market Maker	Price	98.00%
Loans held for investment	1,049	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$— - $20.7
Commitments to lend	15	Historical Trend	Closing Ratio	83.95%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	7	Historical Trend	Closing Ratio	83.95%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	2,026	Discounted cash flow	Constant Prepayment Rate (CPR)	12.48%
			Discount Rate	9.55%
Total	$13,829

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading security	$8,354	Discounted Cash Flow	Discount Rate	3.35%
AFS Securities	4,030	Indication from Market Maker	Price	101.00%
Loans held for investment	1,200	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3- $19.8
Commitments to lend	124	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	134	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,966	Discounted Cash Flow	Constant Prepayment Rate (CPR)	19.41%
			Discount Rate	9.50%
Total	$15,808

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

	September 30, 2022	December 31, 2021	Fair Value Measurement Date as of September 30, 2022
	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs
Assets
Individually evaluated	$2,944	$12,482	September 2022
Loans held for sale	3,574	—	September 2022
Capitalized servicing rights	11,793	14,056	September 2022
Total	$18,311	$26,538

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$2,944	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 26.42% ((49.76)%)
			Appraised Value	$0 to $608 ($-501)
Loans held for sale	3,574	Fair Value of Collateral	Appraised Value	$3,574
Capitalized servicing rights	11,793	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.99% to 13.52% (11.28%)
			Discount Rate	9.16% to 16.13% (13.32%)
Total	$18,311
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2022 and December 31, 2021.

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

Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. The choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Nonrecurring fair value measurement adjustments that relate to real estate collateral have generally been classified as Level 3. Estimates of fair value for other collateral that supports commercial loans are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

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

	September 30, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$694,913	$694,913	$694,913	$—	$—
Trading security	6,812	6,812	—	—	6,812
Marketable equity securities	12,790	12,790	12,790	—	—
Securities available for sale	1,470,949	1,470,949	—	1,467,029	3,920
Securities held to maturity	592,503	503,262	—	501,164	2,098
FHLB bank stock and restricted securities	7,264	N/A	N/A	N/A	N/A
Net loans	7,847,468	7,798,562	—	—	7,798,562
Loans held for sale	4,124	4,124	—	550	3,574
Accrued interest receivable	40,444	40,444	—	40,444	—
Derivative assets	53,019	53,019	—	52,997	22
Financial Liabilities
Total deposits	$9,988,121	$9,944,085	$—	$9,944,085	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances and other	4,494	2,888	—	2,888	—
Subordinated borrowings	121,001	110,109	—	110,109	—
Derivative liabilities	101,745	101,745	—	101,745	—

	December 31, 2021
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,627,807	$1,627,807	$1,627,807	$—	$—
Trading security	8,354	8,354	—	—	8,354
Marketable equity securities	15,453	15,453	14,798	655	—
Securities available for sale and other	1,877,585	1,877,585	—	1,873,555	4,030
Securities held to maturity	636,503	647,236	—	644,497	2,739
FHLB bank stock and restricted securities	10,800	N/A	N/A	N/A	N/A
Net loans	6,719,753	6,850,975	—	—	6,850,975
Loans held for sale	6,110	6,110	—	6,110	—
Accrued interest receivable	33,534	33,534	—	33,534	—
Derivative assets	79,528	79,528	—	79,270	258
Financial Liabilities
Total deposits	$10,068,953	$10,073,217	$—	$10,073,217	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	13,331	13,053	—	13,053	—
Subordinated borrowings	97,513	95,006	—	95,006	—
Derivative liabilities	35,194	35,194	—	35,194	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER BENEFIT/PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$92,084	$71,368	$242,505	$221,854
Provision/(benefit) for credit losses	3,000	(4,000)	(1,000)	2,500
Net interest after provision for credit losses	$89,084	$75,368	$243,505	$219,354

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.42	$1.31	$1.34	$1.97
Adjusted earnings per common share, diluted (1)(2)	0.62	0.53	1.56	1.28
Net income, (thousands)	18,717	63,749	62,028	98,416
Adjusted net income, (thousands) (1)(2)	27,928	25,695	72,279	63,814
Total common shares outstanding, (thousands)	45,040	48,657	45,040	48,657
Average diluted shares, (thousands)	45,034	48,744	46,396	49,963
Total book value per common share	20.93	24.21	20.93	24.21
Tangible book value per common share (2)	20.36	23.58	20.36	23.58
Dividends per common share	0.12	0.12	0.36	0.36
Full-time equivalent staff, continuing operations	1,300	1,333	1,300	1,333

PERFORMANCE RATIOS (3)
Return on equity	6.30%	22.18%	6.97%	11.30%
Adjusted return on equity (1)(2)	9.40	8.94	8.12	7.33
Return on tangible common equity (1)(2)	6.76	23.14	7.46	11.97
Adjusted return on tangible common equity (1)(2)	9.92	9.53	8.64	7.88
Return on assets	0.66	2.14	0.73	1.07
Adjusted return on assets (1)(2)	0.99	0.86	0.85	0.69
Net interest margin, fully taxable equivalent (FTE) (4)(5)	3.48	2.56	3.05	2.60
Efficiency ratio (1)(2)	62.01	68.76	66.75	69.32

FINANCIAL DATA (in millions, end of period)
Total assets	$11,317	$11,846	$11,317	$11,846
Total earning assets	10,604	11,145	10,604	11,145
Total loans	7,943	6,836	7,943	6,836
Total deposits	9,988	10,365	9,988	10,365
Loans/deposits (%)	80%	66%	80%	66%

ASSET QUALITY
Allowance for credit losses, (millions)	$96	$113	$96	$113
Net charge-offs, (millions)	(6)	(2)	(9)	(17)
Net charge-offs (QTD annualized)/average loans	0.30%	0.12%	0.16%	0.30%
Provision expense/(benefit), (millions)	$3	$(4)	$(1)	$3
Non-accruing loans/total loans	0.48%	0.54%	0.48%	0.54%
Allowance for credit losses/non-accruing loans	254	304	254	304
Allowance for credit losses/total loans	1.21	1.65	1.21	1.65

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.7%	15.3%	12.7%	15.3%
Tier 1 capital leverage ratio	10.1	9.9	10.1	9.9
Tangible common shareholders' equity/tangible assets (2)	8.1	9.7	8.1	9.7

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FOR THE PERIOD: (In thousands)
Net interest income	$92,084	$71,368	$242,505	$221,854
Non-interest income	16,251	73,635	53,283	121,839
Net revenue	108,335	145,003	295,788	343,693
Provision/(benefit) for credit losses	3,000	(4,000)	(1,000)	2,500
Non-interest expense	81,677	69,460	218,702	216,486
Net income	18,717	63,749	62,028	98,416
Adjusted income (1)(2)	27,928	25,695	72,279	63,814
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
(5)    The effect of purchase accounting accretion for loans, time deposits, and borrowings on the net interest margin was an increase in all periods presented. The increase for the three months ended September 30, 2022 and 2021 was 0.01% and 0.06%, respectively. The increase for the nine months ended September 30, 2022 and 2021 was 0.01% and 0.06%, respectively.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in millions)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$3,926	4.53%	$3,577	3.40%	$3,802	3.89%	$3,611	3.38%
Commercial and industrial loans	1,449	5.21	1,370	4.78	1,423	4.60	1,612	4.71
Residential mortgages	1,926	3.53	1,499	3.65	1,671	3.55	1,613	3.72
Consumer loans	587	6.24	545	3.95	554	5.30	587	3.85
Total loans (1)	7,888	4.54	6,991	3.77	7,450	4.05	7,423	3.78
Investment securities (2)	2,400	2.13	2,312	2.09	2,557	2.02	2,255	2.21
Short-term investments & loans held for sale (3)	342	1.96	1,762	0.17	673	0.90	1,623	0.13
Mid-Atlantic region loans held for sale (4)	—	—	155	3.82	—	—	239	3.96
Total interest-earning assets	10,630	3.91	11,220	2.86	10,680	3.36	11,540	2.96
Intangible assets	26	x	31		27		33
Other non-interest earning assets	659	x	674		648		696
Total assets	$11,315		$11,925		$11,355		$12,269

Liabilities and shareholders’ equity
Deposits:
NOW and other	$1,362	0.48%	$1,316	0.05%	$1,424	0.22%	$1,343	0.09%
Money market	2,737	0.46	2,716	0.16	2,806	0.27	2,756	0.20
Savings	1,129	0.03	1,112	0.04	1,124	0.03	1,056	0.06
Time	1,528	0.85	1,893	0.86	1,537	0.73	2,056	0.97
Total interest-bearing deposits	6,756	0.48	7,037	0.35	6,891	0.32	7,211	0.38
Borrowings and notes (5)	251	5.46	253	3.89	178	5.09	377	3.26
Mid-Atlantic region interest-bearing deposits (4)	—	—	306	0.51	—	—	447	0.54
Total interest-bearing liabilities	7,007	0.66	7,596	0.43	7,069	0.44	8,035	0.52
Non-interest-bearing demand deposits	2,913	x	2,901		2,928		2,742
Other non-interest earning liabilities	206		279		171		331
Liabilities from discontinued operations	—		—		—		—
Total liabilities	10,126		10,776		10,168		11,108

Total common shareholders' equity	1,189		1,149		1,187		1,161
Total shareholders’ equity (2)	1,189		1,149		1,187		1,161
Total liabilities and stockholders’ equity	$11,315		$11,925		$11,355		$12,269

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)	Average Balance	Yield/Rate (FTE basis)
Net interest spread		3.25%		2.43%		2.92%		2.44%
Net interest margin (6)		3.48		2.56		3.05		2.60
Cost of funds		0.46		0.31		0.31		0.38
Cost of deposits		0.33		0.22		0.22		0.28

Supplementary data
Total deposits (In millions)	$9,669		$9,938		$9,819		$9,953
Fully taxable equivalent income adj. (In thousands) (7)	1,715		1,586		4,799		4,739
____________________________________
(1)     The average balances of loans include nonaccrual loans and deferred fees and costs. As of September 30, 2022, deferred fees related to PPP loans was not considered material. As of September 30, 2021, deferred fees related to PPP loans totaled $0.2 million.
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
(6)     Purchase accounting accretion totaled $0.3 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Purchase accounting accretion totaled $1.5 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.
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

The Company also calculates adjusted earnings per share based on its measure of adjusted earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Expense adjustments in 2022 and 2021 were primarily related to branch consolidations. Net losses on securities in 2022 were primarily due to unrealized equity securities losses due to changes in market conditions.

Management believes that the computation of non-GAAP adjusted earnings and adjusted earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

In 2021, the Company recorded a third quarter net gain of $52 million on the sale of the operations of the insurance subsidiary and the Mid-Atlantic branch operations. Expense adjustments in the first quarter 2021 were primarily related to branch consolidations. Third quarter 2021 adjustments included Federal Home Loan Bank borrowings prepayment costs. They also included other restructuring charges for efficiency initiatives in operations areas including write-downs on real estate moved to held for sale and severance related to staff reductions. The fourth quarter 2021 revenue adjustment was primarily related to trailing revenue on a previously reported sale, and the expense adjustment was due primarily to branch restructuring costs. Net losses on securities in both years were primarily due to unrealized equity securities losses due to changes in market conditions. The adjustment to expense in 2022 is primarily related to the consolidation of branches in 2022, along with the disposition of other unused premises and costs related to the change in business operations in the Firestone business line.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
GAAP Net income		$18,717	$63,749	$62,028	$98,416
Adj: Net losses on securities (1)		476	166	2,194	681
Adj: Net (gains) on sale of business operations and assets		—	(51,885)	—	(51,885)
Adj: Restructuring and other expense		11,473	1,425	11,526	4,917
Adj: Income taxes		(2,738)	12,240	(3,469)	11,685
Total adjusted income/(loss) (non-GAAP) (2)	(A)	$27,928	$25,695	$72,279	$63,814

GAAP Total revenue		$108,335	$145,003	$295,788	$343,693
Adj: Losses on securities, net (1)		476	166	2,194	681
Adj: Net (gains) on sale of business operations and assets		—	(51,885)	—	(51,885)
Total operating revenue (non-GAAP) (2)	(B)	$108,811	$93,284	$297,982	$292,489

GAAP Total non-interest expense		$81,677	$69,460	$218,702	$216,486
Less: Total non-operating expense (see above)		(11,473)	(1,425)	(11,526)	(4,917)
Less: Goodwill impairment		—	—	—	—
Operating non-interest expense (non-GAAP) (2)	(C)	$70,204	$68,035	$207,176	$211,569

(In millions, except per share data)
Total average assets	(D)	$11,315	$11,925	$11,355	$12,268
Total average shareholders’ equity	(E)	1,189	1,150	1,187	1,161
Total average tangible shareholders’ equity (2)	(F)	1,164	1,118	1,159	1,128
Total average tangible common shareholders' equity (2)	(G)	1,164	1,118	1,159	1,128
Total tangible shareholders’ equity, period-end (2)(3)	(H)	917	1,147	917	1,147
Total tangible common shareholders' equity, period-end (2)(3)	(I)	917	1,147	917	1,147
Total tangible assets, period-end (2)(3)	(J)	11,291	11,815	11,291	11,815
Total common shares outstanding, period-end (thousands)	(K)	45,040	48,657	45,040	48,657
Average diluted shares outstanding (thousands)	(L)	45,034	48,744	46,396	49,963

Earnings per common share, diluted		$0.42	$1.31	$1.34	$1.97
Adjusted earnings per common share, diluted (2)	(A/L)	0.62	0.53	1.56	1.28
Book value per common share, period-end		20.93	24.21	20.93	24.21
Tangible book value per common share, period-end (2)	(I/K)	20.36	23.58	20.36	23.58
Total shareholders' equity/total assets		8.33	9.95	8.33	9.95
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	8.12	9.71	8.12	9.71
		x
Performance ratios (4)		x
GAAP return on equity		6.30%	22.18%	6.97%	11.30%
Adjusted return on equity (2)	(A/E)	9.40	8.94	8.12	7.33
Return on tangible common equity (2)(5)		6.76	23.14	7.46	11.97
Adjusted return on tangible common equity (2)(5)	(A+O)/(G)	9.92	9.53	8.64	7.88
GAAP return on assets		0.66	2.14	0.73	1.07

Adjusted return on assets (2)	(A/D)	0.99	0.86	0.85	69.00
Efficiency ratio (2)	(C-O)/(B+M+P)	62.01	68.76	66.75	69.32
(in thousands)
Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (6)	(M)	$620	$2,195	$1,811	$2,315
Non-interest income charge on tax-credit investments (7)	(N)	(445)	(1,789)	(1,153)	(1,996)
Net income on tax-credit investments	(M+N)	175	406	658	319

Intangible amortization	(O)	1,285	1,296	3,857	3,912
Fully taxable equivalent income adjustment	(P)	1,715	1,586	4,799	4,739
_________________________________________________________________________________________
(1)     Net securities losses for the periods ending September 30, 2022 and 2021 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”). Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. The Bank seeks to transform what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being a leading socially responsible omni-channel community bank in New England and beyond. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $11.3 billion in assets and operates 100 branch offices in New England and New York.

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

SUMMARY

Berkshire’s quarterly revenue and operating earnings advanced in 2022 compared to the fourth quarter of 2021, reflecting growth and profitability under its BEST strategic plan which was initiated near midyear 2021. Results have also benefited from a strong credit environment and from market interest rate increases which began after the start of 2022. The Company’s interest rate risk profile is positioned to benefit earnings from further interest rate increases expected by the markets through the rest of the year.

The BEST plan targeted getting better before getting bigger, and this was a primary focus in the second half of 2021 as various expense and profitability initiatives were undertaken and less strategic operations were ended, including the sale of Mid-Atlantic branch operations and insurance operations in the third quarter of 2021. The refocus on core markets and operations and the reinvestment of resources into frontline bankers and technology contributed to the resumption of loan growth in 2022. Share repurchases over the last year to return excess capital to shareholders produced a 7% decrease in outstanding shares over the last twelve months, which has further supported growth in per share earnings and return on equity.

The sale of operations in the third quarter of 2021 inflated revenue and earnings in the third quarter and first nine months of 2021. As a result, GAAP revenue and earnings declined in 2022 compared to these periods. Adjusted measures of revenue and earnings, which do not include these sale gains, advanced in 2022 compared to 2021 in both the third quarter and first nine months of the year. Third quarter earnings per share decreased year-over-year by 68% to $0.42, while adjusted earnings per share increased by 18% to $0.62. Total third quarter net revenue decreased by 25%, while adjusted revenue increased by 17%.

The Company’s BEST plan sets goals for certain non-GAAP adjusted profitability measures. The Company advanced strongly in 2022 towards the target ranges for adjusted return on assets, adjusted return on tangible equity, and adjusted pre-tax pre-provision net revenue.

Third quarter 2022 financial highlights are shown below. Comparisons are year-over-year unless otherwise noted:
•6.8% return on tangible common equity and 9.9% adjusted return on tangible common equity
•11% increase quarter-over-quarter in total net revenue; 10% increase in adjusted net revenue
•3.48% net interest margin, increased from 3.11% in 2Q22 and 2.56% in 3Q21
•62% efficiency ratio, improved from 67% in 2Q22 and 69% in 3Q21
•2% end-of-period loan growth quarter-over-quarter; 16% growth year-over-year
•0.74% delinquent and non-accrual loans/loans
•7% reduction in period-end shares outstanding year-over-year reflecting stock buybacks
•Prepayment of $75 million in subordinated debt in September 2022

Credit metrics remained strong in 2022, and earnings benefited from a release of the credit loss allowance for the year-to-date. The allowance continues to provide comparatively strong coverage of the loan portfolio. The Company’s balance sheet positioning includes:

•Significant liquidity available through short and long term investments and off-balance sheet sources. Loans/deposits measured 80% at period-end
•Positive asset sensitivity to rising interest rates, with a 2.4% modeled benefit to first year net interest income compared to a static scenario in the event of a 100 basis point upward interest rate shock
•Stock repurchase plan approved for up to $140 million in repurchases, with $105 million completed in the first nine months of 2022
•Strong regulatory capital metrics, with a 12.7% period-end common equity tier 1 capital ratio

During the second quarter of 2022, Moody’s Investors Service assigned first time issuer ratings with an investment grade rating of Baa3 to Berkshire Hills Bancorp and Berkshire Bank, with a positive outlook. Moody’s assigned an A3 long-term deposit rating to the Bank. Also, in the second quarter, KBRA (Kroll Bond Rating Agency) affirmed senior unsecured investment grade ratings of BBB for Berkshire Hills Bancorp and BBB+ for Berkshire Bank, with a stable outlook. KBRA affirmed a BBB+ deposit rating for the Bank. In conjunction with the issuance of $100 million in subordinated notes, an amount equal to the net proceeds of which will be used to finance or refinance new or existing social and environmental projects (a “Sustainability Bond”),, the Company implemented its Sustainable Financing Framework, which received a favorable rating from Sustainalytics, a leading ESG ratings firm. This was the first Sustainability Bond issued by a U.S. community bank with assets under $150 billion.

In accordance with its BEST plan, Berkshire continued recruiting front line bankers and developing technology initiatives in the first nine months of 2022. The Company continues to promote employees from within the organization and to bring on board knowledgeable bankers to deepen long-term relationships with its customers. Berkshire Bank recently announced an expanded partnership with fintech Narmi to create a best-in-class digital banking experience for consumers and small businesses, which is targeted for implementation in 2023. For more information about the BEST plan, please see Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s most recent report on Form 10-K.

Since year-end 2021, inflation has accelerated, with the consumer price index increasing 8.2% year-over-year in September 2022. In response, the Federal Reserve Bank has embarked on monetary tightening policies, resulting in increased interest rates. The Federal Reserve has indicated that further tightening is anticipated. The average federal funds target rate increased from 0.25% in the third quarter of 2021 to 2.37% in the third quarter of 2022, reaching 4.00% as of November 7, 2022. The average ten year treasury increased from 1.53% to 3.10% for these periods, reaching 4.21% as of November 7, 2022. The possibility of a recession induced by monetary policy is an increasing market concern for 2023, although business conditions remained solid in the Company’s markets through period-end. The Company is pursuing its plans for growth under its BEST plan based on its favorable niche in a consolidating regional market and its distinctive strategy based on its DigitouchSM approach to customer engagement and its community service message that where you bank matters.

On October 13, 2022 the Company and the Bank announced that Subhadeep Basu, Chief Financial Officer of the Company and the Bank, resigned effective October 7, 2022, for personal reasons and to subsequently pursue other career interests. Mr. Basu agreed to be available as an advisor to the Company to assist with transition matters through December 31, 2022. The Company and Berkshire Bank appointed Senior Vice President and Chief Accounting Officer Brett Brbovic, age 42, as Interim Chief Financial Officer, effective October 7, 2022, and is in the process of searching for a new Chief Financial Officer through an executive search process. Mr. Brbovic first joined the Company and Berkshire Bank from KPMG LLP in 2012 as Vice President and Controller and has served as Senior Vice President and Chief Accounting Officer since 2015.

On November 4, 2022, the Company announced that it had increased its quarterly dividend to shareholder by 50% to $0.18 per share. This reflected growth in earnings since the announcement of the BEST strategic transformation plan in May 2021. The $0.18 dividend represents a yield of approximately 2.6% based on Berkshire’s closing share price of $27.44 on November 3, 2022 and is equivalent to a 29% payout compared to third quarter 2022 adjusted earnings.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

Summary: Total assets decreased by $0.3 billion to $11.3 billion due primarily to lower values of available for sale securities. A $0.9 billion reduction in excess cash was the primary funding source for loan growth totaling $1.1 billion. Cash and equivalents decreased to 6% of total assets from 14%. Most asset quality metrics remained at relatively favorable levels. Total deposits decreased by 1%, and the ratio of loans/deposits increased to 80% from 68%. The book value of equity decreased primarily due to the unrealized bond losses, which are not applied against regulatory capital. The regulatory measure of common equity tier one capital decreased to 12.7% from 15.0% due primarily to the loan portfolio growth. The Company views its liquidity and capital, including the contribution of retained earnings, as well positioned to support ongoing organic growth and shareholder distributions.

Investments: The portfolio of investment securities decreased by $458 million, or 18%, to $2.09 billion during the first nine months of 2022. This decrease was primarily due to the unrealized loss on securities available for sale, which resulted from interest rate increases in the first nine months of 2022. The unrealized loss on securities available for sale increased from $4 million, or 0.2% of book value, at year-end 2021 to $248 million, or 14.4% of book value, at period-end. Additionally, proceeds from securities maturities and amortization contributed funding for the growth of the loan portfolio. Proceeds from maturities, calls, and prepayments of investments securities totaled $483 million for the first nine months of 2022. The average life of the bond portfolio increased to 6.9 years from 4.6 years due primarily to slower prepayments of mortgage related securities in the rising rate environment. The investment portfolio is viewed as a significant source of liquidity for the Bank, as 93% of the $1.5 billion available for sale portfolio consists of Agency mortgage related products and Treasury notes. The investment portfolio yield was 2.13% in the third quarter of 2022, compared to 2.04% in the fourth quarter of 2021.

Loans: Total loans increased by $1.12 billion, or 16%, to $7.94 billion in the first nine months of 2022. Loan growth of 14% in the first half was followed by 2% growth in the third quarter. Growth was concentrated in a $641 million, or 46%, increase in residential mortgages and a $409 million, or 8%, increase in commercial loans. Loans increased in all major categories as a result of the Company’s BEST initiatives which included stronger production from frontline bankers, talent recruitment, and channel expansion. Prepayments slowed in the rising rate environment. Loan demand moderated in the third quarter reflecting the impact of higher interest rates and potential prospects for a future recession.

Overall loan yields increased from the fourth quarter of 2021 due mainly to increases in market interest rates, primarily in relation to loans repricing within three months. These loans totaled $2.96 billion, or 38% of total loans and loan yields were expected to benefit further in the fourth quarter based on market expectations for additional interest rate increases. The Company measures its loan beta, which is the ratio of the change in loan yields to a market index. Compared to the average federal funds target rate, the beta for the total loan portfolio measured 36% comparing the third quarter of 2022 to the fourth quarter of 2021. Comparing the most recent quarter to the linked quarter, the loan beta was 38%. The magnitude and consistency of these betas primarily reflects the large volume of loans contractually repricing based on Prime. LIBOR, or SOFR based indices.

As part of its BEST program, Berkshire has invested in expanding its retail originations team and its correspondent platform. The Company also purchased residential mortgages from area lenders. Most mortgage bookings were jumbo mortgages held for investment. New loan volumes were predominantly fixed rate early in the year and gradually transitioned to primarily 7/1 hybrid adjustable-rate mortgages in the third quarter. The mortgage portfolio expanded from 20% of total loans at the start of the year to 26% at period-end. The portfolio yield decreased from 3.82% in the fourth quarter of 2021 to 3.53% in the most recent quarter, including the impact of the shorter duration adjustable rate mortgages added in 2022. Portfolio growth was substantially funded through the reinvestment of excess short-term investments accumulated from loan run-off in 2021.

Commercial real estate and commercial and industrial loans increased by 8% and 9% respectively in the first nine months of the year. Total commercial loans decreased by 1% in the third quarter, including outplacements of targeted credits, as well as seasonal impacts on loan closings in the third quarter. The Company’s commercial loan pipeline at period-end increased compared to the midyear pipeline. The $295 million nine month increase in commercial real estate loans was concentrated in a $97 million, or 19%, increase in multifamily loans and a $129 million, or 6%, increase in loans to commercial real estate non-owner occupied properties. The $111 million increase in commercial and industrial loans was driven by growth in asset-based lending related loans due to both customer growth and increased line utilization.

The average yield on commercial real estate loans increased by 1.04% to 4.53% in the most recent quarter compared to the fourth quarter of 2021. For these periods, the average yield on commercial and industrial loans increased by 0.83% to 5.21%. Many of the commercial loans are indexed to prime, LIBOR, or SOFR which have responded quickly to changes in market interest rates. The impact of these increases on borrowers has been more muted due to the benefit of interest rate swaps with fix customer payments. The notional amount of borrower interest rate swaps totaled approximately $1.7 billion at period-end, measuring approximately 32% of the commercial portfolio. The Company continues to maintain its commercial underwriting standards and growth is managed within a detailed system of hold limits based on industry and loan type. Variable rate loan underwriting includes a test of debt service coverage for up to a 300 basis point upward interest rate shock.

After midyear, the Company announced that it would cease originating new loans in its Firestone Financial specialty lending operation and allow the portfolio to run-off. This was a strategic decision in the context of Berkshire’s BEST plan to focus on core markets and products. The Firestone portfolio stood at $153 million at period-end and continues to have strong credit performance in line with its long history.

Consumer loans increased by $67 million, or 13%, in the first nine months of the year. Growth was driven by consumer unsecured loans originated through the Company’s partnership with the fintech Upstart. This portfolio totaled $152 million at period-end, and most of these loans were originated during the first half of the year and were generally subject to the Company’s prime underwriting standards. In July 2022 the Company announced that, due to the prevailing economic uncertainty, it was ceasing new originations through this partnership. Credit performance of this portfolio has exceeded the Company’s expectations. The yield on the consumer portfolio increased by 2.28% to 6.24% in the first nine months of 2022, reflecting the higher coupon consumer unsecured loans added in the first half of the year, along with the benefit of higher interest rates on prime-indexed home equity loans.

Asset Quality and Credit Loss Allowance: Major asset quality metrics remained solid as of third quarter-end, with many metrics at better levels than pre-pandemic. Non-accruing loans measured 0.48% of total loans, compared to 0.52% at year-end 2021. Annualized net loan charge-offs measured 0.16% of average loans for the first nine months of the 2022, compared to 0.29% in fiscal year 2021. Accruing delinquent loans measured a relatively low 0.26% of total loans, compared to 0.63% at year-end 2021. This included loans 30-89 days past due measuring 0.18% of loans. Period-end non-accruing loans totaling $38 million included $21 million in commercial and industrial loans which was concentrated in one manufacturing credit with operational challenges which were episodic rather than systemic in nature. This credit accounted for $4 million of the $6 million in net charge-offs in the quarter. Non-accruing commercial real estate loans decreased to a low $3 million from $8 million, including the benefit of the $11 million sale of certain problem and potential problem loans to proactively take advantage of attractive market conditions during the period. At period-end, accruing troubled debt restructurings totaled $7 million and accruing loans over 90 days delinquent totaled $6 million. Total criticized loans decreased to 2.5% of loans from 3.5% of loans, including classified loans which decreased to 1.6% of loans from 2.1% of loans. Classified loans include accruing substandard loans, which are regarded as potential problem loans and which declined to 1.1% of loans from 1.6% over the nine month period.

The allowance for credit losses on loans decreased in the first nine months of 2022 to $96 million from $106 million. The ratio of the allowance to total loans decreased to 1.21% from 1.55%. This decline was primarily due to improved asset quality metrics and a reduction in the potential losses from economic and social disruptions related to COVID-19 conditions, while including a qualitative assessment of risks related to market and inflation conditions and future possible recession conditions. The allowance covers all current expected credit losses for all loans. In relation to outstanding loans, the allowance for most of the loan categories decreased.

Deposits and Borrowings: Total deposits decreased by $81 million, or 1%, to $9.99 billion during the first nine months of 2022. This decrease included a $73 million reduction in brokered deposits, and total other total deposits were essentially unchanged for the period. Non-interest-bearing demand deposit accounts decreased by $112 million or 4%. This decrease was more than offset by NOW deposit growth of $70 million, or 7%, and money market deposit growth of $95 million, or 3%. Payroll deposits, which fluctuate daily, totaled $1.05 billion at period-end. Deposit activity included the impact of increased customer spending rates as well as market competition from higher yielding investment instruments in the rising interest rate environment.

The cost of deposits increased to 0.33% in the third quarter of 2022, compared to 0.19% in the fourth quarter of 2021. Increases were concentrated in a 0.44% increase to 0.48% in the cost of NOW and related deposits and a 0.30% increase to 0.46% in the cost of money market deposit accounts. Deposit costs increased in most major account categories due to the impact of sharply rising market interest rates during the period.

The Company measures its deposit beta, which is the ratio of the change in deposit costs to a market index. Compared to the average federal funds target rate, the deposit beta measured 6% for the above periods, rising to 12% for the change in costs in the most recent quarter compared to the linked quarter. Deposit rates were relatively unchanged through the first half of the year, and began increasing in the most recent quarter. The Company anticipates that further increases in market interest rates will lead to higher deposit costs in future periods, including higher rates paid as well as shifts in balances from lower cost accounts to higher cost accounts.

The Company’s wholesale funds consist of brokered deposits and borrowings. Wholesale funds decreased by $49 million, or 15%, to $289 million over the first nine months of the year.

On June 30, 2022, Berkshire completed the sale at par of $100 million in subordinated notes bearing interest at a fixed rate of 5.5% for the first five years. The notes will then reset quarterly to a floating rate per annum equal to a benchmark rate which is expected to be the Three-Month Term SOFR, plus 249 basis points. The notes have a ten year final maturity and generally may be called at par after five years. Berkshire is the first public U.S. community bank holding company with under $150 billion in total assets to issue a Sustainability Bond. The Company intends to use an amount equal to the net proceeds of its Sustainability Bond issuance to finance or refinance new or existing social and environmental projects consistent with its Sustainable Financing Framework. Sustainalytics, a Morningstar Company, and the global leader in high-quality ESG research, ratings, and data, has independently verified that Berkshire’s Sustainable Financing Framework "is credible and impactful and in alignment with” International Capital Market Association (ICMA) guidelines and principles.

On September 28, 2022, the Company prepaid the balance of its existing $75 million in subordinated debt bearing interest at 6.875% which became callable for the first time on that date since the original issuance ten years ago. Third quarter 2022 interest expense included the additional cost of carrying these two subordinated debt obligations for one quarter.

Derivative Financial Instruments: During September 2022, the Company added $400 million of receive fix/pay SOFR interest rate swaps through a combination of immediate and forward-settling cash flow hedges which were intended to reduce the earnings exposure to downward rate movements. This was in response to the increased sensitivity to a downward interest rate shock following the rapid rise in market interest rates during the year. Except for these swaps, there were no material changes during the first nine months in the portfolio of outstanding derivative financial instruments. The estimated fair value of these instruments was a liability of $49 million at period-end, which decreased from an asset of $43 million at year-end 2021 due to the impact of changes in interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity decreased by $240 million, or 20% to $943 million in the first nine months of 2022. This decrease was primarily due to a $185 million net other comprehensive loss resulting mostly from the previously discussed $245 million unrealized loss on debt securities available for sale as a result of the increase in market interest rates. Additionally, the Company repurchased $105 million in common shares during this period, representing approximately 8% of shares outstanding at year-end 2021.

The unrealized securities losses are not counted against regulatory equity. As a result, the decrease in regulatory capital was more modest. Including the impact of the loan growth, the common equity tier one capital remained relatively strong, decreasing from 15.0% to 12.7% in the first nine months of 2022. Similarly, the relatively strong risk based capital ratio decreased to 15.0% from 17.3%.

Across the banking industry, the unrealized losses on available for sale investment securities have led to significant compression of book value and the non-GAAP financial measure of tangible book value. The Company’s book value per share decreased by 14% to $20.93 and period-end equity/assets decreased from 10.2% to 8.3%. Tangible book value per share decreased by 14% to $20.36, and the period-end ratio of tangible common equity/tangible assets decreased from 10.0% to 8.1%.

During the first nine months of 2022, the Company continued the quarterly shareholder dividend at $0.12 per share level it was reduced to as a result of the pandemic beginning in the third quarter of 2020. On November 4, 2022, the Company announced that it had increased its quarterly dividend to shareholders by 50% to $0.18 per share. This reflected growth in earnings since the announcement of the BEST strategic transformation plan in May 2021. The $0.18 dividend represents a yield of approximately 2.6% based on Berkshire’s closing share price of $27.44 on November 3, 2022 and is equivalent to a 29% payout compared to third quarter 2022 adjusted earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

Summary: Berkshire’s third quarter net income decreased by 71% to $19 million. Results in 2021 included $52 million in gains on the sale of insurance and branch operations. The non-GAAP measure of adjusted income, which excludes non-operating items and sale gains, increased by 9% to $28 million. The benefit of a 29% increase in net interest income was partially offset by lower non-interest income and higher credit loss provision expense.

Third quarter 2022 GAAP earnings per share totaled $0.42 and adjusted earnings per share totaled $0.62, which was the highest quarterly adjusted EPS since 2019. This included the benefit of share repurchases, which reduced outstanding shares by 7% year-over-year. GAAP EPS decreased by 68%, while adjusted EPS increased by 18%.

Berkshire’s nine month net income decreased by 37% to $62 million. Adjusted net income improved by 13% to $72 million. In addition to adjusting for sale gains, the major adjustments to adjusted earnings related to restructuring expenses primarily consisting of branch consolidations. Nine month 2022 earnings per share totaled $1.34 and adjusted earnings per share totaled $1.56.

In the most recent quarter, the return on assets measured 0.66% and the adjusted return on assets measured 0.99%. The return on tangible equity measured 6.76% and the adjusted return on tangible equity measured 9.92%. By growing operating revenue and maintaining disciplined operating expenses, Berkshire has been achieving positive operating leverage. The third quarter efficiency ratio improved to 62% in 2022 compared to 69% in 2021.

Net Interest Income: Third quarter net interest income increased by 29% to $92 million. Nine month net interest income increased by 9% to $243 million. These increases were driven by increases of 36% and 17%, respectively, in the net interest margin. This reflected the benefit of rising interest rates in 2022 as well as the use of excess cash accumulated in 2021 and used reinvesting primarily in residential mortgage growth in 2022.

The third quarter net interest margin increased year-over-year by 91 basis points to 3.48% from 2.56%. This was the highest quarterly net interest margin reported by the Company in four years. This primarily reflects the benefit of the 36% loan beta compared to the 6% deposit beta in the environment of rapidly rising market interest rates since the fourth quarter of 2021. Most loans repricing within three months are indexed to Prime, LIBOR, or SOFR which change rapidly as market interest rates change. Deposit cost changes depend on market factors and typically operate with a lag, which has been pronounced in the current environment of rapid market rate increases.

At period-end, the Company remained asset sensitive and was positioned to benefit from further increases in market interest rates in 2022 based on market forecasts. This is discussed below in Item 3 “Quantitative and Qualitative Disclosures About Market Risk”. Expected market interest rate increases in the fourth quarter may provide further benefit to the net interest income. Based on the Company’s interest rate risk modeling, the deposit beta increase over time, and the cost of wholesale funds may also affect the cost of interest bearing liabilities, depending on market and competitive conditions and the Company’s asset and liability management strategies. The structure of deposits, including the percentage of non-interest-bearing deposits (which was 29% of total deposits at period-end) may also affect the margin depending on future economic and monetary conditions.

Non-Interest Income: Total fee income decreased year-over-year by 29% to $15 million, and for nine months year-to-date fee income decreased by 26% to $48 million. Excluding insurance commissions and fees from insurance operations sold at the end of September 2021, the decreases in this income measured 24% and 17% for the above respective periods. This was mostly due to decreases in loan fees totaling $5 million and $9 million for the above periods. This was primarily due to decreases of $3 million and $6 million, for the above respective periods, in SBA originations related income reflecting lower market volumes and premiums as a result of the increase in market interest rates. Berkshire continued to rank high in national SBA loan originations, placing in the 22nd position nationally based on SBA 7(a) loan approval data for the SBA fiscal year ending September 30, 2022. Income from commercial loan swap fees and fair value changes also decreased for the three and nine month periods. Deposit related fees increased by 9% and 6% respectively for these periods despite the sale of branch operations in 2021, reflecting increased consumer transaction activity year-over-year.

Provision for Credit Losses on Loans: The third quarter provision was a $3 million expense in 2022 compared to a $4 million benefit in 2021. For the first nine months, the provision was a $1 million benefit in 2022 compared to a $2 million expense in 2021. The Company has steadily reduced the coverage of its allowance for credit losses on loans based on improvements in asset quality and forecast conditions. Charge-offs have remained at relatively favorable levels. These improvements have generally offset the impact of loan portfolio growth and increased consumer lending which would otherwise require additional provision expense. The most recent quarter was the first quarter with a provision expense since the first quarter of 2021.

Non-Interest Expense and Tax Expense: Total non-interest expense increased year-over-year by 18% for the third quarter and by 1% for the first nine months. The non-GAAP financial measure of adjusted non-interest expense increased by 3% for the third quarter and decreased by 2% for the first nine months. Expense in 2022 benefited from the sale of operations and restructuring actions in 2021. Cost saves from these initiatives were targeted towards increased spending for bankers and technology. The Company generally targets operating expenses in the range of $68 - $70 million on a quarterly basis. Adjustments to nine month expense totaled $5 million in 2021 and $12 million in 2022 and were primarily related to branch consolidations and the sale of operations in 2021 and branch consolidations in 2022. The total branch count decreased from 130 branches at the start of 2021 to 106 branches at year-end 2021 and 100 branches at third quarter-end in 2022. Full time equivalent staff decreased from 1,505 positions at the start of 2021 to 1,319 positions at year-end 2021 and 1,300 positions at September 30, 2022.

The effective income tax rate was 21% for the first nine months of 2021 and 22. The tax rate benefit from lower pre-tax income in 2022 was offset in part by lower benefits on investment tax credit investments due to slower construction activity in 2022 and longer schedules for recognizing the benefits in income.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Total comprehensive income for the first nine months of the year was a loss of $123 million in 2022, compared to income of $75 million in 2021, reflecting the impact in both periods of rising medium term interest rates on the bond portfolio.

Liquidity and Cash Flows: Please see ““Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Cash Flows” in the most recent report on Form10-K for a more expansive discussion of these topics.

For the first nine months of 2022, loan growth was the primary use of cash, which was mainly sourced from short-term investments and investment securities. The ratio of cash and cash equivalents to total assets decreased to 6% from 14% over this period. Investment securities and wholesale funding are sources of cash to support future loan growth. Unused FHLBB borrowing availability stood at $1.2 billion at period-end. Cash at the parent company stood at $119 million at period-end

The Company continues to view itself as having sufficient liquidity with a high quality and liquid securities portfolio and well-positioned wholesale funding sources. The new Moody’s ratings introduced in 2022, including the A3 long-term bank deposit rating, support Berkshire’s liquidity profile. The relative stability of deposit costs during 2022 has also been positive as an indicator of core funding stability in the Company’s markets.

The ratio of loans to deposits measured 80% at period-end, compared to 68% at the start of the year. A number of metrics are utilized in establishing optimal and minimal liquidity targets and the Company is generally well positioned across these metrics.

The rising rate environment potentially constrains industry deposit demand growth. Additionally, the rising rates have contributed to the extension of the investment portfolio average life and the unrealized bond losses are a potential constraint on some options for the use of investments to support overall liquidity. The unrealized losses would affect capital if they were realized through the sale of the related securities, which could then impact the management of capital. The excess liquidity which has been widespread throughout the financial system during the pandemic may constrain funding sources if systemwide liquidity is reduced. The Company is monitoring various scenarios as it continues to pursue organic growth and market share gains in the context of its BEST strategic plan.

The parent relies over the long term on dividends from the Bank to fund its debt obligations and capital returns to shareholders. The Bank requires regulatory approval from the FDIC and the Massachusetts Division of Banks to provide dividends to the parent

Capital Resources: Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with Note 10 – Capital Ratios and Shareholders' Equity in the notes to the consolidated financial statements. Additional information about capital resources and regulatory capital is contained in the notes to the consolidated financial statements and in the Company's most recent Form 10-K. The Company monitors the impacts of rising rates, credit stress scenarios, and organic growth in assessing its capital adequacy and plans.

The Company’s BEST plan includes the optimization of capital, including reducing excess capital through organic growth and capital returns to shareholders. The operation of this plan was evidenced in the first nine months of the year through the 16% loan growth and $105 million in share repurchases. Additionally, shareholder dividends paid totaled $16 million for this period. Capital optimization was also supported through the subordinated debt issuance, reducing the coupon compared to the existing debt which was later prepaid.

The Company primarily focuses on regulatory capital measures in assessing capital, including the common equity Tier 1 capital ratio. This ratio stood at 12.7% at period-end. This also includes ongoing assessment of the shareholder cash dividend in relationship to earnings and to competitive practices. The Company announced a 50% increase in the quarterly shareholder dividend from $0.12 per share to $0.18 per share on November 4, 2022.

The unrealized available sale securities losses reduce the book value of equity. These losses are expected to accrete back into equity as the securities season to maturity. These losses are not deducted from regulatory capital which is the primary focus of the Company’s capital management. The measure of tangible book value is a focus of bank investors, together with the ratio of tangible equity to tangible assets and the measure of tangible book value per share. The tangible equity to tangible assets ratio decreased to 8.1% from 10.0% during the first nine months of the year, and tangible book value per share decreased by 14% to $20.36 from $23.69. The Company is monitoring its tangible book value related metrics and it believes that its condition at period-end was within a general range for peers at that date. Further decreases in these metrics were anticipated for the remainder of 2022 based on market expectations for further rate increases.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and the Massachusetts Division of Banking. Increased distributions from the Company to shareholders require notice to and nonobjection from the Federal Reserve Bank. For the first nine months of 2022, the Bank paid $108 million in dividends to the parent company.

LIBOR Transition: Please see the Company’s most recent Annual Report on Form 10-K for additional information regarding the LIBOR transition. In addition to the commercial loan interest rate swaps and back-to-back counterparty offsetting swaps, the Company’s primary exposure in managing the transition relates to LIBOR based commercial and mortgage loans. The Company introduced new loan documentation switching from LIBOR to one month term SOFR for new commercial loans originated beginning in 2022. As of September 30, 2022, the Company had approximately $2.0 billion in LIBOR based commercial loans, including $1.8 billion maturing after the LIBOR cessation date at midyear 2023. The Company is focused on converting the majority of these loans to one month term SOFR in the next six months, working with customers, counsel, and its core loan servicing provider. The Company had converted $258 million in outstanding loans through period-end.

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

ESG factors are integral to our vision, mission, risk management practices, sustainable finance activities and Berkshire’s Exciting Strategic Transformation (BEST). Berkshire focuses its strategy on material topics impacting its business and stakeholders including leadership & governance, human capital management, equity & inclusion, responsible banking & cybersecurity, financial access & affordability, environmental sustainability & climate change and community investment. Because our vision is to be a high-performing, leading socially responsible community bank in New England and beyond, we were one of the first banks in the country to establish a dedicated committee of our Board of Directors to oversee ESG matters, were the first U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond and are a leader among community banks in integrating ESG standards into our business strategy and operations.

We continue to engage directly with our stakeholders to share information about the progress in our ESG performance, including through our Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, our annual Corporate Responsibility Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) commercial bank disclosure topics along with the Task Force for Climate Related Financial Disclosures (TCFD), details the Company's ESG efforts and programs.

Climate Change & Sustainability

Climate Change poses unprecedented risks and opportunities to the world. Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks and impacts associated with climate change, and finance the transition to a low-carbon future will allow it to strengthen its positioning as a high-performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission, expected regulatory requirements, sustainable finance opportunities as well as the size, scope, and complexity of its operations.

Key ESG & Corporate Responsibility Quarterly Developments

•BEST Community Comeback: As a result of the collective efforts of its employees, Berkshire is making steady progress towards the achievement of its "BEST Community Comeback" goals. The multi-year plan focuses on four key areas: fueling small businesses, community financing and philanthropy, financial access and empowerment, and funding environmental sustainability.
•Current ESG Performance: The Company remained within its BEST ESG goal with a top 23% composite performance in leading ESG indexes in the U.S. for its Environmental, Social and Governance (ESG) ratings. As of September 30, 2022 the Company has ratings of: MSCI ESG- BBB; ISS ESG Quality Score - Environment: 2, Social: 1, Governance: 2; and Bloomberg ESG Disclosure- 62.81. The Company also receives a rating by Sustainalytics. Berkshire continues to rank among the top 1% of all U.S. Banks for ESG in Bloomberg this year.
•Recognition & Continued Community Impact: The Boston Business Journal named Berkshire one of Massachusetts' Top Corporate Charitable Contributors for the tenth consecutive year. The honor further demonstrates Berkshire's deep commitment to lifting-up its communities which includes recent announcements of $100,000 in scholarships to forty (40) students continuing in their pursuit of an undergraduate degree from an accredited non-profit college or technical school and more than $600,000 in third quarter philanthropic contributions through Berkshire's Foundation to support projects enhancing the quality of life and economic vibrancy in communities where the bank operates.

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

ENTERPRISE RISK MANAGEMENT
Following sections of this report on Form 10-Q include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, loan review, compliance and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management, Capital, and Compliance Committee. The high level corporate risk assessment includes the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting.

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

As of September 30, 2022, Berkshire’s balance sheet was positioned to further benefit from for the forecast rising rate environment. Shown below is a chart of the modeled change in net interest income from a static base case in the event of interest rate shocks for the scenarios illustrated.

CHANGE IN NET INTEREST INCOME
	1-12 Months	13-24 Months
Parallel Interest Rate Shock – Basis Points	% Change	% Change
At September 30, 2022
+200	5.0%	9.9%
+100	2.4%	4.7%
-100	(4.9)%	(7.5)%
At December 31, 2021
+200	13.1%	16.1%
+100	5.6%	6.5%
-100	(0.1)%	(1.2)%

The shock information above shows that the Company has become less asset sensitive in the first nine months of 2022 due primarily to the reinvestment of cash into loans, some of which are longer duration. The Company remained asset sensitive at period-end and therefore was positioned to further benefit from expected interest rate increases in the fourth quarter of 2022. The Company’s sensitivity to decreases in interest rates has become more pronounced as current higher levels of interest rates are reflected in current net interest income. The downward sensitivity had not previously been significant during the near-zero interest rate environment in recent years as asset yields remained low. The Company is actively managing earnings sensitivity to lower rates within the total context of its strategic management. The increase in cash flow hedge derivatives in the most recent quarter had the impact of limiting the increase in interest income in rising rate environments and the decrease in interest income in falling rate environments.

The Company also models net interest income sensitivity to interest rate ramps. At period-end, the year one sensitivity to a +100 basis point interest rate ramp was 1.7% and the year two sensitivity was 4.4%. The Company also models sensitivity to yield curve twists, and sensitivity remained positive in most scenarios for widening and narrowing of the yield curve.

While the sensitivity of net interest income is the primary driver of the sensitivity of net income, the latter is more sensitive than the former since it is net of expenses. In the case of the first year of a +100 basis point scenario, the modeled shock sensitivity of net income is 5.8%.

Economic value of equity sensitivity to changes in market rates was nearly neutral at period-end , measuring 0.6%
for a +200% basis point shock.

A critical component of modeling is the assumption of deposit interest rate sensitivity. The Company continues to model the interest bearing deposit beta of approximately 30-40% for purposes of interest rate risk simulations. The resulting modeled deposit beta for all deposits is approximately 21.28%, with the volume of non-interest bearing deposits remaining unchanged in the static model base case. The actual deposit beta compared to fed funds was approximately 12% for the third quarter of 2022 compared to the second quarter of 2022. It was approximately 6% for the third quarter of 2022 compared to the fourth quarter of 2021. The actual cost of deposits in 2022 has been less sensitive than the Company’s traditional modeling assumptions due to the rapid increase in interest rates and high liquidity in the economy in the unusual conditions prevailing in 2022.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur in the first half of 2023.

The Chapter 11 Trustee in the US Bankruptcy Court for the Western District of Michigan for Interlogic Outsourcing, Inc. (“IOI”), a failed former payroll services company, has given the Bank notice of a threatened adversary proceeding to attempt to recover losses suffered by IOI’s creditors when IOI collapsed in July 2019 as a result of a fraudulent check kiting and pyramid scheme perpetrated by its founder, owner and former CEO Najeeb Ahmed Kahn. The Trustee’s threatened adversary proceeding complaint would allege, among other things, that the Bank knew or should have known that Mr. Kahn was conducting illegal, fraudulent check kiting and running a pyramid scheme, failed to properly monitor Mr. Kahn’s activities, and did nothing to stop him to the ultimate detriment of IOI and its creditors. The Bank did not actively participate in any of Mr. Kahn’s alleged illegal actions and denies that it had any duty to monitor or prevent the same. No formal complaint or action has been filed by IOI’s Bankruptcy Trustee to date, but the parties have agreed to participate in a 2-day mediation at the end of November 2022, where they will attempt to resolve the situation by mutual agreement.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September 30, 2022 and 2021 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2022:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2022	54,921	$27.21	54,921	1,949,073
August 1-31, 2022	392,800	29.06	392,800	1,556,273
September 1-30, 2022	257,500	28.50	257,500	1,298,773
Total	705,221	$28.71	705,221	1,298,773

On January 19, 2022, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $140 million through December 31, 2022. This would result in the repurchase of approximately 9% of then outstanding shares based on the share price when the plan was approved. The maximum number of shares that may be purchased under this program has been estimated based on the September 30, 2022 closing price per share of Company common stock of $27.30.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
10.1	Transition Agreement dated September 9, 2022, between Deborah A. Stephenson, Berkshire Hills Bancorp, Inc. and Berkshire Bank (5)
10.2	Transition Agreement and Release of Claims dated October 12, 2022, between Subhadeep Basu, Berkshire Hills Bancorp, Inc., and Berkshire Bank (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.
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
(5)    Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 12, 2022.
(6)    Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2022	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: November 9, 2022	By:	/s/ Brett Brbovic
Brett Brbovic
Senior Vice President and Interim Chief Financial Officer