Form 10-K
period 2022-12-31
BERKSHIRE HILLS BANCORP INC
filed 2023-03-01
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.1 billion, based upon the closing price of $24.77 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 24, 2023 was 44,469,516.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment and inflation, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission, including the Risk Factors in Item 1A of this report.

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

Berkshire Bank is transforming what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being the leading socially responsible omni-channel community bank in the markets it serves. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. At year-end 2022, the Bank had 100 full-service financial centers its New England and New York footprint. The emergence of the global COVID-19 pandemic in the first quarter of 2020 affected many aspects of the Company’s operations and financial condition through 2022, as further described in other sections of this report.

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

COMPETITION
The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of its products. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company is pursuing a “banker heavy, branch light” model in newer markets, and uses its mobile MyBanker teams which provide personalized service to customers with committed relationships. The Company does not rely on any individual, group, or entity for a material portion of its deposits. Due to recent mergers of in-market bank competitors, the Company is pursuing opportunities to expand its market share and talent recruitment. The Company seeks to differentiate itself with its DigitouchSM approach to personal service and user-friendly technology, as well as its commitment to corporate social responsibility. The Company recently introduced its new brand theme of “Where You Bank Matters” to highlight these differentiating factors.

LENDING ACTIVITIES
General. The Bank originates loans in the basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. The Bank monitors and manages the amount of long-term fixed-rate lending volume. Adjustable-rate loan products generally reduce interest rate risk but may produce higher loan losses in the event of sustained rate increases. The Bank generally originates loans for investment except for residential mortgages, which are sometimes originated for sale on a servicing released basis. Additionally, the Bank also originates Small Business Administration ("SBA") 7A loans for sale to investors. The Bank also conducts loan participations generally with other banks doing business in its markets, including selected national banks. The information discussed below describes the Company’s ongoing lending activities. Lending activities were affected by the emergence of the COVID-19 pandemic in 2020 and subsequent government interventions and support, as well as economic and monetary disruptions resulting from these conditions.

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 6 – Loans of the Consolidated Financial Statements.

Item 1 –– Table 1 –– Loan Portfolio Analysis

	2022		2021		2020
(In millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans:
Construction	$320	3.9%	$324	4.7%	$455	5.6%
Commercial multifamily	620	7.5	516	7.6	483	6.0
Commercial real estate owner occupied	641	7.7	607	8.9	552	6.8
Commercial real estate non-owner occupied	2,496	29.9	2,157	31.6	2,119	26.2
Commercial and industrial	1,445	17.3	1,285	18.8	1,943	24.0
Residential real estate	2,312	27.7	1,489	21.8	1,932	23.9
Home equity	227	2.7	252	3.7	294	3.7
Consumer other	274	3.3	196	2.9	303	3.8
Total	$8,335	100.0%	$6,826	100.0%	$8,081	100.0%
Allowance for credit losses	(96)		(106)		(127)
Net loans	$8,239		$6,720		$7,954

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as small office buildings, industrial, healthcare, lodging, recreation, or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. The portfolio includes commercial 1-4 family and multifamily properties. Loans may generally be made with amortizations of up to 30 years and with interest rates that adjust periodically (primarily from short-term to five years). Most commercial real estate loans are originated with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations and interest rate swaps.

Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. Total commercial real estate loans measured 259% of regulatory capital at year-end 2022 and construction real estate loans measured 26% of regulatory capital.

The Bank has hold limits for numerous categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing.

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

Commercial and Industrial Loans ("C&I"). C&I loans are mostly managed through the Bank’s commercial middle market banking organization, as well as its Asset Based Lending Group, its Small Business Banking Group, and 44 Business Capital The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and SBA guaranteed loans. Business lines of credit have adjustable rates of interest and can be committed or are payable on demand, subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value or net book value as reported on the borrower’s financial statements. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans.

Commercial and industrial loans are of higher risk and are made primarily on the basis of the borrower’s ability to make repayment from the cash flows of its business. Further, any collateral securing such loans may depreciate over time, may be difficult to monitor and appraise and may fluctuate in value. The Bank gives additional consideration to the borrower’s credit history and the guarantor’s capacity to help mitigate these risks. Additionally, the Bank uses loan structures including shorter terms, amortizations, and advance rate limitations to additionally mitigate credit risk. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history.

The Company considers commercial and industrial loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities. The loans originated through the Company’s participation in the SBA’s Paycheck Protection Program (“PPP”) lending program in 2020 were classified as C&I loans. This program was an integral component of federal support programs in response to the emergence of the pandemic in the first half of 2020. These loans were viewed as zero credit risk due to the related SBA guarantee. These loans totaled $633 million at year-end 2020. Most of these loans were repaid via SBA forgiveness in 2021.

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York and in the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs generally ranging from $2 to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are properly margined by business asset collateral, which reduces the risks associated with these loans.

Small Business Banking Group is also referred to as Business Banking, and handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns Firestone Financial Corp. ("Firestone"), which originated loans secured by business-essential equipment throughout the U.S. Key customer segments included the fitness, carnival, gaming, and entertainment industries. The origination of loans by Firestone was terminated in mid-2022 and the remaining $133 million portfolio at year-end 2022 is being run-off.

44 Business Capital is a dedicated SBA 7A program lending team based in the Philadelphia area. This team originates loans in the Northeast, Mid-Atlantic and nationally. 44 Business Capital also works with business banking and small business teams to provide SBA guaranteed loans to Business Banking Customers in Berkshire’s footprint. This team generally sells the guaranteed portions of these loans with servicing retained and the Bank retains the unguaranteed portions of the loans in its C&I loan portfolio. The unguaranteed loan balances are participated pari-passu with the SBA and are generally collateralized and supported by recourse to business principals. The Bank is a preferred SBA lender and closely manages the servicing portfolio pursuant to SBA requirements. This team is the Bank’s largest source of commercial lending fee revenue. 44 Business Capital is one of the top 20 bank originators of SBA 7A loans in the U.S.

Residential Mortgages. Through its mortgage banking operations, the Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. The majority of loans have been originated for investment, although the Bank targets more held for sale originations in the future. The majority of mortgages originated in 2022 were jumbo mortgages exceeding the maximum amounts according to U.S. government sponsored enterprise guidelines and were viewed as generally consistent with secondary market guidelines for these loans. The Bank does not offer subprime mortgage lending programs. The Bank buys and sells seasoned mortgages primarily with smaller financial institutions operating in its markets. The Bank is developing correspondent channels in its markets as an additional business channel for newly originated mortgages.

Mortgage loan originations often include rate lock features intended to cover normal processing times. These rate locks introduce price risk into the Company’s operations and cause mortgage origination yields to lag market interest rates. The Bank does not offer interest-only or negative amortization mortgage loans. Adjustable rate mortgage loan interest rates may rise as interest rates rise, thereby increasing the potential for default. The Bank also originates construction loans which generally provide 15-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Mortgage banking also requires flexible and scalable operations due to the volatility of mortgage demand over time. Investor management is integral to maintaining the secondary market support that is a component for these operations. In 2021, the Bank entered into a third party relationship to service the residential mortgages and real estate secured consumer loans in its portfolio.

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team based in Syracuse, New York. The Bank engages in prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. The Company exited its prime indirect auto originations business in 2019 and has a remaining portfolio in runoff. In late 2021, the Company expanded its consumer lending in its markets through a third party relationship with financial technology company Upstart which originates unsecured consumer loans through the internet using artificial intelligence technology in combination with the Bank’s underwriting criteria. The Bank suspended originating loans through this partnership in mid-2022 due to the possible impact of a potential economic slowdown.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of loans at year-end 2022. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2A - Loan Contractual Maturity - Scheduled loan amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	Five to	More Than
(In thousands)	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Loans:
Construction	$12,852	$233,495	$64,985	$8,120	$319,452
Commercial multifamily	18,565	206,013	393,341	2,169	620,088
Commercial real estate owner occupied	27,964	177,362	353,804	81,359	640,489
Commercial real estate non-owner occupied	280,368	1,280,002	889,709	46,158	2,496,237
Commercial and industrial	236,565	948,245	246,527	13,899	1,445,236
Residential real estate	2,329	32,703	231,302	2,046,113	2,312,447
Home equity	428	2,333	71,894	152,795	227,450
Consumer other	7,962	208,030	43,577	14,341	273,910
Total	$587,033	$3,088,183	$2,295,139	$2,364,954	$8,335,309

Item 1 - Table 2B - Total loans due after one year as of December 31, 2022 - fixed and variable interest rates

(In thousands)	Fixed Interest Rate	Variable Interest Rate	Total
Loans:
Construction	$75,136	$231,464	$306,600
Commercial multifamily	130,141	471,382	601,523
Commercial real estate owner occupied	228,887	383,638	612,525
Commercial real estate non-owner occupied	817,576	1,398,293	2,215,869
Commercial and industrial	360,681	847,990	1,208,671
Residential real estate	1,715,222	594,896	2,310,118
Home equity	2,308	224,714	227,022
Consumer other	257,550	8,398	265,948
Total	$3,587,501	$4,160,775	$7,748,276

Loan Administration. Lending activities are governed by a loan policy approved by the Board’s Risk Management, Capital, and Compliance Committee. Internal staff perform and monitor post-closing loan documentation review, quality control, and commercial loan administration. The lending staff assigns a risk rating to all commercial loans, excluding point scored small business loans. Management primarily relies on internal risk management staff to review the risk ratings of the majority of commercial loan balances.

The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Risk Management, Capital and Compliance Committee and Management, under the leadership of the Chief Risk Officer. The Bank’s loan underwriting is based on a review of certain factors including risk ratings, repayment capacity, recourse, loan-to-value ratios, and material policy exceptions. The Risk Management, Capital and Compliance Committee has established individual and combined loan limits and lending approval authorities. Management’s Executive Loan Committee is responsible for commercial loan approvals in accordance with these standards and procedures. Generally, pass rated secured commercial loans can be approved jointly up to $7 million by the business line Managing Director and Credit Director. Loans up to $12.5 million can be approved with the additional signature of the Chief Credit Officer. Loans in excess of this amount, and designated lower rated loans are approved by the Executive Loan Committee. The Bank tracks loan underwriting exceptions and exception reports are actively monitored by executive lending management.

The Bank’s lending activities are conducted by its salaried and commissioned loan personnel. Designated salaried branch staff originate conforming residential mortgages and receive bonuses based on overall performance. Additionally, the Bank employs commissioned residential mortgage originators. Commercial lenders receive salaries and are eligible for bonuses based on individual and overall performance. The Bank purchases whole loans and participations in loans from banks headquartered in its market and from outside of its market. These loans are underwritten according to the Bank’s underwriting criteria and procedures and are generally serviced by the originating lender under terms of the applicable agreement. The Bank routinely sells newly originated, fixed-rate residential mortgages in the secondary market. Customer rate locks are offered without charge and rate locked applications are generally committed for forward sale or hedged with derivative financial instruments to minimize interest rate risk pending delivery of the loans to the investors. The Bank also sells interest rate derivatives to larger commercial borrowers desiring to fix their interest rates through interest rate swaps, and includes these derivatives in its underwriting and administrative procedures.

The Bank also sells residential mortgages and commercial loan participations on a non-recourse basis. The Bank issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Loan origination commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval and may be honored for up to six months; some commercial commitments are made for longer terms. The Company also monitors pipelines of loan applications and has processes for issuing letters of interest for commercial loans and pre-approvals for residential mortgages, all of which are generally conditional on completion of underwriting prior to the issuance of formal commitments.

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management, Capital and Compliance Committee. The Bank has heightened monitoring of its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. The Bank has hold limits for numerous categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstanding loans in each monitored category.

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

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed. Interest income on accruing troubled debt restructurings totaled $0.1 million for 2022. The total carrying value of troubled debt restructurings was $12.4 million at year-end.

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

Allowance for Credit Losses on Loans. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses on loans. Prior to 2020, the allowance represented management’s estimate of inherent incurred losses that are probable and estimable as of the date of the financial statements. On January 1, 2020, the Company adopted the new loan loss allowance standard based on Current Expected Credit losses (“CECL”). Under this standard, management makes estimates of future economic conditions over the life of the loan portfolio and other future conditions and arrives at a reasonable estimate of expected loan losses. The basis of the allowance changed from an incurred model to an expected model based on this standard. As a result, the amount of the loan loss allowance and the loan loss provision beginning in 2020 is not comparable to prior years. Also, since different banks may use different estimates and arrive at different expectations, comparisons between banks are more difficult. Further, since the accounting is based on future projections our estimates may change significantly from period to period, the amounts of the allowance and provision may be more volatile than under the previous model. Further information about the allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

Management believes that it uses the best information available to establish the allowance. However, future adjustments to the allowance for credit losses on loans may be necessary, and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. There can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loan or loan portfolio category deteriorate. Regulatory agencies may require the Bank to make additional provisions for credit losses based upon judgments different from those of management. Any material increase in the allowance may adversely affect the Bank’s financial condition and results of operations.

Item 1 - Table 3 - Credit Quality Ratios

	2022	2021	2020
Ratios:
Allowance for credit losses on loans/total loans	1.15%	1.55%	1.58%
Non-accrual loans/total loans	0.37%	0.52%	0.80%
Allowance for credit losses/non-accruing loans	309.41%	300.33%	196.01%
Net charge-offs/average loans	0.27%	0.29%	0.41%

Item 1 - Table 3.a - Net charge-offs to average loans for each loan category

	2022	2021	2020
Net charge-offs to average loans:
Construction	—%	—%	0.01%
Commercial multifamily	—	—	—
Commercial real estate owner occupied	—	0.02	0.08
Commercial real estate non-owner occupied	0.06	0.18	0.12
Commercial and industrial	0.20	0.09	0.16
Residential real estate	(0.01)	—	0.01
Home equity	—	—	—
Consumer other	0.02	0.01	0.02

The following tables present year-end data for the approximate allocation of the allowance for credit losses on loans by loan categories at the dates indicated (including an apportionment of any unallocated amount). The first table shows for each category the amount of the allowance allocated to that category as a percentage of the outstanding loans in that category. The second table shows the allocated allowance together with the percentage of loans in each category to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

Item 1 - Table 4A - Allocation of Allowance for Credit Losses on Loans by Category (as of year-end)

	2022		2021		2020
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Construction	$1,227	0.4%	$3,206	1.0%	$5,111	1.1%
Commercial multifamily	1,810	0.3	6,120	1.2	5,916	1.2
Commercial real estate owner occupied	10,739	1.7	12,752	2.1	12,380	2.2
Commercial real estate non-owner occupied	30,724	1.2	32,106	1.5	35,850	1.7
Commercial and industrial	18,743	1.3	22,584	1.8	25,013	1.3
Residential real estate	18,666	0.8	22,734	1.5	28,491	1.5
Home equity	2,173	1.0	4,006	1.6	6,482	2.2
Consumer other	12,188	4.5	2,586	1.3	8,059	2.7
Total	$96,270	1.2%	$106,094	1.6%	$127,302	1.6%

Item 1 - Table 4B - Allocation of Allowance for Credit Losses on Loans (as of year-end)

	2022		2021		2020
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Construction	$1,227	3.8%	$3,206	4.8%	$5,111	5.6%
Commercial multifamily	1,810	7.4	6,120	7.5	5,916	6.0
Commercial real estate owner occupied	10,739	7.7	12,752	8.9	12,380	6.8
Commercial real estate non-owner occupied	30,724	30.0	32,106	31.6	35,850	26.2
Commercial and industrial	18,743	17.4	22,584	18.8	25,013	24.0
Residential real estate	18,666	27.7	22,734	21.8	28,491	23.9
Home equity	2,173	2.7	4,006	3.7	6,482	3.7
Consumer other	12,188	3.3	2,586	2.9	8,059	3.8
Total	$96,270	100.0%	$106,094	100.0%	$127,302	100.0%

INVESTMENT SECURITIES ACTIVITIES
The securities portfolio provides cash flow to protect the safety of customer deposits and as a potential source of liquidity. The portfolio is also used to manage interest rate risk and to earn a reasonable return on investment. Decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Day-to-day oversight of the portfolio rests with the Chief Financial Officer and the Treasurer. The Enterprise Risk Management/Asset-Liability Committee meets multiple times each quarter and reviews investment strategies. The Risk Management, Capital and Compliance Committee of the Board of Directors provides general oversight of the investment function.

Historically, the Company has maintained short-term investment balances as a component of cash and cash equivalents which are a component of short-term liquidity management. Due to the pandemic, with a surge in demand deposits and a reduction in loan balances, the balance of short-term investments increased in 2020 and 2021 due to the comparatively low yields and spreads on longer duration investment securities. Most short-term investments have been maintained at the Federal Reserve Bank of Boston.

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
The Company owns an interest rate swap against a tax advantaged economic development bond issued to a local not-for-profit organization, and as a result this security is carried as a trading account security. The Company generally designates debt securities as available for sale, but sometimes designates longer-duration municipal and other securities as held to maturity based on its intent. This also allows the Company to more effectively manage the potential impact of longer-duration, fixed-rate securities on shareholders' equity in the event of rising interest rates.

The following table summarizes year-end 2022 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable equivalent basis and are based on amortized cost. A significant portion of the mortgage-based securities are planned amortization class bonds. Their expected durations were targeted at 3-5 years, but durations lengthened due to the slower prepayment speeds of all mortgage related instruments in the environment of rising interest rates in 2022. The contractual maturities shown below reflect the underlying maturities of the collateral mortgages. Additionally, the mortgage-based securities maturities shown below are based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts. There were no material changes in the tax-exempt portfolio.

Item 1 - Table 5 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$1.4	5.2%	$7.4	4.3%	$39.5	4.9%	$284.4	4.1%	$332.7	4.3%
Mortgage-backed securities	0.1	2.1%	43.4	2.2%	229.0	1.8%	1,581.1	1.7%	1,853.6	1.5%
Other bonds and obligations	12.1	3.6%	6.1	7.1%	38.7	4.3%	1.5	3.8%	58.4	2.0%
Total	$13.6	3.8%	$56.9	3.0%	$307.2	2.5%	$1,867.0	2.1%	$2,244.7	1.9%

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

Deposit related fees include overdraft fees, interchange fees related to debit card usage, service charges, and other miscellaneous transactions and convenience services sold to customers through the branch system as part of an overall service relationship. The Bank offers compensating balance arrangements for larger business customers as an alternative to fees charged for checking account services. Berkshire’s Business Connection is a personal financial services benefit package designed for the employees of its business customers.

In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial and governmental depositors and a fee income source to the bank. The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers, with the majority of volume originated by a leading national provider of payroll and human capital management software solutions.These payroll deposits often fluctuate daily by hundreds of millions of dollars depending on payroll cycles. Payroll deposits were concentrated in money market deposit balances at year-end 2022. The Bank was one of the top 50 bank ACH originators by volume in 2021 based on the most recent data available.

Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank is also gradually deploying its MyTeller video tellers to complement and extend its service capabilities in its branches. The Bank has partnered with a third party fintech company to provide enhanced online deposit account opening services and plans in 2023 to implement a new online and mobile banking platform developed in partnership with this provider as an important milestone in its DigitouchSM strategy. The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

Item 1 - Table 6 - Average Balance and Weighted Average Rates for Deposits

	2022			2021			2020
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$2,914.9	30%	—%	$3,008.5	30%	—%	$2,324.6	23%	—%
NOW and other	1,416.7	14	0.4	976.4	10	0.1	1,216.6	12	0.3
Money market	2,809.1	29	0.5	3,293.5	32	0.2	2,713.6	26	0.6
Savings	1,114.8	11	0.1	1,111.6	11	0.1	914.1	9	0.1
Time	1,541.7	16	0.9	1,678.9	17	0.9	3,102.9	30	1.7
Total	$9,797.2	100%	0.9%	$10,068.9	100%	0.3%	$10,271.8	100%	0.7%

Estimated uninsured deposits were $3.8 billion and $3.7 billion at December 31, 2022 and 2021, respectively. At year-end 2022, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

Item 1 - Table 7 - Maturity of Deposits >$250,000

Maturity Period	Time Deposits that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
(In thousands)
Three months or less	$38,117	$59,192
Over 3 months through 6 months	42,668	42,836
Over 6 months through 12 months	142,382	164,035
Over 12 months	218,675	266,841
Total	$441,842	$532,904

The Bank’s deposits are insured by the FDIC. The Bank utilizes brokered time deposits to broaden its funding base, augment its interest rate risk management vehicles, and to support loan growth. The Bank also offers brokered reciprocal money market arrangements to provide additional deposit protection to certain large commercial and institutional accounts. These balances are viewed as part of overall relationship balances with regional customers. Brokered deposits are sourced through selected Board approved brokers and are managed as a component of the Bank's liquidity policies.

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

The Company had a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding, as well as $100 million in subordinated notes at year-end 2022. The Company’s common stock is listed on the New York Stock Exchange under the ticker “BHLB”. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. The Company maintains a shelf registration as part of its routine capital management.

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

The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by the Risk Management, Capital and Compliance Committee. Derivative financial instruments with counterparties which are not customers are limited to a select number of national financial institutions. Collateral may be required based on financial condition tests. The Company works with third-party firms which assist in marketing derivative transactions, executing transactions, and providing information for bookkeeping and accounting purposes.

The Company sometimes uses interest rate swap instruments for its own account to fix the interest rate on some of its borrowings, all of which have been designated as cash flow hedges. The Company may also use interest rate collars or other derivative instruments in managing its interest rate risk. The Company also has begun offering forward foreign exchange derivatives to its commercial markets as part of its expanded international banking services. The Company expects to back these forwards with offsetting forwards with national bank counterparties. This activity would be targeted to support routine commercial needs of customers engaged in international trading activities and would only be offered for bank approved currencies and durations.

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

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation. The Wealth Management Group reported $1.7 billion in total assets under management at year-end 2022. The Company expanded this team during the year and has introduced Socially Responsible Investment portfolios as another element of the Company’s overall vision of being a leading socially responsible company, and as part of a brand theme that Where You Invest Matters.

HUMAN CAPITAL MANAGEMENT
Berkshire’s people are the driving force behind its progress on Berkshire’s Exciting Strategic Transformation (BEST) plan and vision of being a high performing, leading socially responsible community bank in New England and beyond. The Company’s approach to human capital management is grounded in its corporate values and focuses on:
•Strong oversight and risk management practices
•Recruitment
•Compensation & Benefits
•Training, Development, Engagement & Retention
•Health & Wellness

OVERSIGHT
The Board of Directors has ultimate responsibility for the strategy of the Company. The Compensation Committee of the Board of Directors oversees executive compensation matters and the Corporate Responsibility & Culture committee oversees company culture as well as diversity, equity and inclusion performance. The full Board also receives an annual briefing on employee engagement. The SEVP, Chief Human Resources & Culture Officer provides management oversight on human capital matters. The Company proactively identifies potential human capital related risks, such as the labor market shortage, rising labor costs, and employee retention and designs strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company's transformation and ability to meet its strategic objectives.

RECRUITMENT
Berkshire operates in a highly competitive labor market with strong competition for top talent. The Company relies on and continues to recruit employees with the right mix of skills, expertise and experiences based on current openings and forecasted needs. The Company leverages several strategies to support its talent pipeline and talent acquisition activities including formal advertising, postings on targeted career sites, career events, internship placements, affinity group relationships, and the use of experienced external recruiters for key management and specialized positions. Berkshire also has a small internal team of talent recruitment professionals.

Berkshire maintains a hybrid work model to expand its access to top talent and provide its employees with workplace flexibility. These strategies have proved effective in meeting the demand for talent demonstrated by the Company’s strong track record of attracting high-caliber talent across retail, commercial, wealth management, business banking, technology and operational areas. In addition, as market disruptions from mergers remain and recessionary pressures impact other industries, Berkshire will continue to leverage its differentiated brand and unique market positioning to hire community-focused bankers from its competitors and attract high-performing operational talent from outside the industry.

COMPENSATION & BENEFITS
A highly competitive labor market along with inflationary pressures has impacted labor costs for all businesses. Berkshire is not immune to these economic pressures. The Company continually evaluates its compensation strategies and benefits programs, benchmarks to industry and peers and surveys the landscape of best practices to develop compensation and benefits packages that reward performance and retain top talent at all levels of the Company. Against this backdrop, and in keeping with the Company’s socially responsible mission, Berkshire raised the minimum starting pay to $17/hour in 2022. It also enhanced its vacation benefit as well as its incentive plans across lines of business to provide opportunities for employees to earn higher compensation and bonuses for strong performance aligned with Berkshire’s strategic objectives.

Berkshire provides comprehensive medical coverage, paid vacation, personal and sick time, paid protective leave for gender-based violence, a 401(k) plan with employer match, long-term disability insurance, and group term life insurance. In addition, Berkshire offers a day care reimbursement program, a dependent care expense account, family and medical leave along with flexible work arrangements, including the ability to work fully remote dependent on the duties of one’s job. All benefits are available to married same-sex or different-sex couples as well as domestic partners. In addition to its compensation and health benefits, Berkshire offers volunteer-time off, a matching-gift program, an employee assistance program, regular performance reviews, professional development and the You FIRST Fund to help employees impacted by personal financial hardships. Approximately 97% of employees are eligible for benefits.

TRAINING, DEVELOPMENT, ENGAGEMENT & RETENTION
Training and development programs provide employees with the knowledge and skills needed to succeed and have upward career mobility. They are critical components, along with competitive compensation and benefits programs, to having an engaged workforce. Ultimately an engaged workforce drives high levels of retention which reduces human capital risks, expense, and advances Berkshire’s progress and performance.

The Company provides several learning and training programs consistent with one’s job responsibilities, professional goals, and development plans. Employees have regular performance assessments to identify strengths and areas for further growth. Berkshire continues to reskill and upskill employees from across the Company helping them advance along career paths by taking on new responsibilities and roles. The Company offers a mentoring program for high potential junior employees along with leadership development programs. For employees looking to expand their professional experience in the classroom, the Company offers educational assistance along with access to formal degree and certification programs.

Berkshire continues to monitor the progress of its efforts to evaluate the effectiveness of programs and strategies on engagement. A comprehensive annual employee engagement and pulse survey is conducted to identify strengths and opportunity areas within the organization. Overall, employees felt there was a strong spirit of teamwork, that Berkshire genuinely cares for its communities, and they have strong relationships with their direct managers. Actions plans are developed for areas identified in the survey that do not meet the Company’s high expectations.

While Berkshire has been impacted by higher-than-average turnover due to labor market disruptions, it is seeing positive momentum because of the actions it has taken to improve engagement and combat turnover including:
•Launched Company-wide reward and recognition program
•Enhanced vacation benefit
•Introduced wellness day
•Enhanced line of business incentive plans
•Established career paths for various job families
•Increased starting wage
•Offered mentoring program
•Developed robust employee communications program

Collectively these efforts have led to improved retention year over year, historically high employee engagement and being named a Forbes America’s Best Midsize Employers.

HEALTH & WELLNESS
As the world began to emerge from the COVID-19 pandemic Berkshire continued to proactively manage impacts to protect the health and safety of its employees, customers and communities. During the height of the pandemic, the Company provided protective equipment to front-line employees, including masks and gloves, and offered all additional paid sick time, paid vaccine time, paid quarantine/isolation leave, job protected personal leave, flexible work schedules for remote employees, premium pay for onsite employees and maintained full pay for employees with reduced schedules, as a result of the pandemic.

Berkshire works to protect and enhance the physical, mental and financial wellbeing of its workforce by providing programs, benefits and a health and wellness employee resource group. The Company, through its insurance provider, offers a fitness, weight and mind/body reimbursement along with a year-round calendar of various wellness related activities. Since physical and mental health go hand-in-hand with financial health, Berkshire provides access to financial education resources, webinars along with its You FIRST Fund to assist employees experiencing financial hardships. In addition, Berkshire provides a comprehensive employee assistance program which includes counseling services and resources for those experiencing mental health challenges. To further support the needs of its workforce, Berkshire introduced a wellness day to provide a day off for employees to disconnect, recharge and take care of themselves in whatever way works best for them.

FUTURE OF THE WORKPLACE
Berkshire continues to evolve and enhance its human capital management strategies to drive organizational growth in support of BEST while combating risks, such as the labor market shortage and rising labor costs. The Company expects to maintain its hybrid workplace over the long-term and invest in technology. While technology will play a bigger role in the future of Berkshire, helping to improve processes and drive efficiencies, people will always be at the core of its ability to deliver value to its customers, shareholders and communities. The Company remains confident that the Berkshire brand, value proposition and socially responsible vision will continue to be a differentiator in the market.

Human Capital*	◦Total Full Time Equivalent	1310
	◦Retention Rate	71%
	◦Promotion Rate	20%
	◦Minimum Starting Salary	$17/hour
	◦Average Tenure (years)	7
*All metrics reported are as of and for the year-ended December 31, 2022.

DIVERSITY, EQUITY & INCLUSION
Creating a diverse, equitable, and inclusive (DEI) workplace is an essential enabler to continuing to drive forward progress on Berkshire’s Exciting Strategic Transformation (BEST), its BEST Community Comeback and vision. Ultimately Berkshire’s goal is to ensure that its workforce reflects the communities in which it operates, that its employees feel valued and can reach their full potential and that it improves the access and affordability of financial solutions to support economic growth of underrepresented populations and communities. The Company’s advances those goals through an integrated approach grounded in its corporate values:
•Strong oversight and governance practices
•Recruitment & talent management
•Education and training
•Workplace programming through employee resource groups (ERGs)
•Financial solutions which drive economic equity
•Community programming focused on financial inclusion and entrepreneurship
•Supplier diversity

The Company has a strong foundation of governance practices to ensure that diversity, equity and inclusion is embedded into Berkshire’s business activities. This includes the Corporate Responsibility & Culture Committee of the Board of Directors which has ultimate oversight responsibility. Berkshire’s Diversity, Equity & Inclusion Committee, which reports into the Board committee, provides additional management level oversight to the Company’s programming and performance. The Senior Vice President, Chief Diversity Officer manages the Company’s DEI programming.

Berkshire continues working to improve representation within its workplace through recruitment initiatives while enhancing its internal talent pipeline to ensure representation at all levels of the Company. Berkshire identifies opportunities in targeted markets and business lines, develops deeper partnerships with non-profit organizations and affinity groups, advertises positions on specialized career sites, participates in affinity career events and uses internal as well as external recruitment professionals to ensure it receives candidate pools that reflect the rural and urban communities in which it operates. It works to develop and implement strategies aimed at increasing representation at each level of the Company. In addition, the Company regularly reviews the gender and ethnic diversity of its workforce at the employee, manager and executive management level and completes a review of pay and performance measures to ensure that all employees, regardless of gender and ethnicity, in comparable roles are compensated equitably. As a result of Berkshire’s intentional and impactful efforts to date, Berkshire was listed in the Bloomberg Gender Equality Index and Human Rights Campaign’s Corporate Equality Index.

Diversity, Equity & Inclusion*	Percent of women in workforce	67%
	Percent of ethnic minorities in workforce	13%
	Percent of women on the Board	31%
	Percent of ethnic minorities on the Board	31%
	Percent of women in manager roles (officer+)	20%
	Percent of ethnic minorities in manager roles (officer+)	4%
	Percent of women in executive management roles	36%
	Percent of ethnic minorities in executive management roles	14%
*Workforce metrics reported are as of December 31, 2022. Board metrics reflect the current composition of the Board of Directors.

Berkshire provides a full suite of diversity, equity & inclusion trainings. The trainings help build understanding and provide employees with knowledge, skills and tactics they can put into practice. All new employees complete training at the time of hire and Berkshire intends to roll out enhancements to its training program which includes required annual and elective courses for all employees and hiring managers in 2023. In addition, Berkshire offers seven Employee Resource Groups (ERGs) each playing an integral role for employees and the culture of the company. Every Employee Resource Group provides a safe space for dialogue, education, and collective action on topics relevant to their members and the Company. Through the ERGs, employees concerns and ideas to strengthen Berkshire’s culture are elevated to members of management and the Diversity, Equity & Inclusion Committee for action, empowering employees to collectively be engines of positive change within the workplace and the broader community.

The Company continues to work towards building economic equity in its communities by developing and offering safe, accessible, affordable financial solutions and programs including its MyFreedom Checking account, nationally certified by BankOn for its affordability, and the Futures Fund. The Futures Fund is a special purpose credit program which provides access to a low-interest, low barrier to entry line of credit in collaboration with non-profit partners who provide wrap around technical assistance to minority, LGBTQIA+ and other businesses owned by underrepresented individuals. Since launching the program in 2020, it has deployed nearly $1.5 million to underrepresented business owners. Beyond offering financial solutions and wellness programming, Berkshire also understands that a diverse third-party base is important to achieving its operational goals, supply chain resilience, vision and creating equity in its communities. As a result, Berkshire works to maintain a third-party base that reflects the communities in which it operates and, to the maximum extent possible, increase the utilization of third parties owned by underrepresented people.

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
•Federal Banking Regulations
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

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, of the preceding two years. The Bank was required to obtain the approval of the Commissioner to pay Bank dividends to the Company in 2022 and is expected to require such approval in 2023.

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

The approval of the FDIC is required for the Bank to pay a dividend to the Company from its surplus account. FDIC approval was required for Bank dividends payments in 2022 and such approval is expected to be required in 2023.

Investment Activities. The Federal Deposit Insurance Act generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state-chartered banks to establish branches within its borders. As of December 31, 2022, the Bank operated branches in New York, Vermont, Connecticut and Rhode Island, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

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

At December 31, 2022, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets was 1.5 to 40 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 42 basis points.
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

Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and nonobjection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification requirement. Pursuant to regulatory policies, such circumstances include repurchasing common stock that would result in a net reduction as of the end of the quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter. In these circumstances, Federal Reserve nonobjection is required. The Company obtained such nonobjection for its repurchase program in 2022 and for the repurchase program announced in January 2023.

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

The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of depository institutions within their jurisdiction, the agencies evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.” On May 5, 2022, the OCC, FRB and FDIC released a notice of proposed rulemaking to strengthen and modernize the CRA regulations and framework.

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

Inflation Reduction Act of 2022. The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023.

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

The COVID-19 global pandemic affected all aspects of the Company’s business since 2020. The impact of the pandemic is discussed in the "Operating" risk factors below, but it should be understood as affecting the overall risk environment and risk factors of the Company.

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
•The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
•The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
•The Company is Exposed to Risk of Environmental Liability When It Takes Title to Property.
•New Third Party Lending Relationships and Sourcing Channels May Increase Lending Risk

Operating Risks
•Public Health Emergencies Like the COVID-19 Pandemic May Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
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
•Counterparties and Correspondents Expose the Company to Risks.
•The Company’s Business is Reliant on Outside Vendors.
•Tailoring The Bank's Delivery Model to Respond to Customer Preferences in Banking May Negatively Affect Earnings
•Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
•The Discontinuation of LIBOR and the Transition to an Alternative Reference Rate Could Adversely Impact the Company’s Business and Results of Operations.

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

Interest Rate Risks
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

Lending
Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
Real estate lending is a major business activity for the Company. Real estate market conditions affect the value and marketability of real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. We have a geographic concentration of loans in our market areas. Adverse conditions in the Company's market areas could reduce growth rates, affect the ability of our customers to repay their loans and increase loan losses, and generally affect the Company's financial condition and results of operations. Potential increases in interest rates could increase capitalization rates which could adversely affect commercial property appraisals and collateral value. Residential property values may be similarly adversely impacted. Pandemic impacts on the supply and demand of residential properties have caused unusual price appreciation in many markets, which may not be sustained if market conditions normalize.

The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
The Company emphasizes commercial lending, which generally exposes the Company to a greater risk of nonpayment and loss because repayment of such loans often depends on the successful operations and income stream of the borrowers. Commercial loans are historically more susceptible to delinquency, default, fraud, and loss during economic downturns. Commercial lending involves larger loan sizes and larger relationship exposures, with greater potential impact on profits in the event of adverse loan performance. The majority of the Company’s commercial loans are secured by real estate and subject to the previously discussed real estate risk factors, as well as risks specific to individual properties and property types. Recent expansion of the commercial lending team may expose the Company to new markets and risks if new lenders are not integrated with the Company’s policies, controls, and procedures.

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

New Third Party Lending Relationships and Sourcing Channels May Increase Lending Risk.
The Company is expanding its lending sourcing channels, including a residential mortgage channel with local correspondents, partnering with fintech online lenders, and expanding its commercial loan sourcing channels. It is also relying more on third party loan servicing. These activities may increase the underwriting risks and loan administration risks in managing its lending activities.

Operating
Public Health Emergencies Such as the COVID-19 Pandemic May Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains and labor markets; created significant volatility and disruption in financial markets; impacted rates and yields on U.S. Treasury securities; resulted in increased credit risk in certain industries; increased demands on capital and liquidity; and affected employment wages, consumer confidence, and inflation. In addition, the pandemic has resulted in temporary closures and curtailment of individual and business activities in our footprint. The pandemic has resulted in increases in the Company's allowance for credit losses and the recognition of impairment of our goodwill. Some of the risks the Company faces from the pandemic include, but are not limited to: the health and availability of our colleagues, the supply of labor, inflationary impacts on operating costs, the financial condition of our clients and the demand for our products and services, changes in interest rates, recognition of credit losses and increases in the allowance for credit losses, impacts if customers draw on their lines of credit or draw down deposits or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown and we face possible continued impacts on liquidity, operating revenues, and credit performance. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
Security breaches of confidential information in our technology platforms could expose the Company to possible liability and damage its reputation. Any compromise of data security could also deter customers from using the Company's services. The Company relies on industry standard internet security and authentication systems to effect secure transmission of data. These precautions may not protect the Company's security systems from compromises or breaches and could result in damage to its reputation and business. The Company utilizes third party core banking software, in addition to other outsourced data processing. If third party providers encounter difficulties or if the Company has difficulty in communicating and/or transmitting with such third parties, it could significantly affect its ability to adequately process and account for customer transactions, which could significantly affect its business operations. The Company interfaces with electronic payments systems which are subject to security and operational risks. The Company utilizes file encryption in designated internal systems and networks and is subject to certain state and federal regulations regarding how the Company manages data security. The Company's enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity, and availability of information. Natural disasters and disaster recovery risks could affect its operating systems, which could affect its reputation. The Company's business continuity program addresses crisis management, business impact, and data and systems recovery. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans.Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively.

The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Ransomware, Hacking and Identity Theft that Could Result in the Disclosure of Confidential Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
Increased levels of remote access resulting from more work from home employees may create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to work responsibilities at home. In addition, technological resources may be strained due to the number of remote users.

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

Counterparties and Correspondents Expose the Company to Risks.
The Company's use of derivative financial instruments exposes us to financial and contractual risks with counterparties. The Company maintains correspondent bank relationships, purchase loans, manages certain loan participations, engage in securities and funding transactions, and undergo other activities with financial counterparties that are customary to its industry. The Company also utilizes services from major vendors of technology, telecommunications, and other essential operating services. There is financial, reputational, and operational risk in these relationships, which the Company seeks to manage through internal controls and procedures, but there are no assurances that the Company will not experience loss or interruption of its business as a result of unforeseen events with these providers. The Company's mortgage banking operations have exposed us to counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging. Financial, reputational, and operational risks are inherent in these counterparty and correspondent relationships. The Company could experience losses if there are failures in the controls or accounting, including those related to derivatives activities or if there are performance failures by any counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

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

Tailoring The Bank’s Retail Delivery Model to Respond to Consumer Preferences in Banking May Negatively Affect Earnings.
The Company’s branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review the branch network, which has resulted in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy will depend on our ability to realize expected benefits without experiencing significant customer attrition.

The Discontinuation of LIBOR and the Transition to an Alternative Reference Rate Could Adversely Impact the Company’s Business and Results of Operations.
The interest rates paid on certain of the Company’s floating-rate funding, hedging transactions and products, such as floating-rate loans and mortgages, are indexed to the London Interbank Offered Rate (“LIBOR”). The use of LIBOR on new contracts was discontinued on December 31, 2021, and LIBOR will cease publication after June 30, 2023.

Regulators and various financial industry groups have sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish consultations on recommended practices for transitioning away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions. The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s proposed implementing regulations established SOFR as the benchmark rate that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark rate. The selected SOFR-based replacement benchmark rates may also apply automatically to contracts with fallback provisions that authorize a particular person to determine the replacement benchmark. The Company adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new contracts beginning on January 1, 2022.

At this time, it is still not possible to predict whether these recommendations and proposals will be broadly accepted in the market, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The discontinuation of LIBOR could result in disputes with customers or other counterparties, changes to the Company’s risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, the Company’s exposure to fluctuations in interest rates), or otherwise result in losses on a product or having to pay more or receive less on securities that the Company has issued or owns. A substantial portion of the Company’s on- and off-balance sheet financial instruments are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks.

Interest Rate Risks
Market Interest Rate Conditions Could Adversely Affect Results of Operations and Financial Condition

Net interest income is the Company's largest source of income. Changes in interest rates can affect the amount of interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, which may affect our net interest margins and other elements of net income. The Company’s interest rate sensitivity is discussed in more detail in Item 7A of this report and is the primary market risk to its condition and operations.

Changes in interest rates can also affect the demand for the Company’s products and services, supply conditions in the U.S. financial and capital markets, loan prepayments, the Company’s ability to originate real estate loans, the value of its assets, its ability to realize gains from the sale of assets, and loan delinquencies and defaults, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company’s investment securities portfolio, which may affect the level and adequate of its regulatory capital.

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, in a falling rate environment or the recent pandemic-related environment where the Federal Reserve held the federal reference rate near 0.00%, loans may be prepaid sooner than we expect, which could result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets and in a decrease in the amount of interest income we are able to earn on those assets.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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

Securities Market Values
Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Earnings.
Declines in the value of investment securities due to market conditions and/or issuer impairment could result in losses that can reduce capital and earnings. Such declines can result from changes in interest rates and inflation. The Company’s investment in equity securities and non-investment grade debt securities present heightened credit and price risks. Under new accounting standards, equity gains and losses are recorded to current period operating results. The Company has an investment in the stock of the Federal Home Loan Bank of Boston ("FHLBB") which could result in write-down in the event of impairment.

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

Significant Accounting Estimates
Various Factors May Cause our Allowance for Credit Losses on Loans to Increase.
The Company has an allowance for current expected credit losses on loans maintained through a provision for credit losses charged to expense. This represents our estimate of current expected credit losses based on an evaluation of risks within the portfolio of loans. The level of the allowance represents management’s estimate of current expected credit losses over the contractual life of the existing loan portfolio. The determination of the appropriate level of the allowance inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic and other conditions affecting borrowers, including inflation and interest rates, along with new information regarding existing loans other factors, may indicate the need for a future increase in the allowance.

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
The level of interest and trading in the Company’s stock depends on many factors beyond the Company's control. The market price of the Company's common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in operating results; changes in interest rates and inflation; changes in the legal or regulatory environment; press releases, announcements or publicity relating to the Company or its competitors or relating to trends in its industry; changes in expectations as to future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of its common stock; changes in economic conditions in the marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments. These factors may adversely affect the trading price of the Company's common stock, regardless of actual operating performance, and could prevent stockholders from selling their common stock at a desirable price.

In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. The Company could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Pioneer Valley (Springfield area), Massachusetts; Berkshire County, Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; and Southern Rhode Island. As of December 31, 2022 the Company had 100 full-service financial centers in Massachusetts, New York, Connecticut, Rhode Island, and Vermont.

The Company also has regional locations which are full-service commercial offices located in Boston, MA.; Pittsfield, MA.; Springfield, MA.; Albany, N.Y.; East Syracuse, N.Y.; Hartford, CT.; Willimantic, CT. Worcester, MA.; Burlington, MA, Providence RI, and New Haven, CT. The Bank's 44 Business Capital lending division is headquartered in Blue Bell, Pennsylvania.

The Company has begun introducing MyTeller automated remote teller stations at new offices and targeted existing offices. The Bank has made its workplace more flexible as certain designated functions are approved for telecommuting arrangements. As a result of its efficiency initiatives, the Bank has been in the process of identifying and reducing real estate utilized for its operations.

Due to the pandemic, the Company adapted its infrastructure and protocols to accommodate the shift of back office operations out of the office and continues to support this expanded capability and flexibility in pursuit of its strategies and human capital management.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur in the second half of 2023. Discovery is currently ongoing among the parties.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”.

The Company had approximately 3,806 holders of record of common stock at February 24, 2023.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. During 2022 and 2021, there were no shares transferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 19, 2022, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $140 million through December 31, 2022. This program expired at year-end 2022.

On January 25, 2023, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $50 million through December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2022	—	$—	—	1,178,244
November 1-30, 2022	280,000	30.40	280,000	898,244
December 1-31, 2022	380,500	30.13	380,500	—
Total	660,500	$30.24	660,500	—

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW NASDAQ Regional Banking Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2017. The performance graph represents past performance and should not be considered to be an indication of future performance.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Berkshire Hills Bancorp, Inc.	100.00	75.44	84.82	51.87	87.72	94.00
NYSE Composite Index	100.00	91.05	114.28	122.26	147.54	133.75
KBW NASDAQ Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020	2019	2018
Per Common Share Data:
Net earnings/(loss), diluted - continuing operations	$2.02	$2.39	$(10.21)	$2.05	$2.36
Net (loss)/earnings, diluted - discontinued operations	—	—	(0.39)	(0.08)	(0.07)
Net earnings/(loss), diluted	$2.02	$2.39	$(10.60)	$1.97	$2.29
Total book value per common share	21.51	24.30	23.37	34.65	33.30
Dividends	0.54	0.48	0.72	0.92	0.88
Common stock price:
High	31.78	29.16	33.04	33.72	44.25
Low	23.62	16.35	8.55	26.02	25.77
Close	29.90	28.43	17.12	32.88	26.97
Performance Ratios: (1)
Return on assets	0.82%	0.98%	(4.15)%	0.75%	0.90%
Return on equity	7.76	10.18	(37.50)	5.75	6.84
Return on tangible common equity	8.26	10.80	(48.60)	9.36	11.41
Net interest margin, fully taxable equivalent (FTE) (2)	3.26	2.60	2.72	3.17	3.40
Fee income/Net interest and fee income	15.66	22.49	18.10	23.86	23.36
Growth Ratios:
Total commercial loans	12.99%	(12.09)%	(4.58)%	9.19%	6.17%
Total loans	22.11	(15.54)	(14.95)	5.08	8.96
Total deposits	2.57	(1.44)	(1.16)	15.07	2.66
Earnings per share, (compared to prior year)	(15.48)	122.55	(638.07)	(13.97)	64.75
Selected Financial Data:
Total assets	$11,662,864	$11,554,913	$12,838,013	$13,215,970	$12,212,231
Total earning assets	10,913,069	10,899,109	12,089,939	11,916,007	11,140,307
Securities	2,033,436	2,548,590	2,223,417	1,769,878	1,918,604
Total loans	8,335,309	6,825,847	8,081,519	9,502,428	9,043,253
Allowance for credit losses	(96,270)	(106,094)	(127,302)	(63,575)	(61,469)
Total intangible assets	24,483	26,619	34,819	599,377	551,743
Total deposits	10,327,269	10,068,953	10,215,808	10,335,977	8,982,381
Total borrowings	125,509	110,844	571,637	827,550	1,517,816
Total shareholders’ equity	954,062	1,182,435	1,187,773	1,758,564	1,552,918

	At or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Selected Operating Data:
Total interest and dividend income	$387,257	$329,065	$409,782	$509,513	$465,894
Total interest expense	42,660	37,899	93,000	144,255	109,694
Net interest income	344,597	291,166	316,782	365,258	356,200
Fee income	63,995	84,462	69,990	76,824	74,026
All other non-interest income/(loss)	4,942	58,786	(3,683)	7,178	298
Total net revenue	413,534	434,414	383,089	449,260	430,524
Provision for credit losses	11,000	(500)	75,878	35,419	25,451
Total non-interest expense	288,716	285,893	840,239	289,857	266,893
Income/(loss) from continuing operations before income taxes	113,818	149,021	(533,028)	123,984	138,180
Income tax expense/(benefit) from continuing operations	21,285	30,357	(19,853)	22,463	28,961
Net income/(loss) from continuing operations	92,533	118,664	(513,175)	101,521	109,219

(Loss)/income from discontinued operations before income taxes	—	—	(26,855)	(5,539)	(4,767)
Income tax (benefit)/expense from discontinued operations	—	—	(7,013)	(1,468)	(1,313)
Net (loss)/income from discontinued operations	—	—	(19,842)	(4,071)	(3,454)
Net income/(loss)	$92,533	$118,664	$(533,017)	$97,450	$105,765

Basic earnings/(loss) per common share:
Continuing operations	$2.03	$2.41	$(10.21)	$2.06	$2.38
Discontinued operations	—	—	(0.39)	(0.08)	(0.08)
Total basic earnings/(loss) per share	$2.03	$2.41	$(10.60)	$1.98	$2.30
Diluted earnings/(loss) per common share:
Continuing operations	$2.02	$2.39	$(10.21)	$2.05	$2.36
Discontinued operations	—	—	(0.39)	(0.08)	(0.07)
Total diluted earnings/(loss) per share	$2.02	$2.39	$(10.60)	$1.97	$2.29

Weighted average common shares outstanding - basic	45,564	49,240	50,270	49,263	46,024
Weighted average common shares outstanding - diluted	45,914	49,554	50,270	49,421	46,231

Dividends per preferred share	$—	$—	$1.20	$1.84	$1.76
Dividends per common share	$0.54	$0.48	$0.72	$0.92	$0.88

Asset Quality and Condition Ratios: (3)
Net loans charged-off/average loans	0.27%	0.29%	0.41%	0.35%	0.18%
Allowance for credit losses/total loans	1.15	1.55	1.58	0.67	0.68
Loans/deposits	81	68	79	92	101

Capital Ratios:
Tier 1 capital to average assets - Company	10.18%	10.49%	9.38%	9.33%	9.04%
Total capital to risk-weighted assets - Company	14.60	17.32	16.10	13.73	12.99
Tier 1 capital to risk-weighted assets - Company	12.60	15.30	14.06	12.30	11.57
Shareholders’ equity/total assets	8.18	10.23	9.25	13.31	12.73

___________________________________
(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(3)  For periods prior to 2020, generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected credit losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected credit losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

Average Balances, Interest and Average Yields/Cost

The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 7 - Table 3 - Average Balance, Interest and Average Yields / Costs

	2022			2021			2020
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)(2)
Commercial real estate	$3,836.2	$167.7	4.37%	$3,600.2	$124.4	3.46%	$3,958.6	$151.5	3.83%
Commercial and industrial loans	1,435.3	74.7	5.20	1,527.6	71.8	4.70	2,049.4	87.7	4.28
Residential loans	1,784.2	63.3	3.55	1,560.4	58.4	3.75	2,324.3	87.8	3.78
Consumer loans	556.8	32.1	5.77	569.1	22.0	3.87	828.1	31.3	3.78
Total loans	7,612.5	337.8	4.44	7,257.3	276.6	3.81	9,160.4	358.3	3.91
Investment securities (2)(3)	2,489.7	51.2	2.06	2,283.6	49.4	2.16	1,845.2	54.6	2.96
Short-term investments and loans held for sale (4)	569.1	4.9	0.86	1,619.4	2.3	0.58	767.2	4.4	0.64
Mid-Atlantic region loans held for sale	—	—	—	179.5	7.1	3.97	25.2	0.4	1.07
Total interest-earning assets	10,671.3	393.9	3.69	11,339.8	335.4	2.60	11,798.0	417.7	3.55
Intangible assets	26.8			32.0			316.1
Other non-interest earning assets (4)	648.5			684.1			747.1
Total assets	$11,346.6			$12,055.9			$12,861.2
Liabilities and shareholders' equity
Deposits:
NOW and other	$1,416.7	$6.1	0.43%	$1,340.2	$1.0	0.07%	$1,216.6	$3.5	0.29%
Money market	2,809.1	13.8	0.49	2,749.7	5.3	0.19	2,713.6	15.3	0.56
Savings	1,114.8	0.4	0.03	1,067.7	0.5	0.05	914.1	0.9	0.10
Certificates of deposit	1,541.7	13.1	0.85	1,978.9	18.6	0.94	3,102.9	52.5	1.69
Total interest-bearing deposits	6,882.3	33.4	0.49	7,136.5	25.4	0.36	7,947.2	72.2	0.91
Borrowings and notes (5)	176.1	9.2	5.24	320.2	10.7	3.34	841.6	20.7	2.46
Mid-Atlantic region interest-bearing deposits	—	—	—	335.1	1.8	0.54	45.0	0.1	0.80
Total interest-bearing liabilities	7,058.4	42.6	0.60	7,791.8	37.9	0.49	8,833.8	93.0	1.06
Non-interest-bearing demand deposits	2,914.9			2,817.4			2,324.6
Other non-interest-bearing liabilities (4)	180.1			280.9			281.4
Total liabilities	10,153.4			10,890.1			11,439.8
Total shareholders' equity	1,193.2			1,165.8			1,421.4
Total liabilities and equity	$11,346.6			$12,055.9			$12,861.2
Net interest income		$351.3			$297.5			$324.7

	2022			2021			2020
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Net interest spread			3.09%			2.12%			2.49%
Net interest margin (6)			3.26			2.60			2.72
Cost of funds			0.43			0.35			0.84
Cost of deposits			0.34			0.26			0.71
Interest-earning assets/interest-bearing liabilities			151.19			149.67			133.95

Supplementary data
Total non-maturity deposits	$8,255.5			$7,975.0			$7,168.9
Total deposits	9,797.2			9,954.0			10,271.8
Fully taxable equivalent adjustment	6.6			6.3			6.4
____________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs. As of December 31, 2022 and December 31, 2021, deferred fees related to PPP loans totaled $0.1 million and 0.2 million, respectively.
(2) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.
(3) The average balance of investment securities is based on amortized cost.
(4) Includes discontinued operations.
(5) The average balances of borrowings and notes include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(6) Purchase accounting accretion totaled $2.0 million, $6.7 million, and $9.9 million for the years-ended December 31, 2022, 2021, and 2020, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.02%, 0.09%, and 0.12%.

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

Item 7 - Table 4 - Rate Volume Analysis

	2022 Compared with 2021			2021 Compared with 2020
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$34,681	$8,582	$43,263	$(14,027)	$(13,071)	$(27,098)
Commercial and industrial loans	7,397	(4,501)	2,896	7,962	(23,913)	(15,951)
Residential loans	(3,179)	8,061	4,882	(762)	(28,622)	(29,384)
Consumer loans	10,572	(482)	10,090	704	(10,014)	(9,310)
Total loans	49,471	11,660	61,131	(6,123)	(75,620)	(81,743)
Investment securities	(2,468)	4,316	1,848	(16,598)	11,341	(5,257)
Short-term investments and loans held for sale (1)	4,968	(2,335)	2,633	(5,508)	2,980	(2,528)
Mid-Atlantic region loans held for sale	—	(7,120)	(7,120)	(1,480)	8,600	7,120
Total interest income	$51,971	$6,521	$58,492	$(29,709)	$(52,699)	$(82,408)

Interest expense:
NOW accounts	$5,053	$62	$5,115	$(2,832)	$327	$(2,505)
Money market accounts	8,402	116	8,518	(10,259)	201	(10,058)
Savings accounts	(204)	23	(181)	(536)	137	(399)
Certificates of deposit	(1,593)	(3,839)	(5,432)	(18,740)	(15,233)	(33,973)
Total deposits	11,658	(3,638)	8,020	(32,367)	(14,568)	(46,935)
Borrowings	4,568	(6,010)	(1,442)	5,691	(15,702)	(10,011)
Mid-Atlantic region interest-bearing deposits	—	(1,820)	(1,820)	814	1,006	1,820
Total interest expense	$16,226	$(11,468)	$4,758	$(25,862)	$(29,264)	$(55,126)
Change in net interest income	$35,745	$17,989	$53,734	$(3,847)	$(23,435)	$(27,282)

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

In 2022, the restructuring expense adjustment primarily related to the termination of leasehold interests and the write-down of related right of use assets and leasehold improvements in conjunction with branch consolidations and real estate reductions.

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

Discontinued operations are the Company’s national mortgage banking operations for which the Company completed the wind down of operations in 2020. Merger costs consist primarily of severance/benefit related expenses, contract termination costs, systems conversion costs, variable compensation expenses, and professional fees. There were no merger costs in 2020. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales. Restructuring costs also include severance and consulting expenses related to the Company’s strategic review. They also include costs related to the consolidation of branches. Restructuring expense and other for 2020 primarily related to executive separation expense as a result of the CEO transition.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
GAAP Net income/(loss)	$92,533	$118,664	$(533,017)
Non-GAAP measures
Adj: Loss on securities, net	2,031	787	7,520
Adj: Goodwill impairment	—	—	553,762
Adj: Net gains on sale of business operations	—	(52,942)	(1,240)
Adj: Acquisition, restructuring, conversion, and other related expenses (1)	8,909	5,781	5,839
Adj: Loss from discontinued operations before income taxes	—	—	26,855
Adj: Income taxes	(2,940)	11,696	(29,342)
Net non-operating charges	8,000	(34,678)	563,394
Total adjusted net income (non-GAAP)	$100,533	$83,986	$30,377

GAAP Total revenue from continuing operations	$413,534	$434,414	$383,089
Adj: Loss on securities, net	2,031	787	7,520
Adj: Net gains on sale of business operations	—	(52,942)	(1,240)
Total adjusted operating revenue (non-GAAP)	$415,565	$382,259	$389,369

GAAP Total non-interest expense from continuing operations	$288,716	$285,893	$840,239
Less: Total non-operating expense (see above)	(8,909)	(5,781)	(5,839)
Less: Goodwill impairment	—	—	(553,762)
Adjusted operating non-interest expense (non-GAAP)	$279,807	$280,112	$280,638

Pre-tax, pre-provision net revenue (PPNR) from continuing operations	$124,818	$148,521	$(457,150)
Adjusted pre-tax, pre-provision net revenue (PPNR)	135,758	102,147	108,731

(in millions, except per share data)
Total average assets	$11,347	$12,056	$12,861
Total average shareholders' equity	1,193	1,166	1,421
Total average tangible shareholders equity	1,166	1,134	1,105
Total average tangible common shareholders equity	1,166	1,134	1,088
Total tangible shareholders’ equity, period-end	930	1,153	1,153
Total tangible common shareholders’ equity, period-end	930	1,153	1,153
Total tangible assets, period-end	11,638	11,525	12,803

Total common shares outstanding, period-end (thousands)	44,361	48,667	50,833
Average diluted shares outstanding (thousands)	45,914	49,554	50,308

Earnings/(loss) per share, diluted	$2.02	$2.39	$(10.60)
Plus: Net adjustments per share, diluted	0.17	(0.70)	11.20
Adjusted earnings per share, diluted	2.19	1.69	0.60
Book value per common share, period-end	21.51	24.30	23.37
Tangible book value per common share, period-end	20.95	23.69	22.68
Total shareholders' equity/total assets	8.18	10.23	9.25
Total tangible shareholders' equity/total tangible assets	7.99	10.00	9.01

	At or For the Years Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Performance Ratios
GAAP return on assets	0.82%	0.98%	(4.15)%
Adjusted return on assets	0.89	0.70	0.24
GAAP return on equity	7.76	10.18	(37.46)
Adjusted return on equity	8.43	7.20	2.14
Adjusted return on tangible common equity	8.94	7.74	3.18
Efficiency ratio (2)	64.31	69.96	68.53

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	$4,880	$4,372	$4,699
Non-interest income charge on tax-credit investments	(3,508)	(3,445)	(3,645)
Net income on tax-credit investments	1,372	928	1,054
Intangible amortization	5,134	5,200	6,181
Fully taxable equivalent income adjustment	6,644	6,344	6,402
____________________________________
(1)Acquisition, restructuring, conversion, and other related expenses included no merger and acquisition expenses for the years -ended December 31, 2022, 2021 and 2020.
(2)Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income adjusted to include tax credit benefit of tax shelter investments. The Company uses this non-GAAP measure to provide important information regarding its operational efficiency.

GENERAL
This discussion is intended to assist readers in understanding the financial condition and results of operations of Berkshire Hills Bancorp, Inc. (“Berkshire” or the “Company"), the changes in key items in the Company’s Consolidated Financial Statements (“financial statements”) from year to year, and the primary reasons for those changes.

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

This discussion includes the following sections:
•Summary
•Comparison of Financial Condition at December 31, 2022 and 2021
•Comparison of Operating Results for the Years Ended December 31, 2022 and 2021
•Liquidity and Cash Flows
•Capital Resources
•Application of Critical Accounting Policies
•Enterprise Risk Management
•LIBOR Transition
•Environmental, Social, Governance (ESG) and Commitment to Social Responsibility

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto appearing in Item 8 of this document. In the following discussion, income statement comparisons are against the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2023 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

SUMMARY
The Company’s vision is to be a high performing, leading socially responsible community bank in New England and beyond. It offers a wide range of banking, investment, and financial services through its lines of business that include Commercial Banking, Retail Banking, Consumer Lending, Wealth Management, Private Banking, and its 44 Business Capital national SBA lending division. Berkshire’s vision is to empower the financial potential of its stakeholders by making banking available where, when, and how it's needed through a committed focus on exceptional customer service, digital banking, and positive community impact.

Berkshire is committed to unleashing the financial potential of all its stakeholders by leveraging its more than 175 years of expertise, leading performance on environmental, social and governance (ESG) matters and best-in-class fintech partnerships. Its differentiated DigiTouchSM approach, a powerful combination of personal service, including its MyBanker program, fused with the convenience of user-centric technology, targets high customer satisfaction and a frictionless experience.

Berkshire continued to drive forward its performance and make meaningful progress towards its Berkshire’s Exciting Strategic Transformation (BEST) goals in 2022. The Company increased its operating profitability during the year. Fourth quarter revenue and earnings per share reached a fourth quarter record. Due to $52 million in gains recorded on the sale of operations in the third quarter of 2021, total full year net profit decreased year-over-year by 22% to $93 million ($2.02 per share) in 2022 from $119 million ($2.39 per share) in 2021.

The Company uses the non-GAAP measure of adjusted earnings to assess its performance. This measure excludes items not viewed as related to ongoing operations. These items were presented and reconciled to GAAP measures in a previous section of this Item 7. The major exclusions were sale gains in 2021 and branch consolidation costs in both years. Adjusted earnings increased year-over-year by 20% to $101 million in 2022 from $84 million in 2021. Adjusted earnings per share increased by 30% to $2.19 from $1.69 and also reflected the benefit of share repurchases during both years.

The improvement in operating earnings was driven by positive operating leverage resulting from an 18% increase in net interest income and disciplined expense management. Net interest income benefited from the increase in interest rates and from 22% loan growth in the environment of favorable credit conditions during the year. Loan growth exceeded 10% in most major loan categories. Approximately 55% of total loan growth was recorded in residential mortgages, as the Company reinvested excess liquidity into higher yielding loans in conjunction with the expansion of the residential mortgage function serving the Company’s markets.

At year-end 2022, the Company arrived at the midpoint of its three year BEST strategic transformation plan. Fourth quarter 2022 results achieved the objective of moving into the target range of the plan for several key measures. A summary of the Company’s progress against these key targets is shown below.

BEST
3 YEAR TARGET for JUNE 2024

- **10-12%** — **Adjusted ROTCE**: Increase Adjusted **ROTCE** by 700-900bps*
- **100-105 bps** — **Adjusted ROA**: Increase Adjusted **ROA** by 75-80bps*
- **$180-200M** — **Adjusted PPNR[2]**: Increase Adjusted PPNR by $80-100M*
- **Top 25%** — **ESG**: Become top quartile bank by leading **ESG indexes in US****
- **Top 25%** — **NPS[3]**: Become top quartile Net Promoter Score bank in New England

	Adjusted ROTCE	Adjusted ROA	Adjusted PPNR	ESG	NPS
4Q22[1]	9.8	100	180	17	N.A.
FY22	8.9	89	136	17	N.A.
FY21	7.7	70	102	24	N.A.
FY20	3.2	24	109	39	N.A.
	%	bps	$M	Percentile	Percentile

* Improvement over FY2020 baseline, driven by BEST program over 3 years starting Q3'21; ** ESG Index ratings are on an end of period basis: MSCI, ISS-ESG, Sustainalytics, Bloomberg; [1]All numbers on an adjusted basis. [2] Fourth quarter 2022 adjusted PPNR annualized ($ million); [3] JD Power is building a sample size to rank our NPS vs. peers which is targeted to be available in 2023.

The Company’s BEST plan includes a focus on improving Berkshire’s capital structure. In June 2022, the Company issued a $100 million Sustainability Bond, a subordinated debt issuance which replaced at a lower rate of interest a $75 million bond which was called and repaid. The Company intends to use an amount equal to the net proceeds to finance or refinance new or existing social and environmental projects consistent with its Sustainable Financing Framework, which was established at midyear. In conjunction with this issuance, the Company received an inaugural investment grade long-term issuer rating of "Baa3", with a Positive rating outlook, from Moody’s Investors Service.

During 2022, the Company repurchased $125 million of common stock, representing 9% of shares outstanding at the start of the year. After year-end 2022, the Company announced a $50 million share repurchase program for 2023, representing approximately 4% of year-end 2022 outstanding shares. During the fourth quarter of 2022, the Company increased its quarterly common shareholder dividend by 50% to $0.18 per share from $0.12 per share. Total shareholder distributions from dividends and stock repurchases equaled $149 million in 2022, or 16% of year-end 2021 total equity. The Company remains strongly capitalized, with a 12.4% Common Equity Tier 1 Capital ratio at year-end 2022.

The improving credit environment in 2022 was reflected in the reduction in the ratio of the allowance for expected credit losses on loans to total loans; this ratio decreased to 1.15% at year-end 2022 from 1.55% at year-end 2021. This included the release of reserves related to the pandemic as expected elevated losses did not emerge due in part to the ongoing benefit from federal economic support measures. Net loan charge-offs measured 0.27% of average loans in 2022, compared to 0.29% in 2021. The ratio of total delinquent and nonaccrual loans measured a ten year low of 0.60% of loans at year-end 2022.

Inflation remained historically high throughout 2022, leading the Federal Reserve Bank to initiate a series of interest rate increases during the year, along with taking steps towards quantitative tightening. The three month U.S. Treasury rate increased by 436 basis points to 4.42% from 0.06% during the year. The increases were concentrated in the third quarter, with the target Federal Funds rate increasing by 300 basis points from mid-June to the beginning of November. The ten year Treasury rate increased during the year by 236 basis points to 3.88% from 1.52%. The

Company’s interest rate sensitivity at the start of the year was modeled to be positively sensitive to increases in interest rates, which contributed to the growth in net interest income during the year.

The risk of recession has increased due to ongoing inflation, the higher interest rate environment, and the gradual reduction of excess liquidity in the economy. The Company views its markets as comparatively less sensitive to national trends in the economy and is pursuing strategies to continue to grow and improve operating profitability. The Company plans to roll out its new digital and mobile banking services in 2023. Its goal is that its DigiTouchSM customer engagement strategy and corporate responsibility profile will allow it to differentiate and grow profitably and responsibly in the anticipated environment where deposit costs and competition may further pressure funding costs. Optimization of digital platforms and reductions of excess premises are targeted to contribute additional efficiencies.

In October 2022, Chief Financial Officer Subhadeep Basu resigned, and Chief Accounting Officer Brett Brbovic was named Interim Chief Financial Officer. In January 2023, the Company named David Rosato as Senior Executive Vice President/Chief Financial Officer, effective February 6, 2023. Mr. Rosato was most recently Chief Financial Officer of Peoples United Financial, Inc., which was acquired by M&T Bank Corporation in 2022. Also in January 2023, the Company named James Brown as Senior Executive Vice President/Head of Commercial Banking and Philip Jurgeleit as Executive Vice President/Chief Credit Officer, filling vacancies in these positions resulting from retirements in the second half of 2022. Messrs. Brown and Jurgeleit have decades of related experience in the Company’s markets, including Boston Private Bank and Trust Company for Mr. Brown and Santander Bank for Mr. Jurgeleit.

Berkshire remains positively positioned to continue forward with its BEST program financial objectives while also enhancing its social and environmental performance. The Company was named one of America’s Most Trustworthy Companies by Newsweek, listed in the Bloomberg Gender Equality Index, named a Best Place to Work for LGBTQIA+ equality by the Human Rights Campaign and honored as the Sustainable Business of the Year in the bank category by the Sustainable Business Network of Massachusetts. Additionally, Berkshire accelerated further ahead of its BEST ESG performance goal, moving into an aggregated 17th percentile performance in an index of leading ESG ratings and ranked in the top 1% of U.S. banks in Bloomberg throughout the year. The Company continues to differentiate itself through its high performance on ESG matters and commitment to its communities.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2022 AND DECEMBER 31, 2021

Summary: Total assets were little changed in 2022, measuring $11.7 billion at year-end. Excess liquidity was reinvested into loan growth. A $0.9 billion decrease in cash and equivalents and a $0.5 billion decrease in investment securities were mostly offset by a $1.5 billion increase in loans. Total deposits increased by $0.3 billion, and the ratio of loans to deposits increased to 81% from 68% during the year. Most measures of asset quality remained strong and improving. Shareholders’ equity decreased by $228 million primarily due to an other comprehensive loss from unrealized bond losses in the environment of rising interest rates. Shareholder distributions in the form of dividends and stock repurchases reflected the Company’s plan to reduce excess capital through loan growth and shareholder distributions. The Common Equity Tier 1 Capital ratio remained strong at 12.4% at year-end. Year-end 2022 book value per share measured $21.51 and the non-GAAP measure of tangible book value per share measured $20.95. These measures were reduced by approximately $3.93 per share as a result of the after-tax unrealized bond loss.

Investments: Short-term investments decreased by $978 million, or 64%, to $540 million, or 5% of period-end assets, as excess liquid funds were reinvested into loans in the rising rate market.

The portfolio of investment securities decreased by $515 million, or 20%, to $2.03 billion, measuring 17% of period-end assets, compared to 22% at the start of the year. The Company allowed net run-off of investment securities to provide funds for loan growth. The net runoff tempered the Company’ exposure to unrealized bond losses in the rising interest rate environment. This helped to offset the impact of a lengthening of securities average lives due to slower prepayments of the mortgage related securities which constitute the bulk of the portfolio. Excluding short-term treasury securities, net monthly run-off from proceeds of maturities, amortization, and prepayments of investment securities was approximately $20 million per month based on conditions at year-end 2022.

The portfolio is high quality, and has an average debt securities life of 6.9 years at period-end, which was increased from 4.6 years at the start of the year due primarily to slowing prepayment speeds of mortgage related instruments resulting from the significant increase in interest rates. The investment portfolio yield was 2.20% in the fourth quarter of 2022, compared to 2.04% in the fourth quarter of 2021. The investment portfolio is viewed as a significant source of liquidity for the Bank, as 93% of the $1.4 billion available for sale bond portfolio consists of Agency mortgage related products and Treasury notes.

The portfolio of available for sale investment securities had an unrealized loss of $238 million, or 14.3% of cost at year-end 2022, compared to an unrealized loss of $4 million, or 0.2% of cost, at year-end 2021, due to the impact of rising interest rates during 2022. The unrealized loss is a component of other comprehensive income but has no impact on bank regulatory capital. If portions of this loss were recognized through sale, this would reduce regulatory capital. The Company monitors the impact of the unrealized loss on the book value of capital and it views its position as within the range of peers in the current environment. Based on year-end 2022 conditions, the unrealized loss is expected to accrete into book value as the bond portfolio seasons through its 6.9 year average life with the expectation that the securities return to a par value at maturity.

Total Loans. Total loans increased by $1.51 billion, or 22%, to $8.34 billion in 2022. Growth was concentrated in residential real estate loans, which increased by $823 million, or 55%, to $2.31 billion. Commercial loans increased by $634 million, or 13%, to $5.52 billion. In addition to improved customer demand and expansion of the Company's lending teams, loan growth in 2022 was impacted by slower prepayment rates due to the rising rate environment during the year.

Berkshire has expanded its residential mortgage lending function to be more in line with its strategic positioning in its markets and in order to reinvest excess liquidity that had accumulated from loan run-off in earlier periods. The majority of originations were produced by an expanded team of in-house mortgage originators. The Company has also been developing third party mortgage channels, including flow originations from correspondents in its markets. This expansion produced high mortgage growth in 2022 despite the market contraction resulting from rising interest rates. Most production shifted towards jumbo 7/1 adjustable-rate mortgages that were held for investment. The Company has also expanded its secondary marketing capabilities with a goal of increasing the volume of conforming mortgages originated for sale in future periods. The Company’s goal is to build customer relationships from this portfolio. The mortgage loan yield decreased to 3.56% in the fourth quarter of 2022, compared to 3.82% in the fourth quarter of 2021, reflecting shifts in the product mix. Due to the lag in application and processing pipelines, the portfolio yield began to increase in the latter part of the year from the flow of higher rate new originations.

Commercial loan growth in 2022 resulted from the expansion of the commercial team, together with solid credit demand and supportive economic and credit conditions. Commercial loans had declined in earlier periods and reached a growth inflection point in the fourth quarter of 2021, with growth in all four quarters of 2022. For the year, major areas of growth were in commercial multifamily loans, non-owner occupied commercial real estate, and asset-based lending commercial and industrial balances. These real estate loans were spread across most of the major categories or property types. The Company measures its commercial real estate loans in accordance with regulatory monitoring guidelines and definitions. Total commercial real estate measured 259% of regulatory capital at year-end 2022 and construction loans measured 26% of regulatory capital.

Through loan selection, the Company shifted commercial real estate loan production towards credits with lower loan-to-value ratios during the year to reduce impacts of potential future recessionary conditions on property valuations. The Company manages commercial real estate loan concentrations within limits by property type. Due to potential shifts in workforce patterns, commercial office loans are subject to heightened monitoring. Excluding construction loans and medical and educational properties, the commercial office portfolio totaled approximately $548 million at year-end 2022, consisting primarily of suburban properties. There were no office property loans delinquent at that date.

Inflation has contributed to an increase in commercial borrowing demand, while the related increase in interest rates has raised borrowing costs, potentially restraining demand. The gathering impact of higher rates is expected to dampen economic conditions, resulting in potentially slower portfolio growth in future periods. Due primarily to commercial loans tied to short term indices, such as LIBOR or Prime, the commercial loan yield increased by 2.06% to 5.78% in the fourth quarter of 2022 from 3.72% in the fourth quarter of 2021. The Company’s underwriting includes an analysis of sensitivity to higher interest rates for most of its variable rate loans. Many of the larger variable rate commercial loans are backed by interest rate swaps which have the impact of fixing the interest cost to the borrower, thereby reducing the credit risk of higher interest rates.

After midyear, the Company announced that it would cease originating new loans in its Firestone Financial specialty lending; operation and allow the portfolio to run-off. This was a strategic decision in the context of Berkshire’s BEST plan to focus on core markets and products. The Firestone portfolio stood at $133 million at period-end and continues to have strong credit performance in line with its long history.

Consumer loans increased by $53 million, or 12%, to $501 million in 2022. Growth was driven by consumer unsecured loans originated through the Company’s partnership with the fintech Upstart. This portfolio totaled $140 million at period-end, and most of these loans were originated during the first half of the year and were generally subject to the Company’s prime underwriting standards. In July 2022 the Company announced that, due to the prevailing economic uncertainty, it was ceasing new originations through this partnership. Credit performance of this portfolio has exceeded the Company’s expectations. The yield on the consumer portfolio increased to 7.00% in the fourth quarter of 2022 from 3.96% in the fourth quarter of 2021 due to both the higher yield on Upstart loans and the increase in the Prime rate which is the index rate for most home equity loans.

Overall loan yields increased from the fourth quarter of 2021 due mainly to increases in market interest rates, primarily in relation to loans repricing within three months. The Company measures its loan beta, which is the ratio of the change in loan yields to a market index. Compared to the average federal funds target rate, the beta for the total loan portfolio measured 51% comparing the fourth quarter of 2022 to the fourth quarter of 2021. Comparing the most recent quarter to the linked quarter, the loan beta was 42%. The magnitude and consistency of these betas primarily reflects the large volume of loans contractually repricing based on Prime. LIBOR, or SOFR based indices.

At year-end 2022, 45% of total loans were scheduled to mature or reprice within three months. contributing to the modeled asset sensitivity of the Company’s interest rate risk profile at that date. This is down from 50% at year-end 2021.

Asset Quality and Credit Loss Allowance: Most major asset quality metrics remained solid as of year-end 2022, with many metrics at better levels than pre-pandemic. Total delinquent and non-accruing loans measured 0.60% of total loans at year-end, the lowest in more than a decade. Non-accruing loans measured 0.37% of total loans, compared to 0.52% at year-end 2021. Annualized net loan charge-offs measured 0.27% of average loans in 2022, compared to 0.29% in 2021. Charge-offs were concentrated in the second half of the year in one commercial and industrial credit which filed for bankruptcy in the fourth quarter. The $7 million remaining carrying balance of this loan was the largest component of year-end non-accruing commercial and industrial loans. Non-accruing loans declined in other major loan categories.

At period-end, accruing troubled debt restructurings totaled $12 million and accruing loans over 90 days delinquent totaled $7 million. Total criticized loans decreased to 2.3% of loans from 3.5% of loans at the start of the year, including classified loans which decreased to 1.4% of loans from 2.1% of loans. Classified loans include accruing substandard loans, which are regarded as potential problem loans and which declined to 1.1% of loans from 1.6% during the year.

The allowance for credit losses on loans decreased to $96 million at year-end 2022 from $106 million at year-end 2021. The ratio of the allowance to total loans decreased to 1.15% from 1.55%. This decline was primarily due to a reduction in the expected losses from economic and social disruptions related to COVID-19 conditions, as well as the general improvement in asset quality measures. The year-end allowance was based on a baseline economic forecast of ongoing economic growth but included a qualitative assessment of risks related to market and inflation conditions and future possible recession conditions. The allowance covers all current expected credit losses for all loans. In relation to outstanding loans, the allowance for all categories of loans decreased except for consumer loans due to the addition of the Upstart loans. The expected average lives of most categories of loans increased during the year, reflecting the strong portfolio growth and slower expected prepayment speeds.

Deposits and Borrowings: Total deposits increased by $258 million, or 3%, to $10.3 billion during 2022. Excluding the $474 million increase in payroll deposits and the $107 million decrease in brokered deposits, total deposits decreased by $109 million, or 1%, due primarily to a $156 million, or 5%, decrease in non-interest bearing demand deposit balances. The payroll deposits fluctuate daily, and totaled $1.48 billion at year-end, most of which was in money market deposit balances at year-end.

Deposit activity included the impact of increased customer spending rates as well as market competition from higher yielding investment instruments in the rising interest rate environment. The Company increased its promotions of time and money market accounts tied to demand deposit accounts.

The fourth quarter cost of deposits increased year-over-year by 0.50% to 0.69% by from 0.19%, including a 0.36% increase over the third quarter of 2022. The cost of interest-bearing deposits increased by 0.70% to 0.98% from 0.28% due primarily to a 1.00% increase in the cost of money market deposits to 1.16% in the fourth quarter of 2022 from 0.16% in the fourth quarter of 2021.

The Company measures its deposit beta, which is the ratio of the change in deposit costs to a market index. Compared to the average federal funds target rate, the deposit beta measured 25% for the fourth quarter of 2022 compared to the linked quarter. The deposit beta measured 0.14% for the fourth quarter of 2022 compared to the fourth quarter of 2021, which was the last full quarter before the Federal Reserve Bank began raising interest rates. The Company anticipates that the deposit beta will continue to increase into a possible range of 30-40% by the end of the interest rate cycle, depending in part on shifts in balances from lower cost accounts to higher cost accounts.

The Company’s wholesale funds consist of brokered deposits and borrowings. Wholesale funds decreased by $93 million, or 27%, to $246 million, or 2% of assets, from $340 million, or 3% of assets, in order to reduce the balance of higher cost funds.

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

Derivative Financial Instruments: The notional amount of derivative financial instruments totaled $4.52 billion at year-end 2022, compared to $3.71 billion at year-end 2021. The increase was primarily due to $800 million in interest rate swaps and collars on commercial loans recorded as cash flow hedges in the second half of the year. This was in response to the increased sensitivity to a downward interest rate shock following the rapid rise in market interest rates during the year. The fair value of derivative financial instruments was a liability of $43 million at year-end 2022, compared to an asset of $43 million at year-end 2021, due to the impact of changes in interest rates on the value of outstanding commercial loan interest rate swaps.

Shareholders' Equity: Total shareholders’ equity decreased by $228 million, or 19% to $954 million in 2022. This decrease was primarily due to a $178 million net other comprehensive loss resulting mostly from the previously discussed unrealized loss on debt securities available for sale as a result of the increase in market interest rates. Additionally, the Company repurchased $125 million in common shares in 2022, representing approximately 9% of shares outstanding at year-end 2021.

The unrealized securities losses are not counted against regulatory equity. As a result, the decrease in regulatory capital was more modest and reflected shareholder distributions through stock repurchases and dividends. Including the impact of the loan growth, the Common Equity Tier 1 Capital remained relatively strong, decreasing to 12.4% from 15.0 at the start of the year. Similarly, the risk-based capital ratio remained comparatively strong at 14.6% compared to 17.3% at the start of the year.

Across the banking industry, the unrealized losses on available for sale investment securities have led to significant compression of book value and the non-GAAP financial measure of tangible book value. The Company’s book value per share decreased by $2.79 to $21.51 and period-end equity/assets decreased from 10.2% to 8.2%. Tangible book value per share decreased by $2.74 to $20.95, and the period-end ratio of tangible common equity/tangible assets decreased from 10.0% to 8.0%. The 2022 comprehensive loss on bonds represented approximately $3.93 per share of the decreases in the above per share book value metrics.

During the first nine months of 2022, the Company continued the quarterly shareholder dividend at $0.12 per share level it was reduced to as a result of the pandemic beginning in the third quarter of 2020. On November 4, 2022, the Company announced that it had increased its quarterly dividend to shareholders by 50% to $0.18 per share. This reflected growth in earnings since the announcement of the BEST strategic transformation plan in May 2021. The $0.18 dividend represented a yield of approximately 2.6% based on Berkshire’s closing share price of $27.44 on November 3, 2022 and was equivalent to a 29% payout compared to third quarter 2022 adjusted earnings.

Total shareholder distributions through stock repurchases and dividends measured $149 million in 2022. In January 2023, the Company announced a new 2023 stock repurchase program totaling $50 million, which was equivalent to approximately 4% of outstanding shares based on the share price at the time of the announcement.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Summary: Berkshire reported net income of $93 million, or $2.02 per share in 2022, compared to net income of $119 million, or $2.39 per share in 2021. In 2021, the Company recorded a pre-tax gain of $53 million on the sale of its Mid-Atlantic branch operations and its insurance and other operations. The Company uses the non-GAAP measure of adjusted income to assess its performance, with component measures of adjusted revenue and adjusted expense. These measures exclude items not viewed as related to ongoing operations, including the 2021 sale gains and consolidation expenses in both years.

Adjusted income increased in 2022 by 20% to $101 million compared to $84 million in 2021. This reflected a 9% increase in adjusted revenue and flat adjusted non-interest expense. Adjusted income per share increased by 30% in 2022 to $2.19 from $1.69 in 2021. This reflected the further benefit of stock repurchases in both years.

The 2022 return on equity measured 7.76% and the non-GAAP measure of adjusted return on tangible common equity measured 8.94%. Reflecting the improvement during the year, these measures reached 10.06% and 9.83% respectively in the final quarter of the year. The 2022 return on assets measured 0.82% and the non-GAAP measure of adjusted return on assets measured 0.89%. For the final quarter, these measures increased to 1.08% and 1.00% respectively.

The measure of Pre-tax Pre-provision Net Revenue (“PPNR”) totaled $125 million in 2022, and the non-GAAP measure of adjusted PPNR totaled $136 million. For the final quarter, these measures totaled $48 million and $45 million, respectively.

Revenue: Total net revenue decreased by 5% year-over-year due to the impact of the $53 million in sale gains in 2021. The non-GAAP measure of adjusted revenue excludes these gains and other gains and losses. Adjusted revenue increased by 9% due to an 18% increase in net interest income which was partially offset by a 22% decrease in non-interest income excluding gains and losses. Adjusted revenue comparisons between the two years were impacted by the sale of insurance operations and mid-Atlantic branch operations, which contributed to 2021 operating revenues for nine months before their sale.

Net Interest Income: Net interest income increased year-over-year by $53 million, or 18%. The net interest margin increased by 25%, increasing by 66 basis points to 3.26% from 2.60%. The margin rose to 3.84% in the final quarter of the year. While average earning assets decreased year-over-year by 6%, the Company benefited from the $355 million, or 5% increase in average loans. The increase in the net interest margin reflected both from the benefit of higher interest rates, as well as the reinvestment of funds from short term investments into loans.

Per the early discussion of financial condition, the 2022 cumulative fourth quarter loan beta was 42%, while the deposit beta was 14%. This difference contributed substantially to the net interest income generated as the average target federal funds rate increased by 359 basis points to 3.84% in the fourth quarter of 2022 compared to 0.25% in the fourth quarter of 2021.

The shift from low yielding short-term investments into higher yielding loans also contributed to the increase in net interest income during the year. Additionally, the shift from some investment securities into loans further supported the increase in net interest income.

The Company’s models anticipate that the full cycle deposit beta will be in the 30-40% range. The Company anticipates that the increase in deposit costs may cause a reduction in the net interest margin in future periods based on the interest rate outlook at year-end 2022. The Company’s models indicate that the Company had modest positive interest rate sensitivity at year-end 2022, as discussed in Item 7A on market risk. At year-end 2022, market expectations anticipated further increases in short-term interest rates in 2023.

Non-Interest Income: Total fee income decreased year-over year by $20 million, or 24%. All major categories of fee income decreased except for deposit related fees, which increased by $2 million, or 7%. Insurance fees decreased by $7 million due to the sale of insurance operations in 2021. Loan fees decreased by $13 million, or 38%, primarily due to an $8 million decrease in SBA originations related revenues reflecting changes in the structure of the program and market spreads. Berkshire remained among the top 20 bank originators of SBA 7-A guaranteed loans in the U.S. Additionally, loan servicing fee revenue decreased by $2 million due to an outsourcing initiative in 2022. Mortgage banking fees decreased by $2 million, or 89%, as most mortgage originations were designated held for investment.

Provision for Credit Losses on Loans: The loan loss provision was an expense of $11 million in 2022 compared to a benefit of $500,000 in 2021. In both years, provision expense benefited from a release of reserves for expected pandemic related credit losses which did not emerge, including the impact of government support measures. The year-over-year increase also reflected the resumption of loan growth in 2022 compared to loan contraction in 2021. The Company has steadily reduced the coverage of its allowance for credit losses on loans based on improvements in asset quality and credit loss expectations. The balance of the allowance for credit losses on loans decreased to $96 million at year-end 2022 compared to $106 million at year-end 2021.

Non-Interest Expense: Comparisons of non-interest expense year-over-year were impacted by the sale of insurance and branch operations at the end of the third quarter of 2021 and the reinvestment in frontline bankers and technology. Comparisons are also affected by consolidation costs recorded in both years, primarily for branch consolidations, along with premises and operations initiatives.

Total non-interest expense increased year-over-year by $3 million, or 1%. Adjusted non-interest expense was flat. Restructuring and other non-operating expenses totaled $9 million in 2022 and $6 million in 2021. The Company consolidated six branch offices in 2022 and 16 branch offices in 2021. Including the 8 branches related to the mid-Atlantic branch operations which were sold, total branches decreased by 30 offices over the last two years to 100 branches at year-end 2022 compared to 130 branches at the beginning of 2021.

Occupancy related expenses decreased year-over-year by $4 million, or 10%. Technology related expenses increased by $2 million, or 5%. Professional expense decreased year-over-year by $4 million, or 24%, due primarily to elevated charges in the first quarter of 2021. Total full-time equivalent staff measured 1,310 positions at period-end, compared to 1,319 positions at the end of 2021.

Reflecting the improved net interest margin and strong expense control, as well as the exit from less efficient operations, the efficiency ratio improved to 64.3% in 2022 from 70.0% in 2021. This ratio improved to 58.3% in the final quarter of the year due to the cumulative impact of improvements during the year.

Income Tax Expense: Income taxes are discussed in a note to the financial statements; this note is important to an understanding of the results of operations.

The Company recorded a 19% effective tax rate in 2022 compared to a 20% effective tax rate in 2021. Including both the federal and state benefits, the 2022 effective tax rate benefited by 4.5% from tax exemptions on investment securities and other tax-advantaged investments. Including both the federal and state benefits, the effective tax rate was also reduced by 3.4% related to the Company’s tax credit investment projects. These projects provided $0.03 per share in net income benefit in 2022 and $0.02 per share in 2021, net of amortization charges recorded to non-interest income. The Company actively pursues tax credit investment projects to provide financial support to community development projects as part of its overall banking services while also generating an appropriate return on the Bank’s investment. In recent years these projects have included historic rehabilitation, low-income housing, new markets and renewable energy generation investments.

Total Comprehensive Income: Total comprehensive income includes net income together with other comprehensive income, which primarily consists of unrealized gains/losses on debt securities available for sale, after tax. Total comprehensive income was a loss of $85 million in 2022 compared to income of $85 million in 2021. The loss in 2022 results from the unrealized bond losses in 2022 due to the rise in interest rates during the year.

LIQUIDITY AND CASH FLOWS
Short-Term Liquidity: In 2022, loan growth was the primary use of cash, which was mainly sourced from short-term investments and investment securities. The ratio of cash and cash equivalents to total assets decreased to 6% from 14% over this period in accordance with the Company’s plan to invest excess liquidity into higher yielding loans. Investment securities and wholesale funding are ongoing potential sources of cash to supplement deposit growth to support targeted loan growth.

At year-end 2022, the Bank had $2.1 billion in total borrowing availability with the FHLBB and the Federal Reserve Bank of Boston. This availability is collateralized with investment securities and loans to the extent utilized.

The Company continues to view itself as having sufficient liquidity with a high quality securities portfolio and well-positioned wholesale funding sources. The relative stability of deposit balances and costs was also viewed as positive in 2022 as an indicator of core funding in the Company’s markets. The ratio of loans to deposits measured 81% at period-end, compared to 68% at the start of the year. A number of metrics are utilized in establishing optimal and minimal liquidity targets and the Company is generally well positioned across these metrics.

In the environment prevailing at the end of 2022, some banks have reported deposit outflows as funds are withdrawn to reinvest in other higher yielding financial instruments, and also as excess pandemic related liquidity from federal support programs is spent down. The rising rate environment potentially constrains industry deposit demand growth. Additionally, the rising rates have contributed to the extension of the investment portfolio average life and the unrealized bond losses are a potential constraint on some options for the use of investments to support overall liquidity. The unrealized losses would affect regulatory capital if they were realized through the sale of the related securities, which could then impact the management of capital. The excess liquidity which has been widespread throughout the financial system during the pandemic may constrain funding sources if system wide liquidity is reduced. The Company is monitoring various scenarios as it continues to pursue organic growth and market share gains in the context of its BEST strategic plan.

The Company maintains a contingency funding plan based on its assessment of the liquidity stress environment. Primary liquidity data is reported on daily, and thirty-day stress analytics are maintained on an updated basis. A one year forward liquidity stress test evaluates stress across a variety of stress scenarios, including severe adverse loan loss scenarios. The Company has defined strategic options which allow it to materially meet funding needs in all stress scenarios.

Long-Term Liquidity: Over the long term, the Company targets to generate organic deposit growth that will fund organic loan growth. Operating earnings are expected to fund routine cash operating costs, shareholder distributions, and capital expenditures. As a depository institution, the Bank maintains a high-quality securities portfolio as a source of liquidity to service unexpected customer demand for loan advances or deposit withdrawals. The Company and Bank have investment grade debt ratings from Moody’s Investors Services and the KBRA bond rating firm. The Company also is active in secondary markets for residential mortgages and SBA guaranteed loans, which support its organic growth without relying on internal liquidity and capital resources. The Company is monitoring for potential shifts in deposit sources as customer usage of traditional banking channels is also impacted by the spread of fintech alternatives. The Company’s strategy is to actively partner with fintechs to pursue a strong position in the evolving financial marketplace, while evolving its own technology to support these partnerships. The Company is also monitoring potential shifts in deposit demand as it is being impacted by higher interest rates and inflation, and potentials impacts of an economic slowdown and lower customer liquidity.

Parent Company Liquidity: Total cash held by the holding company was $90 million at year-end 2022. The Company targets to use cash at the holding company together with dividends from the Bank to fund holding company cash uses including modest operating expenditures, debt service, purchases of investments, shareholder dividends, and stock repurchases. The holding company generally expects to maintain cash on hand equivalent to normal cash uses, including common stock dividends, for at least a one year period. Bank dividends to the holding company presently require approval by the FDIC and the Massachusetts Division of Banks. The holding company’s goal is to maintain access to private and public credit markets to provide access to additional liquidity sources depending on conditions.

CAPITAL RESOURCES
Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements.
The Company’s BEST plan includes the optimization of capital, including reducing excess capital through organic growth and capital returns to shareholders. The operation of this plan was evidenced in 2022 by loan growth and shareholder distributions, including a 50% increase in the shareholder dividend in the final quarter of the year. Capital optimization was also supported through the subordinated debt issuance, reducing the coupon compared to the existing debt which was later prepaid. In conjunction with this issuance, the Company received an inaugural investment grade bond rating from Moody’s and executed a landmark Sustainability Bond placement which expands capital market access for socially responsible investments.

The Company views its regulatory capital measures as providing it with an ample cushion of excess capital in relation to its operating condition, risk profile, and strategic plans, and compared to peers. The Company’s priorities for uses of its capital are based on maintaining strong capital, supporting organic growth and its BEST strategic plan, paying a dividend yield that in the long run is competitive and targets a 30-40% payout ratio, and distributing excess capital to shareholders through stock repurchases, with a goal of achieving an efficient level and composition of capital.

The Company repurchased approximately 5% of its shares in 2021 and an additional 9% in 2022. After year-end 2022, the Company announced a 2023 share repurchase program for approximately 4% of its outstanding shares. In large measure, these repurchases represented a return of capital that became excess as a result of the reduction of certain business activities and loans, including targeted runoff of selected portfolios.

The unrealized available for sale securities losses reduce the book value of equity. These losses are expected to accrete back into equity as the securities season to maturity. These losses are not deducted from regulatory capital which is the primary focus of the Company’s capital management. The measure of tangible book value is a focus of bank investors, together with the ratio of tangible equity to tangible assets and the measure of tangible book value per share. The non-GAAP measure of tangible equity to tangible assets decreased to 8.0% from 10.0% during 2022, and tangible book value per share decreased by 12% to $20.95 from $23.69. The Company is monitoring its tangible book value related metrics and it believes that its condition at period-end was within a general range for peers at that date.

The Company’s long-term goal is to maintain an efficient capital structure and to provide a return in excess of the cost of its common equity capital. The Company’s tier 2 capital includes a $100 million subordinated note. The Company maintains a universal shelf registration statement for capital securities with the SEC. The Company and Bank are investment grade rated by Moody's Investors Service and by the KBRA bond rating service. The Company’s stock is traded on the New York Stock Exchange and the Company views itself as having good access to current capital markets.

The Company performs capital stress testing at least annually and has a goal to remain qualifying for the “well capitalized” designation in the severely stressed scenario. The Company views its current stressed capital position as sound and conforming to its objectives.

In acting as a source of strength for the Bank, the Company relies on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and the Massachusetts Division of Banking. Increased distributions from the Company to shareholders require notice to and nonobjection from the Federal Reserve Bank. In 2022, the Bank paid $108 million in dividends to the parent company.

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

Not all significant accounting policies require management to make difficult, subjective or complex judgments. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The following significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these most critical accounting policies were significant in determining income and financial condition based on events in 2022.

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

The appropriateness of the ACLL could change significantly because current economic conditions and forecasts can change and future events are inherently difficult to predict. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. One of the most significant judgments used in determining the allowance for credit losses is the macroeconomic forecast provided by a third party. Changes in the macroeconomic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. For detailed information on the ACLL see Note 1- Summary of Significant Accounting Policies and Note 6 – Loans and Allowance for Credit Losses.

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

ENTERPRISE RISK MANAGEMENT
Other sections of this report on Form 10-K include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, compliance, and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management, Capital & Compliance Committee.

The Company includes recessionary/inflationary risk overlays on all of the material business risks to capture the uncertainties of the economic environment. The Company has also developed recession toolkits and playbooks that outline mitigating factors and actions that strive to minimize losses under such scenarios. Both of these items are addressed throughout the assessments and dashboards provided to the above Committees.

The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting. For all material business risks, residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company. In 2022, price risk increased in relation to the corporate appetite due to the impact of higher interest rates on the behavior and value of various interest sensitive instruments and operations. Residual price risk was viewed as medium including the impact of mitigating factors and management actions in the risk management environment.

LIBOR TRANSITION

The Company’s use of LIBOR based instruments and the industry-wide transition program away from LIBOR are discussed in Item 1 (“Business”) and Item 1-A (“Risk Factors”) of this report. The Company has in excess of $5 billion in notional balances of LIBOR based instruments related primarily to its commercial banking operations. These include loans index on LIBOR, as well as interest rate swap contracts including customer, dealer, and risk participation agreements.

The Financial Conduct Authority (“FCA”) presently intends to continue publishing most LIBOR indices through June 2023 for use with legacy instruments contracted in 2021 or before. The Company continues to execute plans to transition instruments associated with LIBOR to alternative reference rates. The Company has approved the use of Term SOFR as the lead base case index to replace LIBOR for pricing of new contracts starting in 2022, with Daily Simple SOFR as an alternate. The Company continues to monitor market adoption of alternate index rates as information becomes available or as requested by customers or other counterparties.

As of December 31, 2022, the Company had approximately $1.9 billion in LIBOR based commercial loans, including $1.8 billion maturing after the LIBOR cessation date at midyear 2023. The Company is focused on converting the majority of these loans to one month term SOFR, working with customers, counsel, and its core loan servicing provider. The Company had converted $333 million in outstanding loans through year-end 2022.

ENVIRONMENTAL, SOCIAL, GOVERNANCE (ESG) & COMMITMENT TO SOCIAL RESPONSIBILITY

BERKSHIRE’S APPROACH
Since its founding in 1846, Berkshire continues to be a purpose-driven, values-guided, community-centered bank working to achieve its vision of becoming a high-performing leading socially responsible community bank. Berkshire empowers the financial potential of its stakeholders by making banking available where, when, and how it's needed through an uncompromising focus on exceptional customer service, digital banking, and positive community impact. It provides a wide range of accessible, affordable, safe, responsible and sustainable financial solutions through its consumer banking, commercial banking and wealth management divisions.

Berkshire believes where you bank matters, and that simple decision can have an outsized impact on your community. That’s why ESG factors are central to the company’s vision, mission, business practices, and Berkshire’s Exciting Strategic Transformation (BEST). This better approach to banking with ESG at its core helps manage risk and unlock new business opportunities to create an ecosystem of positive impact and value, which in turn drives Berkshire’s commercial performance, creating capacity to invest more in its business, employees, customers, shareholders and communities.

BEST COMMUNITY COMEBACK
Berkshire launched the BEST Community Comeback in late 2021, a transformational commitment to empower its stakeholders’ financial potential. The plan focuses on four areas critical to the long-term vibrancy and success of its communities: fueling small businesses; community financing and philanthropy; financial access and empowerment; and funding environmental sustainability. Through this far-reaching initiative, Berkshire aims to help create more businesses and jobs, help more families achieve the dream of owning a home, and aid communities in becoming more environmentally efficient and eco-friendly. Berkshire has made steady progress towards achieving its goal of deploying $5 billion to support its communities by the end of 2024. As of year-end, Berkshire has deployed more than $1 billion in low-moderate income neighborhoods, over $300 million to support low-carbon projects and has transitioned its own electricity supply to 99% renewable since launching the program.

CENTER FOR WOMEN, WELLNESS & WEALTH
Berkshire launched the Center for Women, Wellness, and Wealth (CWWW) to provide women with tools to help create a future enriched with financial stability and wellness. The Center, through partnerships with community organizations, specialized experts and thought leaders, offers events on wellness and financial planning, philanthropic coaching and development support, and complimentary portfolio reviews through Berkshire Bank Wealth Management. Ultimately the Center is working to strengthen women’s financial lives by empowering active participation in financial decision making and addressing the longevity risk that women face through a transformative approach to wealth management which centers on balance, stability, growth and overall wellness.

SUSTAINABLE FINANCE & IMPACT INVESTMENTS
Berkshire became the first public U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond with a $100 million issuance in 2022. The Company intends to use an amount equal to the net proceeds to finance or refinance new or existing social and environmental projects consistent with its Sustainable Financing Framework including renewable electricity generation; green buildings; renewable energy technology, storage and manufacturing; energy efficiency in commercial, residential and public buildings; affordable housing; workforce housing; and financial inclusion and access activities. The framework was independently verified by Sustainalytics, a Morningstar Company, for its impact and alignment with the International Capital Market Association's (ICMA) Sustainability Bond Guidelines 2021, Green Bond Principles 2021 and Social Bond Principles 2021. Berkshire intends to publish a report in 2023 describing the amount of net proceeds allocated to each eligible project category, descriptions of specific projects financed, unallocated balances and, where feasible, qualitative and quantitative measures of the expected environmental or social impact.

Beyond the issuance of its sustainability bond, Berkshire looks for innovative ways to advance its ESG positioning and its strategic business priorities through sustainable finance and impact investing. As a result, Berkshire makes targeted impact investments in Small Business Investment Companies (SBIC) and other strategically aligned assets that are within risk appetite and drive a competitive rate of return. The Company also has a strong tax-credit business whereby it makes targeted investments in low-income housing tax credits (LIHTC), historic tax credits (HTC) and solar tax credits to further Berkshire’s ESG goals and strengthen its Community Reinvestment Act (CRA) performance. These investments help bring to life important economic development, revitalization and renewable energy projects while providing an appropriate return to the bank consistent with its capital and tax strategies.

ESG INTEGRATION, OVERSIGHT & REPORTING
ESG factors are integral to Berkshire’s business practices, risk management program, competitive positioning and its ability to deliver on its Berkshire’s Exciting Strategic Transformation (BEST) program and realize its vision of becoming a high-performing, leading socially responsible community bank. Berkshire was one of the first banks in the country to establish a dedicated committee of its Board of Directors to oversee ESG matters and are a leader among community banks in integrating ESG standards into its business strategy and operations.

The Company maintains a strong foundation of governance systems, including:
•Board level oversight of ESG, Sustainability, Climate Change, Diversity and Culture
•Corporate Responsibility & Culture Committee of its Board of Directors
•Environmental, Social and Governance (ESG) Committee

•Diversity Equity & Inclusion Committee
•Responsible & Sustainable Business Policy
•Lending, credit, deposit and investment policies which incorporate ESG exclusions and due diligence requirements
•Senior managers for ESG and Diversity along with active involvement from business unit leaders and front lines in managing ESG externalities and risks

This approach strengthens risk management practices consistent with the company’s enterprise risk management program and allows Berkshire to capitalize on business opportunities consistent with its strategy.

Berkshire regularly engages directly with its stakeholders to share information about the progress it’s made in its ESG performance, including through its Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, Berkshire’s annual Corporate Responsibility/ESG Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure (TCFD) disclosure standards, details the Company's ESG efforts and programs.

CLIMATE CHANGE
Climate Change manifesting in the form of both physical or transition risks could adversely, either directly or indirectly, affect Berkshire’s operations, businesses, customers, communities, and its stakeholders. As the transition to a low-carbon economy accelerates, new policy emerges, and market dynamics shift, Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks associated with climate change, and support the transition will allow it to strengthen its positioning as a high performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission as well as the size, scope, and complexity of its operations.

Berkshire is actively managing climate related risks and opportunities at the board, management and employee levels. The Company’s Board of Directors Corporate Responsibility & Culture Committee provides oversight on sustainability and climate change. Management and the board evaluate climate related risks and opportunities and incorporate the results of risk assessments and discussions into strategic planning, product development, programming and relevant risk mitigating measures. All business risks are also integrated into our Enterprise Risk Management program and discussed by other applicable Board Committees including the Risk Management, Capital & Compliance Committee. Both Committees report into the full board. Beyond board level oversight of climate matters, Berkshire maintains an Environmental, Social and Governance committee comprised of senior executives throughout the Company. Berkshire also completes an annual climate change risk assessment to evaluate the bank’s operations and lending activities for potential exposure to transition and physical risks.

The results of the risk assessment guide Berkshire’s forward climate management and environmental sustainability strategies to ensure its actively managing the risks and opportunities. The physical risks of climate change over short, medium and long-term horizons include weather-related events, such as flooding and tornados, and longer-term shifts in climate patterns, such as extreme heat, rising sea levels and more severe droughts. Such events could disrupt Berkshire’s operations, impact customers, or third parties on which Berkshire relies, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. This could impact borrowers’ ability to repay obligations, devalue physical assets resulting in uncertain residual values and affect third-parties ability to deliver on service expectations.

Transition risks over short, medium and long-term horizons can include changes in consumer preferences, additional regulatory requirements or policy such as taxes, and use of new technologies. Such developments could increase Berkshire, its customers and third-parties operating costs, reduce demand for services from select customer segments and impact current strategies. Reputation and customer relationships could be damaged as a result of Berkshire’s practices related to climate change mitigation as well as through its or its customers direct or indirect involvement with industries or projects with heighten climate related risks. Over the long-term, transition risks could also manifest in potential credit impacts affecting borrowers’ ability to repay obligations. Collectively these physical and transition risks are managed through ongoing monitoring, existing industry exclusions, due diligence processes, policies, insurance requirements, business continuity planning, target setting and product development.

As Berkshire looks to further strengthen its management of climate related risks and opportunities, it expects to continue to formalize its climate risk management program and set formal targets to reduce its Greenhouse Gas (GHG) emissions, in addition to its existing sustainable finance and renewable electricity goals. As the Company moves further along in its climate journey, it expects to continue to enhance its disclosures, programs, mitigating controls and initiatives to minimize risk, reduce its emissions as well as capitalize on the many business opportunities arising from the transition to a lower-carbon economy. Further details on Berkshire’s Climate Change governance, risk management, strategy, metrics & targets and next steps can be found in its most recent Corporate Responsibility Report.

RATINGS, AWARDS & RECOGNITION
We’re proud to be recognized for our performance with local, regional, national, and international awards as well as leading third party ESG ratings* including:
•Top 17% aggregated ESG rating, achieving one of five major BEST goals
•MSCI ESG- A
•ISS ESG Quality Score - Environment: 3, Social: 1, Governance: 2
•Bloomberg ESG Disclosure- 62.81
•Sustainalytics Rated
•Communitas Award for Leadership in Corporate Social Responsibility
•Sustainable Business Network of Massachusetts Sustainable Business of the Year – Bank
•Boston Business Journal Top Charitable Contributor
•America’s Most Trustworthy Companies – Newsweek
•Forbes America’s Best Midsize Employers
•Bloomberg Gender-Equality Index
•Human Rights Campaign Corporate Equality Index Best Place to Work for LGBTQ+ equality- 100% Score
*As of December 31, 2022

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS
Qualitative Aspects of Market Risk. The Company seeks to provide sustainable net interest income (NII) under varying economic conditions, while protecting the economic value of assets and liabilities from adverse effects of changes in market interest rates. While a number of market factors affect the level of NII and the economic value of our assets and liabilities, changes in interest rates is the most significant aspect of our market risk. Berkshire’s general objective is to maintain a neutral or asset sensitive interest rate risk profile, as measured by the sensitivity of net interest income to market interest rate changes.

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

Quantitative Aspects of Market Risk. The Company quantifies its NII sensitivity using an earnings simulation model that compares a baseline view of NII over 12 and 24 month horizons, based on a static view of the balance sheet and market interest rates, to a wide range of parallel and non-parallel rate shocks and ramps. In addition, the Company analyzes net income at risk and equity at risk from interest rate changes through discounted cash flow analysis. The baseline view includes the projected future impacts of previous interest rate changes that are projected based on contractual and behavioral assumptions.

The chart below shows an analysis of scenarios where there is a parallel shock to interest rates and the impacts are measured for the first year and second year after the shock. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. There were no material changes to the way that the Company measures market risk in 2022. The Company has changed its summary presentation of interest rate sensitivity from an analysis of ramped changes to interest rate shocks in order to better focus on the dynamics and uncertainties of the current markets.

CHANGE IN NET INTEREST INCOME

Parallel Interest Rate Shock – Basis Points
	1-12 Months	13-24 Months
	% Change	% Change
At December 31, 2022
+200	1.8%	6.1%
+100	0.8	2.9
-100	(1.6)	(4.3)
-200	(5.2)	(10.8)

At December 31, 2021
+200	13.1	16.1
+100	5.6	6.5
-100	(0.1)	(1.2)
-200	NA	NA

The Company was significantly asset sensitive at year-end 2021, which benefited the Company in the 2022 environment of rising interest rates. This environment also contributed to growing sensitivity during the year to negative earnings impacts in the unexpected situation of interest rate decreases, as asset yields increased while deposit costs remained well-controlled. Over the course of the year, the Company increased the duration of assets with the growth of the mortgage portfolio, and in the second half of the year the Company employed hedging strategies with interest rate swaps and collars. As a result, year-end 2022 interest rate sensitivity was much closer to neutral, while remaining modestly asset sensitive, in line with the market expectation of further interest rate increases in 2023. Changes to first year modeled net interest income were under 2% in modeled scenarios of 100 basis point shocks in both up and down scenarios. This sensitivity was also under 2% for a 200 basis point upward shock, compared to the modeled 13.1% sensitivity at the start of the year. At year-end 2022, a down 200 basis point shock scenario was added to the model due to the increase in interest rates during the year. The change to first year modeled net interest income was down 5.2% under this scenario.

The Company also models net interest income sensitivity to interest rate ramps over a twelve month period. In all cases, these sensitivities were modestly lower than those modeled for interest rate shocks of the same magnitude. At year-end 2022, the modeled year one sensitivity to a +100 basis point interest rate ramp was 0.6% and the year two sensitivity was 2.6%. The Company also models sensitivity to yield curve twists, and sensitivity remained positive in most scenarios for widening and narrowing of the yield curve.

While the sensitivity of net interest income is the primary driver of the sensitivity of net income, the latter is more sensitive than the former since it is net of expenses. In the case of the first year of a 100 basis point scenario, the modeled shock sensitivity of net income is 1.7% in an upward shock and -3.3% in a downward shock.
Economic value of equity sensitivity to changes in market rates at year-end 2022 was neutral for a 200 basis point upward shock and was -5.4% for a similar downward shock.

A critical component of modeling is the assumption of deposit interest rate sensitivity (deposit “beta”). The Company expects the total deposits beta through the duration of an interest rate cycle to be in the area of 30-40%, which includes an assumption that non-interest bearing deposit balances remain unchanged for modeling purposes. The actual cost of deposits in 2022 has been less sensitive than the Company’s traditional modeling assumptions due to the rapid increase in interest rates and high liquidity in the economy in the unusual conditions prevailing in 2022.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 - Election of Directors for a One-Year Term” in Berkshire’s Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Nitin J. Mhatre	52	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	46	Senior Executive Vice President, Chief Operating Officer; President - Berkshire Bank
David Rosato	61	Senior Executive Vice President, Chief Financial Officer
Lucia “Lucy” Bellomia	57	Senior Executive Vice President, Head of Retail Banking
James Brown	57	Senior Executive Vice President, Head of Commercial Banking
Jennifer M. Carmichael	46	Executive Vice President, Chief Internal Audit Officer
Jacqueline Courtwright	59	Senior Executive Vice President, Chief Human Resources and Culture Officer
Ashlee Flores	38	Executive Vice President, Chief Compliance Officer
Philip Jurgeleit	53	Executive Vice President, Chief Credit Officer
Gregory D. Lindenmuth	55	Senior Executive Vice President, Chief Risk Officer
Wm. Gordon Prescott	61	Senior Executive Vice President, General Counsel and Corporate Secretary
Sumant Pustake	38	Executive Vice President, Chief Transformation & Strategy Officer
Ellen Steinfeld	61	Senior Executive Vice President, Head of Consumer Lending & Payments
Jason T. White	47	Senior Executive Vice President, Chief Information Officer – Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Nitin J. Mhatre. Age 52. Mr. Mhatre was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2021. He was also appointed as a Director of the Company and the Bank. Prior to joining the Company, Mr. Mhatre was Executive Vice President, Community Banking, at Webster Bank, where he led consumer and business banking businesses. Before joining Webster in 2009, Mr. Mhatre spent 13 years at Citi Group in various leadership roles across consumer-related businesses globally.

Sean A. Gray. Age 46. Mr. Gray was appointed to the role of Senior Executive Vice President, Chief Operating Officer; President of the Bank in November 2018. He was previously Senior Executive Vice President of the Company and Chief Operating Officer of the Bank since 2015. Mr. Gray joined the Company in retail banking in 2007 and attained the position of Executive Vice President, Retail Banking. Previously, he was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

David Rosato. Age 61. Mr. Rosato joined the Company in February 2023 as Senior Executive Vice President, Chief Financial Officer. He spent the last 15 years with People’s United Financial, Inc., eight of which as Chief Financial Officer. Prior to joining People’s United, Mr. Rosato worked at Webster Financial Corporation, including serving as its Treasurer, and M&T Bank Corporation. Mr. Rosato is a former board member of the Federal Home Loan Bank of Boston.

Lucia “Lucy” Bellomia. Age 57. Ms. Bellomia is Senior Executive Vice President and Head of Retail Banking. She oversees the retail branch network, branch training, the MyBanker program, Call Center, Branch Operations, Retail Sales and Service Delivery. Prior to joining Berkshire in September 2021, she served as the Executive SVP, PM, Community Banking, Northeast Region, for Bank of America. She previously held positions at the Police and Fire Credit Union in Philadelphia, Santander Bank, PNC Bank, Sun National Bank, and Pioneer Savings and Loans.

James Brown. Age 57. Mr. Brown joined the Company in January 2023 as Senior Executive Vice President, Commercial Banking. Mr. Brown is responsible for all aspects of commercial banking operations, including the middle-market, business banking and asset based lending teams. Previously, he spent more than 20 years at Boston Private Bank & Trust Company in multiple senior executive roles including Co-President, EVP, Head of Commercial Banking and Credit Administration, and Chief Lending Officer. He served with Silicon Valley Bank as Head of Specialty Commercial within the Private Bank, following the acquisition of Boston Private in 2021

Jennifer M. Carmichael. Age 46. Ms. Carmichael was promoted to Executive Vice President, Chief Internal Audit Officer of Berkshire Bank in November 2020. She reports to the Audit Committee of the Board and administratively to the CEO. Ms. Carmichael previously served as Senior Vice President and Audit Manager. She joined the Bank in 2016 from Accume Partners where she served as Senior Audit Manager to several clients in the New York and New England regions, including Berkshire.

Jacqueline Courtwright. Age 59. Ms. Courtwright is Senior Executive Vice President, Chief Human Resources and has served as Culture Officer since September 2020. She had been appointed as Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Berkshire in 2012, Ms. Courtwright was VP, Human Resources Business Partner at Citizen Bank and also held senior human resource roles during her 20 years at KeyBank.

Ashlee Flores. Age 38. Ms. Flores was promoted to Executive Vice President, Chief Compliance Officer in September 2022. She oversees all aspects of the compliance risk management program, including compliance with the Bank Secrecy Act, Community Reinvestment Act, consumer protection laws and regulations, as well as the Security and Fraud Investigations functions. Ms. Flores previously served as SVP, Compliance, where she oversaw Berkshire Bank's compliance program. Prior to joining Berkshire Bank, Ms. Flores was a compliance officer at Hampden Bank in Springfield, MA where she managed the compliance and audit program.

Philip Jurgeleit. Age 53. Mr. Jurgeleit joined the Company in January 2023 as Executive Vice President, Chief Credit Officer. He oversees all aspects of the company's credit underwriting, policy, and approval processes. Mr. Jurgeleit most recently served as SVP and Senior Director of Credit Risk at Santander Bank where he was responsible for all aspects of credit risk management including credit approval, asset quality, underwriting guidelines, and credit policies for the Middle Market, Mid-Corporate, Asset Based Lending, and Healthcare/Not-for-Profit business units. He also held senior leadership roles at Citizens Bank, Webster Bank and Bank of America.

Gregory D. Lindenmuth. Age 55. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.

Wm. Gordon Prescott, Age 61. Mr. Prescott is Senior Executive Vice President, General Counsel and Corporate Secretary, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, most recently with KB Toys Inc. prior to joining the Bank.

Sumant Pustake. Age 38_. Mr. Pustake was promoted to Executive Vice President in February 2023 and has served as Chief Transformation and Strategy Officer since June 2021. Mr. Pustake previously oversaw Berkshire's corporate development efforts, where he served as the development leader and helped define and realize Berkshire’s vision and growth strategy. Prior to joining Berkshire Bank, he served as Vice President, Head of Corporate Credit for Commerce Bank and Trust at the time of its acquisition by Berkshire in 2017.

Ellen Steinfeld, Age 61. Ms. Steinfeld is Senior Executive Vice President and Head of Consumer Lending & Payments. She is responsible for Mortgage Banking sales and operations, Home Equity, Consumer Lending and Payments. Prior to joining Berkshire in September 2021, she was President of Innovative Lending Strategic Solutions LLC. Before her consulting role, she was Managing Director and US Consumer Lending Executive for TIAA-CREF, where she managed Mortgage Lending, Small Business Lending, Consumer Lending. She has also held management positions at Hudson City Savings, Citizens Bank, RBC Wealth Management, and E*TRADE Financial. (Note: Ms. Steinfeld’s stock ownership reports to the SEC are filed under her legal name of Ellen Tulchiner).

Jason T. White, Age 47. Mr. White is Senior Executive Vice President and was named Chief Information Officer of Berkshire Bank in November 2020. He previously served as Senior Vice President, Chief Technology Officer since May 2019 when he joined the Bank following the acquisition of Savings Institute Bank & Trust, where he served as Chief Information Officer and Information Security Officer.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2022, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	49,200	$25.62	1,500,355
Equity compensation plans not approved by security holders	—	—	—
Total	49,200	$25.62	1,500,355

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    [1]    Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended December  31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive (Loss)/Income for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]    Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]     Exhibits

3.1	Amended Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities (6)
10.1	Three-Year Employment Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Nitin J. Mhatre (7)
10.2	Berkshire Bank Supplemental Executive Retirement Agreement entered into with Nitin J. Mhatre (8)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Sean A. Gray (9)
10.4	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (10)
10.5	Three Year Executive Change in Control Agreement by and among Berkshire Hills Bancorp, Inc. Berkshire Bank and George F. Bacigalupo (11)
10.6	Berkshire Bank Enhanced Change in Control Severance Plan (Gregory D. Lindenmuth and Brett Brbovic) (12)
10.7	Form of Split Dollar Agreement entered into with Sean A. Gray (13)
10.8	Berkshire Bank Executive Long-Term Care Insurance Plan (14)
10.9	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (15)
10.10	Senior Executive Short Term Incentive Plan (16)
10.11	Berkshire Hills Bancorp, Inc. 2022 Equity Incentive Plan (17)
10.12	Transition Agreement and Release of Claims entered into with Subhadeep Basu (18)
10.13	Transition Agreement entered into with Deborah Stephenson (19)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

(1)	Incorporated herein by reference from the Exhibits to Form 10-Q as filed on August 9, 2018
(2)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(3)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(4)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on October 16, 2017.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from Exhibit 4.3 to the Form 10-K as filed on February 28, 2020.
(7)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 26, 2021.
(8)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on April 2, 2021.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(11)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(12)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on February 28, 2020.
(13)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(14)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(15)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(16)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on May 10, 2019.
(17)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 8, 2022.
(18)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on October 13, 2022.
(19)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on September 12, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 1, 2023	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin J. Mhatre	Director, President, & Chief Executive Officer	March 1, 2023
Nitin J. Mhatre	(principal executive officer)
/s/ R. David Rosato	Senior Executive Vice President, Chief Financial Officer	March 1, 2023
R. David Rosato	(principal financial officer)
/s/ Brett Brbovic	Senior Managing Director, Chief Accounting Officer	March 1, 2023
Brett Brbovic	(principal accounting officer)
/s/ David M. Brunelle	Chairperson	March 1, 2023
David M. Brunelle
/s/ Baye Adofo-Wilson	Director	March 1, 2023
Baye Adofo-Wilson
/s/ Nina A. Charnley	Director	March 1, 2023
Nina A. Charnley
/s/ John B. Davies	Director	March 1, 2023
John B. Davies
/s/ Mihir A. Desai	Director	March 1, 2023
Mihir A. Desai
/s/ William H. Hughes, III	Director	March 1, 2023
William H. Hughes, III
/s/ Jeffrey W. Kip	Director	March 1, 2023
Jeffrey W. Kip
/s/ Sylvia Maxfield	Director	March 1, 2023
Sylvia Maxfield
/s/ Laurie Norton Moffatt	Director	March 1, 2023
Laurie Norton Moffatt
/s/ Karyn Polito	Director	March 1, 2023
Karyn Polito
/s/ Jonathan I. Shulman	Director	March 1, 2023
Jonathan I. Shulman
/s/ Michael A. Zaitzeff	Director	March 1, 2023
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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

/s/ Nitin J. Mhatre	/s/ R. David Rosato
Nitin J. Mhatre	R. David Rosato
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
March 1, 2023	March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

New York, New York
March 1, 2023

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$145,342	$109,350
Short-term investments	540,013	1,518,457
Total cash and cash equivalents	685,355	1,627,807

Trading security	6,708	8,354
Marketable equity securities, at fair value	12,856	15,453
Securities available for sale, at fair value	1,423,200	1,877,585
Securities held to maturity (fair values of $507,464 in 2022 and $647,236 in 2021)	583,453	636,503
Federal Home Loan Bank stock and other restricted securities	7,219	10,800
Total securities	2,033,436	2,548,695
Less: Allowance for credit losses on investment	(91)	(105)
Net Securities	2,033,345	2,548,590

Loans held for sale	4,311	6,110

Total loans	8,335,309	6,825,847
Less: Allowance for credit losses on loans	(96,270)	(106,094)
Net loans	8,239,039	6,719,753

Premises and equipment, net	85,217	94,383
Other intangible assets	24,483	29,619
Cash surrender value of bank-owned life insurance	238,919	235,690
Other assets	348,935	288,384
Assets held for sale	3,260	4,577
Total assets	$11,662,864	$11,554,913

Liabilities
Demand deposits	$2,852,127	$3,008,461
NOW and other deposits	1,054,596	976,401
Money market deposits	3,723,570	3,293,526
Savings deposits	1,063,269	1,111,625
Time deposits	1,633,707	1,678,940
Total deposits	10,327,269	10,068,953
Long-term Federal Home Loan Bank advances	4,445	13,331
Subordinated notes	121,064	97,513
Total borrowings	125,509	110,844
Other liabilities	256,024	192,681
Total liabilities	10,708,802	10,372,478
(continued)

	December 31,
(In thousands, except share data)	2022	2021
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 44,361,222 shares outstanding in 2022; 100,000,000 shares authorized; 51,903,190 shares issued, and 48,667,110 shares outstanding in 2021)	$528	$528
Additional paid-in capital - common stock	1,424,183	1,423,445
Unearned compensation	(8,598)	(9,056)
Retained (deficit)	(71,428)	(139,383)
Accumulated other comprehensive (loss)	(181,052)	(3,243)
Treasury stock, at cost (7,541,968 shares in 2022 and 3,236,080 shares in 2021)	(209,571)	(89,856)
Total shareholders’ equity	954,062	1,182,435
Total liabilities and shareholders’ equity	$11,662,864	$11,554,913
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Interest and dividend income
Loans	$335,312	$282,164	$358,015
Securities and other	51,945	46,901	51,767
Total interest and dividend income	387,257	329,065	409,782
Interest expense
Deposits	33,437	27,236	72,715
Borrowings and subordinated notes	9,223	10,663	20,285
Total interest expense	42,660	37,899	93,000
Net interest income	344,597	291,166	316,782
Non-interest income
Deposit related fees	32,026	29,813	27,905
Loan fees and revenue	21,731	35,060	16,840
Insurance commissions and fees	—	7,003	10,770
Wealth management fees	10,008	10,530	9,285
Mortgage banking income	230	2,056	5,190
Total fee income	63,995	84,462	69,990
Other	6,973	6,631	2,597
(Loss) on securities, net	(2,031)	(787)	(7,520)
Gain on sale of business operations and assets, net	—	52,942	1,240
Total non-interest income	68,937	143,248	66,307
Total net revenue	413,534	434,414	383,089
Provision expense/(benefit) for credit losses	11,000	(500)	75,878
Non-interest expense
Compensation and benefits	152,741	150,589	147,840
Occupancy and equipment	37,638	41,782	43,359
Technology and communications	35,586	33,803	32,364
Marketing and promotion	5,103	2,749	3,703
Professional services	12,043	15,860	11,907
FDIC premiums and assessments	3,105	3,759	5,876
Other real estate owned and foreclosures	36	17	125
Amortization of intangible assets	5,134	5,200	6,181
Goodwill impairment	—	—	553,762
Merger, restructuring and conversion related expenses	8,909	5,781	5,839
Other	28,421	26,353	29,283
Total non-interest expense	288,716	285,893	840,239
Income/(loss) from continuing operations before income taxes	113,818	149,021	(533,028)
Income tax expense/(benefit) from continuing operations	21,285	30,357	(19,853)
Net income/(loss) from continuing operations	92,533	118,664	(513,175)

(Loss) from discontinued operations before income taxes	—	—	(26,855)
Income tax (benefit) from discontinued operations	—	—	(7,013)
Net (loss) from discontinued operations	—	—	(19,842)

Net income/(loss)	$92,533	$118,664	$(533,017)
Preferred stock dividend	—	—	313
Income/(loss) available to common shareholders	$92,533	$118,664	$(533,330)

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Basic earnings/(loss) per share:
Continuing Operations	$2.03	$2.41	$(10.21)
Discontinued operations	—	—	(0.39)
Total basic earnings/(loss) per share	$2.03	$2.41	$(10.60)

Diluted earnings/(loss) per share:
Continuing Operations	$2.02	$2.39	$(10.21)
Discontinued operations	—	—	(0.39)
Total diluted earnings/(loss) per share	$2.02	$2.39	$(10.60)

Weighted average common shares outstanding:
Basic	45,564	49,240	50,270
Diluted	45,914	49,554	50,270
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net income/(loss)	$92,533	$118,664	$(533,017)
Other comprehensive (loss)/income, before tax:
Changes in unrealized gains and losses on securities available-for-sale	(235,081)	(46,794)	25,726
Changes in unrealized gains and losses on cash flow hedges	(6,667)	—	—
Changes in unrealized gains and losses on pension	1,674	993	(489)
Total other comprehensive (loss)/income, before tax	(240,074)	(45,801)	25,237
Income taxes related to other comprehensive (loss)/income:
Changes in unrealized gains and losses on securities available-for-sale	60,922	11,937	(6,471)
Changes in unrealized gains and losses on cash flow hedges	1,789	—	—
Changes in unrealized gains and losses on pension	(446)	(250)	112
Total income tax benefit/(expense) related to other comprehensive income (loss)	62,265	11,687	(6,359)
Total other comprehensive (loss)/income	(177,809)	(34,114)	18,878
Total comprehensive (loss)/income	$(85,276)	$84,550	$(514,139)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Retained (deficit)	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2020	522	$40,633	49,585	$517	$1,422,441	$(8,465)	$361,082	$11,993	$(69,637)	$1,758,564
Comprehensive (loss):
Net (loss)	—	—	—	—	—	—	(533,017)	—	—	(533,017)
Other net comprehensive income	—	—	—	—	—	—	—	18,878	—	18,878
Total comprehensive income	—	—	—	—	—	—	(533,017)	18,878	—	(514,139)
Impact of ASC 326 Adoption	—	—	—	—	—	—	(24,380)	—	—	(24,380)
Conversion of preferred stock to common stock	(522)	(40,633)	1,043	11	10,395	—	—	—	30,227	—
Cash dividends declared on common shares ($0.72 per share)	—	—	—	—	—	—	(36,251)	—	—	(36,251)
Cash dividends declared on preferred shares ($1.20 per share)	—	—	—	—	—	—	(313)	—	—	(313)
Treasury stock purchased	—	—	(14)	—	—	—	—	—	(473)	(473)
Forfeited shares	—	—	(91)	—	(1,570)	2,727	—	—	(1,157)	—
Exercise of stock options	—	—	37	—	—	—	(465)	—	1,129	664
Restricted stock grants	—	—	314	—	(4,121)	(5,234)	—	—	9,355	—
Stock-based compensation	—	—	—	—	—	4,727	—	—	—	4,727
Other, net	—	—	(41)	—	94	—	—	—	(720)	(626)
Balance at December 31, 2020	—	$—	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:		0
Net income	—	—	—	—	—	—	118,664	—	—	118,664
Other net comprehensive (loss)	—	—	—	—	—	—	—	(34,114)	—	(34,114)
Total comprehensive income	—	—	—	—	—	—	118,664	(34,114)	—	84,550
Cash dividends declared on common shares ($0.48 per share)	—	—	—	—	—	—	(24,553)	—	—	(24,553)
Treasury stock purchased	—	—	(2,500)	—	—	—	—	—	(68,712)	(68,712)
Forfeited shares	—	—	(113)	—	90	2,644	—	—	(2,734)	—
Exercise of stock options	—	—	20	—	—	—	(150)	—	567	417
Restricted stock grants	—	—	476	—	(3,898)	(9,625)	—	—	13,523	—
Stock-based compensation	—	—	—	—	—	4,170	—	—	—	4,170
Other, net	—	—	(49)	—	14	—	—	—	(1,224)	(1,210)
Balance at December 31, 2021	—	$—	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive income:
Net income	—	—	—	—	—	—	92,533	—	—	92,533
Other net comprehensive (loss)	—	—	—	—	—	—	—	(177,809)	—	(177,809)
Total comprehensive income	—	—	—	—	—	—	92,533	(177,809)	—	(85,276)
Cash dividends declared common shares ($0.54 per share)	—	—	—	—	—	—	(24,527)	—	—	(24,527)
Treasury stock purchased	—	—	(4,485)	—	—	—	—	—	(124,519)	(124,519)
Forfeited shares	—	—	(98)	—	189	2,560	—	—	(2,749)	—
Exercise of stock options	—	—	12	—	—	—	(51)	—	321	270
Restricted stock grants	—	—	328	—	537	(9,440)	—	—	8,903	—
Stock-based compensation	—	—	—	—	—	7,338	—	—	—	7,338
Other, net	—	—	(63)	—	12	—	—	—	(1,671)	(1,659)
Balance at December 31, 2022	—	$—	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income/(loss) from continuing operations	$92,533	$118,664	$(513,175)
Net (loss) from discontinued operations	—	—	(19,842)
Net income/(loss)	$92,533	$118,664	$(533,017)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense/(benefit) for credit losses	11,000	(500)	75,878
Net amortization of securities	2,886	1,939	2,513
Change in unamortized net loan origination costs and premiums	3,312	(1,918)	21,856
Premises and equipment depreciation and amortization expense	9,576	11,035	11,919
Stock-based compensation expense	7,338	4,170	4,727
Accretion of purchase accounting entries, net	(1,637)	(6,577)	(10,377)
Amortization of other intangibles	5,134	5,200	6,181
Income from cash surrender value of bank-owned life insurance policies	(5,540)	(5,561)	(5,354)
Securities losses/(gains), net	2,031	787	7,576
Net change in loans held-for-sale	5,168	5,775	(4,267)
Loss on disposition of assets	—	2,811	327
Loss on sale of real estate	—	6	13
Amortization of interest in tax-advantaged projects	3,508	3,444	3,645
Goodwill impairment	—	—	553,762
Gain on sale of business operations and other assets	—	(52,942)	—
Prepayment penalties on repayment of Federal Home Loan Bank advances	—	862	—
Net change in other	(12,076)	18,282	(31,247)
Net cash provided by operating activities of continuing operations	123,233	105,477	123,977
Net cash provided/(used) by operating activities of discontinued operations	—	—	103,664
Net cash provided by operating activities	$123,233	$105,477	$227,641

Cash flows from investing activities:
Net decrease in trading security	818	776	734
Purchases of marketable equity securities	—	—	(17,631)
Proceeds from sales of marketable equity securities	—	2,880	33,928
Purchases of securities available for sale	(478,940)	(804,616)	(885,182)
Proceeds from sales of securities available for sale	149,994	—	69,337
Proceeds from maturities, calls, and prepayments of securities available for sale	548,423	575,538	457,586
Purchases of securities held to maturity	(807)	(219,470)	(144,651)
Proceeds from maturities, calls, and prepayments of securities held to maturity	51,961	46,061	35,331
Net change in loans	(1,559,012)	1,262,521	1,054,029
Net change in Mid-Atlantic region loans held for sale	—	50,914	—
Proceeds from surrender of bank-owned life insurance	2,311	2,566	553
Purchase of Federal Home Loan Bank stock	(124,331)	—	(6,741)
Proceeds from sales of Federal Home Loan Bank stock	127,912	24,078	19,887
Net investment in limited partnership tax credits	(14,537)	(2,878)	(7,280)
Purchase of premises and equipment, net	(1,495)	(1,606)	(7,208)
(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years ended December 31,
(In thousands)	2022	2021	2020
Proceeds from sales of seasoned commercial loan portfolios	24,323	16,417	37,988
Proceeds from sales of other real estate owned	—	187	171
Cash outflows from sale of business operations and other assets	—	(352,814)	—
Net investing cash flows provided/(used) by discontinued operations	—	—	252
Net cash (used)/provided by investing activities	$(1,273,380)	$600,554	$641,103

Cash flows from financing activities:
Net increase in deposits	$258,316	$(154,052)	$499,657
Net change in Mid-Atlantic region deposits held for sale	—	20,953	—
Proceeds from Federal Home Loan Bank advances and other borrowings	51,275	—	326,277
Repayments of Federal Home Loan Bank advances and other borrowings	(60,196)	(462,059)	(582,648)
Proceeds from issuance of subordinated debt	98,032	—	—
Repayment from calling of subordinated debt	(75,000)	—	—
Purchase of treasury stock	(124,519)	(68,712)	(473)
Exercise of stock options	270	417	664
Common and preferred stock cash dividends paid	(24,527)	(24,553)	(36,564)
Settlement of derivative contracts with financial institution counterparties	84,044	51,907	(97,611)
Net cash provided/(used) by financing activities	$207,695	$(636,099)	$109,302

Net change in cash and cash equivalents	(942,452)	69,932	978,046

Cash and cash equivalents at beginning of year	1,627,807	1,557,875	579,829

Cash and cash equivalents at end of year	685,355	1,627,807	1,557,875

Supplemental cash flow information:
Interest paid on deposits	$32,782	$29,606	$82,319
Interest paid on borrowed funds	9,043	11,385	21,277
Income taxes (refunded)/paid, net	28,439	14,816	(13,864)

Other non-cash changes:
Other net comprehensive (loss)/income	$(177,809)	$(34,114)	$18,878
Impact to retained earnings from adoption of ASC 326, net of tax	—	—	24,380
Mid-Atlantic assets reclassified to held for sale	—	—	317,304
Mid-Atlantic liabilities reclassified to held for sale	—	—	630,065
Mid-Atlantic loans held-for-sale reclassified to portfolio loans, net	—	29,418	—
Mid-Atlantic deposits held-for-sale reclassified to deposits, net	—	7,197	—
Seasoned loan portfolios reclassified to held-for-sale, net	3,369	11,660	14,845
Held-for-sale loans reclassified to held-for-investment, net	606	—	—
Premises and equipment reclassified to held-for-sale	1,380	4,577	—
Real estate owned acquired in settlement of loans	—	—	224
Premium payable on cash flow hedges	2,296	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022, 2021, and 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans
Loans are reported at their amortized cost. Amortized cost is the principal balance outstanding, net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Interest income includes net accretion or amortization of deferred fees or costs and of premiums or discounts. Direct loan origination costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile and unsecured consumer loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile and unsecured consumer loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Credit Losses for Loans
The allowance for credit losses for loans (“ACLL”) is comprised of the allowance for credit losses on loans and the allowance for unfunded commitments which is accounted for as a separate liability in other liabilities on the consolidated balance sheets. The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

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

The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).) The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on the Consolidated Balance Sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Operations.

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

Loans that do not share risk characteristics are evaluated on an individual basis, which the Company has determined to be non-accrual loans over a certain threshold, loans that were determined to be Troubled Debt Restructurings (“TDRs”) and PCD loans. Loans evaluated individually are not also included in the collective evaluation. Estimates of specific allowance may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the amortized cost in a loan that exceeds the fair value of the collateral is charged-off against the allowance for credit losses on loans in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using incurred losses methodology.

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

Foreclosed and Repossessed Assets
Other real estate owned is comprised of real estate acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Repossessed collateral is primarily comprised of taxi medallions. Both other real estate owned and repossessed collateral are held for sale and are initially recorded at the fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. The shortfall, if any, of the loan balance over the fair value of the property or collateral (excluding taxi medallions), less cost to sell, at the time of transfer from loans to other real estate owned or repossessed collateral is charged to the allowance for credit losses on loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. Subsequent reversals of goodwill impairment are prohibited. As of December 31, 2020, the Company no longer has goodwill.

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

On September 1, 2021, the Company completed the sale of substantially all of the assets, and the assumption of certain liabilities, of Berkshire Insurance Group, Inc. (“BIG”) to Brown & Brown of Massachusetts, LLC ("Buyer"), a Massachusetts limited liability company. This sale was made pursuant to the Asset Purchase Agreement dated August 24, 2021. The Buyer paid BIG an aggregate purchase price of $41.5 million, minus $1.6 million for executive goodwill purchase price payments paid by the Buyer at the Closing to certain executives of BIG. The Company recorded a $37.2 million pre-tax gain related to this sale in 2021, which is included in gain on sale of business operations and assets on the Consolidated Statements of Operations.

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

The Company recognizes in its consolidated balance sheets an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company also measures the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and recognizes those changes in other comprehensive income/(loss), net of tax.

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
NOTE 2.           DISCONTINUED OPERATIONS AND BRANCH SALE

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

At year-end 2022 and 2021, there were no assets or liabilities related to the discontinued operations of FCLS.

The following presents operating results of the discontinued operations of FCLS for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest income	$—	$—	$1,525
Interest expense	—	—	391
Net interest income	—	—	1,134
Non-interest (loss)/income	—	—	(4,740)
Total net revenue	—	—	(3,606)
Non-interest expense	—	—	23,249
(Loss) from discontinued operations before income taxes	—	—	(26,855)
Income tax (benefit)	—	—	(7,013)
Net (loss) from discontinued operations	$—	$—	$(19,842)

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

The sale involved the assignment of deposits which totaled $631 million and loans which totaled $220 million as of August 27, 2021. These instruments were classified as held for sale in the financial statements and were not included in total deposits and total loans reported by the Company at December 31, 2020. Investors Bank paid a premium of 3.0% of the deposit balance transferred. The Company provided a settlement cash payment of $391 million as part of the sale for the assumption of covered deposit liabilities by Investors. The Company recorded a $14.7 million pre-tax gain related to this branch sale in 2021, which is included in gain on sale of business operations and assets on the Consolidated Statements of Operations.

As of December 31, 2022 and 2021, there were no assets and liabilities held for sale related to the branch sale.

NOTE 3.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. At year-end 2022, there were no short-term investments pledged as collateral support for derivative financial contracts. At year-end 2021, short-term investments included $43.7 million pledged as collateral support for derivative financial contracts. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. As of December 31, 2022 and 2021, the reserve requirement was zero.

NOTE 4.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $7.1 million and $7.9 million and a fair value of $6.7 million and $8.4 million at year-end 2022 and 2021, respectively. Unrealized losses recorded through income on this security totaled $0.8 million, $0.6 million, and $0.3 million for 2022, 2021, and 2020, respectively. As discussed further in Note 15 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5.    SECURITIES

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2022
Securities available for sale
Debt securities:
U.S Treasuries	$11,972	$1	$—	$11,973	$—
Municipal bonds and obligations	65,943	422	(3,030)	63,335	—
Agency collateralized mortgage obligations	631,732	—	(99,787)	531,945	—
Agency mortgage-backed securities	643,308	1	(96,996)	546,313	—
Agency commercial mortgage-backed securities	264,218	—	(35,750)	228,468	—
Corporate bonds	43,368	80	(2,938)	40,510	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,661,196	571	(238,567)	1,423,200	—
Securities held to maturity
Municipal bonds and obligations	266,793	691	(23,704)	243,780	66
Agency collateralized mortgage obligations	128,136	—	(20,420)	107,716	—
Agency mortgage-backed securities	50,958	—	(9,240)	41,718	—
Agency commercial mortgage-backed securities	135,206	—	(23,203)	112,003	—
Tax advantaged economic development bonds	2,069	8	(121)	1,956	25
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	583,453	699	(76,688)	507,464	91

Marketable equity securities	15,035	—	(2,179)	12,856	—
Total	$2,259,684	$1,270	$(317,434)	$1,943,520	$91

December 31, 2021
Securities available for sale
Debt securities:
U.S Treasuries	$59,972	$1	$—	$59,973	$—
Municipal bonds and obligations	71,822	5,355	—	77,177	—
Agency collateralized mortgage obligations	693,782	5,566	(11,012)	688,336	—
Agency mortgage-backed securities	711,154	2,347	(7,642)	705,859	—
Agency commercial mortgage-backed securities	300,259	3,949	(3,628)	300,580	—
Corporate bonds	44,824	950	(114)	45,660	—
Other bonds and obligations	—	—	—	—	—
Total securities available for sale	1,881,813	18,168	(22,396)	1,877,585	—
Securities held to maturity
Municipal bonds and obligations	281,515	16,151	(693)	296,973	70
Agency collateralized mortgage-backed securities	149,195	3,203	(3,513)	148,885	—
Agency mortgage-backed securities	57,327	95	(1,498)	55,924	—
Agency commercial mortgage-backed securities	145,573	266	(3,289)	142,550	—
Tax advantaged economic development bonds	2,728	26	(15)	2,739	35
Other bonds and obligations	165	—	—	165	—
Total securities held to maturity	636,503	19,741	(9,008)	647,236	105

Marketable equity securities	15,689	67	(303)	15,453	—
Total	$2,534,005	$37,976	$(31,707)	$2,540,274	$105

`

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2022 and 2021, accumulated net unrealized (losses) on AFS securities included in accumulated other comprehensive (loss)/income were losses of $238.0 million and $4.2 million, respectively. At year-end 2022 and 2021, accumulated net unrealized gains on the securities reclassified from AFS to HTM included in accumulated other comprehensive (loss)/income were $1.1 million and $2.4 million, respectively. The year-end 2022 and 2021 related income tax benefit/(liability) of $61.3 million and $0.4 million, respectively, was also included in accumulated other comprehensive (loss).

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
Provision (benefit) for credit losses	(4)	(10)	(14)
Balance at December 31, 2022	$66	$25	$91

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision expense for credit losses	6	(5)	1
Balance at December 31, 2021	$70	$35	$105

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2019	$—	$—	$—
Impact of ASC 326 adoption	83	226	309
Provision (benefit) for credit losses	(19)	(186)	(205)
Balance at December 31, 2020	$64	$40	$104

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

As of December 31, 2022, none of the Company's investment securities were delinquent or in non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2022 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$12,482	$12,482	$995	$995
Over 1 year to 5 years	11,254	11,269	2,191	2,181
Over 5 years to 10 years	49,729	46,904	28,544	28,543
Over 10 years	48,473	45,819	237,423	214,308
Total bonds and obligations	121,938	116,474	269,153	246,027
Mortgage-backed securities	1,539,258	1,306,726	314,300	261,437
Total	$1,661,196	$1,423,200	$583,453	$507,464

At year-end 2022 and 2021, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note 11 - Borrowed Funds.

	2022		2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$11,972	$11,973	$34,773	$34,896
Securities pledged for municipal deposits	304,741	276,804	183,408	189,535
Total	$316,713	$288,777	$218,181	$224,431

Proceeds from the sale of AFS securities totaled $150 million in 2022. During 2021, there were no sales of AFS securities. Proceeds from the sale of AFS securities totaled $69 million in 2020.The amounts for the sale of AFS securities were reclassified out of accumulated other comprehensive (loss)/income and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2022	2021	2020
Gross recognized gains	$72	$108	$4,602
Gross recognized losses	(2,009)	(550)	(11,133)
Net recognized (losses)	$(1,937)	$(442)	$(6,531)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities available for sale
Debt securities:
Municipal bonds and obligations	$2,406	$36,696	$624	$2,763	$3,030	$39,459
Agency collateralized mortgage obligations	23,052	247,509	76,735	284,434	99,787	531,943
Agency mortgage-backed securities	3,124	37,540	93,872	508,683	96,996	546,223
Agency commercial mortgage-back securities	9,885	96,396	25,865	132,043	35,750	228,439
Corporate bonds	1,709	25,657	1,229	9,929	2,938	35,586
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$40,176	$443,798	$198,391	$938,147	$238,567	$1,381,945
Securities held to maturity
Municipal bonds and obligations	5,476	125,494	18,228	38,341	23,704	163,835
Agency collateralized mortgage obligations	2,734	49,539	17,686	58,177	20,420	107,716
Agency mortgage-backed securities	300	2,419	8,940	39,299	9,240	41,718
Agency commercial mortgage-back securities	447	9,713	22,756	102,290	23,203	112,003
Tax advantaged economic development bonds	1	142	120	1,008	121	1,150
Total securities held to maturity	8,958	187,307	67,730	239,115	76,688	426,422
Total	$49,134	$631,105	$266,121	$1,177,262	$315,255	$1,808,367

December 31, 2021
Securities available for sale
Debt securities:
Agency collateralized mortgage obligations	$9,626	$375,132	$1,386	$27,025	$11,012	$402,157
Agency mortgage-backed securities	3,179	222,887	4,463	175,941	7,642	398,828
Agency commercial mortgage-backed securities	1,609	103,354	2,019	49,313	3,628	152,667
Corporate bonds	114	11,115	—	—	114	11,115
Total securities available for sale	$14,528	$712,488	$7,868	$252,279	$22,396	$964,767

Securities held to maturity
Municipal bonds and obligations	693	36,981	—	—	693	36,981
Agency collateralized mortgage obligations	1,808	49,308	1,705	36,212	3,513	85,520
Agency mortgage-backed securities	839	26,656	659	26,025	1,498	52,681
Agency commercial mortgage-back securities	1,255	80,406	2,034	51,654	3,289	132,060
Tax advantaged economic development bonds	15	1,255	—	—	15	1,255
Total securities held to maturity	4,610	194,606	4,398	113,891	9,008	308,497
Total	$19,138	$907,094	$12,266	$366,170	$31,404	$1,273,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2022, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2022:

AFS municipal bonds and obligations
At year-end 2022, 46 out of 94 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 7.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2022, 243 out of 245 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.8% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2022. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2022, 137 out of 139 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 14.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2022. All securities are performing.

AFS corporate bonds
At year-end 2022, 13 out of 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 7.6% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities.

AFS other bonds and obligations
At year-end 2022, 2 out of 3 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 18.3% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2022. All securities are performing.

HTM municipal bonds and obligations
At year-end 2022, 119 out of 190 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.6% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM collateralized mortgage obligations
At year-end 2022, 13 out of 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 15.9% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2022. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2022, 17 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2022. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2022, 2 out of 3 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 9.5% of the amortized cost of securities in unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTE 6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	December 31, 2022	December 31, 2021
Construction	$319,452	$324,282
Commercial multifamily	620,088	515,817
Commercial real estate owner occupied	640,489	606,477
Commercial real estate non-owner occupied	2,496,237	2,156,929
Commercial and industrial	1,445,236	1,284,429
Residential real estate	2,312,447	1,489,248
Home equity	227,450	252,366
Consumer other	273,910	196,299
Total loans	$8,335,309	$6,825,847

Allowance for credit losses	96,270	106,094
Net loans	$8,239,039	$6,719,753

As of December 31, 2022 and 2021, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $5.8 million and $29.9 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

In 2022, the Company purchased loans aggregating $718 million and sold loans aggregating $366 million. In 2021, the Company purchased loans aggregating $211 million and sold loans aggregating $560 million. In 2020, the Company purchased loans aggregating $98 million and sold loans aggregating $415 million. Net gains on sales of loans were $12.5 million, $20.7 million, and $10.6 million for the years 2022, 2021, and 2020, respectively. These amounts are included in Loan Fees and Revenue on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $1.9 billion, or 22.7%, and $1.6 billion, or 24.0% of total loans in 2022 and 2021, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2022 or 2021.

As of December 31, 2022 and December 31, 2021, the Company had no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2022 and December 31, 2021 totaled $3.0 million and $1.4 million, respectively, including sold loans serviced by the Company.

At year-end 2022 and 2021, the Company had pledged loans totaling $0.8 billion and $0.7 billion, respectively, to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 11 - Borrowed Funds.

At year-end 2022 and 2021, the Company’s commitments outstanding to related parties totaled $1.5 million and $1.7 million, respectively, and the loans outstanding against these commitments totaled $0.8 million and $1.0 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2022 and 2021, all related party loans were performing.

Risk characteristics relevant to each portfolio segment are as follows:
Construction -Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses for Loans
The Allowance for Credit Losses for Loans (“ACLL”) is comprised of the allowance for credit losses on loans, and the allowance for unfunded commitments is accounted for as a separate liability in other liabilities on the Consolidated Balance Sheets. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
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
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses for loans for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2022
Construction	$3,206	$—	$—	$(1,979)	$1,227
Commercial multifamily	6,120	(94)	112	(4,328)	1,810
Commercial real estate owner occupied	12,752	(687)	702	(2,028)	10,739
Commercial real estate non-owner occupied	32,106	(5,894)	1,549	2,963	30,724
Commercial and industrial	22,584	(18,447)	3,050	11,556	18,743
Residential real estate	22,406	(555)	1,019	(4,204)	18,666
Home equity	4,006	(166)	283	(1,950)	2,173
Consumer other	2,914	(2,215)	505	10,984	12,188
Total allowance for credit losses	$106,094	$(28,058)	$7,220	$11,014	$96,270

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2021
Construction	$5,111	$—	$—	$(1,905)	$3,206
Commercial multifamily	5,916	(404)	157	451	6,120
Commercial real estate owner occupied	12,380	(1,640)	204	1,808	12,752
Commercial real estate non-owner occupied	35,850	(14,557)	2,522	8,291	32,106
Commercial and industrial	25,013	(10,841)	4,565	3,847	22,584
Residential real estate	28,491	(1,664)	1,767	(6,188)	22,406
Home equity	6,482	(334)	335	(2,477)	4,006
Consumer other	8,059	(1,578)	761	(4,328)	2,914
Total allowance for credit losses	$127,302	$(31,018)	$10,311	$(501)	$106,094

(In thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2020
Construction	$2,713	$(342)	$2,371	$(834)	$—	$3,574	$5,111
Commercial multifamily	4,413	(1,842)	2,571	(100)	100	3,345	5,916
Commercial real estate owner occupied	4,880	6,062	10,942	(8,686)	1,053	9,071	12,380
Commercial real estate non-owner occupied	16,344	11,201	27,545	(11,653)	307	19,651	35,850
Commercial and industrial	20,099	(2,189)	17,910	(19,328)	4,285	22,146	25,013
Residential real estate	9,970	6,799	16,769	(2,285)	1,359	12,648	28,491
Home equity	1,470	4,884	6,354	(347)	292	183	6,482
Consumer other	3,686	861	4,547	(2,562)	609	5,465	8,059
Total allowance for credit losses	$63,575	$25,434	$89,009	$(45,795)	$8,005	$76,083	$127,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on the Consolidated Balance Sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was as follows:

(In thousands)	Total
Balance at December 31, 2021	$7,043
Expense for credit losses	1,545
Balance at December 31, 2022	$8,588

(In thousands)	Total
Balance at December 31, 2020	$7,629
Release of expense for credit losses	(586)
Balance at December 31, 2021	$7,043

(In thousands)	Total
Balance at December 31, 2019	$100
Impact of adopting ASC 326	7,993
Sub-Total	8,093
Release of expense for credit losses	(464)
Balance at December 31, 2020	$7,629

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Construction
Risk rating
Pass	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452

Commercial multifamily:
Risk rating
Pass	$205,124	$61,032	$27,583	$100,696	$67,675	$149,633	$205	$—	$611,948
Special Mention	—	—	2,628	—	—	—	—	—	2,628
Substandard	—	—	—	—	5,512	—	—	—	5,512
Total	$205,124	$61,032	$30,211	$100,696	$73,187	$149,633	$205	$—	$620,088

Commercial real estate owner occupied:
Risk rating
Pass	$131,096	$127,270	$58,835	$82,576	$75,322	$154,056	$3,464	$—	$632,619
Special Mention	—	—	387	—	—	—	—	—	387
Substandard	1,003	122	31	282	1,056	4,989	—	—	7,483
Total	$132,099	$127,392	$59,253	$82,858	$76,378	$159,045	$3,464	$—	$640,489

Commercial real estate non-owner occupied:
Risk rating
Pass	$621,685	$410,359	$175,456	$333,783	$313,124	$530,322	$17,846	$—	$2,402,575
Special Mention	—	—	—	—	20,000	18,462	—	—	38,462
Substandard	—	—	7,237	13,623	15,610	18,730	—	—	55,200
Total	$621,685	$410,359	$182,693	$347,406	$348,734	$567,514	$17,846	$—	$2,496,237

Commercial and industrial:
Risk rating
Pass	$282,781	$147,070	$56,880	$67,975	$83,223	$99,367	$648,956	$—	$1,386,252
Special Mention	—	5,811	1,290	1,332	11,502	912	2,632	—	23,479
Substandard	204	496	3,640	8,139	1,981	2,799	10,581	—	27,840
Doubtful	—	—	—	—	—	56	7,609	—	7,665
Total	$282,985	$153,377	$61,810	$77,446	$96,706	$103,134	$669,778	$—	$1,445,236

Residential real estate
Risk rating
Pass	$997,981	$280,308	$96,548	$70,845	$138,894	$713,744	$165	$—	$2,298,485
Special Mention	—	364	—	861	202	707	—	—	2,134
Substandard	—	284	448	267	1,857	8,972	—	—	11,828
Total	$997,981	$280,956	$96,996	$71,973	$140,953	$723,423	$165	$—	$2,312,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction
Risk rating
Pass	$71,784	$52,725	$117,784	$66,950	$3,839	$1,721	$50	$—	$314,853
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,429	—	—	—	—	9,429
Total	$71,784	$52,725	$117,784	$76,379	$3,839	$1,721	$50	$—	$324,282

Commercial multifamily:
Risk rating
Pass	$63,630	$28,172	$98,455	$59,720	$76,699	$176,020	$457	$—	$503,153
Special Mention	—	2,700	—	5,598	—	—	—	—	8,298
Substandard	—	—	—	—	—	4,230	136	—	4,366
Total	$63,630	$30,872	$98,455	$65,318	$76,699	$180,250	$593	$—	$515,817

Commercial real estate owner occupied:
Risk rating
Pass	$154,434	$50,236	$85,687	$91,316	$45,995	$157,346	$3,206	$—	$588,220
Special Mention	—	525	869	1,668	1,405	1,157	—	—	5,624
Substandard	—	—	2,113	1,593	838	8,089	—	—	12,633
Total	$154,434	$50,761	$88,669	$94,577	$48,238	$166,592	$3,206	$—	$606,477

Commercial real estate non-owner occupied:
Risk rating
Pass	$426,086	$176,172	$296,985	$349,947	$204,043	$585,044	$19,511	$—	$2,057,788
Special Mention	—	221	3,472	7,632	2,302	27,268	—	—	40,895
Substandard	—	7,588	—	2,784	33,472	14,303	99	—	58,246
Total	$426,086	$183,981	$300,457	$360,363	$239,817	$626,615	$19,610	$—	$2,156,929

Commercial and industrial:
Risk rating
Pass	$187,257	$130,520	$114,153	$156,443	$54,190	$136,837	$424,393	$—	$1,203,793
Special Mention	661	1,691	10,824	5,092	1,433	488	22,468	—	42,657
Substandard	211	2,494	9,609	3,145	2,020	2,330	17,935	—	37,744
Doubtful	—	—	—	—	—	15	220	—	235
Total	$188,129	$134,705	$134,586	$164,680	$57,643	$139,670	$465,016	$—	$1,284,429

Residential real estate
Risk rating
Pass	$214,306	$114,536	$86,997	$169,537	$189,980	$697,401	$293	$—	$1,473,050
Special Mention	—	—	—	120	502	1,557	—	—	2,179
Substandard	1,239	—	142	1,849	2,161	8,628	—	—	14,019
Total	$215,545	$114,536	$87,139	$171,506	$192,643	$707,586	$293	$—	$1,489,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Home equity:
Payment performance
Performing	$—	$114	$454	$—	$—	$17	$224,746	$—	$225,331
Nonperforming	—	—	—	—	—	—	2,119	—	2,119
Total	$—	$114	$454	$—	$—	$17	$226,865	$—	$227,450

Consumer other:
Payment performance
Performing	$161,157	$28,279	$8,312	$12,670	$27,608	$24,682	$9,070	$—	$271,778
Nonperforming	588	137	44	280	477	567	39	—	2,132
Total	$161,745	$28,416	$8,356	$12,950	$28,085	$25,249	$9,109	$—	$273,910

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Home equity:
Payment performance
Performing	$125	$469	$—	$—	$—	$24	$249,590	$—	$250,208
Nonperforming	—	—	—	—	—	—	2,158	—	2,158
Total	$125	$469	$—	$—	$—	$24	$251,748	$—	$252,366

Consumer other:
Payment performance
Performing	$37,994	$11,189	$21,548	$55,577	$30,632	$28,797	$7,505	$—	$193,242
Nonperforming	8	46	290	797	746	1,139	31	—	3,057
Total	$38,002	$11,235	$21,838	$56,374	$31,378	$29,936	$7,536	$—	$196,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about total loans rated Special Mention or lower at December 31, 2022 and December 31, 2021. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	December 31, 2022	December 31, 2021
Non-Accrual	$31,114	$35,326
Substandard Accruing	88,665	106,560
Total Classified	119,779	141,886
Special Mention	68,127	100,071
Total Criticized	$187,906	$241,957

The following is a summary of loans by past due status at December 31, 2022 and December 31, 2021:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2022
Construction	$—	$—	$—	$—	$319,452	$319,452
Commercial multifamily	—	214	—	214	619,874	620,088
Commercial real estate owner occupied	122	—	3,302	3,424	637,065	640,489
Commercial real estate non-owner occupied	143	—	191	334	2,495,903	2,496,237
Commercial and industrial	1,173	1,438	18,658	21,269	1,423,967	1,445,236
Residential real estate	3,694	2,134	11,724	17,552	2,294,895	2,312,447
Home equity	168	57	2,119	2,344	225,106	227,450
Consumer other	1,990	1,028	2,158	5,176	268,734	273,910
Total	$7,290	$4,871	$38,152	$50,313	$8,284,996	$8,335,309

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2021
Construction	$—	$—	$—	$—	$324,282	$324,282
Commercial multifamily	82	306	187	575	515,242	515,817
Commercial real estate owner occupied	—	400	4,221	4,621	601,856	606,477
Commercial real estate non-owner occupied	25,420	653	9,049	35,122	2,121,807	2,156,929
Commercial and industrial	2,700	709	6,836	10,245	1,274,184	1,284,429
Residential real estate	5,529	2,015	13,264	20,808	1,468,440	1,489,248
Home equity	258	108	2,158	2,524	249,842	252,366
Consumer other	1,363	320	2,882	4,565	191,734	196,299
Total	$35,352	$4,511	$38,597	$78,460	$6,747,387	$6,825,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	2,202	1,411	1,100	—
Commercial real estate non-owner occupied	191	73	—	—
Commercial and industrial	16,992	14,223	1,666	—
Residential real estate	8,901	5,307	2,823	—
Home equity	1,568	388	551	—
Consumer other	1,260	2	898	—
Total	$31,114	$21,404	$7,038	$—
The commercial and industrial loans nonaccrual amortized cost as of December 31, 2022 included medallion loans with a fair value of $0.6 million and a contractual balance of $10.9 million.

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2022
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	2,793	—	—
Commercial real estate non-owner occupied	384	—	—
Commercial and industrial	288	—	16,931
Residential real estate	3,910	—	—
Home equity	501	—	—
Consumer other	2	—	—
Total loans	$7,878	$—	$16,931

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2021
Construction	$9,429	$—	$—
Commercial multifamily	188	—	—
Commercial real estate owner occupied	4,466	—	—
Commercial real estate non-owner occupied	9,501	—	—
Commercial and industrial	526	—	1,040
Residential real estate	7,035	—	—
Home equity	262	—	—
Consumer other	2	—	—
Total loans	$31,409	$—	$1,040

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

The following table presents activity in TDRs for the years ended December 31, 2022 and December 31, 2021:

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Year ended December 31, 2022
Construction	$9,429	$—	$—	$(9,429)	$—	$—
Commercial multifamily	703	(41)	—	(174)	—	488
Commercial real estate owner occupied	2,733	(75)	—	(69)	—	2,589
Commercial real estate non-owner occupied	9,310	(33)	—	(8,311)	—	966
Commercial and industrial	3,656	(895)	—	(359)	3,245	5,647
Residential real estate	1,117	(81)	—	(67)	—	969
Home equity	121	(81)	—	—	50	90
Consumer other	33	(15)	—	(56)	1,649	1,611
Total	$27,102	$(1,221)	$—	$(18,465)	$4,944	$12,360

(In thousands)	Balance at Beginning of Period	Principal Payments	TDR Status Change	Other Additions/(Reductions)	Newly Identified TDRs	Balance at End of Period
Year ended December 31, 2021
Construction	$—	$—	$—	$—	$9,429	$9,429
Commercial multifamily	754	(51)	—	—	—	703
Commercial real estate owner occupied	1,731	(96)	—	(168)	1,266	2,733
Commercial real estate non-owner occupied	13,684	(14,562)	—	(791)	10,979	9,310
Commercial and industrial	2,686	(3,916)	—	(199)	5,085	3,656
Residential real estate	1,524	(233)	—	(174)	—	1,117
Home equity	133	(12)	—	—	—	121
Consumer other	36	(8)	—	5	—	33
Total	$20,548	$(18,878)	$—	$(1,327)	$26,759	$27,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents loans modified as TDRs that occurred during the years ended December 31, 2022, 2021, and 2020:

(dollars in thousands)	Total
Year ended December 31, 2022
TDR:
Number of loans	93
Pre-modification outstanding recorded investment	$4,944
Post-modification outstanding recorded investment	$4,944

Year ended December 31, 2021
TDR:
Number of loans	18
Pre-modification outstanding recorded investment	$26,759
Post-modification outstanding recorded investment	$26,759

Year ended December 31, 2020
TDR:
Number of loans	16
Pre-modification outstanding recorded investment	$12,197
Post-modification outstanding recorded investment	$12,197

The following table discloses the modifications for TDRs where a concession has been made within the previous 12 months, that then defaulted in the respective reporting period. For the years ended 2022, there were two loans restructured that had subsequently defaulted during the reporting period. For the year ended 2021, there were four loans restructured that had subsequently defaulted during the reporting period. There were no TDRs for which there was a payment default within twelve months following the modification during the year ended 2020.

(dollars in thousands)	Number of Loans	Recorded Investment
Year ended December 31, 2022
Commercial and industrial	1	$105
Consumer other	1	$10
Total	2	$115

(dollars in thousands)	Number of Loans	Recorded Investment
Year ended December 31, 2021
Commercial real estate non-owner occupied	2	$18,746
Commercial and industrial	2	$71
Total	4	$18,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2022	2021	Estimated Useful Life
Land	$15,536	$15,786	N/A
Buildings and improvements	99,977	104,327	5 - 39 years
Furniture and equipment	63,554	62,420	3 - 7 years
Construction in process	1,147	703
Premises and equipment, gross	180,214	183,236
Accumulated depreciation and amortization	(94,997)	(88,853)
Premises and equipment, net	$85,217	$94,383

Depreciation and amortization expense including discontinued operations for the years 2022, 2021, and 2020 amounted to $9.6 million, $11.0 million, and $12.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.    OTHER INTANGIBLES

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2022
Non-maturity deposits (core deposit intangible)	$77,213	$(54,618)	$22,595
All other intangible assets	7,866	(5,978)	1,888
Total	$85,079	$(60,596)	$24,483

December 31, 2021
Non-maturity deposits (core deposit intangible)	$77,213	$(49,963)	$27,250
All other intangible assets	7,866	(5,497)	2,369
Total	$85,079	$(55,460)	$29,619

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $5.1 million in 2022, $5.2 million in 2021, and $6.2 million in 2020.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2022 is as follows: 2023- $4.8 million; 2024- $4.6 million; 2025- $4.5 million; 2026- $4.5 million; 2027- $3.6 million; and thereafter- $2.5 million. For the years 2022, 2021, and 2020, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2022	2021
Capitalized servicing rights	$13,047	$16,022
Accrued interest receivable	46,868	33,534
Accrued federal and state tax receivable	34,386	30,614
Right-of-use assets	46,411	52,180
Derivative assets	54,241	79,528
Deferred tax asset	118,331	52,620
Other	35,651	23,886
Total other assets	$348,935	$288,384

The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. At years end 2022 and 2021, loans sold and serviced for others amounted to $1.5 billion and $1.6 billion, respectively. For year ended 2020, loans sold and serviced for others from continuing operations amounted to $1.5 billion. For year ended 2020, loans sold and serviced for others from discontinued operations amounted to $0.6 billion. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. For the years 2022 and 2021, contractually specified servicing fees were $5.5 million and $8.0 million, respectively, and are included as a component of loan related fees within non-interest income. For the year 2020, contractually specified servicing fees from continuing operations were $5.5 million and are included as a component of loan related fees within non-interest income on the Consolidated Statements of Operations. For the year 2020, contractually specified servicing fees from discontinued operations were $2.1 million and are included as a component of other income in Note 2 - Discontinued Operations. Refer to Note 20 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2022.

Servicing rights activity was as follows:

(In thousands)	2022	2021	2020
Balance at beginning of year	$16,022	$16,348	$26,451
Additions	3,119	4,568	3,875
Amortization	(4,590)	(4,921)	(3,761)
Payoffs	(958)	—	—
Allowance adjustment	(546)	27	(10,217)
Balance at end of year	$13,047	$16,022	$16,348
(1)As of December 31, 2022 and December 31, 2021, the servicing rights included in the total balance accounted for at fair value were $1.8 million and $2.0 million, respectively.

At December 31, 2022, the fair value of servicing rights was $16.7 million. At December 31, 2021, the fair value of servicing rights was $16.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2022	2021
Maturity date:
Within 1 year	$912,756	$1,228,874
Over 1 year to 2 years	606,856	280,403
Over 2 years to 3 years	68,984	81,391
Over 3 years to 4 years	28,441	52,000
Over 4 years to 5 years	15,835	34,605
Over 5 years	835	1,667
Total	$1,633,707	$1,678,940
Account balances:
Less than $100,000	$549,265	$676,979
$100,000 through $250,000	642,600	610,174
$250,000 or more	441,842	391,787
Total	$1,633,707	$1,678,940

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $120.9 million and $228.1 million at December 31, 2022 and December 31, 2021, respectively. Also included in total deposits are reciprocal deposits of $71.1 million and $89.2 million at December 31, 2022 and December 31, 2021, respectively, as well as related party deposits of $22.3 million and $17.1 million at December 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.    BORROWED FUNDS

Borrowed funds at December 31, 2022 and 2021 are summarized, as follows:

	2022		2021
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$—	—%	$—	—%
Total short-term borrowings:	—	—	—	—
Long-term borrowings:
Advances from the FHLBB	4,445	0.71	13,331	1.75
Subordinated notes	98,089	5.50	74,590	7.00
Junior subordinated borrowing - Trust I	15,464	6.54	15,464	2.01
Junior subordinated borrowing - Trust II	7,511	6.47	7,459	1.90
Total long-term borrowings:	125,509	5.52	110,844	5.33
Total	$125,509	5.52%	$110,844	5.33%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2022 and December 31, 2021. The Bank's available borrowing capacity with the FHLB was $1.5 billion and $1.5 billion for the periods ended December 31, 2022 and December 31, 2021, respectively. The Company was in compliance with all debt covenants as of December 31, 2022.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2022 and December 31, 2021. As a participant in the SBA Paycheck Protection Program ("PPP"), the Bank may pledge originated loans as collateral at face value to the Federal Reserve Bank of Boston for term financings. As of December 31, 2022, the Bank had no pledged PPP loans. The Bank's available borrowing capacity with the Federal Reserve Bank was $647.9 million and $511.0 million for the periods ended December 31, 2022 and December 31, 2021, respectively.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at December 31, 2022. The advances outstanding at December 31, 2022 included amortizing advances totaling $4.4 million. The advances outstanding at December 31, 2021 included callable advances totaling $10 million and amortizing advances totaling $3.3 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLBB advances at year-end 2022 is as follows:

	2022
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2023	$—	—%
2024	25	—
2025	—	—
2026	557	2.20
2027 and beyond	3,863	0.50
Total FHLBB advances	$4,445	0.71%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2022 and December 31, 2021.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.9 million for unamortized debt issuance costs as of December 31, 2022.

In September 2022, the Company called the fifteen year subordinated notes that were issued in September 2012 in the amount of $75 million.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 6.54% and 2.01% at December 31, 2022 and December 31, 2021, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 6.47% and 1.90% at December 31, 2022 and December 31, 2021. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2022	2021
Derivative liabilities	$97,030	$35,194
Finance lease liabilities	9,306	9,862
Employee benefits liability	45,175	45,498
Operating lease liabilities	53,736	55,674
Accrued interest payable	1,610	775
Customer transaction clearing accounts	5,758	5,718
Other	43,409	39,960
Total other liabilities	$256,024	$192,681

46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2022, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,328	$6,121
Service Cost	68	59
Interest cost	141	140
Actuarial loss	(1,508)	(211)
Benefits paid	(263)	(321)
Settlements	(37)	(460)
Projected benefit obligation at end of year	3,729	5,328
Accumulated benefit obligation	3,729	5,328

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	5,962	6,049
Actual return on plan assets	(979)	694
Contributions by employer	—	—
Benefits paid	(263)	(321)
Settlements	(37)	(460)
Fair value of plan assets at end of year	4,683	5,962

(Overfunded) status	$(954)	$(634)

Amounts Recognized on Consolidated Balance Sheets
Other assets	$954	$634
Other liabilities	—	—

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2022	2021	2020
Service Cost	$68	$59	$66
Interest Cost	141	140	178
Expected return on plan assets	(376)	(410)	(393)
Amortization of unrecognized actuarial loss	11	103	94
Net periodic pension (credit)	$(156)	$(108)	$(55)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2022	2021	2020
Amortization of actuarial (loss)	$(11)	$(103)	$(94)
Actuarial (gain)	(154)	(495)	171
Settlement charge	—	(58)	—
Total recognized in accumulated other comprehensive income	(165)	(656)	77
Total recognized in net periodic pension cost recognized and other comprehensive income	$(321)	$(764)	$22

The amounts in accumulated other comprehensive (loss)/income that have not yet been recognized as components of net periodic benefit cost are a net loss of $0.5 million, $0.7 million, and $1.3 million in 2022, 2021 and 2020, respectively.

The Company did not make any cash contributions to the pension trust during 2022 and 2021. The Company does not expect to make any cash contributions in 2023. The amount expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year is $6 thousand.

The principal actuarial assumptions used are as follows:

	December 31,
	2022	2021	2020
Projected benefit obligation
Discount rate	5.21%	2.73%	2.35%
Net periodic pension cost
Discount rate	2.73%	2.35%	3.15%
Long term rate of return on plan assets	6.50%	7.00%	7.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2022 and December 31, 2021. The Plan did not hold any assets classified as Level 3, nor were there any transfers.

	December 31, 2022
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,441	$—	$1,441
Mid-Cap	383	—	383
Small-Cap	318	—	318
International	814	—	814
Fixed Income - US Core	1,167	—	1,167
Intermediate Duration	396	—	396
Cash Equivalents - money market	164	72	92
Total	$4,683	$72	$4,611

	December 31, 2021
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,914	$—	$1,914
Mid-Cap	509	—	509
Small-Cap	421	—	421
International	1,026	—	1,026
Fixed Income - US Core	1,446	—	1,446
Intermediate Duration	482	—	482
Cash Equivalents - money market	164	62	102
Total	$5,962	$62	$5,900

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2022 are as follows:

Year	Payments (In thousands)
2023	298
2024	292
2025	283
2026	275
2027 - 2032	1,574

Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit pension plan. The Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The Plan was frozen effective September 6, 2013. The Company made contributions of $124 thousand in 2022. As of July 1, 2022, the Plan held assets with a market value of $4.3 million and liabilities with a market value of $5.9 million. The funded status (market value of plan assets divided by funding target) of the Plan, was greater than 80% as of July 1, 2022, as required by federal and state regulations. Market value of the Plan's assets reflects contributions received through June 30, 2022. There are no collective bargaining agreements in place that require contributions to the Plan by the Company. The Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2022	2021
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$4,521	$4,641
Service Cost	12	13
Interest cost	122	113
Participant contributions	—	—
Actuarial loss	(1,396)	(198)
Benefits paid	(44)	(48)
Accumulated post-retirement benefit obligation at end of year	$3,215	$4,521

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	44	48
Contributions by participant	—	—
Benefits paid	(44)	(48)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$3,215	$4,521

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2022	2021	2020
Service cost	$12	$13	$39
Interest costs	122	113	129
Amortization of net prior service credit	83	83	84
Amortization of net actuarial loss	30	55	12
Net periodic post-retirement costs	$247	$264	$264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2022	2021	2020
Amortization of prior service credit	$(83)	$(83)	$(84)
Net actuarial (gain)	(1,426)	(253)	496
Total recognized in accumulated other comprehensive income	(1,509)	(336)	412
Accrued post-retirement liability recognized	$3,215	$4,521	$4,641

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2022	2021	2020
Net prior service cost	$1,159	$1,242	$1,325
Net actuarial (gain)/loss	(812)	615	869
Total recognized in accumulated other comprehensive income	$347	$1,857	$2,194

The amount expected to be amortized from other comprehensive (loss)/income into net periodic postretirement cost over the next fiscal year is $83 thousand.

The discount rates used in the measurement of the postretirement plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Above Median FTSE Pension Discount Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 5.12% and 2.30% as of December 31, 2022 and December 31, 2021, respectively. The Company has fixed contributions, therefore, the annual rate of increase in healthcare costs is not used in measuring the accumulated post-retirement benefit medical obligation.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2022 are as follows:

Year	Payments (In thousands)
2023	122
2024	122
2025	119
2026	115
2027 - 2032	951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expense related to the plan was $2.9 million in 2022, $3.2 million in 2021, and $3.5 million in 2020.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2022 and 2021, the accrued liability for these SERPs was $19.4 million and $20.0 million, respectively. SERP expense was $2.0 million in 2022, $2.0 million in 2021, and $2.0 million in 2020, and is recognized over the required service period.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $7.9 million as of year-end 2022 and $7.8 million as of year-end 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2022, 2021, and 2020 were, as follows:

(In thousands)	2022	2021	2020
Current:
Federal tax expense/(benefit)	$17,915	$17,340	$(19,889)
State tax expense/(benefit)	6,831	7,580	(3,976)
Total current tax expense/(benefit) (1)	24,746	24,920	(23,865)
Deferred:
Federal tax expense/(benefit)	(2,274)	5,125	2,048
State tax expense/(benefit)	(1,187)	112	1,964
Total deferred tax expense/(benefit)	(3,461)	5,237	4,012
Change in valuation allowance	—	200	—
Income tax expense/(benefit) from continuing operations	$21,285	$30,357	$(19,853)
Income tax (benefit) from discontinued operations	—	—	(7,013)
Total	$21,285	$30,357	$(26,866)
(1)    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes several provisions that temporarily modify the corporate net operating loss (“NOL”) carryback rules for federal income tax purposes. Specifically, the CARES Act allows a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017, and before January 1, 2021. The Company recorded a $6 million federal income tax benefit in 2020, and an additional $500 thousand benefit in 2021 resulting from the carryback of its 2020 NOL to recover federal income taxes paid in 2015 through 2018 (at a 35% federal income tax rate for years 2015 through 2017).

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$23,902	21.0%	$31,294	21.0%	$(111,936)	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4,459	3.9	6,077	4.1	(1,589)	0.3
Tax exempt income - investments, net	(3,515)	(3.1)	(3,475)	(2.3)	(3,184)	0.6
Bank-owned life insurance	(1,258)	(1.1)	(1,348)	(0.9)	(1,283)	0.3
Goodwill impairment	—		—	—	103,912	(19.5)
Tax credits, net of basis reduction	(2,129)	(1.9)	(2,881)	(1.9)	(1,812)	0.3
Change in valuation allowance	—	—	200	0.1	—	—
Tax rate benefit on net operating loss carryback	—	—	(493)	(0.3)	(6,040)	1.1
Other, net	(174)	(0.1)	983	0.6	2,079	(0.4)
Effective tax rate	$21,285	18.7%	$30,357	20.4%	$(19,853)	3.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
As of December 31, 2022 and 2021, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$28,312	$30,441
Unrealized capital loss on tax credit investments	1,603	1,451
Net unrealized loss on securities available for sale, swaps, and pension in OCI	63,335	1,085
Employee benefit plans	11,659	8,435
Purchase accounting adjustments	4,342	4,829
Net operating loss carryforwards	503	1,139
Deferred loan fees	4,049	2,449
Lease liability	14,148	14,940
Premises and equipment	2,630	1,850
Nonaccrual interest	1,069	1,722
Intangible amortization	659	—
Other	1,778	1,845
Deferred tax assets, net before valuation allowances	134,087	70,186
Valuation allowance	(400)	(400)
Deferred tax assets, net of valuation allowances	$133,687	$69,786

Deferred tax liabilities:
Loan servicing rights	$(1,212)	$(1,488)
Intangible amortization	—	(545)
Unamortized tax credit reserve	(1,687)	(1,075)
Right-of-use asset	(12,457)	(14,058)
Deferred tax liabilities	$(15,356)	$(17,166)
Deferred tax assets, net	$118,331	$52,620

The Company’s net deferred tax asset increased by $65.7 million during 2022 and $62.3 million of this change is related to unrealized losses in OCI.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2022 and 2021 were, as follows:

(in thousands)	2022	2021
State valuation allowances	$(400)	$(400)

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

The valuation allowance as of December 31, 2022 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Attributes
At December 31, 2022, the Company has $1.5 million of federal net operating loss carryforwards, the utilization of which are limited under Internal Revenue Code Section 382. These net operating losses begin to expire in 2029. The related deferred tax asset is $315 thousand.

State net operating loss carryforwards, net of valuation allowance described above, are expected to be utilized in the future and begin to expire in 2023. The related gross deferred tax asset is $188 thousand.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Unrecognized tax benefits at January 1	$1,025	$516	$238
Increase in gross amounts of tax positions related to prior years	17	509	309
Decrease in gross amounts of tax positions related to prior years	—	—	—
Decrease due to settlement with taxing authority	—	—	—
Decrease due to lapse in statute of limitations	—	—	(31)
Unrecognized tax benefits at December 31	$1,042	$1,025	$516

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component of income tax expense. The accrual for interest and penalties was not material for all years presented.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. Other than open statutes of limitation pertaining specifically to the amended returns filed for 2015 through 2018 to claim NOL carryback refunds, the Company is no longer subject to examination for tax years prior to 2019 including any related income tax filings from its recent acquisitions. The Company is not under audit in any jurisdiction as of December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2022, the Company held derivatives with a total notional amount of $4.5 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $3.7 billion and $4.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $341.9 million, and $0.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management, Capital and Compliance Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2022.

The Company had no pledged collateral to derivative counterparties in the form of cash at year-end 2022. The Company had pledged securities to derivative counterparties with an amortized cost of $12.0 million and a fair value of $12.0 million at year-end 2022. At December 31, 2021, the Company pledged cash collateral of $43.7 million and securities with an amortized cost of $34.8 million and a fair value of $34.9 million. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2022 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2022			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$400,000	2.7	4.09%	3.51%	$—
Forward-starting interest rate swaps on commercial loans (1)	200,000	3.3	—%	3.90%	—
Interest rate collars on commercial loans	200,000	3.5			1,937
Total cash flow hedges	800,000				1,937

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,062	6.9	4.49%	5.09%	$(193)
Interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	4.11%	5.55%	(95,114)
Reverse interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	5.55%	4.11%	50,267
Risk participation agreements with dealer banks	341,885	6.6			(89)
Forward sale commitments	927	0.2			8
Total economic hedges	3,720,400				(45,121)

Non-hedging derivatives:
Commitments to lend	4,114	0.2			17
Total non-hedging derivatives	4,114				17
Total	$4,524,514				$(43,167)
(1) Fair value estimates include the impact of $38.3 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2021 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2021			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,879	7.9	0.47%	5.09%	$(1,158)
Interest rate swaps on loans with commercial loan customers	1,684,238	5.8	3.99%	1.91%	74,348
Reverse interest rate swaps on loans with commercial loan customers (1)	1,684,238	5.8	1.91%	3.99%	(30,454)
Risk participation agreements with dealer banks	320,981	5.8			432
Forward sale commitments	6,377	0.2			134
Total economic hedges	3,703,713				43,302

Non-hedging derivatives:
Commitments to lend	8,192	0.2			124
Total non-hedging derivatives	8,192				124
Total	$3,711,905				$43,426
(1) Fair value estimates include the impact of $45.7 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive (loss)/income and subsequently reclassified to earnings in the same period or periods during which the hedged transaction is forecasted to affect earnings. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. All cash flow hedges are considered highly effective.

The Company has designated its interest rate collars as cash flow hedges. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

As of December 31, 2022, the Company had six interest rate swap contracts and two forward-starting interest rate swap contracts with a combined notional value of $600.0 million. The two forward starting swaps will become effective in 2023. The interest rate swaps have durations of two to four years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

In December 2022, the Company entered into two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of three to four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Operations and in the other comprehensive (loss)/income section of the Consolidated Statements of Comprehensive (Loss)/Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Interest rate swaps and collars on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(6,667)	$—	$—

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	—	—	—

Net tax benefit on items recognized in accumulated other comprehensive income	1,789	—	—

Other comprehensive loss recorded in accumulated other comprehensive (loss)/income, net of reclassification adjustments and tax effects	$(4,878)	$—	$—
Net interest expense recognized in interest expense on hedged commercial loans	$(15)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of December 31, 2022 the Company has an interest rate swap with a $7.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of December 31, 2022. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$941	$619	$(289)
Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(171,272)	(86,099)	85,206
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	1,809	1,431	(1,516)
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	171,272	86,099	(85,206)
Risk Participation Agreements:
Unrealized (loss)/gain recognized in other non-interest income	(521)	(233)	345
Forward Commitments:
Unrealized (loss)/gain recognized in other non-interest income	(126)	(186)	—
Unrealized (loss)/gain recognized in discontinued operations	—	—	547
Realized (loss) in discontinued operations	—	—	(8,205)

Non-hedging derivatives
Commitments to lend:
Unrealized (loss) recognized in other non-interest income	$(107)	$(611)	$—
Unrealized (loss) recognized in discontinued operations	—	—	(1,893)
Realized gain in other non-interest income	462	2,854	—
Realized gain in discontinued operations	—	—	15,672

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

The Company had net asset positions with its financial institution counterparties totaling $51.2 million and $2.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company had net asset positions with its commercial banking counterparties totaling $1.0 million and $76.8 million as of December 31, 2022 and December 31, 2021, respectively.

The Company had net liability positions with its financial institution counterparties totaling $1.2 million and $33.3 million as of December 31, 2022 and December 31, 2021, respectively. The Company had net liability positions with its commercial banking counterparties totaling $96.1 million and $2.5 million as of December 31, 2022 and December 31, 2021, respectively. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2022 and December 31, 2021:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$96,295	$(45,046)	$51,249	$—	$—	$51,249
Commercial counterparties	975	—	975	—	—	975
Total	$97,270	$(45,046)	$52,224	$—	$—	$52,224

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(1,271)	$36	$(1,235)	$11,973	$—	$10,738
Commercial counterparties	(102,595)	6,507	(96,088)	—	—	(96,088)
Total	$(103,866)	$6,543	$(97,323)	$11,973	$—	$(85,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$2,223	$(75)	$2,148	$—	$—	$2,148
Commercial counterparties	76,809	—	76,809	—	—	76,809
Total	$79,032	$(75)	$78,957	$—	$—	$78,957

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2021
Interest Rate Swap Agreements:
Institutional counterparties	$(78,146)	$44,814	$(33,332)	$34,896	$43,694	$45,258
Commercial counterparties	(2,461)	—	(2,461)	—	—	(2,461)
Total	$(80,607)	$44,814	$(35,793)	$34,896	$43,694	$42,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16.    LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At December 31, 2022 lease expiration dates ranged from 1 month to 17 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		December 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$46,411	$52,180
Finance lease right-of-use assets	Premises and equipment, net	6,151	6,674
Total Lease Right-of-Use Assets		$52,562	$58,854

Lease Liabilities
Operating lease liabilities	Other liabilities	$53,736	$55,674
Finance lease liabilities	Other liabilities	9,306	9,862
Total Lease Liabilities		$63,042	$65,536

Supplemental information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)
Operating leases	9.3	9.5
Finance leases	11.8	12.8

Weighted-Average Discount Rate
Operating leases	2.56%	2.77%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the year ended December 31, 2022 was $9.7 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,438	$10,897	$13,750
Operating cash flows from finance leases	476	503	530
Financing cash flows from finance leases	555	528	500

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,730	2,976	7,083
Finance leases	—	—	—

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2022:

(In thousands)	Operating Leases	Finance Leases
2023	$9,743	$1,035
2024	8,225	1,037
2025	6,501	1,037
2026	5,480	1,037
2027	4,713	1,037
Thereafter	25,313	7,149
Total undiscounted lease payments	59,975	12,332
Less amounts representing interest	(6,239)	(3,026)
Lease liability	$53,736	$9,306

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

Beginning in March 2020, the Company offered three-month payment deferrals for customers with a current payment status who were negatively impacted by economic disruption caused by the COVID-19 pandemic. As of December 31, 2022, the Company had 1 active modified loan outstanding with a carrying value of $12.4 million. As of December 31, 2021, the Company had 19 active modified loans outstanding with a carrying value of $14.4 million, which excluded loans returning to payment or awaiting evaluation for further deferral. The Company continues to accrue interest on these loans during the deferral period. In accordance with interagency guidance issued in March 2020 and Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. In addition, the risk-ratings on COVID-19 modified loans did not automatically change as a result of payment deferrals, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. Section 4013 (Temporary Relief from Troubled Debt Restructurings) of the CARES Act expired on December 31, 2021.

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

(In thousands)	2022	2021
Commitments to originate new loans	$305,474	$588,034
Unused funds on commercial and other lines of credit	966,523	902,598
Unadvanced funds on home equity lines of credit	336,924	334,784
Unadvanced funds on construction and real estate loans	694,091	340,336
Standby letters of credit	21,387	14,475
Total	$2,324,399	$2,180,227

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2022 and 2021.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2022 and 2021, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

At December 31, 2022, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2022 also exceeded the minimum capital requirements including the currently applicable BASEL III capital conservation buffer of 1.875%.

As of year-end 2022 and 2021, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated)
Total capital to risk-weighted assets	$1,336,029	14.60%	$732,070	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,130,522	12.35	411,789	4.50
Tier 1 capital to risk-weighted assets	1,152,808	12.60	549,052	6.00
Tier 1 capital to average assets	1,152,808	10.18	366,035	4.00
Total risk-weighted assets	9,150,869	N/A	N/A	N/A

December 31, 2021
Company (Consolidated)
Total capital to risk-weighted assets	$1,359,470	17.32%	$628,026	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,178,497	15.01	353,265	4.50
Tier 1 capital to risk-weighted assets	1,200,732	15.30	471,020	6.00
Tier 1 capital to average assets	1,200,732	10.49	314,013	4.00
Total risk-weighted assets	7,850,331	N/A	N/A	N/A

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Bank
Total capital to risk-weighted assets	$1,239,722	13.56%	$731,259	8.00%	$914,074	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,155,280	12.64	411,333	4.50	594,148	6.50
Tier 1 capital to risk-weighted assets	1,155,280	12.64	548,444	6.00	731,259	8.00
Tier 1 capital to average assets	1,155,280	10.20	365,629	4.00	457,037	5.00
Total risk-weighted assets	9,140,737	N/A	N/A	N/A	N/A	N/A

December 31, 2021
Bank
Total capital to risk-weighted assets	$1,244,604	15.87%	$627,478	8.00%	$784,348	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,160,458	14.80	352,956	4.50	509,826	6.50
Tier 1 capital to risk-weighted assets	1,160,458	14.80	470,609	6.00	627,478	8.00
Tier 1 capital to average assets	1,160,458	10.13	313,739	4.00	392,174	5.00
Total risk-weighted assets	7,843,477	N/A	N/A	N/A	N/A	N/A

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

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive (loss)/income are as follows:

(In thousands)	2022	2021
Other accumulated comprehensive (loss), before tax:
Net unrealized holding (loss) on AFS securities	$(236,887)	$(1,806)
Net (loss) on effective cash flow hedging derivatives	(6,667)	—
Net unrealized holding (loss) on pension plans	(844)	(2,518)

Income taxes related to items of accumulated other comprehensive (loss)/income:
Net unrealized holding loss on AFS securities	61,329	407
Net loss on effective cash flow hedging derivatives	1,789	—
Net unrealized holding loss on pension plans	228	674
Accumulated other comprehensive (loss)	$(181,052)	$(3,243)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of other comprehensive (loss)/income for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(235,075)	$60,920	$(174,155)
Less: reclassification adjustment for (losses) realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(235,081)	60,922	(174,159)

Net loss on cash flow hedging derivatives:
Net unrealized gain arising during the period	(6,667)	1,789	(4,878)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net (loss) on cash flow hedging derivatives	(6,667)	1,789	(4,878)

Net unrealized holding (loss) on pension plans
Net unrealized gain arising during the period	1,674	(446)	1,228
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	1,674	(446)	1,228
Other comprehensive loss	$(240,074)	$62,265	$(177,809)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(46,794)	$11,937	$(34,857)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(46,794)	11,937	(34,857)

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	993	(250)	743
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on pension plans	993	(250)	743
Other comprehensive (loss)	$(45,801)	$11,687	$(34,114)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$25,721	$(6,470)	$19,251
Less: reclassification adjustment for gains realized in net income	(5)	1	(4)
Net unrealized holding gain on AFS securities	25,726	(6,471)	19,255

Net unrealized holding (loss) on pension plans
Net unrealized (loss) arising during the period	(489)	112	(377)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding loss on pension plans	(489)	112	(377)
Other comprehensive income	$25,237	$(6,359)	$18,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss)/income, for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2022
Balance at Beginning of Year	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss)/income before reclassifications	(174,155)	(4,878)	1,228	(177,805)
Amounts reclassified from accumulated other comprehensive income	4	—	—	4
Total other comprehensive (loss)/income	(174,159)	(4,878)	1,228	(177,809)
Balance at End of Period	$(175,557)	$(4,878)	$(617)	$(181,052)

Year Ended December 31, 2021
Balance at Beginning of Year	$33,459	$—	$(2,588)	$30,871
Other comprehensive income/(loss)/income before reclassifications	(34,857)	—	743	(34,114)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss)/income	(34,857)	—	743	(34,114)
Balance at End of Period	$(1,398)	$—	$(1,845)	$(3,243)

Year Ended December 31, 2020
Balance at Beginning of Year	$14,204	$—	$(2,211)	$11,993
Other comprehensive income/(loss) before reclassifications	19,251	—	(377)	18,874
Amounts reclassified from accumulated other comprehensive income	(4)	—	—	(4)
Total other comprehensive income/(loss)	19,255	—	(377)	18,878
Balance at End of Period	$33,459	$—	$(2,588)	$30,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss)/income for the years ended December 31, 2022, 2021, and 2020:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2022	2021	2020
Realized gains/(losses) on AFS securities:
	$6	$—	$(5)	Non-interest income
	(2)	—	1	Tax expense
	4	—	(4)

Realized (losses) on cash flow hedging derivatives:
	—	—	—	Interest expense
	—	—	—	Non-interest income
	—	—	—	Non-interest expense
	—	—	—	Tax benefit
	—	—	—

Realized (losses) on pension plans:
	—	—	—	Non-interest expense
	—	—	—	Tax expense
	—	—	—
Total reclassifications for the period	$4	$—	$(4)

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

Earnings/(loss) per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net income/(loss) from continuing operations	$92,533	$118,664	$(513,175)
Net (loss) from discontinued operations	—	—	(19,842)
Net income/(loss)	$92,533	$118,664	$(533,017)

Average number of common shares issued	51,903	51,903	51,903
Less: average number of treasury shares	5,577	1,951	1,569
Less: average number of unvested stock award shares	762	712	505
Plus: average participating preferred shares	—	—	441
Average number of basic common shares outstanding	45,564	49,240	50,270
Plus: dilutive effect of unvested stock award shares	345	309	—
Plus: dilutive effect of stock options outstanding	5	5	—
Average number of diluted common shares outstanding	45,914	49,554	50,270

Basic earnings/(loss) per share:
Continuing Operations	$2.03	$2.41	$(10.21)
Discontinued operations	—	—	(0.39)
Basic earnings/(loss) per common share	$2.03	$2.41	$(10.60)

Diluted earnings/(loss) per share:
Continuing Operations	$2.02	$2.39	$(10.21)
Discontinued operations	—	—	(0.39)
Diluted earnings/(loss) per common share	$2.02	$2.39	$(10.60)

For the year ended 2022, 64 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.For the year ended 2021, 88 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. Due to the net loss in 2020, all unvested restricted stock and options were considered anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19.    STOCK-BASED COMPENSATION PLANS

The 2022 Equity Incentive Plan (the “2022 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.2 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) one for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2022 Plan's effective date, all expired, canceled, and forfeited shares under the 2018 Plan are included in the 2022 Plan's available shares. As of year-end 2022, the Company had the ability to grant approximately 1.5 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2021	710	$20.16	80	$25.21
Granted	328	28.75	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	(12)	22.97
Stock awards vested	(236)	21.80	—	—
Forfeited	(98)	26.03	—	—
Expired	—	—	(19)	23.38
Balance, December 31, 2022	704	$22.85	49	$25.62

Stock Awards
The total compensation cost for stock awards recognized as expense was $7.3 million, $4.2 million, and $4.7 million, in the years 2022, 2021, and 2020, respectively. The total recognized tax benefit associated with this compensation cost was $2.0 million, $1.0 million, and $1.2 million, respectively.

The weighted average fair value of stock awards granted was $28.75, $20.22, and $16.69 in 2022, 2021, and 2020, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2022, 2021, and 2020 was $5.1 million, $4.3 million, and $5.2 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $8.6 million as of year-end 2022. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2022, the weighted average remaining contractual term for options outstanding is three years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant options during 2022 and 2021.

The total intrinsic value of options exercised was $62 thousand, $102 thousand, and $246 thousand for the years 2022, 2021, and 2020, respectively. The expense pertaining to options vesting was $13 thousand, $14 thousand, and $96 thousand for the years 2022, 2021, and 2020, respectively. The tax benefit associated with stock option expense for 2022, 2021 and 2020 was $3 thousand, $4 thousand, and $25 thousand, respectively. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2022, 2021 and 2020 was $1 thousand, $14 thousand, and $27 thousand, respectively.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2022 and 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$6,708	$6,708
Available-for-sale securities:
U.S Treasuries	11,973	—	—	11,973
Municipal bonds and obligations	—	63,335	—	63,335
Agency collateralized mortgage obligations	—	531,945	—	531,945
Agency residential mortgage-backed securities	—	546,313	—	546,313
Agency commercial mortgage-backed securities	—	228,468	—	228,468
Corporate bonds	—	36,510	4,000	40,510
Other bonds and obligations	—	656	—	656
Marketable equity securities	12,856	—	—	12,856
Loans held for investment	—	—	605	605
Loans held for sale	—	942	—	942
Derivative assets	—	54,216	25	54,241
Capitalized servicing rights	—	—	1,846	1,846
Derivative liabilities	—	97,030	—	97,030

	December 31, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading security	$—	$—	$8,354	$8,354
Securities available for sale:
U.S Treasuries	—	59,973	—	59,973
Municipal bonds and obligations	—	77,177	—	77,177
Agency collateralized mortgage obligations	—	688,336	—	688,336
Agency residential mortgage-backed securities	—	705,859	—	705,859
Agency commercial mortgage-backed securities	—	300,580	—	300,580
Corporate bonds	—	41,630	4,030	45,660
Marketable equity securities	14,798	655	—	15,453
Loans held for investment at fair value	—	—	1,200	1,200
Loans held for sale	—	6,110	—	6,110
Derivative assets	—	79,270	258	79,528
Capitalized servicing rights	—	—	1,966	1,966
Derivative liabilities	—	35,194	—	35,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, there were no transfers between Level 1, 2 and 3. During the year ended December 31, 2021, the Company had one transfer totaling $4.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds. During the year ended December 31, 2022, there were no transfers between Level 1, 2 and 3.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of December 31, 2022.

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$605	$10,948	$(10,343)

			Aggregate Fair Value
December 31, 2021	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$1,200	$31,430	$(30,230)

Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale (HFS) that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2022 (In thousands)
Loans held for sale	$942	$927	$15

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2021 (In thousands)
Loans held for sale	$6,110	$5,926	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value of loans held for sale for the year ended December 31, 2022 were losses of $169 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2021 were losses of $169 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2020 were gains of $212 thousand from continuing operations and gains of $3.0 million from discontinued operations. During 2022, originations of loans held for sale totaled $20 million and sales of loans originated for sale totaled $25 million. During 2021, originations of loans held for sale totaled $104 million and sales of loans originated for sale totaled $108 million. During 2020, originations of loans held for sale from continuing operations totaled $150 million and sales of loans originated for sale from continuing operations totaled $141 million. During 2020, originations of loans held for sale from discontinued operations totaled $624 million and sales of loans originated for sale from discontinued operations totaled $755 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2022 and 2021:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Loans Held for Investment	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights

Balance as of December 31, 2020	$9,708	$15,000	$2,265	$735	$320	$3,033
Maturities, calls, and prepayments of AFS Security	—	(15,000)	—	—	—	—
Unrealized (loss) gain, net recognized in other non-interest income	(578)	—	1,645	1,995	(186)	(1,067)
Unrealized gain included in accumulated other comprehensive loss	—	30	—	—	—	—
Transfers to Level 3	—	4,000	—	—	—	—
Paydown of asset	(776)	—	(2,710)	—	—	—
Transfers to loans held for sale	—	—	—	(2,606)	—	—
Additions to servicing rights	—	—	—	—	—	—
Balance as of December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Maturities, calls, and prepayments of AFS Security	$—	$—	$—	$—	$—
Unrealized (loss) gain, net recognized in other non-interest income	(828)	—	314	200	(126)	(120)
Unrealized (loss) in included in accumulated other comprehensive loss	—	(30)	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Paydown of asset	(818)	—	(909)	—	—	—
Transfers to loans held for sale	—	—		(307)	—	—
Additions to servicing rights	—	—		—	—	—
Balance as of December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846

Unrealized gains/(losses) relating to instruments still held at December 31, 2022	$(354)	$—	$—	$17	$8	$—
Unrealized gains/(losses) relating to instruments still held at December 31, 2021	$475	$30	$—	$124	$134	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2022 and 2021 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$6,708	Discounted Cash Flow	Discount Rate	5.92%
Securities Available for Sale	4,000	Indication from Market Maker	Price	100.00%
Loans held for investment	605	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$— - $20.4
Commitments to Lend	17	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Forward Commitments	8	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Capitalized Servicing Rights	1,846	Discounted cash flow	Constant prepayment rate (CPR)	11.07%
			Discount rate	9.56%
Total	$13,184

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$8,354	Discounted Cash Flow	Discount Rate	3.35%
Securities Available for Sale	4,030	Indication from Market Maker	Price	101.00%
Loans held for investment	1,200	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$6.3 - $19.8
Commitments to Lend	124	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	134	Historical Trend	Closing Ratio	82.09%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	1,966	Discounted cash flow	Constant prepayment rate (CPR)	19.41%
			Discount rate	9.50%

Total	$15,808

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

	December 31, 2022	Fair Value Measurements as of December 31, 2022
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$14,571	December 2022
Loans held for sale	3,369	December 2022
Capitalized servicing rights	11,201	December 2022
Total	$29,141

	December 31, 2021	Fair Value Measurements as of December 31, 2021
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$12,482	December 2021
Capitalized servicing rights	14,056	December 2021
Total	$26,538

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$14,571	Fair value of collateral	Discounted Cash Flow- Loss Severity	(100.00)% to 74.74% ((40.02)%)
			Appraised value	$0 to $2,160 ($643)
Loans held for sale	3,369	Fair value of collateral	Appraised value	3,369
Capitalized servicing rights	11,201	Discounted cash flow	Constant prepayment rate (CPR)	5.81% to 13.18% (10.94)%
			Discount rate	9.59% to 22.70% (16.83%)
Total Assets	$29,141
(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs
Assets				Range (Weighted Average) (a)
Individually evaluated loans	$12,482	Fair value of collateral	Loss severity	(35.96)% to 133.09% (49.14%)
			Appraised value	$0 to $405 ($256)
Capitalized servicing rights	14,056	Discounted cash flow	Constant prepayment rate (CPR)	6.24% to 17.73% (13.29%)
			Discount rate	9.59% to 13.11% (11.97%)
Total Assets	$26,538
(a) Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individual properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2022 and 2021.

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

	December 31, 2022
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$685,355	$685,355	$685,355	$—	$—
Trading security	6,708	6,708	—	—	6,708
Marketable equity securities	12,856	12,856	12,856	—	—
Securities available for sale	1,423,200	1,423,200	11,973	1,407,227	4,000
Securities held to maturity	583,453	507,464	—	505,508	1,956
FHLB stock and restricted equity securities	7,219	N/A	N/A	N/A	N/A
Net loans	8,239,039	8,194,110	—	—	8,194,110
Loans held for sale	4,311	4,311	—	942	3,369
Accrued interest receivable	46,868	46,868	—	46,868	—
Derivative assets	54,241	54,241	—	54,216	25
Financial Liabilities
Total deposits	10,327,269	10,283,543	—	10,283,543	—
Short-term debt	—	—	—	—	—
Long-term FHLB advances	4,445	2,782	—	2,782	—
Subordinated notes	121,064	110,853	—	110,853	—
Derivative liabilities	97,030	97,030	—	97,030	—

	December 31, 2021
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,627,807	$1,627,807	$1,627,807	$—	$—
Trading security	8,354	8,354	—	—	8,354
Marketable equity securities	15,453	15,453	14,798	655	—
Securities available for sale	1,877,585	1,877,585	—	1,873,555	4,030
Securities held to maturity	636,503	647,236	—	644,497	2,739
FHLB stock and restricted equity securities	10,800	N/A	N/A	N/A	N/A
Net loans	6,719,753	6,850,975	—	—	6,850,975
Loans held for sale	6,110	6,110	—	6,110	—
Accrued interest receivable	33,534	33,534	—	33,534	—
Derivative assets	79,528	79,528	—	79,270	258
Assets held for sale	—	—	—	—	—
Financial Liabilities
Total deposits	10,068,953	10,073,217	—	10,073,217	—
Short-term debt	—	—	—	—	—
Long-term FHLB advances	13,331	13,053	—	13,053	—
Subordinated notes	97,513	95,006	—	95,006	—
Derivative liabilities	35,194	35,194	—	35,194	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2022	2021
Assets
Cash due from Berkshire Bank	$90,022	$108,946
Investment in subsidiaries	986,805	1,172,439
Other assets	1,445	213
Total assets	$1,078,272	$1,281,598

Liabilities and Shareholders’ Equity
Subordinated notes	$121,064	$97,513
Accrued expenses	3,146	1,650
Shareholders’ equity	954,062	1,182,435
Total liabilities and shareholders’ equity	$1,078,272	$1,281,598

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Income:
Dividends from subsidiaries	$108,000	$118,000	$46,300
Other	23	31	(2,185)
Total income	108,023	118,031	44,115
Interest expense	7,044	5,393	5,335
Non-interest expenses	2,754	2,719	2,866
Total expense	9,798	8,112	8,201
Income before income taxes and equity in undistributed income of subsidiaries	98,225	109,919	35,914
Income tax (benefit)	(2,586)	(2,136)	(2,719)
Income before equity in undistributed income of subsidiaries	100,811	112,055	38,633
Equity in undistributed results of operations of subsidiaries	(8,278)	6,609	(571,650)
Net income/(loss)	92,533	118,664	(533,017)
Preferred stock dividend	—	—	313
Income/(loss) available to common shareholders	$92,533	$118,664	$(533,330)

Comprehensive (loss)/income	$(85,276)	$84,550	$(514,139)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$92,533	$118,664	$(533,017)
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Equity in undistributed results of operations of subsidiaries	8,278	(6,609)	571,650
Other, net	5,998	5,816	2,603
Net cash provided by operating activities	106,809	117,871	41,236

Cash flows from investing activities:
Advances to subsidiaries	—	—	—
Purchase of securities	—	—	(489)
Sale of securities	—	167	4,658
Other, net	—	—	—
Net cash provided by investing activities	—	167	4,169

Cash flows from financing activities:
Proceeds from issuance of short term debt	—	232	231
Proceeds from issuance of long term debt	98,032	—	—
Repayment of long term debt	(75,000)	—	—
Net proceeds from common stock	—	—	—
Payment to repurchase common stock	(124,519)	(68,712)	(473)
Common stock cash dividends paid	(24,527)	(24,553)	(36,251)
Preferred stock cash dividends paid	—	—	(313)
Other, net	281	431	758
Net cash (used) in financing activities	(125,733)	(92,602)	(36,048)

Net change in cash and cash equivalents	(18,924)	25,436	9,357

Cash and cash equivalents at beginning of year	108,946	83,510	74,153

Cash and cash equivalents at end of year	$90,022	$108,946	$83,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2022				2021
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$121,384	$103,671	$87,379	$74,823	$75,860	$79,688	$85,364	$88,153
Interest expense	19,292	11,587	6,021	5,760	6,548	8,320	9,971	13,060
Net interest income	102,092	92,084	81,358	69,063	69,312	71,368	75,393	75,093
Non-interest income	15,654	16,251	16,351	20,681	21,409	73,635	22,011	26,193
Total revenue	117,746	108,335	97,709	89,744	90,721	145,003	97,404	101,286
Provision expense/(benefit) for credit losses	12,000	3,000	—	(4,000)	(3,000)	(4,000)	—	6,500
Non-interest expense	70,014	81,677	68,475	68,550	69,407	69,460	68,872	78,154
Income before income taxes	35,732	23,658	29,234	25,194	24,314	79,543	28,532	16,632
Income tax expense	5,227	4,941	6,119	4,998	4,066	15,794	6,896	3,601
Net income	$30,505	$18,717	$23,115	$20,196	$20,248	$63,749	$21,636	$13,031

Basic earnings per share	$0.69	$0.42	$0.50	$0.42	$0.42	$1.32	$0.43	$0.26
Diluted earnings per share	$0.69	$0.42	$0.50	$0.42	$0.42	$1.31	$0.43	$0.26

Weighted average common shares outstanding:
Basic	44,105	44,700	45,818	47,668	47,958	48,395	50,321	50,330
Diluted	44,484	45,034	46,102	48,067	48,340	48,744	50,608	50,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23.    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three years ended 2022, 2021, and 2020, respectively:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net interest income	$344,597	$291,166	$316,782
Provision expense/(benefit) for credit losses	11,000	(500)	75,878
Net interest income after provision for credit losses	333,597	291,666	240,904
Total non-interest income	68,937	143,248	66,307
Total non-interest expense	288,716	285,893	840,239
Income/(loss) from continuing operations before income taxes	113,818	149,021	(533,028)
Income tax expense/(benefit)	21,285	30,357	(19,853)
Net income/(loss) from continuing operations	92,533	118,664	(513,175)
(Loss) from discontinued operations before income taxes	—	—	(26,855)
Income tax (benefit)	—	—	(7,013)
Net (loss) from discontinued operations	—	—	(19,842)
Net income/(loss)	$92,533	$118,664	$(533,017)

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2022, 2021, and 2020, respectively.

	Years Ended December 31,
(In thousands)	2022	2021	2020
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$22,396	$20,249	$19,239
Wealth management fees	10,008	10,530	9,285
Interchange income	8,470	8,321	7,559
Insurance commissions and fees	—	7,003	10,770
Non-interest income (in-scope of Topic 606)	$40,874	$46,103	$46,853
Non-interest income (out-of-scope of Topic 606)	28,063	97,145	19,454
Total non-interest income from continuing operations	$68,937	$143,248	$66,307

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