Form 10-Q
period 2023-03-31
BERKSHIRE HILLS BANCORP INC
filed 2023-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 9, 2023, the Registrant had 44,277,178 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands, except share data)
Assets
Cash and due from banks	$121,589	$145,342
Short-term investments	884,973	540,013
Total cash and cash equivalents	1,006,562	685,355

Trading securities, at fair value	6,584	6,708
Equity securities, at fair value	13,072	12,856
Securities available for sale, at fair value	1,407,271	1,423,200
Securities held to maturity (fair values of $507,091 and $507,464)	574,606	583,453
Federal Home Loan Bank stock	44,245	7,219
Total securities	2,045,778	2,033,436
Less: Allowance for credit losses on held to maturity securities	(71)	(91)
Net securities	2,045,707	2,033,345

Loans held for sale	1,906	4,311

Total loans	8,681,967	8,335,309
Less: Allowance for credit losses on loans	(97,991)	(96,270)
Net loans	8,583,976	8,239,039

Premises and equipment, net	78,710	85,217
Other intangible assets	23,279	24,483
Cash surrender value of bank-owned life insurance policies	239,896	238,919
Other assets	331,720	348,935
Assets held for sale	8,220	3,260
Total assets	$12,319,976	$11,662,864

Liabilities
Demand deposits	$2,650,937	$2,852,127
NOW and other deposits	959,417	1,054,596
Money market deposits	3,274,630	3,723,570
Savings deposits	1,069,915	1,063,269
Time deposits	2,112,646	1,633,707
Total deposits	10,067,545	10,327,269
Short-term debt	900,000	—
Long-term Federal Home Loan Bank advances and other	4,395	4,445
Subordinated borrowings	121,176	121,064
Total borrowings	1,025,571	125,509
Other liabilities	231,380	256,024
Total liabilities	$11,324,496	$10,708,802
(continued)
	March 31, 2023	December 31, 2022

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 44,411,346 shares outstanding in 2023; 51,903,190 shares issued and 44,361,222 shares outstanding in 2022)	528	528
Additional paid-in capital - common stock	1,424,563	1,424,183
Unearned compensation	(10,920)	(8,598)
Retained (deficit)	(51,398)	(71,428)
Accumulated other comprehensive (loss)	(159,066)	(181,052)
Treasury stock, at cost (7,491,844 shares in 2023 and 7,541,968 shares in 2022)	(208,227)	(209,571)
Total shareholders’ equity	995,480	954,062
Total liabilities and shareholders’ equity	$12,319,976	$11,662,864
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Interest and dividend income
Loans	$117,493	$62,474
Securities and other	14,823	12,349
Total interest and dividend income	132,316	74,823
Interest expense
Deposits	26,082	4,174
Borrowings	8,701	1,586
Total interest expense	34,783	5,760
Net interest income	97,533	69,063
Non-interest income
Deposit related fees	8,311	7,351
Loan fees and other	2,469	4,939
Gain on SBA loan sales	2,494	3,345
Wealth management fees	2,739	2,625
Total fee income	16,013	18,260
Other, net	359	3,166
Gain/(loss) on securities, net	234	(745)
Total non-interest income	16,606	20,681
Total net revenue	114,139	89,744
Provision expense/(benefit) for credit losses	8,999	(4,000)
Non-interest expense
Compensation and benefits	39,071	37,521
Occupancy and equipment	9,379	10,067
Technology and communications	9,471	8,527
Marketing and promotion	1,208	1,111
Professional services	3,277	2,692
FDIC premiums and assessments	1,426	987
Amortization of intangible assets	1,205	1,286
Acquisition, restructuring, and other expenses	(36)	18
Other	6,954	6,341
Total non-interest expense	71,955	68,550

Income before income taxes	$33,185	$25,194
Income tax expense	5,548	4,998
Net income	$27,637	$20,196

Basic earnings per common share	$0.63	$0.42
Diluted earnings per common share	$0.63	$0.42

Weighted average shares outstanding:
Basic	43,693	47,668
Diluted	44,036	48,067
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$27,637	$20,196
Other comprehensive income/(loss), before tax:
Changes in unrealized gain/(loss) on debt securities available-for-sale	23,968	(101,373)
Changes in unrealized gain on derivative hedges	5,798	—
Income taxes related to other comprehensive (loss):
Changes in unrealized gain/(loss) on debt securities available-for-sale	(6,224)	26,379
Changes in unrealized gain on derivative hedges	(1,556)	—
Total other comprehensive income/(loss)	21,986	(74,994)
Total comprehensive income/(loss)	$49,623	$(54,798)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	20,196	—	—	20,196
Other comprehensive (loss)	—	—	—	—	—	(74,994)	—	(74,994)
Total comprehensive income/(loss)	—	—	—	—	20,196	(74,994)	—	(54,798)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(6,152)	—	—	(6,152)
Treasury shares repurchased	(972)	—	—	—	—	—	(29,254)	(29,254)
Forfeited shares	(36)	—	70	983	—	—	(1,053)	—
Exercise of stock options	1	—	—	—	(4)	—	29	25
Restricted stock grants	139	—	161	(4,016)	—	—	3,855	—
Stock-based compensation	—	—	—	1,805	—	—	—	1,805
Other, net	(7)	—	3	—	—	—	(203)	(200)
Balance at March 31, 2022	47,792	$528	$1,423,679	$(10,284)	$(125,343)	$(78,237)	$(116,482)	$1,093,861

Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	27,637	—	—	27,637
Other comprehensive income	—	—	—	—	—	21,986	—	21,986
Total comprehensive income	—	—	—	—	27,637	21,986	—	49,623
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(8,008)	—	—	(8,008)
Treasury shares repurchased	(47)	—	—	—	—	—	(1,190)	(1,190)
Forfeited shares	(31)	—	87	834	—	—	(921)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	143	—	446	(4,352)	—	—	3,906	—
Stock-based compensation	—	—	—	1,196	—	—	—	1,196
Other, net	(15)	—	(153)	—	—	—	(451)	(604)
Balance at March 31, 2023	44,411	$528	$1,424,563	$(10,920)	$(51,398)	$(159,066)	$(208,227)	$995,480

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$27,637	$20,196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	8,999	(4,000)
Net (accretion)/amortization of securities	(42)	668
Change in unamortized net loan costs and premiums	309	560
Premises and equipment depreciation and amortization expense	2,223	2,479
Stock-based compensation expense	1,196	1,805
Accretion of purchase accounting entries, net	(47)	(677)
Amortization of other intangibles	1,205	1,286
Income from cash surrender value of bank-owned life insurance policies	(977)	(1,332)
(Gain) on SBA loan sales (1)	(2,494)	(3,345)
Securities (gains)/losses, net	(234)	745
Net change in loans held-for-sale	2,405	5,204
Amortization of interest in tax-advantaged projects	2,285	357
Net change in other	(5,151)	(10,595)
Net cash provided by operating activities	37,314	13,351

Cash flows from investing activities:
Net decrease in trading security	212	202
Purchases of securities available for sale	(28,899)	(386,636)
Proceeds from maturities, calls, and prepayments of securities available for sale	69,404	130,118
Proceeds from maturities, calls, and prepayments of securities held to maturity	8,380	23,853
Net change in loans (1)	(351,311)	(440,012)
Proceeds from surrender of bank-owned life insurance	—	429
Purchase of Federal Home Loan Bank stock	(183,155)	(116)
Proceeds from redemption of Federal Home Loan Bank stock	146,129	87
Purchase of premises and equipment, net	(753)	—
Net cash (used) by investing activities	(339,993)	(672,075)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2023	2022
(continued)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(259,724)	630,255
Proceeds from Federal Home Loan Bank advances and other borrowings	3,555,000	1,275
Repayments of Federal Home Loan Bank advances and other borrowings	(2,655,050)	(46)
Purchase of treasury stock	(1,190)	(29,254)
Exercise of stock options	—	25
Common stock cash dividends paid	(8,008)	(6,152)
Settlement of derivative contracts with financial institution counterparties	(7,142)	42,065
Net cash provided by financing activities	623,886	638,168

Net change in cash and cash equivalents	321,207	(20,556)

Cash and cash equivalents at beginning of period	685,355	1,627,807

Cash and cash equivalents at end of period	$1,006,562	$1,607,251

Supplemental cash flow information:
Interest paid on deposits	$25,267	$3,965
Interest paid on borrowed funds	6,163	1,588
Income taxes paid, net	4,412	2,694

Other non-cash changes:
Other net comprehensive income	$21,986	$(74,994)
Impact to retained earnings from adoption of ASU 2022-02	401	—
Properties transferred to held for sale	4,960	—
Reclassification of held-for-sale loans to held-for-investment, net	—	606
(1)    As of March 31, 2023, the (gain) on SBA loan sales is included in operating activities. For March 31, 2022, the (gain) on SBA loan sales was reclassified from net change in loans.

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recently Adopted Accounting Principles
Effective January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

The ASU eliminates the troubled debt restructuring (“TDR”) accounting model that was adopted with Topic 326, “Financial Instruments – Credit Losses” and enhances disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU requires prospective disclosure of current-period gross write-offs by year of origination. Refer to Note 4 – Loans and Allowance for Credit Losses for the new financial statement disclosures applicable under this update.

Future Application of Accounting Pronouncements
In March 2023, the FASB issued ASU No. 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force).” The guidance is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying investments in low-income housing tax credit structures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $6.9 million and $7.1 million, and a fair value of $6.6 million and $6.7 million, at March 31, 2023 and December 31, 2022, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2023 or December 31, 2022.

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2023
Securities available for sale
U.S Treasuries	$8,981	$—	$—	$8,981
Municipal bonds and obligations	65,849	749	(1,981)	64,617	—
Agency collateralized mortgage obligations	612,727	—	(86,778)	525,949	—
Agency mortgage-backed securities	628,243	1	(88,647)	539,597	—
Agency commercial mortgage-backed securities	261,167	—	(33,759)	227,408	—
Corporate bonds	43,349	66	(3,352)	40,063	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,620,971	883	(214,583)	1,407,271	—
Securities held to maturity
Municipal bonds and obligations	263,818	1,174	(19,260)	245,732	49
Agency collateralized mortgage obligations	124,335	—	(18,041)	106,294	—
Agency mortgage-backed securities	50,152	—	(8,511)	41,641	—
Agency commercial mortgage-backed securities	134,180	—	(22,781)	111,399	—
Tax advantaged economic development bonds	1,830	7	(103)	1,734	22
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	574,606	1,181	(68,696)	507,091	71
Marketable equity securities	15,036	—	(1,964)	13,072	—
Total	$2,210,613	$2,064	$(285,243)	$1,927,434	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2022
Securities available for sale
U.S Treasuries	$11,972	$1	$—	$11,973	$—
Municipal bonds and obligations	65,943	422	(3,030)	63,335	—
Agency collateralized mortgage obligations	631,732	—	(99,787)	531,945	—
Agency mortgage-backed securities	643,308	1	(96,996)	546,313	—
Agency commercial mortgage-backed securities	264,218	—	(35,750)	228,468	—
Corporate bonds	43,368	80	(2,938)	40,510	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,661,196	571	(238,567)	1,423,200	—
Securities held to maturity
Municipal bonds and obligations	266,793	691	(23,704)	243,780	66
Agency collateralized mortgage obligations	128,136	—	(20,420)	107,716	—
Agency mortgage-backed securities	50,958	—	(9,240)	41,718	—
Agency commercial mortgage-backed securities	135,206	—	(23,203)	112,003	—
Tax advantaged economic development bonds	2,069	8	(121)	1,956	25
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	583,453	699	(76,688)	507,464	91
Marketable equity securities	15,035	—	(2,179)	12,856	—
Total	$2,259,684	$1,270	$(317,434)	$1,943,520	$91

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2023 and 2022:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit)/provision for credit losses	(17)	(3)	(20)
Balance at March 31, 2023	$49	$22	$71

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
(Benefit)/provision for credit losses	(3)	(3)	(6)
Balance at March 31, 2022	$67	$32	$99

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

As of March 31, 2023, none of the Company's investment securities were delinquent or in non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$9,800	$9,801	$802	$803
Over 1 year to 5 years	10,863	10,694	2,222	2,218
Over 5 years to 10 years	52,127	49,259	34,563	34,659
Over 10 years	46,044	44,563	228,352	210,077
Total bonds and obligations	118,834	114,317	265,939	247,757
Mortgage-backed securities	1,502,137	1,292,954	308,667	259,334
Total	$1,620,971	$1,407,271	$574,606	$507,091

During the three months ended March 31, 2023, purchases of AFS securities totaled $28.9 million. During the three months ended March 31, 2023, there were no sales of AFS securities. During the three months ended March 31, 2022, purchases of AFS securities totaled $386.6 million. During the three months ended March 31, 2022, there were no sales of AFS securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2023

Securities available for sale
Municipal bonds and obligations	$356	$13,295	$1,625	$15,813	$1,981	$29,108
Agency collateralized mortgage obligations	250	9,999	86,528	515,950	86,778	525,949
Agency mortgage-backed securities	142	4,110	88,505	535,398	88,647	539,508
Agency commercial mortgage-backed securities	911	10,783	32,848	216,624	33,759	227,407
Corporate bonds	1,301	24,063	2,051	15,089	3,352	39,152
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$2,960	$62,250	$211,623	$1,299,169	$214,583	$1,361,419

Securities held to maturity
Municipal bonds and obligations	$633	$46,988	$18,627	$78,012	$19,260	$125,000
Agency collateralized mortgage obligations	1,065	37,271	16,976	69,023	18,041	106,294
Agency mortgage-backed securities	—	—	8,511	41,641	8,511	41,641
Agency commercial mortgage-backed securities	—	—	22,781	111,399	22,781	111,399
Tax advantaged economic development bonds	—	—	103	989	103	989
Total securities held to maturity	1,698	84,259	66,998	301,064	68,696	385,323

Total	$4,658	$146,509	$278,621	$1,600,233	$283,279	$1,746,742

December 31, 2022

Securities available for sale
Municipal bonds and obligations	$2,406	$36,696	$624	$2,763	$3,030	$39,459
Agency collateralized mortgage obligations	23,052	247,509	76,735	284,434	99,787	531,943
Agency mortgage-backed securities	3,124	37,540	93,872	508,683	96,996	546,223
Agency commercial mortgage-backed securities	9,885	96,396	25,865	132,043	35,750	228,439
Corporate bonds	1,709	25,657	1,229	9,929	2,938	35,586
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$40,176	$443,798	$198,391	$938,147	$238,567	$1,381,945

Securities held to maturity
Municipal bonds and obligations	$5,476	$125,494	$18,228	$38,341	$23,704	$163,835
Agency collateralized mortgage obligations	2,734	49,539	17,686	58,177	20,420	107,716
Agency mortgage-backed securities	300	2,419	8,940	39,299	9,240	41,718
Agency commercial mortgage-backed securities	447	9,713	22,756	102,290	23,203	112,003
Tax advantaged economic development bonds	1	142	120	1,008	121	1,150
Total securities held to maturity	8,958	187,307	67,730	239,115	76,688	426,422
Total	$49,134	$631,105	$266,121	$1,177,262	$315,255	$1,808,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2023:

AFS municipal bonds and obligations
At March 31, 2023, 30 of the 94 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 6.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2023, 243 of the 245 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2023, 136 of the 139 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 13.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2023, 14 of the 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 7.9% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At March 31, 2023, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At March 31, 2023, 94 of the 186 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 13.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2023, 13 of the 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.5% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2023, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.0% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2023, 1 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds was in unrealized loss positions. Aggregate unrealized losses represented 9.4% of the amortized cost of the security in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	March 31, 2023	December 31, 2022
Construction	$373,953	$319,452
Commercial multifamily	618,073	620,088
Commercial real estate owner occupied	695,890	640,489
Commercial real estate non-owner occupied	2,531,946	2,496,237
Commercial and industrial	1,517,556	1,445,236
Residential real estate	2,463,981	2,312,447
Home equity	222,393	227,450
Consumer other	258,175	273,910
Total loans	$8,681,967	$8,335,309

Allowance for credit losses	97,991	96,270
Net loans	$8,583,976	$8,239,039

During the three months ended March 31, 2023 and March 31, 2022, there were no loans reclassified to held for sale. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

The Company’s activity in the allowance for credit losses for loans for the three ended March 31, 2023 and March 31, 2022 was as follows:

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2023
Construction	$1,227	$—	$—	$—	$309	$1,536
Commercial multifamily	1,810	—	—	6	(118)	1,698
Commercial real estate owner occupied	10,739	24	(70)	45	(460)	10,278
Commercial real estate non-owner occupied	30,724	—	—	95	2,589	33,408
Commercial and industrial	18,743	(23)	(6,033)	305	7,172	20,164
Residential real estate	18,666	2	(31)	387	(1,434)	17,590
Home equity	2,173	—	(10)	26	131	2,320
Consumer other	12,188	(404)	(1,793)	176	830	10,997
Total allowance for credit losses	$96,270	$(401)	$(7,937)	$1,040	$9,019	$97,991

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended March 31, 2022
Construction	$3,206	$—	$—	$(701)	$2,505
Commercial multifamily	6,120	—	—	(349)	5,771
Commercial real estate owner occupied	12,752	(130)	209	(1,333)	11,498
Commercial real estate non-owner occupied	32,106	(4,884)	1,266	(2,674)	25,814
Commercial and industrial	22,584	(653)	1,288	(270)	22,949
Residential real estate	22,406	(164)	388	(4,814)	17,816
Home equity	4,006	—	134	(837)	3,303
Consumer other	2,914	(216)	137	6,984	9,819
Total allowance for credit losses	$106,094	$(6,047)	$3,422	$(3,994)	$99,475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$8,588	$7,043
Expense for credit losses	99	—
Balance at end of period	$8,687	$7,043

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$14,566	$177,174	$152,773	$26,327	$2,967	$145	$—	$—	$373,952
Special Mention	—	—	—	—	—	1	—	—	1
Substandard	—	—	—	—	—	—	—	—	—
Total	$14,566	$177,174	$152,773	$26,327	$2,967	$146	$—	$—	$373,953
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$3,938	$204,570	$57,851	$27,427	$99,583	$215,608	$990	$—	$609,967
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,609	—	5,497	—	—	8,106
Total	$3,938	$204,570	$57,851	$30,036	$99,583	$221,105	$990	$—	$618,073
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Risk rating
Pass	$25,216	$124,314	$127,750	$57,507	$102,523	$238,771	$3,002	$—	$679,083
Special Mention	—	4,281	—	387	3,855	—	—	—	8,523
Substandard	—	972	122	493	241	6,456	—	—	8,284
Total	$25,216	$129,567	$127,872	$58,387	$106,619	$245,227	$3,002	$—	$695,890
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$114,007	$630,920	$409,821	$173,271	$290,200	$818,573	$17,253	$—	$2,454,045
Special Mention	—	—	—	—	7,669	23,821	—	—	31,490
Substandard	—	—	660	7,137	5,890	32,724	—	—	46,411
Total	$114,007	$630,920	$410,481	$180,408	$303,759	$875,118	$17,253	$—	$2,531,946
Commercial and industrial:
Current period gross write-offs	$—	$—	$191	$669	$580	$4,593	$—	$—	$6,033

Risk rating
Pass	$56,776	$279,856	$142,925	$49,172	$60,597	$169,281	$699,241	$—	$1,457,848
Special Mention	175	—	1,210	1,290	2,597	1,805	6,342	—	13,419
Substandard	—	549	5,425	3,566	7,496	14,571	10,332	—	41,939
Doubtful	—	—	—	—	—	51	4,299	—	4,350
Total	$56,951	$280,405	$149,560	$54,028	$70,690	$185,708	$720,214	$—	$1,517,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$25	$—	$—	$—	$6	$—	$—	$31

Risk rating
Pass	$136,527	$1,008,711	$276,189	$94,488	$71,237	$862,274	$161	$—	$2,449,587
Special Mention	—	43	371	—	—	694	—	—	1,108
Substandard	—	159	331	434	1,485	10,877	—	—	13,286
Total	$136,527	$1,008,913	$276,891	$94,922	$72,722	$873,845	$161	$—	$2,463,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Construction
Risk rating
Pass	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452

Commercial multifamily:
Risk rating
Pass	$205,124	$61,032	$27,583	$100,696	$67,675	$149,633	$205	$—	$611,948
Special Mention	—	—	2,628	—	—	—	—	—	2,628
Substandard	—	—	—	—	5,512	—	—	—	5,512
Total	$205,124	$61,032	$30,211	$100,696	$73,187	$149,633	$205	$—	$620,088

Commercial real estate owner occupied:
Risk rating
Pass	$131,096	$127,270	$58,835	$82,576	$75,322	$154,056	$3,464	$—	$632,619
Special Mention	—	—	387	—	—	—	—	—	387
Substandard	1,003	122	31	282	1,056	4,989	—	—	7,483
Total	$132,099	$127,392	$59,253	$82,858	$76,378	$159,045	$3,464	$—	$640,489

Commercial real estate non-owner occupied:
Risk rating
Pass	$621,685	$410,359	$175,456	$333,783	$313,124	$530,322	$17,846	$—	$2,402,575
Special Mention	—	—	—	—	20,000	18,462	—	—	38,462
Substandard	—	—	7,237	13,623	15,610	18,730	—	—	55,200
Total	$621,685	$410,359	$182,693	$347,406	$348,734	$567,514	$17,846	$—	$2,496,237

Commercial and industrial:
Risk rating
Pass	$282,781	$147,070	$56,880	$67,975	$83,223	$99,367	$648,956	$—	$1,386,252
Special Mention	—	5,811	1,290	1,332	11,502	912	2,632	—	23,479
Substandard	204	496	3,640	8,139	1,981	2,799	10,581	—	27,840
Doubtful	—	—	—	—	—	56	7,609	—	7,665
Total	$282,985	$153,377	$61,810	$77,446	$96,706	$103,134	$669,778	$—	$1,445,236

Residential real estate
Risk rating
Pass	$997,981	$280,308	$96,548	$70,845	$138,894	$713,744	$165	$—	$2,298,485
Special Mention	—	364	—	861	202	707	—	—	2,134
Substandard	—	284	448	267	1,857	8,972	—	—	11,828
Total	$997,981	$280,956	$96,996	$71,973	$140,953	$723,423	$165	$—	$2,312,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$10	$—	$10

Payment performance
Performing	$—	$—	$111	$450	$—	$2,423	$217,685	$—	$220,669
Nonperforming	—	—	—	—	—	—	1,724	—	1,724
Total	$—	$—	$111	$450	$—	$2,423	$219,409	$—	$222,393

Consumer other:
Current period gross write-offs	$—	$1,510	$181	$7	$21	$74	$—	$—	$1,793

Payment performance
Performing	$11,962	$148,658	$26,235	$7,661	$11,125	$41,923	$9,556	$—	$257,120
Nonperforming	—	52	84	34	190	673	22	—	1,055
Total	$11,962	$148,710	$26,319	$7,695	$11,315	$42,596	$9,578	$—	$258,175

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Home equity:
Payment performance
Performing	$—	$114	$454	$—	$—	$17	$224,746	$—	$225,331
Nonperforming	—	—	—	—	—	—	2,119	—	2,119
Total	$—	$114	$454	$—	$—	$17	$226,865	$—	$227,450

Consumer other:
Payment performance
Performing	$161,157	$28,279	$8,312	$12,670	$27,608	$24,682	$9,070	$—	$271,778
Nonperforming	588	137	44	280	477	567	39	—	2,132
Total	$161,745	$28,416	$8,356	$12,950	$28,085	$25,249	$9,109	$—	$273,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at March 31, 2023 and December 31, 2022:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2023
Construction	$—	$1	$—	$1	$373,952	$373,953
Commercial multifamily	—	208	—	208	617,865	618,073
Commercial real estate owner occupied	265	—	2,785	3,050	692,840	695,890
Commercial real estate non-owner occupied	127	660	176	963	2,530,983	2,531,946
Commercial and industrial	2,174	2,555	13,596	18,325	1,499,231	1,517,556
Residential real estate	3,278	1,108	13,185	17,571	2,446,410	2,463,981
Home equity	599	172	2,093	2,864	219,529	222,393
Consumer other	1,982	1,082	2,093	5,157	253,018	258,175
Total	$8,425	$5,786	$33,928	$48,139	$8,633,828	$8,681,967

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2022
Construction	$—	$—	$—	$—	$319,452	$319,452
Commercial multifamily	—	214	—	214	619,874	620,088
Commercial real estate owner occupied	122	—	3,302	3,424	637,065	640,489
Commercial real estate non-owner occupied	143	—	191	334	2,495,903	2,496,237
Commercial and industrial	1,173	1,438	18,658	21,269	1,423,967	1,445,236
Residential real estate	3,694	2,134	11,724	17,552	2,294,895	2,312,447
Home equity	168	57	2,119	2,344	225,106	227,450
Consumer other	1,990	1,028	2,158	5,176	268,734	273,910
Total	$7,290	$4,871	$38,152	$50,313	$8,284,996	$8,335,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2023 and December 31, 2022:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended March 31, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	2,192	1,058	593	—
Commercial real estate non-owner occupied	176	66	—	—
Commercial and industrial	12,124	7,917	1,472	—
Residential real estate	9,720	6,120	3,465	—
Home equity	1,724	461	369	—
Consumer other	1,055	—	1,038	—
Total	$26,991	$15,622	$6,937	$—
The commercial and industrial loans nonaccrual amortized cost as of March 31, 2023 included medallion loans with a fair value of $0.5 million and a contractual balance of $10.2 million.

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended December 31, 2022
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

The following table summarizes information about total loans rated Special Mention or lower at March 31, 2023 and December 31, 2022. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	March 31, 2023	December 31, 2022
Non-Accrual	$26,991	$31,114
Substandard Accruing	99,551	88,665
Total Classified	126,542	119,779
Special Mention	55,751	68,127
Total Criticized	$182,293	$187,906

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2023
Construction	$—	$—	$—
Commercial multifamily		—	—
Commercial real estate owner occupied	1,066	—	—
Commercial real estate non-owner occupied	373	—	—
Commercial and industrial	185	—	8,946
Residential real estate	4,746	—	—
Home equity	462	—	—
Consumer other	—	—	—
Total loans	$6,832	$—	$8,946

December 31, 2022
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	2,793	—	—
Commercial real estate non-owner occupied	384	—	—
Commercial and industrial	288	—	16,931
Residential real estate	3,910	—	—
Home equity	501	—	—
Consumer other	2	—	—
Total loans	$7,878	$—	$16,931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modified Loans
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension and principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended March 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	10	—	—
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$387	$—	$—	$10	$—	—%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
March 31, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
March 31, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	1.25	87
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

There were no loans that had a payment default during the three months ended March 31, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Time less than $100,000	$621,894	$549,265
Time $100,000 through $250,000	877,486	642,600
Time more than $250,000	613,266	441,842
Total time deposits	$2,112,646	$1,633,707

NOTE 6.               BORROWED FUNDS

Borrowed funds at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$900,000	5.13%	$—	—%
Total short-term borrowings:	900,000	5.13	—	—
Long-term borrowings:
Advances from the FHLB and other borrowings	4,395	0.71	4,445	0.71
Subordinated borrowings	98,188	5.50	98,089	5.50
Junior subordinated borrowing - Trust I	15,464	6.77	15,464	6.54
Junior subordinated borrowing - Trust II	7,524	6.57	7,511	6.47
Total long-term borrowings:	125,571	5.55	125,509	5.52
Total	$1,025,571	5.18%	$125,509	5.52%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2023 and December 31, 2022. The Bank's available borrowing capacity with the FHLB was $1.7 billion and $1.5 billion for the periods ended March 31, 2023 and December 31, 2022.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank under this arrangement took place for the periods ended March 31, 2023 and December 31, 2022. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.4 billion and $0.6 billion for the periods ended March 31, 2023 and December 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at March 31, 2023. The advances outstanding at March 31, 2023 included amortizing advances totaling $4.4 million. There were no callable advances outstanding at December 31, 2022. The advances outstanding at December 31, 2022 included amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

A summary of maturities of FHLB advances as of March 31, 2023 is as follows:

	March 31, 2023
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2023	$900,000	5.13%
2024	21	—
2025	—	—
2026	548	2.20
2027 and beyond	3,826	0.50
Total FHLB advances	$904,395	5.11%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2023 and December 31, 2022, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.4 million for unamortized debt issuance costs as of March 31, 2023.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 6.77% and 6.54% at March 31, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 6.57% and 6.47% at March 31, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2023, the Company held derivatives with a total notional amount of $4.5 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $3.7 billion and $6.6 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.3 billion, risk participation agreements with dealer banks of $0.4 billion, and $1.5 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2023.

The Company had no pledged collateral to derivative counterparties in the form of cash as of March 31, 2023. The Company had pledged securities to derivative counterparties with an amortized cost of $11.4 million and a fair value of $11.2 million as of March 31, 2023. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at March 31, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans(1)	$600,000	2.6	4.64%	3.64%	$1,704
Interest rate collars on commercial loans	200,000	3.3			2,618
Total cash flow hedges	800,000				4,322

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,850	6.7	3.96%	5.09%	$(261)
Interest rate swaps on loans with commercial loan customers (1)	1,682,955	5.4	4.10%	5.93%	(68,090)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,682,955	5.4	5.93%	4.10%	33,841
Risk participation agreements with dealer banks	356,227	6.3			(106)
Forward sale commitments	1,505	0.2			15
Total economic hedges	3,730,492				(34,601)

Non-hedging derivatives:
Commitments to lend	6,587	0.2			26
Total non-hedging derivatives	6,587				26

Total	$4,537,079				$(30,253)
(1) Fair value estimates include the impact of $31.2 million settled to market contract agreements.

Information about derivative assets and liabilities at December 31, 2022, follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$400,000	2.7	4.09%	3.51%	$—
Forward-starting interest rate swaps on commercial loans	200,000	3.3	—%	3.90%	—
Interest rate collars on commercial loans	200,000	3.5			1,937
	800,000				1,937

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,062	6.9	4.49%	5.09%	$(193)
Interest rate swaps on loans with commercial loan customers	1,685,263	5.7	4.11%	5.55%	(95,114)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	5.55%	4.11%	50,267
Risk participation agreements with dealer banks	341,885	6.8			(89)
Forward sale commitments	927	0.2			8
Total economic hedges	3,720,400				(45,121)

Non-hedging derivatives:
Commitments to lend	4,114	0.2			17
Total non-hedging derivatives	4,114				17

Total	$4,524,514				$(43,167)
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

As of March 31, 2023, the Company had eight interest rate swap contracts with a notional value of $800.0 million as of March 31, 2023. The interest rate swaps have durations of two to three years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of March 31, 2023, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of three to four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest rate swaps on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$5,955	$—

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(157)	—

Net tax benefit on items recognized in accumulated other comprehensive income	(1,556)	—

Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$4,242	$—
Net interest expense recognized on hedged commercial loans	$1,293	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of March 31, 2023, the Company has an interest rate swap with a $6.9 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of March 31, 2023. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(68)	$432

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	27,024	(78,698)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	867

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(27,024)	78,698

Risk participation agreements:
Unrealized (loss) recognized in other non-interest income	(16)	(108)

Forward commitments:
Unrealized gain/(loss) recognized in other non-interest income	7	(127)

Non-hedging derivatives
Commitments to lend
Unrealized gain/(loss) recognized in other non-interest income	$9	$(106)
Realized gain in other non-interest income	39	252

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

The Company had net asset positions with its financial institution counterparties totaling $37.0 million and $51.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company had net asset positions with its commercial banking counterparties totaling $7.3 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company had net liability positions with its financial institution counterparties totaling $3.3 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company had net liability positions with its commercial banking counterparties totaling $71.1 million and $96.1 million as of March 31, 2023 and December 31, 2022. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2023 and December 31, 2022:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
March 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,303	$(34,283)	$37,020	$—	$—	$37,020
Commercial counterparties	7,283	—	7,283	—	—	7,283
Total	$78,586	$(34,283)	$44,303	$—	$—	$44,303

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
March 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(3,290)	$6	$(3,284)	$11,199	$—	$7,915
Commercial counterparties	(74,104)	3,052	(71,052)	—	—	(71,052)
Total	$(77,394)	$3,058	$(74,336)	$11,199	$—	$(63,137)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$96,295	$(45,046)	$51,249	$—	$—	$51,249
Commercial counterparties	975	—	975	—	—	975
Total	$97,270	$(45,046)	$52,224	$—	$—	$52,224

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(1,271)	$36	$(1,235)	$11,973	$—	$10,738
Commercial counterparties	(102,595)	6,507	(96,088)	—	—	(96,088)
Total	$(103,866)	$6,543	$(97,323)	$11,973	$—	$(85,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2023, lease expiration dates ranged from 1 month to 17 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$49,074	$46,411
Finance lease right-of-use assets	Premises and equipment, net	5,988	6,151
Total Lease Right-of-Use Assets		$55,062	$52,562

Lease Liabilities
Operating lease liabilities	Other liabilities	$55,261	$53,736
Finance lease liabilities	Other liabilities	9,127	9,306
Total Lease Liabilities		$64,388	$63,042

Supplemental information related to leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.9	9.3
Finance leases	11.6	11.8

Weighted-Average Discount Rate
Operating leases	2.72%	2.56%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2023 was $2.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended March 31, 2022 was $2.6 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,273	$2,614
Operating cash flows from finance leases	113	120
Financing cash flows from finance leases	147	138

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2023:

(In thousands)	Operating Leases	Finance Leases
2023	$7,226	$777
2024	9,023	1,039
2025	7,371	1,039
2026	6,439	1,039
2027	5,821	1,039
Thereafter	25,889	7,077
Total undiscounted lease payments	61,769	12,010
Less amounts representing interest	(6,508)	(2,883)
Lease liability	$55,261	$9,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2023	December 31, 2022	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.4%	14.6%	8.0%
Common equity tier 1 capital to risk-weighted assets	12.1	12.4	4.5
Tier 1 capital to risk-weighted assets	12.4	12.6	6.0
Tier 1 capital to average assets	9.9	10.2	4.0

	March 31, 2023	December 31, 2022	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.2%	13.6%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	12.2	12.6	4.5	6.5
Tier 1 capital to risk-weighted assets	12.2	12.6	6.0	8.0
Tier 1 capital to average assets	9.8	10.2	4.0	5.0

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

At March 31, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2023 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(212,919)	$(236,887)
Net unrealized (loss) on cash flow hedging derivatives	(869)	(6,667)
Net unrealized holding (loss) on pension plans	(844)	(844)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	55,105	61,329
Net unrealized tax benefit on cash flow hedging derivatives	233	1,789
Net unrealized tax benefit on pension plans	228	228
Accumulated other comprehensive loss	$(159,066)	$(181,052)

The following table presents the components of other comprehensive (loss) for the three months ended March 31, 2023 and 2022:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net unrealized holding gain on AFS securities:	x
Net unrealized gains arising during the period	$23,968	$(6,224)	$17,744
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	23,968	(6,224)	17,744

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	5,955	(1,598)	4,357
Less: reclassification adjustment for (losses) realized in net income	157	(42)	115
Net unrealized gain on cash flow hedging derivatives	5,798	(1,556)	4,242
Other comprehensive income	$29,766	$(7,780)	$21,986

Three Months Ended March 31, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(101,373)	$26,379	$(74,994)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(101,373)	26,379	(74,994)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive (loss)	$(101,373)	$26,379	$(74,994)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three months ended March 31, 2023 and 2022:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2023
Balance at Beginning of Period	$(175,557)	$(4,878)	$(617)	$(181,052)
Other comprehensive (loss) before reclassifications	17,744	4,357	—	22,101
Less: amounts reclassified from accumulated other comprehensive (loss)	—	115	—	115
Total other comprehensive (loss)	17,744	4,242	—	21,986
Balance at End of Period	$(157,813)	$(636)	$(617)	$(159,066)

Three Months Ended March 31, 2022
Balance at Beginning of Period	$(1,398)	$(1,845)	$—	$(3,243)
Other comprehensive (loss) before reclassifications	(74,994)	—	—	(74,994)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Total other comprehensive income	(74,994)	—	—	(74,994)
Balance at End of Period	$(76,392)	$(1,845)	$—	$(78,237)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2023 and 2022:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2023	2022	is Presented
Realized (losses) on cash flow hedging derivatives:
	157	—	Interest expense
	—	—	Non-interest expense
	(42)	—	Tax benefit
Total reclassifications for the period	$115	$—	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income	$27,637	$20,196

Average number of common shares issued	51,903	51,903
Less: average number of treasury shares	7,488	3,494
Less: average number of unvested stock award shares	722	741
Average number of basic shares outstanding	43,693	47,668
Plus: dilutive effect of unvested stock award shares	343	392
Plus: dilutive effect of stock options outstanding	—	7
Average number of diluted shares outstanding	44,036	48,067

Basic earnings per common share:	$0.63	$0.42
Diluted earnings per common share:	$0.63	$0.42

For the three months ended March 31, 2023, 380 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2022, 366 thousand shares of unvested restricted stock and 71 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2023 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2022	704	$22.85	49	$26.46
Granted	143	30.36	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(96)	23.00	—	—
Forfeited	(31)	26.82	—	—
Expired	—	—	—	—
March 31, 2023	720	$24.56	49	$26.46

During the three months ended March 31, 2023, there were no stock option exercises. During the three months ended March 31, 2022, proceeds from stock option exercises totaled $25 thousand. During the three months ended March 31, 2023 and March 31, 2022, there were 96 thousand and 63 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.2 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,584	$6,584
Securities available for sale:
U.S Treasuries	8,981	—	—	8,981
Municipal bonds and obligations	—	64,617	—	64,617
Agency collateralized mortgage obligations	—	525,949	—	525,949
Agency residential mortgage-backed securities	—	539,597	—	539,597
Agency commercial mortgage-backed securities	—	227,408	—	227,408
Corporate bonds	—	36,263	3,800	40,063
Other bonds and obligations	—	656	—	656
Equity securities	13,072	—	—	13,072
Loans held for investment at fair value	—	—	460	$460
Loans held for sale	—	1,906	—	1,906
Derivative assets	—	43,615	41	43,656
Capitalized servicing rights	—	—	1,666	1,666
Derivative liabilities	—	73,909	—	73,909

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,708	$6,708
Securities available for sale:
U.S Treasuries	11,973	—	—	11,973
Municipal bonds and obligations	—	63,335	—	63,335
Agency collateralized mortgage obligations	—	531,945	—	531,945
Agency residential mortgage-backed securities	—	546,313	—	546,313
Agency commercial mortgage-backed securities	—	228,468	—	228,468
Corporate bonds	—	36,510	4,000	40,510
Equity securities	12,856	—	—	12,856
Loans held for investment at fair value	—	—	605	605
Loans held for sale	—	942	—	942
Derivative assets	—	54,216	25	54,241
Capitalized servicing rights	—	—	1,846	1,846
Derivative liabilities	—	97,030	—	97,030

There were no transfers between levels during the three months ended March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Securities at Fair Value. The Company holds one security designated as a trading security. It is a tax-advantaged economic development bond issued to the Company by a local nonprofit which provides wellness and health programs. The fair value of this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security; therefore, the security meets the definition of a Level 3 security. The discount rate used in the valuation of the security is sensitive to movements in the 3-month LIBOR rate.

Securities Available for Sale and Equity Securities. Equity securities classified as Level 1 consist of publicly-traded equity securities for which the fair values can be obtained through quoted market prices in active exchange markets. Equity securities classified as Level 2 consist of securities with infrequent trades in active exchange markets, and pricing is primarily sourced from third party pricing services. AFS securities classified as Level 1 consist of U.S. Treasury securities. AFS securities classified as Level 2 include most of the Company’s debt securities. The pricing on Level 2 and Level 3 was primarily sourced from third party pricing services, overseen by management, and is based on models that consider standard input factors such as dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and condition, among other things. Level 3 pricing includes inputs unobservable to market participants.

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2023.

			Aggregate Fair Value
March 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$460	$10,213	$(9,753)

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$605	$10,948	$(10,343)

Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$1,906	$1,882	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$942	$927	$15
The changes in fair value of loans held for sale for the three months ended March 31, 2023, were gains of $9 thousand. During the three months ended March 31, 2023, originations of loans held for sale totaled $7.0 million and sales of loans originated for sale totaled $6.4 million.

The changes in fair value of loans held for sale for the three months ended March 31, 2022, were losses of $175 thousand. During the three months ended March 31, 2022, originations of loans held for sale totaled $7.4 million and sales of loans originated for sale totaled $13.1 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized (loss)/gain, net recognized in other non-interest income	88	—	(129)	34	7	(180)
Unrealized gain included in accumulated other comprehensive income	—	(200)	—	—	—	—
Paydown of asset	(212)	—	(16)	—	—	—
Transfers to held for sale loans	—	—	—	(25)	—	—
March 31, 2023	$6,584	$3,800	$460	$26	$15	$1,666

Unrealized (loss)/gain relating to instruments still held at March 31, 2023	$(266)	$(200)	$—	$26	$15	$—

		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(354)	—	209	70	(127)	(180)
Unrealized gain included in accumulated other comprehensive loss	—	(10)	—	—	—	—
Paydown of asset	(202)	—	(212)	—	—	—
Transfers to held for sale loans	—	—	—	(176)	—	—
March 31, 2022	$7,798	$4,020	$1,197	$18	$7	$1,786

Unrealized gain relating to instruments still held at March 31,2022	$121	$20	$—	$18	$7	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,584	Discounted Cash Flow	Discount Rate	5.47%
AFS Securities	3,800	Indication from Market Maker	Price	95.00%
Loans held for investment	460	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $20.3
Commitments to lend	26	Historical Trend	Closing Ratio	80.43%
		Pricing Model	Origination Costs, per loan	$2
Forward commitments	15	Historical Trend	Closing Ratio	80.43%
		Pricing Model	Origination Costs, per loan	$2
Capitalized servicing rights	1,666	Discounted cash flow	Constant Prepayment Rate (CPR)	11.15%
			Discount Rate	9.56%
Total	$12,551

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,708	Discounted Cash Flow	Discount Rate	5.92%
AFS Securities	4,000	Indication from Market Maker	Price	101.00%
Loans held for investment	605	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $20.4
Commitments to lend	17	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Forward commitments	8	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Capitalized servicing rights	1,846	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.07%
			Discount Rate	9.56%
Total	$13,184

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

	March 31, 2023	Fair Value Measurement Date	December 31, 2022	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$6,139	March 2023	$14,571	December 2022
Loans held for sale	—	March 2023	3,369	December 2022
Capitalized servicing rights	11,436	March 2023	11,201	December 2022
Total	$17,575		$29,141

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$6,139	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 77.72% ((53.93)%)
			Appraised Value	$0 to $2,160 ((-828.74))
Capitalized servicing rights	11,436	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.81% to 13.18% (11.15%)
			Discount Rate	9.60% to 17.77% (14.83%)
Total	$17,575
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$14,571	Fair Value of Collateral	Discounted Cash Flow - loss severity	(100.00)% to 74.74% ((40.02)%)
			Appraised Value	$0 to $2,160 ($643)
Loans held for sale	3,369	Fair Value of Collateral	Appraised Value	$3,369
Capitalized servicing rights	11,201	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.81% to 13.18% (10.94%)
			Discount Rate	9.59% to 22.70% (16.83%)
Total	$29,141
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2023 and December 31, 2022.

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

	March 31, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,006,562	$1,006,562	$1,006,562	$—	$—
Trading securities	6,584	6,584	—	—	6,584
Equity securities	13,072	13,072	13,072	—	—
Securities available for sale	1,407,271	1,407,271	8,981	1,394,490	3,800
Securities held to maturity	574,606	507,091	—	505,357	1,734
Federal Home Loan Bank stock	44,245	N/A	N/A	N/A	N/A
Net loans	8,583,976	8,553,066	—	—	8,553,066
Loans held for sale	1,906	1,906	—	1,906	—
Accrued interest receivable	49,464	49,464	—	49,464	—
Derivative assets	43,656	43,656	—	43,615	41
Financial Liabilities
Total deposits	$10,067,545	$10,034,068	$—	$10,034,068	$—
Short-term debt	900,000	900,141	—	900,141	—
Long-term Federal Home Loan Bank advances and other	4,395	2,895	—	2,895	—
Subordinated borrowings	121,176	97,742	—	97,742	—
Derivative liabilities	73,909	73,909	—	73,909	—

	December 31, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$685,355	$685,355	$685,355	$—	$—
Trading securities	6,708	6,708	—	—	6,708
Equity securities	12,856	12,856	12,856	—	—
Securities available for sale and other	1,423,200	1,423,200	11,973	1,407,227	4,000
Securities held to maturity	583,453	507,464	—	505,508	1,956
Federal Home Loan Bank stock	7,219	N/A	N/A	N/A	N/A
Net loans	8,239,039	8,194,110	—	—	8,194,110
Loans held for sale	4,311	4,311	—	942	3,369
Accrued interest receivable	46,868	46,868	—	46,868	—
Derivative assets	54,241	54,241	—	54,216	25
Financial Liabilities
Total deposits	$10,327,269	$10,283,543	$—	$10,283,543	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	4,445	2,782	—	2,782	—
Subordinated borrowings	121,064	110,853	—	110,853	—
Derivative liabilities	97,030	97,030	—	97,030	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. NET INTEREST INCOME AFTER PROVISION/(BENEFIT) FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net interest income	$97,533	$69,063
Provision/(benefit) for credit losses	8,999	(4,000)
Net interest after provision for credit losses	$88,534	$73,063

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the
	Three Months Ended March 31,
	2023	2022
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.63	$0.42
Operating earnings per common share, diluted (1)(2)	0.63	0.43
Net income, (thousands)	27,637	20,196
Operating net income, (thousands) (1)(2)	27,608	20,789
Net interest income, non FTE	97,533	69,063
Net interest income, FTE (4)	99,441	70,587
Total common shares outstanding, (thousands)	44,411	47,792
Average diluted shares, (thousands)	44,036	48,067
Total book value per common share	22.42	22.89
Tangible book value per common share (2)	21.89	22.30
Dividends per common share	0.18	0.12
Dividend payout ratio	28.98%	30.46%

PERFORMANCE RATIOS (3)
Return on equity	9.11%	6.79%
Operating return on equity (1)(2)	9.10	6.99
Return on tangible common equity (1)(2)	9.59	7.29
Operating return on tangible common equity (1)(2)	9.59	7.49
Return on assets	0.94	0.70
Operating return on assets (1)(2)	0.94	0.72
Net interest margin, FTE (4)	3.58	2.61
Efficiency ratio (1)(2)	59.51	72.61

FINANCIAL DATA (in millions, end of period)
Total assets	$12,320	$12,097
Total earning assets	11,615	11,401
Total loans	8,682	7,267
Total deposits	10,068	10,699
Loans/deposits (%)	86%	68%
Total shareholders' equity	995	1,094

ASSET QUALITY
Allowance for credit losses, (millions)	$98	$99
Net charge-offs, (millions)	(7)	(3)
Net charge-offs (QTD annualized)/average loans	0.32%	0.15%
Provision expense/(benefit), (millions)	$9	$(4)
Non-accruing loans/total loans	0.31%	0.41%
Allowance for credit losses/non-accruing loans	363	335
Allowance for credit losses/total loans	1.13	1.37

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.1%	13.9%
Tier 1 capital leverage ratio	9.9	10.3
Tangible common shareholders' equity/tangible assets (2)	7.9	8.8

____________________________________________________________________________________________
(1)  Operating measurements are non-GAAP financial measures that are adjusted to exclude net non-operating charges primarily related to acquisitions and restructuring activities. Refer to "Reconciliation of Non-GAAP Financial Measures" for additional information.
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,166	$61	5.88%	$3,651	$31	3.35%
Commercial and industrial loans	1,527	26	6.92	1,373	14	4.14
Residential mortgages	2,283	21	3.70	1,436	13	3.56
Consumer loans	539	10	7.24	514	5	4.24
Total loans (1)	8,515	118	5.57	6,974	63	3.61
Investment securities (2)	2,261	13	2.23	2,649	13	1.95
Short-term investments & loans held for sale (3)	313	3	4.24	1,202	—	0.17
Total interest-earning assets	11,089	134	4.85	10,825	76	2.82
Intangible assets	24		x	29		X
Other non-interest earning assets	692		x	639
Total assets	$11,805			$11,493

Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,706	$—	—%	$2,968	$—	—%
NOW and other	1,456	6	1.64	1,456	—	0.04
Money market	2,659	10	1.59	2,871	1	0.16
Savings	1,047	—	0.10	1,117	—	0.03
Time	1,808	10	2.13	1,624	3	0.71
Total deposits	9,676	26	1.09	10,036	4	0.17
Borrowings and notes (4)	688	9	5.06	122	2	5.21
Total funding liabilities	10,364	35	1.36	10,158	6	0.23
Other non-interest earning liabilities	227			146
Total liabilities	10,591			10,304

Total common shareholders' equity	1,214			1,189
Total shareholders’ equity (2)	1,214			1,189
Total liabilities and stockholders’ equity	$11,805			$11,493
Net interest margin, FTE			3.58			2.61

Total average non-maturity deposits	7,868			8,412

Supplementary data
Net Interest Income, non FTE	$97.533			$69.063
FTE income adjustment (5)	1.908			1.524
Net Interest Income, FTE	$99.441			$70.587

(1)     The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)     The average balance for securities available for sale is based on amortized cost. The average balance of equity also reflects this adjustment.
(3)     Interest income on loans held for sale is included in loan interest income on the income statement.
(4)     The average balances of borrowings include the capital lease obligation presented under other liabilities on the consolidated balance sheet.
(5)    Fully taxable equivalent considers the impact of tax advantaged investment securities and loans. The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.

NON-GAAP FINANCIAL MEASURES
This document contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. A reconciliation of non-GAAP financial measures to GAAP measures is provided below. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. An item which management excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earnings information set forth is not necessarily comparable to non- GAAP information which may be presented by other companies. Each non-GAAP measure used by the Company in this report as supplemental financial data should be considered in conjunction with the Company’s GAAP financial information.

The Company utilizes the non-GAAP measure of operating earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include merger costs, restructuring costs, goodwill impairment, and discontinued operations. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales.

The Company also calculates operating earnings per share based on its measure of operating earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Expense adjustments in 2023 and 2022 were primarily related to branch consolidations. For 2022, net losses on securities were primarily due to unrealized equity securities losses due to changes in market conditions. As of March 31, 2023 securities gains/(losses) are included in operating income.

Management believes that the computation of non-GAAP operating earnings and operating earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2023	2022
GAAP Net income		$27,637	$20,196
Adj: Net losses on securities (1)		—	745
Adj: Restructuring and other expense		(36)	18
Adj: Income taxes		7	(170)
Total operating income (non-GAAP) (2)	(A)	$27,608	$20,789

GAAP Total revenue		$114,139	$89,744
Adj: Losses on securities, net (1)		—	745
Total operating revenue (non-GAAP) (2)	(B)	$114,139	$90,489

GAAP Total non-interest expense		$71,955	$68,550
Less: Total non-operating expense (see above)		36	(18)
Operating non-interest expense (non-GAAP) (2)	(C)	$71,991	$68,532

(In millions, except per share data)
Total average assets	(D)	$11,805	$11,493
Total average shareholders’ equity	(E)	1,214	1,189
Total average tangible shareholders’ equity (2)	(F)	1,190	1,160
Total tangible shareholders’ equity, period-end (2)(3)	(H)	972	1,066
Total tangible assets, period-end (2)(3)	(J)	12,297	12,069
Total common shares outstanding, period-end (thousands)	(K)	44,411	47,792
Average diluted shares outstanding (thousands)	(L)	44,036	48,067

Earnings per common share, diluted		$0.63	$0.42
Operating earnings per common share, diluted (2)	(A/L)	0.63	0.43
Book value per common share, period-end		22.42	22.89
Tangible book value per common share, period-end (2)	(H/K)	21.89	22.30
Total shareholders' equity/total assets		8.08	9.04
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	7.91	8.83
		x
Performance ratios (4)		x
GAAP return on equity		9.11%	6.79%
Operating return on equity (2)	(A/E)	9.10	6.99
Return on tangible common equity (2)(5)		9.59	7.29
Operating return on tangible common equity (2)(5)	(A+O)/(F)	9.59	7.49
GAAP return on assets		0.94	0.70
Operating return on assets (2)	(A/D)	0.94	0.72
Efficiency ratio (2)	(C-O)/(B+M+P)	59.51	72.61
(in thousands)
Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (6)	(M)	$2,897	$596
Non-interest income tax-credit investments amortization (7)	(N)	(2,285)	(357)
Net income on tax-credit investments	(M+N)	612	239

Intangible amortization	(O)	1,205	1,286
Fully taxable equivalent income adjustment	(P)	1,908	1,524
_____________________________________________________________________________________________

(1)     As of March 31, 2023, securities gains/(losses) are included in operating income. Net securities losses for the period ending March 31, 2022 include the change in fair value of the Company's equity securities in compliance with the Company's adoption of ASU 2016-01.
(2)    Non-GAAP financial measure.
(3)    Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.
(4)     Ratios are annualized and based on average balance sheet amounts, where applicable.
(5)     Operating return on tangible common equity is computed by dividing the total operating income adjusted for the tax-affected amortization of intangible assets, assuming a 27% marginal rate, by tangible equity.
(6)     The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in historic rehabilitation, low-income housing, new markets and solar.
(7)     The non-interest income amortization is the reduction to the tax-advantaged commercial project investments, which are incurred as the tax credits are generated.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2023 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”). Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. The Bank seeks to transform what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being a leading socially responsible omni-channel community bank in New England and beyond. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $12.3 billion in assets and operates 100 branch offices in New England and New York.

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

SUMMARY

Berkshire recorded first quarter net income in 2023 of $27.6 million, or $0.63 per share, compared to $20.2 million, or $0.42 per share, in 2022. Year-over-year improvement included the benefit of loan growth, higher market interest rates, meaningful expense control, and share repurchases.

The Company’s first quarter return on assets improved year-over-year to 0.94% from 0.70%. Return on tangible common equity rose to 9.6% from 7.3%. First quarter FTE net interest income improved to $99.4 million from $70.6 million. The net interest margin increased by 97 basis points to 3.58% from 2.61%.

Average total earning assets increased year-over-year in the first quarter by $264 million, reflecting a $1.5 billion increase in average loans which was partially offset by decreases of $388 million in average investment securities and $889 million in average short-term investments and loans held for sale. Average total funding liabilities increased $206 million, reflecting a $566 million increase in average borrowings which was partially offset by a $360 million reduction in average deposits.

Compared to the year-ago quarter, non-interest income decreased by $4.1 million and non-interest expense increased by $3.4 million. The first quarter efficiency ratio was 59.5% in 2023 compared to 72.6% in 2022.

The first quarter provision for credit losses on loans totaled $9.0 million in 2023, compared to a benefit totaling $4.0 million in 2022. The first quarter annualized ratio of net loan charge-offs to average loans was 0.32% in 2023 compared to 0.15% in 2022. The allowance for credit losses on loans was $98.0 million at March 31, 2023, a $1.7 million increase from December 31, 2022. Non-performing assets totaled $29.5 million March 31, 2023, a $3.9 million decrease from December 31, 2022. At March 31, 2023, the allowance for credit losses on loans measured 1.13% of total loans in 2023 compared to 1.15% at December 31, 2022.

Berkshire’s total stockholders’ equity was $995 million at March 31, 2023, a $41 million increase from December 31, 2022. Stockholders’ equity as a percentage of total assets was 8.1% at March 31, 2023 compared to 8.2% at December 31, 2022. For these dates, tangible common equity as a percentage of tangible assets was 7.9% and 8.0% respectively. The total risk-based capital was 14.4% at March 31, 2023, compared to 14.6% at December 31, 2022.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

Net Interest Income

Net interest income and net interest margin are affected by many factors, including: changes in average balances; interest rate fluctuations and the slope of the yield curve; sales of loans and securities; residential mortgage loan and mortgage-backed security prepayment rates; product pricing; competitive forces; the relative mix, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; hedging activities; and asset quality.

In response to persistent high inflation, the Federal Reserve Board increased the target federal funds rate over the last five quarters. The target rate averaged 4.69% in the first quarter of 2023, compared to 0.30% in the same quarter of 2022. The average five-year treasury rate was 3.80% and 1.83% for these respective periods.

The first quarter net interest margin increased year-over-year by 97 basis points to 3.58% from 2.61%. This improvement reflected the reinvestment of funds from lower yielding investments into higher yielding loans, along with the positive interest rate sensitivity of the Company’s interest rate risk profile in the environment of rising market interest rates.

First quarter FTE net interest income increased year-over-year by $28.9 million. Total interest income increased $57.5 million and total interest expense increased $29.0 million. The FTE interest adjustment increased $384 thousand.

In the first quarter, average total earning assets increased year-over-year by $264 million, reflecting a $1.5 billion increase in average loans which was partially offset by decreases of $388 million in average investment securities and $889 million in average short-term investments and loans held for sale. The increase in average loans was primarily due to a $515 million increase in average commercial real estate loans and an $847 million increase in average residential mortgages, reflecting growth in originations staff and increased market demand for commercial loans.

Average total loans, average securities and average short-term investments and loans held for sale comprised 77%, 20% and 3%, respectively, of average total earning assets in the first quarter of 2023, compared to 64%, 25% and 11%, respectively, in the first quarter of 2022. In the current quarter, the yields on these portfolios were 5.57%, 2.23%, and 4.24% respectively, compared to 3.61%, 1.95%, and 0.17% in the same quarter of 2022. At March 31, 2023, approximately 41% of the Company’s loan portfolio was comprised of loans repricing within three months.

Average total funding liabilities increased $206 million, reflecting a $566 million increase in average borrowings which was partially offset by a $360 million reduction in average deposits. The increase in borrowings was primarily due to higher borrowings from the Federal Home Loan Bank of Boston, including further fortifying on-balance sheet liquidity with higher cash balances due to market conditions in March 2023.

Average non-interest bearing deposits decreased $262 million, average NOW and other interest-bearing transaction accounts were stable, average money market deposits decreased $212 million, and average savings deposits decreased $70 million. Average time deposits increased $184 million. Deposit shifts reflected the migration of some balances from lower yielding accounts to higher yielding accounts in and out of the Bank, as well as the spend-down by customers of excess liquidity accumulated during the pandemic.

Average total deposits comprised 93% and 99% of average total funding liabilities in the first quarters of 2023 and 2022, respectively. As a percentage of average deposits, in the first quarter of 2023, average non-interest bearing deposits measured 28%, average NOW and other interest-bearing transaction accounts measured 15%, average money market deposits were 27%, average savings accounts were 11%, and average time deposits were 19%. The comparable percentages in the year-ago quarter were respectively 30%, 14%, 29%, 11%, and 16% respectively.

The 113 basis point increase to 1.36% in the rate paid on average total funding liabilities in the first quarter of 2023 compared to 2022 primarily reflects the increase in market interest rates. The rate paid on average total deposits increased 92 basis points, reflecting higher interest rates paid and the shift in the mix of deposits. Higher deposit costs included increases of 160 basis points in the cost of NOW and other interest-bearing transaction deposits, 7 basis points in the cost of savings deposits, 143 basis points in the cost of money market deposits, and 142 basis points in the cost of time deposits.

Non-Interest Income

Total first quarter non-interest income decreased $4.1 million year-over-year. This was primarily due to a $2.5 million decrease in loan related fees and a $2.8 million decrease in the category of other non-interest income. The decrease in loan related fees was primarily due to a $2.6 million decrease in commercial loan interest rate swap fee income. The decrease in other non-interest income was primarily due to a $1.9 million increase in the amortization of tax credit investments which was more than offset by credits benefiting income tax expense reflecting increased tax credit investments.

Deposit related fee income increased year-over-year by $960 thousand. SBA loan sale gains decreased by $851 thousand reflecting lower volume and premiums. The Company recorded $234 thousand in securities gains in the first quarter of 2023 compared to losses of $745 thousand in the first quarter of 2022. These items primarily reflected the impact of changes in interest rates on the fair values of the bond portfolio during these periods.

Provision for Credit Losses

The provision was a charge of $9.0 million in the first quarter of 2023 compared to a benefit of $4.0 million in the first quarter of 2022. The provision in 2023 included the impact on the allowance for expected credit losses on loans related to loan portfolio growth. The benefit in 2022 reflected lower expected credit losses last year as a result of an improved outlook as pandemic related credit loss expectations declined. The Company recorded first quarter net loan charge-offs of $6.9 million in 2023 compared to $2.6 million in 2022.

Non-Interest Expense

Total first quarter non-interest expense increased year-over-year by $3.4 million. Compensation and benefits expense increased by $1.6 million due primarily to higher salary expense, including increased front-line bankers. Occupancy and equipment costs decreased $688 thousand reflecting benefits from real estate rationalization initiatives. Technology and communications expense increased $944 thousand including higher core system costs and increased software license and support costs as the Company invests in an enhanced digital customer experience. Professional services expense increased $585 thousand primarily due to consulting and other professional costs. Increases in other costs included $439 thousand in higher FDIC insurance expense due to higher premium rates in 2023 and $359 thousand in higher loan workout costs. The first quarter efficiency ratio improved year-over-year to 59.5% from 72.6% reflecting positive operating leverage driven by growth in net interest income.

Income Tax Expense

The Company’s effective income tax rate was 16.7% in the current quarter, compared to 18.7% for the full-year of 2022. This primarily reflected benefit from increased tax credit investments. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; (iii) tax credit investment benefits; and (iv) state income taxes.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2023 AND DECEMBER 31, 2022

General

Total assets at March 31, 2023 were $12.3 billion, a $657 million increase from December 31, 2022, primarily reflecting increases of $321 million in cash and equivalents and $347 million in total loans. The Company increased cash and equivalents, primarily through borrowing, due to market conditions near the end of the quarter. The increase in loans included commercial real estate, commercial and industrial, and residential mortgage loans. The portfolio of investment securities increased $12 million from December 31, 2022.

Total liabilities at March 31, 2023 were $11.3 billion, a $616 million increase from December 31, 2022, primarily reflecting $900 million in higher borrowings, which were partially offset by a $260 million decrease in deposits.

Total stockholders’ equity was $995 million at March 31, 2023, a $41 million increase from December 31, 2022. As a percentage of total assets, stockholders’ equity was 8.1% and 8.2% at those respective dates. Tangible common equity as a percentage of tangible assets was 7.9% and 8.0% for those dates. The Company’s Common Equity Tier 1 (“CET1”) ratio measured 12.1% at quarter-end, compared to 12.4% at year-end 2022.

Loans

Total loans measured $8.7 billion at March 31, 2022, increasing by $347 million during the quarter across most major categories except consumer loans. Loan growth reflected ongoing originations and increased lending under commercial credit commitments.

Commercial loans totaled $5.7 billion at March 31, 2023, a $216 million increase from December 31, 2022. Commercial real estate loans increased by $144 million, including construction loans which increased by $55 million. Commercial and industrial loans increased by $72 million. The ratio of non-accrual commercial loans to total commercial loans was 0.25% at March 31, 2023 compared to 0.35% at December 31, 2022. Non-performing commercial loans totaled $14.5 million at March 31, 2023 compared to $19.4 million at December 31, 2022.

Retail loans include residential mortgage loans and consumer loans. Retail loans totaled $2.9 billion at March 31, 2023, an increase of $131 million from year-end 2022. Residential mortgage loans totaled $2.5 billion at March 31, 2023, a $152 million increase from December 31, 2022. Consumer loans totaled $481 million at March 31, 2023, a $21 million decrease from December 31, 2022. The ratio of non-accrual residential mortgage loans to residential mortgage loans was 0.39% at March 31, 2023 compared to 0.38% at December 31, 2022. The ratio of non-accrual consumer loans to consumer loans was 0.58% at March 31, 2023 compared to 0.56% at December 31, 2022.

Allowance for Credit Losses on Loans

The allowance totaled $98.0 million at March 31, 2023, an increase of $1.7 million from December 31, 2022, reflecting growth in the loan portfolio. The ratio of the allowance to total loans decreased to 1.13% from 1.15% for these respective dates.

For the commercial loan portfolio, the allowance for credit losses as a percentage of commercial loans was 1.17% at March 31, 2023, compared to 1.15% at December 31, 2022. The commercial allowance for credit losses represented 463% of non-accrual commercial loans at March 31, 2023 compared to 326% at December 31, 2022.

For the retail loan portfolio, the allowance for credit losses as a percentage of retail loans was 1.05% at March 31, 2023 compared to 1.17% at December 31, 2022. The retail allowance for credit losses represented 247% of non-accrual retail loans at March 31, 2023 compared to 282% at December 31, 2022.

Deposits and Borrowings

Total deposits were $10.1 billion at March 31, 2023, a $260 million decrease from year-end 2022. Excluding deposits related to the Company’s payroll deposit business line, total deposits were $8.8 billion, decreasing by $79 million during the quarter. The decline in deposits reflected customers utilizing excess liquidity and, in some cases, reinvesting surplus funds in higher yielding government securities.

Non-interest bearing deposits totaled $2.7 billion at March 31, 2023, a $201 million decrease from December 31, 2022. Non-maturity interest-bearing deposits totaled $5.3 billion, a $537 million decrease during the current quarter. Time deposits totaled $2.1 billion, increasing $479 million during this period.

Borrowings totaled $1.0 billion at quarter-end, increasing $900 million from year-end 2022. The increase was due to the utilization of Federal Home Loan Bank of Boston advances. The Company did not utilize any of its other funding sources from the Federal Reserve Bank of Boston or federal funds lines during the quarter aside from deminimus activity related to maintaining the operational readiness of these sources.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.5 billion at quarter-end, increasing $13 million from year-end 2022. The net fair value of these instruments at March 31, 2023 was a liability of $30 million, decreasing $13 million from December 31, 2022 due primarily to a reduction in the net fair value liability related to economic hedges recorded for commercial loan interest rate swaps as a result of lower medium term interest rates at period-end.

Shareholders’ Equity and Dividends

Total stockholders’ equity was $995 million at March 31, 2023, a $41 million increase from December 31, 2022. This primarily reflects net income of $28 million and a $22 million improvement in the accumulated other comprehensive loss reflecting improved bond prices due to a decrease in period-end medium term interest rates. The Company paid $8 million in common stock dividends at $0.18 per share. The Company repurchased 47 thousand shares at a total cost of $1.2 million during the quarter.

Liquidity and Cash Flows

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs for the Company, including the Bank. Liquidity management addresses both the Company’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. During the first quarter, the Company increased its on-balance sheet and off-balance sheet liquidity sources and the Company views its liquidity as satisfactory for current conditions as well as for stressed scenarios in its liquidity testing models.

At March 31, 2023, cash and equivalents totaled $1.0 billion and securities available for sale totaled $1.4 billion. Unused borrowing availability at that date from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston discount window (“FRB”) totaled $3.1 billion. Borrowings from these sources are supported by collateral, to the extent utilized. Unsecured borrowing facilities from correspondent banks totaled $519 million, all of which was unused at that date.

During the first quarter, the primary source of cash was borrowings from the FHLB and the primary uses were loan growth and deposit reductions, as well as an overall increase in cash equivalent balances amid heightened stress in the banking industry. Cash balances at the holding company totaled $107 million at period-end.

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

The Company’s goal is to maintain sound capitalization and use capital generation to support organic growth and shareholder distributions in the form of dividends and stock repurchases. The Company’s goal is to maintain a “well-capitalized” regulatory designation under projected and stressed financial projections.

In recent periods, the Company has returned excess capital to shareholders through stock repurchases. Additionally, the Company increased the quarterly stock dividend by 50% in the fourth quarter of 2022. The Company’s long-term goal is to maintain an efficient capital structure and to provide a return in excess of the cost of its common equity capital. The return on tangible common equity measured 9.6% in the most recent quarter.

As a result of rising interest rates, available for sale bond portfolios in banks are subject to unrealized losses which result in charges against other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital.

Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. Tangible common equity totaling $972 million at period-end and was net of an accumulated other comprehensive loss totaling $159 million.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity tier 1 capital ratio. The Company continues to view itself as having excess capital which it plans to utilize in accordance with its capital management objectives.

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

ENVIRONMENTAL, SOCIAL, GOVERNANCE (ESG) & COMMITMENT TO SOCIAL RESPONSIBILITY

Since its founding in 1846, Berkshire Bank continues to be a purpose-driven, values-guided, community-centered bank working to achieve its vision of becoming a high-performing, leading socially responsible community bank. Berkshire empowers the financial potential of its stakeholders by making banking available where, when, and how it's needed through a dedicated focus on exceptional customer service, digital banking, and positive community impact. It provides a wide range of accessible, affordable, safe, responsible and sustainable financial solutions through its consumer banking, commercial banking and wealth management divisions.

ESG factors are central to the company’s vision, mission, business practices, and Berkshire’s Exciting Strategic Transformation (BEST). Berkshire focuses its ESG strategy on material topics impacting its business and stakeholders including leadership & governance, human capital management, equity & inclusion, responsible banking & cybersecurity, financial access & affordability, environmental sustainability & climate change and community investment. It was one of the first banks in the country to establish a dedicated committee of our Board of Directors to oversee ESG matters. Berkshire also was the first U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond. The Bank is a leader among community banks in integrating ESG standards into its business strategy and operations. This helps manage risk and unlock new business opportunities to create an ecosystem of value, which in turn supports Berkshire’s commercial performance, creating capacity to invest more in its business, employees, customers, shareholders and communities.

Berkshire regularly engages directly with its stakeholders to share information about the progress it’s made in its ESG performance, including through its ESG and Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, Berkshire’s annual ESG Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure (TCFD) disclosure standards, details the Company's ESG efforts and programs.

Climate Change & Sustainability

Climate Change manifesting in the form of both physical or transition risks could, either directly or indirectly, affect Berkshire’s operations, businesses, customers, communities, and its stakeholders. As the transition to a low-carbon economy accelerates, new policy emerges, and market dynamics shift, Berkshire targets that its efforts to manage its environmental footprint, mitigate the risks associated with climate change, and support the transition will allow it to strengthen its positioning as a high performing, leading socially responsible community bank. The Company continues to evolve its practices to reflect its community bank mission as well as the size, scope, and complexity of its operations.

Key Developments in the Quarter:

•Release of 2022 ESG Report: The Company released its 2022 ESG Report, Purpose & Performance that Matters which highlights Berkshire's performance across environmental, social, and governance dimensions of its business along with its progress on its BEST Community Comeback program. The report can be viewed in its totality at berkshirebank.com/esg2022

•Ongoing Third-Party Recognition: Berkshire was again listed in the Bloomberg Gender Equality Index, named by Newsweek as one of America’s Most Trustworthy Companies, and was included in Forbes’ America’s Best Midsize Employers. Additionally, Berkshire’s ESG activities and BEST Community Comeback received a 2023 Communitas Award for Leadership in Corporate Responsibility, and the Company maintained its top quartile ESG rating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity.

Market risk represents the risk of loss to earnings, capital and the economic values of certain assets and liabilities resulting from changes in interest rates and equity prices. The only significant market risk exposure for the Company is Interest Rate Risk (“IRR”). This is a result of the Company’s core business activities of making loans and accepting deposits.

The effective management of IRR is essential to achieving the Company’s financial objectives. The Company’s goal is to support the net interest margin and net interest income over entire interest rate cycles regardless of changes in either short- or long-term interest rates. The Company manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a period of time, such as 12 or 24 months. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions; (ii) prepayment projections for loans and securities; (iii) new business loan spreads; and (iv) deposit pricing assumptions. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure net interest income at risk compared to a base case with a static balance sheet and interest rates. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Yield curve twist scenarios assume the shape of the curve flattens or steepens instantaneously.

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2023 and December 31, 2022.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	March 31, 2023	December 31, 2022
+200	1.6	1.8
100	0.8	0.8
-100	(1.3)	(1.6)
-200	(3.8)	(5.2)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	March 31, 2023	December 31, 2022
Short End +100	—	0.1
Short End -100	(0.9)	(1.3)
Long End +100	1.1	1.0
Long End -100	(1.2)	(1.2)

The net interest income at risk simulation results indicate that at both March 31, 2023 and December 31, 2022, the Company was modestly asset sensitive to parallel shock rate changes over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). Falling rate exposure declined due to upward pressure on deposit costs, which provide relief due to a decline in interest expense (i.e., less flooring). The benefit to up shocks decreased slightly driven by short FHLB maturities; significant FHLB repricing occurs with instantaneous shock scenarios, which increases interest expense. During the current quarter, there was no significant change in modeled interest rate risk shown above in either the parallel shock or yield curve twist scenarios.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer-term view of the Company’s IRR position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet. As with net interest income modeling, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to periodic review.

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to recalculate economic value of equity at risk for these rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	March 31, 2023	December 31, 2022
+200	(1.9)	—
100	(0.9)	—
-100	(0.3)	(1.5)
-200	(2.9)	(5.4)

The Company’s economic value of equity at risk profile indicates that at both March 31, 2023 and December 31, 2022, the Company’s economic value of equity was modestly negatively sensitive in rising or falling environments. EVE Sensitivity to the +200bps shock scenario increased from prior quarter to (1.9%), primarily driven by longer duration due to extension of residential assets.

Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breaches of a series of loan participation agreements executed in 2017, 2018 and 2019 in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time. Extensive discovery has taken place in this action. On November 30, 2022, the Bank filed an amended complaint in its action against Pioneer setting forth more detailed allegations of Pioneer’s breaches of the loan participation agreements and stating additional claims for fraudulent inducement to cause Berkshire to join the loan participation agreements, constructive fraud and fraudulent concealment. On January 30, 2023, as part of its response to the Bank’s amended complaint, Pioneer filed a counterclaim against the Bank alleging (i) certain breaches by the Bank of the 2019 loan participation agreement stemming from actions that the Bank took to protect its interests after it learned of the facts and circumstances that caused the underlying credit loss, and (ii) that as a result of accepting the partial recovery of approximately $1.7 million in Q2 2020 the Bank should be deemed to have ratified the 2019 loan participation agreement and mooted its claims against Pioneer. Further discovery is now ongoing.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There have been no material changes in risk factors from those identified in the Form 10-K other than as set forth below.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Systemic impacts may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Impacts on our liquidity, deposits, capital levels and interest rate risk may have a material adverse effect on our financial condition and results of operations.

The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2023 and 2022 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2023:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2023	—	$—	—	1,995,211
February 1-28, 2023	—	—	—	1,995,211
March 1-31, 2023	47,275	25.17	47,275	1,947,936
Total	47,275	$25.17	47,275	1,947,936

On January 25, 2023, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $50 million through December 31, 2023. The maximum number of shares that may be purchased under this program has been estimated based on the March 31, 2023 closing price per share of Company common stock of $25.06.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2023	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: May 10, 2023	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer