Form 10-Q
period 2023-06-30
BERKSHIRE HILLS BANCORP INC
filed 2023-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 7, 2023, the Registrant had 44,009,048 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands, except share data)
Assets
Cash and due from banks	$120,285	$145,342
Short-term investments	520,315	540,013
Total cash and cash equivalents	640,600	685,355

Trading securities, at fair value	6,405	6,708
Equity securities, at fair value	12,868	12,856
Securities available for sale, at fair value	1,340,331	1,423,200
Securities held to maturity (fair values of $487,960 and $507,464)	563,765	583,453
Federal Home Loan Bank stock	34,714	7,219
Total securities	1,958,083	2,033,436
Less: Allowance for credit losses on held to maturity securities	(71)	(91)
Net securities	1,958,012	2,033,345

Loans held for sale	8,708	4,311

Total loans	8,882,402	8,335,309
Less: Allowance for credit losses on loans	(100,219)	(96,270)
Net loans	8,782,183	8,239,039

Premises and equipment, net	76,903	85,217
Other intangible assets	22,074	24,483
Cash surrender value of bank-owned life insurance policies	241,314	238,919
Other assets	352,307	348,935
Assets held for sale	8,220	3,260
Total assets	$12,090,321	$11,662,864

Liabilities
Demand deposits	$2,594,528	$2,852,127
NOW and other deposits	944,775	1,054,596
Money market deposits	3,005,081	3,723,570
Savings deposits	1,088,405	1,063,269
Time deposits	2,435,618	1,633,707
Total deposits	10,068,407	10,327,269
Short-term debt	470,000	—
Long-term Federal Home Loan Bank advances and other	204,345	4,445
Subordinated borrowings	121,238	121,064
Total borrowings	795,583	125,509
Other liabilities	252,950	256,024
Total liabilities	$11,116,940	$10,708,802
(continued)
	June 30, 2023	December 31, 2022

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 44,033,094 shares outstanding in 2023; 51,903,190 shares issued and 44,361,222 shares outstanding in 2022)	528	528
Additional paid-in capital - common stock	1,423,856	1,424,183
Unearned compensation	(14,470)	(8,598)
Retained (deficit)	(35,490)	(71,428)
Accumulated other comprehensive (loss)	(186,240)	(181,052)
Treasury stock, at cost (7,870,096 shares in 2023 and 7,541,968 shares in 2022)	(214,803)	(209,571)
Total shareholders’ equity	973,381	954,062
Total liabilities and shareholders’ equity	$12,090,321	$11,662,864
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income
Loans	$126,871	$74,843	$244,364	$137,317
Securities and other	18,554	12,536	33,377	24,885
Total interest and dividend income	145,425	87,379	277,741	162,202
Interest expense
Deposits	35,966	4,170	62,048	8,344
Borrowings	16,700	1,851	25,401	3,437
Total interest expense	52,666	6,021	87,449	11,781
Net interest income	92,759	81,358	190,292	150,421
Non-interest income
Deposit related fees	8,571	8,005	16,882	15,356
Loan fees and other	3,189	1,113	5,658	6,052
Gain on SBA loan sales	2,910	3,619	5,404	6,964
Wealth management fees	2,583	2,775	5,322	5,400
Total fee income	17,253	15,512	33,266	33,772
Other, net	(137)	1,812	222	4,978
Fair value adjustments on securities	(22)	(973)	212	(1,718)
Total non-interest income	17,094	16,351	33,700	37,032
Total net revenue	109,853	97,709	223,992	187,453
Provision expense/(benefit) for credit losses	8,000	—	16,999	(4,000)
Non-interest expense
Compensation and benefits	39,960	37,830	79,031	75,351
Occupancy and equipment	8,970	9,438	18,349	19,505
Technology and communications	10,465	8,611	19,936	17,138
Marketing and promotion	1,510	1,472	2,718	2,583
Professional services	2,526	2,913	5,803	5,605
FDIC premiums and assessments	1,834	658	3,260	1,645
Other real estate owned and foreclosures	—	23	—	23
Amortization of intangible assets	1,205	1,286	2,410	2,572
Acquisition, restructuring, and other expenses	21	35	(15)	53
Other	7,557	6,209	14,511	12,550
Total non-interest expense	74,048	68,475	146,003	137,025

Income before income taxes	$27,805	$29,234	$60,990	$54,428
Income tax expense	3,944	6,119	9,492	11,117
Net income	$23,861	$23,115	$51,498	$43,311

Basic earnings per common share	$0.55	$0.50	$1.18	$0.93
Diluted earnings per common share	$0.55	$0.50	$1.18	$0.92

Weighted average shares outstanding:
Basic	43,443	45,818	43,564	46,733
Diluted	43,532	46,102	43,780	47,074
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$23,861	$23,115	$51,498	$43,311
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	(24,842)	(60,487)	(874)	(161,860)
Changes in unrealized (loss) on derivative hedges	(11,910)	—	(6,112)	—
Income taxes related to other comprehensive (loss):
Changes in unrealized (loss) on debt securities available-for-sale	6,381	15,725	157	42,104
Changes in unrealized (loss) on derivative hedges	3,197	—	1,641	—
Total other comprehensive (loss)	(27,174)	(44,762)	(5,188)	(119,756)
Total comprehensive (loss)/income	$(3,313)	$(21,647)	$46,310	$(76,445)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at March 31, 2022	47,792	$528	$1,423,679	$(10,284)	$(125,343)	$(78,237)	$(116,482)	$1,093,861
Comprehensive (loss):
Net income	—	—	—	—	23,115	—	—	23,115
Other comprehensive (loss)	—	—	—	—	—	(44,762)	—	(44,762)
Total comprehensive income/(loss)	—	—	—	—	23,115	(44,762)	—	(21,647)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	(4,769)	—	—	(4,769)
Treasury shares repurchased	(2,147)	—	—	—	—	—	(55,040)	(55,040)
Forfeited shares	(15)	—	9	375	—	—	(384)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	175	—	391	(5,035)	—	—	4,644	—
Stock-based compensation	—	—	—	2,120	—	—	—	2,120
Other, net	(17)	—	2	—	—	—	(477)	(475)
Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050

Balance at March 31, 2023	44,411	$528	$1,424,563	$(10,920)	$(51,398)	$(159,066)	$(208,227)	$995,480
Comprehensive income:
Net income	—	—	—	—	23,861	—	—	23,861
Other comprehensive (loss)	—	—	—	—	—	(27,174)	—	(27,174)
Total comprehensive income	—	—	—	—	23,861	(27,174)	—	(3,313)
Impact of ASU No. 2022-02 Adoption	—	—	—	—	—	—	—	—
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(7,953)	—	—	(7,953)
Treasury shares repurchased	(581)	—	—	—	—	—	(12,378)	(12,378)
Forfeited shares	(18)	—	(50)	428	—	—	(378)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	249	—	(654)	(6,236)	—	—	6,890	—
Stock-based compensation	—	—	—	2,258	—	—	—	2,258
Other, net	(28)	—	(3)	—	—	—	(710)	(713)
Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	43,311	—	—	43,311
Other comprehensive (loss)	—	—	—	—	—	(119,756)	—	(119,756)
Total comprehensive income/(loss)	—	—	—	—	43,311	(119,756)	—	(76,445)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	—	(10,921)	—	—	(10,921)
Treasury shares repurchased	(3,119)	—	—	—	—	—	(84,295)	(84,295)
Forfeited shares	(51)	—	79	1,358	—	—	(1,437)	—
Exercise of stock options	1	—	—	—	(4)	—	29	25
Restricted stock grants	314	—	552	(9,052)	—	—	8,500	—
Stock-based compensation	—	—	—	3,926	—	—	—	3,926
Other, net	(24)	—	5	—	—	—	(680)	(675)
Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050

Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	51,498	—	—	51,498
Other comprehensive (loss)	—	—	—	—	—	(5,188)	—	(5,188)
Total comprehensive income	—	—	—	—	51,498	(5,188)	—	46,310
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(15,961)	—	—	(15,961)
Treasury shares repurchased	(628)	—	—	—	—	—	(13,568)	(13,568)
Forfeited shares	(49)	—	37	1,261	—	—	(1,298)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	392	—	(209)	(10,587)	—	—	10,796	—
Stock-based compensation	—	—	—	3,454	—	—	—	3,454
Other, net	(43)	—	(155)	—	—	—	(1,162)	(1,317)
Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$51,498	$43,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	16,999	(4,000)
Net (accretion)/amortization of securities	480	1,383
Change in unamortized net loan costs and premiums	(474)	2,471
Premises and equipment depreciation and amortization expense	4,327	4,907
Stock-based compensation expense	3,454	3,926
Accretion of purchase accounting entries, net	(330)	(1,464)
Amortization of other intangibles	2,410	2,572
Income from cash surrender value of bank-owned life insurance policies	(2,395)	(2,697)
(Gain) on SBA loan sales	(5,404)	(3,619)
Fair value adjustments on securities	(212)	1,718
Net change in loans held-for-sale	(4,397)	4,442
Amortization of interest in tax-advantaged projects	4,495	708
Net change in other	(9,399)	(42,990)
Net cash provided by operating activities	61,052	10,668

Cash flows from investing activities:
Net decrease in trading security	426	404
Purchases of securities available for sale	(36,798)	(386,637)
Proceeds from sales of securities available for sale	—	149,994
Proceeds from maturities, calls, and prepayments of securities available for sale	119,390	255,045
Purchases of securities held to maturity	(700)	(575)
Proceeds from maturities, calls, and prepayments of securities held to maturity	19,461	33,514
Net change in loans	(553,530)	(977,443)
Proceeds from surrender of bank-owned life insurance	—	842
Purchase of Federal Home Loan Bank stock	(340,879)	(32,466)
Proceeds from redemption of Federal Home Loan Bank stock	313,384	33,901
Net investment in limited partnership tax credits	—	(721)
Purchase of premises and equipment, net	(753)	(730)
Net cash (used) by investing activities	(479,999)	(924,872)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2023	2022
(continued)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(258,862)	45,711
Proceeds from Federal Home Loan Bank advances and other borrowings	8,425,000	51,275
Repayments of Federal Home Loan Bank advances and other borrowings	(7,755,100)	(6,096)
Proceeds from issuance of subordinated debt	—	98,032
Purchase of treasury stock	(13,568)	(84,295)
Exercise of stock options	—	25
Common stock cash dividends paid	(15,961)	(10,921)
Settlement of derivative contracts with financial institution counterparties	(7,317)	63,683
Net cash provided by financing activities	374,192	157,414

Net change in cash and cash equivalents	(44,755)	(756,790)

Cash and cash equivalents at beginning of period	685,355	1,627,807

Cash and cash equivalents at end of period	$640,600	$871,017

Supplemental cash flow information:
Interest paid on deposits	$58,472	$8,810
Interest paid on borrowed funds	23,488	3,396
Income taxes paid, net	7,633	12,590

Other non-cash changes:
Other net comprehensive income	$(5,188)	$(119,756)
Impact to retained earnings from adoption of ASU 2022-02	401	—
Properties transferred to held for sale	4,960	—
Reclassification of held-for-sale loans to held-for-investment, net	—	606

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $6.6 million and $7.1 million, and a fair value of $6.4 million and $6.7 million, at June 30, 2023 and December 31, 2022, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2023 or December 31, 2022.

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2023
Securities available for sale
U.S Treasuries	$7,979	$2	$—	$7,981
Municipal bonds and obligations	65,840	275	(2,493)	63,622	—
Agency collateralized mortgage obligations	591,299	—	(99,959)	491,340	—
Agency mortgage-backed securities	611,157	—	(92,605)	518,552	—
Agency commercial mortgage-backed securities	258,283	—	(38,506)	219,777	—
Corporate bonds	43,331	60	(4,988)	38,403	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,578,544	404	(238,617)	1,340,331	—
Securities held to maturity
Municipal bonds and obligations	259,843	401	(21,405)	238,839	49
Agency collateralized mortgage obligations	120,349	—	(20,469)	99,880	—
Agency mortgage-backed securities	49,231	—	(8,973)	40,258	—
Agency commercial mortgage-backed securities	132,320	—	(25,272)	107,048	—
Tax advantaged economic development bonds	1,734	7	(94)	1,647	22
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	563,765	408	(76,213)	487,960	71
Marketable equity securities	15,035	—	(2,167)	12,868	—
Total	$2,157,344	$812	$(316,997)	$1,841,159	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2022
Securities available for sale
U.S Treasuries	$11,972	$1	$—	$11,973	$—
Municipal bonds and obligations	65,943	422	(3,030)	63,335	—
Agency collateralized mortgage obligations	631,732	—	(99,787)	531,945	—
Agency mortgage-backed securities	643,308	1	(96,996)	546,313	—
Agency commercial mortgage-backed securities	264,218	—	(35,750)	228,468	—
Corporate bonds	43,368	80	(2,938)	40,510	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,661,196	571	(238,567)	1,423,200	—
Securities held to maturity
Municipal bonds and obligations	266,793	691	(23,704)	243,780	66
Agency collateralized mortgage obligations	128,136	—	(20,420)	107,716	—
Agency mortgage-backed securities	50,958	—	(9,240)	41,718	—
Agency commercial mortgage-backed securities	135,206	—	(23,203)	112,003	—
Tax advantaged economic development bonds	2,069	8	(121)	1,956	25
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	583,453	699	(76,688)	507,464	91
Marketable equity securities	15,035	—	(2,179)	12,856	—
Total	$2,259,684	$1,270	$(317,434)	$1,943,520	$91

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2023	$49	$22	$71
(Benefit)/provision for credit losses	—	—	—
Balance at June 30, 2023	$49	$22	$71

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2022	$67	$32	$99
(Benefit)/provision for credit losses	(1)	(4)	(5)
Balance at June 30, 2022	$66	$28	$94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit)/provision for credit losses	(17)	(3)	(20)
Balance at June 30, 2023	$49	$22	$71

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
(Benefit)/provision for credit losses	(4)	(7)	(11)
Balance at June 30, 2022	$66	$28	$94

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

As of June 30, 2023, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,799	$8,800	$894	$894
Over 1 year to 5 years	10,866	10,754	2,309	2,298
Over 5 years to 10 years	54,612	49,747	36,477	36,281
Over 10 years	43,528	41,361	222,185	201,301
Total bonds and obligations	117,805	110,662	261,865	240,774
Mortgage-backed securities	1,460,739	1,229,669	301,900	247,186
Total	$1,578,544	$1,340,331	$563,765	$487,960

During the three and six months ended June 30, 2023, purchases of AFS securities totaled $7.9 million, and $36.8 million, respectively. During the three and six months ended June 30, 2023, there were no sales of AFS securities. During the three months ended June 30, 2022, there were no purchases of securities. During the six months ended June 30, 2022, purchases of AFS securities totaled $386.6 million. During the three and six months ended June 30, 2022, sales of AFS securities totaled $150 million. During the three and six months ended June 30,
2022, gross gains totaled $6 thousand and there were no gross losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2023

Securities available for sale
Municipal bonds and obligations	$550	$24,993	$1,943	$17,862	$2,493	$42,855
Agency collateralized mortgage obligations	113	2,276	99,846	489,064	99,959	491,340
Agency mortgage-backed securities	157	2,648	92,448	515,824	92,605	518,472
Agency commercial mortgage-backed securities	1,042	9,678	37,464	210,099	38,506	219,777
Corporate bonds	1,064	12,797	3,924	24,698	4,988	37,495
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$2,926	$52,392	$235,691	$1,257,842	$238,617	$1,310,234

Securities held to maturity
Municipal bonds and obligations	$1,710	$89,477	$19,695	$74,807	$21,405	$164,284
Agency collateralized mortgage obligations	1,709	34,330	18,760	65,550	20,469	99,880
Agency mortgage-backed securities	—	—	8,973	40,258	8,973	40,258
Agency commercial mortgage-backed securities	—	—	25,272	107,048	25,272	107,048
Tax advantaged economic development bonds	—	—	94	962	94	962
Total securities held to maturity	3,419	123,807	72,794	288,625	76,213	412,432

Total	$6,345	$176,199	$308,485	$1,546,467	$314,830	$1,722,666

December 31, 2022

Securities available for sale
Municipal bonds and obligations	$2,406	$36,696	$624	$2,763	$3,030	$39,459
Agency collateralized mortgage obligations	23,052	247,509	76,735	284,434	99,787	531,943
Agency mortgage-backed securities	3,124	37,540	93,872	508,683	96,996	546,223
Agency commercial mortgage-backed securities	9,885	96,396	25,865	132,043	35,750	228,439
Corporate bonds	1,709	25,657	1,229	9,929	2,938	35,586
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$40,176	$443,798	$198,391	$938,147	$238,567	$1,381,945

Securities held to maturity
Municipal bonds and obligations	$5,476	$125,494	$18,228	$38,341	$23,704	$163,835
Agency collateralized mortgage obligations	2,734	49,539	17,686	58,177	20,420	107,716
Agency mortgage-backed securities	300	2,419	8,940	39,299	9,240	41,718
Agency commercial mortgage-backed securities	447	9,713	22,756	102,290	23,203	112,003
Tax advantaged economic development bonds	1	142	120	1,008	121	1,150
Total securities held to maturity	8,958	187,307	67,730	239,115	76,688	426,422
Total	$49,134	$631,105	$266,121	$1,177,262	$315,255	$1,808,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2023:

AFS municipal bonds and obligations
At June 30, 2023, 53 of the 94 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2023, 240 of the 242 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 16.9% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2023, 137 of the 139 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 15.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2023, 14 of the 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 11.7% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At June 30, 2023, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At June 30, 2023, 115 of the 183 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 11.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2023, 13 of the 13 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 17.0% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2023, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 18.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2023, 1 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds was in unrealized loss positions. Aggregate unrealized losses represented 8.9% of the amortized cost of the security in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2023	December 31, 2022
Construction	$443,856	$319,452
Commercial multifamily	597,472	620,088
Commercial real estate owner occupied	696,771	640,489
Commercial real estate non-owner occupied	2,557,036	2,496,237
Commercial and industrial	1,438,062	1,445,236
Residential real estate	2,677,053	2,312,447
Home equity	225,434	227,450
Consumer other	246,718	273,910
Total loans	$8,882,402	$8,335,309

Allowance for credit losses	100,219	96,270
Net loans	$8,782,183	$8,239,039

During the three and six months ended June 30, 2023 and June 30, 2022, there were no loans reclassified to held for sale. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2023 and June 30, 2022 was as follows:

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2023
Construction	$1,536	$—	$(1)	$—	$18	$1,553
Commercial multifamily	1,698	—	—	—	368	2,066
Commercial real estate owner occupied	10,278	—	(394)	596	(137)	10,343
Commercial real estate non-owner occupied	33,408	—	—	81	2,833	36,322
Commercial and industrial	20,164	—	(4,595)	815	2,357	18,741
Residential real estate	17,590	—	(210)	76	762	18,218
Home equity	2,320	—	(7)	132	127	2,572
Consumer other	10,997	—	(2,478)	213	1,672	10,404
Total allowance for credit losses	$97,991	$—	$(7,685)	$1,913	$8,000	$100,219

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three months ended June 30, 2022
Construction	$2,505	$—	$—	$(795)	$1,710
Commercial multifamily	5,771	—	—	(1,150)	4,621
Commercial real estate owner occupied	11,498	(298)	97	(609)	10,688
Commercial real estate non-owner occupied	25,814	—	46	305	26,165
Commercial and industrial	22,949	(752)	584	133	22,914
Residential real estate	17,816	(216)	199	(1,389)	16,410
Home equity	3,303	—	112	(587)	2,828
	9,819	(332)	101	4,097	13,685
Total allowance for credit losses	$99,475	$(1,598)	$1,139	$5	$99,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2023
Construction	$1,227	$—	$(1)	$—	$327	$1,553
Commercial multifamily	1,810	—	—	6	250	2,066
Commercial real estate owner occupied	10,739	24	(464)	641	(597)	10,343
Commercial real estate non-owner occupied	30,724	—	—	175	5,423	36,322
Commercial and industrial	18,743	(23)	(10,627)	1,119	9,529	18,741
Residential real estate	18,666	2	(240)	463	(673)	18,218
Home equity	2,173	—	(18)	159	258	2,572
Consumer other	12,188	(404)	(4,271)	389	2,502	10,404
Total allowance for credit losses	$96,270	$(401)	$(15,621)	$2,952	$17,019	$100,219

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Six months ended June 30, 2022
Construction	$3,206	$—	$—	$(1,496)	$1,710
Commercial multifamily	6,120	—	—	(1,499)	4,621
Commercial real estate owner occupied	12,752	(428)	306	(1,942)	10,688
Commercial real estate non-owner occupied	32,106	(4,884)	1,312	(2,369)	26,165
Commercial and industrial	22,584	(1,405)	1,872	(137)	22,914
Residential real estate	22,406	(380)	587	(6,203)	16,410
Home equity	4,006	—	246	(1,424)	2,828
Consumer other	2,914	(548)	238	11,081	13,685
Total allowance for credit losses	$106,094	$(7,645)	$4,561	$(3,989)	$99,021

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$8,687	$7,043
Expense for credit losses	—	—
Balance at end of period	$8,687	$7,043

	Six Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$8,588	$7,043
Expense for credit losses	99	—
Balance at end of period	$8,687	$7,043

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Risk rating
Pass	$39,770	$220,919	$136,426	$26,884	$2,961	$498	$—	$—	$427,458
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	16,398	—	—	—	—	—	16,398
Total	$39,770	$220,919	$152,824	$26,884	$2,961	$498	$—	$—	$443,856
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$9,125	$204,033	$52,630	$27,276	$96,568	$198,555	$974	$—	$589,161
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	246	2,591	—	5,474	—	—	8,311
Total	$9,125	$204,033	$52,876	$29,867	$96,568	$204,029	$974	$—	$597,472
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$84	$—	$—	$464

Risk rating
Pass	$51,966	$128,185	$131,822	$50,248	$98,040	$223,794	$1,538	$—	$685,593
Special Mention	—	11	—	387	4,412	200	—	—	5,010
Substandard	—	—	82	107	369	5,610	—	—	6,168
Total	$51,966	$128,196	$131,904	$50,742	$102,821	$229,604	$1,538	$—	$696,771
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$208,347	$630,930	$391,646	$172,266	$248,566	$792,740	$17,388	$—	$2,461,883
Special Mention	—	—	—	—	47,261	9,966	—	—	57,227
Substandard	—	—	—	6,994	5,944	24,988	—	—	37,926
Total	$208,347	$630,930	$391,646	$179,260	$301,771	$827,694	$17,388	$—	$2,557,036
Commercial and industrial:
Current period gross write-offs	$—	$—	$395	$1,656	$733	$5,531	$2,312	$—	$10,627

Risk rating
Pass	$95,442	$240,907	$132,980	$43,719	$48,622	$178,417	$619,184	$—	$1,359,271
Special Mention	175	3,369	1,830	2,257	1,986	1,854	21,159	—	32,630
Substandard	487	1,002	9,503	3,157	6,285	13,414	9,272	—	43,120
Doubtful	—	—	—	—	—	47	2,994	—	3,041
Total	$96,104	$245,278	$144,313	$49,133	$56,893	$193,732	$652,609	$—	$1,438,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$—	$174	$16	$—	$—	$240

Risk rating
Pass	$419,626	$997,566	$271,542	$92,781	$69,856	$810,003	$201	$—	$2,661,575
Special Mention	—	—	1,378	—	237	910	—	—	2,525
Substandard	—	134	581	432	1,194	10,612	—	—	12,953
Total	$419,626	$997,700	$273,501	$93,213	$71,287	$821,525	$201	$—	$2,677,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Construction
Risk rating
Pass	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452

Commercial multifamily:
Risk rating
Pass	$205,124	$61,032	$27,583	$100,696	$67,675	$149,633	$205	$—	$611,948
Special Mention	—	—	2,628	—	—	—	—	—	2,628
Substandard	—	—	—	—	5,512	—	—	—	5,512
Total	$205,124	$61,032	$30,211	$100,696	$73,187	$149,633	$205	$—	$620,088

Commercial real estate owner occupied:
Risk rating
Pass	$131,096	$127,270	$58,835	$82,576	$75,322	$154,056	$3,464	$—	$632,619
Special Mention	—	—	387	—	—	—	—	—	387
Substandard	1,003	122	31	282	1,056	4,989	—	—	7,483
Total	$132,099	$127,392	$59,253	$82,858	$76,378	$159,045	$3,464	$—	$640,489

Commercial real estate non-owner occupied:
Risk rating
Pass	$621,685	$410,359	$175,456	$333,783	$313,124	$530,322	$17,846	$—	$2,402,575
Special Mention	—	—	—	—	20,000	18,462	—	—	38,462
Substandard	—	—	7,237	13,623	15,610	18,730	—	—	55,200
Total	$621,685	$410,359	$182,693	$347,406	$348,734	$567,514	$17,846	$—	$2,496,237

Commercial and industrial:
Risk rating
Pass	$282,781	$147,070	$56,880	$67,975	$83,223	$99,367	$648,956	$—	$1,386,252
Special Mention	—	5,811	1,290	1,332	11,502	912	2,632	—	23,479
Substandard	204	496	3,640	8,139	1,981	2,799	10,581	—	27,840
Doubtful	—	—	—	—	—	56	7,609	—	7,665
Total	$282,985	$153,377	$61,810	$77,446	$96,706	$103,134	$669,778	$—	$1,445,236

Residential real estate
Risk rating
Pass	$997,981	$280,308	$96,548	$70,845	$138,894	$713,744	$165	$—	$2,298,485
Special Mention	—	364	—	861	202	707	—	—	2,134
Substandard	—	284	448	267	1,857	8,972	—	—	11,828
Total	$997,981	$280,956	$96,996	$71,973	$140,953	$723,423	$165	$—	$2,312,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$18	$—	$18

Payment performance
Performing	$—	$—	$108	$446	$—	$2,523	$220,260	$—	$223,337
Nonperforming	—	—	—	—	—	—	2,097	—	2,097
Total	$—	$—	$108	$446	$—	$2,523	$222,357	$—	$225,434

Consumer other:
Current period gross write-offs	$1	$3,622	$466	$7	$33	$142	$—	$—	$4,271

Payment performance
Performing	$26,460	$134,609	$23,959	$7,082	$9,591	$33,090	$10,208	$—	$244,999
Nonperforming	7	583	139	35	148	805	2	—	1,719
Total	$26,467	$135,192	$24,098	$7,117	$9,739	$33,895	$10,210	$—	$246,718

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Home equity:
Payment performance
Performing	$—	$114	$454	$—	$—	$17	$224,746	$—	$225,331
Nonperforming	—	—	—	—	—	—	2,119	—	2,119
Total	$—	$114	$454	$—	$—	$17	$226,865	$—	$227,450

Consumer other:
Payment performance
Performing	$161,157	$28,279	$8,312	$12,670	$27,608	$24,682	$9,070	$—	$271,778
Nonperforming	588	137	44	280	477	567	39	—	2,132
Total	$161,745	$28,416	$8,356	$12,950	$28,085	$25,249	$9,109	$—	$273,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at June 30, 2023 and December 31, 2022:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2023
Construction	$—	$—	$—	$—	$443,856	$443,856
Commercial multifamily	—	—	—	—	597,472	597,472
Commercial real estate owner occupied	959	650	2,207	3,816	692,955	696,771
Commercial real estate non-owner occupied	151	117	162	430	2,556,606	2,557,036
Commercial and industrial	1,316	679	17,156	19,151	1,418,911	1,438,062
Residential real estate	4,328	2,526	12,859	19,713	2,657,340	2,677,053
Home equity	547	327	2,097	2,971	222,463	225,434
Consumer other	1,918	1,629	1,719	5,266	241,452	246,718
Total	$9,219	$5,928	$36,200	$51,347	$8,831,055	$8,882,402

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2022
Construction	$—	$—	$—	$—	$319,452	$319,452
Commercial multifamily	—	214	—	214	619,874	620,088
Commercial real estate owner occupied	122	—	3,302	3,424	637,065	640,489
Commercial real estate non-owner occupied	143	—	191	334	2,495,903	2,496,237
Commercial and industrial	1,173	1,438	18,658	21,269	1,423,967	1,445,236
Residential real estate	3,694	2,134	11,724	17,552	2,294,895	2,312,447
Home equity	168	57	2,119	2,344	225,106	227,450
Consumer other	1,990	1,028	2,158	5,176	268,734	273,910
Total	$7,290	$4,871	$38,152	$50,313	$8,284,996	$8,335,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2023 and December 31, 2022:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended June 30, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	1,399	421	808	—
Commercial real estate non-owner occupied	162	59	—	—
Commercial and industrial	15,489	8,503	1,667	—
Residential real estate	8,971	5,668	3,888	—
Home equity	1,491	452	606	—
Consumer other	876	—	843	—
Total	$28,388	$15,103	$7,812	$—
The commercial and industrial loans nonaccrual amortized cost as of June 30, 2023 included medallion loans with a fair value of $0.4 million and a contractual balance of $9.3 million.

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

The following table summarizes information about total loans rated Special Mention or lower at June 30, 2023 and December 31, 2022. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	June 30, 2023	December 31, 2022
Non-Accrual	$28,388	$31,114
Substandard Accruing	103,327	88,665
Total Classified	131,715	119,779
Special Mention	99,318	68,127
Total Criticized	$231,033	$187,906

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2023
Construction	$—	$—	$—
Commercial multifamily		—	—
Commercial real estate owner occupied	798	—	—
Commercial real estate non-owner occupied	666	—	—
Commercial and industrial	5,022	—	7,320
Residential real estate	7,514	—	—
Home equity	471	—	—
Consumer other	—	—	—
Total loans	$14,471	$—	$7,320

December 31, 2022
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	2,793	—	—
Commercial real estate non-owner occupied	384	—	—
Commercial and industrial	288	—	16,931
Residential real estate	3,910	—	—
Home equity	501	—	—
Consumer other	2	—	—
Total loans	$7,878	$—	$16,931

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

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended June 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.46
Commercial and industrial	—	—	1,291	—	—	—	0.09
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$13,024	$—	$—	$—	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six months ended June 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.46
Commercial and industrial	—	—	1,291	—	10	—	0.09
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$387	$13,024	$—	$10	$—	—%
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
Three months ended June 30, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Six months ended June 30, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended June 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	12
Commercial and industrial	—	—	119
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Six months ended June 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	1.25	118
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0
There were no loans that had a payment default during the three and six months ended June 30, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Time less than $100,000	$669,592	$549,265
Time $100,000 through $250,000	1,102,571	642,600
Time more than $250,000	663,455	441,842
Total time deposits	$2,435,618	$1,633,707

NOTE 6.               BORROWED FUNDS

Borrowed funds at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term borrowings:
Advances from the FHLB	$470,000	5.45%	$—	—%
Total short-term borrowings:	470,000	5.45	—	—
Long-term borrowings:
Advances from the FHLB and other borrowings	204,345	3.83	4,445	0.71
Subordinated borrowings	98,237	5.50	98,089	5.50
Junior subordinated borrowing - Trust I	15,464	7.24	15,464	6.54
Junior subordinated borrowing - Trust II	7,537	7.25	7,511	6.47
Total long-term borrowings:	325,583	4.58	125,509	5.52
Total	$795,583	5.09%	$125,509	5.52%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2023 and December 31, 2022. The Bank's available borrowing capacity with the FHLB was $2.2 billion and $1.5 billion for the periods ended June 30, 2023 and December 31, 2022.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended June 30, 2023 and December 31, 2022, respectivvely. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.4 billion and $0.6 billion for the periods ended June 30, 2023 and December 31, 2022, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at June 30, 2023 included callable advances totaling $130.0 million and amortizing advances totaling $4.3 million. There were no callable advances outstanding at December 31, 2022. The advances outstanding at December 31, 2022 included amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of June 30, 2023 is as follows:

	June 30, 2023
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2023	$460,000	5.45%
2024	40,017	5.05
2025	40,000	4.55
2026	65,539	3.61
2027 and beyond	68,789	3.16
Total FHLB advances	$674,345	4.96%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2023 and December 31, 2022, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.8 million for unamortized debt issuance costs as of June 30, 2023.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 7.24% and 6.54% at June 30, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 7.25% and 6.47% at June 30, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2023, the Company held derivatives with a total notional amount of $4.5 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $3.7 billion and $9.4 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $0.3 billion, and $8.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2023.

The Company had no pledged collateral to derivative counterparties in the form of cash as of June 30, 2023. The Company had pledged securities to derivative counterparties with an amortized cost of $10.1 million and a fair value of $9.9 million as of June 30, 2023. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at June 30, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	2.4	5.07%	3.64%	$714
Interest rate collars on commercial loans	200,000	3.0			781
Total cash flow hedges	800,000				1,495

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,637	6.4	4.55%	5.09%	$(118)
Interest rate swaps on loans with commercial loan customers	1,683,400	5.3	4.16%	6.28%	(92,320)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,683,400	5.3	6.28%	4.16%	49,004
Risk participation agreements with dealer banks	348,136	4.1			(81)
Forward sale commitments	8,876	0.2			63
Total economic hedges	3,730,449				(43,452)

Non-hedging derivatives:
Commitments to lend	9,369	0.2			37
Total non-hedging derivatives	9,369				37

Total	$4,539,818				$(41,920)
(1) Fair value estimates include the impact of $31.0 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2022, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$400,000	2.7	4.09%	3.51%	$—
Forward-starting interest rate swaps on commercial loans	200,000	3.3	—%	3.90%	—
Interest rate collars on commercial loans	200,000	3.5			1,937
	800,000				1,937

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,062	6.9	4.49%	5.09%	$(193)
Interest rate swaps on loans with commercial loan customers	1,685,263	5.7	4.11%	5.55%	(95,114)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	5.55%	4.11%	50,267
Risk participation agreements with dealer banks	341,885	6.6			(89)
Forward sale commitments	927	0.2			8
Total economic hedges	3,720,400				(45,121)

Non-hedging derivatives:
Commitments to lend	4,114	0.2			17
Total non-hedging derivatives	4,114				17

Total	$4,524,514				$(43,167)
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

As of June 30, 2023, the Company had eight interest rate swap contracts with a notional value of $800.0 million. The interest rate swaps have durations of two to three years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of June 30, 2023, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of three to four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest rate swaps on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(11,753)	$—	$(5,798)	$—

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(157)	—	(314)	—

Net tax benefit on items recognized in accumulated other comprehensive income	3,197	—	1,641	—
Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(8,713)	$—	$(4,471)	$—
Net interest expense recognized on hedged commercial loans	$2,034	$—	$3,327	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of June 30, 2023, the Company has an interest rate swap with a $6.6 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a LIBOR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of June 30, 2023. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$142	$217	$75	$649

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(24,230)	(44,927)	2,794	(123,625)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	—	1,809

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	24,230	44,927	(2,794)	123,625

Risk participation agreements:
Unrealized gain/(loss) recognized in other non-interest income	25	(292)	8	(400)

Forward commitments:
Unrealized gain/(loss) recognized in other non-interest income	48	11	55	(116)

Non-hedging derivatives
Commitments to lend
Unrealized gain/(loss) recognized in other non-interest income	$11	$8	$20	$(98)
Realized gain in other non-interest income	54	90	94	342

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

The Company had net asset positions with its financial institution counterparties totaling $45.5 million and $51.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company had net asset positions with its commercial banking counterparties totaling $2.3 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company had net liability positions with its financial institution counterparties totaling $1.6 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company had net liability positions with its commercial banking counterparties totaling $93.1 million and $96.1 million as of June 30, 2023 and December 31, 2022. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2023 and December 31, 2022:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
June 30, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$93,842	$(43,336)	$50,506	$—	$—	$50,506
Commercial counterparties	2,250	—	2,250	—	—	2,250
Total	$96,092	$(43,336)	$52,756	$—	$—	$52,756

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
June 30, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(1,600)	$5	$(1,595)	$9,918	$—	$8,323
Commercial counterparties	(105,357)	12,294	(93,063)	—	—	(93,063)
Total	$(106,957)	$12,299	$(94,658)	$9,918	$—	$(84,740)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$96,295	$(45,046)	$51,249	$—	$—	$51,249
Commercial counterparties	975	—	975	—	—	975
Total	$97,270	$(45,046)	$52,224	$—	$—	$52,224

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(1,271)	$36	$(1,235)	$11,973	$—	$10,738
Commercial counterparties	(102,595)	6,507	(96,088)	—	—	(96,088)
Total	$(103,866)	$6,543	$(97,323)	$11,973	$—	$(85,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2023, lease expiration dates ranged from 1 month to 17 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$48,305	$46,411
Finance lease right-of-use assets	Premises and equipment, net	5,857	6,151
Total Lease Right-of-Use Assets		$54,162	$52,562

Lease Liabilities
Operating lease liabilities	Other liabilities	$54,315	$53,736
Finance lease liabilities	Other liabilities	8,979	9,306
Total Lease Liabilities		$63,294	$63,042

Supplemental information related to leases was as follows:

	June 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.7	9.3
Finance leases	11.3	11.8

Weighted-Average Discount Rate
Operating leases	2.78%	2.56%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2023 was $2.3 million. Lease expense for operating leases for the six months ended June 30, 2023 was $4.6 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2022 was $2.6 million. Lease expense for operating leases for the six months ended June 30, 2022 was $5.1 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,251	$2,533
Operating cash flows from finance leases	112	120
Financing cash flows from finance leases	148	138

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,524	$5,149
Operating cash flows from finance leases	225	240
Financing cash flows from finance leases	295	276

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2023:

(In thousands)	Operating Leases	Finance Leases
2023	$4,775	$519
2024	9,247	1,039
2025	7,770	1,039
2026	6,838	1,039
2027	6,030	1,039
Thereafter	25,963	7,075
Total undiscounted lease payments	60,623	11,750
Less amounts representing interest	(6,308)	(2,771)
Lease liability	$54,315	$8,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2023	December 31, 2022	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.4%	14.6%	8.0%
Common equity tier 1 capital to risk-weighted assets	12.1	12.4	4.5
Tier 1 capital to risk-weighted assets	12.3	12.6	6.0
Tier 1 capital to average assets	9.6	10.2	4.0

	June 30, 2023	December 31, 2022	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.4%	13.6%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	12.4	12.6	4.5	6.5
Tier 1 capital to risk-weighted assets	12.4	12.6	6.0	8.0
Tier 1 capital to average assets	9.6	10.2	4.0	5.0

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

At June 30, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2023 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(237,760)	$(236,887)
Net unrealized (loss) on cash flow hedging derivatives	(12,780)	(6,667)
Net unrealized holding (loss) on pension plans	(844)	(844)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	61,486	61,329
Net unrealized tax benefit on cash flow hedging derivatives	3,430	1,789
Net unrealized tax benefit on pension plans	228	228
Accumulated other comprehensive loss	$(186,240)	$(181,052)

The following table presents the components of other comprehensive (loss) for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(24,842)	$6,381	$(18,461)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	(24,842)	6,381	(18,461)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(12,067)	3,239	(8,828)
Less: reclassification adjustment for (losses) realized in net income	(157)	42	(115)
Net unrealized gain on cash flow hedging derivatives	(11,910)	3,197	(8,713)
Other comprehensive income	$(36,752)	$9,578	$(27,174)

Three Months Ended June 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(60,481)	$15,723	$(44,758)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(60,487)	15,725	(44,762)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive (loss)	$(60,487)	$15,725	$(44,762)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2023
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$(874)	$157	$(717)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	(874)	157	(717)

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	(6,426)	1,725	(4,701)
Less: reclassification adjustment for (losses) realized in net income	(314)	84	(230)
Net unrealized gain on cash flow hedging derivatives	(6,112)	1,641	(4,471)
Other comprehensive income	$(6,986)	$1,798	$(5,188)

Six Months Ended June 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(161,854)	$42,102	$(119,752)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(161,860)	42,104	(119,756)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	—	—	—
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	—	—	—
Other comprehensive (loss)	(161,860)	42,104	(119,756)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2023
Balance at Beginning of Period	$(157,813)	$(636)	$(617)	$(159,066)
Other comprehensive (loss) before reclassifications	(18,461)	(8,828)		(27,289)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(115)	—	(115)
Total other comprehensive (loss)	(18,461)	(8,713)	—	(27,174)
Balance at End of Period	$(176,274)	$(9,349)	$(617)	$(186,240)

Three Months Ended June 30, 2022
Balance at Beginning of Period	$(76,392)	$—	$(1,845)	$(78,237)
Other comprehensive (loss) before reclassifications	(44,758)	—	—	(44,758)
Less: amounts reclassified from accumulated other comprehensive (loss)	4	—	—	4
Total other comprehensive income	(44,762)	—	—	(44,762)
Balance at End of Period	$(121,154)	$—	$(1,845)	$(122,999)

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Six Months Ended June 30, 2023
Balance at Beginning of Period	$(175,557)	$(4,878)	$(617)	(181,052)
Other comprehensive (loss) before reclassifications	(717)	(4,701)	—	(5,418)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(230)	—	(230)
Total other comprehensive (loss)	(717)	(4,471)	—	(5,188)
Balance at End of Period	$(176,274)	$(9,349)	$(617)	$(186,240)

Six Months Ended June 30, 2022
Balance at Beginning of Period	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss) before reclassifications	(119,752)	—	—	(119,752)
Less: amounts reclassified from accumulated other comprehensive (loss)	4	—	—	4
Total other comprehensive income	(119,756)	—	—	(119,756)
Balance at End of Period	$(121,154)	$—	$(1,845)	$(122,999)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2023	2022	is Presented
Realized gains on AFS securities:
	$—	$6	Non-interest income
	—	(2)	Tax expense
	—	4	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(157)	—	Interest expense
	—	—	Non-interest expense
	42	—	Tax benefit
	(115)	—	Net of tax
Total reclassifications for the period	$(115)	$4	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2023	2022	is Presented
Realized gains on AFS securities:
	$—	$6	Non-interest income
	—	(2)	Tax expense
	—	4	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(314)	—	Interest expense
	—	—	Non-interest expense
	84	—	Tax benefit
	(230)	—	Net of tax
Total reclassifications for the period	$(230)	$4	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$23,861	$23,115	$51,498	$43,311

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	7,624	5,247	7,552	4,375
Less: average number of unvested stock award shares	836	838	787	795
Average number of basic shares outstanding	43,443	45,818	43,564	46,733
Plus: dilutive effect of unvested stock award shares	89	283	216	337
Plus: dilutive effect of stock options outstanding	—	1	—	4
Average number of diluted shares outstanding	43,532	46,102	43,780	47,074

Basic earnings per common share:	$0.55	$0.50	$1.18	$0.93
Diluted earnings per common share:	$0.55	$0.50	$1.18	$0.92

For the three months ended June 30, 2023, 747 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2023, 563 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended June 30, 2022, 555 thousand shares of unvested restricted stock and 74 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2022, 445 thousand shares of unvested restricted stock and 75 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended June 30, 2023 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2022	704	$22.85	49	$26.46
Granted	392	27.00	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(178)	24.12	—	—
Forfeited	(49)	25.72	—	—
Expired	—	—	—	—
June 30, 2023	869	$24.60	49	$26.46
During the three and six months ended June 30, 2023, there were no stock option exercises. During the three and six months ended June 30, 2022, proceeds from stock option exercises totaled $25 thousand. During the three and six months ended June 30, 2023, there were 82 thousand and 178 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2022, there were 63 thousand and 111 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.3 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense totaled $3.5 million and $3.9 million during the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,405	$6,405
Securities available for sale:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,622	—	63,622
Agency collateralized mortgage obligations	—	491,340	—	491,340
Agency residential mortgage-backed securities	—	518,552	—	518,552
Agency commercial mortgage-backed securities	—	219,777	—	219,777
Corporate bonds	—	34,473	3,930	38,403
Other bonds and obligations	—	656	—	656
Equity securities	12,868	—	—	12,868
Loans held for investment at fair value	—	—	401	401
Loans held for sale	—	8,708	—	8,708
Derivative assets	—	52,636	100	52,736
Capitalized servicing rights	—	—	1,886	1,886
Derivative liabilities	—	94,656	—	94,656

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,708	$6,708
Securities available for sale:
U.S Treasuries	11,973	—	—	11,973
Municipal bonds and obligations	—	63,335	—	63,335
Agency collateralized mortgage obligations	—	531,945	—	531,945
Agency residential mortgage-backed securities	—	546,313	—	546,313
Agency commercial mortgage-backed securities	—	228,468	—	228,468
Corporate bonds	—	36,510	4,000	40,510
Equity securities	12,856	—	—	12,856
Loans held for investment at fair value	—	—	605	605
Loans held for sale	—	942	—	942
Derivative assets	—	54,216	25	54,241
Capitalized servicing rights	—	—	1,846	1,846
Derivative liabilities	—	97,030	—	97,030

There were no transfers between levels during the three and six months ended June 30, 2023.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2023.

			Aggregate Fair Value
June 30, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$401	$9,285	$(8,884)

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$605	$10,948	$(10,343)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$8,708	$8,584	$124

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$942	$927	$15
The changes in fair value of loans held for sale for the three and six months ended June 30, 2023, were gains of $100 thousand and $109 thousand, respectively. During the three and six months ended June 30, 2023, originations of loans held for sale totaled $22.4 million and $29.4 million, respectively. During the three and six months ended June 30, 2023, sales of loans originated for sale totaled $15.3 million and $21.7 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2023
March 31, 2023	$6,584	$3,800	$460	$26	$15	$1,666
Unrealized (loss)/gain, net recognized in other non-interest income	34	—	(18)	87	48	220
Unrealized gain included in accumulated other comprehensive income	—	130	—	—	—	—
Paydown of asset	(213)	—	(41)	—	—	—
Transfers to held for sale loans	—	—	—	(76)	—	—
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886

Six Months Ended June 30, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized (loss)/gain, net recognized in other non-interest income	123	—	(147)	121	55	40
Unrealized (loss) included in accumulated other comprehensive income	—	(70)	—	—	—	—
Paydown of asset	(426)	—	(57)	—	—	—
Transfers to held for sale loans	—	—	—	(101)	—	—
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886

Unrealized (loss)/gain relating to instruments still held at June 30, 2023	$(266)	$(200)	$—	$37	$63	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2022
March 31, 2022	$7,798	$4,020	$1,197	$18	$7	$1,786
Unrealized (loss)/gain, net recognized in other non-interest income	(556)	—	259	60	11	120
Unrealized gain included in accumulated other comprehensive income	—	—	—	—	—	—
Paydown of asset	(202)		(407)	—	—	—
Transfers to held for sale loans	—	—	—	(52)	—	—
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906

Six Months Ended June 30, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(910)	—	468	130	(116)	(60)
Unrealized (loss) included in accumulated other comprehensive income	—	(10)	—	—	—	—
Paydown of asset	(404)	—	(619)	—	—	—
Transfers to held for sale loans	—	—	—	(228)	—	—
Additions to servicing rights	—	—	0	—	—	—
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906

Unrealized (loss)/gain relating to instruments still held at June 30, 2022	$(436)	$20	$—	$26	$18	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,405	Discounted Cash Flow	Discount Rate	5.23%
AFS Securities	3,930	Indication from Market Maker	Price	98.00%
Loans held for investment	401	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $17.8
Commitments to lend	37	Historical Trend	Closing Ratio	85.01%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	63	Historical Trend	Closing Ratio	85.01%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,886	Discounted cash flow	Constant Prepayment Rate (CPR)	9.87%
			Discount Rate	9.57%
Total	$12,722

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,708	Discounted Cash Flow	Discount Rate	5.92%
AFS Securities	4,000	Indication from Market Maker	Price	100.00%
Loans held for investment	605	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $20.4
Commitments to lend	17	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Forward commitments	8	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Capitalized servicing rights	1,846	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.07%
			Discount Rate	9.56%
Total	$13,184

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

	June 30, 2023	Fair Value Measurement Date	December 31, 2022	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$5,773	June 2023	$14,571	December 2022
Loans held for sale	—	June 2023	3,369	December 2022
Capitalized servicing rights	11,223	June 2023	11,201	December 2022
Total	$16,996		$29,141

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$5,773	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 13.51% ((49.95)%)
			Appraised Value	$0 to $4,190 ($-2,611)
Capitalized servicing rights	11,223	Discounted Cash Flow	Constant Prepayment Rate (CPR)	4.78% to 14.01% (11.38%)
			Discount Rate	9.59% to 17.09% (13.98%)
Total	$16,996
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2023 and December 31, 2022.

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

	June 30, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$640,600	$640,600	$640,600	$—	$—
Trading securities	6,405	6,405	—	—	6,405
Equity securities	12,868	12,868	12,868	—	—
Securities available for sale	1,340,331	1,340,331	7,981	1,328,420	3,930
Securities held to maturity	563,765	487,960	—	486,313	1,647
Federal Home Loan Bank stock	34,714	N/A	N/A	N/A	N/A
Net loans	8,782,183	8,727,074	—	—	8,727,074
Loans held for sale	8,708	8,708	—	8,708	—
Accrued interest receivable	50,580	50,580	—	50,580	—
Derivative assets	52,736	52,736	—	52,636	100
Financial Liabilities
Total deposits	$10,068,407	$10,035,236	$—	$10,035,236	$—
Short-term debt	470,000	469,935	—	469,935	—
Long-term Federal Home Loan Bank advances and other	204,345	196,824	—	196,824	—
Subordinated borrowings	121,238	100,739	—	100,739	—
Accrued interest payable	7,096	7,096	—	7,096	—
Derivative liabilities	94,656	94,656	—	94,656	—

	December 31, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$685,355	$685,355	$685,355	$—	$—
Trading securities	6,708	6,708	—	—	6,708
Equity securities	12,856	12,856	12,856	—	—
Securities available for sale and other	1,423,200	1,423,200	11,973	1,407,227	4,000
Securities held to maturity	583,453	507,464	—	505,508	1,956
Federal Home Loan Bank stock	7,219	N/A	N/A	N/A	N/A
Net loans	8,239,039	8,194,110	—	—	8,194,110
Loans held for sale	4,311	4,311	—	942	3,369
Accrued interest receivable	46,868	46,868	—	46,868	—
Derivative assets	54,241	54,241	—	54,216	25
Financial Liabilities
Total deposits	$10,327,269	$10,283,543	$—	$10,283,543	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	4,445	2,782	—	2,782	—
Subordinated borrowings	121,064	110,853	—	110,853	—
Accrued interest payable	1,610	1,610	—	1,610	—
Derivative liabilities	97,030	97,030	—	97,030	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. NET INTEREST INCOME AFTER PROVISION/(BENEFIT) FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$92,759	$81,358	$190,292	$150,421
Provision/(benefit) for credit losses	8,000	—	16,999	(4,000)
Net interest after provision for credit losses	$84,759	$81,358	$173,293	$154,421

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.55	$0.50	$1.18	$0.92
Operating earnings per common share, diluted (1)(2)	0.55	0.51	1.18	0.94
Net income, (thousands)	23,861	23,115	51,498	43,311
Operating net income, (thousands) (1)(2)	23,878	23,562	51,486	44,351
Net interest income, non FTE	92,759	81,358	190,292	150,421
Net interest income, FTE (4)	94,721	82,918	194,161	153,505
Total common shares outstanding, (thousands)	44,033	45,788	44,033	45,788
Average diluted shares, (thousands)	43,532	46,102	43,780	47,074
Total book value per common share	22.11	22.15	22.11	22.15
Tangible book value per common share (2)	21.60	21.56	21.60	21.56
Dividends per common share	0.18	0.12	0.36	0.24
Dividend payout ratio	33.47%	25.24%	31.06%	27.67%

PERFORMANCE RATIOS (3)
Return on equity	7.82%	7.82%	8.46%	7.31%
Operating return on equity (1)(2)	7.82	7.97	8.46	7.49
Return on tangible common equity (1)(2)	8.26	8.33	8.92	7.81
Operating return on tangible common equity (1)(2)	8.27	8.48	8.92	7.99
Return on assets	0.78	0.82	0.86	0.76
Operating return on assets (1)(2)	0.78	0.84	0.86	0.78
Net interest margin, FTE (4)	3.24	3.11	3.40	2.86
Efficiency ratio (1)(2)	63.57	66.60	61.50	69.48

FINANCIAL DATA (in millions, end of period)
Total assets	$12,090	$11,579	$12,090	$11,579
Total earning assets	11,370	10,849	11,370	10,849
Total loans	8,882	7,803	8,882	7,803
Total deposits	10,068	10,115	10,068	10,115
Loans/deposits (%)	88%	77%	88%	77%
Total shareholders' equity	973	1,014	973	1,014

ASSET QUALITY
Allowance for credit losses, (millions)	$100	$99	$100	$99
Net charge-offs, (millions)	(6)	—	(13)	(3)
Net charge-offs (QTD annualized)/average loans	0.26%	0.02%	0.29%	0.08%
Provision expense/(benefit), (millions)	$8	$—	$17	$(4)
Non-accruing loans/total loans	0.32%	0.34%	0.32%	0.34%
Allowance for credit losses/non-accruing loans	353	368	353	368
Allowance for credit losses/total loans	1.13	1.27	1.13	1.27

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.1%	12.9%	12.1%	12.9%
Tier 1 capital leverage ratio	9.6	10.2	9.6	10.2
Tangible common shareholders' equity/tangible assets (2)	7.9	8.5	7.9	8.5

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,283	$67	6.16%	$3,831	$36	3.79%
Commercial and industrial loans	1,496	27	7.27	1,447	16	4.46
Residential mortgages	2,488	24	3.87	1,652	15	3.57
Consumer loans	524	9	7.28	562	8	5.41
Total loans (1)	8,791	127	5.77	7,492	75	3.99
Investment securities (2)	2,236	13	2.27	2,621	13	1.97
Short-term investments & loans held for sale (3)	560	7	4.94	476	1	0.57
Total interest-earning assets	11,587	147	5.05	10,589	89	3.34
Intangible assets	22		x	27		X
Other non-interest earning assets	665		x	644
Total assets	$12,274			$11,260

Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,594	$—	—%	$2,903	$—	—%
NOW and other	1,055	4	1.35	1,454	—	0.12
Money market	2,555	14	2.13	2,811	2	0.19
Savings	1,077	—	0.50	1,127	—	0.03
Time	2,287	18	3.07	1,460	2	0.64
Total deposits	9,568	36	1.51	9,755	4	0.17
Borrowings and notes (4)	1,288	17	5.14	160	2	4.61
Total funding liabilities	10,856	53	1.94	9,915	6	0.24
Other non-interest earning liabilities	197			163
Total liabilities	11,053			10,078

Total common shareholders' equity	1,221			1,182
Total shareholders’ equity (2)	1,221			1,182
Total liabilities and shareholders’ equity	$12,274			$11,260
Net interest margin, FTE			3.24			3.11

Total average non-maturity deposits	7,281			8,295

Supplementary data
Net Interest Income, non FTE	$92.8			$81.4
FTE income adjustment (5)	2.0			1.6
Net Interest Income, FTE	$94.8			$83.0

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

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,225	$128	6.02%	$3,741	$67	3.57%
Commercial and industrial loans	1,511	54	7.09	1,410	30	4.30
Residential mortgages	2,386	45	3.79	1,545	28	3.57
Consumer loans	531	18	7.26	538	13	4.82
Total loans (1)	8,653	245	5.67	7,234	138	3.80
Investment securities (2)	2,248	26	2.25	2,635	26	1.96
Short-term investments & loans held for sale (3)	437	10	4.69	837	1	0.37
Total interest-earning assets	11,338	281	4.95	10,706	165	3.08
Intangible assets	23		x	28		X
Other non-interest earning assets	679		x	642
Total assets	$12,040			$11,376

Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,650	$—	—%	$2,935	$—	—%
NOW and other	1,255	10	1.52	1,455	—	0.08
Money market	2,607	24	1.85	2,841	3	0.17
Savings	1,062	—	0.30	1,122	—	0.03
Time	2,049	28	2.66	1,542	5	0.67
Total deposits	9,623	62	1.79	9,895	8	0.17
Borrowings and notes (4)	990	25	5.11	132	4	4.91
Total funding liabilities	10,613	87	2.21	10,027	12	0.23
Other non-interest earning liabilities	210			164
Total liabilities	10,823			10,191

Total common shareholders' equity	1,217			1,185
Total shareholders’ equity (2)	1,217			1,185
Total liabilities and shareholders’ equity	$12,040			$11,376
Net interest margin, FTE			3.40			2.86

Total average non-maturity deposits	7,574			8,353

Supplementary data
Net Interest Income, non FTE	$190.3			$150.4
FTE income adjustment (5)	3.9			3.1
Net Interest Income, FTE	$194.2			$153.5

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

The Company utilizes the non-GAAP measure of operating earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include restructuring costs. Restructuring costs generally consist of costs and losses associated with the disposition of assets and liabilities and lease terminations, including costs related to branch sales.

The Company also calculates operating earnings per share based on its measure of operating earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Expense adjustments in 2023 and 2022 were primarily related to branch consolidations. For 2022, fair value adjustments on securities were primarily due to unrealized equity securities losses due to changes in market conditions. Starting March 31, 2023 fair value adjustments on securities are included in operating income.

Management believes that the computation of non-GAAP operating earnings and operating earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
GAAP Net income		$23,861	$23,115	$51,498	$43,311
Adj: Fair value adjustments on securities (1)		—	973	—	1,718
Adj: Restructuring and other expense		21	35	(15)	53
Adj: Income taxes		(4)	(561)	3	(731)
Total operating income (non-GAAP) (2)	(A)	$23,878	$23,562	$51,486	$44,351

GAAP Total revenue		$109,853	$97,709	$223,992	$187,453
Adj: Fair value adjustments on securities (1)		—	973	—	1,718
Total operating revenue (non-GAAP) (2)	(B)	$109,853	$98,682	$223,992	$189,171

GAAP Total non-interest expense		$74,048	$68,475	$146,003	$137,025
Less: Total non-operating expense (see above)		(21)	(35)	15	(53)
Operating non-interest expense (non-GAAP) (2)	(C)	$74,027	$68,440	$146,018	$136,972

(In millions, except per share data)
Total average assets	(D)	$12,274	$11,260	$12,040	$11,376
Total average shareholders’ equity	(E)	1,221	1,182	1,217	1,185
Total average tangible shareholders’ equity (2)	(F)	1,198	1,155	1,194	1,157
Total tangible shareholders’ equity, period-end (2)(3)	(H)	951	987	951	987
Total tangible assets, period-end (2)	(J)	12,068	11,552	12,068	11,552
Total common shares outstanding, period-end (thousands)	(K)	44,033	45,788	44,033	45,788
Average diluted shares outstanding (thousands)	(L)	43,532	46,102	43,780	47,074

Earnings per common share, diluted		$0.55	$0.50	$1.18	$0.92
Operating earnings per common share, diluted (2)	(A/L)	0.55	0.51	1.18	0.94
Book value per common share, period-end		22.11	22.15	22.11	22.15
Tangible book value per common share, period-end (2)	(H/K)	21.60	21.56	21.60	21.56
Total shareholders' equity/total assets		8.05	8.76	8.05	8.76
Total tangible shareholder's equity/total tangible assets (2)	(H/J)	7.88	8.54	7.88	8.54
		x
Performance ratios (4)		x
GAAP return on equity		7.82%	7.82%	8.46%	7.31%
Operating return on equity (2)	(A/E)	7.82	7.97	8.46	7.49
Return on tangible common equity (2)(5)		8.26	8.33	8.92	7.81
Operating return on tangible common equity (2)(5)	(A+O)/(F)	8.27	8.48	8.92	7.99
GAAP return on assets		0.78	0.82	0.86	0.76
Operating return on assets (2)	(A/D)	0.78	0.84	0.86	0.78
Efficiency ratio (2)	(C-O)/(B+M+P)	63.57	66.60	61.50	69.48

(in thousands)
Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (6)	(M)	$2,735	$595	$5,632	$1,191
Non-interest income tax-credit investments amortization (7)	(N)	(2,210)	(351)	(4,495)	(708)
Net income on tax-credit investments	(M+N)	525	244	1,137	483

Intangible amortization	(O)	1,205	1,286	2,410	2,572
Fully taxable equivalent income adjustment	(P)	1,962	1,560	3,869	3,084
_____________________________________________________________________________________________
(1)     Starting March 31, 2023, fair value adjustments on securities are included in operating income.
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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”). Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. The Bank seeks to transform what it means to bank its neighbors socially, humanly, and digitally to empower the financial potential of people, families, and businesses in its communities as it pursues its vision of being a leading socially responsible omni-channel community bank in New England and beyond. Berkshire Bank provides business and consumer banking, mortgage, wealth management, and investment services. Headquartered in Boston, Berkshire has approximately $12.1 billion in assets and operates 100 branch offices in New England and New York.

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

FINANCIAL OVERVIEW

Berkshire reported net income of $23.9 million, or $0.55 per diluted share, for the three months ended June 30, 2023, compared to $23.1 million, or $0.50 per diluted share, for the year-ago period. Included in the results for the three months ended June 30, 2023 are net non-operating charges totaling $21 thousand ($17 thousand after-tax) with no per share impact. Included in the results for the three months ended June 30, 2022 are net non-operating charges totaling $1.0 million ($447 thousand after-tax) or $0.01 per share. Compared to the year-ago period, second quarter 2023 earnings primarily reflect higher net interest income partially offset by higher credit loss provision expense.

Berkshire’s return on average assets was 0.78% on a GAAP and operating basis for the three months ended June 30, 2023 compared to 0.82% (0.84% on an operating basis) for the year-ago period. Return on average tangible common equity was 8.26% (8.27% on an operating basis) for the three months ended June 30, 2023 compared to 8.33% (8.48% on an operating basis) for the year-ago period. Compared to the second quarter of 2022, FTE net interest income increased $11.8 million to $94.7 million and the net interest margin increased 13 basis points to 3.24%.

Second quarter 2023 average total earning assets increased $998 million compared to the second quarter of 2022, primarily reflecting an increase of $1.30 billion in average loans and an increase of $84 million in average short-term investments and loans HFS, partially offset by a $385 million decrease in average securities. Average total funding liabilities increased $941 million compared to the year-ago quarter, reflecting a $1.13 billion increase in average borrowings, partially offset by a $187 million decrease in average deposits.

Net income for the six months ended June 30, 2023 totaled $51.5 million, or $1.18 per diluted share, compared to $43.3 million, or $0.92 per diluted share, for the year-ago period. Included in the results for the six months ended June 30, 2023 are net non-operating credits totaling $15 thousand ($12 thousand after-tax) with no per share impact. Included in the results for the six months ended June 30, 2022 were non-operating charges totaling $1.8 million ($1.0 million after-tax) or $0.02 per share. Compared to the year-ago period, first half 2023 earnings primarily reflect higher net interest income partially offset by higher credit loss provision expense.

Berkshire’s return on average assets was 0.86% on a GAAP and operating basis for the six months ended June 30, 2023 compared to 0.76% (0.78% on an operating basis) for the year-ago period. Return on average tangible common equity was 8.92% on a GAAP and operating basis for the six months ended June 30, 2023 compared to 7.81% (7.99% on an operating basis) for the year-ago period. Per share results and equity returns have included the benefit of ongoing share repurchases. First half 2023 FTE net interest income increased $40.7 million compared to the first half of 2022 and the net interest margin increased 54 basis points to 3.40%.

Average total earning assets in the first half of 2023 increased $632 million compared to the first half of 2022, primarily reflecting an increase of $1.42 billion in average loans, partially offset by a $387 million decrease in average securities and a $400 million decrease in average short-term investments and HFS loans. Average first half total funding liabilities increased $586 million compared to the year-ago period, reflecting an $858 million increase in average borrowings, partially offset by a $272 million decrease in average deposits.

Total second quarter non-interest income increased $743 thousand year-over-year and total non-interest expense increased $5.6 million. The efficiency ratio was 63.6% for the second quarter of 2023 compared to 66.6% for the year-ago quarter. For the first half of the year, total non-interest income decreased $3.3 million and non-interest expense increased $9.0 million. The efficiency ratio was 61.5% and 69.5% for these periods, respectively.

The provision for credit losses on loans in the second quarter of 2023 totaled $8.0 million; there was no provision expense in the year-ago quarter. For the first six months of the year, the provision expense was $17.0 million in 2023, compared to ($4.0) million in 2022. Provision expense in 2022 reflected notable improvement in pandemic-related expected credit losses. The allowance for credit losses on loans was $100.2 million, or 1.13% of total loans, at June 30, 2023, compared to $96.3 million, or 1.15% of total loans at December 31, 2022.

Berkshire’s total shareholders’ equity was $973 million at June 30, 2023 compared to $954 million at December 31, 2022. The common equity Tier 1 capital ratio was 12.1% and 12.4% at June 30, 2023 and December 31, 2022, respectively. Tangible common equity as a percentage of tangible assets was 7.9% at June 30, 2023 compared to 8.0% at December 31, 2022.

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

In response to persistent high inflation, the Federal Reserve Board increased the target federal funds rate over the last six quarters. The average maximum target Federal Funds rate increased from 25 basis points in the first quarter of 2022 to 5.16% in the second quarter of 2023, increasing in each sequential quarter, with the largest quarterly increases occurring in the second and third quarters of 2022.

The net interest margin increased by 13 basis points to 3.24% in the second quarter of 2023 compared to the year-ago quarter. The margin increased by 54 basis points to 3.40% in the second half of 2023 compared to the same period of 2022. This improvement reflected the reinvestment of funds from lower yielding investments into higher yielding loans, along with the positive interest rate sensitivity of the Company’s interest rate risk profile in the environment of rising market interest rates.

Second quarter FTE net interest income increased year-over-year by $11.8 million. Total interest income increased $58.0 million and total interest expense increased $46.6 million. The FTE interest adjustment increased $402 thousand.

Second quarter average total earning assets increased year-over-year by $998 million, primarily reflecting an increase of $1.30 billion in average loans and an $84 million increase in average short-term investments and loans held for sale, partially offset by a $385 million decrease in average securities. The increase in average loans was primarily due to a $452 million increase in average commercial real estate loans and an $836 million increase in average residential mortgages, reflecting growth in originations staff and increased market demand for commercial loans.

Average total loans, average securities and average short-term investments and loans held for sale comprised 76%, 19% and 5%, respectively, of average total earning assets in the second quarter of 2023, compared to 71%, 25% and 4%, respectively, in the second quarter of 2022. In the current quarter, the yields on these portfolios were 5.77%, 2.27%, and 4.94% respectively, compared to 3.99%, 1.97%, and 0.57% in the same quarter of 2022.

Second quarter average total funding liabilities increased $941 million, reflecting a $1.13 billion increase in average borrowings which was partially offset by a $187 million reduction in average deposits. The increase in borrowings was primarily due to higher borrowings from the Federal Home Loan Bank of Boston, including further fortifying on-balance sheet liquidity with higher cash balances due to market conditions in the first quarter of 2023.

Second quarter average non-interest bearing deposits decreased $309 million, average NOW and other interest-bearing transaction accounts decreased $399 million, average money market deposits decreased $256 million, and average savings deposits decreased $50 million. Average time deposits increased $827 million. Deposit shifts reflected the migration of some balances from lower yielding accounts to higher yielding accounts in and out of the Bank, as well as the spend-down by customers of liquidity accumulated during the pandemic. Time deposit growth included higher utilization of brokered deposits.

Average total deposits comprised 88% and 98% of average total funding liabilities in the second quarters of 2023 and 2022, respectively. As a percentage of average deposits, in the second quarter of 2023, average non-interest bearing deposits measured 27%, average NOW and other interest-bearing transaction accounts measured 11%, average money market deposits were 27%, average savings accounts were 11%, and average time deposits were 24%. The comparable percentages in the year-ago quarter were respectively 30%, 15%, 29%, 12%, and 15% respectively.

The 170 basis point increase to 1.94% in the rate paid on average total funding liabilities in the second quarter of 2023 compared to 2022 primarily reflects the impact of the increase in market interest rates and increased borrowings. The rate paid on average total deposits increased 134 basis points, reflecting higher interest rates paid and the shift in the mix of deposits. Higher deposit costs included increases of 123 basis points in the cost of NOW and other interest-bearing transaction deposits, 47 basis points in the cost of savings deposits, 194 basis points in the cost of money market deposits, and 243 basis points in the cost of time deposits.

First half FTE net interest income increased year-over-year by $40.7 million. In addition to the increase in the net interest margin, first half net interest income also benefited from the $632 million increase in average earning assets which was primarily driven by higher average loans which were mostly funded by increased average borrowings.

Non-Interest Income

Total non-interest income in the second quarter of 2023 increased $743 thousand compared to the second quarter of 2022. The increase compared to the year-ago period primarily reflects increases in deposit related fees and in loan related fees, partially offset by decreases in gain on SBA loan sales, wealth management fees, and other non-interest income. Total non-interest income in the first half of 2023 decreased $3.3 million compared to the first half of 2022. The decrease compared to the year-ago period reflected decreases in all major categories of non-interest income except deposit related fees, as well as the impact of a change in fair value adjustments on securities.

Deposit related fees increased year-over-year across many categories, with the largest increases recorded in cash management fees and account service charges. Loan related fee changes were primarily due to changes related to commercial loan interest rate swap volumes and fair value adjustments. The decreases in gain on SBA loan sales reflect lower loan demand and sale premiums as a result of increases in the prime rate of interest. Wealth management fees declined from 2022 levels; the portfolio of wealth assets under management totaled $1.4 billion at June 30, 2023. Other non-interest income decreased primarily due to higher charges for the amortization of tax credit investments (which are more than offset by credits to income tax expense).

Provision for Credit Losses

The provision was an expense of $8.0 million in the second quarter of 2023; there was no provision expense in the second quarter of 2022. The provision in the first half of 2023 was an expense of $17.0 million, compared to a benefit of $4.0 million in the comparable period of 2022. Provision expense in 2023 primarily reflected growth in the loan portfolio. The results in 2022 reflected notable improvement in pandemic-related expected credit losses.

Non-Interest Expense

Total non-interest expense increased year-over year in the second quarter by $5.6 million and in the first half of the year by $9.0 million. The increases were primarily in compensation and benefits, technology and communications, and the category of other expenses. These increases were partially offset by decreases in occupancy and equipment expense.

Compensation and benefits expense has increased including the impact of hiring of frontline bankers. Higher technology and communications expense largely reflects investments to digitize the bank. The increase in the category of other expenses primarily reflects increases in deposit insurance premiums. Occupancy and equipment expense has declined due to the benefit from office and branch consolidation.

The second quarter efficiency ratio improved year-over-year due to the 11% increase in operating revenue which exceeded the 8% increase in operating expense. The first half efficiency ratio improved year-over-year due to the 18% increase in operating revenue, which substantially exceeded the 7% increase in operating expense.

Income Tax Expense

The Company’s effective income tax rate was 14.2% for the second quarter of 2023 and 15.6% for the first half of 2023, compared to 20.9% and 20.4%, respectively, for the comparable periods of 2022, and compared to 18.7% for the full year of 2022. The lower tax rate in 2023 reflected benefit from increased tax credit investments. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; (iii) tax credit investment benefits; and (iv) state income taxes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2023 AND DECEMBER 31, 2022

General

Total assets at June 30, 2023 were $12.1 billion, a $427 million increase from December 31, 2022, primarily reflecting a $547 million increase in total loans partially offset by a decrease of $45 million in cash and cash equivalents and $75 million in investment securities. Loan growth primarily consisted of a $369 million increase in residential mortgages and a $220 million increase in commercial real estate loans. The decrease in investment securities primarily represented amortizations and maturities.

Nonaccrual loans totaled $28.4 million at June 30, 2023, a $2.7 million decrease from December 31, 2022 due to lower nonaccrual commercial loans. The allowance for credit losses on loans totaled $100.2 million at June 30, 2023, compared to $96.3 million at December 31, 2022. At June 30, 2023, the allowance as a percentage of total loans was 1.13% and as a percentage of nonaccrual loans was 353%, compared to 1.15% and 309%, respectively, at December 31, 2022.

At June 30, 2023, total liabilities were $11.1 billion, a $408 million increase from December 31, 2022, primarily reflecting a $670 million increase in total borrowings, partially offset by a $259 million decrease in total deposits.

Berkshire’s total shareholders’ equity was $973 million at June 30, 2023, a $19 million increase from December 31, 2022. As a percentage of total assets, shareholders’ equity was 8.1% and 8.2% at June 30, 2023 and December 31, 2022, respectively. Tangible common equity equaled 7.9% of tangible assets at June 30, 2023 compared to 8.0% at December 31, 2022.

Berkshire’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 9.6%, 12.1%, 12.3% and 14.4%, respectively, at June 30, 2023, compared to 10.2%, 12.4%, 12.6% and 14.6%, respectively, at December 31, 2022. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.6%, 12.4%, 12.4% and 13.4%, respectively, at June 30, 2023, compared to 10.2%, 12.6%, 12,6% and 13.6%, respectively, at December 31, 2022.

Loans

Total loans at period-end are categorized in the financial statement in accordance with regulatory reporting.
Total loans measured $8.9 billion at June 30, 2023, increasing $547 million during the half of 2023. At June 30, 2023, commercial loans measured 65% of total loans and retail loans measured 35% of total loans. In comparison, at December 31, 2022, commercial loans measured 66% of total loans and retail loans measured 34% of total loans.

Total commercial loans increased by $212 million to $5.7 billion during the first half of 2023 and were comprised of commercial real estate loans and commercial and industrial loans. Commercial real estate loans (which include construction loans and multifamily loans) totaled $4.3 billion and increased by $219 million during the first half of 2023. Commercial and industrial loans totaled $1.4 billion and decreased by $7 million. Nonaccrual commercial loans totaled $17.1 million at June 30, 2023, and measured 0.30% of total commercial loans. At December 31, 2022, nonaccrual commercial loans totaled $19.4 million, measuring 0.35% of total commercial loans.

Total retail loans increased by $335 million to $3.1 billion. Retail loans include residential mortgage loans and consumer loans. At June 30, 2023, residential mortgages totaled $2.7 billion and increased by $365 million during the first half of 2023. Consumer loans totaled $472 million at June 30, 2023 and decreased by $29 million in the first half of 2023 due primarily to planned run-off of unsecured consumer balances which was partially offset by growth in home equity loans. Nonaccrual retail loans totaled $11.3 million at June 30, 2023, measuring 0.36% of total retail loans. At December 31, 2022, nonaccrual retail loans totaled $11.7 million, measuring 0.42% of total retail loans.

Allowance for Credit Losses on Loans

The allowance totaled $100.2 million at June 30, 2023, an increase of $3.9 million from December 31, 2022, reflecting growth in the loan portfolio. The ratio of the allowance to total loans decreased to 1.13% from 1.15% for these respective dates.

For the commercial loan portfolio, the allowance for credit losses as a percentage of commercial loans was 1.20% at June 30, 2023, compared to 1.15% at December 31, 2022. The commercial allowance for credit losses represented 405% of non-accrual commercial loans at June 30, 2023 compared to 326% at December 31, 2022.

For the retail loan portfolio, the allowance for credit losses as a percentage of retail loans was 0.99% at June 30, 2023 compared to 1.17% at December 31, 2022. The retail allowance for credit losses represented 275% of non-accrual retail loans at June 30, 2023 compared to 282% at December 31, 2022.

Deposits and Borrowings

Total deposits were $10.1 billion at June 30, 2023, a $259 million decrease from year-end 2022. Most categories of deposits decreased except for higher cost time deposits as customers sought higher rate deposits in the environment of higher interest rates. Non-interest bearing deposits totaled $2.6 billion at June 30, 2023, a $258 million decrease from December 31, 2022. Non-maturity interest-bearing deposits totaled $5.0 billion, an $803 million decrease during the first half of 2023. Time deposits totaled $2.4 billion, increasing $802 million during this period. Borrowings totaled $0.8 billion at period-end, increasing $670 million from year-end 2022. The increase was due to the utilization of Federal Home Loan Bank of Boston advances.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.5 billion at period-end, increasing $15 million from year-end 2022. The net fair value of these instruments at June 30, 2023 was a liability of $42 million, decreasing $1 million from December 31, 2022.

Shareholders’ Equity and Dividends

Total shareholders’ equity was $973 million at June 30, 2023, a $19 million increase from December 31, 2022. This primarily reflects net income of $51 million partially offset by $16 million in common stock dividends at $0.18 per share and share repurchases totaling $14 million for the repurchase of 628 thousand shares as well as a $5 million increase in the accumulated other comprehensive loss reflecting changes in the unrealized loss on derivative hedges.

Liquidity and Cash Flows

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs for the Company, including the Bank. Liquidity management addresses both the Company’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. During the first half of 2023 the Company increased its off-balance sheet liquidity sources primarily by increasing its assets qualified for pledging against borrowings, and the Company views its liquidity as satisfactory for current conditions as well as for stressed scenarios in its liquidity testing models.

At June 30, 2023, cash and equivalents totaled $0.6 billion and securities available for sale totaled $1.3 billion. Unused borrowing availability at that date from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $3.6 billion. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $89 million at period-end.

During the first half of 2023, borrowings from the FHLB were the primary source of funds and the primary uses were loan growth and net deposit outflows primarily in the first quarter due to industry conditions.

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

Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. Tangible common equity totaling $951 million at period-end and was net of an accumulated other comprehensive loss totaling $186 million.

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

ENVIRONMENTAL, SOCIAL, GOVERNANCE (ESG) & COMMITMENT TO SOCIAL RESPONSIBILITY

Since its founding in 1846, Berkshire Bank continues to be a performance and purpose-driven, values-guided, community-centered bank working to achieve its vision of becoming a high-performing, leading socially responsible community bank. Berkshire empowers the financial potential of its stakeholders by making banking available where, when, and how it's needed through a dedicated focus on exceptional customer service, digital banking, and positive community impact. It provides a wide range of accessible, affordable, responsible and sustainable financial solutions through its consumer banking, commercial banking and wealth management divisions.

ESG factors are integral to the company’s vision, mission, business practices, and Berkshire’s Exciting Strategic Transformation (BEST). Berkshire focuses its ESG strategy on material topics impacting its business and stakeholders including leadership & governance, human capital management, equity & inclusion, responsible banking & cybersecurity, financial access & affordability, environmental sustainability & climate change and community investment. It was one of the first banks in the country to establish a dedicated committee of our Board of Directors to oversee ESG matters. Berkshire also was the first U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond. The Bank is a leader among community banks in integrating ESG standards into its business strategy and operations. This helps manage risk and unlock new business opportunities to create an ecosystem of value.

Berkshire regularly engages with its stakeholders to share information about the progress it’s made in its ESG performance, including through its ESG and Corporate Responsibility website, corporate annual report, and proxy statement. Additionally, Berkshire’s annual ESG Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure (TCFD) disclosure standards, details the Company's ESG efforts and programs.

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

Quarterly Highlights
•Sustainability Bond: Berkshire completed the allocation of its inaugural $100 million sustainability bond less than one year after its issuance. All of the proceeds were allocated in alignment with Berkshire's Sustainable Financing Framework. Sustainalytics, a Morningstar Company, and the global leader in high-quality ESG research, ratings, and data, independently verified that Berkshire's Sustainable Financing Framework "is credible and impactful and aligns with the International Capital Market Association's (ICMA) Sustainability Bond Guidelines 2021, Green Bond Principles 2021 and Social Bond Principles 2021". The subordinated Sustainability Bond issuance also received an investment grade rating of Baa3 from Moody's Investors Service.

Bond proceeds were allocated toward the following projects:

•Affordable & Workforce Housing: Approximately 41% of the bond proceeds were allocated to the development of 330 units of affordable and workforce housing in Massachusetts, New York and Connecticut. These projects are expected to provide housing at a rate below the prevailing market rate to individuals and families at or below 60% of the Area Median Income ("AMI") for affordable units and between 60%-80% of the AMI for workforce units

•Green Buildings: Approximately 33% of the bond proceeds were allocated for the construction of more than 200,000 square feet of green buildings in Massachusetts and New York whose projects are expected to achieve LEED Gold or Platinum, Net Zero emissions and/or are expected to achieve greenhouse gas emissions performance in the top 15% of their municipal boundaries.

•Financial Access & Inclusion: 26% of the bond proceeds were allocated to projects located in low-moderate income and/or majority minority census tracts. This included a small business that created jobs and the redevelopment and revitalization of a former industrial site within a low-income neighborhood that helped attract new and retain existing businesses and residents.

Further details can be found in Berkshire's Sustainability Bond Report available on its website.

•Performance & Recognition: Berkshire maintained its top quartile ESG rating performance and was named the recipient of the LGBT Corporate Ally Award from the Boston Business Journal.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning June 30, 2023 and December 31, 2022.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	June 30, 2023	December 31, 2022
+200	(0.3)%	1.8%
+100	(0.3)	0.8
-100	(0.5)	(1.6)
-200	(2.5)	(5.2)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	June 30, 2023	December 31, 2022
Short End +100	(0.8)%	0.1%
Short End -100	(0.3)	(1.3)
Long End +100	0.7	1.0
Long End -100	(0.9)	(1.2)

The net interest income at risk simulation results indicate that the Company’s interest rate risk was essentially neutral for the modeled scenarios as of June 30, 2023. This was a change from a modestly asset sensitive profile under these scenarios as of December 31, 2022. Asset sensitivity declined due to continued growth of the residential mortgage portfolio, and further deposit mix shift towards interest-bearing. Exposure to lower market interest rates decreased due to less flooring on non-maturity deposits in modeled scenarios.

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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	June 30, 2023	December 31, 2022
+200	(3.1)%	—%
+100	(1.5)	—
-100	0.4	(1.5)
-200	(1.0)	(5.4)

The Company’s economic value of equity at risk profile indicates that at June 30, 2023 the economic value of equity was close to neutral in the modeled scenarios. Exposure in the +200 basis point shock scenario has increased from December 31,2022 due primarily to an increase in residential mortgage loans.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider information regarding the Company’s risk factors as set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022, and Part II, Item 1A “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2023 and 2022 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2023:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2023	208,563	$22.42	208,563	2,156,125
May 1-31, 2023	317,562	20.24	317,562	1,838,563
June 1-30, 2023	54,605	21.68	54,605	1,783,958
Total	580,730	$21.16	580,730	1,783,958

On January 25, 2023, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $50 million through December 31, 2023. The maximum number of shares that may be purchased under this program has been estimated based on the June 30, 2023 closing price per share of Company common stock of $20.73.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2023	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: August 9, 2023	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer