Form 10-Q
period 2023-09-30
BERKSHIRE HILLS BANCORP INC
filed 2023-11-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 7, 2023, the Registrant had 43,670,239 shares of common stock, $0.01 par value per share, outstanding

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In thousands, except share data)
Assets
Cash and due from banks	$120,634	$145,342
Short-term investments	542,836	540,013
Total cash and cash equivalents	663,470	685,355

Trading securities, at fair value	6,171	6,708
Equity securities, at fair value	12,325	12,856
Securities available for sale, at fair value	1,260,391	1,423,200
Securities held to maturity (fair values of $453,729 and $507,464)	552,981	583,453
Federal Home Loan Bank stock	38,912	7,219
Total securities	1,870,780	2,033,436
Less: Allowance for credit losses on held to maturity securities	(69)	(91)
Net securities	1,870,711	2,033,345

Loans held for sale	2,342	4,311

Total loans	8,984,377	8,335,309
Less: Allowance for credit losses on loans	(102,792)	(96,270)
Net loans	8,881,585	8,239,039

Premises and equipment, net	70,042	85,217
Other intangible assets	20,869	24,483
Cash surrender value of bank-owned life insurance policies	242,172	238,919
Other assets	377,605	348,935
Assets held for sale	11,157	3,260
Total assets	$12,139,953	$11,662,864

Liabilities
Demand deposits	$2,530,441	$2,852,127
NOW and other deposits	843,032	1,054,596
Money market deposits	3,075,307	3,723,570
Savings deposits	1,086,329	1,063,269
Time deposits	2,445,435	1,633,707
Total deposits	9,980,544	10,327,269
Short-term debt	670,000	—
Long-term Federal Home Loan Bank advances and other	134,295	4,445
Subordinated borrowings	121,300	121,064
Total borrowings	925,595	125,509
Other liabilities	282,805	256,024
Total liabilities	$11,188,944	$10,708,802
(continued)
	September 30, 2023	December 31, 2022

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 43,822,473 shares outstanding in 2023; 51,903,190 shares issued and 44,361,222 shares outstanding in 2022)	528	528
Additional paid-in capital - common stock	1,423,720	1,424,183
Unearned compensation	(12,004)	(8,598)
Retained (deficit)	(23,846)	(71,428)
Accumulated other comprehensive (loss)	(218,386)	(181,052)
Treasury stock, at cost (8,080,717 shares in 2023 and 7,541,968 shares in 2022)	(219,003)	(209,571)
Total shareholders’ equity	951,009	954,062
Total liabilities and shareholders’ equity	$12,139,953	$11,662,864
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income
Loans	$132,816	$90,266	$377,180	$227,583
Securities and other	15,205	13,405	48,582	38,290
Total interest and dividend income	148,021	103,671	425,762	265,873
Interest expense
Deposits	44,008	8,164	106,056	16,508
Borrowings	13,679	3,423	39,080	6,860
Total interest expense	57,687	11,587	145,136	23,368
Net interest income	90,334	92,084	280,626	242,505
Non-interest income
Deposit related fees	8,792	8,377	25,674	23,733
Loan fees and other	2,879	1,292	8,537	7,344
Gain on SBA loan sales	2,548	2,551	7,952	9,515
Wealth management fees	2,481	2,353	7,803	7,753
Total fee income	16,700	14,573	49,966	48,345
Other, net	1,232	2,154	1,454	7,132
Fair value adjustments on securities	(467)	(476)	(255)	(2,194)
Total non-interest income	17,465	16,251	51,165	53,283
Total net revenue	107,799	108,335	331,791	295,788
Provision expense/(benefit) for credit losses	8,000	3,000	24,999	(1,000)
Non-interest expense
Compensation and benefits	40,155	39,422	119,186	114,773
Occupancy and equipment	8,816	8,702	27,165	28,207
Technology and communications	10,616	8,719	30,552	25,857
Marketing and promotion	1,552	1,290	4,270	3,873
Professional services	2,423	3,285	8,226	8,890
FDIC premiums and assessments	1,905	476	5,165	2,121
Other real estate owned and foreclosures	—	13	—	36
Amortization of intangible assets	1,205	1,285	3,615	3,857
Restructuring and other expenses	2,607	11,473	2,592	11,526
Other	7,234	7,012	21,745	19,562
Total non-interest expense	76,513	81,677	222,516	218,702

Income before income taxes	$23,286	$23,658	$84,276	$78,086
Income tax expense	3,741	4,941	13,233	16,058
Net income	$19,545	$18,717	$71,043	$62,028

Basic earnings per common share	$0.45	$0.42	$1.64	$1.35
Diluted earnings per common share	$0.45	$0.42	$1.63	$1.34

Weighted average shares outstanding:
Basic	43,164	44,700	43,435	46,056
Diluted	43,347	45,034	43,640	46,396
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$19,545	$18,717	$71,043	$62,028
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	(40,525)	(83,073)	(41,398)	(244,933)
Changes in unrealized (loss) on derivative hedges	(2,959)	(5,555)	(9,072)	(5,555)
Income taxes related to other comprehensive (loss):
Changes in unrealized (loss) on debt securities available-for-sale	10,544	21,639	10,701	63,743
Changes in unrealized (loss) on derivative hedges	794	1,494	2,435	1,494
Total other comprehensive (loss)	(32,146)	(65,495)	(37,334)	(185,251)
Total comprehensive (loss)/income	$(12,601)	$(46,778)	$33,709	$(123,223)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at June 30, 2022	45,788	$528	$1,424,081	$(12,824)	$(106,997)	$(122,999)	$(167,739)	$1,014,050
Comprehensive (loss):
Net income	—	—	—	—	18,717	—	—	18,717
Other comprehensive (loss)	—	—	—	—	—	(65,495)	—	(65,495)
Total comprehensive income/(loss)	—	—	—	—	18,717	(65,495)	—	(46,778)
Cash dividends declared on common shares ($0.12 per share)	—	—	—	—	(5,493)	—	—	(5,493)
Treasury shares repurchased	(705)	—	—	—	—	—	(20,249)	(20,249)
Forfeited shares	(23)	—	90	553	—	—	(643)	—
Exercise of stock options	11	—	—	—	(47)	—	292	245
Restricted stock grants	7	—	(17)	(188)	—	—	205	—
Stock-based compensation	—	—	—	1,733	—	—	—	1,733
Other, net	(38)	—	4	—	—	—	(950)	(946)
Balance at September 30, 2022	45,040	$528	$1,424,158	$(10,726)	$(93,820)	$(188,494)	$(189,084)	$942,562

Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381
Comprehensive (loss):
Net income	—	—	—	—	19,545	—	—	19,545
Other comprehensive (loss)	—	—	—	—	—	(32,146)	—	(32,146)
Total comprehensive income/(loss)	—	—	—	—	19,545	(32,146)	—	(12,601)
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(7,901)	—	—	(7,901)
Treasury shares repurchased	(179)	—	—	—	—	—	(3,578)	(3,578)
Forfeited shares	(23)	—	(82)	572	—	—	(490)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	8	—	(54)	(172)	—	—	226	—
Stock-based compensation	—	—	—	2,066	—	—	—	2,066
Other, net	(17)	—	—	—	—	—	(358)	(358)
Balance at September 30, 2023	43,822	$528	$1,423,720	$(12,004)	$(23,846)	$(218,386)	$(219,003)	$951,009

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	62,028	—	—	62,028
Other comprehensive (loss)	—	—	—	—	—	(185,251)	—	(185,251)
Total comprehensive income/(loss)	—	—	—	—	62,028	(185,251)	—	(123,223)
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(16,414)	—	—	(16,414)
Treasury shares repurchased	(3,825)	—	—	—	—	—	(104,543)	(104,543)
Forfeited shares	(75)	—	169	1,911	—	—	(2,080)	—
Exercise of stock options	12	—	—	—	(51)	—	320	269
Restricted stock grants	321	—	536	(9,240)	—	—	8,704	—
Stock-based compensation	—	—	—	5,659	—	—	—	5,659
Other, net	(60)	—	8	—	—	—	(1,629)	(1,621)
Balance at September 30, 2022	45,040	$528	$1,424,158	$(10,726)	$(93,820)	$(188,494)	$(189,084)	$942,562

Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	71,043	—	—	71,043
Other comprehensive (loss)	—	—	—	—	—	(37,334)	—	(37,334)
Total comprehensive income	—	—	—	—	71,043	(37,334)	—	33,709
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.54 per share)	—	—	—	—	(23,862)	—	—	(23,862)
Treasury shares repurchased	(807)	—	—	—	—	—	(17,146)	(17,146)
Forfeited shares	(72)	—	(45)	1,833	—	—	(1,789)	(1)
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	400	—	(262)	(10,760)	—	—	11,022	—
Stock-based compensation	—	—	—	5,521	—	—	—	5,521
Other, net	(60)	—	(156)	—	—	—	(1,519)	(1,675)
Balance at September 30, 2023	43,822	$528	$1,423,720	$(12,004)	$(23,846)	$(218,386)	$(219,003)	$951,009
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$71,043	$62,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	24,999	(1,000)
Net (accretion)/amortization of securities	965	2,288
Change in unamortized net loan costs and premiums	145	2,557
Premises and equipment depreciation and amortization expense	6,404	7,257
Stock-based compensation expense	5,521	5,659
Accretion of purchase accounting entries, net	(503)	(1,467)
Amortization of other intangibles	3,615	3,857
Income from cash surrender value of bank-owned life insurance policies	(3,910)	(4,139)
(Gain) on SBA loan sales	(7,952)	(9,515)
Fair value adjustments on securities	255	2,194
Net change in loans held-for-sale	1,969	4,954
Amortization of interest in tax-advantaged projects	5,959	1,153
Net change in other	(3,804)	12,401
Net cash provided by operating activities	104,706	88,227

Cash flows from investing activities:
Net decrease in trading security	641	609
Purchases of securities available for sale	(44,586)	(428,068)
Proceeds from sales of securities available for sale	—	149,994
Proceeds from maturities, calls, and prepayments of securities available for sale	166,552	440,025
Purchases of securities held to maturity	(700)	(807)
Proceeds from maturities, calls, and prepayments of securities held to maturity	29,852	43,384
Net change in loans	(658,823)	(1,130,744)
Proceeds from surrender of bank-owned life insurance	657	1,777
Purchase of Federal Home Loan Bank stock	(449,336)	(66,486)
Proceeds from redemption of Federal Home Loan Bank stock	417,643	70,022
Net investment in limited partnership tax credits	—	(1,443)
Purchase of premises and equipment, net	(753)	(730)
Net cash (used) by investing activities	(538,853)	(922,467)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2023	2022
(continued)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(346,725)	(80,832)
Proceeds from Federal Home Loan Bank advances and other borrowings	10,010,000	51,275
Repayments of Federal Home Loan Bank advances and other borrowings	(9,210,150)	(60,146)
Proceeds from issuance of subordinated debt	—	98,032
Repayment from calling of subordinated debt	—	(75,000)
Purchase of treasury stock	(17,146)	(104,543)
Exercise of stock options	—	269
Common stock cash dividends paid	(23,862)	(16,414)
Settlement of derivative contracts with financial institution counterparties	145	88,705
Net cash provided by financing activities	412,262	(98,654)

Net change in cash and cash equivalents	(21,885)	(932,894)

Cash and cash equivalents at beginning of period	685,355	1,627,807

Cash and cash equivalents at end of period	$663,470	$694,913

Supplemental cash flow information:
Interest paid on deposits	$98,428	$16,290
Interest paid on borrowed funds	36,165	7,016
Income taxes paid, net	7,743	15,241

Other non-cash changes:
Other net comprehensive income	$(37,334)	$(185,251)
Impact to retained earnings from adoption of ASU 2022-02	401	—
Reclassification of seasoned loan portfolios to held-for-sale, net	—	3,574
Properties transferred to held for sale	8,714	—
Reclassification of held-for-sale loans to held-for-investment, net	—	606

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $6.4 million and $7.1 million, and a fair value of $6.2 million and $6.7 million, at September 30, 2023 and December 31, 2022, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2023 or December 31, 2022.

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
September 30, 2023
Securities available for sale
U.S Treasuries	$7,873	$—	$—	$7,873
Municipal bonds and obligations	65,397	—	(6,703)	58,694	—
Agency collateralized mortgage obligations	570,205	—	(109,849)	460,356	—
Agency mortgage-backed securities	595,518	—	(112,317)	483,201	—
Agency commercial mortgage-backed securities	255,891	—	(44,520)	211,371	—
Corporate bonds	43,312	59	(5,131)	38,240	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,538,851	126	(278,586)	1,260,391	—
Securities held to maturity
Municipal bonds and obligations	255,888	33	(36,047)	219,874	48
Agency collateralized mortgage obligations	116,267	—	(22,592)	93,675	—
Agency mortgage-backed securities	48,196	—	(10,839)	37,357	—
Agency commercial mortgage-backed securities	130,705	—	(29,721)	100,984	—
Tax advantaged economic development bonds	1,637	6	(92)	1,551	21
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	552,981	39	(99,291)	453,729	69
Equity securities	15,035	—	(2,710)	12,325	—
Total	$2,106,867	$165	$(380,587)	$1,726,445	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2022
Securities available for sale
U.S Treasuries	$11,972	$1	$—	$11,973	$—
Municipal bonds and obligations	65,943	422	(3,030)	63,335	—
Agency collateralized mortgage obligations	631,732	—	(99,787)	531,945	—
Agency mortgage-backed securities	643,308	1	(96,996)	546,313	—
Agency commercial mortgage-backed securities	264,218	—	(35,750)	228,468	—
Corporate bonds	43,368	80	(2,938)	40,510	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,661,196	571	(238,567)	1,423,200	—
Securities held to maturity
Municipal bonds and obligations	266,793	691	(23,704)	243,780	66
Agency collateralized mortgage obligations	128,136	—	(20,420)	107,716	—
Agency mortgage-backed securities	50,958	—	(9,240)	41,718	—
Agency commercial mortgage-backed securities	135,206	—	(23,203)	112,003	—
Tax advantaged economic development bonds	2,069	8	(121)	1,956	25
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	583,453	699	(76,688)	507,464	91
Equity securities	15,035	—	(2,179)	12,856	—
Total	$2,259,684	$1,270	$(317,434)	$1,943,520	$91

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June, 2023	$49	$22	$71
(Benefit)/provision for credit losses	(1)	(1)	(2)
Balance at September 30, 2023	$48	$21	$69

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2022	$66	$28	$94
(Benefit)/provision for credit losses	1	—	1
Balance at September 30, 2022	$67	$28	$95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit)/provision for credit losses	(18)	(4)	(22)
Balance at September 30, 2023	$48	$21	$69

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
(Benefit)/provision for credit losses	(3)	(7)	(10)
Balance at September 30, 2022	$67	$28	$95

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

As of September 30, 2023, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,693	$8,692	$822	$822
Over 1 year to 5 years	11,291	11,068	1,683	1,667
Over 5 years to 10 years	54,720	48,694	36,012	34,653
Over 10 years	42,533	37,009	219,296	184,571
Total bonds and obligations	117,237	105,463	257,813	221,713
Mortgage-backed securities	1,421,614	1,154,928	295,168	232,016
Total	$1,538,851	$1,260,391	$552,981	$453,729

During the three and nine months ended September 30, 2023, purchases of AFS securities totaled $7.8 million and $44.6 million, respectively. During the three and nine months ended September 30, 2023, there were no sales of AFS securities. During the three and nine months ended September 30, 2022, purchases of AFS securities totaled $41.4 million and $428.1 million, respectively. During the three months ended September 30, 2022, there were no sales of AFS securities. During the nine months ended September 30, 2022, proceeds from sales of AFS securities totaled $150 million. During the three months ended September 30, 2022, there were no gross gains or gross losses.
During the nine months ended September 30, 2022, gross gains totaled $6 thousand and there were no gross losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2023

Securities available for sale
Municipal bonds and obligations	$2,779	$37,869	$3,924	$20,200	$6,703	$58,069
Agency collateralized mortgage obligations	—	—	109,849	460,356	109,849	460,356
Agency mortgage-backed securities	6	285	112,311	482,909	112,317	483,194
Agency commercial mortgage-backed securities	—	—	44,520	211,362	44,520	211,362
Corporate bonds	441	7,809	4,690	29,523	5,131	37,332
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$3,226	$45,963	$275,360	$1,204,645	$278,586	$1,250,608

Securities held to maturity
Municipal bonds and obligations	$7,986	$128,129	$28,061	$80,778	$36,047	$208,907
Agency collateralized mortgage obligations	1	21	22,591	93,654	22,592	93,675
Agency mortgage-backed securities	—	—	10,839	37,357	10,839	37,357
Agency commercial mortgage-backed securities	—	—	29,721	100,984	29,721	100,984
Tax advantaged economic development bonds	—	—	92	927	92	927
Total securities held to maturity	7,987	128,150	91,304	313,700	99,291	441,850

Total	$11,213	$174,113	$366,664	$1,518,345	$377,877	$1,692,458

December 31, 2022

Securities available for sale
Municipal bonds and obligations	$2,406	$36,696	$624	$2,763	$3,030	$39,459
Agency collateralized mortgage obligations	23,052	247,509	76,735	284,434	99,787	531,943
Agency mortgage-backed securities	3,124	37,540	93,872	508,683	96,996	546,223
Agency commercial mortgage-backed securities	9,885	96,396	25,865	132,043	35,750	228,439
Corporate bonds	1,709	25,657	1,229	9,929	2,938	35,586
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$40,176	$443,798	$198,391	$938,147	$238,567	$1,381,945

Securities held to maturity
Municipal bonds and obligations	$5,476	$125,494	$18,228	$38,341	$23,704	$163,835
Agency collateralized mortgage obligations	2,734	49,539	17,686	58,177	20,420	107,716
Agency mortgage-backed securities	300	2,419	8,940	39,299	9,240	41,718
Agency commercial mortgage-backed securities	447	9,713	22,756	102,290	23,203	112,003
Tax advantaged economic development bonds	1	142	120	1,008	121	1,150
Total securities held to maturity	8,958	187,307	67,730	239,115	76,688	426,422
Total	$49,134	$631,105	$266,121	$1,177,262	$315,255	$1,808,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2023:

AFS municipal bonds and obligations
At September 30, 2023, 90 of the 93 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.4% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2023, 238 of the 240 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 19.3% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2023, 135 of the 136 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 18.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2023, 14 of the 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 12.1% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At September 30, 2023, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At September 30, 2023, 159 of the 178 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.7% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2023, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 19.4% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At September 30, 2023, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 22.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2023, 1 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds was in unrealized loss positions. Aggregate unrealized losses represented 9.1% of the amortized cost of the security in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	September 30, 2023	December 31, 2022
Construction	$561,691	$319,452
Commercial multifamily	602,120	620,088
Commercial real estate owner occupied	658,189	640,489
Commercial real estate non-owner occupied	2,605,823	2,496,237
Commercial and industrial	1,363,771	1,445,236
Residential real estate	2,729,411	2,312,447
Home equity	227,052	227,450
Consumer other	236,320	273,910
Total loans	$8,984,377	$8,335,309

Allowance for credit losses	(102,792)	(96,270)
Net loans	$8,881,585	$8,239,039

During the three and nine months ended September 30, 2023, there were no loans reclassified to held for sale. Transferred held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value within loans held for sale on the Consolidated Balance Sheet.

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

The Company’s activity in the allowance for credit losses for loans for the three and nine months ended September 30, 2023 and September 30, 2022 was as follows:

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended September 30, 2023
Construction	$1,553	$—	$—	$—	$1,949	$3,502
Commercial multifamily	2,066	—	—	—	339	2,405
Commercial real estate owner occupied	10,343	—	(25)	116	(979)	9,455
Commercial real estate non-owner occupied	36,322	—	(1)	20	(3,059)	33,282
Commercial and industrial	18,741	—	(3,997)	617	3,158	18,519
Residential real estate	18,218	—	(72)	92	1,766	20,004
Home equity	2,572	—	(71)	278	(677)	2,102
Consumer other	10,404	—	(2,578)	192	5,505	13,523
Total allowance for credit losses	$100,219	$—	$(6,744)	$1,315	$8,002	$102,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended September 30, 2022
Construction	$1,710	$—	$—	$(479)	$1,231
Commercial multifamily	4,621	(94)	112	(2,919)	1,720
Commercial real estate owner occupied	10,687	(176)	256	(582)	10,185
Commercial real estate non-owner occupied	26,166	(1,012)	153	4,114	29,421
Commercial and industrial	22,914	(5,545)	616	650	18,635
Residential real estate	16,411	(102)	131	3,398	19,838
Home equity	2,828	(9)	9	(407)	2,421
	13,684	(486)	140	(776)	12,562
Total allowance for credit losses	$99,021	$(7,424)	$1,417	$2,999	$96,013

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2023
Construction	$1,227	$—	$(1)	$—	$2,276	$3,502
Commercial multifamily	1,810	—	—	6	589	2,405
Commercial real estate owner occupied	10,739	24	(489)	758	(1,577)	9,455
Commercial real estate non-owner occupied	30,724	—	(1)	195	2,364	33,282
Commercial and industrial	18,743	(23)	(14,625)	1,736	12,688	18,519
Residential real estate	18,666	2	(313)	555	1,094	20,004
Home equity	2,173	—	(88)	437	(420)	2,102
Consumer other	12,188	(404)	(6,848)	580	8,007	13,523
Total allowance for credit losses	$96,270	$(401)	$(22,365)	$4,267	$25,021	$102,792

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Nine months ended September 30, 2022
Construction	$3,206	$—	$—	$(1,975)	$1,231
Commercial multifamily	6,120	(94)	112	(4,418)	1,720
Commercial real estate owner occupied	12,752	(603)	562	(2,526)	10,185
Commercial real estate non-owner occupied	32,106	(5,895)	1,464	1,746	29,421
Commercial and industrial	22,584	(6,951)	2,485	517	18,635
Residential real estate	22,406	(480)	719	(2,807)	19,838
Home equity	4,006	(9)	255	(1,831)	2,421
Consumer other	2,914	(1,031)	375	10,304	12,562
Total allowance for credit losses	$106,094	$(15,063)	$5,972	$(990)	$96,013

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2023 and 2022 was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$8,687	$7,043
Expense for credit losses	300	700
Balance at end of period	$8,987	$7,743

	Nine Months Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$8,588	$7,043
Expense for credit losses	399	700
Balance at end of period	$8,987	$7,743

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Risk rating
Pass	$71,516	$301,236	$139,599	$29,177	$2,553	$564	$—	$—	$544,645
Special Mention	—	—	471	—	—	—	—	—	471
Substandard	—	—	16,575	—	—	—	—	—	16,575
Total	$71,516	$301,236	$156,645	$29,177	$2,553	$564	$—	$—	$561,691
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$8,974	$217,062	$57,061	$27,126	$95,398	$187,225	$998	$—	$593,844
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	244	2,573	—	5,459	—	—	8,276
Total	$8,974	$217,062	$57,305	$29,699	$95,398	$192,684	$998	$—	$602,120
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489

Risk rating
Pass	$80,561	$123,110	$126,637	$68,938	$71,603	$173,060	$1,642	$—	$645,551
Special Mention	—	—	—	387	885	2,447	—	—	3,719
Substandard	—	11	81	47	4,141	4,639	—	—	8,919
Total	$80,561	$123,121	$126,718	$69,372	$76,629	$180,146	$1,642	$—	$658,189
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

Risk rating
Pass	$349,765	$584,973	$386,493	$141,534	$279,849	$767,366	$18,312	$—	$2,528,292
Special Mention	—	—	—	—	27,219	12,806	—	—	40,025
Substandard	—	—	—	6,923	5,879	24,704	—	—	37,506
Total	$349,765	$584,973	$386,493	$148,457	$312,947	$804,876	$18,312	$—	$2,605,823
Commercial and industrial:
Current period gross write-offs	$—	$700	$645	$2,158	$1,429	$7,380	$2,313	$—	$14,625

Risk rating
Pass	$100,443	$234,213	$124,139	$49,315	$43,656	$129,863	$596,559	$—	$1,278,188
Special Mention	1,801	3,323	4,829	2,111	633	1,574	17,575	—	31,846
Substandard	460	915	9,060	1,542	5,353	17,823	17,058	—	52,211
Doubtful	—	—	—	—	—	—	1,526	—	1,526
Total	$102,704	$238,451	$138,028	$52,968	$49,642	$149,260	$632,718	$—	$1,363,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313

Risk rating
Pass	$527,326	$986,269	$269,172	$91,540	$66,691	$774,516	$141	$—	$2,715,655
Special Mention	—	—	—	—	741	816	—	—	1,557
Substandard	—	132	1,024	379	1,361	9,303	—	—	12,199
Total	$527,326	$986,401	$270,196	$91,919	$68,793	$784,635	$141	$—	$2,729,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Construction
Risk rating
Pass	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452

Commercial multifamily:
Risk rating
Pass	$205,124	$61,032	$27,583	$100,696	$67,675	$149,633	$205	$—	$611,948
Special Mention	—	—	2,628	—	—	—	—	—	2,628
Substandard	—	—	—	—	5,512	—	—	—	5,512
Total	$205,124	$61,032	$30,211	$100,696	$73,187	$149,633	$205	$—	$620,088

Commercial real estate owner occupied:
Risk rating
Pass	$131,096	$127,270	$58,835	$82,576	$75,322	$154,056	$3,464	$—	$632,619
Special Mention	—	—	387	—	—	—	—	—	387
Substandard	1,003	122	31	282	1,056	4,989	—	—	7,483
Total	$132,099	$127,392	$59,253	$82,858	$76,378	$159,045	$3,464	$—	$640,489

Commercial real estate non-owner occupied:
Risk rating
Pass	$621,685	$410,359	$175,456	$333,783	$313,124	$530,322	$17,846	$—	$2,402,575
Special Mention	—	—	—	—	20,000	18,462	—	—	38,462
Substandard	—	—	7,237	13,623	15,610	18,730	—	—	55,200
Total	$621,685	$410,359	$182,693	$347,406	$348,734	$567,514	$17,846	$—	$2,496,237

Commercial and industrial:
Risk rating
Pass	$282,781	$147,070	$56,880	$67,975	$83,223	$99,367	$648,956	$—	$1,386,252
Special Mention	—	5,811	1,290	1,332	11,502	912	2,632	—	23,479
Substandard	204	496	3,640	8,139	1,981	2,799	10,581	—	27,840
Doubtful	—	—	—	—	—	56	7,609	—	7,665
Total	$282,985	$153,377	$61,810	$77,446	$96,706	$103,134	$669,778	$—	$1,445,236

Residential real estate
Risk rating
Pass	$997,981	$280,308	$96,548	$70,845	$138,894	$713,744	$165	$—	$2,298,485
Special Mention	—	364	—	861	202	707	—	—	2,134
Substandard	—	284	448	267	1,857	8,972	—	—	11,828
Total	$997,981	$280,956	$96,996	$71,973	$140,953	$723,423	$165	$—	$2,312,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88

Payment performance
Performing	$—	$—	$—	$443	$—	$2,615	$222,691	$—	$225,749
Nonperforming	—	—	—	—	—	—	1,303	—	1,303
Total	$—	$—	$—	$443	$—	$2,615	$223,994	$—	$227,052

Consumer other:
Current period gross write-offs	$65	$5,729	$804	$11	$44	$195	$—	$—	$6,848

Payment performance
Performing	$40,770	$121,690	$21,794	$6,468	$8,261	$26,015	$10,561	$—	$235,559
Nonperforming	17	116	60	29	139	386	14	—	761
Total	$40,787	$121,806	$21,854	$6,497	$8,400	$26,401	$10,575	$—	$236,320

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Home equity:
Payment performance
Performing	$—	$114	$454	$—	$—	$17	$224,746	$—	$225,331
Nonperforming	—	—	—	—	—	—	2,119	—	2,119
Total	$—	$114	$454	$—	$—	$17	$226,865	$—	$227,450

Consumer other:
Payment performance
Performing	$161,157	$28,279	$8,312	$12,670	$27,608	$24,682	$9,070	$—	$271,778
Nonperforming	588	137	44	280	477	567	39	—	2,132
Total	$161,745	$28,416	$8,356	$12,950	$28,085	$25,249	$9,109	$—	$273,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at September 30, 2023 and December 31, 2022:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2023
Construction	$—	$—	$—	$—	$561,691	$561,691
Commercial multifamily	5,853	—	—	5,853	596,267	602,120
Commercial real estate owner occupied	334	599	1,423	2,356	655,833	658,189
Commercial real estate non-owner occupied	240	132	4,010	4,382	2,601,441	2,605,823
Commercial and industrial	1,263	267	11,086	12,616	1,351,155	1,363,771
Residential real estate	3,988	1,557	12,170	17,715	2,711,696	2,729,411
Home equity	688	26	1,616	2,330	224,722	227,052
Consumer other	2,111	1,642	2,076	5,829	230,491	236,320
Total	$14,477	$4,223	$32,381	$51,081	$8,933,296	$8,984,377

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2022
Construction	$—	$—	$—	$—	$319,452	$319,452
Commercial multifamily	—	214	—	214	619,874	620,088
Commercial real estate owner occupied	122	—	3,302	3,424	637,065	640,489
Commercial real estate non-owner occupied	143	—	191	334	2,495,903	2,496,237
Commercial and industrial	1,173	1,438	18,658	21,269	1,423,967	1,445,236
Residential real estate	3,694	2,134	11,724	17,552	2,294,895	2,312,447
Home equity	168	57	2,119	2,344	225,106	227,450
Consumer other	1,990	1,028	2,158	5,176	268,734	273,910
Total	$7,290	$4,871	$38,152	$50,313	$8,284,996	$8,335,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2023 and December 31, 2022:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended September 30, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	1,212	257	211	—
Commercial real estate non-owner occupied	4,010	52	—	—
Commercial and industrial	10,982	8,271	104	—
Residential real estate	8,368	4,678	3,802	—
Home equity	1,303	442	313	—
Consumer other	761	—	1,315	—
Total	$26,636	$13,700	$5,745	$—
The commercial and industrial loans nonaccrual amortized cost as of September 30, 2023 included medallion loans with a fair value of $0.4 million and a contractual balance of $9.1 million.

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

The following table summarizes information about total loans rated Special Mention or lower at September 30, 2023 and December 31, 2022. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	September 30, 2023	December 31, 2022
Non-Accrual	$26,636	$31,114
Substandard Accruing	114,252	88,665
Total Classified	140,888	119,779
Special Mention	79,258	68,127
Total Criticized	$220,146	$187,906

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
September 30, 2023
Construction	$—	$—	$—
Commercial multifamily		—	—
Commercial real estate owner occupied	633	—	—
Commercial real estate non-owner occupied	352	—	—
Commercial and industrial	4,813	—	3,420
Residential real estate	6,951	—	—
Home equity	458	—	—
Consumer other	42	—	—
Total loans	$13,249	$—	$3,420

December 31, 2022
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	2,793	—	—
Commercial real estate non-owner occupied	384	—	—
Commercial and industrial	288	—	16,931
Residential real estate	3,910	—	—
Home equity	501	—	—
Consumer other	2	—	—
Total loans	$7,878	$—	$16,931

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

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended September 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Commercial and industrial	—	34	6,240	—	—	—	0.46%
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$34	$6,240	$—	$—	$—	0.07%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Nine months ended September 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.85
Commercial and industrial	—	34	7,531	—	10	—	0.56
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$421	$19,264	$—	$10	$—	0.22%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2023, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended September 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	—	17
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Nine months ended September 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	—	12
Commercial and industrial	—	1.00	34
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0
There were no loans that had a payment default during the three and nine months ended September 30, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Time less than $100,000	$666,406	$549,265
Time $100,000 through $250,000	1,158,816	642,600
Time more than $250,000	620,213	441,842
Total time deposits	$2,445,435	$1,633,707

NOTE 6.               BORROWED FUNDS

Borrowed funds at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$670,000	5.57%	$—	—%
Total short-term borrowings:	670,000	5.57	—	—
Long-term debt:
Advances from the FHLB and other borrowings	134,295	4.06	4,445	0.71
Subordinated borrowings	98,286	5.50	98,089	5.50
Junior subordinated borrowing - Trust I	15,464	7.49	15,464	6.54
Junior subordinated borrowing - Trust II	7,550	7.37	7,511	6.47
Total long-term borrowings:	255,595	4.92	125,509	5.52
Total	$925,595	5.39%	$125,509	5.52%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2023 and December 31, 2022. The Bank's available borrowing capacity with the FHLB was $2.0 billion and $1.5 billion for the periods ended September 30, 2023 and December 31, 2022.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended September 30, 2023 and December 31, 2022, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.4 billion and $0.6 billion for the periods ended September 30, 2023 and December 31, 2022, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. The advances outstanding at September 30, 2023 included callable advances totaling $60.0 million and amortizing advances totaling $4.3 million. There were no callable advances outstanding at December 31, 2022. The advances outstanding at December 31, 2022 included amortizing advances totaling $4.4 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of September 30, 2023 is as follows:

	September 30, 2023
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2023	$660,000	5.57%
2024	40,014	5.05
2025	40,000	4.55
2026	30,530	3.68
2027 and beyond	33,751	3.07
Total FHLB advances	$804,295	5.32%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2023 and December 31, 2022, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.7 million for unamortized debt issuance costs as of September 30, 2023.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 7.49% and 6.54% at September 30, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 7.37% and 6.47% at September 30, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2023, the Company held derivatives with a total notional amount of $4.8 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $4.0 billion and $6.4 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.6 billion, risk participation agreements with dealer banks of $0.4 billion, and $2.3 million in forward commitment contracts.

As of December 30, 2022, the Company held derivatives with a total notional amount of $4.5 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $3.7 billion and $4.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.4 billion, risk participation agreements with dealer banks of $341.9 million, and $0.9 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2023.

The Company had no pledged collateral to derivative counterparties in the form of cash as of September 30, 2023. The Company had pledged securities to derivative counterparties with an amortized cost of $10.0 million and a fair value of $9.7 million as of September 30, 2023. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at September 30, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	2.1	3.64%	5.32%	$841
Interest rate collars on commercial loans	200,000	2.8			105
Total cash flow hedges	800,000				946

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,421	6.2	4.96%	5.09%	$(30)
Interest rate swaps on loans with commercial loan customers	1,788,086	5.0	4.30%	6.42%	(117,048)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,788,086	5.0	6.42%	4.30%	63,705
Risk participation agreements with dealer banks	377,852	5.7			(16)
Forward sale commitments	2,312	0.2			10
Total economic hedges	3,962,757				(53,379)

Non-hedging derivatives:
Commitments to lend	6,409	0.2			(9)
Total non-hedging derivatives	6,409				(9)

Total	$4,769,166				$(52,442)
(1) Fair value estimates include the impact of $38.5 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2022, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$400,000	2.7	4.09%	3.51%	$—
Forward-starting interest rate swaps on commercial loans	200,000	3.3	—%	3.90%	—
Interest rate collars on commercial loans	200,000	3.5			1,937
	800,000				1,937

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,062	6.9	4.49%	5.09%	$(193)
Interest rate swaps on loans with commercial loan customers	1,685,263	5.7	4.11%	5.55%	(95,114)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	5.55%	4.11%	50,267
Risk participation agreements with dealer banks	341,885	6.6			(89)
Forward sale commitments	927	0.2			8
Total economic hedges	3,720,400				(45,121)

Non-hedging derivatives:
Commitments to lend	4,114	0.2			17
Total non-hedging derivatives	4,114				17

Total	$4,524,514				$(43,167)
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

As of September 30, 2023, the Company had eight interest rate swap contracts with a notional value of $800.0 million. The interest rate swaps have durations of two to three years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of September 30, 2023, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of three to four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest rate swaps on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(2,800)	$(5,555)	$(8,599)	$(5,555)

Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(159)	—	(473)	—

Net tax benefit on items recognized in accumulated other comprehensive income	794	1,494	2,435	1,494
Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(2,165)	$(4,061)	$(6,637)	$(4,061)

Net interest expense recognized on hedged commercial loans	$2,621	$(136)	$6,262	$(136)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of September 30, 2023, the Company has an interest rate swap with a $6.4 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of September 30, 2023. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$88	$304	$163	$953

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss) recognized in other non-interest income	(24,728)	(53,788)	(21,934)	(177,413)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	—	1,809

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain recognized in other non-interest income	24,728	53,788	21,934	177,413

Risk participation agreements:
Unrealized gain/(loss) recognized in other non-interest income	65	(19)	73	(419)

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(53)	(11)	2	(127)

Non-hedging derivatives
Commitments to lend
Unrealized (loss) recognized in other non-interest income	$(46)	$(100)	$(26)	$(108)
Realized gain in other non-interest income	210	78	304	420

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

The Company had net asset positions with its financial institution counterparties totaling $64.0 million and $51.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company had net asset positions with its commercial banking counterparties totaling $0.3 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company had net liability positions with its financial institution counterparties totaling $0.3 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company had net liability positions with its commercial banking counterparties totaling $116.6 million and $96.1 million as of September 30, 2023 and December 31, 2022. The Company has collateral pledged to cover this liability.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2023 and December 31, 2022:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
September 30, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$117,306	$(53,346)	$63,960	$—	$—	$63,960
Commercial counterparties	261	—	261	—	—	261
Total	$117,567	$(53,346)	$64,221	$—	$—	$64,221

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
September 30, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(274)	$2	$(272)	$9,676	$—	$9,404
Commercial counterparties	(131,221)	14,857	(116,364)	—	—	(116,364)
Total	$(131,495)	$14,859	$(116,636)	$9,676	$—	$(106,960)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Assets	Condition	Condition	Instruments	Collateral Received	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$96,295	$(45,046)	$51,249	$—	$—	$51,249
Commercial counterparties	975	—	975	—	—	975
Total	$97,270	$(45,046)	$52,224	$—	$—	$52,224

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Statements of Condition
	Recognized	Statements of	Statements of	Financial	Cash
(In thousands)	Liabilities	Condition	Condition	Instruments	Collateral Pledged	Net Amount
December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(1,271)	$36	$(1,235)	$11,973	$—	$10,738
Commercial counterparties	(102,595)	6,507	(96,088)	—	—	(96,088)
Total	$(103,866)	$6,543	$(97,323)	$11,973	$—	$(85,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At September 30, 2023, lease expiration dates ranged from 1 month to 16 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		September 30, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$48,173	$46,411
Finance lease right-of-use assets	Premises and equipment, net	5,727	6,151
Total Lease Right-of-Use Assets		$53,900	$52,562

Lease Liabilities
Operating lease liabilities	Other liabilities	$54,128	$53,736
Finance lease liabilities	Other liabilities	8,831	9,306
Total Lease Liabilities		$62,959	$63,042

Supplemental information related to leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.5	9.3
Finance leases	11.1	11.8

Weighted-Average Discount Rate
Operating leases	2.85%	2.56%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended September 30, 2023 was $2.2 million. Lease expense for operating leases for the nine months ended September 30, 2023 was $6.9 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended September 30, 2022 was $2.2 million. Lease expense for operating leases for the nine months ended September 30, 2022 was $7.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,267	$2,518
Operating cash flows from finance leases	112	119
Financing cash flows from finance leases	148	139

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,800	$7,657
Operating cash flows from finance leases	336	359
Financing cash flows from finance leases	443	414

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2023:

(In thousands)	Operating Leases	Finance Leases
2023	$2,399	$260
2024	9,470	1,039
2025	8,259	1,039
2026	7,262	1,039
2027	6,383	1,039
Thereafter	26,594	7,075
Total undiscounted lease payments	60,367	11,491
Less amounts representing interest	(6,239)	(2,660)
Lease liability	$54,128	$8,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2023	December 31, 2022	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.4%	14.6%	8.0%
Common equity tier 1 capital to risk-weighted assets	12.1	12.4	4.5
Tier 1 capital to risk-weighted assets	12.3	12.6	6.0
Tier 1 capital to average assets	9.8	10.2	4.0

	September 30, 2023	December 31, 2022	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.4%	13.6%	8.0%	10.0%
Common equity tier 1 capital to risk-weighted assets	12.4	12.6	4.5	6.5
Tier 1 capital to risk-weighted assets	12.4	12.6	6.0	8.0
Tier 1 capital to average assets	9.7	10.2	4.0	5.0

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

At September 30, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2023 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(278,285)	$(236,887)
Net unrealized (loss) on cash flow hedging derivatives	(15,739)	(6,667)
Net unrealized holding (loss) on pension plans	(844)	(844)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	72,030	61,329
Net unrealized tax benefit on cash flow hedging derivatives	4,224	1,789
Net unrealized tax benefit on pension plans	228	228
Accumulated other comprehensive loss	$(218,386)	$(181,052)

The following table presents the components of other comprehensive (loss) for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(40,525)	$10,544	$(29,981)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding gain on AFS securities	(40,525)	10,544	(29,981)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(3,118)	836	(2,282)
Less: reclassification adjustment for (losses) realized in net income	(159)	42	(117)
Net unrealized loss on cash flow hedging derivatives	(2,959)	794	(2,165)
Other comprehensive (loss)	$(43,484)	$11,338	$(32,146)

Three Months Ended September 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(83,073)	$21,639	$(61,434)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(83,073)	21,639	(61,434)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,555)	1,494	(4,061)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(5,555)	1,494	(4,061)
Other comprehensive (loss)	$(88,628)	$23,133	$(65,495)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(41,398)	$10,701	$(30,697)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(41,398)	10,701	(30,697)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (losses) arising during the period	(9,545)	2,562	(6,983)
Less: reclassification adjustment for (losses) realized in net income	(473)	127	(346)
Net unrealized loss on cash flow hedging derivatives	(9,072)	2,435	(6,637)
Other comprehensive (loss)	$(50,470)	$13,136	$(37,334)

Nine Months Ended September 30, 2022
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(244,927)	$63,741	$(181,186)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(244,933)	63,743	(181,190)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,555)	1,494	(4,061)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	(5,555)	1,494	(4,061)
Other comprehensive (loss)	(250,488)	65,237	(185,251)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2023
Balance at Beginning of Period	$(176,274)	$(9,350)	$(616)	$(186,240)
Other comprehensive (loss) before reclassifications	(29,981)	(2,282)		(32,263)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(117)	—	(117)
Total other comprehensive (loss)	(29,981)	(2,165)	—	(32,146)
Balance at End of Period	$(206,255)	$(11,515)	$(616)	$(218,386)

Three Months Ended September 30, 2022
Balance at Beginning of Period	$(121,154)	$—	$(1,845)	$(122,999)
Other comprehensive (loss) before reclassifications	(61,434)	(4,061)	—	(65,495)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Total other comprehensive income	(61,434)	(4,061)	—	(65,495)
Balance at End of Period	$(182,588)	$(4,061)	$(1,845)	$(188,494)

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Nine Months Ended September 30, 2023
Balance at Beginning of Period	$(175,558)	$(4,878)	$(616)	$(181,052)
Other comprehensive (loss) before reclassifications	(30,697)	(6,983)	—	$(37,680)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(346)	—	$(346)
Total other comprehensive (loss)	(30,697)	(6,637)	—	(37,334)
Balance at End of Period	(206,255)	(11,515)	(616)	(218,386)

Nine Months Ended September 30, 2022
Balance at Beginning of Period	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss) before reclassifications	(181,186)	(4,061)		(185,247)
Less: amounts reclassified from accumulated other comprehensive (loss)	4	—	—	4
Total other comprehensive income	(181,190)	(4,061)	—	(185,251)
Balance at End of Period	$(182,588)	$(4,061)	$(1,845)	$(188,494)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022:

Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2023	2022	is Presented
Realized gains on AFS securities:
	$—	$—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(159)	—	Interest expense
	—	—	Non-interest expense
	42	—	Tax benefit
	(117)	—	Net of tax
Total reclassifications for the period	$(117)	$—	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2023	2022	is Presented
Realized gains on AFS securities:
	$—	$6	Non-interest income
	—	(2)	Tax expense
	—	4	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(473)	—	Interest expense
	—	—	Non-interest expense
	127	—	Tax benefit
	(346)	—	Net of tax
Total reclassifications for the period	$(346)	$4	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$19,545	$18,717	$71,043	$62,028

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	7,916	6,433	7,675	5,068
Less: average number of unvested stock award shares	823	770	793	779
Average number of basic shares outstanding	43,164	44,700	43,435	46,056
Plus: dilutive effect of unvested stock award shares	183	330	205	336
Plus: dilutive effect of stock options outstanding	—	4	—	4
Average number of diluted shares outstanding	43,347	45,034	43,640	46,396

Basic earnings per common share:	$0.45	$0.42	$1.64	$1.35
Diluted earnings per common share:	$0.45	$0.42	$1.63	$1.34

For the three months ended September 30, 2023, 639 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2023, 569 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended September 30, 2022, 440 thousand shares of unvested restricted stock and 68 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2022, 448 thousand shares of unvested restricted stock and 69 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2023 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2022	704	$22.85	49	$26.46
Granted	400	26.87	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(236)	20.91	—	—
Forfeited	(72)	25.48	—	—
Expired	—	—	—	—
September 30, 2023	796	$24.92	49	$26.46

During the three and nine months ended September 30, 2023, there were no stock option exercises. During the three and nine months ended September 30, 2022, proceeds from stock option exercises totaled $245 thousand and $269 thousand, respectively. During the three and nine months ended September 30, 2023, there were 58 thousand and 236 thousand shares vested in connection with stock awards, respectively. During the three and nine months ended September 30, 2022, there were 120 thousand and 230 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.1 million and $1.7 million during the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense totaled $5.5 million and $5.7 million during the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,171	$6,171
Securities available for sale:
U.S Treasuries	7,873	—	—	7,873
Municipal bonds and obligations	—	58,694	—	58,694
Agency collateralized mortgage obligations	—	460,356	—	460,356
Agency residential mortgage-backed securities	—	483,201	—	483,201
Agency commercial mortgage-backed securities	—	211,371	—	211,371
Corporate bonds	—	34,280	3,960	38,240
Other bonds and obligations	—	656	—	656
Equity securities	12,325	—	—	12,325
Loans held for investment at fair value	—	—	408	408
Loans held for sale	—	2,342	—	2,342
Derivative assets	—	64,151	10	64,161
Capitalized servicing rights	—	—	1,706	1,706
Derivative liabilities	—	116,594	9	116,603

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,708	$6,708
Securities available for sale:
U.S Treasuries	11,973	—	—	11,973
Municipal bonds and obligations	—	63,335	—	63,335
Agency collateralized mortgage obligations	—	531,945	—	531,945
Agency residential mortgage-backed securities	—	546,313	—	546,313
Agency commercial mortgage-backed securities	—	228,468	—	228,468
Corporate bonds	—	36,510	4,000	40,510
Equity securities	12,856	—	—	12,856
Loans held for investment at fair value	—	—	605	605
Loans held for sale	—	942	—	942
Derivative assets	—	54,216	25	54,241
Capitalized servicing rights	—	—	1,846	1,846
Derivative liabilities	—	97,030	—	97,030

There were no transfers between levels during the three and nine months ended September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Securities at Fair Value. The Company holds one security designated as a trading security. It is a tax-advantaged economic development bond issued to the Company by a local nonprofit which provides wellness and health programs. The fair value of this security is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and there is little to no market activity in the security; therefore, the security meets the definition of a Level 3 security. The discount rate used in the valuation of the security is sensitive to movements in the 3-month SOFR rate.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of September 30, 2023.

			Aggregate Fair Value
September 30, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$408	$9,064	$(8,656)

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$605	$10,948	$(10,343)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$2,342	$2,312	$30

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$942	$927	$15
The changes in fair value of loans held for sale for the three and nine months ended September 30, 2023, were losses of $94 thousand and gains of $15 thousand, respectively. During the three and nine months ended September 30, 2023, originations of loans held for sale totaled $26.8 million and $56.2 million, respectively. During the three and nine months ended September 30, 2023, sales of loans originated for sale totaled $33.1 million and $54.8 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2023
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886
Unrealized (loss)/gain, net recognized in other non-interest income	(19)	—	28	26	(53)	(180)
Unrealized gain included in accumulated other comprehensive income	—	30	—	—	—	—
Paydown of asset	(215)	—	(21)	—	—	—
Transfers to held for sale loans	—	—	—	(72)	—	—
September 30, 2023	$6,171	$3,960	$408	$(9)	$10	$1,706

Nine Months Ended September 30, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized (loss)/gain, net recognized in other non-interest income	104	—	(119)	146	2	(140)
Unrealized (loss) included in accumulated other comprehensive income	—	(40)	—	—	—	—
Paydown of asset	(641)	—	(78)	—	—	—
Transfers to held for sale loans	—	—	—	(172)	—	—
September 30, 2023	$6,171	$3,960	$408	$(9)	$10	$1,706

Unrealized (loss)/gain relating to instruments still held at September 30, 2023	$(251)	$(40)	$—	$(9)	$10	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2022
June 30, 2022	$7,040	$4,020	$1,049	$26	$18	$1,906
Unrealized (loss)/gain, net recognized in other non-interest income	(23)	—	(6)	41	(11)	120
Unrealized gain included in accumulated other comprehensive income	—	(100)	—	—	—	—
Paydown of asset	(205)		(247)	—	—	—
Transfers to held for sale loans	—	—	—	(52)	—	—
September 30, 2022	$6,812	$3,920	$796	$15	$7	$2,026

Nine Months Ended September 30, 2022
December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss)/gain, net recognized in other non-interest income	(933)	—	462	171	(127)	60
Unrealized (loss) included in accumulated other comprehensive income	—	(110)	—	—	—	—
Paydown of asset	(609)	—	(866)	—	—	—
Transfers to held for sale loans	—	—	—	(280)	—	—
Additions to servicing rights	—	—	0	—	—	—
September 30, 2022	$6,812	$3,920	$796	$15	$7	$2,026

Unrealized (loss)/gain relating to instruments still held at September 30, 2022	$(459)	$(80)	$—	$26	$18	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,171	Discounted Cash Flow	Discount Rate	5.14%
AFS Securities	3,960	Indication from Market Maker	Price	99.00%
Loans held for investment	408	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $18.6
Commitments to lend	(9)	Historical Trend	Closing Ratio	80.39%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	10	Historical Trend	Closing Ratio	80.39%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,706	Discounted cash flow	Constant Prepayment Rate (CPR)	8.62%
			Discount Rate	10.58%
Total	$12,246

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,708	Discounted Cash Flow	Discount Rate	5.92%
AFS Securities	4,000	Indication from Market Maker	Price	100.00%
Loans held for investment	605	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $20.4
Commitments to lend	17	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Forward commitments	8	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Capitalized servicing rights	1,846	Discounted Cash Flow	Constant Prepayment Rate (CPR)	11.07%
			Discount Rate	9.56%
Total	$13,184

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

	September 30, 2023	Fair Value Measurement Date	December 31, 2022	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$5,676	September 2023	$14,571	December 2022
Loans held for sale	—	September 2023	3,369	December 2022
Capitalized servicing rights	10,850	September 2023	11,201	December 2022
Total	$16,526		$29,141

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$5,676	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to (0.01)% (60.44%)
			Appraised Value	$0 to $3,361 ($2,336)
Capitalized servicing rights	10,850	Discounted Cash Flow	Constant Prepayment Rate (CPR)	4.78% to 12.22% (11.70%)
			Discount Rate	9.59% to 19.71% (15.26%)
Total	$16,526
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2023 and December 31, 2022.

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

	September 30, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$663,470	$663,470	$663,470	$—	$—
Trading securities	6,171	6,171	—	—	6,171
Equity securities	12,325	12,325	12,325	—	—
Securities available for sale	1,260,391	1,260,391	7,873	1,248,558	3,960
Securities held to maturity	552,981	453,729	—	452,178	1,551
Federal Home Loan Bank stock	38,912	N/A	N/A	N/A	N/A
Net loans	8,881,585	8,757,345	—	—	8,757,345
Loans held for sale	2,342	2,342	—	2,342	—
Accrued interest receivable	52,669	52,669	—	52,669	—
Derivative assets	64,161	64,161	—	64,151	10
Financial Liabilities
Total deposits	$9,980,544	$9,951,662	$—	$9,947,373	$—
Short-term debt	670,000	669,981	—	669,981	—
Long-term Federal Home Loan Bank advances and other	134,295	129,182	—	129,182	—
Subordinated borrowings	121,300	94,192	—	94,192	—
Accrued interest payable	12,794	12,794	—	12,794	—
Derivative liabilities	116,603	116,603	—	116,594	9

	December 31, 2022
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$685,355	$685,355	$685,355	$—	$—
Trading securities	6,708	6,708	—	—	6,708
Equity securities	12,856	12,856	12,856	—	—
Securities available for sale and other	1,423,200	1,423,200	11,973	1,407,227	4,000
Securities held to maturity	583,453	507,464	—	505,508	1,956
Federal Home Loan Bank stock	7,219	N/A	N/A	N/A	N/A
Net loans	8,239,039	8,194,110	—	—	8,194,110
Loans held for sale	4,311	4,311	—	942	3,369
Accrued interest receivable	46,868	46,868	—	46,868	—
Derivative assets	54,241	54,241	—	54,216	25
Financial Liabilities
Total deposits	$10,327,269	$10,283,543	$—	$10,283,543	$—
Short-term debt	—	—	—	—	—
Long-term Federal Home Loan Bank advances	4,445	2,782	—	2,782	—
Subordinated borrowings	121,064	110,853	—	110,853	—
Accrued interest payable	1,610	1,610	—	1,610	—
Derivative liabilities	97,030	97,030	—	97,030	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. NET INTEREST INCOME AFTER PROVISION/(BENEFIT) FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$90,334	$92,084	$280,626	$242,505
Provision/(benefit) for credit losses	8,000	3,000	24,999	(1,000)
Net interest after provision for credit losses	$82,334	$89,084	$255,627	$243,505

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.45	$0.42	$1.63	$1.34
Operating earnings per common share, diluted (1)(2)	0.50	0.62	1.67	1.56
Net income, (thousands)	19,545	18,717	71,043	62,028
Operating net income, (thousands) (1)(2)	21,516	27,928	73,002	72,279
Net interest income, non FTE	90,334	92,084	280,626	242,505
Net interest income, FTE (4)	92,314	93,799	286,476	247,304
Total common shares outstanding, (thousands)	43,822	45,040	43,822	45,040
Average diluted shares, (thousands)	43,347	45,034	43,640	46,396
Total book value per common share	21.70	20.93	21.70	20.93
Tangible book value per common share (2)	21.23	20.36	21.23	20.36
Dividends per common share	0.18	0.12	0.54	0.36
Dividend payout ratio	40.56%	29.35%	33.67%	28.18%

PERFORMANCE RATIOS (3)
Return on equity, including unrealized losses on AFS securities	7.91%	7.31%	9.57%	7.55%
Return on equity, excluding unrealized losses on AFS securities	6.35	6.30	7.75	6.97
Operating return on equity, including unrealized losses on AFS securities (1)(2)	8.71	10.92	9.83	8.79
Operating return on equity, excluding unrealized losses on AFS securities (1)(2)	6.99	9.40	7.97	8.12
Return on tangible common equity, including unrealized losses on AFS securities(1)(2)	8.45	7.88	10.16	8.10
Return on tangible common equity, excluding unrealized losses on AFS securities(1)(2)	6.76	6.76	8.19	7.46
Operating return on tangible common equity, including unrealized losses on AFS securities (1)(2)	9.27	11.57	10.43	9.37
Operating return on tangible common equity, excluding unrealized losses on AFS securities (1)(2)	7.41	9.92	8.41	8.64
Return on assets	0.66	0.67	0.80	0.73
Operating return on assets (1)(2)	0.73	1.00	0.82	0.86
Net interest margin, FTE (4)	3.18	3.48	3.33	3.05
Efficiency ratio (1)(2)	65.05	62.01	62.65	66.75

FINANCIAL DATA (in millions, end of period)
Total assets	$12,140	$11,317	$12,140	$11,317
Total earning assets	11,400	10,604	11,400	10,604
Total loans	8,984	7,943	8,984	7,943
Total deposits	9,981	9,988	9,981	9,988
Loans/deposits (%)	90%	80%	90%	80%
Total shareholders' equity	951	943	951	943

ASSET QUALITY
Allowance for credit losses, (millions)	$103	$96	$103	$96
Net charge-offs, (millions)	(5)	(6)	(18)	(9)
Net charge-offs (QTD annualized)/average loans	0.24%	0.30%	0.28%	0.16%
Provision expense/(benefit), (millions)	$8	$3	$25	$(1)
Non-accruing loans/total loans	0.30%	0.48%	0.30%	0.48%
Allowance for credit losses/non-accruing loans	386	254	386	254
Allowance for credit losses/total loans	1.14	1.21	1.14	1.21

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.1%	12.7%	12.1%	12.7%
Tier 1 capital leverage ratio	9.8	10.1	9.8	10.1
Tangible common shareholders' equity/tangible assets (2)	7.7	8.1	7.7	8.1
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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,385	$71	6.32%	$3,926	$46	4.53%
Commercial and industrial loans	1,436	27	7.48	1,449	19	5.21
Residential mortgages	2,618	26	3.97	1,926	17	3.53
Consumer loans	513	9	7.33	587	9	6.24
Total loans (1)	8,952	133	5.88	7,888	91	4.54
Investment securities (2)	2,171	13	2.40	2,400	13	2.13
Short-term investments & loans held for sale (3)	267	3	4.76	342	2	1.96
Total interest-earning assets	11,390	149	5.19	10,630	106	3.91
Intangible assets	21		x	26		X
Other non-interest earning assets	449		x	494
Total assets	$11,860			$11,150

Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,553	$—	—%	$2,913	$—	—%
NOW and other	858	2	1.15	1,362	2	0.48
Money market	2,697	18	2.69	2,737	3	0.46
Savings	1,082	2	0.77	1,129	—	0.03
Time	2,440	22	3.43	1,528	3	0.85
Total deposits	9,630	44	1.81	9,669	8	0.48
Borrowings and notes (4)	1,010	14	5.32	251	4	5.46
Total funding liabilities	10,640	58	2.15	9,920	12	0.66
Other non-interest earning liabilities	232			206
Total liabilities	10,872			10,126

Total common shareholders' equity	988			1,024
Total shareholders’ equity (5)	988			1,024
Total liabilities and shareholders’ equity	$11,860			$11,150
Net interest margin, FTE			3.18			3.48

Supplementary data
Net Interest Income, non FTE	$90.3			$92.1
FTE income adjustment (6)	2.0			1.7
Net Interest Income, FTE	$92.3			$93.8

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
(5)    As of September 30, 2023 unrealized gains and losses, net of tax, are included in average equity. Prior period balances and financial metrics have been updated to reflect the current presentation.
(6)    Fully taxable equivalent considers the impact of tax advantaged investment securities and loans. The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,279	$199	6.13%	$3,802	$114	3.89%
Commercial and industrial loans	1,486	81	7.22	1,423	50	4.60
Residential mortgages	2,464	71	3.85	1,671	45	3.55
Consumer loans	525	28	7.28	554	22	5.30
Total loans (1)	8,754	379	5.74	7,450	231	4.05
Investment securities (2)	2,222	38	2.30	2,557	39	2.02
Short-term investments & loans held for sale (3)	380	13	4.70	673	2	0.90
Total interest-earning assets	11,356	430	5.03	10,680	272	3.36
Intangible assets	22		x	27		X
Other non-interest earning assets	452		x	557
Total assets	$11,830			$11,264

Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,617	$—	—%	$2,928	$—	—%
NOW and other	1,121	12	1.43	1,424	2	0.22
Money market	2,637	42	2.14	2,806	6	0.27
Savings	1,069	2	0.46	1,124	—	0.03
Time	2,181	50	2.95	1,537	8	0.73
Total deposits	9,625	106	2.02	9,819	16	0.32
Borrowings and notes (4)	996	39	5.23	178	8	5.09
Total funding liabilities	10,621	145	1.82	9,997	24	0.44
Other non-interest earning liabilities	219			171
Total liabilities	10,840			10,168

Total common shareholders' equity	990			1,096
Total shareholders’ equity (5)	990			1,096
Total liabilities and shareholders’ equity	$11,830			$11,264
Net interest margin, FTE			3.33			3.05

Supplementary data
Net Interest Income, non FTE	$280.6			$242.5
FTE income adjustment (6)	5.9			4.8
Net Interest Income, FTE	$286.5			$247.3

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
(5)    As of September 30, 2023 unrealized gains and losses, net of tax, are included in average equity. Prior period balances and financial metrics have been updated to reflect the current presentation.
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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30
(In thousands)		2023	2022	2023	2022
GAAP Net income		$19,545	$18,717	$71,043	$62,028
Adj: Fair value adjustments on securities (1)		—	476	—	2,194
Adj: Restructuring and other expense		2,607	11,473	2,592	11,526
Adj: Income taxes		(636)	(2,738)	(633)	(3,469)
Total operating income (non-GAAP) (2)	(A)	$21,516	$27,928	$73,002	$72,279

GAAP Total revenue		$107,799	$108,335	$331,791	$295,788
Adj: Fair value adjustments on securities (1)		—	476	—	2,194
Total operating revenue (non-GAAP) (2)	(B)	$107,799	$108,811	$331,791	$297,982

GAAP Total non-interest expense		$76,513	$81,677	$222,516	$218,702
Less: Total non-operating expense (see above)		(2,607)	(11,473)	(2,592)	(11,526)
Operating non-interest expense (non-GAAP) (2)	(C)	$73,906	$70,204	$219,924	$207,176

(In millions, except per share data)
Total average assets	(D)	$11,860	$11,150	$11,830	$11,264
Total average shareholders’ equity, including unrealized losses on AFS securities	(E)	988	1,024	990	1,096
Total average shareholders’ equity, excluding unrealized losses on AFS securities	(F)	1,231	1,189	1,222	1,187
Total average tangible shareholders’ equity, including unrealized losses on AFS securities (2)	(G)	967	998	967	1,068
Total average tangible shareholders’ equity, excluding unrealized losses on AFS securities (2)	(H)	1,210	1,164	1,199	1,159
Total tangible shareholders’ equity, period-end (2)(3)	(I)	930	917	930	917
Total tangible assets, period-end (2)	(J)	12,119	11,291	12,119	11,291
Total common shares outstanding, period-end (thousands)	(K)	43,822	45,040	43,822	45,040
Average diluted shares outstanding (thousands)	(L)	43,347	45,034	43,640	46,396

Earnings per common share, diluted		$0.45	$0.42	$1.63	$1.34
Operating earnings per common share, diluted (2)	(A/L)	0.50	0.62	1.67	1.56
Book value per common share, period-end		21.70	20.93	21.70	20.93
Tangible book value per common share, period-end (2)	(I/K)	21.23	20.36	21.23	20.36
Total shareholders' equity/total assets		7.83	8.33	7.83	8.33
Total tangible shareholder's equity/total tangible assets (2)	(I/J)	7.68	8.12	7.68	8.12
		x
Performance ratios (4)		x
Return on equity, including unrealized losses on AFS securities		7.91%	7.31%	9.57%	7.55%
Return on equity, excluding unrealized losses on AFS securities		6.35	6.30	7.75	6.97
Operating return on equity, including unrealized losses on AFS securities (2)	(A/E)	8.71	10.92	9.83	8.79
Operating return on equity, excluding unrealized losses on AFS securities (2)	(A/F)	6.99	9.40	7.97	8.12
Return on tangible common equity, including unrealized losses on AFS securities (2)(5)		8.45	7.88	10.16	8.10

Return on tangible common equity, excluding unrealized losses on AFS securities (2)(5)		6.76	6.76	8.19	7.46
Operating return on tangible common equity, including unrealized losses on AFS securities (2)(5)	(A+O)/(G)	9.27	11.57	10.43	9.37
Operating return on tangible common equity, excluding unrealized losses on AFS securities (2)(5)	(A+O)/(H)	7.41	9.92	8.41	8.64
Return on assets		0.66	0.67	0.80	0.73
Operating return on assets (2)	(A/D)	0.73	1.00	0.82	0.86
Efficiency ratio (2)	(C-O)/(B+M+P)	65.05	62.01	62.65	66.75
(in thousands)
Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (6)	(M)	$1,979	$620	$7,611	$1,811
Non-interest income tax-credit investments amortization (7)	(N)	(1,463)	(445)	(5,959)	(1,153)
Net income on tax-credit investments	(M+N)	516	175	1,652	658

Intangible amortization	(O)	1,205	1,285	3,615	3,857
Fully taxable equivalent income adjustment	(P)	1,980	1,715	5,850	4,799
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
(7)     The non-interest income amortization is the reduction to the tax-advantaged investments and are incurred as the tax credits are generated.

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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) which operates as a commercial bank under a Massachusetts trust company charter. Established in 1846, the Bank provides business and consumer banking, mortgage, wealth management, and investment services, with a vision to be a high performing, relationship focused community bank. Berkshire has approximately $12.1 billion in assets and operates 96 branch offices in New England and New York.

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

FINANCIAL OVERVIEW

Berkshire reported net income of $19.5 million, or $0.45 per diluted share, for the three months ended September 30, 2023, compared to $18.7 million, or $0.42 per diluted share, for the year-ago period. Included in the results for the three months ended September 30, 2023 are net non-operating charges totaling $2.6 million ($2.0 million after-tax) or $0.05 per share. Included in the results for the three months ended September 30, 2022 are net non-operating charges totaling $11.9 million ($9.2 million after-tax) or $0.20 per share. The Company’s non-GAAP measure of operating income totaled $21.5 million, or $0.50 per diluted share, for the three months ended September 30, 2023, compared to $27.9 million, or $0.62 per diluted share, for the year-ago period. Compared to the year-ago period, third quarter 2023 operating income primarily reflected higher loan loss provision expense and operating non-interest expense.

Berkshire’s return on average assets was 0.66% (0.73% on an operating basis) for the three months ended September 30, 2023 compared to 0.67% (1.00% on an operating basis) for the year-ago period. Return on average tangible common equity including unrealized loss on AFS securities was 8.45% (9.27% on an operating basis) for the three months ended September 30, 2023 compared to 7.88% (11.57% on an operating basis) for the year-ago period. Return on average tangible common equity excluding unrealized loss on AFS securities was 6.76% (7.41% on an operating basis) for the three months ended September 30, 2023 compared to 6.76% (9.92% on an operating basis) for the year-ago period. Per share results and equity returns have included the benefit of ongoing share repurchases.

Compared to the third quarter of 2022, FTE net interest income decreased $1.5 million to $92.3 million and the net interest margin decreased 30 basis points to 3.18%. Third quarter 2023 average total earning assets increased $760 million compared to the third quarter of 2022, primarily reflecting an increase of $1.06 billion in average loans offset by decreases of $75 million in average short-term investments and loans HFS and $229 million in average securities. Average total funding liabilities increased $720 million compared to the year-ago quarter, reflecting a $759 million increase in average borrowings, partially offset by a $39 million decrease in average deposits.

Net income for the nine months ended September 30, 2023 totaled $71.0 million, or $1.63 per diluted share, compared to $62.0 million, or $1.34 per diluted share, for the year-ago period. Included in the results for the nine months ended September 30, 2023 are net non-operating charges totaling $2.6 million ($2.0 million after-tax) or $0.04 per share. Included in the results for the nine months ended September 30, 2022 were net non-operating charges totaling $13.7 million ($10.3 million after-tax) or $0.22 per share. The Company’s non-GAAP measure of operating income total $73.0 million, or $1.67 per diluted share, for the nine months ended September 30, 2023, compared to $72.3 million, or $1.56 per diluted share, for the year-ago period. Compared to the year-ago period, nine month 2023 operating earnings primarily reflect higher net interest income partially offset by higher credit loss provision expense and operating non-interest expense.

Berkshire’s return on average assets was 0.80% (0.82% on an operating basis) for the nine months ended September 30, 2023 compared to 0.73% (0.86% on an operating basis) for the year-ago period.

Return on average tangible common equity including unrealized loss on AFS securities was 10.16% (10.43% on an operating basis) for the nine months ended September 30, 2023 compared to 8.10% (9.37% on an operating basis) for the year-ago period. Return on average tangible common equity excluding unrealized loss on AFS securities was 8.19% (8.41% on an operating basis) for the nine months ended September 30, 2023 compared to 7.46% (8.64% on an operating basis) for the year-ago period. Per share results and equity returns have included the benefit of ongoing share repurchases.

Compared to the first nine months of 2022, FTE net interest income increased $39.2 million to $286.5 million and the net interest margin increased 28 basis points to 3.33%. Average total earning assets in the first nine months of 2023 increased $676 million compared to the first nine months of 2022, primarily reflecting an increase of $1.30 billion in average loans, partially offset by a $335 million decrease in average securities and a $293 million decrease in average short-term investments and HFS loans. Average nine month total funding liabilities increased $624 million compared to the year-ago period, reflecting an $818 million increase in average borrowings, partially offset by a $194 million decrease in average deposits.

Third quarter non-interest income increased $1.2 million year-over-year and total non-interest expense decreased $5.2 million. The efficiency ratio was 65.1% for the third quarter of 2023 compared to 62.0% for the year-ago quarter. For the first nine months of the year, total non-interest income decreased $2.1 million and non-interest expense increased $3.8 million. The efficiency ratio was 62.7% and 66.8% for these periods, respectively.

The provision for credit losses on loans in the third quarter of 2023 totaled $8.0 million compared to $3.0 million in the year-ago quarter. For the first nine months of the year, the provision expense was $25.0 million in 2023, compared to ($1.0) million in 2022. Provision expense in 2022 reflected notable improvement in pandemic-related expected credit losses. The allowance for credit losses on loans was $102.8 million, or 1.14% of total loans, at September 30, 2023, compared to $96.3 million, or 1.15% of total loans at December 31, 2022.

Berkshire’s total shareholders’ equity was $951 million at September 30, 2023 compared to $954 million at December 31, 2022. The common equity Tier 1 capital ratio was 12.1% and 12.3% at September 30, 2023 and December 31, 2022, respectively. Tangible common equity as a percentage of tangible assets was 7.7% at September 30, 2023 compared to 8.0% at December 31, 2022.

Net Interest Income

Net interest income and net interest margin may be affected by many factors, including: changes in average balances; interest rate fluctuations and the slope of the yield curve; sales of loans and securities; residential mortgage loan and mortgage-backed security prepayment rates; product pricing; competitive forces; the relative mix, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; hedging activities; and asset quality.

In response to persistent high inflation, the Federal Reserve Board increased the target federal funds rate during 2022 and 2023. The average maximum target Federal Funds rate increased from 25 basis points in the first quarter of 2022 to 5.43% in the third quarter of 2023, increasing in each sequential quarter, with the largest quarterly increases occurring in the second and third quarters of 2022.

The net interest margin decreased by 30 basis points to 3.18% in the third quarter of 2023 compared to the year-ago quarter, reflecting increased cost of funds partially offset by increased earning asset yield. Third quarter net interest income decreased year-over-year by $1.8 million due to the lower margin which was partially offset by a 7% increase in average earning assets funded primarily by higher borrowings. Total interest income increased $44.4 million and total interest expense increased $46.1 million. The FTE interest adjustment increased $265 thousand.

Third quarter 2023 average total earning assets increased $760 million compared to the third quarter of 2022, primarily reflecting an increase of $1.06 billion in average loans offset by decreases of $229 million in averages securities and $75 million in short-term investments and loans HFS. The increase in average loans was primarily due to a $459 million increase in average commercial real estate loans and a $692 million increase in average residential mortgages, reflecting growth in originations staff and expansionary economic conditions supporting market demand for commercial loans.

Average total loans, average securities and average short-term investments and loans held for sale comprised 79%, 19% and 2%, respectively, of average total earning assets in the third quarter of 2023, compared to 74%, 23% and 3%, respectively, in the third quarter of 2022. In the current quarter, the yields on these portfolios were 5.88%, 2.40%, and 4.76% respectively, compared to 4.54%, 2.13%, and 1.96% in the same quarter of 2022.

The 128 basis point year-over-year increase in the third quarter yield on average earning assets reflected higher market interest rates and a mix shift towards higher yielding loans. The loan yield increased by 134 basis points, the securities yield increased by 27 basis points, and the yield on short-term investments and loans held for sale increased 280 basis points. Higher loans yields included increases of 179 basis points in commercial real estate, 227 basis points in commercial and industrial loans, 44 basis points in residential mortgages, and 109 basis points in consumer loans.

Third quarter average total funding liabilities increased $720 million, reflecting a $759 million increase in average borrowings which was partially offset by a $39 million reduction in average deposits. The increase in borrowings was primarily due to higher borrowings from the Federal Home Loan Bank of Boston.

Compared to the prior year third quarter, third quarter average non-interest bearing deposits decreased $360 million, average NOW and other interest-bearing transaction accounts decreased $504 million, average money market deposits decreased $40 million, and average savings deposits decreased $47 million. Average time deposits increased $912 million. Deposit shifts reflected the migration of some balances from lower yielding accounts to higher yielding accounts in and out of the Bank, as well as the spend-down by customers of liquidity accumulated during the pandemic. Time deposit growth included higher utilization of brokered deposits.

Average total deposits comprised 91% and 97% of average total funding liabilities in the third quarters of 2023 and 2022, respectively. As a percentage of average deposits, in the third quarter of 2023, average non-interest bearing deposits measured 27%, average NOW and other interest-bearing transaction accounts measured 9%, average money market deposits were 28%, average savings accounts were 11%, and average time deposits were 25%. The comparable percentages in the year-ago quarter were 30%, 14%, 28%, 12%, and 16% respectively.

The 149 basis point increase to 2.15% in the rate paid on average total funding liabilities in the third quarter of 2023 compared to 2022 primarily reflects the impact of the increase in market interest rates and increased borrowings. The rate paid on average total deposits increased 133 basis points, reflecting higher interest rates paid and the shift in the mix of deposits. Higher deposit costs included increases of 67 basis points in the cost of NOW and other interest-bearing transaction deposits, 74 basis points in the cost of savings deposits, 223 basis points in the cost of money market deposits, and 258 basis points in the cost of time deposits.

Nine month net interest income increased year-over-year by $38.1 million due to the 28 basis point increase in the net interest margin and the $676 million increase in average earning assets which was primarily driven by higher average loans which was mostly funded by increased average borrowings.

Non-Interest Income

Total non-interest income in the third quarter of 2023 increased $1.2 million compared to the same quarter of 2022 due primarily to increases in loan and deposit related fees partially offset by a decrease in other non-interest income.
Total non-interest income in the first nine months of 2023 decreased $2.1 million compared to the first nine months of 2022. The decrease compared to the year-ago period was primarily due to $4.8 million in higher tax credit amortization charges related to increased tax credit investments in 2023. These charges are more than offset by credits to income tax expense.

Provision for Credit Losses

The provision was an expense of $8.0 million in the third quarter of 2023 compared to $3.0 million in the same period of 2022. The provision in the first nine months of 2023 was an expense of $25.0 million, compared to a benefit of $1.0 million in the same period of 2022. Provision expense in 2023 primarily reflected growth in the loan portfolio. The results in 2022 reflected notable improvement in pandemic-related expected credit losses.

Non-Interest Expense

Total non-interest expense decreased year-over year in the third quarter by $5.2 million and in the first nine months of the year by $3.8 million. Restructuring and other non-operating expense decreased by $8.9 million in both the third quarter and first nine months of the year. These expenses were primarily due to branch consolidations and premises restructurings. Operating non-interest expense increased year over year by $3.7 million in the third quarter and by $12.7 million for the first nine months of the year. The increases were primarily in compensation and benefits, technology and communications, and the category of other expenses. These increases were partially offset by decreases in occupancy and equipment expense.

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

The third quarter efficiency ratio increased year-over-year due to the 1% decrease in operating revenue and the 5% increase in operating expenses. For the first nine months of the year, the efficiency ratio improved due to the 11% increase in operating revenue partially offset by the 6% increase in operating expense. Quarterly operating revenue peaked in the fourth quarter of 2022 and has declined in consecutive quarters as the net interest margin has declined over these periods, with funding cost increases catching up with the higher initial sensitivity of variable rate interest earning assets to the rapid increase in market interest rates in 2022.

Income Tax Expense

The Company’s effective income tax rate was 16.1% for the third quarter of 2023 and 15.7 % for the first nine months of 2023, compared to 20.9% and 20.6%, respectively, for the comparable periods of 2022, and compared to 18.7% for the full year of 2022. The lower tax rate in 2023 reflected benefit from increased tax credit investments. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; (iii) tax credit investment benefits; and (iv) state income taxes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

General

Total assets at September 30, 2023 were $12.1 billion, a $477 million increase from December 31, 2022, primarily reflecting a $649 million increase in total loans partially offset by decreases of $22 million in cash and cash equivalents and $163 million in investment securities. Loan growth primarily consisted of a $417 million increase in residential mortgages and a $352 million increase in commercial real estate loans. The decrease in investment securities primarily represented amortizations and maturities.

Nonaccrual loans totaled $26.6 million at September 30, 2023, a $4.5 million decrease from December 31, 2022 due to lower nonaccrual commercial loans. The allowance for credit losses on loans totaled $102.8 million at September 30, 2023, compared to $96.3 million at December 31, 2022. At September 30, 2023, the allowance as a percentage of total loans was 1.14% and as a percentage of nonaccrual loans was 386%, compared to 1.15% and 309%, respectively, at December 31, 2022.

At September 30, 2023, total liabilities were $11.2 billion, a $480 million increase from December 31, 2022, primarily reflecting an $800 million increase in total borrowings, partially offset by a $347 million decrease in total deposits.

Berkshire’s total shareholders’ equity was $951 million at September 30, 2023, a $3 million decrease from December 31, 2022. As a percentage of total assets, shareholders’ equity was 7.8% and 8.2% at September 30, 2023 and December 31, 2022, respectively. Tangible common equity equaled 7.7% of tangible assets at September 30, 2023 compared to 8.0% at December 31, 2022.

Berkshire’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 9.8%, 12.1%, 12.3% and 14.4%, respectively, at September 30, 2023, compared to 10.2%, 12.4%, 12.6% and 14.6%, respectively, at December 31, 2022. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.7%, 12.4%, 12.4% and 13.4%, respectively, at September 30, 2023, compared to 10.2%, 12.6%, 12.6% and 13.6%, respectively, at December 31, 2022.

Loans

Total loans at period-end are categorized in the financial statement in accordance with regulatory reporting.
Total loans measured $9.0 billion at September 30, 2023, increasing $649 million during the nine months of 2023. At September 30, 2023, commercial loans measured 64% of total loans and retail loans measured 36% of total loans. In comparison, at December 31, 2022, commercial loans measured 66% of total loans and retail loans measured 34% of total loans.

Total commercial loans increased by $270 million to $5.8 billion during the first nine months of 2023 and were comprised of commercial real estate loans and commercial and industrial loans. Commercial real estate loans (which include construction loans and multifamily loans) totaled $4.4 billion and increased by $352 million during the first nine months of 2023. Commercial and industrial loans totaled $1.4 billion and decreased by $81 million. Nonaccrual commercial loans totaled $16.2 million at September 30, 2023, and measured 0.28% of total commercial loans. At December 31, 2022, nonaccrual commercial loans totaled $19.4 million, measuring 0.35% of total commercial loans.

Total retail loans increased by $379 million to $3.2 billion during the first nine months of 2023. Retail loans include residential mortgage loans and consumer loans. At September 30, 2023, residential mortgages totaled $2.7 billion and increased by $417 million during the first nine months of 2023. Consumer loans totaled $463 million at September 30, 2023 and decreased by $38 million in the first nine months of 2023 due primarily to planned run-off of unsecured consumer balances which was partially offset by growth in home equity loans. Nonaccrual retail loans totaled $10.4 million at September 30, 2023, measuring 0.33% of total retail loans. At December 31, 2022, nonaccrual retail loans totaled $11.7 million, measuring 0.42% of total retail loans.

Allowance for Credit Losses on Loans

The allowance totaled $102.8 million at September 30, 2023, an increase of $6.5 million from December 31, 2022, reflecting growth in the loan portfolio. The ratio of the allowance to total loans decreased to 1.14% from 1.15% for these respective dates.

For the commercial loan portfolio, the allowance for credit losses as a percentage of commercial loans was 1.16% at September 30, 2023, compared to 1.15% at December 31, 2022. The commercial allowance for credit losses represented 414% of nonaccrual commercial loans at September 30, 2023 compared to 326% at December 31, 2022.

For the retail loan portfolio, the allowance for credit losses as a percentage of retail loans was 1.12% at September 30, 2023 compared to 1.17% at December 31, 2022. The retail allowance for credit losses represented 342% of nonaccrual retail loans at September 30, 2023 compared to 282% at December 31, 2022.

Deposits and Borrowings

Total deposits were $10.0 billion at September30, 2023, a $347 million decrease from year-end 2022. Most categories of deposits decreased except for higher cost time deposits as customers sought higher rate deposits in the environment of higher interest rates. Non-interest bearing deposits totaled $2.5 billion at September 30, 2023, a $322 million decrease from December 31, 2022. Non-maturity interest-bearing deposits totaled $5.0 billion, an $837 million decrease during the first nine months of 2023. Period-end time deposits totaled $2.4 billion, increasing $812 million during this period. Borrowings totaled $0.9 billion at period-end, increasing $800 million from year-end

2022. The increase was due to the utilization of Federal Home Loan Bank of Boston advances primarily to fund loan growth.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.8 billion at period-end, increasing $245 million from year-end 2022. The net fair value of these instruments at September 30, 2023 was a liability of $52 million, increasing $9 million from December 31, 2022.

Shareholders’ Equity and Dividends

Total shareholders’ equity was $951 million at September 30, 2023, a $3 million decrease from December 31, 2022. This primarily reflects net income of $71 million partially offset by $24 million in common stock dividends at $0.54 per share and share repurchases totaling $17 million for the repurchase of 807 thousand shares as well as a $37 million increase in the accumulated other comprehensive loss reflecting an increase in the after-tax net unrealized losses on available-for-sale debt securities and derivative hedges.

Liquidity and Cash Flows

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs for the Company, including the Bank. Liquidity management addresses both the Company’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. During the first nine months of 2023 the Company increased its off-balance sheet liquidity sources primarily by increasing its assets qualified for pledging against borrowings, and the Company views its liquidity as satisfactory for current conditions as well as for stressed scenarios in its liquidity testing models.

At September 30, 2023, cash and equivalents totaled $0.7 billion and securities available for sale totaled $1.3 billion. Unused borrowing availability at that date from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $3.4 billion. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $101 million at period-end.

During the first nine months of 2023, borrowings from the FHLB were the primary source of funds and the primary uses were loan growth and net deposit outflows.

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

Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. Tangible common equity totaling $930 million at period-end and was net of an accumulated other comprehensive loss totaling $218 million.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. The Company continues to view itself as having excess capital which it plans to utilize in accordance with its capital management objectives.

As of September 30, 2023 unrealized gains and losses, net of tax, are included in average equity and in average non-interest earning assets. Prior period balances and financial metrics have been updated to reflect the current presentation. Performance measures related to return on average equity, including related non-GAAP performance measures, are presented both based on the updated averages as well as based on measures which exclude these unrealized gains and losses, net of tax. These unrealized gains and losses are primarily related to the fair values of available-for-sale securities.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require non-objection by the FDIC.

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

CORPORATE RESPONSIBILITY UPDATE

Berkshire is a performance and purpose-driven, values-guided, community-centered bank. Berkshire’s corporate responsibility and sustainability activities are integral to its mission. Third quarter corporate responsibility highlights include:
•Berkshire launched a new Down Payment Assistance Program to increase homeownership amongst low-to-moderate income and first-time homebuyers.
•Berkshire’s annual Xtraordinary Day of Service featured 47 volunteer events in which more than 1,000 employees contributed 4,000 hours of service to lift-up local communities.
•Berkshire maintained its top quartile ESG rating performance and was named a Top Charitable Contributor by the Boston Business Journal for the 11th consecutive year.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2023 and December 31, 2022.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	September 30, 2023	December 31, 2022
+200	(3.1)%	1.8%
+100	(1.5)	0.8
-100	1.2	(1.6)
-200	1.8	(5.2)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	September 30, 2023	December 31, 2022
Short End +100	(2.4)%	0.1%
Short End -100	1.6	(1.3)
Long End +100	1.2	1.0
Long End -100	(1.2)	(1.2)

The net interest income at risk simulation results indicate that the Company’s interest rate risk changed to modestly liability sensitive under parallel shift modeled scenarios at September 30, 2023 from a modestly asset sensitive profile under these scenarios as of December 31, 2022. This change reflected several factors, including continued growth of the residential mortgage portfolio, increased utilization of short-term borrowings, further deposit mix shift towards interest-bearing, and less flooring on non-maturity deposits in downward modeled scenarios.

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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	September 30, 2023	December 31, 2022
+200	(6.0)%	—%
+100	(2.9)	—
-100	2.6	(1.5)
-200	4.3	(5.4)

The Company’s economic value of equity at risk profile indicates that at September 30, 2023 the economic value of equity in the modeled scenarios was liability sensitive compared to a neutral/asset sensitive position at December 31, 2022. Equity value sensitivity was impacted by the same factors that affected net interest income sensitivity discussed above, particularly the increase in residential mortgages and short-term borrowings.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September 30, 2023 and 2022 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2023:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2023	7,821	$20.36	7,821	1,857,940
August 1-31, 2023	—	—	—	1,857,940
September 1-30, 2023	170,926	20.00	170,926	1,687,014
Total	178,747	$20.02	178,747	1,687,014

On January 25, 2023, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $50 million through December 31, 2023. The maximum number of shares that may be purchased under this program has been estimated based on the September 30, 2023 closing price per share of Company common stock of $20.05.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 9, 2023	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: November 9, 2023	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer