Form 10-K
period 2023-12-31
BERKSHIRE HILLS BANCORP INC
filed 2024-02-28
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $0.9 billion, based upon the closing price of $20.73 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 23, 2024 was 43,624,434.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

GENERAL
Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is headquartered in Boston, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”). The Bank provides Commercial Banking, Retail Banking, Consumer Lending, Private Banking and Wealth Management services. At year-end 2023, the Bank had $12.4 billion in assets and 96 full-service financial centers in its New England and New York footprint.

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

COMPETITION
The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of its products. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company is pursuing a “banker heavy, branch light” model in newer markets, and uses its mobile MyBanker teams which provide personalized service to customers with committed relationships. Due to recent mergers of in-market bank competitors, the Company is pursuing opportunities to expand its market share and talent recruitment. The Company seeks to differentiate itself with its DigitouchSM approach to personal service and user-friendly technology, as well as its commitment to corporate responsibility. The Company recently introduced its new brand theme of “Where You Bank Matters” to highlight these differentiating factors.

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

Item 1 – Table 1 –– Loan Portfolio Analysis

	2023		2022		2021
(In millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans:
Construction	$640	7.1%	$320	3.9%	$324	4.7%
Commercial multifamily	599	6.6	620	7.5	516	7.6
Commercial real estate owner occupied	629	7.0	641	7.7	607	8.9
Commercial real estate non-owner occupied	2,607	28.8	2,496	29.9	2,157	31.6
Commercial and industrial	1,359	15.1	1,445	17.3	1,285	18.8
Residential real estate	2,760	30.5	2,312	27.7	1,489	21.8
Home equity	224	2.5	227	2.7	252	3.7
Consumer other	221	2.4	274	3.3	196	2.9
Total	$9,039	100.0%	$8,335	100.0%	$6,826	100.0%
Allowance for credit losses	(105)		(96)		(106)
Net loans	$8,934		$8,239		$6,720

There is further information about the above components of the loan portfolio, and the risk characteristics relevant to each portfolio segment, in the “Loans and Related Allowance for Credit Losses” footnote to the financial statements referenced in Item 8 of this report. There is also information about the loan portfolio and changes in the portfolio during 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. There is reference made to Commercial and Retail Loans, as well as to Commercial Real Estate loans. Commercial Real Estate loans include Construction, Commercial Multi-Family, Commercial Real Estate Owner Occupied, and Commercial Real Estate Non-Owner Occupied. Commercial loans include Commercial Real Estate loans and Commercial and Industrial Loans. Retail loans include Residential Real Estate loans and Consumer loans, which are comprised of Home Equity loans and Consumer other loans.

Commercial Real Estate. The Bank originates commercial real estate loans on properties used for business purposes such as retail, multifamily, office, healthcare, hospitality, industrial, and manufacturing facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties and also include construction loans. Loans may generally be made with amortizations of up to 30 years and with final maturities of 10 years or less. As part of its business activities, the Bank also enters into commercial loan participations and interest rate swaps.

Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of capital, with construction loans within 100% of capital, as defined in the guidance. Total supervisory commercial real estate loans measured 287% of regulatory capital at year-end 2023 and construction real estate loans measured 43% of regulatory capital as defined in accordance with regulatory monitory guidelines.

The Bank has hold limits for numerous categories of commercial lending including healthcare, hospitality, retail, and construction. Commercial real estate loans are among the largest of the Bank’s loans, and may have higher credit risk than the overall credit portfolio. Because repayment is often dependent on the successful operation or management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to manage these risks through its underwriting disciplines and portfolio management processes. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.25 times based on stabilized cash flows of leases in place, with some exceptions for national credit tenants. For adjustable rate loans, the Bank’s underwriting stresses debt service coverage to interest rate shocks of 400 basis points or higher based on a minimum of 1.0 times coverage and it uses loan maturities to manage risk based on the lease base and interest sensitivity. Loans at origination may be made up to 80% of appraised value based on property type and risk, with sublimits of 75% or less for designated industry types. Generally, commercial real estate loans are supported by full or partial personal guarantees by the principals.

The economic environment in 2023 was affected by higher interest rates as a result of federal monetary policy. An environment of higher interest rates can affect overall property values and operating debt service coverage across the spectrum of commercial real estate. Additionally, there have been changes in supply and demand factors in commercial real estate following the pandemic. Most prominently, metropolitan office properties have reported higher vacancy rates in many markets across the nation due to the shift towards work from home, with lower demand for office space in some markets. Loans that are scheduled to mature in the near term are being reviewed closely for risk to repayment or renewal.

The Company has a diversified commercial real estate portfolio primarily located in suburban markets in its footprint. As discussed in Item 7, the performance of the loan portfolio in 2023 generally improved and was well within the historic range at December 31, 2023. At year-end 2023, commercial real estate loans which were modified and experiencing financial difficulty were 0.33% of total commercial real estate loans. Loans rated substandard were 1.94% of commercial real estate loans, compared to 1.67% at year-end 2022. At year-end 2023, the largest components of the commercial real estate portfolio (over 5% of the portfolio and excluding construction) were retail trade (21%), multifamily (13%), office (11%), healthcare (9%), and hospitality (8%). The largest category, retail trade, was primarily comprised of properties anchored by strong grocery and big box tenants in suburban areas – with no significant tenant concentrations, and negligible indoor mall exposure. The $493 million office portfolio was approximately 66% composed of Class A properties and approximately 68% of the office portfolio was maturing after 2025. Boston properties were 13% of the office portfolio, with no high-rise office buildings. There were no charge-offs of office loans in 2023, and nonaccrual office loans were 0.7% of total office loans at December 31, 2023. Construction loans consisted primarily of multifamily (approximately 39%) and healthcare approximately (17%).

The Bank offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Bank to originate a mortgage based on a floating rate of interest and allow the borrower to swap into a fixed rate. The Bank then concurrently enters into offsetting positions with third-party financial institutions. The Bank may record fee income associated with offering the interest rate swaps to its borrowers.

The Bank originates construction loans to developers and commercial borrowers in its footprint. The maximum loan to value limits for construction loans follow Federal Deposit Insurance Corporation ("FDIC") supervisory limits, up to a maximum of 85 percent. The Bank commits to provide the permanent mortgage financing on most of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 50 percent loan to value on raw land. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

Commercial and Industrial Loans ("C&I"). C&I loans are mostly managed through the Bank’s commercial middle market banking organization, as well as its Asset Based Lending Group, its Small Business Banking Group, and 44 Business Capital. The Bank offers secured commercial term loans with repayment terms which are normally limited to the expected useful life of the asset being financed, and generally not exceeding ten years. The Bank also offers revolving loans, lines of credit, letters of credit, time notes and SBA guaranteed loans. Business lines of credit have interest rates that adjust, and are generally subject to annual review and renewal. Commercial and industrial loans are generally secured by a variety of collateral such as accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Loan-to-value ratios depend on the collateral type and generally do not exceed 80 percent of orderly liquidation value or net book value as reported on the borrower’s financial statements. Some commercial loans may also be secured by liens on real estate. The Bank generally does not make unsecured commercial loans.

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

The Company considers commercial and industrial loans, together with its owner-occupied commercial real estate loans, as constituting the primary relationship based component of its commercial lending activities. Commercial and industrial loans are commonly structured as variable rate loans, and are accordingly impacted by the recent environment of rising interest rates.

The Asset Based Lending Group serves the commercial middle market in New England, as well as the Bank’s market in northeastern New York and in the Mid-Atlantic. The group expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets to manufacturers, distributors and select service companies experiencing seasonal working capital needs, rapid sales growth, a turnaround, buyout or recapitalization with credit needs generally ranging from $2 million to $25 million. Asset based lending involves monitoring loan collateral so that outstanding balances are properly margined by business asset collateral, which reduces the risks associated with these loans.

Small Business Banking Group handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns Firestone Financial LLC. ("Firestone"), which originated loans secured by business-essential equipment throughout the U.S. Key customer segments included the fitness, carnival, gaming, and entertainment industries. The origination of loans by Firestone was terminated in mid-2022 and the remaining portfolio totaled $77 million at December 31, 2023.

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

Consumer Loans. The Bank’s consumer loans are centrally underwritten and processed by its experienced consumer lending team. The Bank engages in prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. The Company exited its prime indirect auto originations business in 2019 and has a remaining portfolio in runoff. In late 2021, the Company expanded its consumer lending in its markets through a third party relationship with financial technology company Upstart which originates unsecured consumer loans through the internet using artificial intelligence technology in combination with the Bank’s underwriting criteria. The Bank suspended originating loans through this partnership in mid-2022 and the remaining portfolio totaled $90 million at December 31, 2023.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of loans at year-end 2023. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2A - Loan Contractual Maturity - Scheduled loan amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	Five to	More Than
(In thousands)	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Loans:
Construction	$979	$471,837	$155,573	$11,982	$640,371
Commercial multifamily	564	184,183	412,290	2,108	599,145
Commercial real estate owner occupied	2,741	169,940	369,367	86,598	628,646
Commercial real estate non-owner occupied	34,626	1,336,589	1,193,906	41,288	2,606,409
Commercial and industrial	89,765	935,592	318,503	15,389	1,359,249
Residential real estate	237	24,570	205,675	2,529,830	2,760,312
Home equity	69	1,017	54,277	168,860	224,223
Consumer other	805	128,844	74,985	16,697	221,331
Total	$129,786	$3,252,572	$2,784,576	$2,872,752	$9,039,686

Item 1 - Table 2B - Total loans due after one year as of December 31, 2023 - fixed and variable interest rates

(In thousands)	Fixed Interest Rate	Variable Interest Rate	Total
Loans:
Construction	$187,736	$451,656	$639,392
Commercial multifamily	129,014	469,567	598,581
Commercial real estate owner occupied	230,994	394,911	625,905
Commercial real estate non-owner occupied	1,070,743	1,501,040	2,571,783
Commercial and industrial	393,534	875,950	1,269,484
Residential real estate	1,813,349	946,726	2,760,075
Home equity	3,421	220,733	224,154
Consumer other	214,207	6,319	220,526
Total	$4,042,998	$4,866,902	$8,909,900

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

In 2023, the Company's administrative monitoring of the commercial real estate portfolio, the largest segment of the loan portfolio, reflects its risk based focus. It reviewed the larger exposures of all commercial real estate loans maturing in the next five years, including reviewing debt service coverage. It has expanded its monitoring of portfolio-level lease expirations and continued its review of trends in commercial real estate appraisals. The monitoring of lease expirations was increased and the review of trends in commercial real estate appraisals was expanded. The Company is reviewing trends in large loan originations and increasing its monitoring of portfolio components and trends, with a focus on office loans and multifamily. Trends in lease maturities and renewals are updated periodically. Upcoming loan maturities and larger variable and adjustable rate loans are being monitored.

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

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. For commercial loans, this may result in a period of forbearance or restructuring of the loan, which is normally done at current market terms and does not result in a “troubled” loan designation. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. The Company’s ongoing quarterly process of reviewing larger criticized loans evaluates risk ratings and accrual status based on updated information about loan performance and related risk management issues at the loan level. Loan collections are managed by a combination of the related business units and the Bank’s special assets group, which focuses on larger, riskier collections and the recovery of purchased credit deteriorated loans.

Real estate obtained by the Bank as a result of loan collections, including foreclosures, is classified as real estate owned until sold. When property is acquired it is recorded at fair market value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Holding costs and decreases in fair value after acquisition are expensed.

Asset Classification and Delinquencies. The Bank performs an internal analysis of its commercial loan portfolio and assets to classify such loans and assets in a manner similar to that employed by federal banking regulators. There are four classifications for loans with higher than normal risk: Loss, Doubtful, Substandard, and Special Mention. Usually an asset classified as Loss is fully charged-off. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. Special mention are assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses. Please see the additional discussion of nonaccruing and potential problem loans in Item 7 and additional information in notes to the financial statements.

Allowance for Credit Losses on Loans. The Bank’s loan portfolio is regularly reviewed by management to evaluate the adequacy of the allowance for credit losses on loans. Management makes estimates of future economic conditions over the life of the loan portfolio and other future conditions and arrives at a reasonable estimate of expected loan losses. Different banks may use different estimates and arrive at different expectations, and therefore, comparisons between banks may be difficult. The accounting is based on future projections and our estimates may change significantly from period to period, and accordingly, the amounts of the allowance and provision may vary between periods. Further information about the allowance is discussed further in Note 1 - Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

Item 1 - Table 3 - Credit Quality Ratios

	2023	2022	2021
Ratios:
Allowance for credit losses on loans/total loans	1.17%	1.15%	1.55%
Nonaccrual loans/total loans	0.24%	0.37%	0.52%
Allowance for credit losses/nonaccruing loans	492.47%	309.41%	300.33%
Net charge-offs/average loans	0.26%	0.27%	0.29%

Item 1 - Table 3.a - Net charge-offs to average loans for each loan category

	2023	2022	2021
Net charge-offs to average loans:
Construction	—%	—%	—%
Commercial multifamily	—	—	—
Commercial real estate owner occupied	(0.01)	—	0.02
Commercial real estate non-owner occupied	—	0.06	0.17
Commercial and industrial	0.17	0.20	0.09
Residential real estate	—	(0.01)	—
Home equity	—	—	—
Consumer other	0.10	0.02	0.01

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

Item 1 - Table 4A - Allocation of Allowance for Credit Losses on Loans by Category (as of year-end)

	2023		2022		2021
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Construction	$2,885	0.5%	$1,227	0.4%	$3,206	1.0%
Commercial multifamily	2,475	0.4	1,810	0.3	6,120	1.2
Commercial real estate owner occupied	9,443	1.5	10,739	1.7	12,752	2.1
Commercial real estate non-owner occupied	38,221	1.5	30,724	1.2	32,106	1.5
Commercial and industrial	18,602	1.4	18,743	1.3	22,584	1.8
Residential real estate	19,622	0.7	18,666	0.8	22,734	1.5
Home equity	2,015	0.9	2,173	1.0	4,006	1.6
Consumer other	12,094	5.5	12,188	4.5	2,586	1.3
Total	$105,357	1.2%	$96,270	1.2%	$106,094	1.6%

Item 1 - Table 4B - Allocation of Allowance for Credit Losses on Loans (as of year-end)

	2023		2022		2021
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Construction	$2,885	7.1%	$1,227	3.8%	$3,206	4.8%
Commercial multifamily	2,475	6.6	1,810	7.4	6,120	7.5
Commercial real estate owner occupied	9,443	7.0	10,739	7.7	12,752	8.9
Commercial real estate non-owner occupied	38,221	28.8	30,724	30.0	32,106	31.6
Commercial and industrial	18,602	15.0	18,743	17.4	22,584	18.8
Residential real estate	19,622	30.5	18,666	27.7	22,734	21.8
Home equity	2,015	2.5	2,173	2.7	4,006	3.7
Consumer other	12,094	2.5	12,188	3.3	2,586	2.9
Total	$105,357	100.0%	$96,270	100.0%	$106,094	100.0%

INVESTMENT SECURITIES ACTIVITIES
The securities portfolio provides a source of liquidity, income and interest rate risk management. Decisions are made in accordance with the Company’s investment policy which is reviewed and approved by the Board and includes consideration of risk, return, duration, and portfolio concentrations.

The Company has historically maintained a high-quality portfolio of managed duration residential and commercial mortgage-backed securities, together with a portfolio of state and municipal bonds and obligations of national and local issuers. All of the mortgage-backed securities are issued by Fannie Mae, Ginnie Mae, or Freddie Mac. The Company generally designates debt securities as available for sale, but sometimes designates securities as held to maturity based on its intent. The Company periodically invests in corporate bonds, investment grade and non-rated fixed-income capital instruments issued by local and regional financial institutions, and funds financing community reinvestment projects.

Due to elevated market interest rates, the net fair value of the investment securities portfolio was below amortized costs at year-end 2023. Please see Note 4 – Securities in the financial statement for more information. The Company’s ability and intent to hold the portfolio at year-end 2023 was consistent with its liquidity and capital resources as discussed in Item 7 of this report.

The following table summarizes year-end 2023 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable-equivalent basis and are based on amortized cost. A proportion of the mortgage-backed securities are planned amortization class bonds. The contractual maturities of mortgage-backed securities shown below reflect the maturities of the underlying mortgage collateral based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 5 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$0.7	6.5%	$6.9	4.3%	$53.6	4.8%	$254.6	4.0%	$315.8	4.2%
Mortgage-backed securities	—	—%	18.3	2.2%	94.1	2.1%	1,272.6	1.6%	1,385.0	1.7%
Other bonds and obligations	8.0	1.0%	6.1	8.6%	38.2	4.3%	1.5	5.0%	53.8	4.3%
Total	$8.7	1.4%	$31.3	3.9%	$185.9	3.3%	$1,528.7	2.0%	$1,754.6	2.2%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
Deposits are the major source of funds for the Bank’s lending and investment activities. The Bank serves personal, commercial, non-profit, and municipal deposit customers. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank may also periodically offer promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of demand deposits (non-interest-bearing checking), NOW (interest-bearing checking), regular savings, money market savings, and time certificates of deposit. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers.

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

In addition to providing service through its branches, Berkshire provides services to deposit customers through its private bankers, MyBankers, commercial/small business relationship managers, and call center representatives. Commercial cash management services are an important commercial service offered to commercial and governmental depositors and a fee income source to the bank. The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers. These payroll deposits often fluctuate daily by hundreds of millions of dollars depending on payroll cycles.

Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank has partnered with a third party fintech company to provide enhanced online deposit account opening services and new online and mobile banking platform developed in partnership with this provider as an important milestone in its DigitouchSM strategy. The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

Item 1 - Table 6 - Average Balance and Weighted Average Rates for Deposits

	2023			2022			2021
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$2,584.6	27%	—%	$2,914.9	30%	—%	$3,008.5	30%	—%
NOW and other	1,048.9	11	0.6	1,416.7	14	0.4	976.4	10	0.1
Money market	2,727.3	28	3.4	2,809.1	29	0.5	3,293.5	32	0.2
Savings	1,067.2	11	1.0	1,114.8	11	0.1	1,111.6	11	0.1
Time	2,275.8	23	4.0	1,541.7	16	0.9	1,678.9	17	0.9
Total	$9,703.8	100%	2.4%	$9,797.2	100%	0.9%	$10,068.9	100%	0.3%

Estimated uninsured deposits were $4.6 billion and $3.8 billion at December 31, 2023 and 2022, respectively. Estimated uninsured deposits are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Estimated uninsured deposits adjusted to exclude internal accounts and collateralized deposits were $3.7 billion and $3.2 billion at December 31, 2023 and 2022, respectively. At year-end 2023, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

Item 1 - Table 7 - Maturity of Deposits >$250,000

Maturity Period	Time Deposits that Meet or Exceed the FDIC Insurance Limit	Estimated Portion of Time Deposits in Excess of the FDIC Insurance Limit	Estimated Aggregate Time Deposits in Excess of the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
(In thousands)
Three months or less	$278,710	$63,112	$63,112
Over 3 months through 6 months	195,852	67,987	67,987
Over 6 months through 12 months	147,777	58,407	58,407
Over 12 months	62,825	17,620	17,620
Total	$685,164	$207,126	$207,126

The Bank’s deposits are insured by the FDIC. The Bank utilizes brokered certificates of deposits (CDs) to diversify its funding base, augment its interest rate risk management positioning, and to support loan growth. Brokered CDs are sourced through select approved brokers and are managed as a component of the Bank's Liquidity Policy. The Bank also offers brokered reciprocal money market arrangements to provide additional deposit protection to certain large commercial and institutional accounts. These balances are viewed as part of overall relationship balances with regional customers.

The Bank is a member of the Federal Home Loan Bank (‘‘FHLB’’) of Boston, which provides a source of funding for member institutions and is a tool to manage liquidity and interest rate risk. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with FHLB rules and requirements as of December 31, 2023. The Bank also has access to borrowings from the Federal Reserve Bank of Boston.

The Company had $100 million in subordinated notes, a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding at year-end 2023. The Company’s common stock is listed on the New York Stock Exchange under the ticker “BHLB”. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. The Company maintains a shelf registration as part of its routine capital management.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers interest rate swaps to commercial loan customers who wish to fix the interest rate on their loans, and concurrently enters into offsetting positions with third-party financial institutions. The Company may also enter into risk participation agreements with other lending institutions for customer related positions. On a limited basis, the Company offers foreign exchange services to customers on both a spot and forward basis. The Company may also use derivative financial instruments to manage its interest rate risk associated with the Company’s loan portfolios and borrowings. All derivative financial instruments eligible for clearing are cleared through the Chicago Mercantile Exchange (“CME”).

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation. The Wealth Management Group reported $1.4 billion in total assets under management at year-end 2023.

HUMAN CAPITAL MANAGEMENT
Berkshire’s people are the driving force behind its progress on its strategic goals, ability to deliver tailored financial solutions for its clients and vision to be a high-performing, relationship-focused, community-driven bank. The Company’s approach to human capital management is grounded in its corporate values, business strategy and focuses on:
•Strong oversight and risk management practices
•Recruitment
•Compensation & Benefits
•Training, Development, Engagement & Retention
•Health & Wellness

OVERSIGHT
The Board of Directors has ultimate responsibility for the strategy of the Company. The Compensation Committee of the Board of Directors oversees executive compensation matters and the Corporate Responsibility & Culture committee oversees company culture as well as diversity, equity and inclusion. The full Board also receives an annual briefing on employee engagement. The SEVP, Chief Human Resources & Culture Officer provides management oversight on human capital matters. The Company proactively identifies potential human capital related risks, such as the labor market shortage, skills gap, rising labor and health care costs, and employee retention and designs strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company's ability to meet its strategic objectives, deliver a superior client experience and drive sustainable shareholder returns.

RECRUITMENT
Berkshire operates in a highly competitive labor market with strong competition for top talent. The Company relies on and continues to recruit employees with the right mix of skills, expertise and experiences. The Company forecasts its hiring needs based on attrition, skills assessments, market conditions, resource availability and strategic objectives. This helps inform corporate strategies to fill current and future open positions. The Company leverages several strategies to support its talent pipeline and talent acquisition activities including formal advertising, postings on targeted career sites, career events, internship placements, affinity group relationships, and the use of experienced external recruiters for key management and specialized positions. Berkshire also maintains a small internal team of talent recruitment professionals.

Berkshire maintains a hybrid work model to expand its access to top talent and provide its employees with workplace flexibility. These strategies have proved effective in meeting the demand for talent demonstrated by the Company’s strong track record of attracting high-caliber talent across retail, commercial, private banking, wealth management, business banking, technology and operational areas. In addition, as market disruptions from mergers remain and macroeconomic pressures impact many companies, Berkshire will continue to leverage its differentiated brand and unique market positioning to hire community-focused bankers from its competitors and attract high-performing operational talent from outside the industry.

COMPENSATION & BENEFITS
A highly competitive labor market along with inflationary and macroeconomic pressures has impacted labor costs for all businesses. Berkshire is not immune to these economic pressures. The Company continually evaluates its compensation strategies and benefits programs, benchmarks to industry and peers and surveys the landscape of best practices to develop compensation and benefits packages that reward performance and retain top talent at all levels of the Company. Against this backdrop, Berkshire raised the minimum starting pay to $17/hour and enhanced its vacation, wellness and bereavement benefits. It also restructured its incentive plans across lines of business to provide opportunities for employees to earn higher compensation and bonuses for strong performance aligned with Berkshire’s financial and non-financial objectives.

Berkshire provides comprehensive medical coverage, paid vacation, personal and sick time, paid protective leave for gender-based violence, a 401(k) plan with employer match, long-term disability insurance, and group term life insurance. In addition, Berkshire offers a day care reimbursement program, a dependent care expense account, family and medical leave along with flexible work arrangements, including the ability to work fully remote dependent on the duties of one’s job. All benefits are available to married same-sex or different-sex couples as well as domestic partners. In addition to its compensation and health benefits, Berkshire offers volunteer-time off, a matching-gift program, an employee assistance program, regular performance reviews, professional development and the You FIRST Fund to help employees impacted by personal financial hardships. Nearly 100% (99.6%) of employees are eligible for benefits.

TRAINING, DEVELOPMENT, ENGAGEMENT & RETENTION
Training and development programs provide employees with the knowledge and skills needed to succeed and have upward career mobility. They are critical components, along with competitive compensation and benefits programs, to having an engaged workforce. Ultimately an engaged workforce drives high levels of productivity and retention which reduces human capital risks, expense, and advances Berkshire’s progress and performance.

The Company provides several learning and training programs consistent with one’s job responsibilities, professional goals, and development plans. Employees have regular performance assessments to identify strengths, areas for further growth and career interests. Berkshire continues to reskill and upskill employees from across the Company helping them advance along career paths by taking on expanded responsibilities and roles. The Company offers a mentoring program for high potential employees along with development programs as Berkshire remains committed to providing pathways for its associates to grow and maintains succession plans for key leadership positions.

Berkshire encourages its employees to participate in appropriate educational opportunities to expand their professional experience, aid them in their current position or support their self-development to benefit both the employee and Company. As such, the Company offers educational assistance along with access to formal degree and certification programs, including college courses and Center for Financial Training (CFT) programs.

Berkshire continues to monitor the progress of its efforts to evaluate the effectiveness of programs and strategies on retention and engagement. A comprehensive annual employee engagement survey is conducted to identify strengths and opportunity areas within the organization. Overall, employees felt there was a strong spirit of teamwork, that Berkshire genuinely cares for its communities, and they have strong relationships with their direct managers. Actions plans are developed for areas identified in the survey that do not meet the Company’s high expectations. Beyond a formal engagement survey, Berkshire provides regular opportunities for managers and employees to ask questions, raise concerns and make suggestions for ways to build a better and stronger company. This includes regular quarterly employee town halls and leadership forums, an employee suggestion program and regional gatherings that provide employees with direct access to Company leaders.

Berkshire continues to make progress reducing turnover, which decreased year-over-year. This progress is the direct result of the actions it has taken to improve engagement and combat turnover including:
•Launched Company-wide reward and recognition program
•Enhanced vacation benefit
•Introduced wellness day
•Enhanced line of business incentive plans
•Established career paths for various job families
•Increased starting wage
•Offered mentoring program
•Developed robust employee communications program
•New employee events

Collectively these efforts have led to improved retention in each of the last three years, record high employee engagement and being named a Forbes America’s Best Midsize Employers.

HEALTH & WELLNESS
Berkshire works hard to keep its employees safe, healthy and support their physical, mental and financial wellbeing. It provides its workforce comprehensive programs, benefits and a health and wellness employee resource group. The Company also creates a workplace environment that is accessible and free from occupational hazards. The Company, through its insurance provider, offers a fitness, weight and mind/body reimbursement along with a year-round calendar of various wellness related activities. Since physical and mental health go hand-in-hand with financial health, Berkshire provides access to financial education resources, webinars along with its You FIRST Fund to assist employees experiencing financial hardships.

Additionally, Berkshire provides a comprehensive employee assistance program which includes counseling services and resources for those experiencing mental health challenges. To further support the needs of its workforce, employees have access to a wellness day to disconnect, recharge and take care of themselves in whatever way works best for them. The Health & Wellness Employee Resource Group provides yet another channel for employees to participate in regular programming and advocate for health and wellness options that suit their needs and interests.

WORKPLACE OF THE FUTURE
Berkshire continues to evolve and enhance its human capital management strategies to drive organizational growth in support of strategic priorities while combating risks, such as the labor market shortage, skills gap and rising labor and health costs. The Company expects to maintain its hybrid workplace over the long-term, invest in technology to streamline processes and ensure the workforce structure is aligned with the Company’s forward operating needs. While technology continues to play a bigger role in the future of Berkshire, helping to improve processes and drive efficiencies, people will always be at the core of its ability to deliver expert advisement and tailored solutions to its clients which in turn drives value for its shareholders and communities. The Company remains confident that the Berkshire brand, value proposition and vision will continue to be a differentiator in the market.

SELECT HUMAN CAPITAL METRICS

† Human Capital*	† Total number of FTEs	1340
	† Turnover Rate	21%
	† Retention Rate	79%
	† Promotion Rate	11%
	† Minimum Starting Pay	$17/hour
	† Average Tenure (years)	7 years
*All metrics reported are as of and for the year-ended December 31, 2023.

DIVERSITY, EQUITY & INCLUSION ("DEI")
Creating a diverse, accessible, inclusive and equitable workplace is an essential enabler to advancing the Company’s strategic goals, social and environmental commitments and vision. Ultimately Berkshire’s goal is to attract and retain individuals from a wide range of backgrounds, cultures and experiences so that the workforce, executives and board composition reflect the diversity of the communities in which it operates. It also seeks to ensure equity, accessibility, fairness and impartiality in all aspects of the Company’s workplace, banking practices and financial solutions while fostering an inclusive environment where all employees feel valued, respected and empowered.

The Company advances those goals through an integrated approach that includes:
•Strong oversight and governance practices
•Talent management and recruitment
•Education and training
•Workplace programming
•Multicultural community engagement
•Equitable product and service development
•Supplier diversity

The Company has a strong foundation of governance practices to ensure that diversity, equity and inclusion is embedded into Berkshire’s business activities. This includes the Corporate Responsibility & Culture Committee of the Board of Directors which oversees DEI performance. Berkshire’s Diversity, Equity & Inclusion Committee, which reports into the Board committee, provides additional management level oversight to the Company’s programming and performance. The Senior Vice President, Chief Diversity Officer leads and executes the Company’s DEI programming.

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

† Diversity, Equity & Inclusion*	† Percent of workforce comprised of women	66%
	† Percent of workforce comprised of ethnic minorities	16%
	† Percent of the Board comprised of women	38%
	† Percent of the Board comprised of ethnic minorities	31%
	† Percent of manager roles (officer+) comprised of women	55%
	† Percent of manager roles (officer+) comprised of ethnic minorities	12%
	† Percent of executive management roles comprised of women	29%
	† Percent of executive management roles comprised of ethnic minorities	14%
*Workforce metrics reported are as of December 31, 2023.

Berkshire provides a full suite of diversity, equity & inclusion trainings. The trainings help build understanding and provide employees with knowledge, skills and tactics they can put into practice. All employees complete training annually through a combination of required and elective DEI-themed courses. Berkshire intends to enhance its training program in 2024 to deepen alignment with corporate goals. The training programs help form the basis for more inclusive recruitment, hiring, retention and customer service strategies going forward. In addition, Berkshire offers six Employee Resource Groups ("ERGs"), each playing an integral role for employees and the culture of the company. Every Employee Resource Group provides a safe space for dialogue, education, programming and collective action on topics relevant to their members and the Company. Through the ERGs, employees’ concerns and ideas to strengthen Berkshire’s culture are elevated to members of management and the Diversity, Equity & Inclusion Committee for action, empowering employees to collectively be engines of positive change within the workplace and the broader community.

The Company continues to work toward building economic equity in its communities by developing and offering safe, accessible, affordable financial solutions and programs including its MyFreedom Checking account, nationally certified by BankOn for its affordability, and the Futures Fund. The Futures Fund is a special purpose credit program which provides access to a low-interest, low barrier to entry line of credit in collaboration with non-profit partners who provide wrap around technical assistance to minority, LGBTQIA+ and other businesses owned by underrepresented individuals. Since launching the program in 2020, it has deployed nearly $1.7 million to underrepresented business owners. Beyond offering financial solutions and wellness programming, Berkshire also understands that a diverse third-party base is important to achieving its operational goals, supply chain resilience, and vision. As a result, Berkshire works to maintain a third-party base that reflects the communities in which it operates and, to the maximum extent possible, increase the utilization of third parties owned by underrepresented people.

Additional information on Berkshire’s Human Capital Management and Diversity, Equity & Inclusion practices can be found in the Company’s annual Corporate Responsibility & Sustainability Report, which details the company's environmental, social and governance programs.

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

Certain regulatory requirements applicable to the Company and the Bank are referred to below. The description of statutory provisions and regulations applicable to financial institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank and is qualified in its entirety by reference to the actual laws and regulations. A summary of the regulatory requirements referred to below is as follows:
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

Massachusetts law and regulations generally allow Massachusetts institutions to engage in activities permissible for federally chartered banks or banks chartered by another state. There is a 30-day notice procedure to the Commissioner in order to engage in such activities. Massachusetts law also authorizes Massachusetts institutions to engage in activities determined to be “financial in nature,” or incidental or complementary to such a financial activity, subject to a 30-day notice to the Commissioner.

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, over the preceding two years. The Bank was required to obtain the approval of the Commissioner to pay Bank dividends to the Company in 2023.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to an institution may not exceed 20.0% of the total of the institution’s capital, which is defined under Massachusetts law as the sum of the institution’s capital stock, surplus account and undivided profits.

Regulatory Enforcement Authority. Any Massachusetts-chartered institution that does not operate in accordance with the regulations, policies, and directives of the Commissioner may be sanctioned for non-compliance, including seizure of the property and business of the institution and suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the institution’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that an institution has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the institution concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes.

Massachusetts has other statutes or regulations that are similar to the federal provisions discussed below.

Federal Regulations
Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The definitions of these capital categories and the ratio metrics are set out in federal regulations. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

The approval of the FDIC is required for the Bank to pay a dividend to the Company from its surplus account. FDIC approval was required for Bank dividend payments in 2023 and such approval is expected to be required in 2024.

Investment Activities. The Federal Deposit Insurance Act generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state-chartered banks to establish branches within its borders. As of December 31, 2023, the Bank operated branches in New York, Vermont, Connecticut and Rhode Island, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Banks, the Vermont Commissioner of Banking and Insurance, the Connecticut Commissioner of Banking and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.

The law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC regulations implementing the prompt corrective action law were amended to incorporate the previously discussed increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5%, or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such capital restoration plans must be guaranteed by its holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed “undercapitalized” or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they obtain such status.

At December 31, 2023, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

Transactions with Affiliates and Loans to Insiders. Transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the Act’s implementing regulation, Regulation W. In a holding company context, at a minimum, the parent holding company of an institution and any companies which are controlled by the holding company are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage with any one affiliate in “covered transactions,” such as loans, to 10% of such institution’s capital stock and surplus. There is also an aggregate limit on all such “covered transactions” with all affiliates to 20% of the institution’s capital stock and surplus. Loans to affiliates and certain other specified transactions must comply with specified collateralization requirements. Section 23B generally requires that transactions with affiliates be on terms and under circumstances that are substantially the same, or at least as favorable to the institution or its subsidiary, as comparable transactions with or involving non-affiliates.

Federal law also restricts an institution with respect to loans to the institution’s or its affiliates’ directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such insiders and their related interests, the institution’s unimpaired capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the majority of the Board of Directors. Further, loans to insiders must be made on terms substantially the same as offered in comparable transactions to non-insiders, although insiders may receive loans made under a benefit or compensation program that is widely available to the institution’s employees and does not give preference to the insider over other employees. Federal law places additional limitations on loans to executive officers. Massachusetts law previously had a separate law regarding insider transactions, but that law was amended in 2015 to generally incorporate the federal restrictions.

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250,000.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets was 1.5 to 40 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size range from 2.5 to 42 basis points.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by a regulator. Management does not know of any practice, condition or violation that might lead to termination of FDIC deposit insurance.

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

Enforcement
The FDIC has primary federal enforcement responsibility over state-chartered banks that are not members of Federal Reserve System, which includes the Bank. The FDIC has authority to bring enforcement actions against such institutions and their “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in prescribed types of misconduct which caused or were likely to cause more than a minimal loss to, or a significant adverse effect on, an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution or receivership or conservatorship in certain circumstances.
Potential civil money penalties can be assessed for a wide range of legal and regulatory violations and for unsafe or unsound practices, and are adjusted annually for inflation. Such penalties currently range up to more than $50 thousand per day or, in extreme cases, as high as $2.37 million per day.

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

Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and nonobjection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification requirement. Pursuant to regulatory policies, such circumstances include repurchasing common stock that would result in a net reduction as of the end of the quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter. In these circumstances, Federal Reserve nonobjection is required. The Company obtained such nonobjection for its repurchase program in 2023 and for the repurchase program announced in January 2024.

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

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control of or power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Massachusetts Holding Company Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with requirements under Massachusetts law. Approval of the Massachusetts regulatory authorities is generally required for the Company to acquire 25 percent or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25 percent or more of the voting stock of the Company.

Mergers and Acquisitions
The Company and the Bank have authority to engage, and have engaged, in acquisitions of other depository institutions. Such transactions are subject to a variety of conditions including, but not limited to, required stockholder approvals and the receipt of all necessary regulatory approvals. Necessary regulatory approvals include those required by the federal Bank Holding Company Act and/or Bank Merger Act, Massachusetts law and, if the target institution is located in a state other than Massachusetts, the law of that state. When considering merger applications, the federal regulators must evaluate such factors as the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities to be served (including performance of the parties under the Community Reinvestment Act (“CRA”)), competitive factors, any risk to the stability of the United States banking or financial system and the effectiveness of the institutions involved in combating money laundering activities. Both the Bank Holding Company Act and the Bank Merger Act provide for a waiting period of 15 to 30 days following approval by the federal banking regulator within which the United States Department of Justice may file objections to the merger under the federal antitrust laws. Massachusetts law requires the Commissioner (or Board of Bank Incorporation in certain cases) to consider such factors as whether competition among banking institutions will be unreasonably affected and whether public convenience and advantage will be promoted (including whether the merger will result in net new benefits).

Other Regulations
Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions. These include the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited bases in extending credit; the Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. Since the Bank has exceeded $10 billion of consolidated assets, compliance with such federal consumer protection statutes and regulations is examined for and enforced by the Consumer Finance Protection Bureau.

The Bank also is subject to Massachusetts and federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.

The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of depository institutions within their jurisdiction, the agencies evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.” On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Cybersecurity and Protection of Customers’ Personal Information. The provisions of Gramm-Leach-Bliley Act (GLBA) regarding privacy generally prohibit financial institutions from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes unless those customers have the opportunity to opt out. The Fair Credit Reporting Act (FCRA) restricts information sharing among affiliates for marketing purposes. Both the FCRA and Regulation V, which are issued by the Federal Reserve Board, govern the use and provision of information to consumer reporting agencies. In addition, federal banking regulators regularly issue guidance concerning cybersecurity standards to help enhance cyber risk management among financial institutions. Under these statutory frameworks and guidance, financial institutions such as ours are expected to implement layers of security controls designed to establish multiple lines of defense and to provide for risk management processes that address the risks posed by compromised customer credentials, including security measures to reliably authenticate customers when they access the financial institution’s internet-based services. Moreover, management of the financial institution is responsible for maintaining disaster and business continuity planning and processes designed to ensure speedy recovery and resumption of the institution’s operations after an intrusive cyber-attack or other type of compromise of customer data or information technology systems, including appropriate processes to address data and network restoration, if needed. The financial institution is also responsible for accounting for the disaster recovery and business continuity plans and processes of its critical third party service providers. Failing to observe its obligations under regulatory guidance could subject the Company regulatory sanctions such as financial penalties. For a further discussion of risks related to cybersecurity, see Item 1A “Risk Factors.”

As a banking organization, the Company is required to notify its primary federal regulator as soon as possible but no later than 36 hours after the Company’s discovery of a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the Company’s: (1) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (2) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (3) operations, including associated services, functions, and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

The Company also notes that in August 2023, the Securities and Exchange Commission adopted a final rule that requires registrants such as the Company to file a Form 8-K to disclose any material cybersecurity incident it suffers. If an event requiring disclosure under the final rule were to occur, the Company’s disclosure would need to include the impact of the incident on the Company, as well as the material aspects of the nature, scope, and timing of the incident. The final rule also requires registrants such as the Company to describe, on Form 10-K, their processes for assessing, identifying and managing material risks from cybersecurity threats and whether those risks have materially affected the registrant. The final rule also requires registrants such as the Company to describe Board oversight of risks emanating from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats. See Item 1C “Cybersecurity” for more information.

Finally, the Company notes that there has been a recent uptick in activity among state regulators with respect to implementing privacy and cybersecurity standards and regulations. Some states have adopted laws and regulations requiring financial institutions to maintain cybersecurity programs and make details available regarding those programs. Also, some states have either implemented, or modified, their data breach notification and/or data privacy rules. While the Company cannot predict future legislative or regulatory actions of the various states, the Company expects continued activity in this area and will continue to monitor for developments in the states in which it operates.

Anti-Money Laundering Laws. The Bank is subject to extensive anti-money laundering statutes and regulations, which require the institution to have in place an anti-money laundering compliance program and procedures and a customer identification program, among other things. These laws and regulations also prohibit depository institutions from engaging in business with foreign shell banks; require depository institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and require information sharing with the U.S. government in certain circumstances. The Bank has established policies and procedures intended to comply with these statutes and regulations.

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

Inflation Reduction Act of 2022. The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023.

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
•Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
•The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
•The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
•The Company is Exposed to Risk of Environmental Liability When It Takes Title to Property.

Operating Risks
•Effects of Conditions in the Financial Markets and Economic Conditions Generally, Including Macroeconomic Pressures Such as Inflation, Supply Chain Issues, and Geopolitical Risks Associated with International Conflict, and General Economic Conditions, Either Nationally or In Our Market Areas, That Are Worse Than Expected.
•The Effects of any Public Health Emergencies and Pandemic Disease, Natural Disaster, War, Acts of Terrorism, Accident, or Similar Action or Event (collectively, "an event") May Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
•The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
•The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Ransomware, Hacking and Identity Theft that Could Result in the Disclosure of Sensitive Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
•Counterparties and Correspondents Expose the Company to Risks.
•The Company’s Business is Reliant on Outside Vendors.
•Tailoring The Bank's Delivery Model to Respond to Customer Preferences in Banking May Negatively Affect Earnings
•Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
•The Soundness of Other Financial Institutions Could Adversely Affect Us.
•Legal and Regulatory Proceedings and Related Matters Could Adversely Affect Us and the Banking Industry in General.
•Loss of Key Employees Could Disrupt Relationships With Certain Customers.
•Mergers, Acquisitions and Dispositions Involve Numerous Risks and Uncertainties.

Liquidity Risks
•Liquidity is Essential to the Company’s Business and a Lack of Liquidity Could Adversely Affect the Company’s Financial Condition and Results of Operations.
•Bank failures and stresses may lead to negative depositor confidence in depository institutions. Systemic impacts may have a material adverse effect on our financial condition and results of operations and stock price.
•The Company's Wholesale Funding Sources May Prove Insufficient to Support Operations and Future Growth.
•The Company's Ability to Service Its Debt, Pay Dividends, and Otherwise Pay Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions. The Company’s Stock Repurchase Program is also Dependent on These Distributions.
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
•Changes in Tax Laws and Accounting Policies and Practices.

Significant Accounting Estimates Risks
•Various Factors May Cause Our Allowance for Credit Losses on Loans to Increase.
•Fair Value Measurements May Be Affected by Inherent Uncertainties.

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

Lending
Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
Real estate lending is a major business activity for the Company. Real estate market conditions affect the value and marketability of real estate collateral, and they also affect the cash flows, liquidity, and net worth of many borrowers whose operations and finances depend on real estate market conditions. We have a geographic concentration of loans in our market areas. Adverse conditions in the Company's market areas could reduce growth rates, affect the ability of our customers to repay their loans and increase loan losses, and generally affect the Company's financial condition and results of operations. Potential increases in interest rates can lead to increased capitalization rates over time which could adversely affect commercial property appraisals and collateral value. Residential property values may be similarly adversely impacted. Pandemic impacts on the supply of and demand for commercial and residential properties have caused unusual valuation changes in many markets, which may not be sustained if market conditions normalize.

As of December 31, 2023, commercial real estate loans comprised approximately 49% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations or changes in the level of interest rates. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have issued advisories on managing commercial real estate concentrations in a challenging economic environment. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

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

The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
The Company routinely sells newly originated residential mortgage loans and SBA guaranteed business loans, and may also sell other loans or loans portfolios. It may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, the Company may be required to refund premiums, indemnify the purchaser for any related costs or losses, or it may be required to repurchase part or all of the affected loans. The Company may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. The Company’s ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for the Company’s loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.

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

Operating Risks
Effects of conditions in the financial markets and economic conditions generally, including macroeconomic pressures such as inflation, supply chain issues, and geopolitical risks associated with international conflict, and general economic conditions, either nationally or in our market areas, that are worse than expected.
Generally, our financial performance, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is very dependent on the business environment in the markets we operate in and the United States as a whole. Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, recessions, interest rates, inflation, pressures on the commercial real estate market, uncertainty regarding the U.S. government's debt limit, a potential U.S. government shutdown, recent stress in the banking sector, international conflict, civil unrest. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; high unemployment, natural disasters; increases in inflation or interest rates; limitations on the availability or increases in the cost of credit and capital; or a combination of these or other factors. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

The Effects of any Public Health Emergencies and Pandemic Disease, Natural Disaster, War, Acts of Terrorism, Accident, or Similar Action or Event (Collectively, "an Event") May Adversely Affect, the Company’s Business, Financial Condition, Liquidity, and Results of Operations.
Some of the risks the Company faces from an Event include, but are not limited to: the health and availability of our colleagues, the supply of labor, inflationary impacts on operating costs, the financial condition of our clients and the demand for our products and services, changes in interest rates, recognition of credit losses and increases in the allowance for credit losses, impacts if customers draw on their lines of credit or draw down deposits or seek additional loans to help finance their businesses, and a significant deterioration of business conditions in our markets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit rating. The extent to which an Event impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of an Event, the continued effectiveness of our business continuity plan, the direct and indirect impact of an Event on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to an Event.

The length of a pandemic and the effectiveness of the measures being put in place to address it are unknown and we face possible continued impacts on liquidity, operating revenues, and credit performance. To the extent a pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage the Company's Reputation and Business.
Security breaches of sensitive information in our technology platforms could expose the Company to possible liability and damage its reputation. Any compromise of data security could also deter customers from using the Company's services. The Company relies on industry standard internet security and authentication systems to effect secure transmission of data. These precautions may not protect the Company's security systems from compromises or breaches and could result in damage to its reputation and business. The Company utilizes third party core banking software, in addition to other outsourced data processing. If third party providers encounter difficulties or if the Company has difficulty in communicating and/or transmitting with such third parties, it could significantly affect its ability to adequately process and account for customer transactions, which could significantly affect its business operations. The Company interfaces with electronic payments systems which are subject to security and operational risks. The Company utilizes file encryption in designated internal systems and networks and is subject to certain state and federal regulations regarding how the Company manages data security. The Company's enterprise governance risk and compliance function includes a framework of controls, policies and technologies to monitor and protect information from cyberattacks, mishandling, and loss, together with safeguards related to the confidentiality, integrity, and availability of information. Natural disasters and disaster recovery risks could affect its operating systems, which could affect its reputation. The Company's business continuity program addresses crisis management, business impact, and data and systems recovery. Potential problems with the management of technology security and operational risks may affect regulatory compliance, which could affect operating costs and expansion plans. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively.

The Company Faces Cybersecurity Risks, Including Denial of Service Attacks, Ransomware, Hacking and Identity Theft that Could Result in the Disclosure of Sensitive Information or the Creation of Unauthorized Transactions, Which Could Adversely Affect the Company’s Business or Reputation and Create Significant Legal and Financial Exposure.
Increased levels of remote access resulting from more work from home employees may create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to work responsibilities at home. In addition, technological resources may be strained due to the number of remote users.

The Company’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to sensitive information, destroy data, steal financial assets, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. As a growing regional bank, the Company may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm and possible financial loss to the Company. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. Advancements in the use of artificial intelligence could lead to adversarial attacks by exploiting vulnerabilities to manipulate model outputs or bypass security controls.

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

These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications. A successful penetration or circumvention of system security could cause serious negative consequences to the Company, including significant disruption of operations, misappropriation of sensitive information of the Company or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, significant litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.

Counterparties and Correspondents Expose the Company to Risks.
The Company's use of derivative financial instruments exposes us to financial and contractual risks with counterparties. The Company maintains correspondent bank relationships, purchase loans, manages certain loan participations, engage in securities and funding transactions, and undergo other activities with financial counterparties that are customary to its industry. The Company also utilizes services from major vendors of technology, telecommunications, and other essential operating services. There is financial, reputational, and operational risk in these relationships, which the Company seeks to manage through internal controls and procedures, but there are no assurances that the Company will not experience loss or interruption of its business as a result of unforeseen events with these providers. The Company's mortgage banking operations have exposed us to counterparty transactions including the use of third parties to participate in the management of interest rate risk and mortgage sales and hedging, as well as mortgage servicing. Financial, reputational, and operational risks are inherent in these counterparty and correspondent relationships. The Company could experience losses if there are failures in the controls or accounting, including those related to derivatives activities or if there are performance failures by any counterparties. The risk of loss is increased when interest rates change suddenly and if the intended hedging objectives are not achieved as a result of market or counterparty behaviors.

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

Tailoring The Bank’s Retail Delivery Model to Respond to Consumer Preferences in Banking May Negatively Affect Earnings.
The Company’s branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review the branch network, which has resulted in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy will depend on our ability to realize expected benefits without experiencing significant customer attrition, unexpected costs, or unanticipated disruptions to operations.

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

The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of clearing, trading, counterparty, or other relationships. We have exposure to many different counterparties and industries, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.
Additionally, in early 2023, the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank resulted in decreased confidence in banks among depositors, other counterparties and investors. Such events and developments could materially and adversely affect our business or financial condition, including through declines in deposits, increased costs of funds, potential liquidity pressures, increased regulation, and declines and volatility in the price of our common stock.

Legal and regulatory proceedings and related matters could adversely affect us and the banking industry in general.
The Company has been, and in the future could be, subject to various regulatory and legal proceedings, including class action litigation. It is inherently difficult to gauge the result of these matters, and there can be no guarantee that we will prevail in any litigation or proceeding. Legal and regulatory matters of any degree of significance could result in significant costs and diversion of our efforts could have a material adverse effect on our financial condition and operating results.

As disclosed in Part I, Item 3, “Legal Proceedings,” we currently have ongoing proceedings. If we settle these claims or the litigation is not resolved in our favor, we could suffer reputational damage, incur legal costs, and settlements or judgments that may exceed amounts covered by our existing insurance policies. We cannot provide assurances that our insurer will cover all legal costs, settlements or judgments we incur. If we are not successful in defending ourselves from these claims, or if our insurer does not cover the full amount of legal costs we incur, the outcome could materially adversely affect our business, results of operations and financial condition. Furthermore, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations. There can be no assurance that other proceedings, which may have a material adverse effect on our business, results of operations or financial condition will not arise in the near or long-term future.

Loss of key employees could disrupt relationships with certain customers.
Our customer relationships are crucial to the success of our business, and the loss of key employees with significant customer relationships could lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with key personnel are strong, we cannot guarantee that all of our key personnel will remain with us, which could result in the loss of some customers, which may have a negative impact on our business, financial condition, and results of operations.

Mergers, acquisitions and dispositions involve numerous risks and uncertainties.
The Company has in the past and may in the future pursue mergers, acquisitions and disposition opportunities involving financial institutions and financial services companies. Mergers, acquisitions and dispositions involve a number of risks and challenges. Acquisition related risks include the expenses involved; potential diversion of management’s attention from other strategic matters; integration of branches and operations acquired; outflow of customers from the acquired branches; retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share. The Company continually looks to optimize its branch network and real estate. The disposition of branches or business operations could result in the loss of some customers or unanticipated costs related to deconversion and transfer. Such dispositions may have an unanticipated adverse impact on operations, earnings or liquidity.

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

Changes in interest rates can also affect the demand for the Company’s products and services, supply conditions in the U.S. financial and capital markets, loan prepayments, the Company’s ability to originate loans, the value of its assets, its ability to realize gains from the sale of assets, and loan delinquencies and defaults, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company’s investment securities portfolio, which may affect the level and adequacy of its regulatory capital.

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates.. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Conversely, if the interest rates received on loans and other investments decline faster than rates paid on deposits and other borrowings, our net interest income, and therefore earnings, could be similarly adversely affected. Changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

In addition, in a rate environment where the Federal Reserve held the federal reference rate near 0.00%, accelerated loan repayments may result in a delay between when we receive the prepayment and when we are able to redeploy the funds into new interest-earning assets, and in a decrease in the amount of interest income we are able to earn on those assets.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Liquidity Risks
Liquidity is essential to the Company’s business and a lack of liquidity could adversely affect the Company’s financial condition and results of operations.
Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or and the Federal Reserve Bank of Boston discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Bank failures and stresses may lead to negative depositor confidence in depository institutions. Systemic impacts may have a material adverse effect on our financial condition and results of operations and stock price.
In 2023, several large banks failed due to deposit runs. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. In 2024, elevated commercial real estate losses at a large bank led to industry stock price declines.

Recent events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Impacts on our liquidity, deposits, capital levels and interest rate risk may have a material adverse effect on our financial condition and results of operations.

The premiums of the FDIC’s deposit insurance program are subject to increases based on claims on the fund related to bank failures. Banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

The Company's Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Operations and Future Growth.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Company uses a number of funding sources in addition to deposit growth and cash flows from loans and investments. These sources include Federal Home Loan Bank advances, issuance of Brokered CDs, proceeds from the sale of loans, and liquidity resources at the holding company. The Company’s financial flexibility will be severely constrained if the Company is unable to maintain access to wholesale funding or if adequate financing is not available to accommodate future growth at acceptable costs. Turbulence in the capital and credit markets may adversely affect liquidity and financial condition and the willingness of certain counterparties and customers to do business with the Company.

The Company's Ability to Service Our Debt, Pay Dividends, and Otherwise Pay Obligations as They Come Due Is Substantially Dependent on Capital Distributions from the Bank, and These Distributions Are Subject to Regulatory Limits and Other Restrictions. The Company’s Stock Repurchase Program is also Dependent on These Distributions.

A substantial source of holding company income is the receipt of dividends from the Bank, from which the Company services debt, pays obligations, and pays shareholder dividends. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends from the Bank to the Company or other types of payments are considered an unsafe or unsound practice. If the Bank is unable to pay dividends, the Company may not be able to service debt, pay debt obligations, or pay dividends on its common stock. The Company may also be unable to repurchase common stock under a then outstanding stock repurchase program.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has signaled that further tightening is anticipated. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a rising rate environment, demand for loans may decrease and loans with adjustable interest rates are more likely to experience a higher rate of default. Additionally, changes in interest rates also affect the fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

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

Securities Market Values
Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Earnings.
Declines in the value of investment securities due to market conditions and/or issuer impairment could result in losses that can reduce capital and earnings. Such declines can result from changes in interest rates and inflation. The Company’s investment in equity securities and non-investment grade or unrated debt securities present heightened credit and price risks. Under applicable accounting standards, equity gains and losses are recorded to current period operating results. The Company has an investment in the stock of the Federal Home Loan Bank of Boston ("FHLBB") which could result in write-down in the event of impairment.

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

Changes in tax laws and accounting policies and practices.
We are subject to income taxes and complex tax regimes in the United States. We cannot predict future changes in the tax regulations that we are subject to, and any changes could have a material impact on our tax liability or result in increased costs of our tax compliance obligations. Additionally, from time to time, the regulatory agencies and other authoritative bodies, such as the Financial Accounting Standards Board ("FASB"), change the financial accounting and reporting standards that govern the preparation of the Company's financial statements. These changes can be hard to predict and can materially impact how management records and reports the Company's financial condition and results of operations.

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

Fair Value Measurements May Be Affected by Inherent Uncertainties
The Company uses fair value measurements to determine fair value disclosures and to record fair value adjustments to certain assets and liabilities, such as interest rate swaps, securities available for sale, and derivatives. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as individually evaluated loans held for investment and capitalized servicing rights. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company maintains a robust Information Security Program that sets forth the Company’s commitment to the continual review and improvement of policies, processes, procedures, and standards for evaluating electronic and physical methods of accessing, collecting, storing, using, transmitting, disposing, and protecting sensitive information including customer information under guidelines established as part of the Gramm Leach-Bliley Act (GLBA). The Company uses or adheres to relevant standards and frameworks from the Federal Financial Institutions Examination Council (FFIEC) and National Institute of Standards and Technology (NIST), among others, to assess information security risks and controls, as well as to assess the maturity and effectiveness of the Information Security Program.

The Board of Directors and Executive Management are responsible for ensuring that the Information Security Program within Enterprise Risk Management identifies, measures, monitors, controls, and reports risk according to significance. If risks are determined to be undesired and beyond stated and aggregated Risk Appetites, the Board of Directors and Executive Management take appropriate action to ensure that excessive risk is mitigated or eliminated, which may include reducing risk exposure. The Board of Directors has final responsibility, after consultation with management, for ensuring the Information Security Program aligns with the overall business strategy and provides oversight to protect the Company from ongoing and emerging threats, including those related to cybersecurity.

The Information Security Program is overseen by the Company’s Chief Information Security Officer (CISO), who reports directly to the Chief Risk Officer. The CISO is responsible for the implementation, maintenance, and enforcement of the Information Security Program and related policies and standards. The program is evaluated and adjusted at least annually based on the results of testing, monitoring, and the adoption of best practices. Reporting occurs annually on the status of the Information Security Program to the Board’s Risk Management, Capital & Compliance Committee. Reporting includes the overall status of the program, material matters related to the program, Key Risk Indicators ("KRIs"), cyber risk assessments results, emerging risks, risk management and control decisions, control testing results, third party security assessments, penetration test results, security breaches or violations, and recommendations for changes to the program.

The Company maintains a robust Third-Party Risk Management program to manage risks related to third-party relationships in a manner that is consistent with the Company’s strategic goals, organizational objectives, and risk appetite. This includes comprehensive risk and control assessments to ensure sensitive information is safeguarded appropriately.

The Company has a dedicated internal Security Operations Center ("SOC") and a Managed Detection and Response ("MDR") third party service that provides 24/7/365 monitoring of its environment to investigate and respond to security alerts. Log sources are mapped to the MITRE ATT&CK framework to ensure appropriate security monitoring and gap analysis to detect and respond to attacks. Threat intelligence is used with contextual risk approaches to identify threats and prioritize response. Threat hunts operate both proactively and reactively to look for relevant behaviors and indicators of compromise from cybersecurity events or zero-day vulnerabilities. An Incident Response Plan is in place to ensure the timely and effective handing of security incidents. This includes providing the Company with a detailed outline of how to respond to a security incident, team responsibilities, contact information for key resources, definitions for determining the severity and escalation of security incidents, and pre-built playbooks to respond to the most common types of security incidents including ransomware. Incident response and escalation plans are tested and reviewed for improvements at least annually. An incident response retainer with an approved third party is contracted to assist in responding to security incidents and to conduct forensic investigations involving the potential compromise of sensitive data or information assets. All employees are required to complete privacy and information security awareness training upon joining the Company and on an annual basis. This includes incident response training on how to communicate potential or actual incidents.

The Company continues to face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, or reputation. Although such risks have not materially affected us, we have experienced threats to and breaches of our data, including breaches caused by human error or breaches affecting third parties of the Company. For more information about the cybersecurity risks we face, see Item 1A-RISK FACTORS.

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Pioneer Valley (Springfield area), Massachusetts; Berkshire County, Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; and Southern Rhode Island. As of December 31, 2023 the Company had 96 full-service financial centers in Massachusetts, New York, Connecticut, Rhode Island, and Vermont.

The Company also has regional locations which are full-service commercial offices located in Boston, MA.; Pittsfield, MA.; Springfield, MA.; Albany, N.Y.; East Syracuse, N.Y.; Glastonbury, CT.; Willimantic, CT. Worcester, MA.; Burlington, MA, and Providence RI. The Bank's 44 Business Capital lending division is headquartered in Blue Bell, Pennsylvania.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breaches of a series of loan participation agreements executed in 2017, 2018 and 2019 in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time. Extensive discovery has taken place in this action. On November 30, 2022, the Bank filed an amended complaint in its action against Pioneer setting forth more detailed allegations of Pioneer’s breaches of the loan participation agreements and stating additional claims for fraudulent inducement to cause Berkshire to join the loan participation agreements, constructive fraud and fraudulent concealment. On January 30, 2023, as part of its response to the Bank’s amended complaint, Pioneer filed a counterclaim against the Bank alleging (i) certain breaches by the Bank of the 2019 loan participation agreement stemming from actions that the Bank took to protect its interests after it learned of the facts and circumstances that caused the underlying credit loss, and (ii) that as a result of accepting the partial recovery of approximately $1.7 million in Q2 2020 the Bank should be deemed to have ratified the 2019 loan participation agreement and mooted its claims against Pioneer. Further discovery is continuing between the parties.

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur in the second or third quarter of 2024. Discovery is continuing between the parties.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”.

The Company had approximately 3,661 holders of record of common stock at February 23, 2024.

Dividends
The Company intends to pay regular cash dividends to common shareholders; however, there is no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory environment. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. Dividends from the Bank are allowed within statutory limits under Massachusetts statutes and are currently subject to approval by the FDIC. Further information about dividend restrictions is disclosed in Note 17 - Shareholders’ Equity and Earnings per Common Share of the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. During 2023 and 2022, there were no shares transferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 25, 2023, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $50 million through December 31, 2023. This program expired at year-end 2023.

On January 25, 2024, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $40 million through December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2023	151,027	$19.16	151,027	1,055,914
November 1-30, 2023	124,090	20.38	124,090	931,824
December 1-31, 2023	52,831	22.43	52,831	—
Total	327,948	$20.15	327,948	—

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW NASDAQ Regional Banking Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2018. The performance graph represents past performance and should not be considered to be an indication of future performance.

Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Berkshire Hills Bancorp, Inc.	100.00	125.69	68.86	116.51	124.86	106.96
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.12
KBW NASDAQ Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021	2020	2019
Per Common Share Data:
Net earnings/(loss), diluted - continuing operations	$1.60	$2.02	$2.39	$(10.21)	$2.05
Net (loss), diluted - discontinued operations	—	—	—	(0.39)	(0.08)
Net earnings/(loss), diluted	$1.60	$2.02	$2.39	$(10.60)	$1.97
Total book value per common share	23.27	21.51	24.30	23.37	34.65
Dividends	0.72	0.54	0.48	0.72	0.92
Common stock price:
High	31.52	31.78	29.16	33.04	33.72
Low	18.07	23.62	16.35	8.55	26.02
Close	24.83	29.90	28.43	17.12	32.88
Performance Ratios: (1)
Return on assets	0.59%	0.82%	0.98%	(4.15)%	0.75%
Return on equity, including unrealized losses on AFS securities	7.07	8.70	9.96	37.15	5.73
Return on equity, excluding unrealized losses on AFS securities	5.68	7.76	10.18	(37.50)	5.75
Return on tangible common equity, including unrealized losses on AFS securities (2)	7.60	9.29	10.57	(46.88)	9.31
Return on tangible common equity, excluding unrealized losses on AFS securities (2)	6.07	8.26	10.80	(48.60)	9.36
Net interest margin, fully taxable equivalent ("FTE") (3)	3.27	3.26	2.60	2.72	3.17
Growth Ratios:
Total commercial loans	5.66%	12.99%	(12.09)%	(4.58)%	9.19%
Total loans	8.45	22.11	(15.54)	14.95	5.08
Total deposits	2.96	2.57	(1.44)	(1.16)	15.07
Earnings per share, (compared to prior year)	(20.79)	(15.48)	122.55	(638.07)	(13.97)
Selected Financial Data:
Total assets	$12,430,821	$11,662,864	$11,554,913	$12,838,013	$13,215,970
Total earning assets	11,704,515	10,913,069	10,899,109	12,089,939	11,916,007
Securities	1,607,496	2,033,436	2,548,590	2,223,417	1,769,878
Total loans	9,039,686	8,335,309	6,825,847	8,081,519	9,502,428
Allowance for credit losses	(105,357)	(96,270)	(106,094)	(127,302)	(63,575)
Total intangible assets	19,664	24,483	26,619	34,819	599,377
Total deposits	10,633,384	10,327,269	10,068,953	10,215,808	10,335,977
Total borrowings	506,586	125,509	110,844	571,637	827,550
Total shareholders’ equity	1,012,221	954,062	1,182,435	1,187,773	1,758,564

	At or For the Years Ended December 31,
	2023	2022	2021	2020	2019
Selected Operating Data:
Total interest and dividend income	$576,299	$387,257	$329,065	$409,782	$509,513
Total interest expense	207,252	42,660	37,899	93,000	144,255
Net interest income	369,047	344,597	291,166	316,782	356,258
Fee income	65,281	63,995	84,462	69,990	76,824
All other non-interest income/(loss)	(22,499)	4,942	58,786	(3,683)	7,178
Total net revenue	411,829	413,534	434,414	383,089	449,260
Provision for credit losses	31,999	11,000	(500)	75,878	35,419
Total non-interest expense	301,508	288,716	285,893	840,239	289,857
Income/(loss) from continuing operations before income taxes	78,322	113,818	149,021	(533,028)	123,984
Income tax expense/(benefit) from continuing operations	8,724	21,285	30,357	(19,853)	22,463
Net income/(loss) from continuing operations	69,598	92,533	118,664	(513,175)	101,521

(Loss)/income from discontinued operations before income taxes	—	—	—	(26,855)	(5,539)
Income tax (benefit)/expense from discontinued operations	—	—	—	(7,013)	(1,468)
Net (loss)/income from discontinued operations	—	—	—	(19,842)	(4,071)
Net income/(loss)	$69,598	$92,533	$118,664	$(533,017)	$97,450

Basic earnings/(loss) per common share:
Continuing operations	$1.61	$2.03	$2.41	$(10.21)	$2.06
Discontinued operations	—	—	—	(0.39)	(0.08)
Total basic earnings/(loss) per share	$1.61	$2.03	$2.41	$(10.60)	$1.98
Diluted earnings/(loss) per common share:
Continuing operations	$1.60	$2.02	$2.39	$(10.21)	$2.05
Discontinued operations	—	—	—	(0.39)	(0.08)
Total diluted earnings/(loss) per share	$1.60	$2.02	$2.39	$(10.60)	$1.97

Weighted average common shares outstanding - basic	43,288	45,564	49,240	50,270	49,263
Weighted average common shares outstanding - diluted	43,504	45,914	49,554	50,270	49,421

Dividends per preferred share	$—	$—	$—	$1.20	$1.84
Dividends per common share	$0.72	$0.54	$0.48	$0.72	$0.92

Asset Quality and Condition Ratios: (4)
Net loans charged-off/average loans	0.26%	0.27%	0.29%	0.41%	0.35%
Allowance for credit losses/total loans	1.17	1.15	1.55	1.58	0.67
Loans/deposits	85	81	68	79	92

Capital Ratios:
Tier 1 capital to average assets - Company	9.65%	10.18%	10.49%	9.38%	9.33%
Total capital to risk-weighted assets - Company	14.36	14.60	17.32	16.10	13.73
Tier 1 capital to risk-weighted assets - Company	12.27	12.60	15.30	14.06	12.30
Shareholders’ equity/total assets	8.14	8.18	10.23	9.25	13.31

___________________________________
(1)  All performance ratios are annualized and are based on average balance sheet amounts, where applicable.
(2) Non-GAAP financial measure. Refer to "Reconciliation of Non-GAAP Financial Measures" for additional information.
(3)    Fully taxable equivalent considers the impact of tax advantaged investment securities and loans.
(4)  For periods prior to 2020, generally accepted accounting principles require that loans acquired in a business combination be recorded at fair value, whereas loans from business activities are recorded at cost. The fair value of loans acquired in a business combination includes expected credit losses, and there is no loan loss allowance recorded for these loans at the time of acquisition. Accordingly, the ratio of the loan loss allowance to total loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally reduced for loans acquired in a business combination since these loans are recorded net of expected credit losses. Therefore, the ratio of net loan charge-offs to average loans is reduced as a result of the existence of such loans, and this measure is not directly comparable to prior periods. Other institutions may have loans acquired in a business combination, and therefore there may be no direct comparability of these ratios between and among other institutions.

Average Balances, Interest and Average Yields/Cost
The following table presents an analysis of average rates and yields on a fully taxable equivalent basis for the years presented. Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison.

Item 7 - Table 1 - Average Balance, Interest and Average Yields / Costs

	2023			2022			2021
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)(2)
Commercial real estate	$4,326.8	$272.5	6.30%	$3,836.2	$167.6	4.37%	$3,600.2	$124.4	3.46%
Commercial and industrial loans	1,455.9	107.9	7.41	1,435.3	74.7	5.20	1,527.6	71.8	4.70
Residential loans	2,512.3	98.1	3.91	1,784.2	63.3	3.55	1,560.4	58.4	3.75
Consumer loans	518.5	37.8	7.29	556.8	32.1	5.77	569.1	22.0	3.87
Total loans	8,813.5	516.3	5.86	7,612.5	337.7	4.44	7,257.3	276.6	3.81
Investment securities (2)(3)	2,186.6	50.8	2.32	2,489.7	51.2	2.06	2,283.6	49.4	2.16
Short-term investments and loans held for sale (4)	372.4	17.1	4.59	569.1	4.9	0.86	1,619.4	2.3	0.58
Mid-Atlantic region loans held for sale	—	—	—	—	—	—	179.5	7.1	3.97
Total interest-earning assets	11,372.5	584.2	5.14	10,671.3	393.8	3.69	11,339.8	335.4	2.60
Intangible assets	21.9			26.8			32.0
Other non-interest earning assets (4)	443.2			518.2			708.8
Total assets	$11,837.6			$11,216.3			$12,080.6
Liabilities and shareholders' equity
Deposits:
Non-interest-bearing demand deposits	$2,584.6	$—	—%	$2,914.9	$—	—%	$2,817.4	$—	—%
NOW and other	1,048.9	14.9	1.42%	1,416.7	6.1	0.43%	1,340.2	1.0	0.07%
Money market	2,727.3	65.6	2.40	2,809.1	13.8	0.49	2,749.7	5.3	0.19
Savings	1,067.2	6.1	0.57	1,114.8	0.4	0.03	1,067.7	0.5	0.05
Certificates of deposit	2,275.8	72.4	3.18	1,541.7	13.1	0.85	1,978.9	18.6	0.94
Total deposits	9,703.8	159.0	1.64	9,797.2	33.4	0.34	9,953.9	25.4	0.26
Borrowings and notes (4)	913.6	48.3	5.29	176.1	9.2	5.24	320.2	10.7	3.34
Mid-Atlantic region interest-bearing deposits	—	—	—	—	—	—	335.1	1.8	0.54
Total funding liabilities	10,617.4	207.3	1.95	9,973.3	42.6	0.43	10,609.2	37.9	0.35
Other non-interest-bearing liabilities	236.3			180.1			280.9
Total liabilities	10,853.7			10,153.4			10,890.1
Total shareholders' equity	983.9			1,062.9			1,190.5
Total liabilities and equity	$11,837.6			$11,216.3			$12,080.6
Net interest margin (5)			3.27			3.26			2.60

Supplementary data
Net Interest Income, non FTE	$369.0			$344.6			$291.2
FTE income adjustment (6)	7.9			6.6			6.3
Net Interest Income, FTE	376.9			351.2			297.5

_________________________________
Notes:
(1) The average balances of loans include nonaccrual loans, and deferred fees and costs.
(2) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.
(3) The average balance of investment securities is based on amortized cost.
(4) The average balances of borrowings and notes include the finance lease obligation presented under other liabilities on the consolidated balance sheet.
(5) Purchase accounting accretion totaled $0.7 million, $2.0 million, and $6.7 million for the years-ended December 31, 2023, 2022, and 2021, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.01%, 0.02%, and 0.09%.

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

Item 7 - Table 2 - Rate Volume Analysis

	2023 Compared with 2022			2022 Compared with 2021
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$81,238	$23,568	$104,806	$34,681	$8,582	$43,263
Commercial and industrial loans	32,105	1,086	33,191	7,397	(4,501)	2,896
Residential loans	6,883	27,931	34,814	(3,179)	8,061	4,882
Consumer loans	8,004	(2,329)	5,675	10,572	(482)	10,090
Total loans	128,230	50,256	178,486	49,471	11,660	61,131
Investment securities	6,239	(6,628)	(389)	(2,468)	4,316	1,848
Short-term investments and loans held for sale (1)	14,416	(2,244)	12,172	4,968	(2,335)	2,633
Mid-Atlantic region loans held for sale	—	—	—	—	(7,120)	(7,120)
Total interest income	$148,885	$41,384	$190,269	$51,971	$6,521	$58,492

Interest expense:
NOW accounts	$6,380	$2,324	$8,704	$5,053	$62	$5,115
Money market accounts	59,450	(7,713)	51,737	8,402	116	8,518
Savings accounts	5,299	453	5,752	(204)	23	(181)
Certificates of deposit	60,555	(1,271)	59,284	(1,593)	(3,839)	(5,432)
Total deposits	131,684	(6,207)	125,477	11,658	(3,638)	8,020
Borrowings	8	39,111	39,119	4,568	(6,010)	(1,442)
Mid-Atlantic region interest-bearing deposits	—	—	—	—	(1,820)	(1,820)
Total interest expense	$131,692	$32,904	$164,596	$16,226	$(11,468)	$4,758
Change in net interest income	$17,193	$8,480	$25,673	$35,745	$17,989	$53,734

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

The Company utilizes the non-GAAP measure of operating earnings in evaluating operating trends, including components for operating revenue and expense. These measures exclude amounts which the Company views as unrelated to its normalized operations. These items primarily include securities gains/losses, merger costs, and restructuring costs.

In 2023, adjustments were primarily related to branch consolidations, severance charges related to a workforce reduction, and loss on sale of AFS securities. Starting in 2023, fair value adjustments on securities are included in operating income.

In 2022, the restructuring expense adjustment primarily related to the termination of leasehold interests and the write-down of related right of use assets and leasehold improvements in conjunction with branch consolidations and real estate reductions.

In 2021, the Company recorded a net gain of $52 million on the sale of the operations of the insurance subsidiary and the Mid-Atlantic branch operations. Expense adjustments in 2021 were primarily related to branch consolidations, borrowings prepayment costs, and restructuring charges for efficiency initiatives in operation areas including write-downs on real estate and severance related to staff reductions.

The Company calculates certain profitability measures based on its operating revenue, expenses, and earnings. The Company also calculates operating earnings per share based on its measure of adjusted earnings. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Management also believes that the computation of non-GAAP operating earnings and operating earnings per share may facilitate the comparison of the Company to other companies in the financial services industry.

Due to the anticipated earnings volatility resulting from loan loss provisions reflecting changes in estimates of uncertain future economic conditions under the CECL accounting standard, many users of bank financial statements are focusing on Pre-Provision Net Revenue (“PPNR”). This is a measure of revenue less expenses, and is calculated before the loan loss provision and income tax expense. This measure gives clearer visibility of the operations of the company during the periods presented in the income statements, without the impact of period-end estimates of future uncertain events. This measure also enhances comparisons of operations across different banks, which might have significantly different period-end estimates of uncertain future economic conditions that affect the loan loss provision. Consistent with its previous practices measuring results on an adjusted basis before the impacts of acquisitions, divestitures, and other designated items, the Company has introduced the measure of Operating Pre-Provision Net Revenue (“Operating PPNR”) which measures PPNR excluding adjustments for items not viewed as related to ongoing operations. This measure is now integral to the Company’s analysis of its operations, and is not viewed as a substitute for GAAP measures of net income. Analysts also use this measure in assessing the Company’s operations and in making comparisons across banks. The Company and analysts also measure Operating PPNR/Assets in order to utilize the PPNR measure in assessing its comparative operating profitability. This measure primarily relies on the measures of operating revenue and operating expense already used in the Company’s calculation of its efficiency ratio.

The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
GAAP Net income	$69,598	$92,533	$118,664
Non-GAAP measures
Adj: Fair value adjustments on securities (1)	—	2,037	787
Adj: Loss/(gain) on sale of AFS securities	25,057	(6)	—
Adj: Net gains on sale of business operations	—	—	(52,942)
Adj: Acquisition, restructuring, conversion, and other related expenses (2)	6,261	8,909	5,781
Adj: Income taxes	(7,723)	(2,940)	11,696
Net non-operating charges	23,595	8,000	(34,678)
Operating net income (non-GAAP)	$93,193	$100,533	$83,986

GAAP Total revenue from continuing operations	$411,829	$413,534	$434,414
Adj: Fair value adjustments on securities	—	2,037	787
Adj: Loss/(gain) on sale of AFS securities	25,057	(6)	—
Adj: Net gains on sale of business operations	—	—	(52,942)
Operating revenue (non-GAAP)	$436,886	$413,528	$382,259

GAAP Total non-interest expense from continuing operations	$301,508	$288,716	$285,893
Less: Total non-operating expense (see above)	(6,261)	(8,909)	(5,781)
Operating non-interest expense (non-GAAP)	$295,247	$279,807	$280,112

Pre-tax, pre-provision net revenue (PPNR)	$110,321	$124,818	$148,521
Operating pre-tax, pre-provision net revenue (PPNR)	141,639	135,758	102,147

(in millions, except per share data)
Total average assets	$11,838	$11,216	$12,081
Total average shareholders' equity, including unrealized losses on AFS securities	984	1,063	1,191
Total average shareholders' equity, excluding unrealized losses on AFS securities	1,226	1,193	1,166
Total average tangible shareholders' equity, including unrealized losses on AFS securities	962	1,036	1,159
Total average tangible shareholders' equity, excluding unrealized losses on AFS securities	1,204	1,166	1,134
Total tangible shareholders’ equity, period-end	993	930	1,153
Total tangible assets, period-end	12,411	11,638	11,525

Total common shares outstanding, period-end (thousands)	43,501	44,361	48,667
Average diluted shares outstanding (thousands)	43,504	45,914	49,554

Earnings per share, diluted	$1.60	$2.02	$2.39
Plus: Net adjustments per share, diluted	0.54	0.17	(0.70)
Operating earnings per share, diluted	2.14	2.19	1.69
Book value per common share, period-end	23.27	21.51	24.30
Tangible book value per common share, period-end	22.82	20.95	23.69
Total shareholders' equity/total assets	8.14	8.18	10.23
Total tangible shareholders' equity/total tangible assets	8.00	7.99	10.00

	At or For the Years Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Performance Ratios
Return on equity, including unrealized losses on AFS securities	7.07%	8.70%	9.96%
Return on equity, excluding unrealized losses on AFS securities	5.68	7.76	10.18
Operating return on equity, including unrealized losses on AFS securities	9.47	9.46	7.05
Operating return on equity, excluding unrealized losses on AFS securities	7.60	8.43	7.20
Return on tangible common equity, including unrealized losses on AFS securities (3)	7.60	9.29	10.57
Return on tangible common equity, excluding unrealized losses on AFS securities (3)	6.07	8.26	10.80
Operating return on tangible common equity, including unrealized losses on AFS securities (3)	10.05	10.07	7.58
Operating return on tangible common equity, excluding unrealized losses on AFS securities (3)	8.03	8.94	7.74
Return on assets	0.59	0.82	0.98
Operating return on assets	0.79	0.90	0.70
Efficiency ratio (4)	63.88	64.31	69.96

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	$9,863	$4,880	$4,372
Non-interest income charge on tax-credit investments	(8,018)	(3,508)	(3,445)
Net income on tax-credit investments	1,845	1,372	928
Intangible amortization	4,820	5,134	5,200
Fully taxable equivalent income adjustment	7,870	6,644	6,344
____________________________________
(1)Starting in 2023, fair value adjustments on securities are included in operating income.
(2)Acquisition, restructuring, conversion, and other related expenses included no merger and acquisition expenses for the years ended December 31, 2023, 2022 and 2021.
(3)Amortization of intangible assets is adjusted assuming a 27% marginal tax rate.
(4)Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total core non-interest income adjusted to include tax credit benefit of tax shelter investments. The Company uses this non-GAAP measure to provide important information regarding its operational efficiency.

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

This discussion includes the following sections:
•Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
•Comparison of Financial Condition at December 31, 2023 and 2022
•Liquidity and Cash Flows
•Capital Resources
•Application of Critical Accounting Policies
•Enterprise Risk Management

•LIBOR Transition
•Corporate Responsibility and Sustainability

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto appearing in Item 8 of this document. In the following discussion, income statement comparisons are against the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2024 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Summary

Berkshire reported 2023 net income of $69.6 million, or $1.60 per diluted share, compared to $92.5 million, or $2.02, per share in 2022. Net income in 2023 included net pre-tax non-operating charges totaling $31.3 million ($23.6 million after-tax), or $0.54 per share. Net income in 2022 included net pre-tax non-operating charges totaling $10.9 million ($8.0 million after-tax), or $0.17 per share. Non-operating charges included restructuring charges in both years and a $25.1 million loss on the sale of securities in the fourth quarter of 2023. Due to this loss, the Company reported a net loss of $1 million in the fourth quarter of 2023.

The Company’s 2023 non-GAAP measure of operating income totaled $93.2 million, or $2.14 per diluted share, compared to $100.5 million, or $2.19 per share, for 2022. Year-over-year, higher net interest income was more than offset by higher loan loss provision expense and operating non-interest expense. Per share results benefited from share repurchases.

Berkshire’s 2023 return on average assets was 0.59% (0.79% on an operating basis) compared to 0.82% (0.90% on an operating basis) for 2022. Return on average tangible common equity including unrealized loss on AFS securities was 7.60% (10.05% on an operating basis) in 2023 compared to 9.29% (10.07% on an operating basis) in 2022. Return on average tangible common equity excluding unrealized loss on AFS securities was 6.07% (8.03% on an operating basis) in 2023 compared to 8.26% (8.94% on an operating basis) in 2022.

Compared to 2022, fully taxable equivalent ("FTE") net interest income increased $25.7 million to $376.9 million. The net interest margin was little changed, increasing one basis point to 3.27%. Average total earning assets increased year-over-year by $701 million, reflecting a $1.20 billion increase in average loans, partially offset by a $303 million decrease in average securities and a $197 million decrease in average short-term investments and HFS loans. Average total funding liabilities increased year-over-year by $644 million compared to the year-ago average, reflecting a $738 million increase in average borrowings, partially offset by a $93 million decrease in average deposits.

Year-over-year, non-interest income excluding losses/gains decreased $3.6 million and total non-interest expense increased $12.8 million. The efficiency ratio was 63.88% in 2023 compared to 64.31% in 2022.

The provision for credit losses on loans was $32.0 million in 2023, compared to $11.0 million in 2022. The allowance for credit losses on loans was $105.4 million, or 1.17% of total loans, at December 31, 2023, compared to $96.3 million, or 1.15% of total loans at December 31, 2022.

Berkshire’s total shareholders’ equity was $1.01 billion at December 31, 2023 compared to $954 million at December 31, 2022. The year-end common equity Tier 1 capital ratio was 12.0% in 2023 and 12.4% in 2022. Tangible common equity as a percentage of tangible assets was 8.0% at both of those dates.

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

In response to persistent high inflation, the Federal Reserve Board increased the target federal funds rate during 2022 and 2023. The average maximum target Federal Funds rate increased from 0.25% in the first quarter of 2022 to 5.50% in the fourth quarter of 2023, increasing in each sequential quarter, with the largest quarterly increases occurring in the second and third quarters of 2022.

The net interest margin increased by one basis point to 3.27% in 2023. Net interest income increased year-over-year by $24 million, or 7%, due to a 7% increase in average earning assets funded by higher average borrowings. Total interest income increased $189 million and total interest expense increased $165 million. The FTE interest adjustment increased $1 million.

Full year total average earning assets increased $701 million in 2023 compared to 2022, primarily reflecting an increase of $1.20 billion in average loans offset by decreases of $303 million in average securities and $197 million in short-term investments and loans HFS. The increase in average loans was primarily due to a $491 million increase in average commercial real estate loans and a $728 million increase in average residential mortgages, reflecting growth in originations staff and expansionary economic conditions supporting market demand for commercial loans.

Average total loans, average securities and average short-term investments and loans held for sale comprised 78%, 19% and 3%, respectively, of average total earning assets in 2023, compared to 72%, 23% and 5%, respectively, in 2022. In 2023, the yields on these portfolios were 5.86%, 2.32%, and 4.59% respectively, compared to 4.44%, 2.06%, and 0.86% in 2022.

The 145 basis point year-over-year increase in the full year yield on average earning assets reflected higher market interest rates. The loan yield increased by 142 basis points, the securities yield increased by 26 basis points, and the yield on short-term investments and loans held for sale increased 373 basis points. Higher loans yields included increases of 193 basis points in commercial real estate, 221 basis points in commercial and industrial loans, 36 basis points in residential mortgages, and 152 basis points in consumer loans.

Average total funding liabilities increased $644 million, reflecting a $738 million increase in average borrowings which was partially offset by a $93 million reduction in average deposits. The increase in borrowings was primarily due to higher borrowings from the Federal Home Loan Bank of Boston.

Compared to the prior year, average non-interest bearing deposits decreased $330 million, average NOW and other interest-bearing transaction accounts decreased $368 million, average money market deposits decreased $82 million, and average savings deposits decreased $48 million. Average time deposits increased $734 million. Deposit shifts reflected the migration of some balances from lower yielding accounts to higher yielding accounts in and out of the Bank, as well as the spend-down by customers of liquidity accumulated during the pandemic. Time deposit growth included higher utilization of brokered deposits.

Average total deposits comprised 91% and 98% of average total funding liabilities in 2023 and 2022, respectively. As a percentage of 2023 average deposits, average non-interest bearing deposits measured 27%, average NOW and other interest-bearing transaction accounts measured 11%, average money market deposits were 28%, average savings accounts were 11%, and average time deposits were 23%. The comparable percentages in the year-ago quarter were 30%, 14%, 29%, 11%, and 16% respectively.

The 152 basis point increase to 1.95% in the rate paid on average total funding liabilities in 2023 compared to 2022 primarily reflects the impact of the increase in market interest rates and increased borrowings. The rate paid on average total deposits increased 130 basis points, reflecting higher interest rates paid and the shift in the mix of deposits. Higher deposit costs included increases of 99 basis points in the cost of NOW and other interest-bearing transaction deposits, 191 basis points in the cost of money market deposits, 54 basis points in the cost of savings deposits, and 233 basis points in the cost of time deposits.

Non-Interest Income

Total non-interest income decreased $26.2 million in 2023 compared to 2022 due primarily to a $25.1 million loss recorded on the sale of AFS securities near-year end, with proceeds used to pay down higher cost borrowings. The Company views this loss as non-operating. SBA loan sale revenue decreased by $2.2 million, reflecting margin and volume changes in the rising interest rate environment. The category of other non-interest income decreased $4.9 million due to a $4.5 million increase in charges for the amortization of tax credit investments, reflecting higher balances of these investments in 2023 as projects progressed following prior pandemic related delays. These charges are more than offset by credits to income tax expense. Total deposit and loan related fees increased $3.3 million, or 8%, due to improved volume and pricing conditions.

Provision for Credit Losses

The provision totaled $32.0 million in 2023 compared to $11.0 million in 2022. Provision expense in 2023 primarily reflected growth in the loan portfolio and increased uncertainty related to commercial real estate market conditions. The ratio of the allowance for credit losses to loans increased to 1.17% from 1.15%. The provision in 2022 reflected lower pandemic-related expected credit losses near the end of the pandemic public health emergency.

Non-Interest Expense

Total non-interest expense increased year-over-year by $12.8 million, or 4%. Restructuring and other non-operating expense decreased to $6.3 million from $8.9 million. Restructuring expense in 2023 was primarily due to the consolidation of four branches and severance related to a cross-company workforce reduction in the fourth quarter. Restructuring expense in 2022 was primarily due to the consolidation of six branch offices. The Company’s non-GAAP measure of operating non-interest expense increased year-over-year by $15.4 million, or 6%. This was primarily due to a $6.5 million, or 4%, increase in compensation expense and a $6.3 million, or 18%, increase in technology related expense. Expense growth reflected the impact of inflation, together with the Company’s strategy of investing in frontline bankers and digital innovation targeted to support future growth of revenues and deposits. Occupancy expense decreased by $1.9 million, or 5%, due to consolidation of branches and office premises. FDIC insurance expense increased $3.9 million due to higher premiums charged to the industry. The efficiency ratio improved slightly year-over-year to 63.9% from 64.3% as higher net interest income offset lower operating fee income and higher operating expenses. Quarterly operating revenue peaked in the fourth quarter of 2022 and has declined in consecutive quarters as the net interest margin has declined over these periods, with funding cost increases catching up with the higher initial sensitivity of variable rate interest earning assets to the rapid increase in market interest rates in 2022. The fourth quarter efficiency ratio measured 67.8% in 2023, compared to 58.3% in 2022.

Income Tax Expense

The Company’s effective income tax rate was 11.1% in 2023 compared to 18.7% in 2022. This reduction was primarily due to the higher proportional benefit of tax advantaged income compared to pre-tax income, which declined by $35.5 million, or 31%, due to the loss on sale of AFS securities and the increase in credit loss provision expense. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; (iii) tax credit investment benefits; and (iv) state income taxes. The Company’s tax credit investment program contributed $0.04 to earnings per share in 2023, compared to $0.03 in 2022.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2023 AND DECEMBER 31, 2022

General

Total assets at December 31, 2023 were $12.4 billion, a $768 million increase from December 31, 2022, primarily reflecting a $704 million increase in total loans and a $515 million increase in short-term investments, partially offset by a decrease of $426 million in investment securities. Loan growth primarily consisted of a $398 million increase in commercial real estate loans and a $448 million increase in residential mortgages. The increase in short-term investments was primarily due to higher short-term deposits at year-end 2023. The decrease in investment securities was primarily due to the sale of $267 million of available for sale securities near year-end 2023, and also included amortizations and maturities of securities during the year.

Nonaccrual loans totaled $21.4 million at December 31, 2023, a $9.7 million decrease from December 31, 2022 across most major loan categories. The allowance for credit losses on loans totaled $105.4 million at December 31, 2023, compared to $96.3 million at December 31, 2022. At December 31 2023, the allowance as a percentage of total loans was 1.17% and as a percentage of nonaccrual loans was 492%, compared to 1.15% and 309%, respectively, at December 31, 2022.

At December 31, 2023, total liabilities were $11.4 billion, a $710 million increase from December 31, 2022, primarily reflecting a $306 million increase in deposits and a $381 million increase in total borrowings.

Berkshire’s total shareholders’ equity was $1.01 billion at December 31, 2023, a $58 million increase from December 31, 2022. As a percentage of total assets, shareholders’ equity was 8.1% and 8.2% at December 31, 2023 and December 31, 2022, respectively. Tangible common equity equaled 8.0% both at December 31, 2023 and December 31, 2022.

Berkshire’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 9.6%, 12.0%, 12.3% and 14.4%, respectively, at December 31, 2023, compared to 10.2%, 12.4%, 12.6% and 14.6%, respectively, at December 31, 2022. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.6%, 12.2%, 12.2% and 13.3%, respectively, at December 31, 2023, compared to 10.2%, 12.6%, 12.6% and 13.6%, respectively, at December 31, 2022.

Securities

Total securities measured $1.6 billion at December 31, 2023, decreasing $426 million during 2023. This decrease was primarily due to the sale of available for sale securities valued at $267 million near year-end, with proceeds used to paydown higher costing short-term borrowings. The decrease in securities from this sale and from amortization and payoffs in 2023 was mostly in agency mortgage-related instruments including collateralized mortgage obligations, mortgage-backed securities, and commercial mortgage-backed securities.

Loans

Total loans at period-end are categorized in the financial statement in accordance with regulatory reporting.
Total loans measured $9.0 billion at December 31, 2023, increasing $704 million during 2023. At December 31, 2023, commercial loans measured 65% of total loans and retail loans measured 35% of total loans. In comparison, at December 31, 2022, commercial loans measured 66% of total loans and retail loans measured 34% of total loans.

Total commercial loans increased by $312 million to $5.8 billion during 2023 and were comprised of commercial real estate loans and commercial and industrial loans. Commercial real estate loans (which include construction loans and multifamily loans) totaled $4.5 billion and increased by $398 million during 2023. Construction loans increased by $321 million. Commercial and industrial loans totaled $1.4 billion and decreased by $86 million. Nonaccrual commercial loans totaled $13.1 million at December 31, 2023, and measured 0.22% of total commercial loans. At December 31, 2022, nonaccrual commercial loans totaled $19.4 million, measuring 0.35% of total commercial loans. Potential problem loans, which are adversely classified loans which remain in an accrual status, totaled $132 million, or 2.26% of total commercial loans at December 31, 2023, compared to $89 million, or 1.61% of total commercial loans at December 31, 2022.

Total retail loans increased by $392 million to $3.2 billion during 2023. Retail loans include residential mortgage loans and consumer loans. At December 31, 2023, residential mortgages totaled $2.8 billion and increased by $448 million during 2023. Consumer loans totaled $446 million and decreased by $56 million for this period, due primarily to planned run-off of unsecured consumer balances. Nonaccrual retail loans totaled $8.3 million at December 31, 2023, measuring 0.26% of total retail loans. At December 31, 2022, nonaccrual retail loans totaled $11.7 million, measuring 0.42% of total retail loans.

Allowance for Credit Losses on Loans

The allowance totaled $105.4 million at December 31, 2023, an increase of $9.1 million from December 31, 2022, primarily reflecting growth in the loan portfolio together with an increase in the qualitative reserve for non-owner occupied commercial real estate loans due to uncertain market conditions. The ratio of the allowance to total loans decreased to 1.17% from 1.15% for these respective dates.

For the commercial loan portfolio, the allowance for credit losses as a percentage of commercial loans was 1.23% at December 31, 2023, compared to 1.15% at December 31, 2022. The commercial allowance for credit losses represented 548% of nonaccrual commercial loans at December 31, 2023 compared to 326% at December 31, 2022.

For the retail loan portfolio, the allowance for credit losses as a percentage of retail loans was 1.05% at December 31, 2023 compared to 1.17% at December 31, 2022. The retail allowance for credit losses represented 404% of nonaccrual retail loans at December 31, 2023 compared to 282% at December 31, 2022.

Deposits and Borrowings

Total deposits were $10.6 billion at December 31, 2023, a $306 million increase from year-end 2022. Most categories of deposits decreased except for higher cost time deposits as customers sought higher rate deposits in the environment of higher interest rates. Non-interest bearing deposits totaled $2.5 billion at December 31, 2023, a $383 million decrease from December 31, 2022. Non-maturity interest-bearing deposits totaled $5.5 billion, a $363 million decrease from year-end 2022. Period-end time deposits totaled $2.7 billion, increasing $1.1 billion during the year. Borrowings totaled $385 million at period-end, increasing $381 million from year-end 2022. The increase was due to the utilization of Federal Home Loan Bank of Boston advances primarily to fund loan growth.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.8 billion at period-end, increasing $263 million from year-end 2022. The net fair value of these instruments at December 31, 2023 was a liability of $30 million, compared to a liability of $43 million at December 31, 2022.

Shareholders’ Equity and Dividends

Total shareholders’ equity was $1.01 billion at December 31, 2023, a $58 million increase from December 31, 2022. This primarily reflects net income of $70 million and other comprehensive income of $38 million partially offset by $32 million in common stock dividends at $0.72 per share and share repurchases totaling $24 million for the repurchase of 103,000 shares. Other comprehensive income reflected a decrease in the after-tax net unrealized losses on available for sale debt securities and derivative hedges primarily due to the $25 million realized loss on the sale of securities near year-end 2023.

LIQUIDITY AND CASH FLOWS

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs for the Company, including the Bank. Liquidity management addresses both the Company’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. In the first quarter of 2023, the banking industry faced heightened focus on liquidity following the failure of several large banks. In response, the Company increased borrowings and short-term investments and also increased its off-balance sheet liquidity sources primarily by increasing its assets qualified for pledging against borrowings. The Company views its liquidity as satisfactory for current conditions as well as for stressed scenarios in its liquidity testing models.

At December 31, 2023, cash and equivalents totaled $1.2 billion and securities available for sale totaled $1.0 billion. Unused borrowing capacity at that date from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $4.0 billion, compared to $2.1 billion at year-end 2022. Borrowings from these sources are supported by collateral, to the extent utilized. The increase in borrowing capacity in 2023 was primarily due to the Company’s strategic focus to improve collateral efficiency, which began in early 2023 before market conditions worsened due to bank failures.

During 2023, growth of time deposits was the primary source of funds and the primary uses were loan growth and net outflows of non-maturity deposits. At year-end 2023, money market deposits and short-term investments were elevated due to short-term commercial deposit balances held at period-end.

CAPITAL RESOURCES

Please see the “Shareholders’ Equity” section of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements.

Additional information about capital resources and regulatory capital is contained in the notes to the consolidated financial statements and in Item 1 of this report.

The Company’s goal is to maintain sound capitalization and use capital generation to support organic growth and shareholder distributions in the form of dividends and stock repurchases. The Company’s goal is to maintain a “well-capitalized” regulatory designation under projected and stressed financial projections.

In recent periods, the Company has returned excess capital to shareholders through stock repurchases. Additionally, the Company increased the quarterly dividend by 50% in the fourth quarter of 2022. The Company’s long-term goal is to maintain an efficient capital structure and to provide a return in excess of the cost of its common equity capital.

As a result of rising interest rates, available for sale bond portfolios in banks are subject to unrealized losses which result in charges against other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital.

Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. Tangible common equity totaled $993 million at period-end and was net of an accumulated other comprehensive loss totaling $143 million.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. The Company continues to view itself as having excess capital which it plans to utilize in accordance with its capital management objectives. During the fourth quarter of 2023, the company sold $267 million of available for sale securities at a $25 million loss, which was recorded as a reduction in accumulated other comprehensive loss and in retained earnings. This had no impact on the total book value of equity but did reduce regulatory capital.

As of December 31, 2023 unrealized gains and losses, net of tax, are included in average equity and in average non-interest earning assets. Prior period balances and financial metrics have been updated to reflect the current presentation. Performance measures related to return on average equity, including related non-GAAP performance measures, are presented both based on the updated averages as well as based on measures which exclude these unrealized gains and losses, net of tax. These unrealized gains and losses are primarily related to the fair values of available-for-sale securities.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC.

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

Not all significant accounting policies require management to make difficult, subjective or complex judgments. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The following significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these most critical accounting policies were significant in determining income and financial condition based on events in 2023.

Allowance for Credit Losses on Loans
The allowance for credit losses on loans (“ACLL”) represents management’s estimate of expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the ACLL is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACLL in those future periods.

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

Fair Value Measurements
The Company uses fair value measurements to determine fair value disclosures and to record fair value adjustments to certain assets and liabilities, such as interest rate swaps, individually evaluated loans, securities available for sale, and derivatives. Our fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain individually evaluated loans held for investment and capitalized servicing rights. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting or other accounting standards.

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

ENTERPRISE RISK MANAGEMENT
Other sections of this report on Form 10-K include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management policy, credit, loan review, compliance, and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management, Capital & Compliance Committee.

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

The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting. For all material business risks, residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company. In 2023, price risk remained elevated in relation to the corporate appetite due to the impact of higher interest rates on the behavior and value of various interest sensitive instruments and operations. Residual price risk was viewed as medium including the impact of mitigating factors and management actions in the risk management environment.

LIBOR TRANSITION

In 2023, the Company completed the transition away from the use of LIBOR based instruments in the context of the industry-wide transition program. The Company had in excess of $5 billion in notional balances of LIBOR based instruments related primarily to its commercial banking operations. These include loan interest rate indices as well as interest rate swap contracts based on LIBOR. The Company has transitioned to indices based on SOFR.

CORPORATE RESPONSIBILITY & SUSTAINABILITY

Berkshire’s Approach
Since its founding in 1846, Berkshire remains a purpose-driven and values-guided institution working to achieve its vision of becoming a high-performing, relationship-driven, community-focused bank. Berkshire empowers the financial potential of its stakeholders by delivering industry-leading financial expertise and a full suite of tailored banking solutions through its consumer banking, commercial banking and wealth management divisions to clients in New England and New York. For more than 175 years, Berkshire has provided strength, stability and trusted advice to create a positive impact for its clients and communities while upholding equitable, ethical, responsible and sustainable business practices.

Berkshire’s longstanding commitment to operating equitably, responsibly and sustainably is interwoven into the company’s vision, mission, business practices, and strategic goals. Berkshire’s integrated approach to managing the environmental, social and governance externalities helps reduce risk and unlock new business opportunities to create an ecosystem of positive impact and value, which in turn drives Berkshire’s commercial performance, creating capacity to invest more in its business, employees, customers, shareholders and communities.

Oversight and Reporting
The management of material environmental, social and governance factors is integral to Berkshire’s business practices, risk management program, competitive positioning and its ability to deliver on its strategic priorities and vision. Berkshire was one of the first banks in the country to establish a dedicated committee of its Board of Directors to oversee corporate culture, diversity and sustainability and are a leader among community banks in integrating these practices into its business strategy and operations.

The Company maintains a strong foundation of governance systems, including:
•Board level oversight of Company Culture, Sustainability, Social Responsibility, Climate Change, and Diversity
•Corporate Responsibility & Culture Committee of its Board of Directors
•Environmental, Social and Governance (ESG) Committee
•Diversity Equity & Inclusion (DEI) Committee
•Responsible & Sustainable Business Policy
•Climate Risk Management Program
•Lending, credit, deposit and investment policies which incorporate environmental and social considerations along with due diligence requirements
•Active involvement from business unit leaders and front lines in managing externalities and risks
•Senior leadership for corporate responsibility and sustainability

The Board of Directors including its Corporate Responsibility & Culture Committee ("CRCC") has ultimate oversight responsibility for environmental, social and governance matters. The CRCC meets quarterly to review performance and approve relevant policies. In addition, the company established management Committees comprised of executives and senior leaders throughout the organization to assist in the management and oversight of ESG and DEI activities. Berkshire’s comprehensive approach ensures that the board receives regular reports from management on environmental and social dimensions of its business such as human capital management, diversity, stakeholder relations, climate change, community impact, and cybersecurity. It allows the board to develop a sufficient understanding of the Company’s impacts, management’s programs to mitigate those risks and capture opportunities. It helps inform strategic planning, create accountability and, along with management committees and senior leaders, provides visibility throughout the organization.

Berkshire regularly engages directly with its stakeholders to share information about the progress it’s made in its performance, including through its website, corporate annual report, and proxy statement. Additionally, Berkshire’s annual Corporate Responsibility & Sustainability Report, which is aligned with Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure ("TCFD") disclosure standards, details the Company's programs and performance.

BEST Community Comeback
Berkshire launched the BEST Community Comeback in late 2021, a transformational commitment to empower its stakeholders’ financial potential. The plan focuses on four areas critical to the long-term vibrancy and success of its communities: fueling small businesses; community financing and philanthropy; financial access and empowerment; and environmental sustainability. Through this far-reaching initiative, Berkshire aims to help create more businesses and jobs, help more families achieve the dream of owning a home, and aid communities in becoming more environmentally efficient and eco-friendly. Berkshire has made steady progress towards achieving its goal of deploying $5 billion to support its communities by the end of 2024. As of year-end and since launching the program, Berkshire has deployed more than $2.5 billion into low-moderate income neighborhoods, $591 million to support low-carbon projects, increased its lending to underrepresented homebuyers and transitioned its own electricity supply to 100% renewables.

Sustainable Finance & Impact Investments
Berkshire became the first public U.S. community bank holding company with under $150 billion in assets to issue a Sustainability Bond with a $100 million issuance last year. In 2023, Berkshire allocated the proceeds from its inaugural sustainability bond to projects resulting in the creation of 330 units of affordable and workforce housing along with more than 200,000 square feet of green building development. Proceeds from the bond were allocated in alignment with Berkshire's Sustainable Financing Framework. Sustainalytics, a Morningstar Company, and the global leader in high-quality ESG research, ratings, and data, independently verified that Berkshire's Sustainable Financing Framework "is credible and impactful and aligns with the International Capital Market Association's ("ICMA") Sustainability Bond Guidelines 2021, Green Bond Principles 2021 and Social Bond Principles 2021." The subordinated Sustainability Bond issuance also received an investment grade rating of Baa3 from Moody's Investors Service. Berkshire's Sustainability Bond Report further details how proceeds were allocated to support affordable housing, workforce housing, green building and financial access and inclusion projects in communities across New England and New York.

Beyond its sustainability bond, Berkshire looks for innovative ways to advance its business priorities through sustainable finance and impact investing. As a result, Berkshire makes targeted impact investments in Small Business Investment Companies ("SBIC") and other strategically aligned assets that are within risk appetite and drive a competitive rate of return. The Company also has a strong tax-credit business whereby it makes targeted investments in low-income housing tax credits ("LIHTC"), historic tax credits ("HTC") and solar tax credits to further Berkshire’s goals and strengthen its Community Reinvestment Act ("CRA") performance. These investments help bring to life important economic development, revitalization and renewable energy projects while providing an appropriate return to the bank consistent with its capital and tax strategies.

Climate Change
Climate Change manifesting in the form of both physical or transition risks could adversely, either directly or indirectly, affect Berkshire’s operations, businesses, customers, communities, and its stakeholders. As the transition to a low-carbon economy accelerates, new policy emerges, and market dynamics shift, Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks associated with climate change, and support the transition will allow it to strengthen its competitive positioning. The Company continues to evolve its practices to align with its mission, current and expected regulations as well as the size, scope, and complexity of its operations.

The physical risks of climate change over short, medium and long-term horizons include weather-related events, such as flooding and tornados, and longer-term shifts in climate patterns, such as extreme heat, rising sea levels and more severe droughts. Such events could disrupt Berkshire’s operations, impact customers, or third parties on which Berkshire relies, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. This could impact borrowers’ ability to repay obligations, devalue physical assets resulting in uncertain residual values and affect third-parties ability to deliver on service expectations. In turn, this could lead to operational disruptions, loan losses and an inability to fully recoup funds due to uncertain residual values over long-term horizons.

Transition risks over short, medium and long-term horizons can include changes in consumer preferences, additional regulatory requirements or policy such as taxes, and use of new technologies. Such developments could increase Berkshire, its customers and third-parties operating costs, reduce demand for services from select customer segments and impact current strategies. Reputation and customer relationships could be damaged as a result of Berkshire’s practices related to climate change mitigation as well as through its or its customers direct or indirect involvement with industries or projects with heighten climate related risks. Over the long-term, transition risks could also manifest in potential credit impacts affecting borrowers’ ability to repay obligations, increasing operating costs, creating stranded assets, uncertainty of residual values and potential loan losses.

Collectively these physical and transition risks are managed through a formal Climate Risk Management Program which outlines roles and responsibilities for the board, management and all employees, definitions, along with procedures for identifying, measuring and assessing climate risk. The program also lays out Berkshire’s system of controls which include governance mechanisms, formal policies, due diligence and insurance requirements, exclusionary criteria, business continuity planning, external relations, and employee education. Finally, the program sets expectations for responses to risk events or elevated risk levels, reporting and external disclosure. Ultimately the program helps identify, assess, mitigate and control climate risks protecting the Company, its stakeholders, communities and preserving shareholder value.

The Company’s Board of Directors Corporate Responsibility & Culture Committee provides oversight of sustainability and climate change. Management and the board evaluate climate related risks and opportunities and incorporate the results of risk assessments and discussions into strategic planning, product development, programming and relevant risk mitigating measures. All business risks are also integrated into our Enterprise Risk Management program and discussed by other applicable Board Committees including the Risk Management, Capital & Compliance Committee. Both Committees report into the full board. Beyond board level oversight of climate matters, Berkshire maintains an Environmental, Social and Governance Committee comprised of senior executives throughout the Company. Business lines identify base-tier climate risks and Berkshire also completes an annual climate change risk assessment to assess the bank’s operations and lending activities for potential exposure to transition and physical risks as well as evaluate its related controls. The results of the risk assessment guide Berkshire’s forward climate management and environmental sustainability strategies to ensure its actively managing the risks and opportunities.

As Berkshire looks to further strengthen its management of climate related risks and opportunities, it expects to mature its climate risk management program and Greenhouse Gas (GHG) emissions strategies, in addition to its existing sustainable finance and renewable electricity goals. As the Company moves further along in its climate journey, it will look to enhance its disclosures, including scope 3 emissions, programs, mitigating controls and initiatives to minimize risk, reduce its emissions as well as capitalize on the many business opportunities arising from the transition to a lower-carbon economy. Further details on Berkshire’s governance, risk management, strategy, metrics & targets and next steps can be found in its most recent Corporate Responsibility & Sustainability Report.

Ratings, Awards & Recognition
Berkshire is proud to be recognized for its performance with local, regional, national, and international awards as well as leading third party ESG ratings* including:
•Top 20% aggregated ESG rating, achieving one of five major BEST goals
•MSCI ESG- A
•ISS ESG Quality Score - Environment: 3, Social: 2, Governance: 2
•Bloomberg ESG Disclosure- 62.81
•Sustainalytics Rated
•Communitas Award for Leadership in Corporate Social Responsibility
•Boston Business Journal Top Charitable Contributor
•America’s Most Trustworthy Companies – Newsweek
•America’s Best Regional Banks - Newsweek
•Forbes America’s Best Midsize Employers
•Bloomberg Gender-Equality Index

•Human Rights Campaign Corporate Equality Index

*As of December 31, 2023

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss to earnings and the economic values of certain assets and liabilities resulting from changes in interest rates. The only significant market risk exposure for the Company is Interest Rate Risk (“IRR”). This is a result of the Company’s core business activities of making loans and accepting deposits.

The effective management of IRR is essential to achieving the Company’s financial objectives. The Company’s goal is to support the net interest margin and net interest income (“NII”) over entire interest rate cycles regardless of changes in either short- or long-term interest rates. The Company manages IRR through simulations of NII and equity at risk (“EVE”). These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

NII Sensitivity is used to measure the potential NII exposure to changes in market rates over a period of time, such as 12 or 24 months. This simulation captures underlying product behaviors, such as asset and liability repricing dates, interest rate indices and spreads, and rate caps and floors, and it applies appropriate behavioral attributes such as prepayment assumptions. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from IRR modeling due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure NII Sensitivity. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario, while twist scenarios assume the shape of the curve flattens or steepens instantaneously.

The following tables set forth the estimated percent change in the Company’s NII Sensitivity over one-year simulation periods beginning December 31, 2023 and December 31, 2022.

ITEM 7 - 7A TABLE 3 - QUALITATIVE ASPECTS OF MARKET RISK

Parallel Interest Rate Shock (basis points)
	Estimated Percent Change in Net Interest Income
	December 31, 2023	December 31, 2022
+200	0.5%	1.8%
+100	0.3	0.8
-100	(0.6)	(1.6)
-200	(2.1)	(5.2)

Yield Curve Twist Interest Rate Shock	December 31, 2023	December 31, 2022
Short End +100	(0.5)%	0.1%
Short End -100	(0.5)	(1.3)
Long End +100	1.1	1.0
Long End -100	(1.1)	(1.2)

NII Sensitivity results indicate that the Company’s asset sensitivity has declined at year-end 2023 compared to year-end 2022. This change reflected several factors, including continued growth of the residential mortgage portfolio, increased utilization of short-term borrowings, further deposit mix shift towards interest-bearing, and less flooring on non-maturity deposits in downward modeled scenarios.

EVE Sensitivity is conducted to ascertain a longer-term view of the Company’s exposure to changes in interest rates. As with NII modeling, EVE Sensitivity captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates.

Base case EVE Sensitivity is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to recalculate EVE Sensitivity for rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s EVE Sensitivity, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points	December 31, 2023	December 31, 2022
+200	(3.9)%	—%
+100	(1.8)	—
-100	1.2	(1.5)
-200	1.3	(5.4)

The Company’s EVE Sensitivity profile indicates that at December 31, 2023 the balance sheet has remained largely neutral compared to December 31, 2022. EVE was impacted by the same factors that affected NII sensitivity discussed above, particularly the increase in residential mortgages and short-term borrowings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2023. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 - Election of Directors for a One-Year Term” in Berkshire’s Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Nitin J. Mhatre	53	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	47	Senior Executive Vice President, Chief Operating Officer; President - Berkshire Bank
David Rosato	62	Senior Executive Vice President, Chief Financial Officer
James Brown	58	Senior Executive Vice President, Head of Commercial Banking
Jacqueline Courtwright	60	Senior Executive Vice President, Chief Human Resources and Culture Officer
Ashlee Flores	39	Executive Vice President, Chief Compliance Officer
Philip Jurgeleit	54	Executive Vice President, Chief Credit Officer
Gregory D. Lindenmuth	56	Senior Executive Vice President, Chief Risk Officer
Andrew Plumridge	51	Executive Vice President, Chief Internal Audit Officer
Wm. Gordon Prescott	62	Senior Executive Vice President, General Counsel and Corporate Secretary
Sumant Pustake	39	Executive Vice President, Chief Transformation & Strategy Officer
Ellen Steinfeld	62	Senior Executive Vice President, Head of Consumer Lending & Payments
Jason T. White	48	Senior Executive Vice President, Chief Information Officer – Berkshire Bank

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Nitin J. Mhatre. Age 53. Mr. Mhatre was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2021. He was also appointed as a Director of the Company and the Bank. Prior to joining the Company, Mr. Mhatre was Executive Vice President, Community Banking, at Webster Bank, where he led consumer and business banking businesses. Before joining Webster in 2009, Mr. Mhatre spent 13 years at Citi Group in various leadership roles across consumer-related businesses globally.

Sean A. Gray. Age 47. Mr. Gray was appointed to the role of Senior Executive Vice President, Chief Operating Officer; President of the Bank in November 2018. He was previously Senior Executive Vice President of the Company and Chief Operating Officer of the Bank since 2015. Mr. Gray joined the Company in retail banking in 2007 and attained the position of Executive Vice President, Retail Banking. Previously, he was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.

David Rosato. Age 62. Mr. Rosato joined the Company in February 2023 as Senior Executive Vice President, Chief Financial Officer. He spent the last 15 years with People’s United Financial, Inc., eight of which as Chief Financial Officer. Prior to joining People’s United, Mr. Rosato worked at Webster Financial Corporation, including serving as its Treasurer, and M&T Bank Corporation. Mr. Rosato is a former board member of the Federal Home Loan Bank of Boston.

James Brown. Age 58. Mr. Brown joined the Company in January 2023 as Senior Executive Vice President, Commercial Banking. Mr. Brown is responsible for all aspects of commercial banking operations, including the middle-market, business banking and asset based lending teams. Previously, he spent more than 20 years at Boston Private Bank & Trust Company in multiple senior executive roles including Co-President, EVP, Head of Commercial Banking and Credit Administration, and Chief Lending Officer. He served with Silicon Valley Bank as Head of Specialty Commercial within the Private Bank, following the acquisition of Boston Private in 2021.

Jacqueline Courtwright. Age 60. Ms. Courtwright is Senior Executive Vice President, Chief Human Resources and has served as Culture Officer since September 2020. She had been appointed as Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Berkshire in 2012, Ms. Courtwright was VP, Human Resources Business Partner at Citizen Bank and also held senior human resource roles during her 20 years at KeyBank.

Ashlee Flores. Age 39. Ms. Flores was promoted to Executive Vice President, Chief Compliance Officer in September 2022. She oversees all aspects of the compliance risk management program, including compliance with the Bank Secrecy Act, Community Reinvestment Act, consumer protection laws and regulations, as well as the Security and Fraud Investigations functions. Ms. Flores previously served as SVP, Compliance, where she oversaw Berkshire Bank's compliance program. Prior to joining Berkshire Bank, Ms. Flores was a compliance officer at Hampden Bank in Springfield, MA where she managed the compliance and audit program.

Philip Jurgeleit. Age 54. Mr. Jurgeleit joined the Company in January 2023 as Executive Vice President, Chief Credit Officer. He oversees all aspects of the company's credit underwriting, policy, and approval processes. Mr. Jurgeleit most recently served as SVP and Senior Director of Credit Risk at Santander Bank where he was responsible for all aspects of credit risk management including credit approval, asset quality, underwriting guidelines, and credit policies for the Middle Market, Mid-Corporate, Asset Based Lending, and Healthcare/Not-for-Profit business units. He also held senior leadership roles at Citizens Bank, Webster Bank and Bank of America.

Gregory D. Lindenmuth. Age 56. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.

Andrew Plumridge. Age 51. Mr. Plumridge joined the Company in July 2023 as Executive Vice President, Chief Internal Audit Officer. He reports to the Audit Committee of the Board and administratively to the CEO. Mr. Plumridge previously served as Senior Vice President and General Auditor of Boston Private Financial Holdings, Inc. Prior to joining Boston Private, Plumridge held senior audit and consulting positions with State Street Corporation and PwC.

Wm. Gordon Prescott, Age 62. Mr. Prescott is Senior Executive Vice President, General Counsel and Corporate Secretary, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 30 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, most recently with KB Toys Inc. prior to joining the Bank.

Sumant Pustake. Age 39. Mr. Pustake was promoted to Executive Vice President in February 2023 and has served as Chief Transformation and Strategy Officer since June 2021. Mr. Pustake previously oversaw Berkshire's corporate development efforts, where he served as the development leader and helped define and realize Berkshire’s vision and growth strategy. Prior to joining Berkshire Bank, he served as Vice President, Head of Corporate Credit for Commerce Bank and Trust at the time of its acquisition by Berkshire in 2017.

Ellen Steinfeld, Age 62. Ms. Steinfeld is Senior Executive Vice President and Head of Consumer Lending & Payments. She is responsible for Mortgage Banking sales and operations, Home Equity, Consumer Lending and Payments. Prior to joining Berkshire in September 2021, she was President of Innovative Lending Strategic Solutions LLC. Before her consulting role, she was Managing Director and US Consumer Lending Executive for TIAA-CREF, where she managed Mortgage Lending, Small Business Lending, Consumer Lending. She has also held management positions at Hudson City Savings, Citizens Bank, RBC Wealth Management, and E*TRADE Financial. (Note: Ms. Steinfeld’s stock ownership reports to the SEC are filed under her legal name of Ellen Tulchiner).

Jason T. White, Age 48. Mr. White is Senior Executive Vice President and was named Chief Information Officer of Berkshire Bank in November 2020. He previously served as Senior Vice President, Chief Technology Officer since May 2019 when he joined the Bank following the acquisition of Savings Institute Bank & Trust, where he served as Chief Information Officer and Information Security Officer.

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

(d)Equity Compensation Plan Information
The following table sets forth information, as of December 31, 2023, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	49,200	$26.46	1,158,196
Equity compensation plans not approved by security holders	—	—	—
Total	49,200	$26.46	1,158,196

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    [1]    Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income for the Years Ended December  31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]    Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]     Exhibits

3.1	Amended Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (3)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (1)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities (6)
10.1	Three-Year Employment Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Nitin J. Mhatre (7)
10.2	Berkshire Bank Supplemental Executive Retirement Agreement entered into with Nitin J. Mhatre (8)
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Sean A. Gray (9)
10.4	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (10)
10.5	Three Year Executive Change in Control Agreement by and among Berkshire Hills Bancorp, Inc. Berkshire Bank and George F. Bacigalupo (11)
10.6	Berkshire Bank Enhanced Change in Control Severance Plan Gregory D. Lindenmuth and Brett Brbovic (12)
10.7	Form of Split Dollar Agreement entered into with Sean A. Gray (13)
10.8	Berkshire Bank Executive Long-Term Care Insurance Plan (14)
10.9	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (15)
10.10	Senior Executive Short Term Incentive Plan (16)
10.11	Berkshire Hills Bancorp, Inc. 2022 Equity Incentive Plan (17)
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Berkshire Hills Bancorp, Inc. Clawback Policy
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income/(Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

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

Berkshire Hills Bancorp, Inc.
Date: February 28, 2024	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin J. Mhatre	Director, President, & Chief Executive Officer	February 28, 2024
Nitin J. Mhatre	(principal executive officer)
/s/ R. David Rosato	Senior Executive Vice President, Chief Financial Officer	February 28, 2024
R. David Rosato	(principal financial officer)
/s/ David M. Brunelle	Chairperson	February 28, 2024
David M. Brunelle
/s/ Baye Adofo-Wilson	Director	February 28, 2024
Baye Adofo-Wilson
/s/ Mary Anne Callahan	Director	February 28, 2024
Mary Anne Callahan
/s/ Nina A. Charnley	Director	February 28, 2024
Nina A. Charnley
/s/ Mihir A. Desai	Director	February 28, 2024
Mihir A. Desai
/s/ William H. Hughes, III	Director	February 28, 2024
William H. Hughes, III
/s/ Jeffrey W. Kip	Director	February 28, 2024
Jeffrey W. Kip
/s/ Sylvia Maxfield	Director	February 28, 2024
Sylvia Maxfield
/s/ Laurie Norton Moffatt	Director	February 28, 2024
Laurie Norton Moffatt
/s/ Karyn Polito	Director	February 28, 2024
Karyn Polito
/s/ Eric S. Rosengren	Director	February 28, 2024
Eric S. Rosengren
/s/ Michael A. Zaitzeff	Director	February 28, 2024
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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

/s/ Nitin J. Mhatre	/s/ R. David Rosato
Nitin J. Mhatre	R. David Rosato
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
February 28, 2024	February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income/(loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on loans

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

New York, New York
February 28, 2024

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$148,148	$145,342
Short-term investments	1,055,096	540,013
Total cash and cash equivalents	1,203,244	685,355

Trading security	6,142	6,708
Marketable equity securities, at fair value	13,029	12,856
Securities available for sale, at fair value	1,022,285	1,423,200
Securities held to maturity (fair values of $476,228 in 2023 and $507,464 in 2022)	543,351	583,453
Federal Home Loan Bank stock and other restricted securities	22,689	7,219
Total securities	1,607,496	2,033,436
Less: Allowance for credit losses on investment	(68)	(91)
Net Securities	1,607,428	2,033,345

Loans held for sale	2,237	4,311

Total loans	9,039,686	8,335,309
Less: Allowance for credit losses on loans	(105,357)	(96,270)
Net loans	8,934,329	8,239,039

Premises and equipment, net	68,915	85,217
Other intangible assets	19,664	24,483
Cash surrender value of bank-owned life insurance	242,309	238,919
Other assets	341,757	348,935
Assets held for sale	10,938	3,260
Total assets	$12,430,821	$11,662,864

Liabilities
Demand deposits	$2,469,164	$2,852,127
NOW and other deposits	858,644	1,054,596
Money market deposits	3,565,516	3,723,570
Savings deposits	1,053,810	1,063,269
Time deposits	2,686,250	1,633,707
Total deposits	10,633,384	10,327,269
Short-term debt	260,000	—
Long-term Federal Home Loan Bank advances	125,223	4,445
Subordinated notes	121,363	121,064
Total borrowings	506,586	125,509
Other liabilities	278,630	256,024
Total liabilities	11,418,600	10,708,802
(continued)

	December 31,
(In thousands, except share data)	2023	2022
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 43,500,872 shares outstanding in 2023; 100,000,000 shares authorized; 51,903,190 shares issued, and 44,361,222 shares outstanding in 2022)	$528	$528
Additional paid-in capital - common stock	1,423,273	1,424,183
Unearned compensation	(10,109)	(8,598)
Retained (deficit)	(33,136)	(71,428)
Accumulated other comprehensive (loss)	(143,016)	(181,052)
Treasury stock, at cost (8,402,318 shares in 2023 and 7,541,968 shares in 2022)	(225,319)	(209,571)
Total shareholders’ equity	1,012,221	954,062
Total liabilities and shareholders’ equity	$12,430,821	$11,662,864
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Interest and dividend income
Loans	$512,535	$335,312	$282,164
Securities and other	63,764	51,945	46,901
Total interest and dividend income	576,299	387,257	329,065
Interest expense
Deposits	158,913	33,437	27,236
Borrowings and subordinated notes	48,339	9,223	10,663
Total interest expense	207,252	42,660	37,899
Net interest income	369,047	344,597	291,166
Non-interest income
Deposit related fees	34,155	32,026	29,813
Loan related fees	10,595	9,467	16,427
Gain on SBA loan sales	10,334	12,494	20,689
Insurance commissions and fees	—	—	7,003
Wealth management fees	10,197	10,008	10,530
Total fee income	65,281	63,995	84,462
Other	2,045	6,973	6,631
Fair value adjustments on securities	513	(2,037)	(787)
(Loss)/gain on sale of AFS securities	(25,057)	6	—
Gain on sale of business operations and assets, net	—	—	52,942
Total non-interest income	42,782	68,937	143,248
Total net revenue	411,829	413,534	434,414
Provision expense/(benefit) for credit losses	31,999	11,000	(500)
Non-interest expense
Compensation and benefits	159,281	152,741	150,589
Occupancy and equipment	35,718	37,638	41,782
Technology and communications	41,878	35,586	33,803
Marketing and promotion	5,377	5,103	2,749
Professional services	11,643	12,043	15,860
FDIC premiums and assessments	7,019	3,105	3,759
Other real estate owned and foreclosures	15	36	17
Amortization of intangible assets	4,820	5,134	5,200
Merger, restructuring and conversion related expenses	6,261	8,909	5,781
Other	29,496	28,421	26,353
Total non-interest expense	301,508	288,716	285,893
Income before income taxes	78,322	113,818	149,021
Income tax expense	8,724	21,285	30,357
Net income	$69,598	$92,533	$118,664

Basic earnings per share	$1.61	$2.03	$2.41
Diluted earnings per share	$1.60	$2.02	$2.39

Weighted average common shares outstanding:
Basic	43,288	45,564	49,240
Diluted	43,504	45,914	49,554
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contenets
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$69,598	$92,533	$118,664
Other comprehensive income/(loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	47,960	(235,081)	(46,794)
Changes in unrealized gains and losses on cash flow hedges	2,402	(6,667)	—
Changes in unrealized gains and losses on pension	316	1,674	993
Total other comprehensive income/(loss), before tax	50,678	(240,074)	(45,801)
Income taxes related to other comprehensive income/(loss):
Changes in unrealized gains and losses on securities available-for-sale	(11,928)	60,922	11,937
Changes in unrealized gains and losses on cash flow hedges	(630)	1,789	—
Changes in unrealized gains and losses on pension	(84)	(446)	(250)
Total income tax (expense)/benefit related to other comprehensive income/(loss)	(12,642)	62,265	11,687
Total other comprehensive income/(loss)	38,036	(177,809)	(34,114)
Total comprehensive income/(loss)	$107,634	$(85,276)	$84,550
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Unearned	Retained (deficit)	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2021	50,833	$528	$1,427,239	$(6,245)	$(233,344)	$30,871	$(31,276)	$1,187,773
Comprehensive income:
Net income	—	—	—	—	118,664	—	—	118,664
Other net comprehensive (loss)	—	—	—	—	—	(34,114)	—	(34,114)
Total comprehensive income	—	—	—	—	(118,664)	(34,114)	—	84,550
Cash dividends declared on common shares ($0.48 per share)	—	—	—	—	(24,553)	—	—	(24,553)
Treasury stock purchased	(2,500)	—	—	—	—	—	(68,712)	(68,712)
Forfeited shares	(113)	—	90	2,644	—	—	(2,734)	—
Exercise of stock options	20	—	—	—	(150)	—	567	417
Restricted stock grants	476	—	(3,898)	(9,625)	—	—	13,523	—
Stock-based compensation	—	—	—	4,170	—	—	—	4,170
Other, net	(49)	—	14	—	—	—	(1,224)	(1,210)
Balance at December 31, 2021	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive (loss):
Net income	—	—	—	—	92,533	—	—	92,533
Other net comprehensive (loss)	—	—	—	—	—	(177,809)	—	(177,809)
Total comprehensive (loss)	—	—	—	—	92,533	(177,809)	—	(85,276)
Cash dividends declared on common shares ($0.54 per share)	—	—	—	—	(24,527)	—	—	(24,527)
Treasury stock purchased	(4,485)	—	—	—	—	—	(124,519)	(124,519)
Forfeited shares	(98)	—	189	2,560	—	—	(2,749)	—
Exercise of stock options	12	—	—	—	(51)	—	321	270
Restricted stock grants	328	—	537	(9,440)	—	—	8,903	—
Stock-based compensation	—	—	—	7,338	—	—	—	7,338
Other, net	(63)	—	12	—	—	—	(1,671)	(1,659)
Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	69,598	—	—	69,598
Other net comprehensive income	—	—	—	—	—	38,036	—	38,036
Total comprehensive income	—	—	—	—	69,598	38,036	—	107,634
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared common shares ($0.72 per share)	—	—	—	—	(31,707)	—	—	(31,707)
Treasury stock purchased	(1,135)	—	—	—	—	—	(23,844)	(23,844)
Forfeited shares	(103)	—	(184)	2,657	—	—	(2,473)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	446	—	(568)	(11,666)	—	—	12,234	—
Stock-based compensation	—	—	—	7,498	—	—	—	7,498
Other, net	(68)	—	(158)	—	—	—	(1,665)	(1,823)
Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$69,598	$92,533	$118,664
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense/(benefit) for credit losses	31,999	11,000	(500)
Net amortization of securities	1,451	2,886	1,939
Change in unamortized net loan origination costs and premiums	764	3,312	(1,918)
Premises and equipment depreciation and amortization expense	8,445	9,576	11,035
Stock-based compensation expense	7,498	7,338	4,170
Accretion of purchase accounting entries, net	(716)	(1,637)	(6,577)
Amortization of other intangibles	4,820	5,134	5,200
Income from cash surrender value of bank-owned life insurance policies	(5,392)	(5,540)	(5,561)
Securities losses/(gains), net	24,544	2,031	787
(Gain) on SBA loan sales	(10,334)	(12,494)	(20,689)
Net change in loans held-for-sale	2,074	5,168	5,775
Loss on disposition of assets	—	—	2,811
Loss on sale of real estate	—	—	6
Amortization of interest in tax-advantaged projects	8,018	3,508	3,444
Gain on sale of business operations and other assets	—	—	(52,942)
Prepayment penalties on repayment of Federal Home Loan Bank advances	—	—	862
Net change in other	14,387	(12,076)	18,282
Net cash provided by operating activities	$157,156	$110,739	$84,788

Cash flows from investing activities:
Net decrease in trading security	860	818	776
Proceeds from sales of marketable equity securities	—	—	2,880
Purchases of securities available for sale	(44,586)	(478,940)	(804,616)
Proceeds from sales of securities available for sale	267,199	149,994	—
Proceeds from maturities, calls, and prepayments of securities available for sale	201,624	548,423	575,538
Purchases of securities held to maturity	(700)	(807)	(219,470)
Proceeds from maturities, calls, and prepayments of securities held to maturity	39,193	51,961	46,061
Net change in loans	(716,591)	(1,546,518)	1,283,210
Net change in Mid-Atlantic region loans held for sale	—	—	50,914
Proceeds from surrender of bank-owned life insurance	2,002	2,311	2,566
Purchase of Federal Home Loan Bank stock	(494,159)	(124,331)	—
Proceeds from sales of Federal Home Loan Bank stock	478,689	127,912	24,078
Net investment in limited partnership tax credits	(16,172)	(14,537)	(2,878)
Purchase of premises and equipment, net	(1,820)	(1,495)	(1,606)
Proceeds from sales of seasoned commercial loan portfolios	—	24,323	16,417
Proceeds from sales of other real estate owned	—	—	187
Cash outflows from sale of business operations and other assets	—	—	(352,814)
Net cash (used)/provided by investing activities	$(284,461)	$(1,260,886)	$621,243

(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from financing activities:
Net increase in deposits	$306,115	$258,316	$(154,052)
Net change in Mid-Atlantic region deposits held for sale	—	—	20,953
Proceeds from Federal Home Loan Bank advances and other borrowings	10,450,979	51,275	—
Repayments of Federal Home Loan Bank advances and other borrowings	(10,070,200)	(60,196)	(462,059)
Proceeds from issuance of subordinated debt	—	98,032	—
Repayment from calling of subordinated debt	—	(75,000)	—
Purchase of treasury stock	(23,844)	(124,519)	(68,712)
Exercise of stock options	—	270	417
Common and preferred stock cash dividends paid	(31,707)	(24,527)	(24,553)
Settlement of derivative contracts with financial institution counterparties	13,851	84,044	51,907
Net cash provided/(used) by financing activities	$645,194	$207,695	$(636,099)

Net change in cash and cash equivalents	517,889	(942,452)	69,932

Cash and cash equivalents at beginning of year	685,355	1,627,807	1,557,875

Cash and cash equivalents at end of year	1,203,244	685,355	1,627,807

Supplemental cash flow information:
Interest paid on deposits	$148,313	$32,782	$29,606
Interest paid on borrowed funds	46,584	9,043	11,385
Income taxes paid, net	12,307	28,439	14,816

Other non-cash changes:
Other net comprehensive income/(loss)	$38,036	$(177,809)	$(34,114)
Impact to retained earnings from adoption of ASU 2022-02	401	—	—
Premises and equipment reclassified to held-for-sale	8,714	1,380	4,577
Mid-Atlantic loans held-for-sale reclassified to portfolio loans, net	—	—	29,418
Mid-Atlantic deposits held-for-sale reclassified to deposits, net	—	—	7,197
Seasoned loan portfolios reclassified to held-for-sale, net	—	3,369	11,660
Held-for-sale loans reclassified to held-for-investment, net	—	606	—
Premium payable on cash flow hedges	—	2,296	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023, 2022, and 2021

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

Reclassification
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans
Loans are reported at their amortized cost. Amortized cost is the principal balance outstanding, net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased or acquired through mergers. Interest income is accrued on the unpaid principal balance. Interest income includes net accretion or amortization of deferred fees or costs and of premiums or discounts. Direct loan origination costs, net of any origination fees, in addition to premiums and discounts on loans, are deferred and recognized as an adjustment of the related loan yield using the interest method. Interest on loans, excluding automobile and unsecured consumer loans, is generally not accrued on loans which are ninety days or more past due unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Automobile and unsecured consumer loans generally continue accruing until one hundred and twenty days delinquent, at which time they are charged off. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income, except for certain loans designated as well-secured. The interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchase Credit Deteriorated ("PCD") Loans
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

Allowance for Credit Losses on Loans
The allowance for credit losses on loans (“ACLL”) is comprised of the allowance for credit losses on loans. The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

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

Commercial real estate multifamily, owner occupied and non-owner – Loans in this segment are primarily owner-occupied or income-producing properties throughout New England and Northeastern New York. The underlying cash flows generated by the properties may be more adversely affected by conditions in the real estate markets or in the general economy, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are not also included in the collective evaluation. Estimates of specific allowance may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the amortized cost in a loan that exceeds the fair value of the collateral is charged-off against the allowance for credit losses on loans in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

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

Capitalized Servicing Rights

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On September 1, 2021, the Company completed the sale of substantially all of the assets, and the assumption of certain liabilities, of Berkshire Insurance Group, Inc. (“BIG”) to Brown & Brown of Massachusetts, LLC ("Buyer"), a Massachusetts limited liability company. This sale was made pursuant to the Asset Purchase Agreement dated August 24, 2021. The Buyer paid BIG an aggregate purchase price of $41.5 million, minus $1.6 million for executive goodwill purchase price payments paid by the Buyer at the Closing to certain executives of BIG. The Company recorded a $37.2 million pre-tax gain related to this sale in 2021, which is included in gain on sale of business operations and assets on the Consolidated Statements of Income.

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

The Company enters into commitments to lend with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed bonds to investors to hedge against the inherent interest rate and pricing risk associated with selling loans. The commitments to lend generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability. See Note 14 - Derivative Instruments and Hedging Activities to the financial statements for more information on commitments to lend and forward commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to the SI Financial acquisition in 2019, the Company inherited a tax-qualified defined benefit pension plan. The plan was frozen effective September 6, 2013. The plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

The ASU eliminates the troubled debt restructuring (“TDR”) accounting model that was adopted with Topic 326, “Financial Instruments – Credit Losses” and enhances disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU requires prospective disclosure of current-period gross write-offs by year of origination. Refer to Note 5 – Loans and Related Allowance for Credit Losses for the new financial statement disclosures applicable under this update.

Future Application of Accounting Pronouncements
In March 2023, the FASB issued ASU No. 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force).” The guidance is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying investments in low-income housing tax credit structures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating; however, the adoption removes amortization expense from non-interest income and moves to tax expense resulting in an increase to the effective tax rate.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires disclosure in the rate reconciliation table of additional categories of information and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating; however, the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. At year-end 2023 and 2022, there were no short-term investments pledged as collateral support for derivative financial contracts. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. As of December 31, 2023 and 2022, the reserve requirement was zero.

NOTE 3.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $6.2 million and $7.1 million and a fair value of $6.1 million and $6.7 million at year-end 2023 and 2022, respectively. Unrealized gains/(losses) recorded through income on this security totaled $0.3 million, ($0.8) million, and ($0.6) million for 2023, 2022, and 2021, respectively. As discussed further in Note 14 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.    SECURITIES

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2023
Securities available for sale
Debt securities:
U.S Treasuries	$7,980	$1	$—	$7,981	$—
Municipal bonds and obligations	64,788	494	(1,429)	63,853	—
Agency collateralized mortgage obligations	426,986	—	(79,112)	347,874	—
Agency mortgage-backed securities	492,633	2	(75,155)	417,480	—
Agency commercial mortgage-backed securities	174,879	—	(29,553)	145,326	—
Corporate bonds	43,291	34	(4,210)	39,115	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,211,212	598	(189,525)	1,022,285	—
Securities held to maturity
Municipal bonds and obligations	251,046	698	(16,987)	234,757	48
Agency collateralized mortgage obligations	112,929	—	(18,360)	94,569	—
Agency mortgage-backed securities	47,379	—	(8,052)	39,327	—
Agency commercial mortgage-backed securities	130,169	—	(24,368)	105,801	—
Tax advantaged economic development bonds	1,540	6	(60)	1,486	20
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	543,351	704	(67,827)	476,228	68

Marketable equity securities	15,035	—	(2,006)	13,029	—
Total	$1,769,598	$1,302	$(259,358)	$1,511,542	$68

December 31, 2022
Securities available for sale
Debt securities:
U.S Treasuries	$11,972	$1	$—	$11,973	$—
Municipal bonds and obligations	65,943	422	(3,030)	63,335	—
Agency collateralized mortgage obligations	631,732	—	(99,787)	531,945	—
Agency mortgage-backed securities	643,308	1	(96,996)	546,313	—
Agency commercial mortgage-backed securities	264,218	—	(35,750)	228,468	—
Corporate bonds	43,368	80	(2,938)	40,510	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,661,196	571	(238,567)	1,423,200	—
Securities held to maturity
Municipal bonds and obligations	266,793	691	(23,704)	243,780	66
Agency collateralized mortgage-backed securities	128,136	—	(20,420)	107,716	—
Agency mortgage-backed securities	50,958	—	(9,240)	41,718	—
Agency commercial mortgage-backed securities	135,206	—	(23,203)	112,003	—
Tax advantaged economic development bonds	2,069	8	(121)	1,956	25
Other bonds and obligations	291	—	—	291	—
Total securities held to maturity	583,453	699	(76,688)	507,464	91

Marketable equity securities	15,035	—	(2,179)	12,856	—
Total	$2,259,684	$1,270	$(317,434)	$1,943,520	$91

`

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2023 and 2022, accumulated net unrealized (losses) on AFS securities included in accumulated other comprehensive income/(loss) were losses of $188.9 million and $238.0 million, respectively. At year-end 2023, there was no accumulated net unrealized gain on securities reclassified from AFS to HTM included in accumulated other comprehensive income/(loss). At year-end 2022, accumulated net unrealized gains on the securities reclassified from AFS to HTM included in accumulated other comprehensive income/(loss) was $1.1 million. The year-end 2023 and 2022 related income tax benefit of $49.4 million and $61.3 million, respectively, was also included in accumulated other comprehensive (loss).

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
Provision (benefit) for credit losses	(18)	(5)	(23)
Balance at December 31, 2023	$48	$20	$68

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
Provision (benefit) for credit losses	(4)	(10)	(14)
Balance at December 31, 2022	$66	$25	$91

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2020	$64	$40	$104
Provision expense/(benefit) for credit losses	6	(5)	1
Balance at December 31, 2021	$70	$35	$105

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

As of December 31, 2023, none of the Company's investment securities were delinquent or in nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2023 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$8,290	$8,292	$410	$410
Over 1 year to 5 years	11,205	11,083	1,802	1,797
Over 5 years to 10 years	55,843	51,922	35,956	35,883
Over 10 years	41,376	40,308	214,706	198,441
Total bonds and obligations	116,714	111,605	252,874	236,531
Mortgage-backed securities	1,094,498	910,680	290,477	239,697
Total	$1,211,212	$1,022,285	$543,351	$476,228

At year-end 2023 and 2022, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB and Federal Reserve Bank of Boston, as discussed further in Note 10 - Borrowed Funds.

	2023		2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$9,780	$9,633	$11,972	$11,973
Securities pledged for municipal deposits	289,740	250,979	304,741	276,804
Total	$299,520	$260,612	$316,713	$288,777

Proceeds from the sale of AFS securities totaled $267 million in 2023. Proceeds from the sale of AFS securities totaled $150 million in 2022. During 2021, there were no sales of AFS securities. The (loss)/gain for the sale of AFS securities were reclassified out of accumulated other comprehensive (loss) and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of marketable equities are as follows:

(In thousands)	2023	2022	2021
Gross recognized gains	$1,199	$72	$108
Gross recognized losses	(26,083)	(2,009)	(550)
Net recognized (losses)	$(24,884)	$(1,937)	$(442)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76	$9,326	$1,353	$22,739	$1,429	$32,065
Agency collateralized mortgage obligations	—	—	79,112	347,874	79,112	347,874
Agency mortgage-backed securities	1	22	75,154	417,151	75,155	417,173
Agency commercial mortgage-back securities	—	—	29,553	145,326	29,553	145,326
Corporate bonds	457	6,543	3,753	31,690	4,210	38,233
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$534	$15,891	$188,991	$965,075	$189,525	$980,966
Securities held to maturity
Municipal bonds and obligations	229	28,895	16,758	92,063	16,987	120,958
Agency collateralized mortgage obligations	1	21	18,359	94,548	18,360	94,569
Agency mortgage-backed securities	—	—	8,052	39,327	8,052	39,327
Agency commercial mortgage-back securities	—	—	24,368	105,801	24,368	105,801
Tax advantaged economic development bonds	—	—	60	922	60	922
Total securities held to maturity	230	28,916	67,597	332,661	67,827	361,577
Total	$764	$44,807	$256,588	$1,297,736	$257,352	$1,342,543

December 31, 2022
Securities available for sale
Debt securities:
Municipal bonds and obligations	$2,406	$36,696	$624	$2,763	$3,030	$39,459
Agency collateralized mortgage obligations	23,052	247,509	76,735	284,434	99,787	531,943
Agency mortgage-backed securities	3,124	37,540	93,872	508,683	96,996	546,223
Agency commercial mortgage-backed securities	9,885	96,396	25,865	132,043	35,750	228,439
Corporate bonds	1,709	25,657	1,229	9,929	2,938	35,586
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$40,176	$443,798	$198,391	$938,147	$238,567	$1,381,945
Securities held to maturity
Municipal bonds and obligations	5,476	125,494	18,228	38,341	23,704	163,835
Agency collateralized mortgage obligations	2,734	49,539	17,686	58,177	20,420	107,716
Agency mortgage-backed securities	300	2,419	8,940	39,299	9,240	41,718
Agency commercial mortgage-back securities	447	9,713	22,756	102,290	23,203	112,003
Tax advantaged economic development bonds	1	142	120	1,008	121	1,150
Total securities held to maturity	8,958	187,307	67,730	239,115	76,688	426,422
Total	$49,134	$631,105	$266,121	$1,177,262	$315,255	$1,808,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2023, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2023:

AFS municipal bonds and obligations
At year-end 2023, 35 out of 92 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2023. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2023, 197 out of 199 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 18.5% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2023. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2023, 119 out of 123 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 15.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2023. All securities are performing.

AFS corporate bonds
At year-end 2023, 14 out of 15 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 9.9% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At year-end 2023, 2 out of 3 securities in the Company’s portfolio of other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 18.3% of the amortized cost of securities in unrealized loss positions. The securities are all investment grade rated, and there were no material underlying credit downgrades during 2023. All securities are performing.

HTM municipal bonds and obligations
At year-end 2023, 96 out of 173 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.3% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2023. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM collateralized mortgage obligations
At year-end 2023, 12 out of 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 16.3% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2023. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2023, 17 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 18.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2023. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2023, 1 out of 2 securities in the Company’s portfolio of tax-advantaged economic development bonds was in an unrealized loss position. Aggregate unrealized losses represented 6.1% of the amortized cost of securities in unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTE 5. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	December 31, 2023	December 31, 2022
Construction	$640,371	$319,452
Commercial multifamily	599,145	620,088
Commercial real estate owner occupied	628,646	640,489
Commercial real estate non-owner occupied	2,606,409	2,496,237
Commercial and industrial	1,359,249	1,445,236
Residential real estate	2,760,312	2,312,447
Home equity	224,223	227,450
Consumer other	221,331	273,910
Total loans	$9,039,686	$8,335,309

Allowance for credit losses	105,357	96,270
Net loans	$8,934,329	$8,239,039

As of December 31, 2023 and 2022, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $3.0 million and $5.8 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

In 2023, the Company purchased loans aggregating $649 million and sold loans aggregating $255 million. In 2022, the Company purchased loans aggregating $718 million and sold loans aggregating $366 million. In 2021, the Company purchased loans aggregating $211 million and sold loans aggregating $560 million. Net gains on sales of loans were $10.3 million, $12.5 million, and $20.7 million for the years 2023, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $2.2 billion, or 24.0%, and $1.9 billion, or 22.7% of total loans in 2023 and 2022, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2023 or 2022.

As of December 31, 2023 and December 31, 2022, the Company had no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2023 and December 31, 2022 totaled $3.8 million and $3.0 million, respectively, including sold loans serviced by the Company.

At year-end 2023 and 2022, the Company had pledged loans totaling $1.3 billion and $0.8 billion, respectively, to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 10 - Borrowed Funds.

At year-end 2023 and 2022, the Company’s commitments outstanding to related parties totaled $1.5 million and $1.5 million, respectively, and the loans outstanding against these commitments totaled $0.8 million and $0.8 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2023 and 2022, all related party loans were performing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses on Loans
The Allowance for Credit Losses on Loans (“ACLL”) is comprised of the allowance for credit losses on loans, and the allowance for unfunded commitments is accounted for as a separate liability in other liabilities on the Consolidated Balance Sheets. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
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
•the effect of other economic factors such as economic stimulus and customer forbearance programs (when applicable).
The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses on loans for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was as follows:

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2023
Construction	$1,227	$—	$(1)	$—	$1,659	$2,885
Commercial multifamily	1,810	—	—	6	659	2,475
Commercial real estate owner occupied	10,739	24	(489)	1,139	(1,970)	9,443
Commercial real estate non-owner occupied	30,724	—	(65)	204	7,358	38,221
Commercial and industrial	18,743	(23)	(17,872)	2,659	15,095	18,602
Residential real estate	18,666	2	(313)	610	657	19,622
Home equity	2,173	—	(88)	519	(589)	2,015
Consumer other	12,188	(404)	(10,429)	1,586	9,153	12,094
Total allowance for credit losses	$96,270	$(401)	$(29,257)	$6,723	$32,022	$105,357

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2022
Construction	$3,206	$—	$—	$(1,979)	$1,227
Commercial multifamily	6,120	(94)	112	(4,328)	1,810
Commercial real estate owner occupied	12,752	(687)	702	(2,028)	10,739
Commercial real estate non-owner occupied	32,106	(5,894)	1,549	2,963	30,724
Commercial and industrial	22,584	(18,447)	3,050	11,556	18,743
Residential real estate	22,406	(555)	1,019	(4,204)	18,666
Home equity	4,006	(166)	283	(1,950)	2,173
Consumer other	2,914	(2,215)	505	10,984	12,188
Total allowance for credit losses	$106,094	$(28,058)	$7,220	$11,014	$96,270

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2021
Construction	$5,111	$—	$—	$(1,905)	$3,206
Commercial multifamily	5,916	(404)	157	451	$6,120
Commercial real estate owner occupied	12,380	(1,640)	204	1,808	$12,752
Commercial real estate non-owner occupied	35,850	(14,557)	2,522	8,291	$32,106
Commercial and industrial	25,013	(10,841)	4,565	3,847	$22,584
Residential real estate	28,491	(1,664)	1,767	(6,188)	$22,406
Home equity	6,482	(334)	335	(2,477)	$4,006
Consumer other	8,059	(1,578)	761	(4,328)	2,914
Total allowance for credit losses	$127,302	$(31,018)	$10,311	$(501)	$106,094

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on the Consolidated Balance Sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Total
Balance at December 31, 2022	$8,588
Expense for credit losses	668
Balance at December 31, 2023	$9,256

(In thousands)	Total
Balance at December 31, 2021	$7,043
Release of expense for credit losses	1,545
Balance at December 31, 2022	$8,588

(In thousands)	Total
Balance at December 31, 2020	$7,629
Release of expense for credit losses	(586)
Balance at December 31, 2021	$7,043

Credit Quality Information
The Company monitors the credit quality of its portfolio by using internal risk ratings that are based on regulatory guidance. Loans that are given a Pass rating are not considered a problem credit. Loans that are classified as Special Mention loans are considered to have potential weaknesses and are evaluated closely by management. Substandard, including nonaccruing loans, are loans for which a definitive weakness has been identified and which may make full collection of contractual cash flows questionable. Doubtful loans are those with identified weaknesses that make full collection of contractual cash flows, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

For commercial credits, the Company assigns an internal risk rating at origination and reviews the rating annually, semiannually, or quarterly depending on the risk rating. The rating is also reassessed at any point in time when management becomes aware of information that may affect the borrower’s ability to fulfill their obligations.

The Company risk rates its residential mortgages, including 1-4 family and residential construction loans, based on a three rating system: Pass, Special Mention, and Substandard. Loans that are current within 59 days are rated Pass. Residential mortgages that are 60-89 days delinquent are rated Special Mention. Loans delinquent for 90 days or greater are rated Substandard and generally placed on nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Risk rating
Pass	$104,507	$346,419	$138,802	$29,176	$2,545	$1,098	$—	$—	$622,547
Special Mention	—	—	512	—	—	—	—	—	512
Substandard	—	—	17,312	—	—	—	—	—	17,312
Total	$104,507	$346,419	$156,626	$29,176	$2,545	$1,098	$—	$—	$640,371

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$16,020	$216,477	$56,817	$26,566	$94,733	$179,923	$377	$—	$590,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	242	2,554	—	5,436	—	—	8,232
Total	$16,020	$216,477	$57,059	$29,120	$94,733	$185,359	$377	$—	$599,145

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489
Risk rating
Pass	$97,271	$120,327	$122,151	$37,914	$70,393	$165,224	$2,653	$—	$615,933
Special Mention	—	—	424	222	—	788	—	—	1,434
Substandard	—	—	81	47	4,703	6,448	—	—	11,279
Total	$97,271	$120,327	$122,656	$38,183	$75,096	$172,460	$2,653	$—	$628,646

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$65	$—	$—	$65
Risk rating
Pass	$404,687	$591,897	$385,247	$135,134	$277,870	$736,566	$4,553	$—	$2,535,954
Special Mention	—	—	—	229	19,465	726	—	—	20,420
Substandard	—	—	—	6,814	13,483	29,738	—	—	50,035
Total	$404,687	$591,897	$385,247	$142,177	$310,818	$767,030	$4,553	$—	$2,606,409

Commercial and industrial:
Current period gross write-offs	$—	$1,154	$863	$2,763	$1,496	$9,283	$2,313	$—	$17,872
Risk rating
Pass	$142,946	$203,126	$118,191	$69,722	$39,437	$112,770	$554,153	$—	$1,240,345
Special Mention	526	23,149	3,735	1,621	610	1,353	35,244	—	66,238
Substandard	432	761	11,702	1,135	3,785	12,538	22,313	—	52,666
Total	$143,904	$227,036	$133,628	$72,478	$43,832	$126,661	$611,710	$—	$1,359,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313
Risk rating
Pass	$599,124	$973,031	$266,055	$88,302	$66,837	$755,372	$81	$—	$2,748,802
Special Mention	—	—	—	—	140	664	—	—	804
Substandard	—	129	1,176	379	574	8,448	—	—	10,706
Total	$599,124	$973,160	$267,231	$88,681	$67,551	$764,484	$81	$—	$2,760,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Construction
Risk rating
Pass	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$153,393	$133,708	$25,634	$3,432	$1,361	$1,924	$—	$—	$319,452

Commercial multifamily:
Risk rating
Pass	$205,124	$61,032	$27,583	$100,696	$67,675	$149,633	$205	$—	$611,948
Special Mention	—	—	2,628	—	—	—	—	—	2,628
Substandard	—	—	—	—	5,512	—	—	—	5,512
Total	$205,124	$61,032	$30,211	$100,696	$73,187	$149,633	$205	$—	$620,088

Commercial real estate owner occupied:
Risk rating
Pass	$131,096	$127,270	$58,835	$82,576	$75,322	$154,056	$3,464	$—	$632,619
Special Mention	—	—	387	—	—	—	—	—	387
Substandard	1,003	122	31	282	1,056	4,989	—	—	7,483
Total	$132,099	$127,392	$59,253	$82,858	$76,378	$159,045	$3,464	$—	$640,489

Commercial real estate non-owner occupied:
Risk rating
Pass	$621,685	$410,359	$175,456	$333,783	$313,124	$530,322	$17,846	$—	$2,402,575
Special Mention	—	—	—	—	20,000	18,462	—	—	38,462
Substandard	—	—	7,237	13,623	15,610	18,730	—	—	55,200
Total	$621,685	$410,359	$182,693	$347,406	$348,734	$567,514	$17,846	$—	$2,496,237

Commercial and industrial:
Risk rating
Pass	$282,781	$147,070	$56,880	$67,975	$83,223	$99,367	$648,956	$—	$1,386,252
Special Mention	—	5,811	1,290	1,332	11,502	912	2,632	—	23,479
Substandard	204	496	3,640	8,139	1,981	2,799	10,581	—	27,840
Doubtful	—	—	—	—	—	56	7,609	—	7,665
Total	$282,985	$153,377	$61,810	$77,446	$96,706	$103,134	$669,778	$—	$1,445,236

Residential real estate
Risk rating
Pass	$997,981	$280,308	$96,548	$70,845	$138,894	$713,744	$165	$—	$2,298,485
Special Mention	—	364	—	861	202	707	—	—	2,134
Substandard	—	284	448	267	1,857	8,972	—	—	11,828
Total	$997,981	$280,956	$96,996	$71,973	$140,953	$723,423	$165	$—	$2,312,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88
Payment performance
Performing	$—	$—	$—	$439	$—	$2,614	$220,209	$—	$223,262
Nonperforming	—	—	—	—	—	—	961	—	961
Total	$—	$—	$—	$439	$—	$2,614	$221,170	$—	$224,223

Consumer other:
Current period gross write-offs	$109	$8,843	$1,149	$11	$78	$239	$—	$—	$10,429
Payment performance
Performing	$49,588	$108,284	$19,679	$5,843	$7,054	$19,587	$10,614	$—	$220,649
Nonperforming	77	104	47	26	110	284	34	—	682
Total	$49,665	$108,388	$19,726	$5,869	$7,164	$19,871	$10,648	$—	$221,331

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Home equity:
Payment performance
Performing	$—	$114	$454	$—	$—	$17	$224,746	$—	$225,331
Nonperforming	—	—	—	—	—	—	2,119	—	2,119
Total	$—	$114	$454	$—	$—	$17	$226,865	$—	$227,450

Consumer other:
Payment performance
Performing	$161,157	$28,279	$8,312	$12,670	$27,608	$24,682	$9,070	$—	$271,778
Nonperforming	588	137	44	280	477	567	39	—	2,132
Total	$161,745	$28,416	$8,356	$12,950	$28,085	$25,249	$9,109	$—	$273,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about total loans rated Special Mention or lower at December 31, 2023 and December 31, 2022. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	December 31, 2023	December 31, 2022
Nonaccrual	$21,407	$31,114
Substandard Accruing	131,689	88,665
Total Classified	153,096	119,779
Special Mention	91,502	68,127
Total Criticized	$244,598	$187,906

The following is a summary of loans by past due status at December 31, 2023 and December 31, 2022:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Construction	$—	$—	$—	$—	$640,371	$640,371
Commercial multifamily	5,436	187	—	5,623	593,522	599,145
Commercial real estate owner occupied	581	286	804	1,671	626,975	628,646
Commercial real estate non-owner occupied	139	251	3,798	4,188	2,602,221	2,606,409
Commercial and industrial	2,749	689	8,769	12,207	1,347,042	1,359,249
Residential real estate	5,669	943	10,687	17,299	2,743,013	2,760,312
Home equity	707	498	1,281	2,486	221,737	224,223
Consumer other	2,363	1,642	1,606	5,611	215,720	221,331
Total	$17,644	$4,496	$26,945	$49,085	$8,990,601	$9,039,686

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2022
Construction	$—	$—	$—	$—	$319,452	$319,452
Commercial multifamily	—	214	—	214	619,874	620,088
Commercial real estate owner occupied	122	—	3,302	3,424	637,065	640,489
Commercial real estate non-owner occupied	143	—	191	334	2,495,903	2,496,237
Commercial and industrial	1,173	1,438	18,658	21,269	1,423,967	1,445,236
Residential real estate	3,694	2,134	11,724	17,552	2,294,895	2,312,447
Home equity	168	57	2,119	2,344	225,106	227,450
Consumer other	1,990	1,028	2,158	5,176	268,734	273,910
Total	$7,290	$4,871	$38,152	$50,313	$8,284,996	$8,335,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	605	285	199	—
Commercial real estate non-owner occupied	3,798	45	—	—
Commercial and industrial	8,665	5,586	104	—
Residential real estate	6,696	2,796	3,991	—
Home equity	961	122	320	—
Consumer other	682	—	924	—
Total	$21,407	$8,834	$5,538	$—
The commercial and industrial loans nonaccrual amortized cost as of December 31, 2023 included medallion loans with a fair value of $0.4 million and a contractual balance of $8.8 million.

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2023
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	650	—	—
Commercial real estate non-owner occupied	342	—	—
Commercial and industrial	4,788	—	944
Residential real estate	5,035	—	—
Home equity	135	—	—
Consumer other	40	—	—
Total loans	$10,990	$—	$944

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2022
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	2,793	—	—
Commercial real estate non-owner occupied	384	—	—
Commercial and industrial	288	—	16,931
Residential real estate	3,910	—	—
Home equity	501	—	—
Consumer other	2	—	—
Total loans	$7,878	$—	$16,931

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

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Year ended December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	222	—	—	—	0.04
Commercial real estate non-owner occupied	—	—	11,454	—	—	3,600	0.58
Commercial and industrial	—	34	16,005	—	—	9	1.18%
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$34	$27,681	$—	$—	$3,609	0.35%

The Company has committed to lend additional amounts totaling $7.8 million to the borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
December 31, 2023
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	34	—	—	34
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$34	$—	$—	$34

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Years ended December 31, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	0.05	16
Commercial and industrial	—	1.25	23
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

There were no loans that had a payment default during the years ended December 31, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2023	2022	Estimated Useful Life
Land	$12,525	$15,536	N/A
Buildings and improvements	89,222	99,977	5 - 39 years
Furniture and equipment	64,290	63,554	3 - 7 years
Construction in process	327	1,147
Premises and equipment, gross	166,364	180,214
Accumulated depreciation and amortization	(97,449)	(94,997)
Premises and equipment, net	$68,915	$85,217

Depreciation and amortization expense for the years 2023, 2022, and 2021 amounted to $8.4 million, $9.6 million, and $11.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7.    OTHER INTANGIBLES

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2023
Non-maturity deposits (core deposit intangible)	$77,213	$(58,965)	$18,248
All other intangible assets	7,866	(6,450)	1,416
Total	$85,079	$(65,415)	$19,664

December 31, 2022
Non-maturity deposits (core deposit intangible)	$77,213	$(54,618)	$22,595
All other intangible assets	7,866	(5,978)	1,888
Total	$85,079	$(60,596)	$24,483

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $4.8 million in 2023, $5.1 million in 2022, and $5.2 million in 2021.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2023 is as follows: 2024- $4.6 million; 2025- $4.5 million; 2026- $4.5 million; 2027- $3.6 million; 2028 - $1.8 million; and thereafter- $0.7 million. For the years 2023, 2022, and 2021, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2023	2022
Capitalized servicing rights	$12,095	$13,047
Accrued interest receivable	53,096	46,868
Accrued federal and state tax receivable	33,564	34,386
Right-of-use assets	47,348	46,411
Derivative assets	45,668	54,241
Deferred tax asset	110,068	118,331
Other	39,918	35,651
Total other assets	$341,757	$348,935

The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. At years end 2023, 2022, and 2021, loans sold and serviced for others amounted to $1.4 billion, $1.5 billion, and $1.6 billion, respectively. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. For the years 2023, 2022, and 2021, contractually specified servicing fees were $6.7 million, $5.5 million, and $8.0 million, respectively, and are included as a component of loan related fees within non-interest income. Refer to Note 19 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2023.

Servicing rights activity was as follows:

(In thousands)	2023	2022	2021
Balance at beginning of year	$13,047	$16,022	$16,348
Additions	2,892	3,119	4,568
Amortization	(4,330)	(4,590)	(4,921)
Payoffs	(952)	(958)	—
Allowance adjustment	1,438	(546)	27
Balance at end of year	$12,095	$13,047	$16,022
(1)As of December 31, 2023 and December 31, 2022, the servicing rights included in the total balance accounted for at fair value were $1.5 million and $1.8 million, respectively.

At December 31, 2023, the fair value of servicing rights was $16.6 million. At December 31, 2022, the fair value of servicing rights was $16.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2023	2022
Maturity date:
Within 1 year	$2,364,280	$912,756
Over 1 year to 2 years	270,630	606,856
Over 2 years to 3 years	26,039	68,984
Over 3 years to 4 years	9,020	28,441
Over 4 years to 5 years	9,864	15,835
Over 5 years	6,417	835
Total	$2,686,250	$1,633,707
Account balances:
Less than $100,000	$724,911	$549,265
$100,000 through $250,000	1,276,175	642,600
$250,000 or more	685,164	441,842
Total	$2,686,250	$1,633,707

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $524.4 million and $120.9 million at December 31, 2023 and December 31, 2022, respectively. Also included in total deposits are reciprocal deposits of $110.2 million and $71.1 million at December 31, 2023 and December 31, 2022, respectively, as well as related party deposits of $25.0 million and $22.3 million at December 31, 2023 and December 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.    BORROWED FUNDS

Borrowed funds at December 31, 2023 and 2022 are summarized, as follows:

	2023		2022
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$260,000	5.54%	$—	—%
Total short-term borrowings:	260,000	5.54	—	—
Long-term borrowings:
Advances from the FHLBB	125,223	4.80	4,445	0.71
Subordinated notes	98,335	5.50	98,089	5.50
Junior subordinated borrowing - Trust I	15,464	7.49	15,464	6.54
Junior subordinated borrowing - Trust II	7,564	7.35	7,511	6.47
Total long-term borrowings:	246,586	5.33	125,509	5.52
Total	$506,586	5.44%	$125,509	5.52%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2023 and December 31, 2022. The Bank's available borrowing capacity with the FHLB was $2.5 billion and $1.5 billion for the periods ended December 31, 2023 and December 31, 2022, respectively. The Company was in compliance with all debt covenants as of December 31, 2023.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2023 and December 31, 2022. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.5 billion and $0.6 billion for the periods ended December 31, 2023 and December 31, 2022, respectively.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at December 31, 2023. The advances outstanding at December 31, 2023 included amortizing advances totaling $4.2 million. There were no callable advances outstanding at December 31, 2022. The advances outstanding at December 31, 2022 included amortizing advances totaling $4.4 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLBB advances at year-end 2023 is as follows:

	2023
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2024	$290,010	5.48%
2025	90,000	5.01
2026	521	2.20
2027	158	2.00
2028 and beyond	4,534	0.34
Total FHLBB advances	$385,223	5.30%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2023 and December 31, 2022.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.7 million for unamortized debt issuance costs as of December 31, 2023.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 7.49% and 6.54% at December 31, 2023 and December 31, 2022, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 7.35% and 6.47% at December 31, 2023 and December 31, 2022. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2023	2022
Derivative liabilities	$75,957	$97,030
Collateral on interest rate swaps	25,520	—
Finance lease liabilities	8,681	9,306
Employee benefits liability	43,042	45,175
Operating lease liabilities	53,026	53,736
Accrued interest payable	13,766	1,610
Customer transaction clearing accounts	12,366	5,758
Allowance for credit losses on unfunded commitments	9,256	8,588
Other	37,016	34,821
Total other liabilities	$278,630	$256,024

46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2023, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,729	$5,328
Service Cost	59	68
Interest cost	186	141
Actuarial loss	(20)	(1,508)
Benefits paid	(250)	(263)
Settlements	(62)	(37)
Projected benefit obligation at end of year	3,642	3,729
Accumulated benefit obligation	3,642	3,729

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	4,683	5,962
Actual return on plan assets	628	(979)
Contributions by employer	—	—
Benefits paid	(250)	(263)
Settlements	(62)	(37)
Fair value of plan assets at end of year	4,999	4,683

(Overfunded) status	$(1,357)	$(954)

Amounts Recognized on Consolidated Balance Sheets
Other assets	$1,357	$954
Other liabilities	—	—

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2023	2022	2021
Service Cost	$59	$68	$59
Interest Cost	186	141	140
Expected return on plan assets	(295)	(376)	(410)
Amortization of unrecognized actuarial loss	6	11	103
Net periodic pension (credit)	$(44)	$(156)	$(108)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2023	2022	2021
Amortization of actuarial (loss)	$(6)	$(11)	$(103)
Actuarial (gain)	(353)	(154)	(495)
Settlement charge	—	—	(58)
Total recognized in accumulated other comprehensive income	(359)	(165)	(656)
Total recognized in net periodic pension cost recognized and other comprehensive income	$(403)	$(321)	$(764)

The amounts in accumulated other comprehensive income/(loss) that have not yet been recognized as components of net periodic benefit cost are a net loss of $0.1 million, $0.5 million, and $0.7 million in 2023, 2022 and 2021, respectively.

The Company did not make any cash contributions to the pension trust during 2023 and 2022. The Company does not expect to make any cash contributions in 2024. There is no gain/loss expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year.

The principal actuarial assumptions used are as follows:

	December 31,
	2023	2022	2021
Projected benefit obligation
Discount rate	4.99%	5.21%	2.73%
Net periodic pension cost
Discount rate	5.21%	2.73%	2.35%
Long term rate of return on plan assets	6.50%	6.50%	7.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2023 and December 31, 2022. During 2023, the Plan's equity mutual funds and fixed income mutual funds were transferred to Level 1 from Level 2 because they are actively traded and quoted prices were available. The Plan did not hold any assets classified as Level 3.

	December 31, 2023
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,357	$1,357	$—
Mid-Cap	364	364	—
Small-Cap	386	386	—
International	828	828	—
Fixed Income Mutual Funds:
Intermediate Duration	1,674	1,674	—
Equity Common/Collective Trusts:
Large-Cap	336	—	336
Cash Equivalents - money market	54	54	—
Total	$4,999	$4,663	$336

	December 31, 2022
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,441	$—	$1,441
Mid-Cap	383	—	383
Small-Cap	318	—	318
International	814	—	814
Fixed Income - US Core	1,167	—	1,167
Intermediate Duration	396	—	396
Cash Equivalents - money market	164	72	92
Total	$4,683	$72	$4,611

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2023 are as follows:

Year	Payments (In thousands)
2024	277
2025	271
2026	264
2027	258
2028 - 2033	1,551

Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), a tax-qualified defined benefit pension plan. The DB Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The DB Plan was frozen effective September 6, 2013. The Company made contributions of $136 thousand in 2023. As of July 1, 2023, the DB Plan held assets with a market value of $4.1 million and liabilities with a market value of $5.4 million. The funded status (market value of plan assets divided by funding target) of the DB Plan, was 80% as of July 1, 2023, as required by federal and state regulations. Market value of the DB Plan's assets reflects contributions received through June 30, 2023. There are no collective bargaining agreements in place that require contributions to the DB Plan by the Company. The DB Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

The Company also has an executive long-term care (“LTC”) postretirement benefit plan which started August 1, 2014. The LTC plan reimburses executives for certain costs in the event of a future chronic illness. Funding of the plan comes from Company paid insurance policies or direct payments. At the plan’s inception, a $558 thousand benefit obligation was recorded against equity representing the prior service cost of plan participants.

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2023	2022
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,215	$4,521
Service Cost	7	12
Interest cost	166	122
Participant contributions	—	—
Actuarial loss	58	(1,396)
Benefits paid	(140)	(44)
Accumulated post-retirement benefit obligation at end of year	$3,306	$3,215

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	140	44
Contributions by participant	—	—
Benefits paid	(140)	(44)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$3,306	$3,215

Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2023	2022	2021
Service cost	$7	$12	$13
Interest costs	166	122	113
Amortization of net prior service credit	83	83	83
Amortization of net actuarial loss	(64)	30	55
Net periodic post-retirement costs	$192	$247	$264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2023	2022	2021
Amortization of prior service credit	$(83)	$(83)	$(83)
Net actuarial (gain)	(1,148)	(1,426)	(253)
Total recognized in accumulated other comprehensive income	(1,231)	(1,509)	(336)
Accrued post-retirement liability recognized	$3,306	$3,215	$4,521

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2023	2022	2021
Net prior service cost	$1,075	$1,159	$1,242
Net actuarial (gain)/loss	(690)	(812)	615
Total recognized in accumulated other comprehensive income	$385	$347	$1,857

The amount expected to be amortized from other comprehensive income/(loss) into net periodic postretirement cost over the next fiscal year is $60 thousand.

The discount rates used in the measurement of the postretirement plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Above Median FTSE Pension Discount Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 4.98% and 5.12% as of December 31, 2023 and December 31, 2022, respectively. The Company has fixed contributions, therefore, the annual rate of increase in healthcare costs is not used in measuring the accumulated post-retirement benefit medical obligation.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2023 are as follows:

Year	Payments (In thousands)
2024	115
2025	112
2026	108
2027	111
2028 - 2033	1,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expenses related to the plan were $3.1 million in 2023, $2.9 million in 2022, and $3.2 million in 2021.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2023 and 2022, the accrued liability for these SERPs was $16.7 million and $19.4 million, respectively. SERP (benefit)/expense was $(1.0) million in 2023, $2.0 million in 2022, and $2.0 million in 2021, and is recognized over the required service period.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $7.0 million as of year-end 2023 and $7.9 million as of year-end 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2023, 2022, and 2021 were, as follows:

(In thousands)	2023	2022	2021
Current:
Federal tax expense	$5,596	$17,915	$17,340
State tax expense	7,497	6,831	7,580
Total current tax expense (1)	13,093	24,746	24,920
Deferred:
Federal tax (benefit)/expense	(2,658)	(2,274)	5,125
State tax (benefit)/expense	(1,711)	(1,187)	112
Total deferred tax (benefit)/expense	(4,369)	(3,461)	5,237
Change in valuation allowance	—	—	200
Income tax expense	$8,724	$21,285	$30,357
(1)    The Company recorded an additional $500 thousand benefit in 2021 resulting from the carryback of its 2020 NOL to recover federal income taxes paid in 2015 through 2018 (at a 35% federal income tax rate for years 2015 through 2017).

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$16,448	21.0%	$23,902	21.0%	$31,294	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4,570	5.8	4,459	3.9	6,077	4.1
Tax exempt income - investments, net	(3,611)	(4.6)	(3,515)	(3.1)	(3,475)	(2.3)
Bank-owned life insurance	(1,568)	(2.0)	(1,258)	(1.1)	(1,348)	(0.9)
Tax credits, net of basis reduction	(7,804)	(10.0)	(2,129)	(1.9)	(2,881)	(1.9)
Change in valuation allowance	—	—	—	—	200	0.1
Tax rate benefit on net operating loss carryback	—	—	—	—	(493)	(0.3)
Other, net	689	0.9	(174)	(0.1)	983	0.6
Effective tax rate	$8,724	11.1%	$21,285	18.7%	$30,357	20.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
As of December 31, 2023 and 2022, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$31,181	$28,312
Unrealized capital loss on tax credit investments	2,688	1,603
Net unrealized loss on securities available for sale, swaps, and pension in OCI	50,704	63,335
Employee benefit plans	12,102	11,659
Purchase accounting adjustments	4,587	4,342
Net operating loss carryforwards	202	503
Deferred loan fees	5,654	4,049
Lease liability	13,583	14,148
Premises and equipment	1,188	2,630
Nonaccrual interest	890	1,069
Intangible amortization	1,020	659
Other	2,337	1,778
Deferred tax assets, net before valuation allowances	126,136	134,087
Valuation allowance	(400)	(400)
Deferred tax assets, net of valuation allowances	$125,736	$133,687

Deferred tax liabilities:
Loan servicing rights	$(1,133)	$(1,212)
Unamortized tax credit reserve	(1,661)	(1,687)
Right-of-use asset	(12,874)	(12,457)
Deferred tax liabilities	$(15,668)	$(15,356)
Deferred tax assets, net	$110,068	$118,331

The Company’s net deferred tax asset decreased by $8.3 million during 2023 and $12.6 million of this change is related to unrealized losses in OCI.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2023 and 2022 were, as follows:

(in thousands)	2023	2022
State valuation allowances	$(400)	$(400)

The state tax valuation allowance, net of Federal benefit, was originally recorded in 2012, due to management's assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments (LPs) will not be realized. Management anticipates that the remaining excess state tax basis realized upon termination of these partnerships will be a capital loss upon disposition, and that capital loss may not be deductible in some of the Company's state tax jurisdictions.

The valuation allowance as of December 31, 2023 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Attributes
At December 31, 2023, the Company has $491 thousand of federal net operating loss carryforwards, the utilization of which are limited under Internal Revenue Code Section 382. These net operating losses begin to expire in 2029. The related deferred tax asset is $103 thousand.

State net operating loss carryforwards, net of valuation allowance described above, are expected to be utilized in the future and begin to expire in 2023. The related gross deferred tax asset is $99 thousand.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Unrecognized tax benefits at January 1	$1,042	$1,025	$516
Increase in gross amounts of tax positions related to prior years	782	17	509
Decrease in gross amounts of tax positions related to prior years	—	—	—
Decrease due to settlement with taxing authority	—	—	—
Decrease due to lapse in statute of limitations	—	—	—
Unrecognized tax benefits at December 31	$1,824	$1,042	$1,025

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. Other than open statutes of limitation pertaining specifically to the amended returns filed for 2015 through 2018 to claim 2020 NOL carryback refunds, the Company is no longer subject to examination for tax years prior to 2020 including any related income tax filings from its recent acquisitions. The Company has been selected for an income tax audit in the state of Connecticut for tax years 2019, 2020, and 2021, as well as an income tax audit in the state of Wisconsin for tax years 2018, 2019, and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2023, the Company held derivatives with a total notional amount of $4.8 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $4.0 billion and $11.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.6 billion, risk participation agreements with dealer banks of $376.6 million, and $2.2 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management, Capital and Compliance Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2023.

The Company had no pledged collateral to derivative counterparties in the form of cash at year-end 2023. The Company had pledged securities to derivative counterparties with an amortized cost of $9.8 million and a fair value of $9.6 million at year-end 2023. The Company had no pledged collateral to derivative counterparties in the form of cash at year-end 2022. The Company had pledged securities to derivative counterparties with an amortized cost of $12.0 million and a fair value of $12.0 million at year-end 2022. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2023 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2023			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	1.9	3.64%	5.35%	$—
Interest rate collars on commercial loans	200,000	2.5			1,658
Total cash flow hedges	800,000				1,658

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,202	5.9	5.82%	5.09%	$(172)
Interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	4.36%	6.27%	(63,865)
Reverse interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	6.27%	4.36%	32,053
Risk participation agreements with dealer banks	376,553	5.5			(18)
Forward sale commitments	2,207	0.2			21
Total economic hedges	3,976,086				(31,981)

Non-hedging derivatives:
Commitments to lend	11,104	0.2			34
Total non-hedging derivatives	11,104				34
Total	$4,787,190				$(30,289)
(1) Fair value estimates include the impact of $26.7 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2022 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2022			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$400,000	2.7	4.09%	3.51%	$—
Forward-starting interest rate swaps on commercial loans (1)	200,000	3.3	—%	3.90%	—
Interest rate collars on commercial loans	200,000	3.5			1,937
Total cash flow hedges	800,000				1,937

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$7,062	6.9	4.49%	5.09%	$(193)
Interest rate swaps on loans with commercial loan customers	1,685,263	5.7	4.11%	5.55%	(95,114)
Reverse interest rate swaps on loans with commercial loan customers (1)	1,685,263	5.7	5.55%	4.11%	50,267
Risk participation agreements with dealer banks	341,885	6.6			(89)
Forward sale commitments	927	0.2			8
Total economic hedges	3,720,400				(45,121)

Non-hedging derivatives:
Commitments to lend	4,114	0.2			17
Total non-hedging derivatives	4,114				17
Total	$4,524,514				$(43,167)
(1) Fair value estimates include the impact of $38.3 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income/(loss) and subsequently reclassified to earnings in the same period or periods during which the hedged transaction is forecasted to affect earnings. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. All cash flow hedges are considered highly effective.

As of December 31, 2023, the Company had eight interest rate swap contracts with a notional value of $600.0 million. The interest rate swaps have durations of two to three years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of December 31, 2023, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of three to four years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income/(loss) section of the Consolidated Statements of Comprehensive Income/(Loss) (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Interest rate swaps and collars on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$1,770	$(6,667)	$—

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest income	(632)	—	—

Net tax benefit on items recognized in accumulated other comprehensive income	(630)	1,789	—

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income/(loss), net of reclassification adjustments and tax effects	$1,772	$(4,878)	$—
Net interest expense recognized on hedged commercial loans	$9,026	$(15)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of December 31, 2023 the Company has an interest rate swap with a $6.2 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of December 31, 2023. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain/(loss) recognized in other non-interest income	$21	$941	$619
Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	31,310	(171,272)	(86,099)
Favorable/(unfavorable) change in credit valuation adjustment recognized in other non-interest income	—	1,809	1,431
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(31,310)	171,272	86,099
Risk Participation Agreements:
Unrealized (loss) recognized in other non-interest income	(74)	(521)	(233)
Forward Commitments:
Unrealized gain/(loss) recognized in other non-interest income	13	(126)	(186)

Non-hedging derivatives
Commitments to lend:
Unrealized gain/(loss) recognized in other non-interest income	$17	$(107)	$(611)
Realized gain in other non-interest income	536	462	2,854

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

The Company had net asset positions with its financial institution counterparties totaling $39.8 million and $51.2 million as of December 31, 2023 and December 31, 2022, respectively. The Company had net asset positions with its commercial banking counterparties totaling $6.0 million and $1.0 million as of December 31, 2023 and December 31, 2022, respectively.

The Company had net liability positions with its financial institution counterparties totaling $6.1 million and $1.2 million as of December 31, 2023 and December 31, 2022, respectively. The Company had net liability positions with its commercial banking counterparties totaling $69.8 million and $96.1 million as of December 31, 2023 and December 31, 2022, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2023 and December 31, 2022:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,579	$(31,812)	$39,767	$—	$—	$39,767
Commercial counterparties	5,992	—	5,992	—	—	5,992
Total	$77,571	$(31,812)	$45,759	$—	$—	$45,759

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(11,277)	$5,142	$(6,135)	$9,633	$—	$3,498
Commercial counterparties	(69,796)	—	(69,796)	—	—	(69,796)
Total	$(81,073)	$5,142	$(75,931)	$9,633	$—	$(66,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$96,295	$(45,046)	$51,249	$—	$—	$51,249
Commercial counterparties	975	—	975	—	—	975
Total	$97,270	$(45,046)	$52,224	$—	$—	$52,224

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2022
Interest Rate Swap Agreements:
Institutional counterparties	$(1,271)	$36	$(1,235)	$11,973	$—	$10,738
Commercial counterparties	(102,595)	6,507	(96,088)	—	—	(96,088)
Total	$(103,866)	$6,543	$(97,323)	$11,973	$—	$(85,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15.    LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At December 31, 2023, lease expiration dates ranged from 1 month to 16 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		December 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$47,348	$46,411
Finance lease right-of-use assets	Premises and equipment, net	5,597	6,151
Total Lease Right-of-Use Assets		$52,945	$52,562

Lease Liabilities
Operating lease liabilities	Other liabilities	$53,026	$53,736
Finance lease liabilities	Other liabilities	8,681	9,306
Total Lease Liabilities		$61,707	$63,042

Supplemental information related to leases was as follows:

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.3	9.3
Finance leases	10.8	11.8

Weighted-Average Discount Rate
Operating leases	2.90%	2.56%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the year ended December 31, 2023 was $9.1 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,009	$9,438	$10,897
Operating cash flows from finance leases	446	476	503
Financing cash flows from finance leases	593	555	528

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,512	5,730	2,976
Finance leases	—	—	—

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2023:

(In thousands)	Operating Leases	Finance Leases
2024	$9,519	$1,039
2025	8,533	1,039
2026	7,471	1,039
2027	6,589	1,039
2028	5,567	1,039
Thereafter	21,399	6,036
Total undiscounted lease payments	59,078	11,231
Less amounts representing interest	(6,052)	(2,550)
Lease liability	$53,026	$8,681

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

(In thousands)	2023	2022
Commitments to originate new loans	$256,877	$305,474
Unused funds on commercial and other lines of credit	1,146,415	966,523
Unadvanced funds on home equity lines of credit	347,543	336,924
Unadvanced funds on construction and real estate loans	467,702	694,091
Standby letters of credit	18,975	21,387
Total	$2,237,512	$2,324,399

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2023 and 2022.

The Company has 28.9 million of commitments remaining for tax credit investments as of December 31, 2023.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2023 and 2022, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

At December 31, 2023, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2023 also exceeded the minimum capital requirements including the currently applicable BASEL III capital conservation buffer of 1.875%.

As of year-end 2023 and 2022, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated)
Total capital to risk-weighted assets	$1,371,740	14.36%	$764,130	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,149,620	12.04	429,823	4.50
Tier 1 capital to risk-weighted assets	1,171,957	12.27	573,098	6.00
Tier 1 capital to average assets	1,171,957	9.65	382,065	4.00
Total risk-weighted assets	9,551,627	N/A	N/A	N/A

December 31, 2022
Company (Consolidated)
Total capital to risk-weighted assets	$1,336,029	14.60%	$732,070	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,130,522	12.35	411,789	4.50
Tier 1 capital to risk-weighted assets	1,152,808	12.60	549,052	6.00
Tier 1 capital to average assets	1,152,808	10.18	366,035	4.00
Total risk-weighted assets	9,150,869	N/A	N/A	N/A

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Bank
Total capital to risk-weighted assets	$1,268,037	13.29%	$763,503	8.00%	$954,379	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,167,282	12.23	429,470	4.50	620,346	6.50
Tier 1 capital to risk-weighted assets	1,167,282	12.23	572,627	6.00	763,503	8.00
Tier 1 capital to average assets	1,167,282	9.61	381,751	4.00	477,189	5.00
Total risk-weighted assets	9,543,786	N/A	N/A	N/A	N/A	N/A

December 31, 2022
Bank
Total capital to risk-weighted assets	$1,239,722	13.56%	$731,259	8.00%	$914,074	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,155,280	12.64	411,333	4.50	594,148	6.50
Tier 1 capital to risk-weighted assets	1,155,280	12.64	548,444	6.00	731,259	8.00
Tier 1 capital to average assets	1,155,280	10.20	365,629	4.00	457,037	5.00
Total risk-weighted assets	9,140,737	N/A	N/A	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common stock
The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common, to make payments on its borrowings, and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

The payment of dividends by the Company is subject to Delaware law, which generally limits dividends to an amount equal to an excess of the net assets of a company (the amount by which total assets exceed total liabilities) over statutory capital, or if there is no excess, to the Company’s net profits for the current and/or immediately preceding fiscal year.

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive (loss) are as follows:

(In thousands)	2023	2022
Other accumulated comprehensive (loss), before tax:
Net unrealized holding (loss) on AFS securities	$(188,927)	$(236,887)
Net (loss) on effective cash flow hedging derivatives	(4,265)	(6,667)
Net unrealized holding (loss) on pension plans	(528)	(844)

Income taxes related to items of accumulated other comprehensive (loss):
Net unrealized holding loss on AFS securities	49,401	61,329
Net loss on effective cash flow hedging derivatives	1,159	1,789
Net unrealized holding loss on pension plans	144	228
Accumulated other comprehensive (loss)	$(143,016)	$(181,052)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of other comprehensive income/(loss) for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$22,903	$(5,122)	$17,781
Less: reclassification adjustment for (losses) realized in net income	(25,057)	6,806	(18,251)
Net unrealized holding gain on AFS securities	47,960	(11,928)	36,032

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,770	(458)	1,312
Less: reclassification adjustment for (losses) realized in net income	(632)	172	(460)
Net gain on cash flow hedging derivatives	2,402	(630)	1,772

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	316	(84)	232
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	316	(84)	232
Other comprehensive income	$50,678	$(12,642)	$38,036

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(235,075)	$60,920	$(174,155)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(235,081)	60,922	(174,159)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,667)	1,789	(4,878)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net (loss) on cash flow hedging derivatives	(6,667)	1,789	(4,878)

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	1,674	(446)	1,228
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	1,674	(446)	1,228
Other comprehensive (loss)	$(240,074)	$62,265	$(177,809)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(46,794)	$11,937	$(34,857)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(46,794)	11,937	(34,857)

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	993	(250)	743
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	993	(250)	743
Other comprehensive (loss)	$(45,801)	$11,687	$(34,114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss)/income, for the years ended December 31, 2023, 2022, and 2021:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2023
Balance at Beginning of Year	$(175,557)	$(4,878)	$(617)	$(181,052)
Other comprehensive income before reclassifications	17,781	1,312	232	19,325
Amounts reclassified from accumulated other comprehensive income	(18,251)	(460)	—	(18,711)
Total other comprehensive income	36,032	1,772	232	38,036
Balance at End of Period	$(139,525)	$(3,106)	$(385)	$(143,016)

Year Ended December 31, 2022
Balance at Beginning of Year	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss)/income before reclassifications	(174,155)	(4,878)	1,228	(177,805)
Amounts reclassified from accumulated other comprehensive income	4	—	—	4
Total other comprehensive (loss)/income	(174,159)	(4,878)	1,228	(177,809)
Balance at End of Period	$(175,557)	$(4,878)	$(617)	$(181,052)

Year Ended December 31, 2021
Balance at Beginning of Year	$33,459	$—	$(2,588)	$30,871
Other comprehensive (loss)/income before reclassifications	(34,857)	—	743	(34,114)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive (loss)/income	(34,857)	—	743	(34,114)
Balance at End of Period	$(1,398)	$—	$(1,845)	$(3,243)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income/(loss) for the years ended December 31, 2023, 2022, and 2021:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2023	2022	2021
Realized (losses)/gains on AFS securities:
	$(25,057)	$6	$—	Non-interest income
	6,806	(2)	—	Tax expense
	(18,251)	4	—

Realized (losses) on cash flow hedging derivatives:
	(632)	—	—	Interest expense
	—	—	—	Non-interest expense
	172	—	—	Tax benefit
	(460)	—	—

Realized (losses) on pension plans:
	—	—	—	Non-interest expense
	—	—	—	Tax expense
	—	—	—
Total reclassifications for the period	$(18,711)	$4	$—

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net income	$69,598	$92,533	$118,664

Average number of common shares issued	51,903	51,903	51,903
Less: average number of treasury shares	7,820	5,577	1,951
Less: average number of unvested stock award shares	795	762	712
Average number of basic common shares outstanding	43,288	45,564	49,240
Plus: dilutive effect of unvested stock award shares	216	345	309
Plus: dilutive effect of stock options outstanding	—	5	5
Average number of diluted common shares outstanding	43,504	45,914	49,554

Basic earnings per common share	$1.61	$2.03	$2.41
Diluted earnings per common share	$1.60	$2.02	$2.39

For the year ended 2023, 49 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2022, 64 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2021, 88 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18.    STOCK-BASED COMPENSATION PLANS

The 2022 Equity Incentive Plan (the “2022 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.2 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) one for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2022 Plan's effective date, all expired, canceled, and forfeited shares under the 2018 Plan are included in the 2022 Plan's available shares. As of year-end 2023, the Company had the ability to grant approximately 1.2 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2022	704	$22.85	49	$26.46
Granted	446	26.18	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(262)	21.29	—	—
Forfeited	(103)	25.67	—	—
Expired	—	—	—	—
Balance, December 31, 2023	785	$24.92	49	$26.46

Stock Awards
The total compensation cost for stock awards recognized as expense was $7.5 million, $7.3 million, and $4.2 million, in the years 2023, 2022, and 2021, respectively. The total recognized tax benefit associated with this compensation cost was $2.0 million, $2.0 million, and $1.0 million, respectively.

The weighted average fair value of stock awards granted was $26.18, $28.75, and $20.22 in 2023, 2022, and 2021, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2023, 2022, and 2021 was $5.6 million, $5.1 million, and $4.3 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $10.1 million as of year-end 2023. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2023, the weighted average remaining contractual term for options outstanding is two years.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant options during 2023 and 2022.

There were no options exercised during 2023. The total intrinsic value of options exercised was $62 thousand and $102 thousand for the years 2022 and 2021, respectively. The expense pertaining to options vesting was $1 thousand, $13 thousand, and $14 thousand for the years 2023, 2022, and 2021, respectively. The tax benefit associated with stock option expense for 2023, 2022, and 2021 was $0.2 thousand, $3 thousand, and $4 thousand, respectively. As of December 31, 2023, there was no unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2022 and 2021 was $1 thousand and $14 thousand, respectively.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2023 and 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$6,142	$6,142
Available-for-sale securities:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,853	—	63,853
Agency collateralized mortgage obligations	—	347,874	—	347,874
Agency residential mortgage-backed securities	—	417,480	—	417,480
Agency commercial mortgage-backed securities	—	145,326	—	145,326
Corporate bonds	—	35,192	3,923	39,115
Other bonds and obligations	—	656	—	656
Marketable equity securities	13,029	—	—	13,029
Loans held for investment	—	—	374	374
Loans held for sale	—	2,237	—	2,237
Derivative assets	—	45,613	55	45,668
Capitalized servicing rights	—	—	1,526	1,526
Derivative liabilities	—	75,957	—	75,957

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(In thousands)
Trading security	$—	$—	$6,708	$6,708
Securities available for sale:
U.S Treasuries	11,973	—	—	11,973
Municipal bonds and obligations	—	63,335	—	63,335
Agency collateralized mortgage obligations	—	531,945	—	531,945
Agency residential mortgage-backed securities	—	546,313	—	546,313
Agency commercial mortgage-backed securities	—	228,468	—	228,468
Corporate bonds	—	36,510	4,000	40,510
Other bonds and obligations	—	656		656
Marketable equity securities	12,856	—	—	12,856
Loans held for investment at fair value	—	—	605	605
Loans held for sale	—	942	—	942
Derivative assets	—	54,216	25	54,241
Capitalized servicing rights	—	—	1,846	1,846
Derivative liabilities	—	97,030	—	97,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2023 and December 31, 2022, there were no transfers between Level 1, 2 and 3. During the year ended December 31, 2021, the Company had one transfer totaling $4.0 million in corporate bonds from Level 2 to Level 3 based on recent inactivity in the market related to pricing information for similar bonds.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of December 31, 2023.

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$374	$8,809	$(8,435)

			Aggregate Fair Value
December 31, 2022	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$605	$10,948	$(10,343)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale ("HFS") that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2023 (In thousands)
Loans held for sale	$2,237	$2,205	$32

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2022 (In thousands)
Loans held for sale	$942	$927	$15

The changes in fair value of loans held for sale for the year ended December 31, 2023 were gains of $17 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2022 were losses of $169 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2021 were gains of $169 thousand. During 2023, originations of loans held for sale totaled $85 million and sales of loans originated for sale totaled $84 million. During 2022, originations of loans held for sale totaled $20 million and sales of loans originated for sale totaled $25 million. During 2021, originations of loans held for sale totaled $104 million and sales of loans originated for sale totaled $108 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2023 and 2022:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Loans Held for Investment	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights

Balance as of December 31, 2021	$8,354	$4,030	$1,200	$124	$134	$1,966
Unrealized (loss) gain, net recognized in other non-interest income	(828)	—	314	200	(126)	(120)
Unrealized (loss) included in accumulated other comprehensive loss	—	(30)	—	—	—	—
Paydown of asset	(818)	—	(909)	—	—	—
Transfers to loans held for sale	—	—	—	(307)	—	—
Balance as of December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized gain (loss), net recognized in other non-interest income	294	—	(128)	305	13	(320)
Unrealized (loss) in included in accumulated other comprehensive loss	—	(77)	—	—	—	—
Paydown of asset	(860)	—	(103)	—	—	—
Transfers to loans held for sale	—	—		(288)	—	—
Balance as of December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526

Unrealized (losses)/gains relating to instruments still held at December 31, 2023	$(60)	$(77)	$—	$34	$21	$—
Unrealized (losses)/gains relating to instruments still held at December 31, 2022	$(354)	$—	$—	$17	$8	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2023 and 2022 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$6,142	Discounted Cash Flow	Discount Rate	4.19%
Securities Available for Sale	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	374	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $18.3
Commitments to Lend	34	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	21	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	1,526	Discounted cash flow	Constant prepayment rate (CPR)	7.63%
			Discount rate	11.08%
Total	$12,020

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$6,708	Discounted Cash Flow	Discount Rate	5.92%
Securities Available for Sale	4,000	Indication from Market Maker	Price	100.00%
Loans held for investment	605	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 -$20.4
Commitments to Lend	17	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Forward Commitments	8	Historical Trend	Closing Ratio	80.63%
		Pricing Model	Origination Costs, per loan	$2
Capitalized Servicing Rights	1,846	Discounted cash flow	Constant prepayment rate (CPR)	11.07%
			Discount rate	9.56%

Total	$13,184

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

	December 31, 2023	Fair Value Measurements as of December 31, 2023
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$4,395	December 2023
Capitalized servicing rights	10,569	December 2023
Total	$14,964

	December 31, 2022	Fair Value Measurements as of December 31, 2022
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$14,571	December 2022
Loans held for sale	$3,369	December 2022
Capitalized servicing rights	11,201	December 2022
Total	$29,141

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$4,395	Fair value of collateral	Discounted Cash Flow- Loss Severity	(100.00)% to (0.08)% ((67.00)%)
			Appraised value	$0 to $3,389 ($2,774)
Capitalized servicing rights	10,569	Discounted cash flow	Constant prepayment rate (CPR)	5.43% to 17.15% 12.31%
			Discount rate	10.09% to 16.59% (13.82%)
Total Assets	$14,964
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2023 and 2022.

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

	December 31, 2023
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,203,244	$1,203,244	$1,203,244	$—	$—
Trading security	6,142	6,142	—	—	6,142
Marketable equity securities	13,029	13,029	13,029	—	—
Securities available for sale	1,022,285	1,022,285	7,981	1,010,381	3,923
Securities held to maturity	543,351	476,228	—	474,742	1,486
FHLB stock and restricted equity securities	22,689	N/A	N/A	N/A	N/A
Net loans	8,934,329	8,768,108	—	—	8,768,108
Loans held for sale	2,237	2,237	—	2,237	—
Accrued interest receivable	53,096	53,096	—	53,096	—
Derivative assets	45,668	45,668	—	45,613	55
Financial Liabilities
Total deposits	10,633,384	10,615,655	—	10,615,655	—
Short-term debt	260,000	260,035	—	260,035	—
Long-term FHLB advances	125,223	123,747	—	123,747	—
Subordinated notes	121,363	98,138	—	98,138	—
Accrued interest payable	13,766	13,766	—	13,766	—
Derivative liabilities	75,957	75,957	—	75,957	—

	December 31, 2022
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$685,355	$685,355	$685,355	$—	$—
Trading security	6,708	6,708	—	—	6,708
Marketable equity securities	12,856	12,856	12,856	—	—
Securities available for sale	1,423,200	1,423,200	11,973	1,407,227	4,000
Securities held to maturity	583,453	507,464	—	505,508	1,956
FHLB stock and restricted equity securities	7,219	N/A	N/A	N/A	N/A
Net loans	8,239,039	8,194,110	—	—	8,194,110
Loans held for sale	4,311	4,311	—	942	3,369
Accrued interest receivable	46,868	46,868	—	46,868	—
Derivative assets	54,241	54,241	—	54,216	25
Financial Liabilities
Total deposits	10,327,269	10,283,543	—	10,283,543	—
Short-term debt	—	—	—	—	—
Long-term FHLB advances	4,445	2,782	—	2,782	—
Subordinated notes	121,064	110,853	—	110,853	—
Accrued interest payable	1,610	1,610	—	1,610	—
Derivative liabilities	97,030	97,030	—	97,030	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2023	2022
Assets
Cash due from Berkshire Bank	$98,452	$90,022
Investment in subsidiaries	1,038,039	986,805
Other assets	399	1,445
Total assets	$1,136,890	$1,078,272

Liabilities and Shareholders’ Equity
Subordinated notes	$121,363	$121,064
Accrued expenses	3,306	3,146
Shareholders’ equity	1,012,221	954,062
Total liabilities and shareholders’ equity	$1,136,890	$1,078,272

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Income:
Dividends from subsidiaries	$62,000	$108,000	$118,000
Other	50	23	31
Total income	62,050	108,023	118,031
Interest expense	5,697	7,044	5,393
Non-interest expenses	3,702	2,754	2,719
Total expense	9,399	9,798	8,112
Income before income taxes and equity in undistributed income of subsidiaries	52,651	98,225	109,919
Income tax (benefit)	(2,500)	(2,586)	(2,136)
Income before equity in undistributed income of subsidiaries	55,151	100,811	112,055
Equity in undistributed results of operations of subsidiaries	14,447	(8,278)	6,609
Net income	69,598	92,533	118,664

Comprehensive income/(loss)	$107,634	$(85,276)	$84,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$69,598	$92,533	$118,664
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed results of operations of subsidiaries	(14,447)	8,278	(6,609)
Other, net	8,688	5,998	5,816
Net cash provided by operating activities	63,839	106,809	117,871

Cash flows from investing activities:
Sale of securities	—	—	167
Net cash provided by investing activities	—	—	167

Cash flows from financing activities:
Proceeds from issuance of short term debt	—	—	232
Proceeds from issuance of long term debt	—	98,032	—
Repayment of long term debt	—	(75,000)	—
Payment to repurchase common stock	(23,844)	(124,519)	(68,712)
Common stock cash dividends paid	(31,707)	(24,527)	(24,553)
Other, net	142	281	431
Net cash (used) in financing activities	(55,409)	(125,733)	(92,602)

Net change in cash and cash equivalents	8,430	(18,924)	25,436

Cash and cash equivalents at beginning of year	90,022	108,946	83,510

Cash and cash equivalents at end of year	$98,452	$90,022	$108,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2023				2022
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$150,537	$148,021	$145,425	$132,316	$121,384	$103,671	$87,379	$74,823
Interest expense	62,116	57,687	52,666	34,783	19,292	11,587	6,021	5,760
Net interest income	88,421	90,334	92,759	97,533	102,092	92,084	81,358	69,063
Non-interest income	(8,383)	17,465	17,094	16,606	15,654	16,251	16,351	20,681
Total revenue	80,038	107,799	109,853	114,139	117,746	108,335	97,709	89,744
Provision expense/(benefit) for credit losses	7,000	8,000	8,000	8,999	12,000	3,000	—	(4,000)
Non-interest expense	78,992	76,513	74,048	71,955	70,014	81,677	68,475	68,550
Income before income taxes	(5,954)	23,286	27,805	33,185	35,732	23,658	29,234	25,194
Income tax (benefit)/expense	(4,509)	3,741	3,944	5,548	5,227	4,941	6,119	4,998
Net income	$(1,445)	$19,545	$23,861	$27,637	$30,505	$18,717	$23,115	$20,196

Basic earnings per share	$(0.03)	$0.45	$0.55	$0.63	$0.69	$0.42	$0.50	$0.42
Diluted earnings per share	$(0.03)	$0.45	$0.55	$0.63	$0.69	$0.42	$0.50	$0.42

Weighted average common shares outstanding:
Basic	42,852	43,164	43,443	43,693	44,105	44,700	45,818	47,668
Diluted	43,101	43,347	43,532	44,036	44,484	45,034	46,102	48,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22.    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three years ended 2023, 2022, and 2021, respectively:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net interest income	$369,047	$344,597	$291,166
Provision expense/(benefit) for credit losses	31,999	11,000	(500)
Net interest income after provision for credit losses	337,048	333,597	291,666
Total non-interest income	42,782	68,937	143,248
Total non-interest expense	301,508	288,716	285,893
Income before income taxes	78,322	113,818	149,021
Income tax expense	8,724	21,285	30,357
Net income	69,598	92,533	118,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23.    REVENUE

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2023, 2022, and 2021, respectively.

	Years Ended December 31,
(In thousands)	2023	2022	2021
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$24,160	$22,396	$20,249
Wealth management fees	10,197	10,008	10,530
Interchange income	8,395	8,470	8,321
Insurance commissions and fees	—	—	7,003
Non-interest income (in-scope of Topic 606)	$42,752	$40,874	$46,103
Non-interest income (out-of-scope of Topic 606)	30	28,063	97,145
Total non-interest income	$42,782	$68,937	$143,248

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