Form 10-Q
period 2024-03-31
BERKSHIRE HILLS BANCORP INC
filed 2024-05-10
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 8, 2024, the Registrant had 43,292,906 shares of common stock, $0.01 par value per share, outstanding.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2024	December 31, 2023
(In thousands, except share data)
Assets
Cash and due from banks	$111,676	$148,148
Short-term investments	1,082,019	1,055,096
Total cash and cash equivalents	1,193,695	1,203,244

Trading securities, at fair value	5,909	6,142
Equity securities, at fair value	12,823	13,029
Securities available for sale, at fair value	625,857	1,022,285
Securities held to maturity (fair values of $459,626 and $476,228)	531,820	543,351
Federal Home Loan Bank stock	20,522	22,689
Total securities	1,196,931	1,607,496
Less: Allowance for credit losses on held to maturity securities	(61)	(68)
Net securities	1,196,870	1,607,428

Loans held for sale	6,345	2,237

Total loans	9,085,753	9,039,686
Less: Allowance for credit losses on loans	(107,331)	(105,357)
Net loans	8,978,422	8,934,329

Premises and equipment, net	57,832	68,915
Other intangible assets	18,460	19,664
Cash surrender value of bank-owned life insurance policies	243,777	242,309
Other assets	368,190	341,757
Assets held for sale	83,020	10,938
Total assets	$12,146,611	$12,430,821

Liabilities
Demand deposits	$2,261,794	$2,469,164
NOW and other deposits	793,492	858,644
Money market deposits	3,411,672	3,565,516
Savings deposits	1,010,630	1,053,810
Time deposits	2,405,384	2,686,250
Total deposits	9,882,972	10,633,384
Short-term debt	210,000	260,000
Long-term Federal Home Loan Bank advances and other	127,169	125,223
Subordinated borrowings	121,425	121,363
Total borrowings	458,594	506,586
Other liabilities	297,663	278,630
Liabilities held for sale	497,459	—
Total liabilities	$11,136,688	$11,418,600
(continued)
	March 31, 2024	December 31, 2023

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 43,414,610 shares outstanding in 2024; 51,903,190 shares issued and 43,500,872 shares outstanding in 2023)	528	528
Additional paid-in capital - common stock	1,422,709	1,423,273
Unearned compensation	(11,297)	(10,109)
Retained (deficit)	(61,147)	(33,136)
Accumulated other comprehensive (loss)	(114,415)	(143,016)
Treasury stock, at cost (8,488,580 shares in 2024 and 8,402,318 shares in 2023)	(226,455)	(225,319)
Total shareholders’ equity	1,009,923	1,012,221
Total liabilities and shareholders’ equity	$12,146,611	$12,430,821
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Interest and dividend income
Loans	$136,560	$117,493
Securities and other	15,446	14,823
Total interest and dividend income	152,006	132,316
Interest expense
Deposits	56,862	26,082
Borrowings	7,004	8,701
Total interest expense	63,866	34,783
Net interest income	88,140	97,533
Non-interest income
Deposit related fees	8,305	8,311
Loan related fees	2,663	2,469
Gain on SBA loans	1,699	2,494
Wealth management fees	2,884	2,739
Total fee income	15,551	16,013
Other, net	1,874	359
Fair value adjustments on securities	(115)	234
(Loss) on sale of AFS securities, net	(49,909)	—
Total non-interest income	(32,599)	16,606
Total net revenue	55,541	114,139
Provision expense for credit losses	6,000	8,999
Non-interest expense
Compensation and benefits	40,735	39,071
Occupancy and equipment	8,698	9,379
Technology	9,904	9,471
Professional services	2,676	3,277
Regulatory expenses	1,845	1,426
Amortization of intangible assets	1,205	1,205
Marketing	1,116	1,208
Restructuring and other expenses	3,617	(36)
Other	6,224	6,954
Total non-interest expense	76,020	71,955

(Loss)/income before income taxes	$(26,479)	$33,185
Income tax (benefit)/expense	(6,291)	5,548
Net (loss)/income	$(20,188)	$27,637

Basic (loss)/earnings per common share	$(0.47)	$0.63
Diluted (loss)/earnings per common share	$(0.47)	$0.63

Weighted average shares outstanding:
Basic	42,777	43,693
Diluted	43,028	44,036
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2024	2023
Net (loss)/income	$(20,188)	$27,637
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	44,287	23,968
Changes in unrealized gain/(loss) on derivative hedges	(5,524)	5,798
Income taxes related to other comprehensive (loss):
Changes in unrealized (loss) on debt securities available-for-sale	(11,664)	(6,224)
Changes in unrealized gain/(loss) on derivative hedges	1,502	(1,556)
Total other comprehensive income	28,601	21,986
Total comprehensive income	$8,413	$49,623
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	27,637	—	—	27,637
Other comprehensive income	—	—	—	—	—	21,986	—	21,986
Total comprehensive income	—	—	—	—	27,637	21,986	—	49,623
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(8,008)	—	—	(8,008)
Treasury shares repurchased	(47)	—	—	—	—	—	(1,190)	(1,190)
Forfeited shares	(31)	—	87	834	—	—	(921)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	143	—	446	(4,352)	—	—	3,906	—
Stock-based compensation	—	—	—	1,196	—	—	—	1,196
Other, net	(15)	—	(153)	—	—	—	(451)	(604)
Balance at March 31, 2023	44,411	$528	$1,424,563	$(10,920)	$(51,398)	$(159,066)	$(208,227)	$995,480

Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net (loss)	—	—	—	—	(20,188)	—	—	(20,188)
Other comprehensive income	—	—	—	—	—	28,601	—	28,601
Total comprehensive income	—	—	—	—	(20,188)	28,601	—	8,413
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(7,823)	—	—	(7,823)
Treasury shares repurchased	(182)	—	—	—	—	—	(4,045)	(4,045)
Forfeited shares	(49)	—	(195)	1,309	—	—	(1,114)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	186	—	(369)	(4,598)	—	—	4,967	—
Stock-based compensation	—	—	—	2,101	—	—	—	2,101
Other, net	(41)	—	—	—	—	—	(944)	(944)
Balance at March 31, 2024	43,415	$528	$1,422,709	$(11,297)	$(61,147)	$(114,415)	$(226,455)	$1,009,923
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net (loss)/income	$(20,188)	$27,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,000	8,999
Net amortization/(accretion) of securities	568	(42)
Change in unamortized net loan costs and premiums	799	309
Premises and equipment depreciation and amortization expense	1,939	2,223
Stock-based compensation expense	2,101	1,196
Accretion of purchase accounting entries, net	(221)	(47)
Amortization of other intangibles	1,205	1,205
Income from cash surrender value of bank-owned life insurance policies	(1,468)	(977)
(Gain) on SBA loan sales	(1,699)	(2,494)
Fair value adjustments on securities	115	(234)
Loss on sale of AFS securities, net	49,909	—
Net change in loans held-for-sale	(4,108)	2,405
Amortization of interest in tax-advantaged projects	134	2,285
Net change in other	(28,225)	(1,465)
Net cash provided by operating activities	6,861	41,000

Cash flows from investing activities:
Net decrease in trading security	222	212
Purchases of securities available for sale	(7,798)	(28,899)
Proceeds from sales of securities available for sale	361,871	—
Proceeds from maturities, calls, and prepayments of securities available for sale	36,344	69,404
Proceeds from maturities, calls, and prepayments of securities held to maturity	11,415	8,380
Net change in loans	(107,435)	(351,311)
Purchase of Federal Home Loan Bank stock	(22,610)	(183,155)
Proceeds from redemption of Federal Home Loan Bank stock	24,777	146,129
Net investment in limited partnership tax credits	(4,675)	(3,686)
Purchase of premises and equipment, net	(235)	(753)
Net cash provided/(used) by investing activities	291,876	(343,679)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2024	2023
(continued)
Cash flows from financing activities:
Net (decrease) in deposits	(265,882)	(259,724)
Proceeds from Federal Home Loan Bank advances and other borrowings	202,000	3,555,000
Repayments of Federal Home Loan Bank advances and other borrowings	(250,055)	(2,655,050)
Purchase of treasury stock	(4,045)	(1,190)
Common stock cash dividends paid	—	(8,008)
Settlement of derivative contracts with financial institution counterparties	9,696	(7,142)
Net cash (used)/provided by financing activities	(308,286)	623,886

Net change in cash and cash equivalents	(9,549)	321,207

Cash and cash equivalents at beginning of period	1,203,244	685,355

Cash and cash equivalents at end of period	$1,193,695	$1,006,562

Supplemental cash flow information:
Interest paid on deposits	$57,719	$25,267
Interest paid on borrowed funds	7,241	6,163
Income taxes paid, net	995	4,412

Other non-cash changes:
Other net comprehensive income	$28,601	$21,986
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	58,455	—
Reclassification of New York branch assets to assets held-for-sale	13,936	—
Reclassification of New York branch deposits to liabilities held-for-sale, net	484,530	—
Reclassification of New York branch liabilities to liabilities held-for-sale	12,929	—
Dividends declared not yet paid	7,823	—
Impact to retained earnings from adoption of ASU 2022-02	—	401
Properties transferred to held for sale	—	4,960

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods.

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

Recently Adopted Accounting Principles
Effective January 1, 2024, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expanded the permitted use of the proportional amortization method (PAM), which was previously only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under PAM, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. Under this ASU, an entity has the option to apply PAM to applicable investments on a tax-credit-program-by-tax-credit-program basis. The company has elected PAM for its public welfare investments which consist of Affordable Housing and New Market tax credit investments. In addition, the amendments in this ASU require that all tax equity investments accounted for using PAM use the delayed equity contribution guidance in paragraph ASC 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which PAM is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this ASU became effective for the Company for interim and annual periods beginning January 1, 2024. Refer to Note 15 – Tax Equity Investments for additional information. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2. BRANCH SALE

The Company has entered into definitive agreements with three buyers to sell ten of its upstate and eastern New York branches, consisting of eight offices in Albany, Saratoga, Schenectady and Columbia counties, one office in Whitehall and one office in East Syracuse. The branch sale includes residential mortgages and consumer loans with a total balance of $58.5 million and deposit accounts with a total balance of $484.5 million as of March 31, 2024. The sales also include all branch premises, including leased properties, and equipment. These balances are included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The sales exclude Berkshire’s commercial banking business.

The buyers intend to offer employment to all associated staff. The sales are targeted for completion by the end of the third quarter of 2024 subject to customary regulatory approvals and associated system conversions.

The following is a summary of the assets and liabilities associated with the branch sales at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Assets
Loans	$58,455	$—
Other assets	13,936	—
Total assets	$72,391	$—
Liabilities
Deposits	$484,530	$—
Other liabilities	12,929	—
Total liabilities	$497,459	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $6.0 million and $6.2 million, and a fair value of $5.9 million and $6.1 million, at March 31, 2024 and December 31, 2023, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2024
Securities available for sale
U.S Treasuries	$7,880	$—	$(4)	$7,876
Municipal bonds and obligations	64,384	240	(2,102)	62,522	—
Agency collateralized mortgage obligations	282,460	—	(66,747)	215,713	—
Agency mortgage-backed securities	288,094	—	(53,454)	234,640	—
Agency commercial mortgage-backed securities	88,302	—	(18,444)	69,858	—
Corporate bonds	38,721	64	(4,193)	34,592	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	770,496	371	(145,010)	625,857	—
Securities held to maturity
Municipal bonds and obligations	244,100	262	(19,819)	224,543	41
Agency collateralized mortgage obligations	109,825	—	(18,809)	91,016	—
Agency mortgage-backed securities	46,555	—	(8,543)	38,012	—
Agency commercial mortgage-backed securities	129,620	—	(25,263)	104,357	—
Tax advantaged economic development bonds	1,442	—	(22)	1,420	20
Other bonds and obligations	278	—	—	278	—
Total securities held to maturity	531,820	262	(72,456)	459,626	61
Equity securities	15,035	—	(2,212)	12,823	—
Total	$1,317,351	$633	$(219,678)	$1,098,306	$61

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2023
Securities available for sale
U.S Treasuries	$7,980	$1	$—	$7,981	$—
Municipal bonds and obligations	64,788	494	(1,429)	63,853	—
Agency collateralized mortgage obligations	426,986	—	(79,112)	347,874	—
Agency mortgage-backed securities	492,633	2	(75,155)	417,480	—
Agency commercial mortgage-backed securities	174,879	—	(29,553)	145,326	—
Corporate bonds	43,291	34	(4,210)	39,115	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,211,212	598	(189,525)	1,022,285	—
Securities held to maturity
Municipal bonds and obligations	251,046	698	(16,987)	234,757	48
Agency collateralized mortgage obligations	112,929	—	(18,360)	94,569	—
Agency mortgage-backed securities	47,379	—	(8,052)	39,327	—
Agency commercial mortgage-backed securities	130,169	—	(24,368)	105,801	—
Tax advantaged economic development bonds	1,540	6	(60)	1,486	20
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	543,351	704	(67,827)	476,228	68
Equity securities	15,035	—	(2,006)	13,029	—
Total	$1,769,598	$1,302	$(259,358)	$1,511,542	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2024 and 2023:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
(Benefit)/provision for credit losses	(7)	—	(7)
Balance at March 31, 2024	$41	$20	$61

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit)/provision for credit losses	(17)	(3)	(20)
Balance at March 31, 2023	$49	$22	$71

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

As of March 31, 2024, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$7,960	$7,956	$410	$410
Over 1 year to 5 years	16,547	16,357	1,743	1,720
Over 5 years to 10 years	51,166	47,122	37,444	37,281
Over 10 years	35,967	34,211	206,223	186,830
Total bonds and obligations	111,640	105,646	245,820	226,241
Mortgage-backed securities	658,856	520,211	286,000	233,385
Total	$770,496	$625,857	$531,820	$459,626

During the three months ended March 31, 2024, purchases of AFS securities totaled $7.8 million. During the three months ended March 31, 2024, proceeds from sales of AFS securities totaled $361.9 million. During the three months ended March 31, 2023, purchases of AFS securities totaled $28.9 million. During the three months ended March 31, 2023, there were no sales of AFS securities. During the three months ended March 31, 2024, gross gains totaled $5.1 million and gross losses totaled $54.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2024

Securities available for sale
U.S Treasuries	$4	$7,876	$—	$—	$4	$7,876
Municipal bonds and obligations	191	22,706	1,911	25,139	2,102	47,845
Agency collateralized mortgage obligations	—	—	66,747	215,713	66,747	215,713
Agency mortgage-backed securities	—	—	53,454	234,640	53,454	234,640
Agency commercial mortgage-backed securities	—	—	18,444	69,858	18,444	69,858
Corporate bonds	—	—	4,193	33,733	4,193	33,733
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$195	$30,582	$144,815	$579,378	$145,010	$609,960

Securities held to maturity
Municipal bonds and obligations	$420	$58,566	$19,399	$109,527	$19,819	$168,093
Agency collateralized mortgage obligations	1	20	18,808	90,996	18,809	91,016
Agency mortgage-backed securities	—	—	8,543	38,012	8,543	38,012
Agency commercial mortgage-backed securities	—	—	25,263	104,357	25,263	104,357
Tax advantaged economic development bonds	10	487	12	933	22	1,420
Total securities held to maturity	431	59,073	72,025	343,825	72,456	402,898

Total	$626	$89,655	$216,840	$923,203	$217,466	$1,012,858

December 31, 2023

Securities available for sale
Municipal bonds and obligations	$76	$9,326	$1,353	$22,739	$1,429	$32,065
Agency collateralized mortgage obligations	—	—	79,112	347,874	79,112	347,874
Agency mortgage-backed securities	1	22	75,154	417,151	75,155	417,173
Agency commercial mortgage-backed securities	—	—	29,553	145,326	29,553	145,326
Corporate bonds	457	6,543	3,753	31,690	4,210	38,233
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$534	$15,891	$188,991	$965,075	$189,525	$980,966

Securities held to maturity
Municipal bonds and obligations	$229	$28,895	$16,758	$92,063	$16,987	$120,958
Agency collateralized mortgage obligations	1	21	18,359	94,548	18,360	94,569
Agency mortgage-backed securities	—	—	8,052	39,327	8,052	39,327
Agency commercial mortgage-backed securities	—	—	24,368	105,801	24,368	105,801
Tax advantaged economic development bonds	—	—	60	922	60	922
Total securities held to maturity	230	28,916	67,597	332,661	67,827	361,577
Total	$764	$44,807	$256,588	$1,297,736	$257,352	$1,342,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2024:

AFS U.S Treasuries
At March 31, 2024, 1 of the 1 securities in the Company’s portfolio of AFS U.S Treasuries was in an unrealized loss position. Aggregate unrealized losses represents 0.1% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The security is performing.

AFS municipal bonds and obligations
At March 31, 2024, 63 of the 91 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 4.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2024, 37 of the 38 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 23.6% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2024, 28 of the 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 19.1% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2024, 13 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 11.1% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At March 31, 2024, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At March 31, 2024, 123 of the 168 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.6% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2024, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 17.1% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2024, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 19.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2024, 2 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 9.1% of the amortized cost of securities in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	March 31, 2024	December 31, 2023
Construction	$637,372	$640,371
Commercial multifamily	617,854	599,145
Commercial real estate owner occupied	655,839	628,646
Commercial real estate non-owner occupied	2,637,446	2,606,409
Commercial and industrial	1,384,837	1,359,249
Residential real estate	2,752,370	2,760,312
Home equity	206,592	224,223
Consumer other	193,443	221,331
Total loans	$9,085,753	$9,039,686

Allowance for credit losses	(107,331)	(105,357)
Net loans	$8,978,422	$8,934,329

During the three months ended March 31, 2024, in consideration of the pending branch sale, $20.0 million of residential real estate loans and $38.5 million of consumer loans were reclassified to assets held for sale on the Consolidated Balance Sheet. Transferred held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses for Loans
The Allowance for Credit Losses for Loans (“ACLL”) is comprised of the allowance for credit losses, and the allowance for unfunded commitments is accounted for as a separate liability in other liabilities on the balance sheet. The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company uses a static pool migration analysis method, applying expected historical loss trend and observed economic metrics. The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
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

The Company’s activity in the allowance for credit losses for loans for the three months ended March 31, 2024 and March 31, 2023 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended March 31, 2024
Construction	$2,885	$—	$—	$(305)	$2,580
Commercial multifamily	2,475	—	—	174	2,649
Commercial real estate owner occupied	9,443	(107)	14	548	9,898
Commercial real estate non-owner occupied	38,221	—	81	(4,047)	34,255
Commercial and industrial	18,602	(2,442)	657	3,199	20,016
Residential real estate	19,622	(41)	186	2,644	22,411
Home equity	2,015	—	239	(262)	1,992
Consumer other	12,094	(3,046)	426	4,056	13,530
Total allowance for credit losses	$105,357	$(5,636)	$1,603	$6,007	$107,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended March 31, 2023
Construction	$1,227	$—	$—	$—	$309	1,536
Commercial multifamily	1,810	—	—	6	(118)	1,698
Commercial real estate owner occupied	10,739	24	(70)	45	(460)	10,278
Commercial real estate non-owner occupied	30,724	—	—	95	2,589	33,408
Commercial and industrial	18,743	(23)	(6,033)	305	7,172	20,164
Residential real estate	18,666	2	(31)	387	(1,434)	17,590
Home equity	2,173	—	(10)	26	131	2,320
Consumer other	12,188	(404)	(1,793)	176	830	10,997
Total allowance for credit losses	$96,270	$(401)	$(7,937)	$1,040	$9,019	$97,991

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the consolidated statement of operations. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$9,256	$8,588
Expense for credit losses	—	99
Balance at end of period	$9,256	$8,687

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$8,985	$114,473	$379,821	$100,836	$12,866	$2,436	$—	$—	$619,417
Special Mention	—	—	—	551	—	—	—	—	551
Substandard	—	—	—	17,404	—	—	—	—	17,404
Total	$8,985	$114,473	$379,821	$118,791	$12,866	$2,436	$—	$—	$637,372
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$30,725	$16,484	$217,796	$56,310	$26,412	$261,531	$400	$—	$609,658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	240	2,535	5,421	—	—	8,196
Total	$30,725	$16,484	$217,796	$56,550	$28,947	$266,952	$400	$—	$617,854
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$40	$—	$67	$—	$—	$107

Risk rating
Pass	$27,890	$102,110	$128,047	$109,767	$46,991	$225,876	$2,504	$—	$643,185
Special Mention	—	—	122	103	222	4,315	—	—	4,762
Substandard	—	—	—	362	47	7,483	—	—	7,892
Total	$27,890	$102,110	$128,169	$110,232	$47,260	$237,674	$2,504	$—	$655,839
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$25,826	$403,246	$593,124	$408,882	$139,590	$982,448	$4,560	$—	$2,557,676
Special Mention	—	—	375	2,847	227	26,423	2,256	—	32,128
Substandard	—	—	—	—	6,724	40,918	—	—	47,642
Total	$25,826	$403,246	$593,499	$411,729	$146,541	$1,049,789	$6,816	$—	$2,637,446
Commercial and industrial:
Current period gross write-offs	$—	$19	$645	$467	$57	$1,254	$—	$—	$2,442

Risk rating
Pass	$65,753	$131,330	$180,901	$111,392	$65,827	$139,489	$577,352	$—	$1,272,044
Special Mention	—	517	23,600	2,781	1,608	2,258	27,992	—	58,756
Substandard	—	404	856	11,407	905	14,143	26,322	—	54,037
Total	$65,753	$132,251	$205,357	$125,580	$68,340	$155,890	$631,666	$—	$1,384,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$41	$—	$—	$41

Risk rating
Pass	$54,163	$593,394	$958,105	$258,870	$85,758	$790,298	$64	$—	$2,740,652
Special Mention	—	—	—	—	—	1,582	—	—	1,582
Substandard	—	—	127	907	376	8,726	—	—	10,136
Total	$54,163	$593,394	$958,232	$259,777	$86,134	$800,606	$64	$—	$2,752,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Risk rating
Pass	$104,507	$346,419	$138,802	$29,176	$2,545	$1,098	$—	$—	$622,547
Special Mention	—	—	512	—	—	—	—	—	512
Substandard	—	—	17,312	—	—	—	—	—	17,312
Total	$104,507	$346,419	$156,626	$29,176	$2,545	$1,098	$—	$—	$640,371

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$16,020	$216,477	$56,817	$26,566	$94,733	$179,923	$377	$—	$590,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	242	2,554	—	5,436	—	—	8,232
Total	$16,020	$216,477	$57,059	$29,120	$94,733	$185,359	$377	$—	$599,145

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489
Risk rating
Pass	$97,271	$120,327	$122,151	$37,914	$70,393	$165,224	$2,653	$—	$615,933
Special Mention	—	—	424	222	—	788	—	—	1,434
Substandard	—	—	81	47	4,703	6,448	—	—	11,279
Total	$97,271	$120,327	$122,656	$38,183	$75,096	$172,460	$2,653	$—	$628,646

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$65	$—	$—	$65
Risk rating
Pass	$404,687	$591,897	$385,247	$135,134	$277,870	$736,566	$4,553	$—	$2,535,954
Special Mention	—	—	—	229	19,465	726	—	—	20,420
Substandard	—	—	—	6,814	13,483	29,738	—	—	50,035
Total	$404,687	$591,897	$385,247	$142,177	$310,818	$767,030	$4,553	$—	$2,606,409

Commercial and industrial:
Current period gross write-offs	$—	$1,154	$863	$2,763	$1,496	$9,283	$2,313	$—	$17,872
Risk rating
Pass	$142,946	$203,126	$118,191	$69,722	$39,437	$112,770	$554,153	$—	$1,240,345
Special Mention	526	23,149	3,735	1,621	610	1,353	35,244	—	66,238
Substandard	432	761	11,702	1,135	3,785	12,538	22,313	—	52,666
Total	$143,904	$227,036	$133,628	$72,478	$43,832	$126,661	$611,710	$—	$1,359,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313
Risk rating
Pass	$599,124	$973,031	$266,055	$88,302	$66,837	$755,372	$81	$—	$2,748,802
Special Mention	—	—	—	—	140	664	—	—	804
Substandard	—	129	1,176	379	574	8,448	—	—	10,706
Total	$599,124	$973,160	$267,231	$88,681	$67,551	$764,484	$81	$—	$2,760,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment performance
Performing	$—	$—	$—	$—	$435	$2,458	$202,837	$—	$205,730
Nonperforming	—	—	—	—	—	—	862	—	862
Total	$—	$—	$—	$—	$435	$2,458	$203,699	$—	$206,592

Consumer other:
Current period gross write-offs	$—	$64	$2,543	$387	$—	$52	$—	$—	$3,046

Payment performance
Performing	$7,471	$41,972	$94,137	$16,632	$4,966	$17,766	$10,023	$—	$192,967
Nonperforming	—	1	108	27	4	328	8	—	476
Total	$7,471	$41,973	$94,245	$16,659	$4,970	$18,094	$10,031	$—	$193,443

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88
Payment performance
Performing	$—	$—	$—	$439	$—	$2,614	$220,209	$—	$223,262
Nonperforming	—	—	—	—	—	—	961	—	961
Total	$—	$—	$—	$439	$—	$2,614	$221,170	$—	$224,223

Consumer other:
Current period gross write-offs	$109	$8,843	$1,149	$11	$78	$239	$—	$—	$10,429
Payment performance
Performing	$49,588	$108,284	$19,679	$5,843	$7,054	$19,587	$10,614	$—	$220,649
Nonperforming	77	104	47	26	110	284	34	—	682
Total	$49,665	$108,388	$19,726	$5,869	$7,164	$19,871	$10,648	$—	$221,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at March 31, 2024 and December 31, 2023:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2024
Construction	$—	$—	$—	$—	$637,372	$637,372
Commercial multifamily	531	5,421	—	5,952	611,902	617,854
Commercial real estate owner occupied	347	701	1,268	2,316	653,523	655,839
Commercial real estate non-owner occupied	5,732	—	3,697	9,429	2,628,017	2,637,446
Commercial and industrial	709	149	9,271	10,129	1,374,708	1,384,837
Residential real estate	8,929	1,582	10,137	20,648	2,731,722	2,752,370
Home equity	679	111	1,464	2,254	204,338	206,592
Consumer other	1,631	1,161	1,499	4,291	189,152	193,443
Total	$18,558	$9,125	$27,336	$55,019	$9,030,734	$9,085,753

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Construction	$—	$—	$—	$—	$640,371	$640,371
Commercial multifamily	5,436	187	—	5,623	593,522	599,145
Commercial real estate owner occupied	581	286	804	1,671	626,975	628,646
Commercial real estate non-owner occupied	139	251	3,798	4,188	2,602,221	2,606,409
Commercial and industrial	2,749	689	8,769	12,207	1,347,042	1,359,249
Residential real estate	5,669	943	10,687	17,299	2,743,013	2,760,312
Home equity	707	498	1,281	2,486	221,737	224,223
Consumer other	2,363	1,642	1,606	5,611	215,720	221,331
Total	$17,644	$4,496	$26,945	$49,085	$8,990,601	$9,039,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2024 and December 31, 2023:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended March 31, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	1,268	571	—	—
Commercial real estate non-owner occupied	3,697	38	—	—
Commercial and industrial	8,971	5,613	300	—
Residential real estate	6,182	2,723	3,955	—
Home equity	862	114	602	—
Consumer other	475	—	1,024	—
Total	$21,455	$9,059	$5,881	$—
The commercial and industrial loans nonaccrual amortized cost as of March 31, 2024 included medallion loans with a fair value of $0.4 million and a contractual balance of $8.3 million.

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
At or for the three months ended December 31, 2023
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

The following table summarizes information about total loans rated Special Mention or lower at March 31, 2024 and December 31, 2023. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	March 31, 2024	December 31, 2023
Non-Accrual	$21,455	$21,407
Substandard Accruing	126,806	131,689
Total Classified	148,261	153,096
Special Mention	99,037	91,502
Total Criticized	$247,298	$244,598

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2024
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	592	—	—
Commercial real estate non-owner occupied	331	—	—
Commercial and industrial	4,539	—	1,072
Residential real estate	2,305	—	—
Home equity	114	—	—
Consumer other	—	—	—
Total loans	$7,881	$—	$1,072

December 31, 2023
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	650	—	—
Commercial real estate non-owner occupied	342	—	—
Commercial and industrial	4,788	—	944
Residential real estate	5,035	—	—
Home equity	135	—	—
Consumer other	40	—	—
Total loans	$10,990	$—	$944

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

The following tables present the amortized cost basis of loans at March 31, 2024 and March 31,2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and March 31,2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended March 31, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	108	474	297	—	—	0.06
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$108	$474	$297	$—	$—	0.01%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended March 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	10	—	—
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$387	$—	$—	$10	$—	—%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of March 31, 2024 and March 31, 2023, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and March 31, 2023.

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended March 31, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	10.75	56
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended March 31, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	1.25	0
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended March 31, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	202	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$202	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Time less than $100,000	$667,853	$724,911
Time $100,000 through $250,000	1,143,941	1,276,175
Time more than $250,000	593,590	685,164
Total time deposits	$2,405,384	$2,686,250

NOTE 7.               BORROWED FUNDS

Borrowed funds at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$210,000	5.54%	$260,000	5.54%
Total short-term borrowings:	210,000	5.54	260,000	5.54
Long-term debt:
Advances from the FHLB and other borrowings	127,169	4.76	125,223	4.80
Subordinated borrowings	98,384	5.50	98,335	5.50
Junior subordinated borrowing - Trust I	15,464	7.43	15,464	7.49
Junior subordinated borrowing - Trust II	7,577	7.29	7,564	7.35
Total long-term borrowings:	248,594	5.29	246,586	5.33
Total	$458,594	5.40%	$506,586	5.44%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2024 and December 31, 2023. The Bank's available borrowing capacity with the FHLB was $2.2 billion and $2.5 billion for the periods ended March 31, 2024 and December 31, 2023.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended March 31, 2024 and December 31, 2023, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.3 billion and $1.5 billion for the periods ended March 31, 2024 and December 31, 2023, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at March 31, 2024. The advances outstanding at March 31, 2024 included amortizing advances totaling $6.2 million. There were no callable advances outstanding at December 31, 2023. The advances outstanding at December 31, 2023 included amortizing advances totaling $4.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of March 31, 2024 is as follows:

	March 31, 2024
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2024	$240,007	5.46%
2025	90,000	5.01
2026	512	2.20
2027	155	2.00
2028 and beyond	6,495	0.71
Total FHLB advances	$337,169	5.24%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2024 and December 31, 2023, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.1 million for unamortized debt issuance costs as of March 31, 2024.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 7.43% and 7.49% at March 31, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 7.29% and 7.35% at March 31, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2024, the Company held derivatives with a total notional amount of $4.9 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $4.0 billion and $22.0 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.7 billion, risk participation agreements with dealer banks of $0.4 billion, and $5.7 million in forward commitment contracts.

As of December 31, 2023, the Company held derivatives with a total notional amount of $4.8 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $4.0 billion and $11.1 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.6 billion, risk participation agreements with dealer banks of $376.6 million, and $2.2 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2024.

The Company had no pledged collateral to derivative counterparties in the form of cash as of March 31, 2024. The Company had pledged securities to derivative counterparties with an amortized cost of $10.6 million and a fair value of $10.1 million as of March 31, 2024. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at March 31, 2024, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	1.6	3.64%	5.33%	$—
Interest rate collars on commercial loans	200,000	2.3			430
Total cash flow hedges	800,000				430

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,980	5.7	5.81%	5.09%	$(84)
Interest rate swaps on loans with commercial loan customers	1,823,651	4.7	4.42%	6.31%	(87,452)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,823,651	4.7	6.31%	4.42%	48,691
Risk participation agreements with dealer banks	374,457	5.2			(28)
Forward sale commitments	5,711	0.2			78
Total economic hedges	4,033,450				(38,795)

Non-hedging derivatives:
Commitments to lend	21,962	0.2			147
Total non-hedging derivatives	21,962				147

Total	$4,855,412				$(38,218)
(1) Fair value estimates include the impact of $29.2 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$600,000	1.9	3.64%	5.35%	$—
Interest rate collars on commercial loans	200,000	2.5			1,658
	800,000				1,658

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,202	5.9	5.82%	5.09%	$(172)
Interest rate swaps on loans with commercial loan customers	1,795,562	4.9	4.36%	6.27%	(63,865)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	6.27%	4.36%	32,053
Risk participation agreements with dealer banks	376,553	5.5			(18)
Forward sale commitments	2,207	0.2			21
Total economic hedges	3,976,086				(31,981)

Non-hedging derivatives:
Commitments to lend	11,104	0.2			34
Total non-hedging derivatives	11,104				34

Total	$4,787,190				$(30,289)
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

As of March 31, 2024, the Company had eight interest rate swap contracts with a notional value of $600.0 million. The interest rate swaps have durations of two to two years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of March 31, 2024, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of two to three years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Operations and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest rate swaps on commercial loans:
Unrealized (loss) recognized in accumulated other comprehensive loss	$(5,681)	$5,641

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(157)	(157)

Net tax benefit on items recognized in accumulated other comprehensive income	1,502	(1,556)
Other comprehensive loss recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(4,022)	$4,242

Net interest expense recognized on hedged commercial loans	$2,720	$1,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of March 31, 2024, the Company had an interest rate swap with a $6.0 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of March 31, 2024. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Operations related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$88	$(68)

Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(23,649)	27,024
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	23,649	(27,024)

Risk participation agreements:
Unrealized gain/(loss) recognized in other non-interest income	10	(16)

Forward commitments:
Unrealized gain recognized in other non-interest income	57	7

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$113	$9
Realized gain in other non-interest income	157	39

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

The Company had net asset positions with its financial institution counterparties totaling $48.7 million and $39.8 million as of March 31, 2024 and December 31, 2023, respectively. The Company had net asset positions with its commercial banking counterparties totaling $3.7 million and $6.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company had net liability positions with its financial institution counterparties totaling $3.8 million and $6.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company had net liability positions with its commercial banking counterparties totaling $86.9 million and $69.8 million as of March 31, 2024 and December 31, 2023.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2024 and December 31, 2023:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Collateral Received	Net Amount
March 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$87,412	$(38,761)	$48,651	$—	$—	$48,651
Commercial counterparties	3,725	—	3,725	—	—	3,725
Total	$91,137	$(38,761)	$52,376	$—	$—	$52,376

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Collateral Pledged	Net Amount
March 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(13,400)	$9,584	$(3,816)	$10,115	$—	$6,299
Commercial counterparties	(86,919)	—	(86,919)	—	—	(86,919)
Total	$(100,319)	$9,584	$(90,735)	$10,115	$—	$(80,620)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Collateral Received	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,579	$(31,812)	$39,767	$—	$—	$39,767
Commercial counterparties	5,992	—	5,992	—	—	5,992
Total	$77,571	$(31,812)	$45,759	$—	$—	$45,759

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Collateral Pledged	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(11,277)	$5,142	$(6,135)	$9,633	$—	$3,498
Commercial counterparties	(69,796)	—	(69,796)	—	—	(69,796)
Total	$(81,073)	$5,142	$(75,931)	$9,633	$—	$(66,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2024, lease expiration dates ranged from 1 month to 16 years.

The following table represents the Consolidated Balance Sheet classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$40,845	$47,348
Finance lease right-of-use assets	Premises and equipment, net	665	5,597
Total Lease Right-of-Use Assets		$41,510	$52,945

Lease Liabilities
Operating lease liabilities	Other liabilities	$46,068	$53,026
Finance lease liabilities	Other liabilities	927	8,681
Total Lease Liabilities		$46,995	$61,707

Supplemental information related to leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.2	8.3
Finance leases	13.8	10.8

Weighted-Average Discount Rate
Operating leases	2.97%	2.90%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2024 was $2.2 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended March 31, 2023 was $2.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,194	$2,273
Operating cash flows from finance leases	75	113
Financing cash flows from finance leases	149	147

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2024:

(In thousands)	Operating Leases	Finance Leases
2024	$6,620	$70
2025	7,840	93
2026	6,840	93
2027	5,957	93
2028	4,920	93
Thereafter	19,077	837
Total undiscounted lease payments	51,254	1,279
Less amounts representing interest	(5,186)	(352)
Lease liability	$46,068	$927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2024	December 31, 2023	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.0%	14.4%	8.0%
Tier 1 capital to risk-weighted assets	11.8	12.3	6.0
Common equity tier 1 capital to risk-weighted assets	11.6	12.0	4.5
Tier 1 capital to average assets	9.5	9.7	4.0

	March 31, 2024	December 31, 2023	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.0%	13.3%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	11.9	12.2	6.0	8.0
Common equity tier 1 capital to risk-weighted assets	11.9	12.2	4.5	6.5
Tier 1 capital to average assets	9.6	9.6	4.0	5.0

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

At March 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2024 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(144,640)	$(188,927)
Net unrealized (loss) on cash flow hedging derivatives	(9,789)	(4,265)
Net unrealized holding (loss) on pension plans	(528)	(528)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	37,737	49,401
Net unrealized tax benefit on cash flow hedging derivatives	2,661	1,159
Net unrealized tax benefit on pension plans	144	144
Accumulated other comprehensive loss	$(114,415)	$(143,016)

The following table presents the components of other comprehensive (loss) for the three months ended March 31, 2024 and 2023:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net unrealized holding loss on AFS securities:	x
Net unrealized (losses) arising during the period	$(5,622)	$1,891	$(3,731)
Less: reclassification adjustment for (losses) realized in net income	(49,909)	13,555	(36,354)
Net unrealized holding gain on AFS securities	44,287	(11,664)	32,623

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,681)	1,545	(4,136)
Less: reclassification adjustment for (losses) realized in net income	(157)	43	(114)
Net unrealized loss on cash flow hedging derivatives	(5,524)	1,502	(4,022)
Other comprehensive income	$38,763	$(10,162)	$28,601

Three Months Ended March 31, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$23,968	$(6,224)	$17,744
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	23,968	(6,224)	17,744

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	5,641	(1,514)	4,127
Less: reclassification adjustment for (losses) realized in net income	(157)	42	(115)
Net unrealized (loss) on cash flow hedging derivatives	5,798	(1,556)	4,242
Other comprehensive income	$29,766	$(7,780)	$21,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three months ended March 31, 2024 and 2023:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2024
Balance at Beginning of Period	$(139,525)	$(3,106)	$(385)	$(143,016)
Other comprehensive (loss) before reclassifications	(3,731)	(4,136)		(7,867)
Less: amounts reclassified from accumulated other comprehensive (loss)	(36,354)	(114)	—	(36,468)
Total other comprehensive income/(loss)	32,623	(4,022)	—	28,601
Balance at End of Period	$(106,902)	$(7,128)	$(385)	$(114,415)

Three Months Ended March 31, 2023
Balance at Beginning of Period	$(175,557)	$(4,878)	$(617)	$(181,052)
Other comprehensive income before reclassifications	17,744	4,127	—	21,871
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(115)	—	(115)
Total other comprehensive income	17,744	4,242	—	21,986
Balance at End of Period	$(157,813)	$(636)	$(617)	$(159,066)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2024	2023	is Presented
Realized (losses) on AFS securities:
	$(49,909)	$—	Non-interest income
	13,555	—	Tax expense
	(36,354)	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(157)	(157)	Interest expense
	—	—	Non-interest expense
	43	42	Tax benefit
	(114)	(115)	Net of tax
Total reclassifications for the period	$(36,468)	$(115)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. (LOSS)/EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net (loss)/income	$(20,188)	$27,637

Average number of common shares issued	51,903	51,903
Less: average number of treasury shares	8,356	7,488
Less: average number of unvested stock award shares	770	722
Average number of basic shares outstanding	42,777	43,693
Plus: dilutive effect of unvested stock award shares	251	343
Plus: dilutive effect of stock options outstanding	—	—
Average number of diluted shares outstanding	43,028	44,036

Basic (loss)/earnings per common share:	$(0.47)	$0.63
Diluted (loss)/earnings per common share:	$(0.47)	$0.63

For the three months ended March 31, 2024, 519 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2023, 380 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2024 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2023	785	$24.92	49	$26.46
Granted	185	24.81	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(167)	21.61	—	—
Forfeited	(49)	26.90	—	—
Expired	—	—	—	—
March 31, 2024	754	$25.85	49	$26.46

During the three months ended March 31, 2024 and March 31, 2023, there were no stock option exercises. During the three months ended March 31, 2024 and March 31, 2023, there were 167 thousand and 96 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.1 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,909	$5,909
Securities available for sale:
U.S Treasuries	7,876	—	—	7,876
Municipal bonds and obligations	—	62,522	—	62,522
Agency collateralized mortgage obligations	—	215,713	—	215,713
Agency residential mortgage-backed securities	—	234,640	—	234,640
Agency commercial mortgage-backed securities	—	69,858	—	69,858
Corporate bonds	—	30,663	3,929	34,592
Other bonds and obligations	—	656	—	656
Equity securities	12,823	—	—	12,823
Loans held for investment at fair value	—	—	396	396
Loans held for sale	—	6,345	—	6,345
Derivative assets	—	52,298	225	52,523
Capitalized servicing rights	—	—	1,346	1,346
Derivative liabilities	—	90,737	—	90,737

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,142	$6,142
Securities available for sale:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,853	—	63,853
Agency collateralized mortgage obligations	—	347,874	—	347,874
Agency residential mortgage-backed securities	—	417,480	—	417,480
Agency commercial mortgage-backed securities	—	145,326	—	145,326
Corporate bonds	—	35,192	3,923	39,115
Equity securities	13,029	—	—	13,029
Loans held for investment at fair value	—	—	374	374
Loans held for sale	—	2,237	—	2,237
Derivative assets	—	45,613	55	45,668
Capitalized servicing rights	—	—	1,526	1,526
Derivative liabilities	—	75,957	—	75,957

There were no transfers between levels during the three months ended March 31, 2024.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2024.

			Aggregate Fair Value
March 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$396	$8,273	$(7,877)

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$374	$8,809	$(8,435)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$6,345	$6,258	$87

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$2,237	$2,205	$32
The changes in fair value of loans held for sale for the three months ended March 31, 2024, were gains of $55 thousand. During the three months ended March 31, 2024, originations of loans held for sale totaled $27.8 million. During the three months ended March 31, 2024, sales of loans originated for sale totaled $24.3 million.

The changes in fair value of loans held for sale for the three months ended March 31, 2023, were gains of $9 thousand. During the three months ended March 31, 2023, originations of loans held for sale totaled $7.0 million. During the three months ended March 31, 2023, sales of loans originated for sale totaled $6.4 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2024
December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized (loss)/gain, net recognized in other non-interest income	(11)	—	48	261	57	(180)
Unrealized gain included in accumulated other comprehensive income	—	6	—	—	—	—
Paydown of asset	(222)	—	(26)	—	—	—
Transfers to held for sale loans	—	—	—	(148)	—	—
March 31, 2024	$5,909	$3,929	$396	$147	$78	$1,346

Unrealized (loss)/gain relating to instruments still held at March 31, 2024	$(71)	$(71)	$—	$147	$78	$—

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized gain/(loss), net recognized in other non-interest income	88	—	(129)	34	7	(180)
Unrealized (loss) included in accumulated other comprehensive income	—	(200)	—	—	—	—
Paydown of asset	(212)		(16)	—	—	—
Transfers to held for sale loans	—	—	—	(25)	—	—
March 31, 2023	$6,584	$3,800	$460	$26	$15	$1,666

Unrealized (loss)/gain relating to instruments still held at March 31, 2023	$(266)	$(200)	$—	$26	$15	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2024	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,909	Discounted Cash Flow	Discount Rate	4.04%
AFS Securities	3,929	Indication from Market Maker	Price	98.23%
Loans held for investment	396	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $19.4
Commitments to lend	147	Historical Trend	Closing Ratio	83.24%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	78	Historical Trend	Closing Ratio	83.24%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,346	Discounted cash flow	Constant Prepayment Rate (CPR)	7.31%
			Discount Rate	11.08%
Total	$11,805

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,142	Discounted Cash Flow	Discount Rate	4.19%
AFS Securities	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	374	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $18.3
Commitments to lend	34	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	21	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,526	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.63%
			Discount Rate	11.08%
Total	$12,020

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

	March 31, 2024	Fair Value Measurement Date	December 31, 2023	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$4,400	March 2024	$4,395	December 2023
Capitalized servicing rights	8,643	March 2024	10,569	December 2023
Total	$13,043		$14,964

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$4,400	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to (0.07)% (63.70%)
			Appraised Value	$0 to $3,418 ($2,769)
Capitalized servicing rights	8,643	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.56% to 15.89% (12.77%)
			Discount Rate	10.47% to 15.12% (13.05%)
Total	$13,043
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$4,395	Fair Value of Collateral	Discounted Cash Flow - loss severity	(100.00)% to (0.08)% ((67.00)%)
			Appraised Value	$0 to $3,389 ($2,774)
Capitalized servicing rights	10,569	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.43% to 17.15% (12.31%)
			Discount Rate	10.09% to 16.59% (13.82%)
Total	$14,964
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2024 and December 31, 2023.

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

	March 31, 2024
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,193,695	$1,193,695	$1,193,695	$—	$—
Trading securities	5,909	5,909	—	—	5,909
Equity securities	12,823	12,823	12,823	—	—
Securities available for sale	625,857	625,857	7,876	614,052	3,929
Securities held to maturity	531,820	459,626	—	458,206	1,420
Federal Home Loan Bank stock	20,522	N/A	N/A	N/A	N/A
Net loans	8,978,422	8,780,482	—	—	8,780,482
Loans held for sale	6,345	6,345	—	6,345	—
Accrued interest receivable	52,528	52,528	—	52,528	—
Derivative assets	52,523	52,523	—	52,298	225
Assets held for sale	83,020	83,020	—	24,565	58,455

Financial Liabilities
Total deposits	$9,882,972	$9,869,404	$—	$9,869,404	$—
Short-term debt	210,000	209,962	—	209,962	—
Long-term Federal Home Loan Bank advances and other	127,169	124,519	—	124,519	—
Subordinated borrowings	121,425	102,982	—	102,982	—
Accrued interest payable	13,545	13,545	—	13,545	—
Derivative liabilities	90,737	90,737	—	90,737	—
Liabilities held for sale	497,459	495,972	—	495,972	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,203,244	$1,203,244	$1,203,244	$—	$—
Trading securities	6,142	6,142	—	—	6,142
Equity securities	13,029	13,029	13,029	—	—
Securities available for sale and other	1,022,285	1,022,285	7,981	1,010,381	3,923
Securities held to maturity	543,351	476,228	—	474,742	1,486
Federal Home Loan Bank stock	22,689	N/A	N/A	N/A	N/A
Net loans	8,934,329	8,768,108	—	—	8,768,108
Loans held for sale	2,237	2,237	—	2,237	—
Accrued interest receivable	53,096	53,096	—	53,096	—
Derivative assets	45,668	45,668	—	45,613	55
Financial Liabilities
Total deposits	$10,633,384	$10,615,655	$—	$10,615,655	$—
Short-term debt	260,000	260,035	—	260,035	—
Long-term Federal Home Loan Bank advances	125,223	123,747	—	123,747	—
Subordinated borrowings	121,363	98,138	—	98,138	—
Accrued interest payable	13,766	13,766	—	13,766	—
Derivative liabilities	75,957	75,957	—	75,957	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net interest income	$88,140	$97,533
Provision for credit losses	6,000	8,999
Net interest after provision for credit losses	$82,140	$88,534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. TAX EQUITY INVESTMENTS

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any delayed equity contributions, that are unconditional and legally binding or for equity contributions that are contingent on a future event, when that event becomes probable, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment.

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the statement of operations as a component of income tax expense. At March 31, 2024 and December 31, 2023 the carrying value was $35.5 million and $16.6 million, and are included in other assets on the consolidated balance sheet.

The carrying value of the Public Welfare Investments on March 31, 2024 include $18 million of delayed equity contributions described in the chart below.

As of March 31, 2024, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2024	$3,939
2025	$7,814
2026	$3,350
2027	$2,841
2028	$18
Thereafter	$222
Total delayed equity contributions	$18,184

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

(In thousands)	Three Months Ended March 31, 2024
Provision for Income Taxes:
Amortization of tax credit investments	$(639)
Tax credit and other tax benefit/(expense)	573
Total provision for income taxes	(66)

There were no material non-income tax related activity associated with these investments recorded outside of income tax expense for the three months ended March 31, 2024. The non-income tax related activity associated with these investments recorded outside of the income tax expense for the three months ended March 31, 2023 was $2.3 million. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2024 and 2023, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the
	Three Months Ended March 31,
	2024	2023
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$(0.47)	$0.63
Operating earnings per common share, diluted (1)(2)	0.49	0.63
Net (loss)/income, (thousands)	(20,188)	27,637
Operating net income, (thousands) (1)(2)	20,934	27,608
Net interest income, non FTE	88,140	97,533
Net interest income, FTE (4)	90,146	99,441
Total common shares outstanding, (thousands)	43,415	44,411
Average diluted shares, (thousands)	43,028	44,036
Total book value per common share	23.26	22.42
Tangible book value per common share (2)	22.84	21.89
Dividends per common share	0.18	0.18
Dividend payout ratio	N/M%	28.98%

PERFORMANCE RATIOS (3)
Return on equity	(7.93)%	11.31%
Operating return on equity (1)(2)	8.23	11.30
Return on tangible common equity (1)(2)	(7.73)	11.96
Operating return on tangible common equity (1)(2)	8.73	11.96
Return on assets	(0.69)	0.96
Operating return on assets (1)(2)	0.71	0.95
Net interest margin, FTE (4)	3.15	3.58
Efficiency ratio (1)(2)	66.26	59.51

FINANCIAL DATA (in millions, end of period)
Total assets	$12,147	$12,320
Total earning assets	11,430	11,615
Total loans (5)	9,086	8,682
Total deposits (6)	9,883	10,068
Loans/deposits (%)	92%	86%
Total shareholders' equity	1,010	995

ASSET QUALITY
Allowance for credit losses, (millions)	$107	$98
Net charge-offs, (millions)	(4)	(7)
Net charge-offs (QTD annualized)/average loans	0.18%	0.32%
Provision expense, (millions)	$6	$9
Non-accruing loans/total loans	0.24%	0.31%
Allowance for credit losses/non-accruing loans	500	363
Allowance for credit losses/total loans	1.18	1.13

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	11.6%	12.1%
Tier 1 capital leverage ratio	9.5	9.9
Tangible common shareholders' equity/tangible assets (2)	8.2	7.9

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
(5)    As of March 31, 2024, total loans exclude $58.5 million of loans that were reclassified to assets held-for-sale in consideration of the potential branch sale.
(6)    As of March 31, 2024, total deposits exclude $484.5 million of deposits that were reclassified to liabilities held-for-sale in consideration of the potential branch sale.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,553	$75	6.53%	$4,166	$61	5.88%
Commercial and industrial loans	1,355	26	7.64	1,527	26	6.92
Residential mortgages	2,668	29	4.15	2,283	21	3.70
Consumer loans	465	8	7.24	539	10	7.24
Total loans (1)	9,041	138	6.04	8,515	118	5.57
Investment securities (2)	1,726	10	2.38	2,261	13	2.23
Short-term investments & loans held for sale (3)	489	6	5.07	313	3	4.24
New York branch loans held for sale (4)	18	—	5.72	—	—	—
Total interest-earning assets	11,274	154	5.44	11,089	134	4.85
Intangible assets	19		x	24		X
Other non-interest earning assets	462		x	456
Total assets	$11,755			$11,569
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,348	$—	—%	$2,706	$—	—%
NOW and other	799	3	1.37	1,456	6	1.64
Money market	3,083	25	3.25	2,659	10	1.59
Savings	1,038	3	0.97	1,047	—	0.10
Time	2,561	26	4.07	1,808	10	2.13
Total deposits	9,829	57	2.29	9,676	26	1.09
Borrowings and notes (5)	504	7	5.52	688	9	5.06
New York branch non-interest-bearing deposits (4)	30	—	—	—	—	—
New York branch interest-bearing deposits (4)	119	1	2.75	—	—	—
Total funding liabilities	10,482	65	2.45	10,364	35	1.36
Other non-interest earning liabilities	255			227
Total liabilities	10,737			10,591

Total common shareholders' equity	1,018			978
Total shareholders’ equity	1,018			978
Total liabilities and shareholders’ equity	$11,755			$11,569
Net interest margin, FTE			3.15%			3.58%

Supplementary data
Net Interest Income, non FTE	$88.1			$97.5
FTE income adjustment (6)	2.0			1.9
Net Interest Income, FTE	$90.1			$99.4

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the income statement.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024.
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

The Company also calculates operating earnings per share based on its measure of operating earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Adjustments in 2024 were primarily related to branch sales and loss on sale of AFS securities. Adjustments in 2023 were primarily related to branch consolidations.

Management believes that the computation of non-GAAP operating earnings and operating earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2024	2023
GAAP Net (loss)/income		$(20,188)	$27,637
Adj: Loss on sale of AFS securities		49,909	—
Adj: Restructuring and other expense		3,617	(36)
Adj: Income taxes		(12,404)	7
Total operating income (non-GAAP) (1)	(A)	$20,934	$27,608

GAAP Total revenue		$55,541	$114,139
Adj: Loss on sale of AFS securities		49,909	—
Total operating revenue (non-GAAP) (1)	(B)	$105,450	$114,139

GAAP Total non-interest expense		$76,020	$71,955
Less: Total non-operating expense (see above)		(3,617)	36
Operating non-interest expense (non-GAAP) (1)	(C)	$72,403	$71,991

(In millions, except per share data)
Total average assets	(D)	$11,755	$11,569
Total average shareholders’ equity	(E)	1,018	978
Total average tangible shareholders’ equity (1)	(G)	999	954
Total tangible shareholders’ equity, period-end (2)(3)	(I)	991	972
Total tangible assets, period-end (1)	(J)	12,128	12,297
Total common shares outstanding, period-end (thousands)	(K)	43,415	44,411
Average diluted shares outstanding (thousands)	(L)	43,028	44,036

Earnings per common share, diluted		$(0.47)	$0.63
Operating earnings per common share, diluted (1)	(A/L)	0.49	0.63
Book value per common share, period-end		23.26	22.42
Tangible book value per common share, period-end (1)	(I/K)	22.84	21.89
Total shareholders' equity/total assets		8.31	8.08
Total tangible shareholder's equity/total tangible assets (1)	(I/J)	8.17	7.91
		x
Performance ratios (3)		x
Return on equity		(7.93)%	11.31%
Operating return on equity (1)	(A/E)	8.23	11.30
Return on tangible common equity (1)(4)		(7.73)	11.96
Operating return on tangible common equity (1)(4)	(A+O)/(G)	8.73	11.96
Return on assets		(0.69)	0.96
Operating return on assets (1)	(A/D)	0.71	0.95
Efficiency ratio (1)(7)	(C-O)/(B+M+P)	66.26	59.51
(in thousands)
Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (5)	(M)	N/M	$2,897
Non-interest income tax-credit investments amortization (6)	(N)	N/M	(2,285)
Net income on tax-credit investments	(M+N)	N/M	612

Intangible amortization	(O)	1,205	1,205
Fully taxable equivalent income adjustment	(P)	2,006	1,908
_____________________________________________________________________________________________

(1)    Non-GAAP financial measure.
(2)    Total tangible shareholders’ equity is computed by taking total shareholders’ equity less the intangible assets at period-end. Total tangible assets is computed by taking total assets less the intangible assets at period-end.
(3)    Ratios are annualized and based on average balance sheet amounts, where applicable. Quarterly data may not sum to year-to-date data due to rounding.
(4)    Operating return on tangible common equity is computed by dividing the total operating income adjusted for the tax-affected amortization of intangible assets, assuming a 27% marginal rate, by tangible equity.
(5)    The tax benefit is the direct reduction to the income tax provision due to tax credits and deductions generated from investments in tax equity investments.
(6)    The non-interest income amortization is the reduction to the tax-advantaged investments and are incurred as the tax credits are generated.
(7)    As of January 1, 2024, the Company elected the proportional amortization method for certain tax credits eliminating the need to adjust the efficiency ratio for tax credit impacts.

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2024 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment and inflation, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission ("SEC"), including the Risk Factors set forth in Item 1A of of the Company’s 10-K, as supplemented by its Quarterly Reports on Form 10-Q and other SEC filings.

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

FINANCIAL OVERVIEW

Berkshire reported a net loss of $20.2 million, or ($0.47) per share, for the three months ended March 31, 2024, compared to net income of $27.6 million, or $0.63 per share, for the year-ago period. In the most recent quarter, Berkshire sold $362 million of investment securities and entered into an agreement for the sale of ten New York branches.

Included in the results for the three months ended March 31, 2024 are net non-operating charges totaling $53.5 million ($41.1 million, or $0.96 per share, after-tax) including a $49.9 million loss on the sale of securities and $4 million in expenses related to the pending branch sale.

The Company’s non-GAAP measure of operating income totaled $20.9 million, or $0.49 per share, for the three months ended March 31, 2024, compared to $27.6 million, or $0.63 per share, for the three months ended March 31, 2023. Compared to the year-ago period, operating income decreased primarily due to a lower net interest margin reflecting higher funding costs arising from competitive market conditions for deposit accounts in the ongoing environment of higher interest rates.

Berkshire’s return on average assets was (0.69%) for the three months ended March 31, 2024. The operating return on average assets was 0.71%. For the three months ended March 31, 2023, the return on assets was 0.96% (0.95% on an operating basis). Return on average tangible common equity was (7.73%) for the three months ended March 31, 2024. The operating return on average tangible common equity 8.73%. For the three months ended March 31, 2023, the return on tangible common equity was 11.96% on both a GAAP and an operating basis. Per share results and equity returns have included the benefit of ongoing share repurchases.

Compared to the first quarter of 2023, FTE net interest income decreased $9.3 million to $90.1 million and the net interest margin decreased 43 basis points to 3.15%. First quarter 2024 average total earning assets increased $185 million compared to the first quarter of 2023, primarily reflecting increases of $526 million in average loans and $177 million in average short-term investments and loans held for sale offset by a $535 million decrease in average securities. First quarter 2024 average total funding liabilities increased $119 million compared to the prior year quarter, reflecting a $303 million increase in average deposits (including deposits held for sale) offset by a $185 million decrease in average borrowings.

First quarter non-interest income excluding sales of AFS securities increased $704 thousand year-over-year and total non-interest expense increased $4.1 million including $3.6 million in non-operating expenses in the most recent quarter. The efficiency ratio was 66.3% for the first quarter of 2024 compared to 59.5% for the prior year quarter.

The provision for credit losses in the first quarter of 2024 totaled $6.0 million compared to $9.0 million in the prior year quarter. The allowance for credit losses on loans was $107.3 million, or 1.18% of total loans, at March 31, 2024 compared to $105.4 million, or 1.17% of total loans at December 31, 2023.

Berkshire’s total shareholders’ equity was $1.01 billion at March 31, 2024 and December 31, 2023. The common equity Tier 1 capital ratio was 11.6% and 12.0% at March 31, 2024 and December 31, 2023, respectively. Tangible common equity as a percentage of tangible assets was 8.2% at March 31, 2024 compared to 8.0% at December 31, 2023.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

In response to persistent high inflation, the Federal Reserve Board increased the target federal funds rate during 2022 and 2023. The average maximum target Federal Funds rate increased from 0.25% in the first quarter of 2022 to 5.50% in the first quarter of 2024.

The net interest margin decreased by 43 basis points to 3.15% in the first quarter of 2024 compared to the prior year quarter, reflecting increased cost of funds partially offset by increased earning asset yield. First quarter net interest income decreased year-over-year by $9.4 million due to the lower margin which was partially offset by the impact of a $185 million increase in average earning assets funded by higher deposits. Total interest income increased $19.7 million and total interest expense increased $29.1 million. The FTE interest adjustment increased $98 thousand.

First quarter 2024 average total earning assets increased $185 million compared to the first quarter of 2023, primarily reflecting increases of $526 million in average loans and $177 million in average short-term investments and loans held for sale offset by a $535 million decrease in average securities. The increase in average loans was primarily due to a $386 million increase in average commercial real estate loans and a $385 million increase in average residential mortgages, reflecting growth in originations staff and expansionary economic conditions supporting market demand for commercial loans.

Average total loans, average securities and average short-term investments and loans held for sale comprised 81%, 15% and 4%, respectively, of average total earning assets in the first quarter of 2024, compared to 77%, 20% and 3%, respectively, in the first quarter of 2023. In the current quarter, the yields on these portfolios were 6.04%, 2.38%, and 5.07% respectively, compared to 5.57%, 2.23%, and 4.24% in the same quarter of 2023.

The 59 basis point year-over-year increase in the first quarter yield on average earning assets reflected higher market interest rates and a mix shift towards higher yielding loans. The loan yield increased by 47 basis points, the securities yield increased by 15 basis points, and the yield on short-term investments and loans held for sale increased 83 basis points. Higher loan yields included increases of 65 basis points in commercial real estate, 72 basis points in commercial and industrial loans, and 45 basis points in residential mortgages.

First quarter 2024 average total funding liabilities increased $119 million compared to the prior year quarter, reflecting a $303 million increase in average deposits (including deposits held for sale) offset by a $185 million decrease in average borrowings. The increase in average deposits was primarily due to growth in average time deposits and money market deposits.

Compared to the prior year quarter, first quarter average non-interest bearing deposits decreased $358 million, average NOW and other interest-bearing transaction accounts decreased $657 million, average money market deposits increased $423 million, and average savings deposits decreased $9 million. Average time deposits increased $753 million. Deposit shifts reflected the migration of some balances from lower yielding accounts to higher yielding accounts in and out of the Bank, as well as the spend-down of liquidity by customers. Time deposit growth included higher utilization of brokered deposits.

Average total deposits comprised 95% and 93% of average total funding liabilities in the first quarters of 2024 and 2023, respectively. As a percentage of average deposits, in the first quarter of 2024, average non-interest bearing deposits measured 24%, average NOW and other interest-bearing transaction accounts measured 8%, average money market deposits were 31%, average savings accounts were 11%, and average time deposits were 26%. The comparable percentages in the prior year quarter were 28%, 15%, 27%, 11%, and 19% respectively.

The 109 basis point increase to 2.45% in the rate paid on average total funding liabilities in the first quarter of 2024 compared to 2023 primarily reflects higher deposit costs. The rate paid on average total deposits increased 120 basis points, reflecting higher interest rates paid and the shift in the mix of deposits. Changes in deposit costs included a decrease of 27 basis points in the cost of NOW and other interest-bearing transaction deposits and increases in the cost of other deposits, including 87 basis points in the cost of savings deposits, 166 basis points in the cost of money market deposits, and 194 basis points in the cost of time deposits.

Non-Interest Income

Total non-interest income was ($32.6 million) in the first quarter of 2024 compared to $16.6 million in the same quarter of the prior year. In the first quarter of 2024, the Company recorded a $49.9 million loss on the sale of AFS securities. Total non-interest income excluding loss on sales of AFS securities in the first quarter of 2024 increased $704 thousand compared to the same quarter of 2023 due to a $2.2 million decrease in net amortization charges related to tax credit investments. The non-interest income benefit of this change was partially offset by $795 thousand in lower SBA loan sale gains and a $349 unfavorable impact of fair value adjustments on investment securities.

Provision for Credit Losses

The provision for credit losses was $6.0 million in the first quarter of 2024 compared to $9.0 million in the same period of the prior year. Provision expense primarily reflected growth in the loan portfolio.

Non-Interest Expense

Total non-interest expense increased year-over year in the first quarter by $4.1 million due primarily to $3.6 million in non-operating expenses related to the pending sale of branches. Total operating non-interest expense increased $412 thousand year-over-year, including increases in compensation and benefits expense and technology and communications expense reflecting the strategic priorities of investing in frontline bankers and enhancing the customer digital experience. These increases were partially offset by reductions in occupancy, professional services and other expenses and included the benefit of ongoing branch consolidations and the reduction of excess premises.

The first quarter efficiency ratio increased year-over-year to 66.3% from 59.5% due primarily to the decrease in operating revenue as a result of the tightening of the net interest margin.

Income Tax Expense

The Company’s first quarter income tax was a benefit of $6.3 million due to the loss on the sale of AFS securities, compared to an expense of $5.5 million in the same period of the prior year. The first quarter effective tax rate was 24% in 2024 compared to an effective rate of 17% in the same period of the prior year. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to tax-exempt interest earned on certain investments and BOLI, as well as state income taxes. Prior to 2024, the effective tax rate also included tax credit investment benefits which are no longer recorded to income tax expense.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2024 AND DECEMBER 31, 2023

General

Total assets at March 31, 2024 were $12.1 billion, a $284 million decrease from December 31, 2023, primarily reflecting a $411 million decrease in total securities. Total liabilities at March 31,2024 were $11.1 billion, a $282 million decrease from December 31, 2023, primarily reflecting a $266 million decrease in total deposits and deposits held for sale. In March 2024, the Company announced an agreement to sell ten New York branches. As a result, loans totaling $58 million and deposits totaling $485 million were recorded as held for sale at March 31, 2024.

Nonaccrual loans totaled $21.5 million at March 31, 2024, a $47 thousand increase from December 31, 2023. The allowance for credit losses on loans totaled $107.3 million at March 31,2024, compared to $105.4 million at December 31, 2023. At March 31, 2024, the allowance as a percentage of total loans was 1.18% and as a percentage of nonaccrual loans was 500%, compared to 1.17% and 492%, respectively, at December 31, 2023.

Berkshire’s total shareholders’ equity was $1.01 billion at March 31, 2024, a $3 million decrease from December 31, 2023. As a percentage of total assets, shareholders’ equity was 8.3% and 8.1% at March 31, 2024 and December 31, 2023, respectively. Tangible common equity equaled 8.2% of tangible assets at March 31, 2024 compared to 8.0% at December 31, 2023.

Berkshire’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 9.5%, 11.6%, 11.8% and 14.0%, respectively, at March 31, 2024, compared to 9.7%, 12.0%, 12.3% and 14.4%, respectively, at December 31, 2023. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.6%, 11.9%, 11.9% and 13.0%, respectively, at March 31, 2024, compared to 9.6%, 12.2%, 12.2% and 13.3%, respectively, at December 31, 2023.

Loans

Total loans at period-end are categorized in the financial statement in accordance with regulatory reporting.
Total loans measured $9.1 billion at March 31, 2024, increasing $46 million during the first quarter of 2024. Commercial loans measured 65% of total loans and retail loans measured 35% of total loans at both March 31, 2024 and December 31, 2023.

Total commercial loans increased $100 million to $5.9 billion during the first quarter of 2024 and were comprised of commercial real estate loans and commercial and industrial loans. Commercial real estate loans (which include construction loans and multifamily loans) totaled $4.5 billion and increased $74 million during the first quarter of 2024. Commercial and industrial loans totaled $1.4 billion and increased $26 million. Nonaccrual commercial loans totaled $13.9 million at March 31, 2024, and measured 0.23% of total commercial loans. At December 31, 2023, nonaccrual commercial loans totaled $13.1 million, measuring 0.22% of total commercial loans. Potential problem loans, which are adversely classified loans which remain in an accrual status, totaled $127 million, or 2.14% of total commercial loans at March 31, 2024, compared to $132 million, or 2.26% of total commercial loans at December 31, 2023.

Total retail loans decreased $53 million to $3.2 billion during the first quarter of 2024. Retail loans include residential mortgage loans and consumer loans. At March 31, 2024, residential mortgages totaled $2.8 billion and decreased $8 million during the first quarter of 2024. Consumer loans totaled $400 million at March 31, 2024 and decreased by $46 million in the first quarter of 2024 due primarily to planned run-off of unsecured consumer balances. Nonaccrual retail loans totaled $7.5 million at March 31, 2024, measuring 0.24% of total retail loans. At December 31, 2023, nonaccrual retail loans totaled $8.3 million, measuring 0.26% of total retail loans.

Allowance for Credit Losses on Loans

The allowance totaled $107.3 million at March 31, 2024, an increase of $2.0 million from December 31, 2023, reflecting growth in the loan portfolio. The ratio of the allowance to total loans increased to 1.18% from 1.17% for these respective dates.

For the commercial loan portfolio, the allowance for credit losses as a percentage of commercial loans was 1.17% at March 31, 2024, compared to 1.23% at December 31, 2023. The commercial allowance for credit losses represented 498% of nonaccrual commercial loans at March 31, 2024 compared to 548% at December 31, 2023.

For the retail loan portfolio, the allowance for credit losses as a percentage of retail loans was 1.20% at March 31, 2024 compared to 1.05% at December 31, 2023. The retail allowance for credit losses represented 504% of nonaccrual retail loans at March 31, 2024 compared to 404% at December 31, 2023.

Deposits and Borrowings

Total deposits were $9.9 billion at March 31, 2024, a $750 million decrease from year-end 2023. This decrease included a $485 million reclassification of deposits to liabilities held for sale in conjunction with the pending sale of ten branches. The rest of the deposit decrease was $265 million and was spread across most categories of deposits. Non-interest bearing deposits totaled $2.3 billion at March 31, 2024, a $207 million decrease from December 31, 2023. Non-maturity interest-bearing deposits totaled $5.2 billion, a $262 million decrease during the first quarter of 2024. Period-end time deposits totaled $2.4 billion, decreasing $281 million during this period. Borrowings totaled $459 million at period-end, decreasing $48 million from year-end 2023.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.9 billion at period-end, increasing $68 million from year-end 2023. The net fair value of these instruments at March 31, 2024 was a liability of $38 million, increasing $8 million from December 31, 2023.

Shareholders’ Equity and Dividends

Total shareholders’ equity was $1.01 billion at March 31, 2024, a $3 million decrease from December 31, 2023, which includes the impact of $8 million in common stock dividends declared during the first quarter of 2024. The realization of the $50 million loss on the sale of AFS investment securities did not impact shareholders’ equity since these securities were held at fair value.

Liquidity and Cash Flows

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs for the Company, including the Bank. Liquidity management addresses both the Company’s ability to fund new loans and investments pursuant to commitments and as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. The Company views its liquidity as satisfactory for current conditions as well as for stressed scenarios in its liquidity testing models.

At March 31, 2024, cash and equivalents totaled $1.2 billion and securities available for sale were $626 million. Unused borrowing availability at that date from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $3.5 billion. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $87 million at period-end.

During the first quarter of 2024, the sale of investment securities was the primary source of funds and reductions in total deposits was the primary use of funds. At period-end, the Company had $485 million in deposits held for sale which were expected to be sold in the third quarter of 2024, using the Company’s liquid assets and liquidity sources as the source of funds to complete the sale.

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

As a result of rising interest rates, available for sale bond portfolios in banks are subject to unrealized losses which result in charges against accumulated other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital. Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity.

Tangible common equity totaling $991 million at period-end was net of an accumulated other comprehensive loss totaling $114 million. While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and the Massachusetts Division of Banks. The shareholder dividend requires non-objection from the Federal Reserve Bank.

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

CORPORATE RESPONSIBILITY UPDATE

Berkshire Bank is a performance and purpose-driven, values-guided bank providing strength, stability and trusted advice to create a positive impact for its clients and communities while upholding equitable, ethical, responsible and sustainable business practices. First quarter corporate responsibility highlights include:

•Berkshire was named one of the Most Trustworthy Companies in America 2024 by Newsweek and received an Association of Marketing and Communication Professionals Communitas Award for leadership in corporate responsibility for the seventh consecutive year.

•The Company released its 2023 Sustainability Report highlighting all that Berkshire is doing to be a responsible, equitable and sustainable bank while elevating its client experience and community impact.

•Berkshire maintained its top quartile environmental, social and governance performance in the banking sector.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion about the Company’s Quantitative and Qualitative Aspects of Market Risk, please review Item 7A of the most recent report on Form 10-K which sets forth the methodologies employed by the Company and the various aspects of its analysis of its interest rate sensitivity.

Market risk represents the risk of loss to earnings, capital and the economic values of certain assets and liabilities resulting from changes in interest rates and equity prices. The only significant market risk exposure for the Company is Interest Rate Risk (“IRR”). This is a result of the Company’s core business activities of making loans and accepting deposits, as well as investments and funding activities.

The effective management of IRR is essential to achieving the Company’s financial objectives. This responsibility resides with the Asset Liability Committee (“ALCO”). The ALCO’s role is to establish an effective asset/liability decision-making process to aid in managing risk exposures and achieving strategic objectives and corporate financial goals. This includes the goal to generate a stable net interest margin and net interest income over entire interest rate cycles regardless of changes in either short- or long-term interest rates. The Company manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

Net Interest Income (“NII”) at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a 12 month period. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions; (ii) prepayment projections for loans and securities; (iii) new business loan spreads; and (iv) deposit pricing assumptions. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure NII Sensitivity. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario, while twist scenarios assume the shape of the curve flattens or steepens instantaneously.

The following tables set forth the estimated percent change in the Company’s NII Sensitivity over one-year simulation periods beginning March 31, 2024 and December 31, 2023.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	March 31, 2024	December 31, 2023
+200	0.8%	0.5%
+100	0.4	0.3
-100	(0.3)	(0.6)
-200	(0.8)	(2.1)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	March 31, 2024	December 31, 2023
Short End +100	(0.9)%	(0.5)%
Short End -100	1.2	(0.5)
Long End +100	1.4	1.1
Long End -100	(1.4)	(1.1)

NII sensitivity results indicate that the Company remained near neutral at March 31, 2024 compared to December 31, 2023.

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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	March 31, 2024	December 31, 2023
+200	(2.4)%	(3.9)%
+100	(1.1)	(1.8)
-100	0.2	1.2
-200	(1.2)	1.3

The Company’s EVE Sensitivity profile indicates that at March 31, 2024 the balance sheet has remained largely neutral compared to December 31, 2023.

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

PART II
.ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2024 and 2023 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2024:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2024	—	$—	—	1,751,038
February 1-29, 2024	—	—	—	1,751,038
March 1-31, 2024	182,309	22.19	182,309	1,568,729
Total	182,309	$22.19	182,309	1,568,729

On January 25, 2024, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $40 million through December 31, 2024. The maximum number of shares that may be purchased under this program has been estimated based on the March 31, 2024 closing price per share of Company common stock of $22.92.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 10, 2024	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: May 10, 2024	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer