Form 10-Q
period 2024-06-30
BERKSHIRE HILLS BANCORP INC
filed 2024-08-09
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 7, 2024, the Registrant had 42,984,270 shares of common stock, $0.01 par value per share, outstanding.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2024	December 31, 2023
(In thousands, except share data)
Assets
Cash and due from banks	$112,085	$148,148
Short-term investments	988,207	1,055,096
Total cash and cash equivalents	1,100,292	1,203,244

Trading securities, at fair value	5,699	6,142
Equity securities, at fair value	12,736	13,029
Securities available for sale, at fair value	611,711	1,022,285
Securities held to maturity (fair values of $443,769 and $476,228)	520,239	543,351
Federal Home Loan Bank stock	35,010	22,689
Total securities	1,185,395	1,607,496
Less: Allowance for credit losses on securities held to maturity	(65)	(68)
Net securities	1,185,330	1,607,428

Loans held for sale	52,072	2,237

Total loans	9,228,526	9,039,686
Less: Allowance for credit losses on loans	(112,167)	(105,357)
Net loans	9,116,359	8,934,329

Premises and equipment, net	55,893	68,915
Intangible assets	17,319	19,664
Cash surrender value of bank-owned life insurance policies	244,790	242,309
Other assets	371,092	341,757
Assets held for sale	76,307	10,938
Total assets	$12,219,454	$12,430,821

Liabilities
Demand deposits	$2,222,012	$2,469,164
NOW and other deposits	766,641	858,644
Money market deposits	3,278,753	3,565,516
Savings deposits	1,004,320	1,053,810
Time deposits	2,349,733	2,686,250
Total deposits	9,621,459	10,633,384
Short-term debt	532,500	260,000
Long-term Federal Home Loan Bank advances and other	157,106	125,223
Subordinated borrowings	121,487	121,363
Total borrowings	811,093	506,586
Other liabilities	287,312	278,630
Liabilities held for sale	486,648	—
Total liabilities	$11,206,512	$11,418,600
(continued)
	June 30, 2024	December 31, 2023

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 42,959,249 shares outstanding in 2024; 51,903,190 shares issued and 43,500,872 shares outstanding in 2023)	528	528
Additional paid-in capital - common stock	1,421,301	1,423,273
Unearned compensation	(14,064)	(10,109)
Retained (deficit)	(44,874)	(33,136)
Accumulated other comprehensive (loss)	(114,698)	(143,016)
Treasury stock, at cost (8,943,941 shares in 2024 and 8,402,318 shares in 2023)	(235,251)	(225,319)
Total shareholders’ equity	1,012,942	1,012,221
Total liabilities and shareholders’ equity	$12,219,454	$12,430,821
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income
Loans	$139,460	$126,871	$276,020	$244,364
Securities and other	14,649	18,554	30,095	33,377
Total interest and dividend income	154,109	145,425	306,115	277,741
Interest expense
Deposits	57,036	35,966	113,898	62,048
Borrowings	8,541	16,700	15,545	25,401
Total interest expense	65,577	52,666	129,443	87,449
Net interest income	88,532	92,759	176,672	190,292
Non-interest income
Deposit related fees	8,561	8,571	16,866	16,882
Loan related fees	2,364	3,189	5,027	5,658
Gain on SBA loans	3,294	2,910	4,993	5,404
Wealth management fees	2,613	2,583	5,497	5,322
Total fee income	16,832	17,253	32,383	33,266
Other, net	3,343	(137)	5,217	222
Fair value adjustments on securities	(42)	(22)	(157)	212
(Loss) on sale of AFS securities, net	—	—	(49,909)	—
Total non-interest income/(loss)	20,133	17,094	(12,466)	33,700
Total net revenue	108,665	109,853	164,206	223,992
Provision expense for credit losses	6,499	8,000	12,499	16,999
Non-interest expense
Compensation and benefits	40,126	39,960	80,861	79,031
Occupancy and equipment	8,064	8,970	16,762	18,349
Technology	10,236	10,465	20,140	19,936
Professional services	2,757	2,526	5,433	5,803
Regulatory expenses	1,848	1,834	3,693	3,260
Amortization of intangible assets	1,140	1,205	2,345	2,410
Marketing	532	1,510	1,648	2,718
Restructuring and other expenses	(384)	21	3,233	(15)
Other	6,612	7,557	12,836	14,511
Total non-interest expense	70,931	74,048	146,951	146,003

Income before income taxes	$31,235	$27,805	$4,756	$60,990
Income tax expense	7,210	3,944	919	9,492
Net income	$24,025	$23,861	$3,837	$51,498

Basic earnings per common share	$0.57	$0.55	$0.09	$1.18
Diluted earnings per common share	$0.57	$0.55	$0.09	$1.18

Weighted average shares outstanding:
Basic	42,437	43,443	42,602	43,564
Diluted	42,508	43,532	42,763	43,780
The accompanying notes are an integral part of these consolidated financial statements.
5

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$24,025	$23,861	$3,837	$51,498
Other comprehensive (loss), before tax:
Changes in unrealized (loss) on debt securities available-for-sale	(816)	(24,842)	43,471	(874)
Changes in unrealized gain/(loss) on derivative hedges	425	(11,910)	(5,099)	(6,112)
Income taxes related to other comprehensive (loss):
Changes in unrealized (loss) on debt securities available-for-sale	224	6,381	(11,440)	157
Changes in unrealized gain/(loss) on derivative hedges	(116)	3,197	1,386	1,641
Total other comprehensive (loss)/income	(283)	(27,174)	28,318	(5,188)
Total comprehensive income/(loss)	$23,742	$(3,313)	$32,155	$46,310
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at March 31, 2023	44,411	$528	$1,424,563	$(10,920)	$(51,398)	$(159,066)	$(208,227)	$995,480
Comprehensive income:
Net income	—	—	—	—	23,861	—	—	23,861
Other comprehensive (loss)	—	—	—	—	—	(27,174)	—	(27,174)
Total comprehensive (loss)	—	—	—	—	23,861	(27,174)	—	(3,313)
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(7,953)	—	—	(7,953)
Treasury shares repurchased	(581)	—	—	—	—	—	(12,378)	(12,378)
Forfeited shares	(18)	—	(50)	428	—	—	(378)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	249	—	(654)	(6,236)	—	—	6,890	—
Stock-based compensation	—	—	—	2,258	—	—	—	2,258
Other, net	(28)	—	(3)	—	—	—	(710)	(713)
Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381

Balance at March 31, 2024	43,415	$528	$1,422,709	$(11,297)	$(61,147)	$(114,415)	$(226,455)	$1,009,923
Comprehensive income:
Net income	—	—	—	—	24,025	—	—	24,025
Other comprehensive (loss)	—	—	—	—	—	(283)	—	(283)
Total comprehensive income	—	—	—	—	24,025	(283)	—	23,742
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(7,752)	—	—	(7,752)
Treasury shares repurchased	(612)	—	—	—	—	—	(13,492)	(13,492)
Forfeited shares	(69)	—	(227)	1,719	—	—	(1,492)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	285	—	(1,181)	(6,333)	—	—	7,514	—
Stock-based compensation	—	—	—	1,847	—	—	—	1,847
Other, net	(60)	—	—	—	—	—	(1,326)	(1,326)
Balance at June 30, 2024	42,959	$528	$1,421,301	$(14,064)	$(44,874)	$(114,698)	$(235,251)	$1,012,942

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	51,498	—	—	51,498
Other comprehensive (loss)	—	—	—	—	—	(5,188)	—	(5,188)
Total comprehensive income	—	—	—	—	51,498	(5,188)	—	46,310
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(15,961)	—	—	(15,961)
Treasury shares repurchased	(628)	—	—	—	—	—	(13,568)	(13,568)
Forfeited shares	(49)	—	37	1,261	—	—	(1,298)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	392	—	(209)	(10,587)	—	—	10,796	—
Stock-based compensation	—	—	—	3,454	—	—	—	3,454
Other, net	(43)	—	(155)	—	—	—	(1,162)	(1,317)
Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381

Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net income	—	—	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	—	—	28,318	—	28,318
Total comprehensive income	—	—	—	—	3,837	28,318	—	32,155
Cash dividends declared on common shares $0.36 per share)	—	—	—	—	(15,575)	—	—	(15,575)
Treasury shares repurchased	(794)	—	—	—	—	—	(17,539)	(17,539)
Forfeited shares	(117)	—	(421)	3,028	—	—	(2,607)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	470	—	(1,551)	(10,931)	—	—	12,482	—
Stock-based compensation	—	—	—	3,948	—	—	—	3,948
Other, net	(101)	—	—	—	—	—	(2,268)	(2,268)
Balance at June 30, 2024	42,959	$528	$1,421,301	$(14,064)	$(44,874)	$(114,698)	$(235,251)	$1,012,942
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,837	$51,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,499	16,999
Net amortization of securities	(571)	480
Change in unamortized net loan costs and premiums	2,962	(474)
Premises and equipment depreciation and amortization expense	3,738	4,327
Stock-based compensation expense	3,948	3,454
Accretion of purchase accounting entries, net	(454)	(330)
Amortization of other intangibles	2,345	2,410
Income from cash surrender value of bank-owned life insurance policies	(2,986)	(2,395)
(Gain) on SBA loan sales	(4,993)	(5,404)
Fair value adjustments on securities	157	(212)
Loss on sale of AFS securities, net	49,909	—
Net change in loans held-for-sale	(2,710)	(4,397)
Amortization of interest in tax-advantaged projects	(654)	4,495
Net change in other	(25,412)	(1,200)
Net cash provided by operating activities	41,615	69,251

Cash flows from investing activities:
Net decrease in trading security	446	426
Purchases of securities available for sale	(7,798)	(36,798)
Proceeds from sales of securities available for sale	361,871	—
Proceeds from maturities, calls, and prepayments of securities available for sale	50,984	119,390
Purchases of securities held to maturity	(300)	(700)
Proceeds from maturities, calls, and prepayments of securities held to maturity	23,913	19,461
Net change in loans	(297,626)	(553,530)
Net change in New York branch loans held for sale	3,098	—
Proceeds from surrender of bank-owned life insurance	506	—
Purchase of Federal Home Loan Bank stock	(76,550)	(340,879)
Proceeds from redemption of Federal Home Loan Bank stock	64,229	313,384
Net investment in limited partnership tax credits	(10,697)	(8,199)
Purchase of premises and equipment, net	(553)	(753)
Net cash provided/(used) by investing activities	111,523	(488,198)
9

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2024	2023
(continued)
Cash flows from financing activities:
Net (decrease) in deposits	(527,395)	(258,862)
Net change in New York branch deposits held for sale	(10,508)	—
Proceeds from Federal Home Loan Bank advances and other borrowings	1,057,500	8,425,000
Repayments of Federal Home Loan Bank advances and other borrowings	(753,118)	(7,755,100)
Purchase of treasury stock	(17,539)	(13,568)
Common stock cash dividends paid	(15,575)	(15,961)
Settlement of derivative contracts with financial institution counterparties	10,545	(7,317)
Net cash (used)/provided by financing activities	(256,090)	374,192

Net change in cash and cash equivalents	(102,952)	(44,755)

Cash and cash equivalents at beginning of period	1,203,244	685,355

Cash and cash equivalents at end of period	$1,100,292	$640,600

Supplemental cash flow information:
Interest paid on deposits	$117,734	$58,472
Interest paid on borrowed funds	16,444	23,488
Income taxes paid, net	4,476	7,633

Other non-cash changes:
Other net comprehensive income	$28,318	$(5,188)
Reclassification of seasoned loan portfolios to held-for-sale, net	47,123	—
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	58,455	—
Reclassification of New York branch assets to assets held-for-sale	13,936	—
Reclassification of New York branch deposits to liabilities held-for-sale, net	484,530	—
Reclassification of New York branch liabilities to liabilities held-for-sale	12,929	—
Securities purchased not yet settled	725	—
Impact to retained earnings from adoption of ASU 2022-02	—	401
Properties transferred to held for sale	—	4,960

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

Recently Adopted Accounting Principles
Effective January 1, 2024, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expanded the permitted use of the proportional amortization method (PAM), which was previously only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under PAM, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. Under this ASU, an entity has the option to apply PAM to applicable investments on a tax-credit-program-by-tax-credit-program basis. The Company has elected PAM for its public welfare investments which consist of Affordable Housing and New Market tax credit investments. In addition, the amendments in this ASU require that all tax equity investments accounted for using PAM use the delayed equity contribution guidance in paragraph ASC 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which PAM is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this ASU became effective for the Company for interim and annual periods beginning January 1, 2024. Refer to Note 15 – Tax Equity Investments for additional information. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2. BRANCH SALE

The Company has entered into definitive agreements with three buyers to sell ten of its upstate and eastern New York branches, consisting of eight offices in Albany, Saratoga, Schenectady and Columbia counties, one office in Whitehall and one office in East Syracuse. The branch sale includes residential mortgages and consumer loans with a total balance of $55.4 million and deposit accounts with a total balance of $474.0 million as of June 30, 2024. The sales also include all branch premises, including leased properties, and equipment. These balances are included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The sales exclude Berkshire’s commercial banking business.

The buyers intend to offer employment to all associated staff. The sales are targeted for completion by the end of the third quarter of 2024 subject to customary regulatory approvals and associated system conversions.

The following is a summary of the assets and liabilities associated with the branch sales at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Assets
Loans	$55,357	$—
Other assets	13,664	—
Total assets	$69,021	$—
Liabilities
Deposits	$474,022	$—
Other liabilities	12,626	—
Total liabilities	$486,648	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $5.8 million and $6.2 million, and a fair value of $5.7 million and $6.1 million, at June 30, 2024 and December 31, 2023, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2024
Securities available for sale
U.S. Treasuries	$7,981	$—	$(1)	$7,980
Municipal bonds and obligations	64,292	10	(3,045)	61,257	—
Agency collateralized mortgage obligations	276,100	—	(66,275)	209,825	—
Agency mortgage-backed securities	282,228	—	(53,230)	228,998	—
Agency commercial mortgage-backed securities	87,202	—	(18,903)	68,299	—
Corporate bonds	38,709	61	(4,074)	34,696	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	757,167	138	(145,594)	611,711	—
Securities held to maturity
Municipal bonds and obligations	237,511	100	(23,432)	214,179	45
Agency collateralized mortgage obligations	106,623	—	(18,813)	87,810	—
Agency mortgage-backed securities	45,538	—	(8,539)	36,999	—
Agency commercial mortgage-backed securities	128,947	—	(25,729)	103,218	—
Tax advantaged economic development bonds	1,343	—	(57)	1,286	20
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	520,239	100	(76,570)	443,769	65
Equity securities	15,035	—	(2,299)	12,736	—
Total	$1,292,441	$238	$(224,463)	$1,068,216	$65

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2023
Securities available for sale
U.S. Treasuries	$7,980	$1	$—	$7,981	$—
Municipal bonds and obligations	64,788	494	(1,429)	63,853	—
Agency collateralized mortgage obligations	426,986	—	(79,112)	347,874	—
Agency mortgage-backed securities	492,633	2	(75,155)	417,480	—
Agency commercial mortgage-backed securities	174,879	—	(29,553)	145,326	—
Corporate bonds	43,291	34	(4,210)	39,115	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,211,212	598	(189,525)	1,022,285	—
Securities held to maturity
Municipal bonds and obligations	251,046	698	(16,987)	234,757	48
Agency collateralized mortgage obligations	112,929	—	(18,360)	94,569	—
Agency mortgage-backed securities	47,379	—	(8,052)	39,327	—
Agency commercial mortgage-backed securities	130,169	—	(24,368)	105,801	—
Tax advantaged economic development bonds	1,540	6	(60)	1,486	20
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	543,351	704	(67,827)	476,228	68
Equity securities	15,035	—	(2,006)	13,029	—
Total	$1,769,598	$1,302	$(259,358)	$1,511,542	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2024	$41	$20	$61
Provision for credit losses	4	—	4
Balance at June 30, 2024	$45	$20	$65

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2023	$49	$22	$71
Provision for credit losses	—	—	—
Balance at June 30, 2023	$49	$22	$71

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
(Benefit)/provision for credit losses	(3)	—	(3)
Balance at June 30, 2024	$45	$20	$65

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit)/provision for credit losses	(17)	(3)	(20)
Balance at June 30, 2023	$49	$22	$71

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

As of June 30, 2024, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,061	$8,060	$871	$871
Over 1 year to 5 years	16,465	15,958	2,339	2,317
Over 5 years to 10 years	51,718	47,450	42,001	41,056
Over 10 years	35,393	33,121	193,920	171,498
Total bonds and obligations	111,637	104,589	239,131	215,742
Mortgage-backed securities	645,530	507,122	281,108	228,027
Total	$757,167	$611,711	$520,239	$443,769

During the three months ended June 30, 2024, there were no purchases of AFS securities. During the six months ended June 30, 2024, purchases of AFS securities totaled $7.8 million. During the three months ended June 30, 2024, there were no sales of AFS securities. During the six months ended June 30, 2024, proceeds from sales of AFS securities totaled $361.9 million. During the three and six months ended June 30, 2023, purchases of AFS securities totaled $7.9 million and $36.8 million, respectively. During the three and six months ended June 30, 2023, there were no sales of AFS securities. During the three months ended June 30, 2024, there were no gross gains or losses. During the six months ended June 30, 2024, gross gains totaled $5.1 million and gross losses totaled $54.9 million. During the three and six months ended June 30, 2023 there were no gross gains or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2024

Securities available for sale
U.S. Treasuries	$1	$7,980	$—	$—	$1	$7,980
Municipal bonds and obligations	865	32,114	2,180	26,001	3,045	58,115
Agency collateralized mortgage obligations	—	—	66,275	209,825	66,275	209,825
Agency mortgage-backed securities	—	—	53,230	228,998	53,230	228,998
Agency commercial mortgage-backed securities	—	—	18,903	68,299	18,903	68,299
Corporate bonds	—	—	4,074	33,841	4,074	33,841
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$866	$40,094	$144,728	$567,259	$145,594	$607,353

Securities held to maturity
Municipal bonds and obligations	$1,735	$81,138	$21,697	$109,229	$23,432	$190,367
Agency collateralized mortgage obligations	—	—	18,813	87,810	18,813	87,810
Agency mortgage-backed securities	—	—	8,539	36,999	8,539	36,999
Agency commercial mortgage-backed securities	—	—	25,729	103,218	25,729	103,218
Tax advantaged economic development bonds	9	427	48	859	57	1,286
Total securities held to maturity	1,744	81,565	74,826	338,115	76,570	419,680

Total	$2,610	$121,659	$219,554	$905,374	$222,164	$1,027,033

December 31, 2023

Securities available for sale
Municipal bonds and obligations	$76	$9,326	$1,353	$22,739	$1,429	$32,065
Agency collateralized mortgage obligations	—	—	79,112	347,874	79,112	347,874
Agency mortgage-backed securities	1	22	75,154	417,151	75,155	417,173
Agency commercial mortgage-backed securities	—	—	29,553	145,326	29,553	145,326
Corporate bonds	457	6,543	3,753	31,690	4,210	38,233
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$534	$15,891	$188,991	$965,075	$189,525	$980,966

Securities held to maturity
Municipal bonds and obligations	$229	$28,895	$16,758	$92,063	$16,987	$120,958
Agency collateralized mortgage obligations	1	21	18,359	94,548	18,360	94,569
Agency mortgage-backed securities	—	—	8,052	39,327	8,052	39,327
Agency commercial mortgage-backed securities	—	—	24,368	105,801	24,368	105,801
Tax advantaged economic development bonds	—	—	60	922	60	922
Total securities held to maturity	230	28,916	67,597	332,661	67,827	361,577
Total	$764	$44,807	$256,588	$1,297,736	$257,352	$1,342,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2024:

AFS U.S. Treasuries
At June 30, 2024, the one security in the Company’s portfolio of AFS U.S. Treasuries was in an unrealized loss position. Aggregate unrealized losses represents 0.0% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The security is performing.

AFS municipal bonds and obligations
At June 30, 2024, 81 of the 91 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2024, 37 of the 37 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 24.0% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2024, 28 of the 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 19.5% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2024, 13 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 10.8% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At June 30, 2024, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At June 30, 2024, 140 of the 165 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 11.0% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2024, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 17.6% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2024, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 19.6% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2024, 2 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 4.3% of the amortized cost of securities in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2024	December 31, 2023
Construction	$644,808	$640,371
Commercial multifamily	665,290	599,145
Commercial real estate owner occupied	684,086	628,646
Commercial real estate non-owner occupied	2,664,103	2,606,409
Commercial and industrial	1,423,564	1,359,249
Residential real estate	2,751,096	2,760,312
Home equity	213,686	224,223
Consumer other	181,893	221,331
Total loans	$9,228,526	$9,039,686

Allowance for credit losses	(112,167)	(105,357)
Net loans	$9,116,359	$8,934,329

During the three and six months ended June 30, 2024, $47.1 million of residential real estate loans were reclassified to loans held for sale on the Consolidated Balance Sheet, reflecting its intent to sell these loans. During the three and six months ended June 30, 2024, in consideration of the pending branch sale, $18.1 million of residential real estate loans and $37.3 million of consumer loans were reclassified to assets held for sale on the Consolidated Balance Sheet. Transferred held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2024 and June 30, 2023 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended June 30, 2024
Construction	$2,580	$—	$—	$196	$2,776
Commercial multifamily	2,649	—	—	586	3,235
Commercial real estate owner occupied	9,898	(100)	94	979	10,871
Commercial real estate non-owner occupied	34,255	—	24	1,564	35,843
Commercial and industrial	20,016	(970)	257	3,540	22,843
Residential real estate	22,411	(4)	373	(176)	22,604
Home equity	1,992	—	7	95	2,094
Consumer other	13,530	(2,172)	832	(289)	11,901
Total allowance for credit losses	$107,331	$(3,246)	$1,587	$6,495	$112,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended June 30, 2023
Construction	$1,536	$—	$(1)	$—	$18	$1,553
Commercial multifamily	1,698	—	—	—	368	2,066
Commercial real estate owner occupied	10,278	—	(394)	596	(137)	10,343
Commercial real estate non-owner occupied	33,408	—	—	81	2,833	36,322
Commercial and industrial	20,164	—	(4,595)	815	2,357	18,741
Residential real estate	17,590	—	(210)	76	762	18,218
Home equity	2,320	—	(7)	132	127	2,572
Consumer other	10,997	—	(2,478)	213	1,672	10,404
Total allowance for credit losses	$97,991	$—	$(7,685)	$1,913	$8,000	$100,219

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Six months ended June 30, 2024
Construction	$2,885	$—	$—	$(109)	$2,776
Commercial multifamily	2,475	—	—	760	3,235
Commercial real estate owner occupied	9,443	(206)	107	1,527	10,871
Commercial real estate non-owner occupied	38,221	—	105	(2,483)	35,843
Commercial and industrial	18,602	(3,412)	913	6,740	22,843
Residential real estate	19,622	(45)	560	2,467	22,604
Home equity	2,015	—	246	(167)	2,094
Consumer other	12,094	(5,218)	1,258	3,767	11,901
Total allowance for credit losses	$105,357	$(8,881)	$3,189	$12,502	$112,167

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(benefit) for Credit Losses	Balance at End of Period
Six months ended June 30, 2023
Construction	$1,227	$—	$(1)	$—	$327	$1,553
Commercial multifamily	1,810	—	—	6	250	2,066
Commercial real estate owner occupied	10,739	24	(464)	641	(597)	10,343
Commercial real estate non-owner occupied	30,724	—	—	175	5,423	36,322
Commercial and industrial	18,743	(23)	(10,627)	1,119	9,529	18,741
Residential real estate	18,666	2	(240)	463	(673)	18,218
Home equity	2,173	—	(18)	159	258	2,572
Consumer other	12,188	(404)	(4,271)	389	2,502	10,404
Total allowance for credit losses	$96,270	$(401)	$(15,621)	$2,952	$17,019	$100,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheet), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023
Balance at beginning of period	$9,256	$8,687
Expense for credit losses	—	—
Balance at end of period	$9,256	$8,687

	Six Months Ended June 30,
(In thousands)	2024	2023
Balance at beginning of period	$9,256	$8,588
Expense for credit losses	—	99
Balance at end of period	$9,256	$8,687

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$15,419	$116,970	$409,459	$81,810	$522	$2,274	$—	$—	$626,454
Special Mention	—	—	—	594	—	—	—	—	594
Substandard	—	—	—	17,760	—	—	—	—	17,760
Total	$15,419	$116,970	$409,459	$100,164	$522	$2,274	$—	$—	$644,808
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$73,644	$15,895	$215,561	$53,535	$38,599	$259,299	$590	$—	$657,123
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	239	2,516	5,412	—	—	8,167
Total	$73,644	$15,895	$215,561	$53,774	$41,115	$264,711	$590	$—	$665,290
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$45	$40	$—	$121	$—	$—	$206

Risk rating
Pass	$58,550	$99,735	$119,343	$108,383	$44,701	$235,808	$3,199	$—	$669,719
Special Mention	—	1,384	122	103	222	4,068	—	—	5,899
Substandard	—	—	289	235	47	7,897	—	—	8,468
Total	$58,550	$101,119	$119,754	$108,721	$44,970	$247,773	$3,199	$—	$684,086
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$80,321	$417,966	$598,042	$416,711	$145,191	$924,642	$6,277	$—	$2,589,150
Special Mention	—	—	—	2,826	224	41,252	2,256	—	46,558
Substandard	—	—	372	—	—	28,023	—	—	28,395
Total	$80,321	$417,966	$598,414	$419,537	$145,415	$993,917	$8,533	$—	$2,664,103
Commercial and industrial:
Current period gross write-offs	$—	$290	$1,080	$510	$58	$1,474	$—	$—	$3,412

Risk rating
Pass	$99,462	$123,625	$167,560	$104,146	$50,973	$125,175	$650,637	$5,119	$1,326,697
Special Mention	—	—	21,750	2,519	2,296	2,178	18,708	—	47,451
Substandard	—	1,261	1,854	11,015	1,399	13,298	20,544	45	49,416
Total	$99,462	$124,886	$191,164	$117,680	$54,668	$140,651	$689,889	$5,164	$1,423,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$45	$—	$—	$45

Risk rating
Pass	$127,230	$561,180	$942,382	$253,945	$82,407	$768,859	$55	$—	$2,736,058
Special Mention	—	—	1,459	2,240	135	2,019	—	—	5,853
Substandard	—	—	125	119	376	8,565	—	—	9,185
Total	$127,230	$561,180	$943,966	$256,304	$82,918	$779,443	$55	$—	$2,751,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Risk rating
Pass	$104,507	$346,419	$138,802	$29,176	$2,545	$1,098	$—	$—	$622,547
Special Mention	—	—	512	—	—	—	—	—	512
Substandard	—	—	17,312	—	—	—	—	—	17,312
Total	$104,507	$346,419	$156,626	$29,176	$2,545	$1,098	$—	$—	$640,371

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$16,020	$216,477	$56,817	$26,566	$94,733	$179,923	$377	$—	$590,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	242	2,554	—	5,436	—	—	8,232
Total	$16,020	$216,477	$57,059	$29,120	$94,733	$185,359	$377	$—	$599,145

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489
Risk rating
Pass	$97,271	$120,327	$122,151	$37,914	$70,393	$165,224	$2,653	$—	$615,933
Special Mention	—	—	424	222	—	788	—	—	1,434
Substandard	—	—	81	47	4,703	6,448	—	—	11,279
Total	$97,271	$120,327	$122,656	$38,183	$75,096	$172,460	$2,653	$—	$628,646

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$65	$—	$—	$65
Risk rating
Pass	$404,687	$591,897	$385,247	$135,134	$277,870	$736,566	$4,553	$—	$2,535,954
Special Mention	—	—	—	229	19,465	726	—	—	20,420
Substandard	—	—	—	6,814	13,483	29,738	—	—	50,035
Total	$404,687	$591,897	$385,247	$142,177	$310,818	$767,030	$4,553	$—	$2,606,409

Commercial and industrial:
Current period gross write-offs	$—	$1,154	$863	$2,763	$1,496	$9,283	$2,313	$—	$17,872
Risk rating
Pass	$142,946	$203,126	$118,191	$69,722	$39,437	$112,770	$554,153	$—	$1,240,345
Special Mention	526	23,149	3,735	1,621	610	1,353	35,244	—	66,238
Substandard	432	761	11,702	1,135	3,785	12,538	22,313	—	52,666
Total	$143,904	$227,036	$133,628	$72,478	$43,832	$126,661	$611,710	$—	$1,359,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313
Risk rating
Pass	$599,124	$973,031	$266,055	$88,302	$66,837	$755,372	$81	$—	$2,748,802
Special Mention	—	—	—	—	140	664	—	—	804
Substandard	—	129	1,176	379	574	8,448	—	—	10,706
Total	$599,124	$973,160	$267,231	$88,681	$67,551	$764,484	$81	$—	$2,760,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment performance
Performing	$—	$—	$—	$—	$431	$2,333	$210,095	$—	$212,859
Nonperforming	—	—	—	—	—	—	827	—	827
Total	$—	$—	$—	$—	$431	$2,333	$210,922	$—	$213,686

Consumer other:
Current period gross write-offs	$—	$96	$4,526	$494	$3	$99	$—	$—	$5,218

Payment performance
Performing	$17,871	$39,016	$82,680	$15,102	$4,533	$12,748	$9,559	$—	$181,509
Nonperforming	—	27	82	25	2	230	18	—	384
Total	$17,871	$39,043	$82,762	$15,127	$4,535	$12,978	$9,577	$—	$181,893

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88
Payment performance
Performing	$—	$—	$—	$439	$—	$2,614	$220,209	$—	$223,262
Nonperforming	—	—	—	—	—	—	961	—	961
Total	$—	$—	$—	$439	$—	$2,614	$221,170	$—	$224,223

Consumer other:
Current period gross write-offs	$109	$8,843	$1,149	$11	$78	$239	$—	$—	$10,429
Payment performance
Performing	$49,588	$108,284	$19,679	$5,843	$7,054	$19,587	$10,614	$—	$220,649
Nonperforming	77	104	47	26	110	284	34	—	682
Total	$49,665	$108,388	$19,726	$5,869	$7,164	$19,871	$10,648	$—	$221,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at June 30, 2024 and December 31, 2023:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2024
Construction	$—	$—	$—	$—	$644,808	$644,808
Commercial multifamily	239	180	5,412	5,831	659,459	665,290
Commercial real estate owner occupied	—	554	2,912	3,466	680,620	684,086
Commercial real estate non-owner occupied	52	—	3,655	3,707	2,660,396	2,664,103
Commercial and industrial	1,640	748	8,936	11,324	1,412,240	1,423,564
Residential real estate	5,391	5,988	9,186	20,565	2,730,531	2,751,096
Home equity	458	421	1,502	2,381	211,305	213,686
Consumer other	1,689	1,135	1,416	4,240	177,653	181,893
Total	$9,469	$9,026	$33,019	$51,514	$9,177,012	$9,228,526

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Construction	$—	$—	$—	$—	$640,371	$640,371
Commercial multifamily	5,436	187	—	5,623	593,522	599,145
Commercial real estate owner occupied	581	286	804	1,671	626,975	628,646
Commercial real estate non-owner occupied	139	251	3,798	4,188	2,602,221	2,606,409
Commercial and industrial	2,749	689	8,769	12,207	1,347,042	1,359,249
Residential real estate	5,669	943	10,687	17,299	2,743,013	2,760,312
Home equity	707	498	1,281	2,486	221,737	224,223
Consumer other	2,363	1,642	1,606	5,611	215,720	221,331
Total	$17,644	$4,496	$26,945	$49,085	$8,990,601	$9,039,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2024 and December 31, 2023:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
June 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	5,412	—
Commercial real estate owner occupied	2,523	1,740	389	—
Commercial real estate non-owner occupied	3,655	30	—	—
Commercial and industrial	8,286	5,443	650	—
Residential real estate	5,672	2,330	3,514	—
Home equity	827	54	675	—
Consumer other	384	—	1,032	—
Total	$21,347	$9,597	$11,672	$—
The commercial and industrial loans nonaccrual amortized cost as of June 30, 2024 included medallion loans with a fair value of $0.3 million and a contractual balance of $7.7 million.

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

The following table summarizes information about total loans rated Special Mention or lower at June 30, 2024 and December 31, 2023. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	June 30, 2024	December 31, 2023
Non-Accrual	$21,347	$21,407
Substandard Accruing	102,956	131,689
Total Classified	124,303	153,096
Special Mention	107,896	91,502
Total Criticized	$232,199	$244,598

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2024
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	1,764	—	—
Commercial real estate non-owner occupied	320	—	—
Commercial and industrial	4,302	—	1,145
Residential real estate	2,276	—	—
Home equity	106	—	—
Consumer other	—	—	—
Total loans	$8,768	$—	$1,145

December 31, 2023
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	650	—	—
Commercial real estate non-owner occupied	342	—	—
Commercial and industrial	4,788	—	944
Residential real estate	5,035	—	—
Home equity	135	—	—
Consumer other	40	—	—
Total loans	$10,990	$—	$944

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

The following tables present the amortized cost basis of loans at June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	648	—	—	—	0.02
Commercial and industrial	—	—	3,263	—	—	—	0.23
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$3,911	$—	$—	$—	0.04%
The Company has committed to lend additional amounts totaling $514 thousand to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended June 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.46
Commercial and industrial	—	—	1,291	—	—	—	0.09
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$13,024	$—	$—	$—	—%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six months ended June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	648	—	—	—	0.02
Commercial and industrial	—	108	3,737	297	—	—	0.29
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$108	$4,385	$297	$—	$—	0.05%
The Company has committed to lend additional amounts totaling $514 thousand to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six months ended June 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.46
Commercial and industrial	—	—	1,291	—	10	—	0.09
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$387	$13,024	$—	$10	$—	—%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2024 and June 30, 2023, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and June 30, 2023.

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended June 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	62
Commercial and industrial	—	—	3
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended June 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	12
Commercial and industrial	—	—	119
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Six months ended June 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	62
Commercial and industrial	—	10.75	16
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Six months ended June 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	1.25	118
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans that had a payment default during the three and months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended June 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Six months ended June 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	202	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$202	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Time less than $100,000	$678,351	$724,911
Time $100,000 through $250,000	1,074,884	1,276,175
Time more than $250,000	596,498	685,164
Total time deposits	$2,349,733	$2,686,250

NOTE 7.               BORROWED FUNDS

Borrowed funds at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$532,500	5.48%	$260,000	5.54%
Total short-term borrowings:	532,500	5.48	260,000	5.54
Long-term debt:
Advances from the FHLB and other borrowings	157,106	4.85	125,223	4.80
Subordinated borrowings	98,433	5.50	98,335	5.50
Junior subordinated borrowing - Trust I	15,464	7.44	15,464	7.49
Junior subordinated borrowing - Trust II	7,590	7.30	7,564	7.35
Total long-term borrowings:	278,593	5.29	246,586	5.33
Total	$811,093	5.41%	$506,586	5.44%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2024 and December 31, 2023. The Bank's available borrowing capacity with the FHLB was $1.9 billion and $2.5 billion for the periods ended June 30, 2024 and December 31, 2023.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended June 30, 2024 and December 31, 2023, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.3 billion and $1.5 billion for the periods ended June 30, 2024 and December 31, 2023, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at June 30, 2024. The advances outstanding at June 30, 2024 included amortizing advances totaling $6.1 million. There were no callable advances outstanding at December 31, 2023. The advances outstanding at December 31, 2023 included amortizing advances totaling $4.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of June 30, 2024 is as follows:

	June 30, 2024
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2024	$449,004	5.48%
2025	233,500	5.18
2026	502	2.20
2027	153	2.00
2028 and beyond	6,447	0.71
Total FHLB advances	$689,606	5.33%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2024 and December 31, 2023, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.6 million for unamortized debt issuance costs as of June 30, 2024.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 7.44% and 7.49% at June 30, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 7.30% and 7.35% at June 30, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2024, the Company held derivatives with a total notional amount of $4.8 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $3.9 billion and $20.7 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.6 billion, risk participation agreements with dealer banks of $0.4 billion, and $4.9 million in forward commitment contracts.

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

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2024.

The Company had no pledged collateral to derivative counterparties in the form of cash as of June 30, 2024. The Company had pledged securities to derivative counterparties with an amortized cost of $10.7 million and a fair value of $10.2 million as of June 30, 2024. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at June 30, 2024, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	1.4	3.64%	5.34%	$—
Interest rate collars on commercial loans	200,000	2.0			263
Total cash flow hedges	800,000				263

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,755	5.4	5.82%	5.09%	$(62)
Interest rate swaps on loans with commercial loan customers	1,782,928	4.6	4.48%	6.08%	(82,978)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,782,928	4.6	6.08%	4.48%	45,736
Risk participation agreements with dealer banks	357,298	5.3			127
Forward sale commitments	4,892	0.2			32
Total economic hedges	3,933,801				(37,145)

Non-hedging derivatives:
Commitments to lend	20,744	0.2			101
Total non-hedging derivatives	20,744				101

Total	$4,754,545				$(36,781)
(1) Fair value estimates include the impact of $28.1 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$600,000	1.9	3.64%	5.35%	$—
Interest rate collars on commercial loans	200,000	2.5			1,658
	800,000				1,658

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,202	5.9	5.82%	5.09%	$(172)
Interest rate swaps on loans with commercial loan customers	1,795,562	4.9	4.36%	6.27%	(63,865)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	6.27%	4.36%	32,053
Risk participation agreements with dealer banks	376,553	5.5			(18)
Forward sale commitments	2,207	0.2			21
Total economic hedges	3,976,086				(31,981)

Non-hedging derivatives:
Commitments to lend	11,104	0.2			34
Total non-hedging derivatives	11,104				34

Total	$4,787,190				$(30,289)
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

As of June 30, 2024, the Company had eight interest rate swap contracts with a notional value of $600.0 million. The interest rate swaps have durations of one to two years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of June 30, 2024, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of two to three years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest rate swaps on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$268	$(12,067)	$(5,413)	$(6,426)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(157)	(157)	(314)	(314)

Net tax benefit on items recognized in accumulated other comprehensive income	(116)	3,197	1,386	1,641

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$309	$(8,713)	$(3,713)	$(4,471)

Net interest expense recognized on hedged commercial loans	$2,728	$2,034	$5,448	$3,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of June 30, 2024, the Company had an interest rate swap with a $5.8 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of June 30, 2024. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$23	$142	$110	$75

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	4,474	(24,230)	(19,174)	2,794
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	—	—

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(4,474)	24,230	19,174	(2,794)

Risk participation agreements:
Unrealized gain recognized in other non-interest income	244	25	234	8

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(46)	48	11	55

Non-hedging derivatives
Commitments to lend
Unrealized (loss)/gain recognized in other non-interest income	$(46)	$11	$67	$20
Realized gain in other non-interest income	548	54	705	94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies for commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s Consolidated Statements of Income. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral generally in the form of marketable securities is received or posted by the counterparty with net liability positions, respectively, in accordance with contract thresholds.

The Company had net asset positions with its financial institution counterparties totaling $49.3 million and $39.8 million as of June 30, 2024 and December 31, 2023, respectively. The Company had net asset positions with its commercial banking counterparties totaling $3.1 million and $6.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company had net liability positions with its financial institution counterparties totaling $3.2 million and $6.1 million as of June 30, 2024 and December 31, 2023, respectively. The Company had net liability positions with its commercial banking counterparties totaling $86.1 million and $69.8 million as of June 30, 2024 and December 31, 2023.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2024 and December 31, 2023:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Collateral Received	Net Amount
June 30, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$86,560	$(37,242)	$49,318	$—	$(34,300)	$15,018
Commercial counterparties	3,135	—	3,135	—	—	3,135
Total	$89,695	$(37,242)	$52,453	$—	$(34,300)	$18,153

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Collateral Pledged	Net Amount
June 30, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(12,318)	$9,126	$(3,192)	$10,184	$—	$6,992
Commercial counterparties	(86,113)	—	(86,113)	—	—	(86,113)
Total	$(98,431)	$9,126	$(89,305)	$10,184	$—	$(79,121)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Collateral Received	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,579	$(31,812)	$39,767	$—	$—	$39,767
Commercial counterparties	5,992	—	5,992	—	—	5,992
Total	$77,571	$(31,812)	$45,759	$—	$—	$45,759

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Collateral Pledged	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(11,277)	$5,142	$(6,135)	$9,633	$—	$3,498
Commercial counterparties	(69,796)	—	(69,796)	—	—	(69,796)
Total	$(81,073)	$5,142	$(75,931)	$9,633	$—	$(66,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2024, lease expiration dates ranged from 1 month to 16 years.

The following table represents the Consolidated Balance Sheet classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$44,144	$47,348
Finance lease right-of-use assets	Premises and equipment, net	653	5,597
Total Lease Right-of-Use Assets		$44,797	$52,945

Lease Liabilities
Operating lease liabilities	Other liabilities	$49,371	$53,026
Finance lease liabilities	Other liabilities	915	8,681
Total Lease Liabilities		$50,286	$61,707

Supplemental information related to leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.2	8.3
Finance leases	13.5	10.8

Weighted-Average Discount Rate
Operating leases	3.22%	2.90%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2024 was $2.2 million. Lease expense for operating leases for the six months ended June 30, 2024 was $4.5 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2023 was $2.3 million. Lease expense for operating leases for the six months ended June 30, 2023 was $4.6 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,048	$2,251
Operating cash flows from finance leases	11	112
Financing cash flows from finance leases	12	148

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,211	$4,524
Operating cash flows from finance leases	86	225
Financing cash flows from finance leases	118	295

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2024:

(In thousands)	Operating Leases	Finance Leases
2024	$4,414	$46
2025	7,986	93
2026	7,615	93
2027	6,910	93
2028	5,875	93
Thereafter	22,801	837
Total undiscounted lease payments	55,601	1,255
Less amounts representing interest	(6,230)	(340)
Lease liability	$49,371	$915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2024	December 31, 2023	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.1%	14.4%	8.0%
Tier 1 capital to risk-weighted assets	11.9	12.3	6.0
Common equity tier 1 capital to risk-weighted assets	11.6	12.0	4.5
Tier 1 capital to average assets	9.6	9.7	4.0

	June 30, 2024	December 31, 2023	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.3%	13.3%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	12.1	12.2	6.0	8.0
Common equity tier 1 capital to risk-weighted assets	12.1	12.2	4.5	6.5
Tier 1 capital to average assets	9.8	9.6	4.0	5.0

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

At June 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2024 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(145,456)	$(188,927)
Net unrealized (loss) on cash flow hedging derivatives	(9,364)	(4,265)
Net unrealized holding (loss) on pension plans	(528)	(528)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	37,961	49,401
Net unrealized tax benefit on cash flow hedging derivatives	2,545	1,159
Net unrealized tax benefit on pension plans	144	144
Accumulated other comprehensive loss	$(114,698)	$(143,016)

The following table presents the components of other comprehensive (loss) for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(816)	$224	$(592)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(816)	224	(592)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized gain arising during the period	268	(73)	195
Less: reclassification adjustment for (losses) realized in net income	(157)	43	(114)
Net unrealized gain on cash flow hedging derivatives	425	(116)	309
Other comprehensive (loss)	$(391)	$108	$(283)

Three Months Ended June 30, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(24,842)	$6,381	$(18,461)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(24,842)	6,381	(18,461)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(12,067)	3,239	(8,828)
Less: reclassification adjustment for (losses) realized in net income	(157)	42	(115)
Net unrealized (loss) on cash flow hedging derivatives	(11,910)	3,197	(8,713)
Other comprehensive (loss)	$(36,752)	$9,578	$(27,174)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2024
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(6,438)	$2,115	$(4,323)
Less: reclassification adjustment for (losses) realized in net income	(49,909)	13,555	(36,354)
Net unrealized holding gain on AFS securities	43,471	(11,440)	32,031

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,731)	1,558	(4,173)
Less: reclassification adjustment for (losses) realized in net income	(632)	172	(460)
Net unrealized (loss) on cash flow hedging derivatives	(5,099)	1,386	(3,713)
Other comprehensive income	$38,372	$(10,054)	$28,318

Six Months Ended June 30, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(874)	$157	$(717)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(874)	157	(717)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(6,426)	1,725	(4,701)
Less: reclassification adjustment for (losses) realized in net income	(314)	84	(230)
Net unrealized (loss) on cash flow hedging derivatives	(6,112)	1,641	(4,471)
Other comprehensive (loss)	$(6,986)	$1,798	$(5,188)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss), for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2024
Balance at Beginning of Period	$(106,902)	$(7,128)	$(385)	$(114,415)
Other comprehensive (loss) before reclassifications	(592)	195		(397)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(114)	—	(114)
Total other comprehensive (loss)/income	(592)	309	—	(283)
Balance at End of Period	$(107,494)	$(6,819)	$(385)	$(114,698)

Three Months Ended June 30, 2023
Balance at Beginning of Period	$(157,813)	$(636)	$(617)	$(159,066)
Other comprehensive income before reclassifications	(18,461)	(8,828)	—	(27,289)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(115)	—	(115)
Total other comprehensive (loss)	(18,461)	(8,713)	—	(27,174)
Balance at End of Period	$(176,274)	$(9,349)	$(617)	$(186,240)

Six Months Ended June 30, 2024
Balance at Beginning of Period	$(139,525)	$(3,106)	$(385)	$(143,016)
Other comprehensive (loss) before reclassifications	(4,323)	(4,173)	—	(8,496)
Less: amounts reclassified from accumulated other comprehensive income	(36,354)	(460)	—	(36,814)
Total other comprehensive income/(loss)	32,031	(3,713)	—	28,318
Balance at End of Period	(107,494)	(6,819)	(385)	(114,698)

Six Months Ended June 30, 2023
Balance at Beginning of Period	$(175,557)	$(4,878)	$(617)	$(181,052)
Other comprehensive (loss) before reclassifications	(717)	(4,701)		(5,418)
Less: amounts reclassified from accumulated other comprehensive income	—	(230)	—	(230)
Total other comprehensive (loss)	(717)	(4,471)	—	(5,188)
Balance at End of Period	$(176,274)	$(9,349)	$(617)	$(186,240)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2024	2023	is Presented
Realized (losses) on AFS securities:
	$—	$—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(157)	(157)	Interest expense
	—	—	Non-interest expense
	43	42	Tax benefit
	(114)	(115)	Net of tax
Total reclassifications for the period	$(114)	$(115)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2024	2023	is Presented
Realized (losses) on AFS securities:
	$(49,909)	$—	Non-interest income
	13,555	—	Tax expense
	(36,354)	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(632)	(314)	Interest expense
	—	—	Non-interest expense
	172	84	Tax benefit
	(460)	(230)	Net of tax
Total reclassifications for the period	$(36,814)	$(230)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$24,025	$23,861	$3,837	$51,498

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	8,656	7,624	8,506	7,552
Less: average number of unvested stock award shares	810	836	795	787
Average number of basic shares outstanding	42,437	43,443	42,602	43,564
Plus: dilutive effect of unvested stock award shares	71	89	161	216
Plus: dilutive effect of stock options outstanding	—	—	—	—
Average number of diluted shares outstanding	42,508	43,532	42,763	43,780

Basic earnings per common share:	$0.57	$0.55	$0.09	$1.18
Diluted earnings per common share:	$0.57	$0.55	$0.09	$1.18

For the three months ended June 30, 2024, 739 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2024, 627 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended June 30, 2023, 747 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2023, 563 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2024 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2023	785	$24.92	49	$26.46
Granted	470	25.78	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(339)	23.06	—	—
Forfeited	(117)	25.78	—	—
Expired	—	—	—	—
June 30, 2024	799	$25.39	49	$26.46

During the three and six months ended June 30, 2024 and June 30, 2023, there were no stock option exercises. During the three and six months ended June 30, 2024, there were 173 thousand and 339 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2023, there were 82 thousand and 178 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.8 million and $2.3 million during the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense totaled $3.9 million and $3.5 million during the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,699	$5,699
Securities available for sale:
U.S Treasuries	7,980	—	—	7,980
Municipal bonds and obligations	—	61,257	—	61,257
Agency collateralized mortgage obligations	—	209,825	—	209,825
Agency residential mortgage-backed securities	—	228,998	—	228,998
Agency commercial mortgage-backed securities	—	68,299	—	68,299
Corporate bonds	—	30,794	3,902	34,696
Other bonds and obligations	—	656	—	656
Equity securities	12,736	—	—	12,736
Loans held for investment at fair value	—	—	326	326
Loans held for sale	—	4,949	—	4,949
Derivative assets	—	52,236	134	52,370
Capitalized servicing rights	—	—	1,566	1,566
Derivative liabilities	—	89,150	—	89,150

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,142	$6,142
Securities available for sale:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,853	—	63,853
Agency collateralized mortgage obligations	—	347,874	—	347,874
Agency residential mortgage-backed securities	—	417,480	—	417,480
Agency commercial mortgage-backed securities	—	145,326	—	145,326
Corporate bonds	—	35,192	3,923	39,115
Equity securities	13,029	—	—	13,029
Loans held for investment at fair value	—	—	374	374
Loans held for sale	—	2,237	—	2,237
Derivative assets	—	45,613	55	45,668
Capitalized servicing rights	—	—	1,526	1,526
Derivative liabilities	—	75,957	—	75,957

There were no transfers between levels during the three months ended June 30, 2024.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2024.

			Aggregate Fair Value
June 30, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$326	$7,741	$(7,415)

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$374	$8,809	$(8,435)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$4,949	$4,893	$56

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$2,237	$2,205	$32

The changes in fair value of loans held for sale for the three and six months ended June 30, 2024, were gains of $24 thousand and losses of $31 thousand, respectively. During the three and six months ended June 30, 2024, originations of loans held for sale totaled $16.8 million and $44.7 million, respectively. During the three and six months ended June 30, 2024, sales of loans originated for sale totaled $17.0 million and $41.3 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended June 30, 2024 and 2023.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2024
March 31, 2024	$5,909	$3,929	$396	$147	$78	$1,346
Unrealized gain/(loss), net recognized in other non-interest income	14	—	(45)	338	(46)	220
Unrealized (loss) included in accumulated other comprehensive income	—	(27)	—	—	—	—
Paydown of asset	(224)	—	(25)	—	—	—
Transfers to held for sale loans	—	—	—	(384)	—	—
June 30, 2024	$5,699	$3,902	$326	$101	$32	$1,566

Six Months Ended June 30, 2024
December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized gain, net recognized in other non-interest income	3	—	3	598	11	40
Unrealized (loss) included in accumulated other comprehensive income	—	(21)	—	—	—	—
Paydown of asset	(446)	—	(51)	—	—	—
Transfers to held for sale loans	—	—	—	(531)	—	—
June 30, 2024	$5,699	$3,902	$326	$101	$32	$1,566

Unrealized (loss)/gain relating to instruments still held at June 30, 2024	$(57)	$(98)	$—	$101	$32	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2023
March 31, 2023	$6,584	$3,800	$460	$26	$15	$1,666
Unrealized gain/(loss), net recognized in other non-interest income	34	—	(18)	87	48	220
Unrealized gain included in accumulated other comprehensive income	—	130	—	—	—	—
Paydown of asset	(213)		(41)	—	—	—
Transfers to held for sale loans	—	—	—	(76)	—	—
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886

Six Months Ended June 30, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized gain/(loss), net recognized in other non-interest income	123	—	(147)	121	55	40
Unrealized (loss) included in accumulated other comprehensive income	—	(70)	—	—	—	—
Paydown of asset	(426)	—	(57)	—	—	—
Transfers to held for sale loans	—	—	—	(101)	—	—
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886

Unrealized (loss)/gain relating to instruments still held at June 30, 2023	$(266)	$(200)	$—	$37	$63	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2024	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,699	Discounted Cash Flow	Discount Rate	3.82%
AFS Securities	3,902	Indication from Market Maker	Price	97.55%
Loans held for investment	326	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $18.5
Commitments to lend	101	Historical Trend	Closing Ratio	77.95%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	32	Historical Trend	Closing Ratio	77.95%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,566	Discounted cash flow	Constant Prepayment Rate (CPR)	7.00%
			Discount Rate	11.09%
Total	$11,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,142	Discounted Cash Flow	Discount Rate	4.19%
AFS Securities	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	374	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $18.3
Commitments to lend	34	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	21	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,526	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.63%
			Discount Rate	11.08%
Total	$12,020

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

	June 30, 2024	Fair Value Measurement Date	December 31, 2023	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$5,438	June 2024	$4,395	December 2023
Loans held for sale	47,123	June 2024	—	December 2023
Capitalized servicing rights	9,624	June 2024	10,569	December 2023
Total	$62,185		$14,964

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$5,438	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to (0.06)% ((63.40)%)
			Appraised Value	$0 to $3,448 ($2,732)
Loans held for sale	47,123	Fair Value of Collateral	Appraised Value	$47,123
Capitalized servicing rights	9,624	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.27% to 14.96% (13.11%)
			Discount Rate	10.47% to 14.21% (12.75%)
Total	$62,185
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2024 and December 31, 2023.

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

	June 30, 2024
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,100,292	$1,100,292	$1,100,292	$—	$—
Trading securities	5,699	5,699	—	—	5,699
Equity securities	12,736	12,736	12,736	—	—
Securities available for sale	611,711	611,711	7,980	599,829	3,902
Securities held to maturity	520,239	443,769	—	442,483	1,286
Federal Home Loan Bank stock	35,010	N/A	N/A	N/A	N/A
Net loans	9,116,359	8,974,069	—	—	8,974,069
Loans held for sale	52,072	52,072	—	4,949	47,123
Accrued interest receivable	51,489	51,489	—	51,489	—
Derivative assets	52,370	52,370	—	52,236	134
Assets held for sale	76,307	76,307	—	20,950	55,357

Financial Liabilities
Total deposits	$9,621,459	$9,607,365	$—	$9,607,365	$—
Short-term debt	532,500	532,524	—	532,524	—
Long-term Federal Home Loan Bank advances and other	157,106	154,335	—	154,335	—
Subordinated borrowings	121,487	102,543	—	102,543	—
Accrued interest payable	11,206	11,206	—	11,206	—
Derivative liabilities	89,150	89,150	—	89,150	—
Liabilities held for sale	486,648	486,648	—	486,648	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,203,244	$1,203,244	$1,203,244	$—	$—
Trading securities	6,142	6,142	—	—	6,142
Equity securities	13,029	13,029	13,029	—	—
Securities available for sale and other	1,022,285	1,022,285	7,981	1,010,381	3,923
Securities held to maturity	543,351	476,228	—	474,742	1,486
Federal Home Loan Bank stock	22,689	N/A	N/A	N/A	N/A
Net loans	8,934,329	8,768,108	—	—	8,768,108
Loans held for sale	2,237	2,237	—	2,237	—
Accrued interest receivable	53,096	53,096	—	53,096	—
Derivative assets	45,668	45,668	—	45,613	55
Financial Liabilities
Total deposits	$10,633,384	$10,615,655	$—	$10,615,655	$—
Short-term debt	260,000	260,035	—	260,035	—
Long-term Federal Home Loan Bank advances	125,223	123,747	—	123,747	—
Subordinated borrowings	121,363	98,138	—	98,138	—
Accrued interest payable	13,766	13,766	—	13,766	—
Derivative liabilities	75,957	75,957	—	75,957	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$88,532	$92,759	$176,672	$190,292
Provision for credit losses	6,499	8,000	12,499	16,999
Net interest after provision for credit losses	$82,033	$84,759	$164,173	$173,293

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

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At June 30, 2024 and December 31, 2023 the carrying value of all tax equity investments was $38.9 million and $16.6 million, respectively, and are included in other assets on the Consolidated Balance Sheet.

The carrying value of the Public Welfare Investments on June 30, 2024 includes $17 million of delayed equity contributions described in the chart below.

As of June 30, 2024, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2024	$2,753
2025	7,814
2026	3,350
2027	2,841
2028	18
Thereafter	222
Total delayed equity contributions	$16,998

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

(In thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Provision for Income Taxes:
Amortization of tax credit investments	$(639)	$(1,278)
Tax credit and other tax benefit/(expense)	188	761
Total provision for income taxes	(451)	(517)

There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three and six months ended June 30, 2024. The non-income tax related activity associated with these investments recorded outside of the income tax expense for the three and six months ended June 30, 2023 was $2.2 million and $4.5 million, respectively. There were no impairment losses recorded on tax equity investments during the three and six months ended June 30, 2024 and 2023, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this or prior Forms 10-Q.

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.57	$0.55	$0.09	$1.18
Operating earnings per common share, diluted (1)(2)	0.55	0.55	1.03	1.18
Net (loss)/income, (thousands)	24,025	23,861	3,837	51,498
Operating net income, (thousands) (1)(2)	23,168	23,878	44,102	51,486
Net interest income, non FTE	88,532	92,759	176,672	190,292
Net interest income, FTE (4)	90,545	94,721	180,691	194,161
Total common shares outstanding, (thousands)	42,959	44,033	42,959	44,033
Average diluted shares, (thousands)	42,508	43,532	42,763	43,780
Total book value per common share	23.58	22.11	23.58	22.11
Tangible book value per common share (2)	23.18	21.60	23.18	21.60
Dividends per common share	0.18	0.18	0.36	0.36
Dividend payout ratio	32.74%	33.47%	N/M	31.06%

PERFORMANCE RATIOS (3)
Return on equity	9.49%	9.51%	0.76%	10.39%
Operating return on equity (1)(2)	9.15	9.51	8.69	10.39
Return on tangible common equity (1)(2)	9.99	10.09	1.11	11.01
Operating return on tangible common equity (1)(2)	9.65	10.09	9.19	11.01
Return on assets	0.82	0.79	0.07	0.87
Operating return on assets (1)(2)	0.79	0.79	0.75	0.87
Net interest margin, FTE (4)	3.20	3.24	3.18	3.40
Efficiency ratio (1)(2)	63.40	63.57	64.81	61.50

FINANCIAL DATA (in millions, end of period)
Total assets	$12,219	$12,090	$12,219	$12,090
Total earning assets	11,510	11,370	11,510	11,370
Total loans (5)	9,229	8,882	9,229	8,882
Total deposits (6)	9,621	10,068	9,621	10,068
Loans/deposits (%)	96%	88%	96%	88%
Total shareholders' equity	1,013	973	1,013	973

ASSET QUALITY
Allowance for credit losses, (millions)	$112	$100	$112	$100
Net charge-offs, (millions)	(2)	(6)	(6)	(13)
Net charge-offs (QTD annualized)/average loans	0.07%	0.26%	0.13%	0.29%
Provision expense, (millions)	$6	$8	$12	$17
Non-accruing loans/total loans	0.23%	0.32%	0.23%	0.32%
Allowance for credit losses/non-accruing loans	525	353	525	353
Allowance for credit losses/total loans	1.22	1.13	1.22	1.13

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	11.6%	12.1%	11.6%	12.1%
Tier 1 capital leverage ratio	9.6	9.6	9.6	9.6
Tangible common shareholders' equity/tangible assets (2)	8.2	7.9	8.2	7.9

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
(5)    As of June 30, 2024, total loans exclude $55.4 million of loans that were reclassified to assets held-for-sale in consideration of the potential branch sale.
(6)    As of June 30, 2024, total deposits exclude $474.0 million of deposits that were reclassified to liabilities held-for-sale in consideration of the potential branch sale.

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,649	$77	6.52%	$4,283	$67	6.16%
Commercial and industrial loans	1,384	27	7.62	1,496	27	7.27
Residential mortgages	2,694	28	4.21	2,488	24	3.87
Consumer loans	430	8	7.47	524	9	7.28
Total loans (1)	9,157	140	6.05	8,791	127	5.77
Investment securities (2)	1,332	8	2.44	2,236	13	2.27
Short-term investments & loans held for sale (3)	597	8	5.07	560	7	4.94
New York branch loans held for sale (4)	57	1	5.86	—	—	—
Total interest-earning assets	11,143	157	5.57	11,587	147	5.05
Intangible assets	18		x	22		X
Other non-interest earning assets	531		x	448
Total assets	$11,692			$12,057
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,244	$—	—%	$2,594	$—	—%
NOW and other	763	3	1.44	1,055	4	1.35
Money market	2,909	24	3.32	2,555	14	2.13
Savings	1,004	3	1.06	1,077	—	0.50
Time	2,376	25	4.22	2,287	18	3.07
Total deposits	9,296	55	2.35	9,568	36	1.51
Borrowings and notes (5)	619	9	5.55	1,288	17	5.14
New York branch non-interest-bearing deposits (4)	97	—	—	—	—	—
New York branch interest-bearing deposits (4)	386	3	2.80	—	—	—
Total funding liabilities	10,398	67	2.53	10,856	53	1.94
Other non-interest earning liabilities	281			197
Total liabilities	10,679			11,053

Total common shareholders' equity	1,013			1,004
Total shareholders’ equity	1,013			1,004
Total liabilities and shareholders’ equity	$11,692			$12,057
Net interest margin, FTE			3.20%			3.24%

Supplementary data
Net Interest Income, non FTE	$88.5			$92.8
FTE income adjustment (6)	2.0			2.0
Net Interest Income, FTE	$90.5			$94.8

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the Consolidated Statements of Income statement.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024.
(5)    The average balances of borrowings include the finance lease obligation presented under other liabilities on the Consolidated Balance Sheet.
(6)    Fully taxable equivalent considers the impact of tax advantaged investment securities and loans. The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,601	$152	6.52%	$4,225	$128	6.02%
Commercial and industrial loans	1,370	53	7.63	1,511	54	7.09
Residential mortgages	2,681	57	4.18	2,386	45	3.79
Consumer loans	447	16	7.36	531	18	7.26
Total loans (1)	9,099	278	6.05	8,653	245	5.67
Investment securities (2)	1,529	18	2.41	2,248	26	2.25
Short-term investments & loans held for sale (3)	543	14	5.07	437	10	4.69
New York branch loans held for sale (4)	37	1	5.79	—	—	—
Total interest-earning assets	11,208	311	5.50	11,338	281	4.95
Intangible assets	18		x	23		X
Other non-interest earning assets	497		x	453
Total assets	$11,723			$11,814
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,296	$—	—%	$2,650	$—	—%
NOW and other	781	6	1.40	1,255	10	1.52
Money market	2,996	49	3.28	2,607	24	1.85
Savings	1,021	5	1.02	1,062	—	0.30
Time	2,469	51	4.15	2,049	28	2.66
Total deposits	9,563	111	2.32	9,623	62	1.79
Borrowings and notes (5)	563	16	5.54	990	25	5.11
New York branch non-interest-bearing deposits (4)	64	—	—	—	—	—
New York branch interest-bearing deposits (4)	252	4	2.78	—	—	—
Total funding liabilities	10,442	131	2.49	10,613	87	2.21
Other non-interest earning liabilities	266			210
Total liabilities	10,708			10,823

Total common shareholders' equity	1,015			991
Total shareholders’ equity	1,015			991
Total liabilities and shareholders’ equity	$11,723			$11,814
Net interest margin, FTE			3.18%			3.40%

Supplementary data
Net Interest Income, non FTE	$176.7			$190.3
FTE income adjustment (6)	4.0			3.9
Net Interest Income, FTE	$180.7			$194.2

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the Consolidated Statements of Income.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024.
(5)    The average balances of borrowings include the finance lease obligation presented under other liabilities on the Consolidated Balance Sheet.
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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
GAAP Net income		$24,025	$23,861	$3,837	$51,498
Adj: Loss on sale of AFS securities		—	—	49,909	—
Adj: Restructuring and other expense		(384)	21	3,233	(15)
Adj: Income taxes		(473)	(4)	(12,877)	3
Total operating income (non-GAAP) (1)	(A)	$23,168	$23,878	$44,102	$51,486

GAAP Total revenue		$108,665	$109,853	$164,206	$223,992
Adj: Loss on sale of AFS securities		—	—	49,909	—
Total operating revenue (non-GAAP) (1)	(B)	$108,665	$109,853	$214,115	$223,992

GAAP Total non-interest expense		$70,931	$74,048	$146,951	$146,003
Less: Total non-operating expense (see above)		384	(21)	(3,233)	15
Operating non-interest expense (non-GAAP) (1)	(C)	$71,315	$74,027	$143,718	$146,018

(In millions, except per share data)
Total average assets	(D)	$11,692	$12,057	$11,723	$11,814
Total average shareholders’ equity	(E)	1,013	1,004	1,015	991
Total average tangible shareholders’ equity (1)	(G)	995	981	997	968
Total tangible shareholders’ equity, period-end (2)(3)	(I)	996	951	996	951
Total tangible assets, period-end (1)	(J)	12,202	12,068	12,202	12,068
Total common shares outstanding, period-end (thousands)	(K)	42,959	44,033	42,959	44,033
Average diluted shares outstanding (thousands)	(L)	42,508	43,532	42,763	43,780

Earnings per common share, diluted		$0.57	$0.55	$0.09	$1.18
Operating earnings per common share, diluted (1)	(A/L)	0.55	0.55	1.03	1.18
Book value per common share, period-end		23.58	22.11	23.58	22.11
Tangible book value per common share, period-end (1)	(I/K)	23.18	21.60	23.18	21.60
Total shareholders' equity/total assets		8.29	8.05	8.29	8.05
Total tangible shareholder's equity/total tangible assets (1)	(I/J)	8.16	7.88	8.16	7.88
		x
Performance ratios (3)		x
Return on equity		9.49%	9.51%	0.76%	10.39%
Operating return on equity (1)	(A/E)	9.15	9.51	8.69	10.39
Return on tangible common equity (1)(4)		9.99	10.09	1.11	11.01
Operating return on tangible common equity (1)(4)	(A+O)/(G)	9.65	10.09	9.19	11.01
Return on assets		0.82	0.79	0.07	0.87
Operating return on assets (1)	(A/D)	0.79	0.79	0.75	0.87
Efficiency ratio (1)(7)	(C-O)/(B+M+P)	63.40	63.57	64.81	61.50

Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (5)	(M)	N/M	$2,735	N/M	$5,632
Non-interest income tax-credit investments amortization (6)	(N)	N/M	(2,210)	N/M	(4,495)
Net income on tax-credit investments	(M+N)	N/M	525	N/M	1,137

Intangible amortization	(O)	1,140	1,205	2,345	2,410
Fully taxable equivalent income adjustment	(P)	2,013	1,962	4,019	3,869
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

GENERAL
Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Financial results discussed herein are not necessarily indicative of the results for the year 2024 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) which operates as a commercial bank under a Massachusetts trust company charter. Established in 1846, the Bank provides business and consumer banking, mortgage, wealth management, and investment services, with a vision to be a high performing, relationship focused community bank. Berkshire has approximately $12.2 billion in assets and presently operates 91 branch offices in New England and New York (two branches were sold after June 30, 2024).

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment and inflation, legislative and regulatory changes, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission ("SEC"), including the Risk Factors set forth in Item 1A of the Company’s 10-K, as supplemented by its Quarterly Reports on Form 10-Q and other SEC filings.

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

OVERVIEW

Second quarter earnings per share increased 4% year-over-year to $0.57 from $0.55 and included the benefit of lower expenses and ongoing share repurchases. The non-GAAP measure of operating earnings per share was unchanged year-over-year at $0.55 in the second quarter. Results included the benefit of ongoing loan growth and the paydown of higher cost borrowings with proceeds from the sale of lower yielding securities in recent quarters.

For the first half of the year, earnings per share decreased to $0.09 from $1.18 due to a $50 million non-operating loss on the sale of securities. The securities were carried at fair value and this loss had no significant impact on equity. First half operating earnings per share decreased 13% to $1.03 from $1.18 due to pressures on the net interest margin throughout 2023 before it began improving in 2024 including the benefit of reinvestment of the proceeds of securities sales. Total investment securities decreased by $422 million in the first half of 2024 and by $773 million in the last twelve months due to securities sales in the fourth quarter of 2023 and the first quarter of 2024.

In the second quarter of 2024, the Company entered into an agreement to sell ten New York branches, with deposits totaling $474 million at period-end which were included in liabilities held for sale. The sale of these branches is targeted for completion in the third quarter of 2024; two of them have been completed since June 30, 2024. The Company expects to record a non-operating gain for the completion of the branch sale. The Company also consolidated three Connecticut branches in June 2024. The Company plans to have 83 branches following the branch sales, including 16 branches serving the Albany and Rome/Utica markets in New York.

Total loans increased by 2% in the first half of 2024. Quarterly average deposits decreased by 2% between the fourth quarter of 2023 and the second quarter of 2024, including balances held for sale.

Measures of asset quality generally improved in the first half of 2024, with loan performance remaining at historically favorable levels. The allowance for credit losses on loans increased to 1.22% from 1.17% of total loans during this period.

The ratio of equity to assets increased to 8.3% from 8.1% during the first half of 2024. Book value per share increased by 1% to $23.58 and the non-GAAP measure of tangible book value per share increased by 2% to $23.18.

In June 2024 Senior Executive Vice President and Chief Financial Officer David Rosato resigned from the Company. Senior Managing Director and Chief Accounting Officer Brett Brbovic was promoted to Executive Vice President and the Chief Financial Officer position. Mr. Brbovic has served as Chief Accounting Officer since 2015 and also served as Interim Chief Financial Officer prior to the appointment of Mr. Rosato as Chief Financial Officer in January 2023. During the first half of 2024, the Company also announced the recruitment of commercial deposit relationship managers and private bankers. Additionally, it announced the planned move and expansion of a Boston branch to support the expanded commercial and private banking teams serving the Greater Boston market.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

Summary. Second quarter 2024 net income increased year-over-year by $164 thousand, or 1%, to $24 million, benefiting from lower expenses. Second quarter 2024 operating income decreased year-over-year by $710 thousand, or 3%, to $23 million due to pressure on the net interest margin. Including the benefit of ongoing share repurchases, second quarter earnings per share increased 4% to $0.57 from $0.55. Operating earnings per share were unchanged at $0.55.

Six month net income decreased by $48 million to $4 million due to a $50 million non-operating net loss on the sale of securities in the first quarter of 2024. The securities loss had no significant impact on total equity because the securities were carried at fair value in the financial statements. The Company’s non-GAAP measure of operating income excludes securities gains/losses, restructuring costs, and other non-operating items, as discussed in the preceding discussion of non-GAAP financial measures.

First half operating income decreased year-over-year by $7 million, or 14%, to $44 million. This decrease primarily reflected sequential quarterly decreases in the net interest margin which inflected in the first quarter of 2024 and increased further in the second quarter, including the benefit of the reinvestment of proceeds from the sale of lower-yielding investment securities. Year-over-year results benefited from lower credit loss provision expense and lower operating non-interest expense.

Net Interest Income. Second quarter net interest income decreased year-over-year by $4 million, or 5%, to $89 million primarily due to a 4% decrease in average earning assets together with a decrease in the net interest margin to 3.20% from 3.24%. The decrease in earning assets was primarily due to the liquidation of lower yield investments to fund reductions of higher cost borrowings. The decrease in the margin was primarily due to the lagged impact of higher market interest rates on deposit costs compared to the earlier impact on variable rate indexed loans.

The net interest margin decreased in sequential quarters from 3.24% in the second quarter of 2023 to 3.11% in the fourth quarter of 2024 and then increased to 3.15% in the first quarter of 2024 and 3.20% in the second quarter of 2024. The second quarter yield on total earning assets increased year-over-year by 52 basis points to 5.57% from 5.05% and benefited from growth in higher yielding loans and the sale of lower yielding investment securities. The cost of funds increased 59 basis points to 2.53% from 1.94% due primarily to the impact of higher deposit costs which was partially offset by the reduction in higher cost borrowings.

Second quarter net interest income benefited from a $0.4 billion, or 4%, year-over-year increase in average loans due to 9% growth of average commercial real estate loans and 8% growth in average residential mortgage loans. The yield on average total loans increased 28 basis points to 6.05% from 5.77%. Average investment securities decreased by $0.9 billion due to the securities sales, with proceeds used to pay down borrowings and fund loan growth.

Including deposits held for sale, second quarter average deposits increased year-over-year by $0.2 billion, or 2%, as increases in higher cost money market and time deposit accounts were partially offset by decreases in lower cost transaction account balances. The cost of deposits increased 84 basis points to 2.35% from 1.51%. The cost of deposits held for sale measured 2.24% in the most recent quarter. These deposits averaged $483 million during the quarter and are expected to be sold during the third quarter. Average borrowings decreased by $0.7 billion, while the cost of borrowings increased 41 basis points to 5.55% from 5.14%.

For the first six months of the year, net interest income decreased year-over-year by $14 million, or 7%, primarily due to a 7% decrease in the net interest margin to 3.18% from 3.40%, reflecting the market factors discussed above.

Non-Interest Income. Second quarter non-interest income increased year-over-year by $3 million, or 18%, due primarily to a $3 million increase in the category of other non-interest income. In 2024, the Company changed its method of accounting related to tax credit investments. Under the previous method there were offsetting charges to non-interest income and credits to income tax expense. These are now partially netted in income tax expense. As a result, non-interest income and income tax expense are both higher than in previous years. In the second quarter of 2023 there was a $2 million charge to other non-interest income related to tax credit investments compared to a $1 million credit in the same period of 2024.

For the first half of the year, non-interest income decreased $46 million to a loss of $12 million, compared to income of $34 million for the first half of 2023. The Company recorded a $50 million non-operating loss on the sale of available for sale securities in the first quarter of 2024. For the first half of the year, non-interest income excluding sales of AFS securities increased $4 million, or 11%, due mainly to the change in tax accounting. The securities loss had no significant impact on total equity because the securities were carried at fair value in the financial statements.

Provision Expense for Credit Losses. Second quarter provision expense decreased year-over-year by $2 million, or 19%, to $6 million. Six month provision expense decreased $5 million, or 26% to $12 million. Net loan charge-offs decreased both for the second quarter and first half. The provision resulted in increases in the allowance for credit losses on loans related to loan growth and to higher reserve levels in relation to total loans.

Non-Interest Expense. Total second quarter non-interest expense decreased year-over-year by $3 million, or 4%, to $71 million. For the first six months, this expense increased $1 million, or 1%, to $147 million. The Company recorded $3.6 million in non-operating expenses in the first quarter of 2024 related primarily to the pending branch sale. Excluding non-operating costs. for the first half of the year the Company’s non-GAAP measure of operating non-interest expense decreased year-over-year by $2 million, or 2%, to $144 million.

The Company reduced its operating non-interest expense year-over-year for both the second quarter and first half of the year. The decreases contributed to the second quarter improvement in operating results in 2024 compared to 2023. The second quarter efficiency ratio improved to 63.40% in 2024 from 63.57% in 2023.

Compensation and benefits expense is the largest expense category, totaling $81 million in the first half of 2024 and increasing by $2 million, or 2%, compared to the first half of the prior year. The Company implemented staff realignment programs in the first half of 2024. At period-end, full time equivalent staff totaled 1,283 positions, compared to 1,340 positions at year-end 2023 and 1,328 positions at midyear 2023.

For both the second quarter and first six months, excluding compensation expense, the most significant operating expense reductions were in occupancy, marketing, and the category of other non-interest expense. For the first half of the year, occupancy expense decreased by $2 million, or 9%, and reflected the benefit of 2023 branch consolidations and other premises streamlining. The Company consolidated an additional three branches in June 2024. Six month marketing expense decreased $1 million, or 39%, and included the streamlining of media contracts. Other operating expense reductions included lower costs for loan servicing and miscellaneous operating losses.

Income Tax Expense. The Company’s effective tax rate increased in 2024 compared to 2023 due to the change in the method of accounting for tax credit investments. Prior to 2024, the effective tax rate also included tax credit investment benefits, some of which are no longer recorded to income tax expense. The related increase in net tax expense was substantially offset by higher non-interest income. The second quarter effective tax rate was 23% in 2024 compared to 14% in the prior year. For the first six months of 2024, the effective tax rate was 19% and included the impact of the first quarter securities loss. The effective tax rate in the first six months of 2023 was 16%.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2024 AND DECEMBER 31, 2023

General. Total assets decreased $0.2 billion, or 2%, to $12.2 billion in the first half of 2024. Investment securities declined by $0.4 billion and loans increased by $0.2 billion. Measures of asset quality generally remained favorable. Total deposits decreased by $1.0 billion, including $0.5 billion in balances transferred to liabilities held for sale in conjunction with the pending sale of ten branches. Loans/deposits increased to 96% from 85%. Equity/assets increased to 8.3% from 8.1%.

Investment Securities. Investment securities decreased by $0.4 billion, or 26%, to $1.2 billion during the first half of the year. This was primarily due to the sale of lower yielding securities near the end of the first quarter. This improved the Company’s liquidity in advance of the branch sale and benefited earnings as the sale proceeds were used to pay down higher cost funds. The yield on the securities portfolio was 2.44% in the second quarter of 2024 compared to 2.40% in the fourth quarter of 2023.

Loans. Total loans increased $0.2 billion, or 2%, to $9.2 billion in the first half of 2024, primarily reflecting solid and balanced ongoing commercial originations. Total loans excluded $47 million in residential mortgages transferred to held for sale consisting primarily of a bulk sale of seasoned mortgages at par. Total loans also excluded $58 million in mostly retail loan balances held for sale in the pending branch sale. Adjusting for the held for sale balances, total loans increased 3% in the first half of the year. The yield on total loans increased to 6.05% in the most recent quarter from 5.97% in the final quarter of 2023.

Commercial loans comprised 66% of total loans and increased $0.2 billion, or 4%, to $6.1 billion during the first half of 2024. Growth was recorded in all major categories of commercial loans, including an 11% increase in multifamily loans and a 9% increase in owner-occupied commercial real estate loans. Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank regulatory capital measured 293% at period-end, compared to 286% at year-end 2023. The supervisory measure of construction loans to bank regulatory capital measured 51% at both of the above dates.

The Company has a diversified commercial real estate portfolio primarily located in suburban markets in its footprint. The commercial real estate loan portfolio increased $0.2 billion, or 4%, to $4.7 billion in the first half of 2024, and constituted 50% of the total loan portfolio at period-end. There were no net charge-offs of commercial real estate loans in the first half of 2024, Nonaccruing loans were 0.13% of total commercial real estate loans at midyear compared to 0.10% at year-end 2023. Loans rated substandard were 1.35% of commercial real estate loans, compared to 1.95% at year-end 2023. At midyear 2024, the largest property type concentrations (over 5% of the portfolio and excluding construction loans) were retail trade (20%), multifamily (14%), office (11%), healthcare (9%), and hospitality (8%). The largest category, retail trade, was primarily comprised of properties anchored by strong grocery and big box tenants in suburban areas – with no significant tenant concentrations, and negligible indoor mall exposure. The $506 million office portfolio was approximately 70% composed of Class A properties and approximately 74% of the office portfolio was maturing after 2025. Boston properties were 16% of the office portfolio, with no high-rise office buildings. Construction loans consisted primarily of multifamily (approximately 44%) and healthcare( approximately 15%) at period-end.

Residential mortgage loans comprised 30% of loans and were unchanged at $2.8 billion in the first half of 2024. Consumer loans comprised 4% of loans and were unchanged at $0.4 billion for this period..

Asset Quality and Allowance for Credit Losses on Loans

Loan performance indicators were little changed since year-end 2023 and remained at historically favorable levels. Total delinquent and non-performing loans measured 0.56% of loans at period-end, compared to 0.54% at the start of the year. This included non-performing loans measuring 0.23% and 0.24% of total loans at these respective dates.

Annualized year-to-date net loan charge-offs measured 0.13% of average loans compared to 0.26% for the year 2023. Criticized loans/total loans decreased to 2.52% of total loans from 2.71% in the first half of the year, including a reduction in classified loans to 1.35% of loans from 1.69% of loans. Criticized C&I loans decreased by $22 million, while criticized CRE loans increased by $7 million. Potential problems loans, which are defined as accruing classified loans, decreased to $103 million from $132 million for the year-to-date. Improvements in borrower risk ratings have generally reflected borrowers adjusting operations to mitigate the impact of higher interest rates on variable rate loans and to the impact of changing supply/demand conditions.

The allowance increased by $7 million, or 6%, to $112 million during the first half of the year. In addition to reflecting the 2% loan growth, this also reflected an increase in the ratio of the allowance to total loans to 1.22% from 1.17%. The increase in reserve coverage was primarily due to a 24 basis point increase to 1.60% in the reserve on commercial and industrial loans and an 11 basis point increase to 0.82% in the reserve on residential mortgage loans. This was partially offset by a 12 basis point decrease to 1.35% in the reserve on non-owner occupied commercial real estate loans. Factors contributing to higher reserves included longer expected loan lives and increased qualitative reserves related to macroeconomic and federal policy uncertainties.

Deposits and Borrowings. For the first six months of the year, total deposits decreased by $1.0 billion primarily due to $0.5 billion in balances reclassified to liabilities held for sale in conjunction with the pending sale of ten branches. Other contributing factors were a $0.2 billion decrease in daily variable payroll deposits and a $0.1 billion decrease in brokered deposits. Non-interest bearing deposits measured 23% of total deposits both at period-end and at year-end 2023. The total cost of deposits increased to 2.35% in the second quarter of 2024, compared to 2.11% in the fourth quarter of 2023. Total borrowings increased by $0.3 billion, or 60%, to $0.8 billion during the first half of the year. The cost of borrowings increased to 5.55% in the second quarter of 2024 from 5.45% in the fourth quarter of 2023.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.8 billion at period-end, which was unchanged from year-end 2023. The net fair value of these instruments at period-end was a liability of $37 million, increasing from $30 million at year-end 2023. Included in derivative financial instruments are $800 million in cash flow hedges on commercial loans which mostly mature in 2025 and 2026. The Company recorded a $632 thousand charge to interest expense for the realized loss on cash flow hedging instruments in the first half of 2024, compared to $314 thousand for the same period of the prior year.

Shareholders’ Equity. Capital measures remained strong in the first half of 2024. Total shareholders’ equity was unchanged at $1.01 billion at midyear 2024 compared to year-end 2023. First half 2024 net income of $4 million compared to dividends totaling $16 million and share repurchases totaling $18 million. The Company recorded $28 million in other comprehensive income during the first half of the year due primarily to lower unrealized losses on available for sale securities including the impact of the $50 million loss recorded to earnings on the sale of securities in the first quarter of 2024.

During the first half of the year, equity/assets increased to 8.3% from 8.1% and the non-GAAP measure of tangible equity/tangible assets increased to 8.2% from 8.0%. Most of the Company’s regulatory capital ratios declined modestly due to the impact of the securities sale. Regulatory capital metrics remained strong, with the midyear risk based capital ratio measuring 14.1% and the common equity tier one capital ratio measuring 11.6%.

Book value per share increased by $0.31, or 1%, to $23.58 in the first half of 2024. The non-GAAP measure of tangible book value per share increased by $0.36, or 2%, to $23.18. Share repurchases during the first half of the year were accretive to book value measures, based on the average repurchase price of approximately $21.88 for the period.

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

At June 30, 2024, liquid assets totaling $1.7 billion included cash and equivalents totaling $1.1 billion and securities available for sale totaling $0.6 billion. At year-end 2023 liquid assets were $2.2 billion, including $1.2 billion in cash and equivalents and $1.0 billion in securities available for sale.

At June 30, 2024, wholesale funds totaled $1.2 billion, including $0.8 billion in borrowings and $0.4 billion in brokered deposits. At year-end 2023, wholesale funds totaled $1.0 billion evenly split between borrowings and brokered deposits.

Unused borrowing availability at period-end from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $3.2 billion, compared to $4.0 billion at year-end 2023. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $74 million at period-end.

During the first half of 2024, the sale of investment securities was the primary source of funds and reductions in total deposits were the primary use of funds. At period-end, the Company had $0.4 billion in net liabilities held for sale which was targeted for completion in the third quarter of 2024 utilizing the Company’s liquidity resources as the source of funds to complete the sale.

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

As a result of rising interest rates, available for sale bond portfolios in banks are subject to unrealized losses which result in charges against accumulated other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital. Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. Available for sale securities were recorded with a $145 million unrealized loss at midyear 2024 compared to $189 million at year-end 2023. This reduction was primarily due to the realization of $50 million in losses with the securities sale in the first quarter of 2024.

Tangible common equity totaled $1.0 billion at period-end and was net of an accumulated other comprehensive loss totaling $0.1 billion. While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. This ratio measured 11.6% at period-end compared to 12.0% at year-end 2023 due to the realization of previously unrealized bond losses on the event of the securities sale.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC and sometimes require the approval of the Massachusetts Division of Banks. The shareholder dividend currently requires non-objection from the Federal Reserve Bank.

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

CORPORATE RESPONSIBILITY UPDATE

Berkshire Bank is a performance and purpose-driven, values-guided bank providing strength, stability and trusted advice to create a positive impact for its clients and communities while upholding equitable, ethical, responsible and sustainable business practices. Corporate responsibility highlights in the first half of the year include:

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
•Berkshire expanded its Down Payment Assistance Program to help qualifying buyers achieve their dream of homeownership.
•More than 1,000 Berkshire employees participated in 50 volunteer projects contributing more than 4,600 hours of service as part of Xtraordinary Day, the bank’s annual day of service.
•Berkshire maintained its top quartile environmental, social and governance performance in the banking sector and was recognized among TIME’s America’s Best Mid-Size Companies 2024.

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

Net Interest Income (“NII”) at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a 12 month period assuming a static balance sheet. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as (i) prepayment projections for loans and securities; (ii) new business loan spreads; and (iii) deposit pricing assumptions. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure NII Sensitivity. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario, while twist scenarios assume the shape of the curve flattens or steepens instantaneously.

The following tables set forth the estimated percent change in the Company’s NII Sensitivity over one-year simulation periods beginning Jun, 2024 and December 31, 2023.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	June 30, 2024	December 31, 2023
+200	0.3%	0.5%
+100	0.2	0.3
-100	(0.3)	(0.6)
-200	(0.9)	(2.1)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	June 30, 2024	December 31, 2023
Short End +100	(1.3)%	(0.5)%
Short End -100	1.3	(0.5)
Long End +100	1.5	1.1
Long End -100	(-1.6)	(1.1)

NII sensitivity results indicate that the Company remained near neutral at June 30, 2024 compared to December 31, 2023 in parallel shock simulations. In twist situations, the Company became more liability sensitive in short end twist scenarios and more asset sensitive in long end twist scenarios.

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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	June 30, 2024	December 31, 2023
+200	(4.0)%	(3.9)%
+100	(2.0)	(1.8)
-100	1.7	1.2
-200	2.9	1.3

The Company’s EVE Sensitivity profile indicates that at June 30, 2024 the balance sheet was modestly liability sensitive, with this sensitivity increasing modestly compared to December 31, 2023.

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

PART II
.ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breaches of a series of loan participation agreements executed in 2017, 2018 and 2019 in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time. Extensive discovery has taken place in this action. On November 30, 2022, the Bank filed an amended complaint in its action against Pioneer setting forth more detailed allegations of Pioneer’s breaches of the loan participation agreements and stating additional claims for fraudulent inducement to cause Berkshire to join the loan participation agreements, constructive fraud and fraudulent concealment. On January 30, 2023, as part of its response to the Bank’s amended complaint, Pioneer filed a counterclaim against the Bank alleging (i) certain breaches by the Bank of the 2019 loan participation agreement stemming from actions that the Bank took to protect its interests after it learned of the facts and circumstances that caused the underlying credit loss, and (ii) that as a result of accepting the partial recovery of approximately $1.7 million in the second quarter of 2020 the Bank should be deemed to have ratified the 2019 loan participation agreement and mooted its claims against Pioneer. Further discovery is continuing between the parties.

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur no earlier than the fourth quarter of 2024. Discovery is continuing between the parties in preparation for final arbitration.

On or about May 13, 2024, a complaint was filed against the Bank in the United States District Court for the Northen District of New York, Syracuse Division by an individual who claims to have filed the complaint on behalf of a purported class of victims of an alleged Ponzi scheme perpetrated by a former Berkshire Bank customer. The complaint alleges that because the Bank held deposit accounts for the former customer that appear to be related to the alleged Ponzi scheme, the Bank is liable to the alleged fraudster’s victims for aiding and abetting the scheme. The Bank has filed a motion to dismiss the complaint for failure to state a claim pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), which is pending a response from the plaintiff at this time.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2024 and 2023 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2024:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2024	264,902	$21.61	264,902	1,338,346
May 1-31, 2024	231,136	22.43	231,136	1,107,210
June 1-30, 2024	115,538	21.41	115,538	991,672
Total	611,576	$21.88	611,576	991,672

On January 25, 2024, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $40 million through December 31, 2024. The maximum number of shares that may be purchased under this program has been estimated based on the June 30, 2024 closing price per share of Company common stock of $22.80.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 9, 2024	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: August 9, 2024	By:	/s/ Brett Brbovic
Brett Brbovic
Executive Vice President and Chief Financial Officer