Form 10-Q
period 2024-09-30
BERKSHIRE HILLS BANCORP INC
filed 2024-11-12
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 7, 2024, the Registrant had 42,975,514 shares of common stock, $0.01 par value per share, outstanding.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In thousands, except share data)
Assets
Cash and due from banks	$134,056	$148,148
Short-term investments	435,911	1,055,096
Total cash and cash equivalents	569,967	1,203,244

Trading securities, at fair value	5,560	6,142
Equity securities, at fair value	13,278	13,029
Securities available for sale, at fair value	661,740	1,022,285
Securities held to maturity (fair values of $451,194 and $476,228)	512,277	543,351
Federal Home Loan Bank stock	30,685	22,689
Total securities	1,223,540	1,607,496
Less: Allowance for credit losses on securities held to maturity	(65)	(68)
Net securities	1,223,475	1,607,428

Loans held for sale	50,634	2,237

Total loans	9,212,322	9,039,686
Less: Allowance for credit losses on loans	(112,047)	(105,357)
Net loans	9,100,275	8,934,329

Premises and equipment, net	54,667	68,915
Intangible assets	16,192	19,664
Cash surrender value of bank-owned life insurance policies	245,210	242,309
Other assets	337,212	341,757
Assets held for sale	6,930	10,938
Total assets	$11,604,562	$12,430,821

Liabilities
Demand deposits	$2,267,595	$2,469,164
NOW and other deposits	748,737	858,644
Money market deposits	3,042,712	3,565,516
Savings deposits	998,549	1,053,810
Time deposits	2,519,896	2,686,250
Total deposits	9,577,489	10,633,384
Short-term debt	353,500	260,000
Long-term Federal Home Loan Bank advances and other	232,042	125,223
Subordinated borrowings	121,549	121,363
Total borrowings	707,091	506,586
Other liabilities	249,531	278,630
Total liabilities	$10,534,111	$11,418,600
(continued)
	September 30, 2024	December 31, 2023

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 42,981,618 shares outstanding in 2024; 51,903,190 shares issued and 43,500,872 shares outstanding in 2023)	528	528
Additional paid-in capital - common stock	1,421,218	1,423,273
Unearned compensation	(12,399)	(10,109)
Retained (deficit)	(14,976)	(33,136)
Accumulated other comprehensive (loss)	(89,257)	(143,016)
Treasury stock, at cost (8,921,572 shares in 2024 and 8,402,318 shares in 2023)	(234,663)	(225,319)
Total shareholders’ equity	1,070,451	1,012,221
Total liabilities and shareholders’ equity	$11,604,562	$12,430,821
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income
Loans	$142,879	$132,816	$418,899	$377,180
Securities and other	14,389	15,205	44,484	48,582
Total interest and dividend income	157,268	148,021	463,383	425,762
Interest expense
Deposits	58,374	44,008	172,272	106,056
Borrowings	10,835	13,679	26,380	39,080
Total interest expense	69,209	57,687	198,652	145,136
Net interest income	88,059	90,334	264,731	280,626
Non-interest income
Deposit related fees	8,656	8,792	25,522	25,674
Loan related fees	3,214	2,879	8,241	8,537
Gain on SBA loans	$3,020	2,548	8,013	7,952
Wealth management fees	2,685	2,481	8,182	7,803
Total fee income	17,575	16,700	49,958	49,966
Other, net	3,416	1,232	8,633	1,454
Fair value adjustments on securities	516	(467)	359	(255)
(Loss) on sale of AFS securities, net	—	—	(49,909)	—
Gain on sale of business operations and other assets, net	16,048	—	16,048	—
Total non-interest income	37,555	17,465	25,089	51,165
Total net revenue	125,614	107,799	289,820	331,791
Provision expense for credit losses	5,500	8,000	17,999	24,999
Non-interest expense
Compensation and benefits	40,663	40,155	121,524	119,186
Occupancy and equipment	7,373	8,816	24,135	27,165
Technology	10,014	10,616	30,154	30,552
Professional services	2,109	2,423	7,542	8,226
Regulatory expenses	1,851	1,905	5,544	5,165
Amortization of intangible assets	1,128	1,205	3,473	3,615
Marketing	861	1,552	2,509	4,270
Restructuring and other expenses	(297)	2,607	2,936	2,592
Other	8,258	7,234	21,094	21,745
Total non-interest expense	71,960	76,513	218,911	222,516

Income before income taxes	$48,154	$23,286	$52,910	$84,276
Income tax expense	10,645	3,741	11,564	13,233
Net income	$37,509	$19,545	$41,346	$71,043

Basic earnings per common share	$0.89	$0.45	$0.97	$1.64
Diluted earnings per common share	$0.88	$0.45	$0.97	$1.63

Weighted average shares outstanding:
Basic	42,170	43,164	42,456	43,435
Diluted	42,454	43,347	42,658	43,640
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$37,509	$19,545	$41,346	$71,043
Other comprehensive income/(loss), before tax:
Changes in unrealized gain/(loss) on debt securities available-for-sale	25,250	(40,525)	68,721	(41,398)
Changes in unrealized gain/(loss) on derivative hedges	9,349	(2,959)	4,249	(9,072)
Income taxes related to other comprehensive income/(loss):
Changes in unrealized gain/(loss) on debt securities available-for-sale	(6,616)	10,544	(18,056)	10,701
Changes in unrealized gain/(loss) on derivative hedges	(2,542)	794	(1,155)	2,435
Total other comprehensive income/(loss)	25,441	(32,146)	53,759	(37,334)
Total comprehensive income/(loss)	$62,950	$(12,601)	$95,105	$33,709
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at June 30, 2023	44,033	$528	$1,423,856	$(14,470)	$(35,490)	$(186,240)	$(214,803)	$973,381
Comprehensive income:
Net income	—	—	—	—	19,545	—	—	19,545
Other comprehensive (loss)	—	—	—	—	—	(32,146)	—	(32,146)
Total comprehensive (loss)	—	—	—	—	19,545	(32,146)	—	(12,601)
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(7,901)	—	—	(7,901)
Treasury shares repurchased	(179)	—	—	—	—	—	(3,578)	(3,578)
Forfeited shares	(23)	—	(82)	572	—	—	(490)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	8	—	(54)	(172)	—	—	226	—
Stock-based compensation	—	—	—	2,066	—	—	—	2,066
Other, net	(17)	—	—	—	—	—	(358)	(358)
Balance at September 30, 2023	43,822	$528	$1,423,720	$(12,004)	$(23,846)	$(218,386)	$(219,003)	$951,009

Balance at June 30, 2024	42,959	$528	$1,421,301	$(14,064)	$(44,874)	$(114,698)	$(235,251)	$1,012,942
Comprehensive income:
Net income	—	—	—	—	37,509	—	—	37,509
Other comprehensive (loss)	—	—	—	—	—	25,441	—	25,441
Total comprehensive income	—	—	—	—	37,509	25,441	—	62,950
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(7,611)	—	—	(7,611)
Treasury shares repurchased	—	—	—	—	—	—	—	—
Forfeited shares	(3)	—	11	79	—	—	(90)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	28	—	(94)	(632)	—	—	726	—
Stock-based compensation	—	—	—	2,218	—	—	—	2,218
Other, net	(2)	—	—	—	—	—	(48)	(48)
Balance at September 30, 2024	42,982	$528	$1,421,218	$(12,399)	$(14,976)	$(89,257)	$(234,663)	$1,070,451

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands)	Shares	Amount						Total
Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive income:
Net income	—	—	—	—	71,043	—	—	71,043
Other comprehensive (loss)	—	—	—	—	—	(37,334)	—	(37,334)
Total comprehensive income	—	—	—	—	71,043	(37,334)	—	33,709
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.54 per share)	—	—	—	—	(23,862)	—	—	(23,862)
Treasury shares repurchased	(807)	—	—	—	—	—	(17,146)	(17,146)
Forfeited shares	(72)	—	(45)	1,833	—	—	(1,789)	(1)
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	400	—	(262)	(10,760)	—	—	11,022	—
Stock-based compensation	—	—	—	5,521	—	—	—	5,521
Other, net	(60)	—	(156)	—	—	—	(1,519)	(1,675)
Balance at September 30, 2023	43,822	$528	$1,423,720	$(12,004)	$(23,846)	$(218,386)	$(219,003)	$951,009

Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net income	—	—	—	—	41,346	—	—	41,346
Other comprehensive income	—	—	—	—	—	53,759	—	53,759
Total comprehensive income	—	—	—	—	41,346	53,759	—	95,105
Cash dividends declared on common shares $0.54 per share)	—	—	—	—	(23,186)	—	—	(23,186)
Treasury shares repurchased	(794)	—	—	—	—	—	(17,538)	(17,538)
Forfeited shares	(121)	—	(410)	3,107	—	—	(2,697)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	498	—	(1,645)	(11,563)	—	—	13,208	—
Stock-based compensation	—	—	—	6,166	—	—	—	6,166
Other, net	(102)	—	—	—	—	—	(2,317)	(2,317)
Balance at September 30, 2024	42,982	$528	$1,421,218	$(12,399)	$(14,976)	$(89,257)	$(234,663)	$1,070,451
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$41,346	$71,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,999	24,999
Net amortization of securities	(301)	965
Change in unamortized net loan costs and premiums	5,025	145
Premises and equipment depreciation and amortization expense	5,419	6,404
Stock-based compensation expense	6,166	5,521
Accretion of purchase accounting entries, net	(853)	(503)
Amortization of other intangibles	3,473	3,615
Income from cash surrender value of bank-owned life insurance policies	(4,616)	(3,910)
(Gain) on SBA loan sales	(8,013)	(7,952)
Fair value adjustments on securities	(359)	255
Loss on sale of AFS securities, net	49,909	—
Net change in loans held-for-sale	(4,215)	1,969
Amortization of interest in tax-advantaged projects	(1,508)	5,959
Gain on sale of business operations and other assets	(16,048)	—
Net change in other	(4,921)	(3,804)
Net cash provided by operating activities	88,503	104,706

Cash flows from investing activities:
Net decrease in trading security	674	641
Purchases of securities available for sale	(54,206)	(44,586)
Proceeds from sales of securities available for sale	361,871	—
Proceeds from maturities, calls, and prepayments of securities available for sale	72,503	166,552
Purchases of securities held to maturity	(300)	(700)
Proceeds from maturities, calls, and prepayments of securities held to maturity	31,778	29,852
Net change in loans	(322,683)	(658,823)
Net change in New York branch loans held for sale	1,146	—
Proceeds from surrender of bank-owned life insurance	1,715	657
Purchase of Federal Home Loan Bank stock	(112,147)	(449,336)
Proceeds from redemption of Federal Home Loan Bank stock	104,151	417,643
Net investment in limited partnership tax credits	(10,654)	—
Purchase of premises and equipment, net	(1,018)	(753)
Proceeds from sales of seasoned residential loan portfolios	47,123	—
Cash outflows from sale of business operations and other assets	(314,712)	—
Net cash provided/(used) by investing activities	(194,759)	(538,853)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Nine Months Ended September 30,
(In thousands)	2024	2023
(continued)
Cash flows from financing activities:
Net (decrease) in deposits	(637,572)	(346,725)
Net change in New York branch deposits held for sale	(34,896)	—
Proceeds from Federal Home Loan Bank advances and other borrowings	1,207,500	10,010,000
Repayments of Federal Home Loan Bank advances and other borrowings	(1,007,181)	(9,210,150)
Purchase of treasury stock	(17,538)	(17,146)
Common stock cash dividends paid	(15,449)	(23,862)
Settlement of derivative contracts with financial institution counterparties	(21,885)	145
Net cash (used)/provided by financing activities	(527,021)	412,262

Net change in cash and cash equivalents	(633,277)	(21,885)

Cash and cash equivalents at beginning of period	1,203,244	685,355

Cash and cash equivalents at end of period	$569,967	$663,470

Supplemental cash flow information:
Interest paid on deposits	$175,433	$98,428
Interest paid on borrowed funds	25,796	36,165
Income taxes paid, net	360	7,743

Other non-cash changes:
Other net comprehensive income/(loss)	$53,759	$(37,334)
Dividends declared not yet paid	7,737	—
Reclassification of seasoned loan portfolios to held-for-sale, net	91,754	—
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	58,455	—
Reclassification of New York branch assets to assets held-for-sale	13,936	—
Reclassification of New York branch deposits to liabilities held-for-sale, net	484,530	—
Reclassification of New York branch liabilities to liabilities held-for-sale	12,929	—
Reclassification of New York branch loans held-for-sale to held-for investment, net	7,183
Reclassification of liabilities held-for-sale to deposits, net	66,207	—
Reclassification of held-for-sale loans to held-for-investment, net	450	—
Impact to retained earnings from adoption of ASU 2022-02	—	401
Properties transferred to held for sale	—	8,714

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

NOTE 2. BRANCH SALE

During the third quarter of 2024, the Company completed the sale of ten of the Bank’s branches in upstate and eastern New York. The sale was made pursuant to definitive agreements entered into on March 4, 2024 with three buyers. The sale consisted of three separate transactions, which were completed during the third quarter of 2024. In the aggregate, the Bank sold $383 million in deposits and $50 million of related residential mortgage and consumer loans, along with all branch premises and equipment. The three buyers also assumed related operations and the employment of all associated staff. The sale excluded the Bank’s commercial banking business. The Company recorded a $16.0 million pre-tax gain related to the branch sale.

NOTE 3.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $5.5 million and $6.2 million, and a fair value of $5.6 million and $6.1 million, at September 30, 2024 and December 31, 2023, respectively. As discussed further in Note 8 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at September 30, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and marketable equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
September 30, 2024
Securities available for sale
U.S. Treasuries	$6,896	$11	$—	$6,907
Municipal bonds and obligations	64,050	289	(1,408)	62,931	—
Agency collateralized mortgage obligations	308,857	340	(56,765)	252,432	—
Agency mortgage-backed securities	276,077	9	(43,155)	232,931	—
Agency commercial mortgage-backed securities	86,714	—	(16,148)	70,566	—
Corporate bonds	38,697	23	(3,403)	35,317	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	781,946	739	(120,945)	661,740	—
Securities held to maturity
Municipal bonds and obligations	236,707	421	(17,087)	220,041	45
Agency collateralized mortgage obligations	103,272	—	(15,332)	87,940	—
Agency mortgage-backed securities	44,465	—	(7,048)	37,417	—
Agency commercial mortgage-backed securities	126,312	—	(22,001)	104,311	—
Tax advantaged economic development bonds	1,244	—	(36)	1,208	20
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	512,277	421	(61,504)	451,194	65
Equity securities	15,035	—	(1,757)	13,278	—
Total	$1,309,258	$1,160	$(184,206)	$1,126,212	$65

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2023
Securities available for sale
U.S. Treasuries	$7,980	$1	$—	$7,981	$—
Municipal bonds and obligations	64,788	494	(1,429)	63,853	—
Agency collateralized mortgage obligations	426,986	—	(79,112)	347,874	—
Agency mortgage-backed securities	492,633	2	(75,155)	417,480	—
Agency commercial mortgage-backed securities	174,879	—	(29,553)	145,326	—
Corporate bonds	43,291	34	(4,210)	39,115	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,211,212	598	(189,525)	1,022,285	—
Securities held to maturity
Municipal bonds and obligations	251,046	698	(16,987)	234,757	48
Agency collateralized mortgage obligations	112,929	—	(18,360)	94,569	—
Agency mortgage-backed securities	47,379	—	(8,052)	39,327	—
Agency commercial mortgage-backed securities	130,169	—	(24,368)	105,801	—
Tax advantaged economic development bonds	1,540	6	(60)	1,486	20
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	543,351	704	(67,827)	476,228	68
Equity securities	15,035	—	(2,006)	13,029	—
Total	$1,769,598	$1,302	$(259,358)	$1,511,542	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2024	$45	$20	$65
Provision for credit losses	—	—	—
Balance at September 30, 2024	$45	$20	$65

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at June 30, 2023	$49	$22	$71
(Benefit) for credit losses	(1)	(1)	(2)
Balance at September 30, 2023	$48	$21	$69

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
(Benefit) for credit losses	(3)	—	(3)
Balance at September 30, 2024	$45	$20	$65

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
(Benefit) for credit losses	(18)	(4)	(22)
Balance at September 30, 2023	$48	$21	$69

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

As of September 30, 2024, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at September 30, 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$7,271	$7,281	$646	$646
Over 1 year to 5 years	19,220	18,903	1,910	1,904
Over 5 years to 10 years	48,936	45,939	48,372	48,226
Over 10 years	34,871	33,688	187,300	170,750
Total bonds and obligations	110,298	105,811	238,228	221,526
Mortgage-backed securities	671,648	555,929	274,049	229,668
Total	$781,946	$661,740	$512,277	$451,194

During the three and nine months ended September 30, 2024, purchases of AFS securities totaled $46.4 million and $54.2 million, respectively. During the three months ended September 30, 2024, there were no sales of AFS securities. During the nine months ended September 30, 2024, proceeds from sales of AFS securities totaled $361.9 million. During the three and nine months ended September 30, 2023, purchases of AFS securities totaled $7.8 million and $44.6 million, respectively. During the three and nine months ended September 30, 2023, there were no sales of AFS securities. During the three months ended September 30, 2024, there were no gross gains or losses. During the nine months ended September 30, 2024, gross gains totaled $5.1 million and gross losses totaled $54.9 million. During the three and nine months ended September 30, 2023 there were no gross gains or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
September 30, 2024

Securities available for sale
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Municipal bonds and obligations	61	10,885	1,347	26,465	1,408	37,350
Agency collateralized mortgage obligations	—	—	56,765	212,953	56,765	212,953
Agency mortgage-backed securities	—	—	43,155	232,132	43,155	232,132
Agency commercial mortgage-backed securities	—	—	16,148	70,566	16,148	70,566
Corporate bonds	—	—	3,403	34,501	3,403	34,501
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$61	$10,885	$120,884	$576,912	$120,945	$587,797

Securities held to maturity
Municipal bonds and obligations	$107	$34,770	$16,980	$115,023	$17,087	$149,793
Agency collateralized mortgage obligations	—	—	15,332	87,940	15,332	87,940
Agency mortgage-backed securities	—	—	7,048	37,417	7,048	37,417
Agency commercial mortgage-backed securities	—	—	22,001	104,311	22,001	104,311
Tax advantaged economic development bonds	5	370	31	838	36	1,208
Total securities held to maturity	112	35,140	61,392	345,529	61,504	380,669

Total	$173	$46,025	$182,276	$922,441	$182,449	$968,466

December 31, 2023

Securities available for sale
Municipal bonds and obligations	$76	$9,326	$1,353	$22,739	$1,429	$32,065
Agency collateralized mortgage obligations	—	—	79,112	347,874	79,112	347,874
Agency mortgage-backed securities	1	22	75,154	417,151	75,155	417,173
Agency commercial mortgage-backed securities	—	—	29,553	145,326	29,553	145,326
Corporate bonds	457	6,543	3,753	31,690	4,210	38,233
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$534	$15,891	$188,991	$965,075	$189,525	$980,966

Securities held to maturity
Municipal bonds and obligations	$229	$28,895	$16,758	$92,063	$16,987	$120,958
Agency collateralized mortgage obligations	1	21	18,359	94,548	18,360	94,569
Agency mortgage-backed securities	—	—	8,052	39,327	8,052	39,327
Agency commercial mortgage-backed securities	—	—	24,368	105,801	24,368	105,801
Tax advantaged economic development bonds	—	—	60	922	60	922
Total securities held to maturity	230	28,916	67,597	332,661	67,827	361,577
Total	$764	$44,807	$256,588	$1,297,736	$257,352	$1,342,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at September 30, 2024:

AFS municipal bonds and obligations
At September 30, 2024, 40 of the 91 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 3.6% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At September 30, 2024, 37 of the 40 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 21.1% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At September 30, 2024, 28 of the 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 16.4% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At September 30, 2024, 13 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 9.0% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

AFS other bonds and obligations
At September 30, 2024, 2 of the 3 securities in the Company’s portfolio of AFS other bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represents 18.3% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At September 30, 2024, 111 of the 161 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At September 30, 2024, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 14.9% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At September 30, 2024, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.0% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At September 30, 2024, 2 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 2.9% of the amortized cost of securities in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	September 30, 2024	December 31, 2023
Construction	$661,577	$640,371
Commercial multifamily	663,484	599,145
Commercial real estate owner occupied	769,428	628,646
Commercial real estate non-owner occupied	2,629,198	2,606,409
Commercial and industrial	1,379,968	1,359,249
Residential real estate	2,765,410	2,760,312
Home equity	221,423	224,223
Consumer other	121,834	221,331
Total loans	$9,212,322	$9,039,686

Allowance for credit losses	(112,047)	(105,357)
Net loans	$9,100,275	$8,934,329

During the three months ended September 30, 2024, $44.6 million of consumer loans were reclassified to loans held for sale on the Consolidated Balance Sheets, reflecting the Company's intent to sell these loans. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

The Company’s activity in the allowance for credit losses for loans for the three and nine months ended September 30, 2024 and September 30, 2023 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended September 30, 2024
Construction	$2,776	$—	$—	$1,175	$3,951
Commercial multifamily	3,235	(1,164)	—	1,538	3,609
Commercial real estate owner occupied	10,871	(22)	95	1,145	12,089
Commercial real estate non-owner occupied	35,843	(36)	109	1,101	37,017
Commercial and industrial	22,843	(1,731)	716	1,805	23,633
Residential real estate	22,604	—	283	(974)	21,913
Home equity	2,094	—	3	331	2,428
Consumer other	11,901	(4,138)	265	(621)	7,407
Total allowance for credit losses	$112,167	$(7,091)	$1,471	$5,500	$112,047

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended September 30, 2023
Construction	$1,553	$—	$—	$—	$1,949	$3,502
Commercial multifamily	2,066	—	—	—	339	2,405
Commercial real estate owner occupied	10,343	—	(25)	116	(979)	9,455
Commercial real estate non-owner occupied	36,322	—	(1)	20	(3,059)	33,282
Commercial and industrial	18,741	—	(3,997)	617	3,158	18,519
Residential real estate	18,218	—	(72)	92	1,766	20,004
Home equity	2,572	—	(71)	278	(677)	2,102
Consumer other	10,404	—	(2,578)	192	5,505	13,523
Total allowance for credit losses	$100,219	$—	$(6,744)	$1,315	$8,002	$102,792

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Nine months ended September 30, 2024
Construction	$2,885	$—	$—	$1,066	$3,951
Commercial multifamily	2,475	(1,164)	—	2,298	3,609
Commercial real estate owner occupied	9,443	(228)	203	2,671	12,089
Commercial real estate non-owner occupied	38,221	(36)	215	(1,383)	37,017
Commercial and industrial	18,602	(5,144)	1,629	8,546	23,633
Residential real estate	19,622	(45)	842	1,494	21,913
Home equity	2,015	—	249	164	2,428
Consumer other	12,094	(9,355)	1,522	3,146	7,407
Total allowance for credit losses	$105,357	$(15,972)	$4,660	$18,002	$112,047

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision/(benefit) for Credit Losses	Balance at End of Period
Nine months ended September 30, 2023
Construction	$1,227	$—	$(1)	$—	$2,276	$3,502
Commercial multifamily	1,810	—	—	6	589	2,405
Commercial real estate owner occupied	10,739	24	(489)	758	(1,577)	9,455
Commercial real estate non-owner occupied	30,724	—	(1)	195	2,364	33,282
Commercial and industrial	18,743	(23)	(14,625)	1,736	12,688	18,519
Residential real estate	18,666	2	(313)	555	1,094	20,004
Home equity	2,173	—	(88)	437	(420)	2,102
Consumer other	12,188	(404)	(6,848)	580	8,007	13,523
Total allowance for credit losses	$96,270	$(401)	$(22,365)	$4,267	$25,021	$102,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Balance at beginning of period	$9,256	$8,687
Expense for credit losses	565	300
Balance at end of period	$9,821	$8,987

	Nine Months Ended September 30,
(In thousands)	2024	2023
Balance at beginning of period	$9,256	$8,588
Expense for credit losses	565	399
Balance at end of period	$9,821	$8,987

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$23,139	$124,651	$434,632	$59,489	$—	$1,138	$—	$—	$643,049
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	18,528	—	—	—	—	18,528
Total	$23,139	$124,651	$434,632	$78,017	$—	$1,138	$—	$—	$661,577
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$1,164	$—	$—	$1,164

Risk rating
Pass	$81,287	$18,097	$203,684	$69,594	$38,407	$244,800	$506	$—	$656,375
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	239	2,497	4,373	—	—	7,109
Total	$81,287	$18,097	$203,684	$69,833	$40,904	$249,173	$506	$—	$663,484
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$45	$57	$—	$126	$—	$—	$228

Risk rating
Pass	$86,777	$93,390	$158,857	$98,990	$69,022	$234,095	$3,373	$—	$744,504
Special Mention	1,860	1,383	964	7,129	222	5,052	—	—	16,610
Substandard	—	—	411	772	43	7,088	—	—	8,314
Total	$88,637	$94,773	$160,232	$106,891	$69,287	$246,235	$3,373	$—	$769,428
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36

Risk rating
Pass	$152,463	$423,575	$547,513	$414,539	$143,949	$865,768	$5,810	$1,500	$2,555,117
Special Mention	—	—	—	—	223	41,173	—	—	41,396
Substandard	—	—	371	2,804	—	27,254	2,256	—	32,685
Total	$152,463	$423,575	$547,884	$417,343	$144,172	$934,195	$8,066	$1,500	$2,629,198
Commercial and industrial:
Current period gross write-offs	$—	$630	$1,154	$837	$106	$2,417	$—	$—	$5,144

Risk rating
Pass	$162,483	$106,993	$136,689	$99,758	$22,783	$112,678	$645,314	$1,110	$1,287,808
Special Mention	173	1,641	22,116	1,386	1,908	2,368	13,721	—	43,313
Substandard	—	1,270	2,182	11,417	1,556	12,762	19,508	152	48,847
Total	$162,656	$109,904	$160,987	$112,561	$26,247	$127,808	$678,543	$1,262	$1,379,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$45	$—	$—	$45

Risk rating
Pass	$215,826	$551,667	$925,169	$250,784	$80,583	$730,662	$177	$—	$2,754,868
Special Mention	—	—	653	—	—	1,227	—	—	1,880
Substandard	—	—	124	919	376	7,243	—	—	8,662
Total	$215,826	$551,667	$925,946	$251,703	$80,959	$739,132	$177	$—	$2,765,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Risk rating
Pass	$104,507	$346,419	$138,802	$29,176	$2,545	$1,098	$—	$—	$622,547
Special Mention	—	—	512	—	—	—	—	—	512
Substandard	—	—	17,312	—	—	—	—	—	17,312
Total	$104,507	$346,419	$156,626	$29,176	$2,545	$1,098	$—	$—	$640,371

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$16,020	$216,477	$56,817	$26,566	$94,733	$179,923	$377	$—	$590,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	242	2,554	—	5,436	—	—	8,232
Total	$16,020	$216,477	$57,059	$29,120	$94,733	$185,359	$377	$—	$599,145

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489
Risk rating
Pass	$97,271	$120,327	$122,151	$37,914	$70,393	$165,224	$2,653	$—	$615,933
Special Mention	—	—	424	222	—	788	—	—	1,434
Substandard	—	—	81	47	4,703	6,448	—	—	11,279
Total	$97,271	$120,327	$122,656	$38,183	$75,096	$172,460	$2,653	$—	$628,646

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$65	$—	$—	$65
Risk rating
Pass	$404,687	$591,897	$385,247	$135,134	$277,870	$736,566	$4,553	$—	$2,535,954
Special Mention	—	—	—	229	19,465	726	—	—	20,420
Substandard	—	—	—	6,814	13,483	29,738	—	—	50,035
Total	$404,687	$591,897	$385,247	$142,177	$310,818	$767,030	$4,553	$—	$2,606,409

Commercial and industrial:
Current period gross write-offs	$—	$1,154	$863	$2,763	$1,496	$9,283	$2,313	$—	$17,872
Risk rating
Pass	$142,946	$203,126	$118,191	$69,722	$39,437	$112,770	$554,153	$—	$1,240,345
Special Mention	526	23,149	3,735	1,621	610	1,353	35,244	—	66,238
Substandard	432	761	11,702	1,135	3,785	12,538	22,313	—	52,666
Total	$143,904	$227,036	$133,628	$72,478	$43,832	$126,661	$611,710	$—	$1,359,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313
Risk rating
Pass	$599,124	$973,031	$266,055	$88,302	$66,837	$755,372	$81	$—	$2,748,802
Special Mention	—	—	—	—	140	664	—	—	804
Substandard	—	129	1,176	379	574	8,448	—	—	10,706
Total	$599,124	$973,160	$267,231	$88,681	$67,551	$764,484	$81	$—	$2,760,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment performance
Performing	$—	$—	$—	$—	$427	$2,462	$217,865	$—	$220,754
Nonperforming	—	—	—	—	—	—	669	—	669
Total	$—	$—	$—	$—	$427	$2,462	$218,534	$—	$221,423

Consumer other:
Current period gross write-offs	$—	$191	$8,351	$680	$3	$130	$—	$—	$9,355

Payment performance
Performing	$25,272	$36,561	$27,308	$11,226	$4,105	$7,543	$9,541	$—	$121,556
Nonperforming	—	51	53	13	—	159	2	—	278
Total	$25,272	$36,612	$27,361	$11,239	$4,105	$7,702	$9,543	$—	$121,834

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88
Payment performance
Performing	$—	$—	$—	$439	$—	$2,614	$220,209	$—	$223,262
Nonperforming	—	—	—	—	—	—	961	—	961
Total	$—	$—	$—	$439	$—	$2,614	$221,170	$—	$224,223

Consumer other:
Current period gross write-offs	$109	$8,843	$1,149	$11	$78	$239	$—	$—	$10,429
Payment performance
Performing	$49,588	$108,284	$19,679	$5,843	$7,054	$19,587	$10,614	$—	$220,649
Nonperforming	77	104	47	26	110	284	34	—	682
Total	$49,665	$108,388	$19,726	$5,869	$7,164	$19,871	$10,648	$—	$221,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at September 30, 2024 and December 31, 2023:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2024
Construction	$—	$594	$—	$594	$660,983	$661,577
Commercial multifamily	379	429	4,612	5,420	658,064	663,484
Commercial real estate owner occupied	1,645	615	2,279	4,539	764,889	769,428
Commercial real estate non-owner occupied	37	—	3,578	3,615	2,625,583	2,629,198
Commercial and industrial	3,514	703	8,453	12,670	1,367,298	1,379,968
Residential real estate	6,004	1,227	8,663	15,894	2,749,516	2,765,410
Home equity	517	751	1,505	2,773	218,650	221,423
Consumer other	1,215	897	1,160	3,272	118,562	121,834
Total	$13,311	$5,216	$30,250	$48,777	$9,163,545	$9,212,322

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Construction	$—	$—	$—	$—	$640,371	$640,371
Commercial multifamily	5,436	187	—	5,623	593,522	599,145
Commercial real estate owner occupied	581	286	804	1,671	626,975	628,646
Commercial real estate non-owner occupied	139	251	3,798	4,188	2,602,221	2,606,409
Commercial and industrial	2,749	689	8,769	12,207	1,347,042	1,359,249
Residential real estate	5,669	943	10,687	17,299	2,743,013	2,760,312
Home equity	707	498	1,281	2,486	221,737	224,223
Consumer other	2,363	1,642	1,606	5,611	215,720	221,331
Total	$17,644	$4,496	$26,945	$49,085	$8,990,601	$9,039,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2024 and December 31, 2023:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
September 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	4,612	4,216	—	—
Commercial real estate owner occupied	2,279	1,543	—	—
Commercial real estate non-owner occupied	3,578	3,526	—	—
Commercial and industrial	8,028	4,865	425	—
Residential real estate	4,525	1,353	4,138	—
Home equity	669	52	836	—
Consumer other	278	—	882	—
Total	$23,969	$15,555	$6,281	$—
The commercial and industrial loans nonaccrual amortized cost as of September 30, 2024 included medallion loans with a fair value of $0.3 million and a contractual balance of $6.6 million.

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

The following table summarizes information about total loans rated Special Mention or lower at September 30, 2024 and December 31, 2023. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	September 30, 2024	December 31, 2023
Non-Accrual	$23,969	$21,407
Substandard Accruing	102,830	131,689
Total Classified	126,799	153,096
Special Mention	104,832	91,502
Total Criticized	$231,631	$244,598

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
September 30, 2024
Construction	$—	$—	$—
Commercial multifamily	4,216	—	—
Commercial real estate owner occupied	1,563	—	—
Commercial real estate non-owner occupied	309	—	—
Commercial and industrial	4,129	—	736
Residential real estate	1,548	—	—
Home equity	52	—	—
Consumer other	—	—	—
Total loans	$11,817	$—	$736

December 31, 2023
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	650	—	—
Commercial real estate non-owner occupied	342	—	—
Commercial and industrial	4,788	—	944
Residential real estate	5,035	—	—
Home equity	135	—	—
Consumer other	40	—	—
Total loans	$10,990	$—	$944

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

The following tables present the amortized cost basis of loans at September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended September 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	—	12,181	—	—	—	0.88
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$12,181	$—	$—	$—	0.04%
The Company has committed to lend additional amounts totaling $5.8 million to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended September 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	34	6,240	—	—	—	0.46
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$34	$6,240	$—	$—	$—	0.07%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Nine months ended September 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	648	—	—	—	0.02
Commercial and industrial	—	108	15,918	297	—	—	1.15
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$108	$16,566	$297	$—	$—	0.08%
The Company has committed to lend additional amounts totaling $5.8 million to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Nine months ended September 30, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	387	—	—	—	—	0.06
Commercial real estate non-owner occupied	—	—	11,733	—	—	—	0.85
Commercial and industrial	—	34	7,531	—	10	—	0.56
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$421	$19,264	$—	$10	$—	0.22%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2024 and September 30, 2023, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and September 30, 2023.

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended September 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	—	9
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended September 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	—	17
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Nine months ended September 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	62
Commercial and industrial	—	10.75	10
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Nine months ended September 30, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	—	12
Commercial and industrial	—	1.00	34
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended September 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Nine months ended September 30, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Time less than $100,000	$698,611	$724,911
Time $100,000 through $250,000	1,169,563	1,276,175
Time more than $250,000	651,722	685,164
Total time deposits	$2,519,896	$2,686,250

NOTE 7.               BORROWED FUNDS

Borrowed funds at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$353,500	5.73%	$260,000	5.54%
Total short-term borrowings:	353,500	5.73	260,000	5.54
Long-term debt:
Advances from the FHLB and other borrowings	232,042	4.09	125,223	4.80
Subordinated borrowings	98,482	5.50	98,335	5.50
Junior subordinated borrowing - Trust I	15,464	7.21	15,464	7.49
Junior subordinated borrowing - Trust II	7,603	6.91	7,564	7.35
Total long-term borrowings:	353,591	4.68	246,586	5.33
Total	$707,091	5.20%	$506,586	5.44%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended September 30, 2024 and December 31, 2023. The Bank's available borrowing capacity with the FHLB was $2.2 billion and $2.5 billion for the periods ended September 30, 2024 and December 31, 2023.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended September 30, 2024 and December 31, 2023, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.5 billion and $1.5 billion for the periods ended September 30, 2024 and December 31, 2023, respectively.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at September 30, 2024. The advances outstanding at September 30, 2024 included amortizing advances totaling $6.1 million. There were no callable advances outstanding at December 31, 2023. The advances outstanding at December 31, 2023 included amortizing advances totaling $4.2 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of September 30, 2024 is as follows:

	September 30, 2024
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2024	$270,000	5.44%
2025	258,500	5.08
2026	25,493	3.75
2027	25,150	3.65
2028 and beyond	6,399	0.71
Total FHLB advances	$585,542	5.08%

The Company did not have variable-rate FHLB advances for the periods ended September 30, 2024 and December 31, 2023, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.5 million for unamortized debt issuance costs as of September 30, 2024.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 7.21% and 7.49% at September 30, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 6.91% and 7.35% at September 30, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2024, the Company held derivatives with a total notional amount of $4.8 billion. That amount included $0.8 billion in interest rate swap derivatives that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $4.0 billion and $24.2 million non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.6 billion, risk participation agreements with dealer banks of $0.3 billion, and $5.5 million in forward commitment contracts.

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

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2024.

The Company had no pledged collateral to derivative counterparties in the form of cash as of September 30, 2024. The Company had pledged securities to derivative counterparties with an amortized cost of $9.6 million and a fair value of $9.2 million as of September 30, 2024. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at September 30, 2024, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	1.1	3.64%	5.15%	$1,015
Interest rate collars on commercial loans	200,000	1.8			1,116
Total cash flow hedges	800,000				2,131

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,528	5.2	5.70%	5.09%	$(185)
Interest rate swaps on loans with commercial loan customers	1,802,749	4.6	4.60%	6.10%	(29,675)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,802,749	4.6	6.10%	4.60%	8,595
Risk participation agreements with dealer banks	343,673	5.3			247
Forward sale commitments	5,536	0.2			52
Total economic hedges	3,960,235				(20,966)

Non-hedging derivatives:
Commitments to lend	24,185	0.2			165
Total non-hedging derivatives	24,185				165

Total	$4,784,420				$(18,670)
(1) Fair value estimates included the impact of $19.4 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2023, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$600,000	1.9	3.64%	5.35%	$—
Interest rate collars on commercial loans	200,000	2.5			1,658
	800,000				1,658

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,202	5.9	5.82%	5.09%	$(172)
Interest rate swaps on loans with commercial loan customers	1,795,562	4.9	4.36%	6.27%	(63,865)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	6.27%	4.36%	32,053
Risk participation agreements with dealer banks	376,553	5.5			(18)
Forward sale commitments	2,207	0.2			21
Total economic hedges	3,976,086				(31,981)

Non-hedging derivatives:
Commitments to lend	11,104	0.2			34
Total non-hedging derivatives	11,104				34

Total	$4,787,190				$(30,289)
(1) Fair value estimates included the impact of $26.7 million settled to market contract agreements.

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

As of September 30, 2024, the Company had eight interest rate swap contracts with a notional value of $600.0 million. The interest rate swaps have durations of one to two years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of September 30, 2024, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of one to two years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income/(Loss) (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest rate swaps on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$9,190	$(3,118)	$3,776	$(9,545)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(159)	(159)	(473)	(473)

Net tax benefit on items recognized in accumulated other comprehensive income	(2,542)	794	(1,155)	2,435

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$6,807	$(2,165)	$3,094	$(6,637)

Net interest expense recognized on hedged commercial loans	$2,687	$2,621	$8,135	$6,262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of September 30, 2024, the Company had an interest rate swap with a $5.5 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of September 30, 2024. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(124)	$88	$(13)	$163

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	53,303	(24,728)	34,124	(21,934)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	—	—

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(53,303)	24,728	(34,124)	21,934

Risk participation agreements:
Unrealized gain recognized in other non-interest income	120	65	264	73

Forward commitments:
Unrealized gain/(loss) recognized in other non-interest income	20	(53)	31	2

Non-hedging derivatives
Commitments to lend
Unrealized gain/(loss) recognized in other non-interest income	$64	$(46)	$131	$(26)
Realized gain in other non-interest income	350	210	1,909	304

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

The Company had net asset positions with its financial institution counterparties totaling $28.2 million and $39.8 million as of September 30, 2024 and December 31, 2023, respectively. The Company had net asset positions with its commercial banking counterparties totaling $16.9 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company had net liability positions with its financial institution counterparties totaling $17.3 million and $6.1 million as of September 30, 2024 and December 31, 2023, respectively. The Company had net liability positions with its commercial banking counterparties totaling $46.6 million and $69.8 million as of September 30, 2024 and December 31, 2023.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2024 and December 31, 2023:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
September 30, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$49,312	$(21,080)	$28,232	$—	$(10,620)	$17,612
Commercial counterparties	16,939	—	16,939	—	—	16,939
Total	$66,251	$(21,080)	$45,171	$—	$(10,620)	$34,551

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
September 30, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(18,973)	$1,714	$(17,259)	$9,208	$—	$(8,051)
Commercial counterparties	(46,614)	—	(46,614)	—	—	(46,614)
Total	$(65,587)	$1,714	$(63,873)	$9,208	$—	$(54,665)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,579	$(31,812)	$39,767	$—	$—	$39,767
Commercial counterparties	5,992	—	5,992	—	—	5,992
Total	$77,571	$(31,812)	$45,759	$—	$—	$45,759

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(11,277)	$5,142	$(6,135)	$9,633	$—	$3,498
Commercial counterparties	(69,796)	—	(69,796)	—	—	(69,796)
Total	$(81,073)	$5,142	$(75,931)	$9,633	$—	$(66,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At September 30, 2024, lease expiration dates ranged from 1 month to 15 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		September 30, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$43,712	$47,348
Finance lease right-of-use assets	Premises and equipment, net	641	5,597
Total Lease Right-of-Use Assets		$44,353	$52,945

Lease Liabilities
Operating lease liabilities	Other liabilities	$48,762	$53,026
Finance lease liabilities	Other liabilities	903	8,681
Total Lease Liabilities		$49,665	$61,707

Supplemental information related to leases was as follows:

	September 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.0	8.3
Finance leases	13.3	10.8

Weighted-Average Discount Rate
Operating leases	3.25%	2.90%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended September 30, 2024 was $2.2 million. Lease expense for operating leases for the nine months ended September 30, 2024 was $6.7 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended September 30, 2023 was $2.2 million. Lease expense for operating leases for the nine months ended September 30, 2023 was $6.9 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,073	$2,267
Operating cash flows from finance leases	11	112
Financing cash flows from finance leases	12	148

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,160	$6,800
Operating cash flows from finance leases	34	336
Financing cash flows from finance leases	35	443

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2024:

(In thousands)	Operating Leases	Finance Leases
2024	$2,200	$23
2025	8,157	93
2026	7,962	93
2027	7,246	93
2028	6,109	93
Thereafter	23,116	837
Total undiscounted lease payments	54,790	1,232
Less amounts representing interest	(6,028)	(329)
Lease liability	$48,762	$903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	September 30, 2024	December 31, 2023	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	14.4%	14.4%	8.0%
Tier 1 capital to risk-weighted assets	12.2	12.3	6.0
Common equity tier 1 capital to risk-weighted assets	12.0	12.0	4.5
Tier 1 capital to average assets	9.9	9.7	4.0

	September 30, 2024	December 31, 2023	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	13.7%	13.3%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	12.5	12.2	6.0	8.0
Common equity tier 1 capital to risk-weighted assets	12.5	12.2	4.5	6.5
Tier 1 capital to average assets	10.2	9.6	4.0	5.0

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

At September 30, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2024 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(120,206)	$(188,927)
Net unrealized (loss) on cash flow hedging derivatives	(16)	(4,265)
Net unrealized holding (loss) on pension plans	(528)	(528)

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	31,345	49,401
Net unrealized tax benefit on cash flow hedging derivatives	4	1,159
Net unrealized tax benefit on pension plans	144	144
Accumulated other comprehensive loss	$(89,257)	$(143,016)

The following table presents the components of other comprehensive (loss) for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$25,250	$(6,616)	$18,634
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	25,250	(6,616)	18,634

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	9,190	(2,499)	6,691
Less: reclassification adjustment for (losses) realized in net income	(159)	43	(116)
Net unrealized gain on cash flow hedging derivatives	9,349	(2,542)	6,807
Other comprehensive income	$34,599	$(9,158)	$25,441

Three Months Ended September 30, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(40,525)	$10,544	$(29,981)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(40,525)	10,544	(29,981)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(3,118)	836	(2,282)
Less: reclassification adjustment for (losses) realized in net income	(159)	42	(117)
Net unrealized (loss) on cash flow hedging derivatives	(2,959)	794	(2,165)
Other comprehensive (loss)	$(43,484)	$11,338	$(32,146)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2024
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$18,812	$(4,501)	$14,311
Less: reclassification adjustment for (losses) realized in net income	(49,909)	13,555	(36,354)
Net unrealized holding gain on AFS securities	68,721	(18,056)	50,665

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	3,776	(1,026)	2,750
Less: reclassification adjustment for (losses) realized in net income	(473)	129	(344)
Net unrealized gain on cash flow hedging derivatives	4,249	(1,155)	3,094
Other comprehensive income	$72,970	$(19,211)	$53,759

Nine Months Ended September 30, 2023
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(41,398)	$10,701	$(30,697)
Less: reclassification adjustment for gains realized in net income	—	—	—
Net unrealized holding (loss) on AFS securities	(41,398)	10,701	(30,697)

Net unrealized (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(9,545)	2,562	(6,983)
Less: reclassification adjustment for (losses) realized in net income	(473)	127	(346)
Net unrealized (loss) on cash flow hedging derivatives	(9,072)	2,435	(6,637)
Other comprehensive (loss)	$(50,470)	$13,136	$(37,334)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income/(loss), for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended September 30, 2024
Balance at Beginning of Period	$(107,495)	$(6,819)	$(384)	$(114,698)
Other comprehensive (loss) before reclassifications	18,634	6,691	—	25,325
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(116)	—	(116)
Total other comprehensive income	18,634	6,807	—	25,441
Balance at End of Period	$(88,861)	$(12)	$(384)	$(89,257)

Three Months Ended September 30, 2023
Balance at Beginning of Period	$(176,274)	$(9,350)	$(616)	$(186,240)
Other comprehensive income before reclassifications	(29,981)	(2,282)	—	(32,263)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(117)	—	(117)
Total other comprehensive (loss)	(29,981)	(2,165)	—	(32,146)
Balance at End of Period	$(206,255)	$(11,515)	$(616)	$(218,386)

Nine Months Ended September 30, 2024
Balance at Beginning of Period	$(139,526)	$(3,106)	$(384)	$(143,016)
Other comprehensive (loss) before reclassifications	14,311	2,750	—	17,061
Less: amounts reclassified from accumulated other comprehensive income	(36,354)	(344)	—	(36,698)
Total other comprehensive income	50,665	3,094	—	53,759
Balance at End of Period	(88,861)	(12)	(384)	(89,257)

Nine Months Ended September 30, 2023
Balance at Beginning of Period	$(175,558)	$(4,878)	$(616)	$(181,052)
Other comprehensive (loss) before reclassifications	(30,697)	(6,983)	—	(37,680)
Less: amounts reclassified from accumulated other comprehensive income	—	(346)	—	(346)
Total other comprehensive (loss)	(30,697)	(6,637)	—	(37,334)
Balance at End of Period	$(206,255)	$(11,515)	$(616)	$(218,386)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023:

			Affected Line Item in the
	Three Months Ended September 30,		Statement where Net Income
(In thousands)	2024	2023	is Presented
Realized (losses) on AFS securities:
	$—	$—	Non-interest income
	—	—	Tax expense
	—	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(159)	(159)	Interest expense
	—	—	Non-interest expense
	43	42	Tax benefit
	(116)	(117)	Net of tax
Total reclassifications for the period	$(116)	$(117)	Net of tax

			Affected Line Item in the
	Nine Months Ended September 30,		Statement where Net Income
(In thousands)	2024	2023	is Presented
Realized (losses) on AFS securities:
	$(49,909)	$—	Non-interest income
	13,555	—	Tax expense
	(36,354)	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(473)	(473)	Interest expense
	—	—	Non-interest expense
	129	127	Tax benefit
	(344)	(346)	Net of tax
Total reclassifications for the period	$(36,698)	$(346)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$37,509	$19,545	$41,346	$71,043

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	8,919	7,916	8,645	7,675
Less: average number of unvested stock award shares	814	823	802	793
Average number of basic shares outstanding	42,170	43,164	42,456	43,435
Plus: dilutive effect of unvested stock award shares	282	183	201	205
Plus: dilutive effect of stock options outstanding	2	—	1	—
Average number of diluted shares outstanding	42,454	43,347	42,658	43,640

Basic earnings per common share:	$0.89	$0.45	$0.97	$1.64
Diluted earnings per common share:	$0.88	$0.45	$0.97	$1.63

For the three months ended September 30, 2024, 532 thousand shares of unvested restricted stock and 47 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2024, 597 thousand shares of unvested restricted stock and 47 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended September 30, 2023, 639 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the nine months ended September 30, 2023, 569 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the nine months ended September 30, 2024 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2023	785	$24.92	49	$26.46
Granted	498	23.23	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(345)	23.12	—	—
Forfeited	(121)	25.72	—	—
Expired	—	—	—	—
September 30, 2024	817	$25.20	49	$26.46

During the three and nine months ended September 30, 2024 and September 30, 2023, there were no stock option exercises. During the three and nine months ended September 30, 2024, there were 6 thousand and 345 thousand shares vested in connection with stock awards, respectively. During the three and nine months ended September 30, 2023, there were 58 thousand and 236 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $2.2 million and $2.1 million during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense totaled $6.2 million and $5.5 million during the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,560	$5,560
Securities available for sale:
U.S Treasuries	6,907	—	—	6,907
Municipal bonds and obligations	—	62,931	—	62,931
Agency collateralized mortgage obligations	—	252,432	—	252,432
Agency residential mortgage-backed securities	—	232,931	—	232,931
Agency commercial mortgage-backed securities	—	70,566	—	70,566
Corporate bonds	—	31,425	3,892	35,317
Other bonds and obligations	—	656	—	656
Equity securities	13,278	—	—	13,278
Loans held for investment at fair value	—	—	294	294
Loans held for sale	—	6,003	—	6,003
Derivative assets	—	44,790	217	45,007
Capitalized servicing rights	—	—	1,386	1,386
Derivative liabilities	—	63,678	—	63,678

	December 31, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$6,142	$6,142
Securities available for sale:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,853	—	63,853
Agency collateralized mortgage obligations	—	347,874	—	347,874
Agency residential mortgage-backed securities	—	417,480	—	417,480
Agency commercial mortgage-backed securities	—	145,326	—	145,326
Corporate bonds	—	35,192	3,923	39,115
Equity securities	13,029	—	—	13,029
Loans held for investment at fair value	—	—	374	374
Loans held for sale	—	2,237	—	2,237
Derivative assets	—	45,613	55	45,668
Capitalized servicing rights	—	—	1,526	1,526
Derivative liabilities	—	75,957	—	75,957

There were no transfers between levels during the three months ended September 30, 2024.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of September 30, 2024.

			Aggregate Fair Value
September 30, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$294	$6,555	$(6,261)

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$374	$8,809	$(8,435)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
September 30, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$6,003	$5,918	$85

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$2,237	$2,205	$32

The changes in fair value of loans held for sale for the three and nine months ended September 30, 2024, were gains of $29 thousand and $53 thousand, respectively. During the three and nine months ended September 30, 2024, originations of loans held for sale totaled $51.6 million and $96.3 million, respectively. During the three and nine months ended September 30, 2024, sales of loans originated for sale totaled $50.5 million and $91.8 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2024
June 30, 2024	$5,699	$3,902	$326	$101	$32	$1,566
Unrealized gain/(loss), net recognized in other non-interest income	88	—	(19)	327	20	(180)
Unrealized (loss) included in accumulated other comprehensive income	—	(10)	—	—	—	—
Paydown of asset	(227)	—	(13)	—	—	—
Transfers to held for sale loans	—	—	—	(263)	—	—
September 30, 2024	$5,560	$3,892	$294	$165	$52	$1,386

Nine Months Ended September 30, 2024
December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized gain, net recognized in other non-interest income	92	—	(16)	925	31	(140)
Unrealized (loss) included in accumulated other comprehensive income	—	(31)	—	—	—	—
Paydown of asset	(674)	—	(64)	—	—	—
Transfers to held for sale loans	—	—	—	(794)	—	—
September 30, 2024	$5,560	$3,892	$294	$165	$52	$1,386

Unrealized (loss)/gain relating to instruments still held at September 30, 2024	$32	$(108)	$—	$165	$52	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended September 30, 2023
June 30, 2023	$6,405	$3,930	$401	$37	$63	$1,886
Unrealized (loss)/gain, net recognized in other non-interest income	(19)	—	28	26	(53)	(180)
Unrealized gain included in accumulated other comprehensive income	—	30	—	—	—	—
Paydown of asset	(215)	—	(21)	—	—	—
Transfers to held for sale loans	—	—	—	(72)	—	—
September 30, 2023	$6,171	$3,960	$408	$(9)	$10	$1,706

Nine Months Ended September 30, 2023
December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized gain/(loss), net recognized in other non-interest income	104	—	(119)	146	2	(140)
Unrealized (loss) included in accumulated other comprehensive income	—	(40)	—	—	—	—
Paydown of asset	(641)	—	(78)	—	—	—
Transfers to held for sale loans	—	—	—	(172)	—	—
September 30, 2023	$6,171	$3,960	$408	$(9)	$10	$1,706

Unrealized (loss)/gain relating to instruments still held at September 30, 2023	$(251)	$(40)	$—	$(9)	$10	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	September 30, 2024	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,560	Discounted Cash Flow	Discount Rate	3.24%
AFS Securities	3,892	Indication from Market Maker	Price	97.29%
Loans held for investment	294	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $17.5
Commitments to lend	165	Historical Trend	Closing Ratio	85.71%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	52	Historical Trend	Closing Ratio	85.71%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,386	Discounted cash flow	Constant Prepayment Rate (CPR)	7.26%
			Discount Rate	10.09%
Total	$11,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$6,142	Discounted Cash Flow	Discount Rate	4.19%
AFS Securities	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	374	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $18.3
Commitments to lend	34	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	21	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,526	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.63%
			Discount Rate	11.08%
Total	$12,020

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

	September 30, 2024	Fair Value Measurement Date	December 31, 2023	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$1,872	September 2024	$4,395	December 2023
Loans held for sale	44,631	September 2024	—	December 2023
Capitalized servicing rights	9,817	September 2024	10,569	December 2023
Total	$56,320		$14,964

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	September 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$1,872	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to (0.07)% ((66.92)%)
			Appraised Value	$0 to $182 ($154)
Loans held for sale	44,631	Fair Value of Collateral	Market Price	$44,631
Capitalized servicing rights	9,817	Discounted Cash Flow	Constant Prepayment Rate (CPR)	4.74% to 27.03% (13.46%)
			Discount Rate	10.47% to 13.58% (12.18%)
Total	$56,320
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended September 30, 2024 and December 31, 2023.

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

	September 30, 2024
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$569,967	$569,967	$569,967	$—	$—
Trading securities	5,560	5,560	—	—	5,560
Equity securities	13,278	13,278	13,278	—	—
Securities available for sale	661,740	661,740	6,907	650,941	3,892
Securities held to maturity	512,277	451,194	—	449,986	1,208
Federal Home Loan Bank stock	30,685	N/A	N/A	N/A	N/A
Net loans	9,100,275	9,024,531	—	—	9,024,531
Loans held for sale	50,634	50,634	—	6,003	44,631
Accrued interest receivable	49,804	49,804	—	49,804	—
Derivative assets	45,007	45,007	—	44,790	217
Assets held for sale	6,930	6,930	—	6,930	—

Financial Liabilities
Total deposits	$9,577,489	$9,572,152	$—	$9,572,152	$—
Short-term debt	353,500	353,982	—	353,982	—
Long-term Federal Home Loan Bank advances and other	232,042	230,387	—	230,387	—
Subordinated borrowings	121,549	106,519	—	106,519	—
Accrued interest payable	11,937	11,937	—	11,937	—
Derivative liabilities	63,678	63,678	—	63,678	—
Liabilities held for sale	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,203,244	$1,203,244	$1,203,244	$—	$—
Trading securities	6,142	6,142	—	—	6,142
Equity securities	13,029	13,029	13,029	—	—
Securities available for sale and other	1,022,285	1,022,285	7,981	1,010,381	3,923
Securities held to maturity	543,351	476,228	—	474,742	1,486
Federal Home Loan Bank stock	22,689	N/A	N/A	N/A	N/A
Net loans	8,934,329	8,768,108	—	—	8,768,108
Loans held for sale	2,237	2,237	—	2,237	—
Accrued interest receivable	53,096	53,096	—	53,096	—
Derivative assets	45,668	45,668	—	45,613	55
Financial Liabilities
Total deposits	$10,633,384	$10,615,655	$—	$10,615,655	$—
Short-term debt	260,000	260,035	—	260,035	—
Long-term Federal Home Loan Bank advances	125,223	123,747	—	123,747	—
Subordinated borrowings	121,363	98,138	—	98,138	—
Accrued interest payable	13,766	13,766	—	13,766	—
Derivative liabilities	75,957	75,957	—	75,957	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$88,059	$90,334	$264,731	$280,626
Provision for credit losses	5,500	8,000	17,999	24,999
Net interest after provision for credit losses	$82,559	$82,334	$246,732	$255,627

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

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At September 30, 2024 and December 31, 2023 the carrying value of all tax equity investments was $37.6 million and $16.6 million, respectively, and were included in other assets on the Consolidated Balance Sheets.

The carrying value of the Public Welfare Investments on September 30, 2024 included $17 million of delayed equity contributions described in the chart below.

As of September 30, 2024, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2024	$2,753
2025	7,814
2026	3,350
2027	2,841
2028	18
Thereafter	222
Total delayed equity contributions	$16,998

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

(In thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Provision for Income Taxes:
Amortization of tax credit investments	$(639)	$(1,917)
Tax credit and other tax benefit/(expense)	170	931
Total provision for income taxes	(469)	(986)

There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three and nine months ended September 30, 2024. The non-income tax related activity associated with these investments recorded outside of the income tax expense for the three and nine months ended September 30, 2023 was $1.5 million and $6.0 million, respectively. There were no impairment losses recorded on tax equity investments during the three and nine months ended September 30, 2024 and 2023, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following summary data is based in part on the consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q.

	At or for the		At or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.88	$0.45	$0.97	$1.63
Operating earnings per common share, diluted (1)(2)	0.58	0.50	1.61	1.67
Net income, (thousands)	37,509	19,545	41,346	71,043
Operating net income, (thousands) (1)(2)	24,789	21,516	68,891	73,002
Net interest income, non FTE	88,059	90,334	264,731	280,626
Net interest income, FTE (4)	90,082	92,314	270,773	286,476
Total common shares outstanding, (thousands)	42,982	43,822	42,982	43,822
Average diluted shares, (thousands)	42,454	43,347	42,658	43,640
Total book value per common share	24.90	21.70	24.90	21.70
Tangible book value per common share (2)	24.53	21.23	24.53	21.23
Dividends per common share	0.18	0.18	0.54	0.54
Dividend payout ratio	20.63%	40.56%	56.67%	33.67%

PERFORMANCE RATIOS (3)
Return on equity	14.29%	7.91%	5.37%	9.57%
Operating return on equity (1)(2)	9.44	8.71	8.94	9.83
Return on tangible common equity (1)(2)	14.83	8.45	5.80	10.16
Operating return on tangible common equity (1)(2)	9.91	9.27	9.43	10.43
Return on assets	1.28	0.66	0.47	0.80
Operating return on assets (1)(2)	0.85	0.73	0.78	0.82
Net interest margin, FTE (4)	3.16	3.18	3.17	3.33
Efficiency ratio (1)(2)	63.74	65.05	64.45	62.65

FINANCIAL DATA (in millions, end of period)
Total assets	$11,605	$12,140	$11,605	$12,140
Total earning assets	10,922	11,400	10,922	11,400
Total loans	9,212	8,984	9,212	8,984
Total deposits	9,577	9,981	9,577	9,981
Loans/deposits (%)	96%	90%	96%	90%
Total shareholders' equity	1,070	951	1,070	951

ASSET QUALITY
Allowance for credit losses, (millions)	$112	$103	$112	$103
Net charge-offs, (millions)	(6)	(5)	(11)	(18)
Net charge-offs (QTD annualized)/average loans	0.24%	0.24%	0.16%	0.28%
Provision expense, (millions)	$6	$8	$18	$25
Non-accruing loans/total loans	0.26%	0.30%	0.26%	0.30%
Allowance for credit losses/non-accruing loans	467	386	467	386
Allowance for credit losses/total loans	1.22	1.14	1.22	1.14

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	12.0%	12.1%	12.0%	12.1%
Tier 1 capital leverage ratio	9.9	9.8	9.9	9.8
Tangible common shareholders' equity/tangible assets (2)	9.1	7.7	9.1	7.7

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,717	$79	6.54%	$4,385	$71	6.32%
Commercial and industrial loans	1,380	27	7.79	1,436	27	7.48
Residential mortgages	2,712	30	4.31	2,618	26	3.97
Consumer loans	424	8	7.43	513	9	7.33
Total loans (1)	9,233	144	6.11	8,952	133	5.88
Investment securities (2)	1,340	8	2.49	2,171	13	2.40
Short-term investments & loans held for sale (3)	563	7	4.98	267	3	4.76
New York branch loans held for sale (4)	31	—	5.44	—	—	—
Total interest-earning assets	11,167	159	5.62	11,390	149	5.19
Intangible assets	17		x	21		X
Other non-interest earning assets	511		x	449
Total assets	$11,695			$11,860
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,250	$—	—%	$2,553	$—	—%
NOW and other	743	3	1.54	858	2	1.15
Money market	2,935	25	3.35	2,697	18	2.69
Savings	1,002	3	1.17	1,082	2	0.77
Time	2,430	26	4.31	2,440	22	3.43
Total deposits	9,360	57	2.42	9,630	44	1.81
Borrowings and notes (5)	782	11	5.44	1,010	14	5.32
New York branch non-interest-bearing deposits (4)	51	—	—	—	—	—
New York branch interest-bearing deposits (4)	207	1	2.87	—	—	—
Total funding liabilities	10,400	69	2.64	10,640	58	2.15
Other non-interest earning liabilities	245			232
Total liabilities	10,645			10,872

Total common shareholders' equity	1,050			988
Total shareholders’ equity	1,050			988
Total liabilities and shareholders’ equity	$11,695			$11,860
Net interest margin, FTE			3.16%			3.18%

Supplementary data
Net Interest Income, non FTE	$88.1			$90.3
FTE income adjustment (6)	2.0			2.0
Net Interest Income, FTE	$90.1			$92.3

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the Consolidated Statements of Income statement.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024.
(5)    The average balances of borrowings include the finance lease obligation presented under other liabilities on the Consolidated Balance Sheets.
(6)    Fully taxable equivalent considers the impact of tax advantaged investment securities and loans. The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 27%.

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,640	$231	6.51%	$4,279	$199	6.13%
Commercial and industrial loans	1,373	80	7.68	1,486	81	7.22
Residential mortgages	2,692	85	4.22	2,464	71	3.85
Consumer loans	440	24	7.38	525	28	7.28
Total loans (1)	9,145	420	6.06	8,754	379	5.74
Investment securities (2)	1,466	27	2.39	2,222	38	2.30
Short-term investments & loans held for sale (3)	550	21	5.04	380	13	4.70
New York branch loans held for sale (4)	35	2	5.71	—	—	—
Total interest-earning assets	11,196	470	5.53	11,356	430	5.03
Intangible assets	18		x	22		X
Other non-interest earning assets	501		x	452
Total assets	$11,715			$11,830
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,281	$—	—%	$2,617	$—	—%
NOW and other	768	8	1.45	1,121	12	1.43
Money market	2,975	74	3.31	2,637	42	2.14
Savings	1,015	8	1.07	1,069	2	0.46
Time	2,456	77	4.20	2,181	50	2.95
Total deposits	9,495	167	2.35	9,625	106	2.02
Borrowings and notes (5)	633	27	5.49	996	39	5.23
New York branch non-interest-bearing deposits (4)	60	—	—	—	—	—
New York branch interest-bearing deposits (4)	243	5	2.74	—	—	—
Total funding liabilities	10,431	199	2.54	10,621	145	1.82
Other non-interest earning liabilities	257			219
Total liabilities	10,688			10,840

Total common shareholders' equity	1,027			990
Total shareholders’ equity	1,027			990
Total liabilities and shareholders’ equity	$11,715			$11,830
Net interest margin, FTE			3.17%			3.33%

Supplementary data
Net Interest Income, non FTE	$264.7			$280.6
FTE income adjustment (6)	6.0			5.9
Net Interest Income, FTE	$270.7			$286.5

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the Consolidated Statements of Income.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024.
(5)    The average balances of borrowings include the finance lease obligation presented under other liabilities on the Consolidated Balance Sheets.
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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
GAAP Net income		$37,509	$19,545	$41,346	$71,043
Adj: Loss on sale of AFS securities		—	—	49,909	—
Adj: Net (gains) on sale of business operations and assets		(16,048)	—	(16,048)	—
Adj: Restructuring and other expense		(297)	2,607	2,936	2,592
Adj: Income taxes		3,625	(636)	(9,252)	(633)
Total operating income (non-GAAP) (1)	(A)	$24,789	$21,516	$68,891	$73,002

GAAP Total revenue		$125,614	$107,799	$289,820	$331,791
Adj: Loss on sale of AFS securities		—	—	49,909	—
Adj: Net (gains) on sale of business operations and assets		(16,048)	—	(16,048)	—
Total operating revenue (non-GAAP) (1)	(B)	$109,566	$107,799	$323,681	$331,791

GAAP Total non-interest expense		$71,960	$76,513	$218,911	$222,516
Less: Total non-operating expense (see above)		297	(2,607)	(2,936)	(2,592)
Operating non-interest expense (non-GAAP) (1)	(C)	$72,257	$73,906	$215,975	$219,924

(In millions, except per share data)
Total average assets	(D)	$11,695	$11,860	$11,713	$11,830
Total average shareholders’ equity	(E)	1,050	988	1,027	990
Total average tangible shareholders’ equity (1)	(G)	1,034	967	1,009	967
Total tangible shareholders’ equity, period-end (2)(3)	(I)	1,054	930	1,054	930
Total tangible assets, period-end (1)	(J)	11,588	12,119	11,588	12,119
Total common shares outstanding, period-end (thousands)	(K)	42,982	43,822	42,982	43,822
Average diluted shares outstanding (thousands)	(L)	42,454	43,347	42,658	43,640

Earnings per common share, diluted		$0.88	$0.45	$0.97	$1.63
Operating earnings per common share, diluted (1)	(A/L)	0.58	0.50	1.61	4.67
Book value per common share, period-end		24.90	21.70	24.90	21.70
Tangible book value per common share, period-end (1)	(I/K)	24.53	21.23	24.53	21.23
Total shareholders' equity/total assets		9.22	7.83	9.22	7.83
Total tangible shareholder's equity/total tangible assets (1)	(I/J)	9.10	7.68	9.10	7.68
		x
Performance ratios (3)		x
Return on equity		14.29%	7.91%	5.37%	9.57%
Operating return on equity (1)	(A/E)	9.44	8.71	8.94	9.83
Return on tangible common equity (1)(4)		14.83	8.45	5.80	10.16
Operating return on tangible common equity (1)(4)	(A+O)/(G)	9.91	9.27	9.43	10.43
Return on assets		1.28	0.66	0.47	0.80
Operating return on assets (1)	(A/D)	0.85	0.73	0.78	0.82
Efficiency ratio (1)(7)	(C-O)/(B+M+P)	63.74	65.05	64.45	62.65

Supplementary data (In thousands)		xx
Tax benefit on tax-credit investments (5)	(M)	N/M	$1,979	N/M	$7,611
Non-interest income tax-credit investments amortization (6)	(N)	N/M	(1,463)	N/M	(5,959)
Net income on tax-credit investments	(M+N)	N/M	516	N/M	1,652

Intangible amortization	(O)	1,128	1,205	3,473	3,615
Fully taxable equivalent income adjustment	(P)	2,023	1,980	6,042	5,850
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

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) which operates as a commercial bank under a Massachusetts trust company charter. Established in 1846, the Bank provides business and consumer banking, mortgage, wealth management, and investment services, with a vision to be a high performing, relationship focused community bank. Berkshire has approximately $11.6 billion in assets and presently operates 83 branch offices in New England and New York.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment and inflation, access to cost effective funding, changes in the quality and composition of our loan portfolio, legislative, regulatory and accounting changes, breaches or failures of our information technology systems, the success of new business initiatives or integration of merged or acquired entities, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire Hills Bancorp files with the Securities and Exchange Commission ("SEC"), including the Risk Factors set forth in Item 1A of the Company’s 10-K, as supplemented by its Quarterly Reports on Form 10-Q and other SEC filings.

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

OVERVIEW

Third quarter 2024 earnings per share increased 96% year-over-year to $0.88 from $0.45 due primarily to a non-operating gain of $0.30 per share after-tax recorded on the sale of ten branches in the state of New York. This sale was announced in the first quarter of 2024 and was completed on schedule in the third quarter. The non-GAAP measure of operating earnings per share increased 16% to $0.58 from $0.50 including the benefit of fee income growth, reduced operating expenses, and lower credit loss provision expense.

For the first nine months of the year, earnings per share decreased 40% year-over-year to $0.97 from $1.63 due primarily to a non-operating loss of $0.89 per share after-tax on the sale of investment securities in the first quarter of 2024. These securities were carried at fair value on the Company’s balance sheet and this loss therefore had no effect on shareholders’ equity. Year-to-date operating earnings per share, excluding the securities loss and branch sale gain, decreased 4% to $1.61 from $1.67 primarily due to a lower net interest margin reflecting ongoing impacts of rising deposit costs.

The Company’s return on tangible common equity was 14.83% for the third quarter and 5.80% for the first nine months of 2024. The non-GAAP measure of operating return on tangible common equity was 9.91% and 9.43% for the above respective periods. Sequential growth in quarterly operating earnings in 2024 has contributed to sequential improvements in the Company’s capital profile. The third quarter return on assets measured 1.28% in 2024, while the non-GAAP measure of operating return on assets reached a five quarter high of 0.85%.

Total assets decreased 7% to $11.6 billion at period-end from $12.4 billion at year-end 2023, primarily reflecting lower cash and equivalents used as consideration in the branch sale and a reduction from seasonally high overnight customer deposits at the end of 2023. Total loans increased 2% year-to-date, with growth in all major categories except consumer loans, which reflected the targeted runoff and sale of installment loans. Excluding the $383 million in deposits sold, average quarterly deposits decreased 2% in the third quarter of 2024 compared to the fourth quarter of 2023.

The branch sale was another step in the Bank’s efforts to create efficiencies in its branch network to support investment in its bankers and client experience. It was targeted to improve long-term operating earnings and profitability while avoiding layoffs and the costs of real estate dispositions. The sale concentrates the Bank’s overall geographic footprint and reduces certain expenses. With the sale of the ten branches, Berkshire’s total branch count was reduced to 83 offices in New England and New York, including 16 offices in its Albany and Rome/Utica markets.

Measures of asset quality remained favorable in the first nine months of 2024. Delinquent and non-performing loans were 0.53% of total period-end loans; this was the lowest quarterly level in more than 15 years.

Liquidity remained satisfactory in 2024. The ratio of loans to deposits measured 96% at period-end, compared to 85% at the start of the year. Capital further strengthened, with the ratio of equity to assets increasing to 9.2% from 8.1%. Period-end book value per share grew 7% to $24.90 and the non-GAAP measure of tangible book value per share also advanced 7% to $24.53.

In September 2024, the Federal Reserve Bank reduced the target Federal Funds rate by 50 basis points, with the effective rate decreasing to 4.83% from 5.33%. The target rate had been raised beginning in March 2022, with the effect of an increase from an effective rate of 0.08% and reaching 5.33% in August 2023. At the time when the target rate was reduced, the median projection by the Federal Reserve Board governors predicted a further 50 basis point reduction by year-end 2024, and an additional 100 basis point reduction by year-end 2025. This significant change in policy has contributed to focus in the banking industry about the future direction of bank net interest margins. The yield curve for treasury obligations has become less inverted following a prolonged period of inversion. Historically, industry revenues have responded positively to the normalization of the yield curve following periods of inversion.

In June 2024, Senior Managing Director and Chief Accounting Officer Brett Brbovic was promoted to Executive Vice President and Chief Financial Officer, replacing R. David Rosato. During 2024, the Company also announced the recruitment of commercial deposit relationship managers and private bankers. Additionally, it announced the planned move and expansion of a Boston branch to support the expanded commercial and private banking teams serving the Greater Boston market. In the most recent quarter, the Bank launched Berkshire One, its innovative suite of digital-first banking solutions to complement its branch and concierge banking channels.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

Summary. Third quarter 2024 net income increased year-over-year $18 million, or 92%, to $38 million due primarily to a non-operating gain of $16 million recorded on the sale of ten branches in the state of New York. The non-GAAP measure of operating income increased year-over-year $3 million, or 15%, to $25 million due to the benefit of reduced operating expenses and lower credit loss provision expense.

For the first nine months of the year, net income decreased $30 million, or 42% to $41 million due primarily to a non-operating loss of $50 million on the sale of securities in the first quarter. These securities were carried at fair value on the Company’s balance sheet and this loss therefore had no effect on shareholders’ equity. Year-to-date operating income, excluding the securities loss and branch sale gain, decreased $4 million, or 6%, to $69 million.

Lower year-to-date operating results primarily reflected a lower net interest margin due to ongoing impacts of rising deposit costs. The Company has adjusted to these impacts with calibrated loan growth, improving credit quality, and continued expense management. Additionally, the securities sales in the fourth quarter of 2023 and first quarter of 2024 facilitated the reduction of higher costing funds with proceeds from the sale of lower yielding securities, as well as reinvestment in higher yielding short-term investments.
Nine month operating expenses were reduced through focused expense disciplines together with branch consolidations and the branch sale. Due to the margin pressures, the nine month efficiency ratio measured 64.45% in 2024 compared to 62.65% in 2023. The efficiency ratio improved to 63.74% in the most recent quarter, reflecting the cumulative benefit of the Company’s profitability initiatives. Earnings have also benefited from lower credit loss provision expense in 2024 even as the Company has increased the ratio of the allowance for credit losses to total loans.

Effective January 1, 2024, the Company elected the proportional amortization method for its tax credit equity investments in public welfare investment projects which consist of Affordable Housing and New Market tax credit investments. This election had no impact on net income. As a result of this election, certain noncash charges which had been posted to non-interest income are now posted to income tax expense. As a result, non-interest income, total revenue, and tax expense are not comparable on a year-over-year basis. The amount charged against non-interest income and credited to tax expense in 2023 was $1.5 million in the third quarter and $6.0 million of the first nine months of the year.

Net Interest Income. Third quarter net interest income decreased year-over-year by $2 million, or 3%, to $88 million due to a 2% decrease in average earning assets and a 2 basis point reduction in the net interest margin to 3.16% from 3.18%. The decrease in average earning assets reflected the use of funds from securities sales to pay down higher cost borrowings. The net interest margin reached a recent low of 3.11% in the fourth quarter of 2023 and then increased to 3.20% in the second quarter of 2024 including the benefit of the sale of $362 million in lower yielding securities. The margin decreased to 3.16% in the most recent quarter including the impact of the sale of deposits in branches that were sold. Including deposits held for sale, total average deposits decreased $160 million, or 2%, linked quarter. Branches sold in the final week of the third quarter included deposits totaling $159 million which were included in average deposits in the quarter.

The third quarter 2024 yield on earning assets increased year-over-year by 43 basis points, while the cost of funds increased by 49 basis points. This differential was primarily driven by the differential between the yield on loans, which increased 23 basis points compared to the cost of deposits, which increased 61 basis points year-over-year. The Federal Reserve Bank shift in policy in the most recent quarter towards lowering interest rates was too late to result in lower quarter-over-quarter changes in yields and costs.

On a year-over-year basis in the third quarter, an $831 million decrease in lower yielding average investment securities funded a $281 million increase in average loans, a $296 million increase in average short-term investments, and a $228 million decrease in average borrowings. The 3% increase in average loans was primarily due to a $332 million increase in higher yielding average commercial real estate loans.

For the first nine months of the year, net interest income decreased year-over-year by $16 million, or 6%. This was primarily due to a decrease in the net interest margin to 3.17% from 3.33% primarily due to rising deposit costs, together with a 1% decrease in average earning assets.

Non-Interest Income. Third quarter non-interest income increased year-over-year by $20 million, or 115%, due primarily to the $16 million gain on the branch sale.

As previously noted, total non-interest income is not comparable year-over-year due to the change in tax accounting in 2024. Third quarter fee income increased year-over-year including a 12% increase in loan related fees, a 19% increase in SBA loan sale gains, and an 8% increase in wealth management fees. This growth generally represented increased business volume and benefited from the Company’s investment in front line staff and technology.

For the first nine months of the year, total non-interest income decreased $26 million, or 51%, due primarily to the $50 million first quarter loss on the sale of securities partially offset by the $16 million third quarter gain on the branch sale. The four fee income categories collectively were stable from year to year. Fee income increased sequentially in each of the quarters in 2024.

Provision Expense for Credit Losses. Provision expense decreased year-over-year by $2.5 million, or 31%, in the third quarter and by $7 million, or 28%, for the first nine months. Nine month net loan charge-offs decreased 37% to $11 million and measured 0.16% of average loans in 2024 compared to 0.28% in 2023. The 2024 provision resulted in a $7 million increase to $112 million in the allowance for credit losses on loans and an increase in the ratio of the allowance to total loans to 1.22% at period-end compared to 1.17% at the start of the year.

Non-Interest Expense. Non-interest expense decreased year-over-year by $5 million, or 6%, for the third quarter and by $4 million, or 2% for the first nine months of the year. The non-GAAP measure of operating non-interest expense decreased by 2% for both of these periods, declining $2 million for the third quarter and $4 million for the year-to-date.

For the year-to-date, the largest decrease in operating expense was occupancy, which decreased $3 million or 11%. This included the impact of four branch consolidations in 2023, three branch consolidations in 2024, and ten branches sold in 2024, together with dispositions of other excess properties. Of note, the sales of eight of the branches sold were completed near the end of the most recent quarter. Year-to-date marketing expense was reduced by $2 million, or 41%, primarily due to the streamlining of certain media contracts. Nine month compensation expense increased by $2 million, or 2%. Full time equivalent staff totaled 1,232 at period-end, compared to 1,340 at the start of the year. All staff related to the ten branches sold were offered employment by the branch buyers. FTE staff was reduced by 40 positions as a result of the branch sale, and staff count was reduced based on a workforce realignment in the first quarter of the year. The Company is focused on efficiencies to reduce overhead and to deepen its investment in frontline staff and customer engagement technology.

Operating non-interest expense decreased sequentially in recent quarters due to the Company’s initiatives. In the most recent quarter, the category of “other expenses” increased $2 million over the prior quarter due primarily to one commercial check fraud. Excluding this item, total operating expense decreased compared to the linked quarter.

Income Tax Expense. As previously noted, income tax expense in 2024 is not comparable to 2023 and prior years due to the change in the accounting method for certain equity tax credit investments. In 2024, the effective income tax rate was 22% for the third quarter and for the first nine months of the year.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

General. Total assets decreased $0.8 billion, or 7%, to $11.6 billion in the first nine months of 2024. Short-term investments and total deposits declined from elevated year-end 2023 levels. Investment securities declined in line with the deposits transferred in the sale of ten branches. Total loans increased from organic growth, net of balances sold, and there was a corresponding increase in borrowings. Loans/deposits increased to 96% from 85%. Equity/assets increased to 9.2% from 8.1%.

Investment Securities. Investment securities decreased by $0.4 billion, or 24%, to $1.2 billion during the first nine months of the year. This was primarily due to the sale of lower yielding securities near the end of the first quarter. This improved the Company’s liquidity in advance of the branch sale and benefited earnings as the sale proceeds were used to pay down higher cost funds. The yield on the securities portfolio was 2.49% in the third quarter of 2024 compared to 2.40% in the fourth quarter of 2023.

Loans. Total loans increased $0.2 billion, or 2%, to $9.2 billion in the first nine months of 2024, primarily reflecting balanced ongoing commercial originations. In 2024, the Company sold $47 million in seasoned residential mortgages early in the third quarter and transferred $47 million in consumer loans to held for sale at the end of the third quarter; this sale was completed in October. Additionally, the Company sold $50 million in residential mortgage and consumer loan balances as part of the branch sale. Adjusted for these balances sold, total loans increased 4% for the year-to-date. The yield on total loans was 6.11% in the most recent quarter, compared to 5.97% in the final quarter of 2023.

Commercial loans comprised 66% of total loans and increased $0.3 billion, or 5%, to $6.1 billion during the first nine months of 2024. Growth was recorded in all major categories of commercial loans, including an 11% increase in multifamily loans and a 22% increase in owner-occupied commercial real estate loans. Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank regulatory capital measured 283% at period-end, compared to 286% at year-end 2023. The supervisory measure of construction loans to bank regulatory capital measured 50% and 51% at the above respective dates.

The Company has a diversified commercial real estate portfolio primarily located in suburban markets in its footprint. The commercial real estate loan portfolio increased $0.2 billion, or 6%, to $4.7 billion in the first nine months of 2024, and constituted 51% of the total loan portfolio at period-end. There were $1 million in net charge-offs of commercial real estate loans in the first nine months of 2024. Nonaccruing loans were 0.22% of total commercial real estate loans at period-end compared to 0.10% at year-end 2023. Period-end loans rated substandard were 1.41% of commercial real estate loans, compared to 1.95% at year-end 2023. At period-end, the largest property type concentrations (over 5% of the portfolio and excluding construction loans) were retail trade (20%), multifamily (14%), office (11%), healthcare (9%), and hospitality (7%). The largest category, retail trade, was primarily comprised of properties anchored by strong grocery and big box tenants in suburban areas – with no significant tenant concentrations, and negligible indoor mall exposure. The $502 million office portfolio was approximately 70% composed of Class A properties and approximately 76% of the office portfolio was maturing after 2025. Boston properties were 16% of the office portfolio, with no high-rise office buildings. Construction loans consisted primarily of multifamily (approximately 46%) and industrial (approximately 14%) at period-end.

Residential mortgage loans comprised 30% of loans and were unchanged at $2.8 billion in the first nine months of 2024. Consumer loans comprised 4% of loans and decreased $0.1 billion, or 23%, for the year-to-date. This was largely due to targeted run-off and sales of unsecured consumer installment loans.

Asset Quality and Allowance for Credit Losses on Loans

Loan performance indicators were little changed since year-end 2023 and remained at historically favorable levels. Total delinquent and non-performing loans measured 0.53% of loans at period-end, compared to 0.54% at the start of the year. This was the lowest quarterly level in more than 15 years. It included non-performing loans measuring 0.26% and 0.24% of total loans at the above respective dates.

Annualized year-to-date net loan charge-offs measured 0.16% of average loans compared to 0.26% for the year 2023. Criticized loans/total loans decreased to 2.51% of total loans from 2.71% in the first nine months of the year, including a reduction in classified loans to 1.38% of loans from 1.69% of loans. Potential problems loans, which are defined as accruing classified loans, decreased to $103 million from $132 million for the year-to-date. Improvements in borrower risk ratings have generally reflected borrowers adjusting operations to mitigate the impact of higher interest rates on variable rate loans and to the impact of changing supply/demand conditions.

The allowance for credit losses on loans increased by $7 million, or 6%, to $112 million during the first nine months of the year. In addition to reflecting the 2% loan growth, this also reflected an increase in the ratio of the allowance to total loans to 1.22% from 1.17%. The increase in reserve coverage reflected increases in all major loan categories except non-owner occupied commercial real estate, for which the ratio of the allowance to loans decreased to 1.41% from 1.47%. The largest increase was the reserve related to commercial and industrial loans, which grew by $5 million, increasing to 1.71% of loans from 1.37%. Due to the sale of consumer loans, the related reserve decreased by $5 million, while the coverage ratio increased to 6.08% from 5.46%. Consumer loans include home equity loans and installment loans. Factors contributing to higher reserves included longer expected loan lives and increased qualitative reserves related to macroeconomic and federal policy uncertainties.

Deposits and Borrowings. For the first nine months of the year, total deposits decreased by $1.1 billion, or 10%, to $9.6 billion. This included the sale of $0.4 billion in deposits due to the sale of ten branches in the third quarter. All categories of deposits decreased, including a reduction in short-term payroll related balances which vary daily and which were elevated at year-end 2023. Average deposits in the most recent quarter were $9.4 billion, decreasing $0.6 billion, or 6%, from the fourth quarter of 2023. Excluding deposits sold, average deposits decreased $0.2 billion, or 2%.

The branch sale included $383 million in deposits, consisting of $77 million of non-interest bearing deposits, $25 million of NOW deposits, $77 million of money market deposits, $45 million of savings deposits, and $159 million of time deposits. Approximately $224 million in deposits were sold early in the first month of the quarter and $158 million were sold near the end of the quarter. The average balance of deposits held for sale was $259 million in the third quarter and included some accounts which were not sold because client selected deposit retention exceeded expectations.

Non-interest bearing deposits were 24% of average deposits in the third quarter of 2024 compared to 25% in the fourth quarter of 2023. All major categories of average deposits decreased between these two periods, primarily in transaction deposits. The total cost of deposits increased to 2.42% in the most recent quarter compared to 2.11% in the fourth quarter of 2023. The cost of deposits held for sale in the most recent quarter was 2.30%.

Total borrowings increased year-to-date by $0.2 billion, or 40%, to $0.8 billion. The cost of borrowings was unchanged at 5.4% in the most recent quarter compared to the fourth quarter of 2023. Average borrowings increased by $0.1 billion, or 15%, to $0.7 billion in the most recent quarter compared to the fourth quarter of 2023.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.8 billion at period-end, which was unchanged from year-end 2023. The net fair value of these instruments at period-end was a liability of $19 million, decreasing from a liability of 30 million at year-end 2023. Included in derivative financial instruments are $800 million in cash flow hedges on commercial loans, of which $275 million mature in 2025, $425 million mature in 2026, and $100 million mature in 2027. The Company recorded a $473 thousand charge to interest expense for the realized loss on cash flow hedging instruments in the first nine months of 2024.

Shareholders’ Equity. Capital measures remained strong and improved in the first nine months of 2024. Total shareholders’ equity increased $58 million, or 6%, to $1.1 billion. The $50 million loss on the first quarter sale of securities resulted in a credit to accumulated other comprehensive loss and an offsetting charge against earnings. Year-to-date net income totaled $41 million, dividends totaled $23 million, and share repurchases totaled $18 million. Excluding the securities loss, which had no impact on total equity, net income for the first nine months of 2024 totaled $80 million, which was the primary reason for the 6% increase in total equity.

Book value per share increased by $1.63, or 7%, to $24.90 in the first nine months of 2024. The non-GAAP measure of tangible book value per share increased by $1.71, or 7%, to $24.53. Share repurchases in 2024 were accretive to book value measures, based on the average repurchase price of approximately $21.94.

Reflecting the increase in equity and the decrease in total assets, the ratio of equity to assets increased to 9.2% from 8.1% and the non-GAAP measure of tangible common equity to tangible assets increased to 9.1% from 8.0%. The common equity Tier 1 capital ratio measured 12.0% at both period-end and year-end 2023.

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

At September 30, 2024, liquid assets totaling $1.2 billion included cash and equivalents totaling $0.6 billion and securities available for sale totaling $0.6 billion. At year-end 2023 liquid assets were $2.2 billion, including $1.2 billion in cash and equivalents and $1.0 billion in securities available for sale.

At September 30, 2024, wholesale funds totaled $1.2 billion, including $0.7 billion in borrowings and $0.5 billion in brokered deposits. At year-end 2023, wholesale funds totaled $1.0 billion evenly split between borrowings and brokered deposits.

Unused borrowing availability at period-end from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $3.7 billion, compared to $4.0 billion at year-end 2023. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $71 million at period-end.

During the first nine months of 2024, total cash and equivalents decreased to $0.6 billion from $1.2 billion as deposits decreased from elevated overnight levels at year-end 2023. For the year-to-date, the primary source of funds was securities sales totaling $0.4 billion and the primary additional uses of funds were the outflow of $0.3 billion due to the branch sale and $0.3 billion in net loan growth.

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

In most recent periods, the Company has returned excess capital to shareholders through stock repurchases. The Company’s long-term goal is to maintain an efficient capital structure and to provide a return in excess of the cost of its common equity capital.

As a result of rising interest rates, available for sale bond portfolios in banks are generally subject to unrealized losses which result in charges against accumulated other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital. Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. The balance of AOCI was a loss of $89 million at period-end, compared to a loss of $143 million at year-end 2023. This reduction was primarily due to the realization of $50 million in losses with the securities sale in the first quarter of 2024.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. This ratio measured 12.0% both at period-end and year-end 2023.

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

CORPORATE RESPONSIBILITY UPDATE

Berkshire Bank is a performance and purpose-driven, values-guided bank providing strength, stability and trusted advice to create a positive impact for its clients and communities while upholding equitable, ethical, responsible and sustainable business practices. Corporate responsibility highlights for the year-to-date include:

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
•Berkshire maintained its top quartile environmental, social and governance performance in the banking sector and was listed as an “Outperformer” in the R-Factor™ rating as of October 2024.

•The Company was recognized among TIME’s America’s Best Mid-Size Companies 2024.
•Berkshire was recognized as a Top Charitable Contributor by the Boston Business Journal for the 12th consecutive year and named to Newsweek’s list of America’s Greatest Workplaces.
•The Bank achieved targets for lending in low-moderate income communities, increasing minority homeownership, and support for green projects through its multi-year Community Comeback program.
•The American Bankers Association Foundation honored Berkshire Bank for its dedication to economic inclusion with the foundation’s Community Commitment Award, which recognizes banks for extraordinary corporate social responsibility activities.

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

The following tables set forth the estimated percent change in the Company’s NII Sensitivity compared to the flat rate scenario over one-year simulation periods beginning September 30, 2024 and December 31, 2023.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	September 30, 2024	December 31, 2023
+200	1.1%	0.5%
+100	0.6	0.3
-100	(0.90)	(0.6)
-200	(2.1)	(2.1)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	September 30, 2024	December 31, 2023
Short End +100	(1.0)%	(0.5)%
Short End -100	0.9	(0.5)
Long End +100	1.6	1.1
Long End -100	(1.8)	(1.1)

The Company’s NII sensitivity results at period-end were mostly little changed from the start of the year, with modest asset sensitivity in parallel shock simulations.

Yield curve twist simulations were mostly little changed from the prior year-end, with slight liability sensitivity in the short end of the yield curve and modest asset sensitivity on the long end. In the situation of a normalization of the yield curve to a positive slope due to both lower short-term rates and higher long-term rates, the result is modeled to be positive to net interest income in the framework of a static balance sheet.

Economic Value of Equity (EVE) Sensitivity is conducted to ascertain a longer-term view of the Company’s exposure to changes in interest rates. As with NII modeling, EVE Sensitivity captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to periodic review.

Base case EVE Sensitivity is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to recalculate EVE Sensitivity for rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s EVE Sensitivity from the base case scenario, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	September 30, 2024	December 31, 2023
+200	(2.1)%	(3.9)%
+100	(0.9)	(1.8)
-100	0.0	1.2
-200	(0.1)	1.3
The Company’s EVE Sensitivity profile indicates that at September 30, 2024 the balance sheet was modestly liability sensitive, with this sensitivity decreasing compared to December 31, 2023.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of September 30, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties have mutually agreed on an arbitrator to hear the case and are preparing for arbitration proceedings that are expected to occur no earlier than the first quarter of 2025. Discovery is continuing between the parties in preparation for final arbitration.

On or about May 13, 2024, a complaint was filed against the Bank in the United States District Court for the Northern District of New York, Syracuse Division by an individual who claims to have filed the complaint on behalf of a purported class of victims of an alleged Ponzi scheme perpetrated by a former Berkshire Bank customer. The complaint alleges that because the Bank held deposit accounts for the former customer that appear to be related to the alleged Ponzi scheme, the Bank is liable to the alleged fraudster’s victims for aiding and abetting the scheme. The Bank has filed a motion to dismiss the complaint for failure to state a claim pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b). On October 31, 2024, the court dismissed the plaintiff’s complaint with prejudice for failure to state a claim upon which relief could be granted under Rules 12(b)(6) and 9(b).

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended September 30, 2024 and 2023 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2024:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1-31, 2024	—	$—	—	839,589
August 1-31, 2024	—	—	—	839,589
September 1-30, 2024	—	—	—	839,589
Total	—	$—	—	839,589

On January 25, 2024, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $40 million through December 31, 2024. The maximum number of shares that may be purchased under this program has been estimated based on the September 30, 2024 closing price per share of Company common stock of $26.93.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income/(Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: November 12, 2024	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: November 12, 2024	By:	/s/ Brett Brbovic
Brett Brbovic
Executive Vice President and Chief Financial Officer