Form 10-K
period 2024-12-31
BERKSHIRE HILLS BANCORP INC
filed 2025-03-03
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.0 billion, based upon the closing price of $22.80 as quoted on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of February 24, 2025 was 46,404,929.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, factors related to the pending merger between Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) and Brookline Bancorp, Inc., including delays or impediments to completing the transaction, legal proceedings that may be instituted against the Company, expenses associated with the transaction, restrictions on Berkshire’s business during the pendency of the transaction, diversion of management’s attention from other business operations and opportunities, reactions of customers and employees to the transaction, challenges integrating the companies, and any failure to realize anticipated benefits of the transaction, and other factors such as changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment and inflation, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that Berkshire files with the Securities and Exchange Commission, including the Risk Factors in Item 1A of this report.

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

GENERAL
Berkshire Hills Bancorp, Inc. is headquartered in Boston, Massachusetts. Berkshire is a Delaware corporation and the holding company for Berkshire Bank (“the Bank”). The Bank provides Commercial Banking, Retail Banking, Consumer Lending, Private Banking and Wealth Management services. At year-end 2024, the Bank had $12.3 billion in assets and 83 full-service financial centers in its New England and New York footprint.

On December 16, 2024, the Company entered into a definitive agreement (“the Agreement”) for a merger of equals with Brookline Bancorp, Inc. (“Brookline”) the parent company of Brookline Bank, Bank Rhode Island, and PCSB Bank. Pursuant to the Agreement, Brookline will merge with and into Berkshire in an all-stock transaction valued at approximately $1.1 billion, or $12.68 per share of Brookline common stock, based on the $30.20 closing price of Berkshire common stock on December 13, 2024.

Under the terms of the Agreement, each outstanding share of Brookline common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. As a result of the transaction and a $100 million Berkshire common stock offering conducted to support the transaction, Berkshire shareholders will own approximately 55% (including the investors in the Berkshire common stock offering) and Brookline shareholders will own approximately 45% of the outstanding shares of the combined company.

The combined company will trade on the New York Stock Exchange and will announce a new name and ticker symbol prior to closing. The combined bank will also operate under a new name to be announced prior to closing. The executive headquarters for the combined company will be located at 131 Clarendon Street in Boston, MA, with operations centers located throughout the Northeast. The transaction is expected to close by the end of the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Berkshire and Brookline shareholders.

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

COMPETITION
The Company is subject to strong competition from banks and other financial institutions and financial service providers. Its competition includes national and super-regional banks. Non-bank competitors include credit unions, brokerage firms, insurance providers, financial planners, and the mutual fund industry. New technology is reshaping customer interaction with financial service providers and the increase of internet-accessible financial institutions increases competition for the Company’s customers. The Company generally competes on the basis of customer service, relationship management, and the fair pricing of its products. The location and convenience of branch offices is also a significant competitive factor, particularly regarding new offices. The Company is pursuing a “banker heavy, branch light” model in newer markets, and uses its mobile MyBanker teams which provide personalized service to customers with committed relationships. Due to recent mergers of in-market bank competitors, the Company is pursuing opportunities to expand its market share and talent recruitment. The Company seeks to differentiate itself with its DigitouchSM approach to personal service and user-friendly technology, as well as its commitment to corporate responsibility. The Company's brand theme of “Where You Bank Matters” is targeted to highlight these differentiating factors.

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

Loan Portfolio Analysis. The following table sets forth the year-end composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated. Further information about the composition of the loan portfolio is contained in Note 5 – Loans and Related Allowances for Credit Losses.

Item 1 – Table 1 –– Loan Portfolio Analysis

	2024		2023		2022
(In millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans:
Construction	$726	7.8%	$640	7.1%	$320	3.9%
Commercial multifamily	637	6.8	599	6.6	620	7.5
Commercial real estate owner occupied	695	7.4	629	7.0	641	7.7
Commercial real estate non-owner occupied	2,770	29.5	2,607	28.8	2,496	29.9
Commercial and industrial	1,439	15.3	1,359	15.1	1,445	17.3
Residential real estate	2,772	29.5	2,760	30.5	2,312	27.7
Home equity	230	2.5	224	2.5	227	2.7
Consumer other	116	1.2	221	2.4	274	3.3
Total	$9,385	100.0%	$9,039	100.0%	$8,335	100.0%
Allowance for credit losses	(115)		(105)		(96)
Net loans	$9,270		$8,934		$8,239

There is further information about the above components of the loan portfolio, and the risk characteristics relevant to each portfolio segment, in the “Loans and Related Allowance for Credit Losses” footnote to the financial statements referenced in Item 8 of this report. There is also information about the loan portfolio and changes in the portfolio during 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. There is reference made to Commercial and Retail Loans, as well as to Commercial Real Estate loans. Commercial Real Estate loans include Construction, Commercial Multi-Family, Commercial Real Estate Owner Occupied, and Commercial Real Estate Non-Owner Occupied. Commercial loans include Commercial Real Estate loans and Commercial and Industrial Loans. Retail loans include Residential Real Estate loans and Consumer loans, which are comprised of Home Equity loans and Consumer other loans.

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

The Bank originates construction loans to developers and commercial borrowers in its footprint. The maximum loan to value limits for construction loans follow Federal Deposit Insurance Corporation ("FDIC") supervisory limits, up to a maximum of 85 percent. The Bank commits to provide the permanent mortgage financing on many of its construction loans on income-producing property. Advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements. Construction loans include land acquisition loans up to a maximum 50 percent loan to value on raw land. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with presale or preleasing requirements and phasing of construction.

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

Small Business Banking Group handles most business relationships which are smaller than the middle market category. Additionally, some smaller business needs are handled through the Bank’s retail branch system. Berkshire Bank also owns Firestone Financial LLC. ("Firestone"), which originated loans secured by business-essential equipment throughout the U.S. Key customer segments included the fitness, carnival, gaming, and entertainment industries. The origination of loans by Firestone was terminated in mid-2022 and the remaining portfolio totaled $41 million at December 31, 2024.

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

Residential Mortgages. Through its mortgage banking operations, the Bank offers fixed-rate and adjustable-rate residential mortgage loans to individuals with maturities of up to 30 years that are fully amortizing with monthly loan payments. The majority of loans have been originated for investment. The Bank does not offer subprime mortgage lending programs. The Bank buys and sells seasoned mortgages primarily with smaller financial institutions operating in its markets.

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

Consumer Loans. The Bank engages in prime home equity lending, following its conforming mortgage underwriting guidelines with more streamlined verifications and documentation. Most of these outstanding loans are prime based home equity lines with a maximum combined loan-to-value of 85 percent. Home equity line credit risks include the risk that higher interest rates will affect repayment and possible compression of collateral coverage on second lien home equity lines. The Company exited its prime indirect auto originations business in 2019 and has a remaining portfolio in runoff. The Company previously originated consumer loans through a third party relationship with financial technology company Upstart which originates unsecured consumer loans through the internet using artificial intelligence technology in combination with the Bank’s underwriting criteria. The Bank suspended originating loans through this partnership in mid-2022 and the remaining portfolio totaled $7 million at December 31, 2024.

Maturity and Sensitivity of Loan Portfolio. The following table shows contractual final maturities of loans at year-end 2024. The contractual maturities do not reflect premiums, discounts, deferred costs, or prepayments.

Item 1 - Table 2A - Loan Contractual Maturity - Scheduled loan amortizations are not included in the maturities presented.

Contractual Maturity	One Year	One to	Five to	More Than
(In thousands)	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Loans:
Construction	$226,597	$372,565	$122,696	$4,486	$726,344
Commercial multifamily	44,855	298,067	290,263	3,620	636,805
Commercial real estate owner occupied	87,341	213,585	306,569	87,835	695,330
Commercial real estate non-owner occupied	435,963	1,649,267	673,356	10,861	2,769,447
Commercial and industrial	363,851	747,410	312,243	15,671	1,439,175
Residential real estate	1,709	29,154	178,223	2,562,683	2,771,769
Home equity	168	1,174	66,430	162,593	230,365
Consumer other	3,278	57,174	48,394	6,913	115,759
Total	$1,163,762	$3,368,396	$1,998,174	$2,854,662	$9,384,994

Item 1 - Table 2B - Total loans due after one year as of December 31, 2024 - fixed and variable interest rates

(In thousands)	Fixed Interest Rate	Variable Interest Rate	Total
Loans:
Construction	$84,347	$415,400	$499,747
Commercial multifamily	98,202	493,748	591,950
Commercial real estate owner occupied	195,268	412,721	607,989
Commercial real estate non-owner occupied	992,582	1,340,902	2,333,484
Commercial and industrial	298,814	776,510	1,075,324
Residential real estate	1,723,851	1,046,209	2,770,060
Home equity	4,780	225,417	230,197
Consumer other	111,881	600	112,481
Total	$3,509,725	$4,711,507	$8,221,232

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

The Company's administrative monitoring of the commercial real estate portfolio, the largest segment of the loan portfolio, reflects its risk based focus. The Company periodically reviews the larger exposures of all commercial real estate loans maturing in the next five years, including reviewing debt service coverage. It has expanded its monitoring of portfolio-level lease expirations and continued its review of trends in commercial real estate appraisals. The Company is reviewing trends in large loan originations and has increased its monitoring of portfolio components and trends, with a focus on office loans and multifamily. Trends in lease maturities and renewals are updated periodically. Upcoming loan maturities and larger variable and adjustable rate loans are being monitored.

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

The loan policy sets certain limits on concentrations of credit and requires periodic reporting of concentrations to the Risk Management, Capital and Compliance Committee. The Bank has heightened monitoring of its 25 largest borrower relationships. Commercial real estate is generally managed within federal regulatory monitoring guidelines of 300% of risk based capital for non-owner occupied commercial real estate and 100% for construction loans. The Bank has hold limits for numerous categories of commercial specialty lending including healthcare, hospitality, designated franchises, and leasing, as well as hold limits for designated commercial loan participations purchased. In most cases, these limits are below 100% of risk based capital for all outstanding loans in each monitored category. Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank regulatory capital measured 292% at period-end, compared to 286% at year-end 2023. The supervisory measure of construction loans to bank regulatory capital measured 54% and 51% at the above respective dates.

Problem Assets. The Bank prefers to work with borrowers to resolve problems rather than proceeding to foreclosure. The Company monitors modifications of loans to borrowers in financial distress and tracks the subsequent performance of these loans. For residential mortgage loans, the Bank generally follows FDIC guidelines to attempt a restructuring that will enable owner-occupants to remain in their home. However, if these processes fail to result in a performing loan, then the Bank generally will initiate foreclosure or other proceedings no later than the 90th day of a delinquency, as necessary, to minimize any potential loss. Management reports delinquent loans and non-performing assets to the Board quarterly. Loans are generally removed from accruing status when they reach 90 days delinquent, except for certain loans which are well secured and in the process of collection. The Company’s ongoing quarterly process of reviewing larger criticized loans evaluates risk ratings and accrual status based on updated information about loan performance and related risk management issues at the loan level. Loan collections are managed by a combination of the related business units and the Bank’s special assets group, which focuses on larger, riskier collections and the recovery of purchased credit deteriorated loans.

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

Item 1 - Table 3 - Credit Quality Ratios

	2024	2023	2022
Ratios:
Allowance for credit losses on loans/total loans	1.22%	1.17%	1.15%
Nonaccrual loans/total loans	0.26%	0.24%	0.37%
Allowance for credit losses/nonaccruing loans	469.18%	492.47%	309.41%
Net charge-offs/average loans	0.16%	0.26%	0.27%

Item 1 - Table 3.a - Net charge-offs to average loans for each loan category

	2024	2023	2022
Net charge-offs to average loans:
Construction	—%	—%	—%
Commercial multifamily	0.01	—	—
Commercial real estate owner occupied	—	(0.01)	—
Commercial real estate non-owner occupied	—	—	0.06
Commercial and industrial	0.06	0.17	0.20
Residential real estate	(0.01)	—	(0.01)
Home equity	—	—	—
Consumer other	0.10	0.10	0.02

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

Item 1 - Table 4A - Allocation of Allowance for Credit Losses on Loans by Category (as of year-end)

	2024		2023		2022
(Dollars in thousands)	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category	Amount Allocated	Percent Allocated to Total Loans in Each Category
Construction	$4,463	0.6%	$2,885	0.5%	$1,227	0.4%
Commercial multifamily	4,084	0.6	2,475	0.4	1,810	0.3
Commercial real estate owner occupied	11,303	1.6	9,443	1.5	10,739	1.7
Commercial real estate non-owner occupied	38,520	1.4	38,221	1.5	30,724	1.2
Commercial and industrial	25,549	1.8	18,602	1.4	18,743	1.3
Residential real estate	22,479	0.8	19,622	0.7	18,666	0.8
Home equity	2,392	1.0	2,015	0.9	2,173	1.0
Consumer other	5,910	5.1	12,094	5.5	12,188	4.5
Total	$114,700	1.2%	$105,357	1.2%	$96,270	1.2%

Item 1 - Table 4B - Allocation of Allowance for Credit Losses on Loans (as of year-end)

	2024		2023		2022
(Dollars in thousands)	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans	Amount Allocated	Percent of Loans in Each Category to Total Loans
Construction	$4,463	7.7%	$2,885	7.1%	$1,227	3.8%
Commercial multifamily	4,084	6.8	2,475	6.6	1,810	7.4
Commercial real estate owner occupied	11,303	7.4	9,443	7.0	10,739	7.7
Commercial real estate non-owner occupied	38,520	29.5	38,221	28.8	30,724	30.0
Commercial and industrial	25,549	15.4	18,602	15.0	18,743	17.4
Residential real estate	22,479	29.5	19,622	30.5	18,666	27.7
Home equity	2,392	2.5	2,015	2.5	2,173	2.7
Consumer other	5,910	1.2	12,094	2.5	12,188	3.3
Total	$114,700	100.0%	$105,357	100.0%	$96,270	100.0%

INVESTMENT SECURITIES ACTIVITIES
The securities portfolio provides a source of liquidity, income and interest rate risk management. Decisions are made in accordance with the Company’s investment policy which is reviewed and approved by the Board and includes consideration of risk, return, duration, and portfolio concentrations.

The Company has historically maintained a high-quality portfolio of managed duration residential and commercial mortgage-backed securities, together with a portfolio of state and municipal bonds and obligations of national and local issuers. All of the mortgage-backed securities are issued by Fannie Mae, Ginnie Mae, or Freddie Mac. The Company generally designates debt securities as available for sale, but sometimes designates securities as held to maturity based on its intent. The Company periodically invests in corporate bonds, investment grade and non-rated fixed-income capital instruments issued by local and regional financial institutions, and funds financing community reinvestment projects. Investment securities were sold in the fourth quarter of 2023 and first quarter of 2024. This allowed the Company to reposition its balance sheet to improve net interest income and to fund the branch sale. The securities were carried at fair value on the Company’s balance sheet and the non-operating losses on sale therefore had no effect on shareholders’ equity.

Due to elevated market interest rates, the net fair value of the investment securities portfolio was below amortized costs at year-end 2024. Please see Note 4 – Securities in the financial statement for more information. The Company’s ability and intent to hold the portfolio at year-end 2024 was consistent with its liquidity and capital resources as discussed in Item 7 of this report.

The following table summarizes year-end 2024 amortized cost, weighted average yields, and contractual maturities of debt securities. Yields are shown on a fully taxable-equivalent basis and are based on amortized cost. A proportion of the mortgage-backed securities are planned amortization class bonds. The contractual maturities of mortgage-backed securities shown below reflect the maturities of the underlying mortgage collateral based on final maturities and do not include scheduled amortization. Yields include amortization and accretion of premiums and discounts.

Item 1 - Table 5 - Weighted Average Yield

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(In millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal bonds and obligations	$1.0	0.3%	$8.3	1.4%	$77.9	2.4%	$212.6	0.8%	$299.8	1.0%
Mortgage-backed securities	7.9	1.2%	4.0	0.2%	58.5	0.9%	888.1	1.4%	958.5	1.3%
Other bonds and obligations	7.0	0.4%	15.8	5.9%	23.6	0.6%	0.8	—%	47.2	0.2%
Total	$15.9	2.0%	$28.1	7.4%	$160.0	3.9%	$1,101.5	2.2%	$1,305.5	2.5%

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

Online banking and mobile banking functionality is increasingly important as a component of deposit account access and service delivery. The Bank has partnered with a third party fintech company to provide enhanced online deposit account opening services and new online and mobile banking platform developed in partnership with this provider as an important milestone in its DigitouchSM strategy. The Company also is monitoring the development of payment services which are growing in their importance in the personal and commercial deposit markets. In 2024, the Bank introduced the Berkshire One offering, an innovative suite of digital-first banking solutions developed by strategically integrating advanced technology to enhance customer satisfaction and operational efficiency.

The following table presents information concerning average balances and weighted average interest rates on the Bank’s interest-bearing deposit accounts for the years indicated.

Item 1 - Table 6 - Average Balance and Weighted Average Rates for Deposits

	2024			2023			2022
(In millions)	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
Demand	$2,283.7	24%	—%	$2,584.6	27%	—%	$2,914.9	30%	—%
NOW and other	767.4	8	0.5	1,048.9	11	0.6	1,416.7	14	0.4
Money market	2,993.1	31	2.8	2,727.3	28	3.4	2,809.1	29	0.5
Savings	1,011.8	11	1.1	1,067.2	11	1.0	1,114.8	11	0.1
Time	2,480.2	26	3.3	2,275.8	23	4.0	1,541.7	16	0.9
Total	$9,536.2	100%	2.0%	$9,703.8	100%	2.4%	$9,797.2	100%	0.9%

Estimated uninsured deposits were $5.0 billion and $4.6 billion at December 31, 2024 and 2023, respectively. Estimated uninsured deposits are based on the same methodologies and assumptions used for the Bank's regulatory reporting requirements. Estimated uninsured deposits adjusted to exclude internal accounts and collateralized deposits were $4.0 billion and $3.7 billion at December 31, 2024 and 2023, respectively. At year-end 2024, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

Item 1 - Table 7 - Maturity of Deposits >$250,000

Maturity Period	Time Deposits that Meet or Exceed the FDIC Insurance Limit	Estimated Portion of Time Deposits in Excess of the FDIC Insurance Limit	Estimated Aggregate Time Deposits in Excess of the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
(In thousands)
Three months or less	$373,572	$124,844	$124,844
Over 3 months through 6 months	228,142	62,443	62,443
Over 6 months through 12 months	64,707	24,130	24,130
Over 12 months	45,098	19,026	19,026
Total	$711,519	$230,443	$230,443

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

The Bank is a member of the Federal Home Loan Bank (‘‘FHLB’’) of Boston, which provides a source of funding for member institutions and is a tool to manage liquidity and interest rate risk. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with FHLB rules and requirements as of December 31, 2024. The Bank also has access to borrowings from the Federal Reserve Bank of Boston.

The Company had $100 million in subordinated notes, a $15 million trust preferred obligation and a $7 million trust preferred obligation outstanding at year-end 2024. The Company’s common stock is listed on the New York Stock Exchange under the ticker “BHLB”. Subject to certain limitations, the Company can also choose to issue common stock, preferred stock, subordinated debt, or senior debt in public stock offerings or private placements. The Company maintains a shelf registration as part of its routine capital management.

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

WEALTH MANAGEMENT SERVICES
The Company’s Wealth Management Group provides consultative investment management, trust administration, and financial planning to individuals, businesses, and institutions, with an emphasis on personal investment management. The Wealth Management Group has built a track record over more than a decade with its dedicated in-house investment management team. The Bank also provides a full line of investment products, financial planning, and brokerage services through BerkshireBanc Investment Services utilizing Commonwealth Financial Network as the broker/dealer. The Bank is integrating with its growing private banking and MyBanker teams to further develop wealth management account generation. The Wealth Management Group reported $1.6 billion in total assets under management and $2.0 billion in assets under supervision at year-end 2024. The comparable totals at year-end 2023 were $1.5 billion and $1.9 billion, respectively.

HUMAN CAPITAL MANAGEMENT
Berkshire’s people are the driving force behind its progress on its strategic goals and ability to deliver tailored financial solutions for its clients. The Company’s approach to human capital management is grounded in its corporate values, business strategy and focuses on:
•Strong oversight and risk management practices
•Recruitment
•Compensation & Benefits
•Professional Development, Engagement & Retention
•Health & Wellness

In 2024, the company realigned its workforce to ensure its organizational structure supported its operating needs and strategic objectives while it continued to build on successful strategies to recruit, develop, engage and retain top talent. At year-end 2024, the Company had 1,216 full time equivalent staff, including 1,193 full-time positions and 45 part-time positions.

OVERSIGHT
The Compensation Committee of the Board of Directors oversees executive compensation, and the Corporate Responsibility & Culture committee oversees company culture and related human capital matters. The SEVP, Chief Human Resources & Culture Officer provides management oversight on human capital matters. The Company proactively identifies potential human capital related risks, such as the labor market shortage, skills gap, rising labor and health care costs, and employee retention and designs strategies to mitigate those risks. Strong human capital management is viewed as integral to the Company's ability to meet its strategic objectives, deliver a superior client experience and drive sustainable shareholder returns.

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

COMPENSATION & BENEFITS
The Company continually evaluates its compensation strategies and benefits programs, benchmarks to industry and peers and surveys the landscape of best practices to develop compensation and benefits packages that reward performance and retain top talent at all levels of the Company. Berkshire provides a robust incentive plan to reward performance, comprehensive medical coverage, paid vacation, personal and sick time, paid protective leave for gender-based violence, a 401(k) plan with employer match, long-term disability insurance, and group term life insurance. In addition, Berkshire offers a day care reimbursement program, a dependent care expense account, family and medical leave along with flexible work arrangements, including the ability to work remote dependent on the duties of one’s job. In addition to its compensation and health benefits, Berkshire offers a rewards and recognition program, wellness day, volunteer-time off, a matching-gift program, an employee assistance program, regular performance reviews, professional development and the You FIRST Fund to help employees impacted by personal financial hardships.

PROFESSIONAL DEVELOPMENT, ENGAGEMENT & RETENTION
Training and development programs provide employees with the knowledge and skills to succeed and have upward career mobility. They are critical components, along with competitive compensation and benefits programs, to having an engaged workforce. Ultimately an engaged workforce drives high levels of productivity and retention which reduces human capital risks, expense, and advances Berkshire’s performance.

The Company provides learning programs consistent with one’s job responsibilities, professional goals, and development plans. Employees have regular performance assessments to identify strengths, areas for further growth and career interests. Berkshire reskills and upskills employees from across the Company helping them advance along career paths by taking on expanded responsibilities and roles. The Company offers a mentoring program for high potential employees and encourages employees to pursue appropriate educational opportunities. Berkshire remains committed to providing pathways for its bankers to grow and maintains succession plans for key leadership positions.

Berkshire monitors the progress of its efforts to evaluate the effectiveness of programs and strategies through a comprehensive employee engagement survey and regular forums between employees and management. The Company believes that its programs and strategies have been a differentiator in the market. Further information on Berkshire Human Capital Management practices can be found in the Company’s most recent Sustainability Report.

SELECT HUMAN CAPITAL METRICS

Number of Employees	1,238
Number of Full-Time Employees	1,193
Number of Part-Time Employees	45
Turnover Rate	19.5%
Retention Rate	80%
*Workforce metrics reported are as of or for the year ended December 31, 2024

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

The Bank is a Massachusetts-chartered trust company and its deposits are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (the “Commissioner”), as its chartering agency, and by the FDIC, as its primary regulator and deposit insurer. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions or branches of other institutions. Under specified conditions, the Bank must also seek regulatory approval of capital distributions to the Company, its sole shareholder.

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

Dividends. Under Massachusetts law, the Bank may declare cash dividends from net profits not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the institution’s capital stock is impaired. An institution with outstanding preferred stock may not, without the prior approval of the Commissioner, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Commissioner is generally required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained “net profits,” as defined, over the preceding two years. The Bank was required to obtain the approval of the Commissioner to pay Bank dividends to the Company in 2024.

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

The approval of the FDIC is required for the Bank to pay a dividend to the Company from its surplus account. FDIC approval was required for Bank dividend payments in 2024 and such approval is expected to be required in 2025.

Investment Activities. The Federal Deposit Insurance Act generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.

Interstate Banking and Branching. Federal law permits an institution, such as the Bank, to acquire another institution by merger in a state other than Massachusetts unless the other state has opted out. Federal law, as amended by the Dodd-Frank Act, authorizes de novo branching into another state to the extent that the target state allows its state-chartered banks to establish branches within its borders. As of December 31, 2024, the Bank operated branches in New York, Vermont, Connecticut and Rhode Island, as well as Massachusetts. At its interstate branches, the Bank may conduct any activity authorized under Massachusetts law that is permissible either for an institution chartered in that state (subject to applicable federal restrictions) or a branch in that state of an out-of-state national bank. The New York State Superintendent of Financial Services, the Vermont Commissioner of the Department of Financial Regulation, the Connecticut Commissioner of Banking and the Director of the Rhode Island Department of Business Regulation may exercise certain regulatory authority over the Bank’s branches in their respective states.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.

The law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC regulations implementing the prompt corrective action law were amended to incorporate the previously discussed increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5%, or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a capital restoration plan must be guaranteed by its holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed “undercapitalized” or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they obtain such status.

At December 31, 2024, the Bank met the criteria for being considered “well capitalized” as defined in the prompt corrective action regulations.

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

Insurance of Deposit Accounts. The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250,000 per depositor for each account ownership category.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective assessment rates for institutions of the Bank’s size range from 2.5 to 42 basis points.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 11 regional Federal Home Loan Banks that provide a central credit facility primarily for member institutions. The Bank, as a member, is required to acquire and hold shares of capital stock in the FHLBB.

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
Potential civil money penalties can be assessed for a wide range of legal and regulatory violations and for unsafe or unsound practices, and are adjusted annually for inflation. Such penalties currently range up to more than $12 thousand per day or, in extreme cases, as high as $2.51 million per day.

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

Federal Reserve Board policy requires that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

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

Federal regulations require a bank holding company to give the Federal Reserve Board prior written notice of any repurchase or redemption of then outstanding equity securities if the gross consideration for the repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption under certain circumstances. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and nonobjection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification requirement. Pursuant to regulatory policies, such circumstances include repurchasing common stock that would result in a net reduction as of the end of the quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter. In these circumstances, Federal Reserve nonobjection is required. The Company obtained such nonobjection for its repurchase program in 2024.

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

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined for this purpose, means the power, directly or indirectly, to direct the management or policies of an insured depository institution, or the ownership, control of or power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the Change in Bank Control Act’s regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Other Regulations
Consumer Protection Laws. The Bank is subject to federal and state consumer protection statutes and regulations applicable to depository institutions. These include the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinance loans; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited bases in extending credit; the Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. Since the Bank has exceeded $10 billion of consolidated assets, compliance with such federal consumer protection statutes and regulations is examined for and enforced by the Consumer Finance Protection Bureau.

The Bank also is subject to Massachusetts and federal laws protecting the confidentiality of consumer financial records, and limiting the ability of the institution to share non-public personal information with third parties.

The Community Reinvestment Act (“CRA”) establishes a requirement for federal banking agencies that, in connection with examinations of depository institutions within their jurisdiction, the agencies evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” A less than “satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination by the FDIC, the Bank’s CRA rating was “satisfactory.” On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the CRA regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

Cybersecurity and Protection of Customers’ Personal Information. The provisions of Gramm-Leach-Bliley Act (GLBA) regarding privacy generally prohibit financial institutions from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes unless those customers have the opportunity to opt out. The Fair Credit Reporting Act (FCRA) restricts information sharing among affiliates for marketing purposes. Both the FCRA and Regulation V, the implementing regulation administered by the Consumer Financial Protection Bureau, govern the use and provision of information to consumer reporting agencies. In addition, federal banking regulators regularly issue guidance concerning cybersecurity standards to help enhance cyber risk management among financial institutions. Under these statutory frameworks and guidance, financial institutions such as ours are expected to implement layers of security controls designed to establish multiple lines of defense and to provide for risk management processes that address the risks posed by compromised customer credentials, including security measures to reliably authenticate customers when they access the financial institution’s internet-based services. Moreover, management of the financial institution is responsible for maintaining disaster and business continuity planning and processes designed to ensure speedy recovery and resumption of the institution’s operations after an intrusive cyber-attack or other type of compromise of customer data or information technology systems, including appropriate processes to address data and network restoration, if needed. The financial institution is also responsible for accounting for the disaster recovery and business continuity plans and processes of its critical third party service providers. Failing to observe its obligations under regulatory guidance could subject the Bank to regulatory sanctions such as financial penalties. For a further discussion of risks related to cybersecurity, see Item 1A “Risk Factors.”

As a banking organization, the Bank is required to notify its primary federal regulator as soon as possible but no later than 36 hours after the Bank’s discovery of a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the Bank’s: (1) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (2) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (3) operations, including associated services, functions, and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

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

Finally, the Company notes that there has been a recent uptick in activity among state legislatures and regulators with respect to implementing privacy and cybersecurity standards and regulations. Some states have adopted laws and regulations requiring financial institutions to maintain cybersecurity programs and make details available regarding those programs. Also, some states have either implemented, or modified, their data breach notification and/or data privacy rules. While the Company cannot predict future legislative or regulatory actions of the various states, the Company expects continued activity in this area and will continue to monitor for developments in the states in which it and the Bank operate.

Anti-Money Laundering Laws. The Bank is subject to extensive anti-money laundering and countering the financing of terrorism (“AML/CFT”) statutes and regulations, which require the institution to have in place an AML/CFT compliance program and procedures and a customer identification program, among other things. These laws and regulations also prohibit depository institutions from engaging in business with foreign shell banks; require depository institutions to have due diligence procedures and, in some cases, enhanced due diligence procedures for foreign correspondent and private banking accounts; and require information sharing with the U.S. government in certain circumstances. The Bank has established policies and procedures intended to comply with these statutes and regulations.

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

Risk Factors Summary

Merger-Related Risks
•Berkshire Will Be Subject to Business Uncertainties and Contractual Restrictions While the Mergers Are Pending.
•The Announcement of the Proposed Mergers Could Disrupt Berkshire’s Relationships with its Customers, Suppliers, Business Partners and Others, As Well As Its Operating Results and Business Generally.
•The Merger Agreement Limits Berkshire’s Ability to Pursue Alternatives to the Mergers and May Discourage Other Companies from Trying to Acquire Berkshire.
•In Connection with the Mergers, Berkshire Will Assume Brookline’s Outstanding Debt Obligations, and the Combined Company’s Level Of Indebtedness Following the Completion of the Mergers Could Adversely Affect the Combined Company’s Ability to Raise Additional Capital and Meet Its Obligations Under Existing Indebtedness.
•The Combined Company Will Incur Significant Transaction and Merger-Related Costs In Connection with the Mergers.
•If the Mergers Are Not Completed, Berkshire Will Have Incurred Substantial Expenses Without Its Stockholders Realizing The Expected Benefits of the Mergers.
•Berkshire and Brookline May Not Be Able to Successfully Integrate the Two Companies or to Realize the Anticipated Benefits of the Mergers.
•The Merger Agreement May Be Terminated In Accordance With Its Terms, and the Mergers May Not Be Completed.
•The Need for Regulatory Approvals May Delay the Date of Completion of the Mergers or May Diminish the Benefits of the Mergers.
•Litigation Against Berkshire or Brookline, or the Members of Berkshire’s or Brookline’s Board of Directors, Could Prevent or Delay the Completion of the Mergers.
•The Future Results of the Combined Company Following the Mergers May Suffer if the Combined Company Does Not Effectively Manage Its Expanded Operations.
•The Market Price of Berkshire’s Common Stock After the Mergers May Be Affected By Factors Different from Those Currently Affecting Berkshire’s Common Stock.
•Current Holders of Berkshire’s Common Stock Will Have a Significantly Reduced Ownership and Voting Interest in the Combined Company After the Mergers and Will Therefore Have Less Voting Influence Over the Combined Company.
•The Market Price of Berkshire Common Stock May Decline in the Future as a Result of the Mergers.

Lending Risks
•Deterioration in the Housing Sector, Commercial Real Estate, and Related Markets May Adversely Affect Business and Financial Results.
•The Company’s Emphasis on Commercial Lending May Expose the Company to Increased Lending Risks, Which Could Hurt Profits.
•The Company is Subject to a Variety of Risks in Connection With Any Sale of Loans it May Conduct.
•The Company is Exposed to Risk of Environmental Liability When It Takes Title to Property.

Operating Risks
•General Economic Conditions, Either Nationally or in Our Market Areas, Which May Be Affected by Macroeconomic Factors, Including Inflation, Unemployment, Government Policies, Supply Chain Issues, and Geopolitical Risks Associated with International Conflict, May Be Worse Than Expected.
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

Other Risks
• Negative Public Opinion Could Damage the Company’s Reputation and Impact Business Operations and         Revenues.

Merger-Related Risks
Berkshire Will Be Subject to Business Uncertainties and Contractual Restrictions While the Mergers Are Pending.
On December 16, 2024, Berkshire, Commerce Acquisition Sub, Inc., a direct, wholly-owned subsidiary of Berkshire (“Merger Sub”) and Brookline entered into a merger agreement (the “Merger Agreement”) pursuant to which Berkshire and Brookline have agreed to combine their respective businesses in a merger of equals. Under the Merger Agreement, Merger Sub will merge with and into Brookline, with Brookline as the surviving corporation (the “Merger”), immediately followed by the merger of Brookline with and into Berkshire, with Berkshire as the surviving corporation (the “Holdco Merger”). Immediately following the Merger and the Holdco Merger (collectively, the “Mergers”), Berkshire Bank, the wholly-owned subsidiary of Berkshire, as well as Brookline’s two other banking subsidiaries, PCSB Bank and Bank Rhode Island, will merge with and into Brookline Bank, the wholly-owned subsidiary of Brookline, with Brookline Bank as the surviving corporation (collectively, the “Bank Merger”).

Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on Berkshire. These uncertainties may impair Berkshire’s ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others who deal with Berkshire to seek to change existing business relationships with Berkshire. In addition, the Merger Agreement requires that Berkshire conduct its business in the ordinary course of business consistent with past practice and restricts Berkshire from taking certain actions prior to the effective time or termination of the Merger Agreement without Brookline’s consent in writing. These restrictions may prevent Berkshire from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

The Announcement of the Proposed Mergers Could Disrupt Berkshire’s Relationships with its Customers, Suppliers, Business Partners and Others, As Well As its Operating Results and Business Generally.
Whether or not the Mergers are ultimately consummated, as a result of uncertainty related to the Mergers, risks relating to the impact of the announcement of the Mergers on Berkshire’s business include the following:
•employees may experience uncertainty about their future roles, which might adversely affect Berkshire’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which Berkshire maintains business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with Berkshire or fail to extend an existing relationship with Berkshire; and
•Berkshire has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Mergers.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact Berkshire’s results of operations and financial condition.

The Merger Agreement Limits Berkshire’s Ability to Pursue Alternatives to the Mergers and May Discourage Other Companies from Trying to Acquire Berkshire.
The Merger Agreement contains “no shop” covenants that restrict Berkshire’s ability to, directly or indirectly, among other things initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by Berkshire’s board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $45.0 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Berkshire from considering or making that acquisition proposal.

In Connection with the Mergers, Berkshire Will Assume Brookline’s Outstanding Debt Obligations, and the Combined Company’s Level Of Indebtedness Following the Completion of the Mergers Could Adversely Affect the Combined Company’s Ability to Raise Additional Capital and Meet its Obligations Under Existing Indebtedness.
In connection with the Mergers, Berkshire has agreed to assume, or to cause its subsidiary to assume, Brookline’s outstanding indebtedness. Berkshire’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of Brookline’s outstanding indebtedness, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:

•limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;

•restrict the combined company from paying dividends to its stockholders;

•increase the combined company’s vulnerability to general economic and industry conditions; and

•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

The Combined Company Will Incur Significant Transaction and Merger-Related Costs In Connection with the Mergers.
Berkshire and Brookline will incur costs to combine the operations of the two companies. Berkshire and Brookline are collecting information to formulate detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of Berkshire and Brookline. Whether or not the Mergers are consummated, Berkshire will incur substantial expenses, such as legal, accounting, printing and financial advisory fees, in pursuing the Mergers. Although Berkshire expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transactions and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

If the Mergers Are Not Completed, Berkshire Will Have Incurred Substantial Expenses Without Its Stockholders Realizing The Expected Benefits of the Mergers.
Berkshire has incurred and will incur further substantial expenses in connection with the Mergers, which are charged to earnings as incurred. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. If the Mergers are not completed, these expenses will still be charged to earnings even though Berkshire would not have realized the expected benefits of the Mergers. There can be no assurance that the Mergers will be completed.

Berkshire and Brookline May Not Be Able to Successfully Integrate the Two Companies or to Realize the Anticipated Benefits of the Mergers.
The Mergers involve the combination of two companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on both parties’ ability to consolidate cultures, personnel, operations, systems and procedures and to eliminate redundancies and reduce costs of the combined operations. Berkshire may not be able to combine the operations of Brookline with Berkshire’s operations without encountering difficulties, such as:

•the loss of key employees and customers;
•the disruption of operations and business;
•the inability to maintain and increase competitive presence;
•those associated with entering a new geographic market;
•deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel, technology and credit; and/or

•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of Brookline.

Berkshire entered into the Merger Agreement with the expectation that the Mergers will result in various benefits including, among other things, enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, improved technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the Mergers are subject to a number of uncertainties, including whether Berkshire and Brookline integrate in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely impact Berkshire’s business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The Merger Agreement May Be Terminated In Accordance With Its Terms, and the Mergers May Not Be Completed.
The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Mergers. Those conditions include, among others, certain regulatory and stockholder approvals, the absence of orders prohibiting the completion of the Mergers, the effectiveness of a registration statement to be filed Berkshire, which will include a Joint Proxy Statement/Prospectus, the continued accuracy of the representations and warranties by both parties, the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. Any of these conditions to closing of the Mergers may not be fulfilled, and as a result the Mergers may not be completed.

The Need for Regulatory Approvals May Delay the Date of Completion of the Mergers or May Diminish the Benefits of the Mergers.
Berkshire is required to obtain the approvals of certain regulatory agencies before completing the Mergers. Satisfying any requirements of these regulatory agencies may delay the date of completion of the Mergers. The requisite regulatory approvals may not be received at all (in which case the Mergers could not be completed), may not be received in a timely fashion, or may contain conditions or restrictions on completion of the Mergers that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the Mergers, which might have an adverse effect on the combined company following the Mergers. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the Mergers to the combined company or otherwise have an adverse effect on the combined company following the Mergers.

Litigation Against Berkshire or Brookline, or the Members of Berkshire’s or Brookline’s Board of Directors, Could Prevent or Delay the Completion of the Mergers.
Berkshire’s stockholders or Brookline’s stockholders may file lawsuits against Brookline, Berkshire, and/or the boards of directors of either company in connection with the Mergers. Such legal proceedings could delay or prevent the Mergers from being completed in a timely manner. The existence of litigation related to the Mergers could affect the likelihood of obtaining the required regulatory and stockholders approvals. Moreover, any litigation could be time-consuming and expensive and could divert Berkshire’s and Brookline’s management’s attention away from their regular business and their focus on a successful integration of the two companies. Any lawsuit adversely resolved against Brookline, Berkshire or members of their respective boards of directors could have a material adverse effect on each company’s business, financial condition and results of operations.

Moreover, one of the conditions to the completion of the Mergers is the absence of any restraining order, injunction or decree issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers, and that no governmental authority or regulatory authority of competent jurisdiction shall have enacted, promulgated or enforced any statute, rule, regulation, judgment, decree, injunction or other order prohibiting consummation of the transactions contemplated by the Merger Agreement or making the Mergers illegal. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the Merger

Agreement (including the Mergers), then such injunctive or other relief may prevent the Mergers from becoming effective in a timely manner or at all.

The Future Results of the Combined Company Following the Mergers May Suffer if the Combined Company Does Not Effectively Manage Its Expanded Operations.
Following the Mergers, the size of the business of the combined company will increase beyond the current size of either Berkshire’s or Brookline’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Mergers.

The Market Price of Berkshire’s Common Stock After the Mergers May Be Affected By Factors Different from Those Currently Affecting Berkshire’s Common Stock.
The results of operations of the combined company and the market price of Berkshire’s common stock after the completion of the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of Berkshire and Brookline. In addition, the issuance of shares of Berkshire’s common stock in the Mergers could depress the market price for Berkshire’s common stock. For example, some Brookline stockholders may decide not to hold the shares of Berkshire’s common stock they receive as a result of the Mergers. Other Brookline stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Berkshire’s common stock they receive as a result of the Mergers. Any such sales of Berkshire’s common stock could depress the market price for Berkshire’s common stock.

Current Holders of Berkshire’s Common Stock Will Have a Significantly Reduced Ownership and Voting Interest in the Combined Company After the Mergers and Will Therefore Have Less Voting Influence Over the Combined Company.
In the Mergers, each Brookline stockholder will become a holder of common stock of the combined company. As a result of the transaction and the $100 million common stock offering to support the transaction, Berkshire estimates that Berkshire shareholders will own approximately 55% and Brookline shareholders will own approximately 45% of the outstanding shares of the combined company. As a result, Brookline’s current stockholders will have less voting influence on the combined company and may have less influence on its management and policies than they now have.

The Market Price of Berkshire Common Stock May Decline in the Future as a Result of the Mergers.
The market price of Berkshire common stock may decline in the future as a result of the Mergers for a number of reasons, including:

•the unsuccessful integration of Brookline and Berkshire; and

•the failure of the combined company to achieve the perceived benefits of the Mergers, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

Many of these factors are beyond the control of Berkshire. As a consequence, Berkshire stockholders could lose the value of their investment in Berkshire common stock.

Lending Risks
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

As of December 31, 2024, commercial real estate loans comprised approximately 51% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, changes in government regulations and fiscal policy, or changes in the level of interest rates. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

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

Operating Risks
General Economic Conditions, Either Nationally or in Our Market Areas, Which May Be Affected by Macroeconomic Factors, Including Inflation, Unemployment, Government Policies, Supply Chain Issues, and Geopolitical Risks Associated with International Conflict, May Be Worse Than Expected.
Generally, our financial performance, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is very dependent on the business environment in the markets we operate in locally and the United States as a whole. Adverse economic conditions may result from a variety of factors, including domestic and global economic and political developments, such as plateauing or decreasing economic growth and business activity, high unemployment rates, recessions, fluctuations in interest rates, inflation, pressures on the commercial real estate market, uncertainty regarding the U.S. government's debt limit, U.S. Government fiscal and monitory policy, a potential U.S. government shutdown, recent stress in the banking sector, international conflict, civil unrest, and natural disasters. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. The occurrence of any of these conditions could have a material adverse effect on our financial condition and results of operations.

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

Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
The Company’s financial performance depends, in part, on its ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate its products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, blockchain applications, and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, the Company’s ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. The Company’s failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Products and services relying on internet and mobile technologies may expose the Company to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation, as well as on its consolidated results of operations and financial condition.

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
Additionally, in early 2023, the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank resulted in decreased confidence in banks among depositors, other counterparties and investors. Such events and developments could materially and adversely affect our business or financial condition, including through declines in deposits, increased costs of funds, potential liquidity pressures, increased regulation and enforcement activity, and declines and volatility in the price of our common stock.

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

Mergers, Acquisitions and Dispositions Involve Numerous Risks and Uncertainties.
In addition to the proposed Mergers, the Company has in the past and may in the future pursue mergers, acquisitions and disposition opportunities involving financial institutions and financial services companies. Mergers, acquisitions and dispositions involve a number of risks and challenges. Acquisition related risks include the expenses involved; potential diversion of management’s attention from other strategic matters; integration of branches and operations acquired; outflow of customers from the acquired branches; retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share. The Company continually looks to optimize its branch network and real estate. The disposition of branches or business operations could result in the loss of some customers or unanticipated costs related to deconversion and transfer. Such dispositions may have an unanticipated adverse impact on operations, earnings or liquidity.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. In 2024, however, the Federal Reserve implemented several decreased in the Federal Funds rate, resulting in an aggregate decrease of 100 basis points in the latter part of the year. Changes in interest rates are beyond the Company's control and may not be anticipated.

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
In 2023, several large regional banks failed due to deposit runs and liquidity issues. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. In 2024, elevated commercial real estate losses at a large bank led to industry stock price declines.

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

The Company's Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Operations and Future Growth.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Company uses a number of funding sources in addition to deposit growth and cash flows from loans and investments. These sources include Federal Home Loan Bank advances, issuance of brokered certificates of deposit, proceeds from the sale of loans, and liquidity resources at the holding company. The Company’s financial flexibility will be severely constrained if the Company is unable to maintain access to wholesale funding or if adequate financing is not available to accommodate future growth at acceptable costs. Turbulence in the capital and credit markets may adversely affect liquidity and financial condition and the willingness of certain counterparties and customers to do business with the Company.

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

Other Risks
Negative Public Opinion Could Damage the Company’s Reputation and Impact Business Operations and Revenues.
As a financial institution, the Company’s earnings and capital are subject to risk associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including but not limited to lending practices, failure to meet customer expectations, regulatory or legal issues, corporate governance, merger and acquisitions activity, social media and other marketing activities, or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect the Company’s ability to attract or retain clients, expose the Company to litigation and regulatory action, and have a material adverse effect on the Company’s stock price, result in heightened volatility or hinder efforts to raise capital or pursue strategic transactions.

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

The Information Security Program is overseen by the Company’s Information Security Officer ("ISO"), who reports directly to the Chief Risk Officer. The ISO has held this position with the Company since May, 2024, and has worked at the Company in cybersecurity for almost 12 years and in the information technology industry for more than 16 years. The Chief Risk Officer has held the position at the Company since October 2016, when he joined the Company from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. During his tenure with the FDIC, the CRO served from time to time as the Examiner-in-Charge for Berkshire Bank and numerous other banks throughout New England. The ISO is responsible for the implementation, maintenance, and enforcement of the Information Security Program and related policies and standards. The program is evaluated and adjusted at least annually based on the results of testing, monitoring, and the adoption of best practices. Reporting occurs annually on the status of the Information Security Program to the Board’s Risk Management, Capital & Compliance Committee. Reporting includes the overall status of the program, material matters related to the program, Key Risk Indicators ("KRIs"), cyber risk assessments results, emerging risks, risk management and control decisions, control testing results, third party security assessments, penetration test results, security breaches or violations, and recommendations for changes to the program.

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

ITEM 2. PROPERTIES

The Company's headquarters are located at 60 State Street in leased property in Boston, MA. The Bank's headquarters are located in owned and leased facilities located in Pittsfield, MA. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, MA); Pioneer Valley (Springfield area), Massachusetts; Berkshire County, Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Central and Eastern Connecticut; and Southern Rhode Island. As of December 31, 2024 the Company had 83 full-service financial centers in Massachusetts, New York, Connecticut, Rhode Island, and Vermont.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breaches of a series of loan participation agreements executed in 2017, 2018 and 2019 in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time. Extensive discovery has taken place in this action. On November 30, 2022, the Bank filed an amended complaint in its action against Pioneer setting forth more detailed allegations of Pioneer’s breaches of the loan participation agreements and stating additional claims for fraudulent inducement to cause Berkshire to join the loan participation agreements, constructive fraud and fraudulent concealment. On January 30, 2023, as part of its response to the Bank’s amended complaint, Pioneer filed a counterclaim against the Bank alleging (i) certain breaches by the Bank of the 2019 loan participation agreement stemming from actions that the Bank took to protect its interests after it learned of the facts and circumstances that caused the underlying credit loss, and (ii) that as a result of accepting the partial recovery of approximately $1.7 million in the second quarter of 2020 the Bank should be deemed to have ratified the 2019 loan participation agreement and mooted its claims against Pioneer. Further discovery is continuing between the parties, and the Bank continues to actively build its case in this matter

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties are preparing for arbitration proceedings that are expected to occur no earlier than the second quarter of 2025. Discovery is continuing between the parties in preparation for final arbitration.

On or about May 13, 2024, a complaint was filed against the Bank in the United States District Court for the Northern District of New York, Syracuse Division by an individual who claims to have filed the complaint on behalf of a purported class of victims of an alleged Ponzi scheme perpetrated by a former Berkshire Bank customer. On October 31, 2024, the court dismissed the plaintiff’s complaint with prejudice for failure to state a claim upon which relief could be granted under Federal Rules of Civil Procedure 12(b)(6) and 9(b). In connection with bankruptcy proceedings involving the former customer and his operating entities, the Bank has received a Rule 2004 subpoena from the bankruptcy trustee seeking information related to the Ponzi scheme. At this time, no claim has been asserted against the Bank in the bankruptcy proceedings, nor has the trustee threatened to pursue litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of the Company trade on the New York Stock Exchange under the symbol “BHLB”.

The Company had approximately 3,504 holders of record of common stock at February 24, 2025.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company occasionally issues unregistered shares of common stock to vendors or as consideration in contracts for the purchase of assets, services, or operations. During 2024 and 2023, there were no shares transferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 25, 2024, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase shares of Company common stock at a total cost of up to $40 million through December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2024	—	$—	—	839,589
November 1-30, 2024	—	—	—	839,589
December 1-31, 2024	—	—	—	—
Total	—	$—	—	—

Common Stock Performance Graph
The performance graph compares the Company’s cumulative shareholder return on its common stock over the last five years to the cumulative return of the NYSE Composite Index and the KBW NASDAQ Regional Banking Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2019. The performance graph represents past performance and should not be considered to be an indication of future performance. Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Berkshire Hills Bancorp, Inc.

Total Return Performance
Index Value
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Berkshire Hills Bancorp, Inc.
NYSE Composite Index
KBW NASDAQ Regional Banking Index

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Berkshire Hills Bancorp, Inc.	100.00	54.79	92.70	99.34	85.10	100.31
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
Source: S&P Global Market Intelligence

Shown below is the annual total shareholder return by year based on the above data.

	Annual Total Shareholder Return
	Year Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Berkshire Hills Bancorp, Inc.	(45.21)	69.20	7.17	(14.33)	17.87
NYSE Composite Index	6.99	20.68	(9.35)	13.77	15.79
KBW NASDAQ Regional Banking Index	(8.71)	36.64	(6.93)	(0.40)	13.20

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

	At or For the Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022	2021	2020
Per Common Share Data:
Net earnings/(loss), diluted - continuing operations	$1.43	$1.60	$2.02	$2.39	$(10.21)
Net (loss), diluted - discontinued operations	—	—	—	—	(0.39)
Net earnings/(loss), diluted	$1.43	$1.60	$2.02	$2.39	$(10.60)
Total book value per common share	25.15	23.27	21.51	24.30	23.37
Dividends	0.72	0.72	0.54	0.48	0.72
Common stock price:
High	32.36	31.52	31.78	29.16	33.04
Low	20.50	18.07	23.62	16.35	8.55
Close	28.43	24.83	29.90	28.43	17.12
Performance Ratios: (1)
Return on assets	0.52%	0.59%	0.82%	0.98%	(4.15)%
Return on equity	5.84	7.07	8.70	9.96	37.15
Return on tangible common equity (2)	6.27	7.60	9.29	10.57	(46.88)
Net interest margin, fully taxable equivalent ("FTE") (3)	3.16	3.27	3.26	2.60	2.72
Growth Ratios:
Total commercial loans	7.32%	5.66%	12.99%	(12.09)%	(4.58)%
Total loans	3.82	8.45	22.11	(15.54)	14.95
Total deposits	(2.43)	2.96	2.57	(1.44)	(1.16)
Earnings per share, (compared to prior year)	(10.63)	(20.79)	(15.48)	122.55	(638.07)
Selected Financial Data:
Total assets	$12,273,408	$12,430,821	$11,662,864	$11,554,913	$12,838,013
Total earning assets	11,522,562	11,704,515	10,913,069	10,899,109	12,089,939
Securities	1,188,859	2,033,436	2,033,436	2,548,590	2,223,417
Total loans	9,384,994	9,039,686	8,335,309	6,825,847	8,081,519
Allowance for credit losses	(114,700)	(105,357)	(96,270)	(106,094)	(127,302)
Total intangible assets	15,064	19,664	24,483	26,619	34,819
Total deposits	10,375,204	10,633,384	10,327,269	10,068,953	10,215,808
Total borrowings	438,094	125,509	125,509	110,844	571,637
Total shareholders’ equity	1,167,424	1,012,221	954,062	1,182,435	1,187,773

	At or For the Years Ended December 31,
	2024	2023	2022	2021	2020
Selected Operating Data:
Total interest and dividend income	$613,938	$576,299	$387,257	$329,065	$409,782
Total interest expense	262,352	207,252	42,660	37,899	93,000
Net interest income	351,586	369,047	344,597	291,166	316,782
Fee income	68,527	65,281	63,995	84,462	69,990
All other non-interest income/(loss)	(20,113)	(22,499)	4,942	58,786	(3,683)
Total net revenue	400,000	411,829	413,534	434,414	383,089
Provision for credit losses	23,999	31,999	11,000	(500)	75,878
Total non-interest expense	296,486	301,508	288,716	285,893	840,239
Income/(loss) from continuing operations before income taxes	79,515	78,322	113,818	149,021	(533,028)
Income tax expense/(benefit) from continuing operations	18,512	8,724	21,285	30,357	(19,853)
Net income/(loss) from continuing operations	61,003	69,598	92,533	118,664	(513,175)

(Loss)/income from discontinued operations before income taxes	—	—	—	—	(26,855)
Income tax (benefit)/expense from discontinued operations	—	—	—	—	(7,013)
Net (loss)/income from discontinued operations	—	—	—	—	(19,842)
Net income/(loss)	$61,003	$69,598	$92,533	$118,664	$(533,017)

Basic earnings/(loss) per common share:
Continuing operations	$1.44	$1.61	$2.03	$2.41	$(10.21)
Discontinued operations	—	—	—	—	(0.39)
Total basic earnings/(loss) per share	$1.44	$1.61	$2.03	$2.41	$(10.60)
Diluted earnings/(loss) per common share:
Continuing operations	$1.43	$1.60	$2.02	$2.39	$(10.21)
Discontinued operations	—	—	—	—	(0.39)
Total diluted earnings/(loss) per share	$1.43	$1.60	$2.02	$2.39	$(10.60)

Weighted average common shares outstanding - basic	42,508	43,288	45,564	49,240	50,270
Weighted average common shares outstanding - diluted	42,761	43,504	45,914	49,554	50,270

Dividends per preferred share	$—	$—	$—	$1.20	$1.84
Dividends per common share	$0.72	$0.72	$0.54	$0.48	$0.72

Asset Quality and Condition Ratios:
Net loans charged-off/average loans	0.16%	0.26%	0.27%	0.29%	0.41%
Allowance for credit losses/total loans	1.22	1.17	1.15	1.55	1.58
Loans/deposits	90	85	81	68	79

Capital Ratios:
Tier 1 capital to average assets - Company	10.97%	9.65%	10.18%	10.49%	9.38%
Total capital to risk-weighted assets - Company	15.45	14.36	14.60	17.32	16.10
Tier 1 capital to risk-weighted assets - Company	13.22	12.27	12.60	15.30	14.06
Shareholders’ equity/total assets	9.51	8.14	8.18	10.23	9.25
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

Item 7 - Table 1 - Average Balance, Interest and Average Yields / Costs

	2024			2023			2022
(Dollars in millions)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans: (1)(2)
Commercial real estate	$4,673.2	$307.6	6.48%	$4,326.8	$272.5	6.30%	$3,836.2	$167.6	4.37%
Commercial and industrial loans	1,388.6	106.9	7.57	1,455.9	107.9	7.41	1,435.3	74.7	5.20
Residential loans	2,691.2	114.3	4.25	2,512.3	98.1	3.91	1,784.2	63.3	3.55
Consumer loans	423.0	30.3	7.13	518.5	37.8	7.29	556.8	32.1	5.77
Total loans	9,176.0	559.1	6.04	8,813.5	516.3	5.86	7,612.5	337.7	4.44
Investment securities (2)(3)	1,435.7	35.7	2.49	2,186.6	50.8	2.32	2,489.7	51.2	2.06
Short-term investments and loans held for sale (4)	528.7	25.7	4.86	372.4	17.1	4.59	569.1	4.9	0.86
New York branch loans held for sale	26.3	1.5	5.71	—	—	—	—	—	—
Total interest-earning assets	11,166.7	622.0	5.51	11,372.5	584.2	5.14	10,671.3	393.8	3.69
Intangible assets	17.1			21.9			26.8
Other non-interest earning assets (4)	499.3			443.2			518.2
Total assets	$11,683.1			$11,837.6			$11,216.3
Liabilities and shareholders' equity
Deposits:
Non-interest-bearing demand deposits	$2,283.7	$—	—%	$2,584.6	$—	—%	$2,914.9	$—	—%
NOW and other	767.4	11.1	1.45%	1,048.9	14.9	1.42%	1,416.7	6.1	0.43%
Money market	2,993.1	96.8	3.23	2,727.3	65.6	2.40	2,809.1	13.8	0.49
Savings	1,011.8	10.9	1.07	1,067.2	6.1	0.57	1,114.8	0.4	0.03
Certificates of deposit	2,480.2	104.3	4.20	2,275.8	72.4	3.18	1,541.7	13.1	0.85
Total deposits	9,536.2	223.1	2.39	9,703.8	159.0	1.64	9,797.2	33.4	0.34
Borrowings and notes (4)	624.9	34.3	5.42	913.6	48.3	5.29	176.1	9.2	5.24
New York branch non-interest-bearing deposits held for sale	45.4	—	—	—	—	—	—	—	—
New York branch interest-bearing deposits held for sale	181.6	5.0	2.75	—	—	—	—	—	—
Total funding liabilities	10,388.1	262.4	2.52	10,617.4	207.3	1.95	9,973.3	42.6	0.43
Other non-interest-bearing liabilities	250.8			236.3			180.1
Total liabilities	10,638.9			10,853.7			10,153.4
Total shareholders' equity	1,044.2			983.9			1,062.9
Total liabilities and equity	$11,683.1			$11,837.6			$11,216.3
Net interest margin (5)			3.16			3.27			3.26

Supplementary data
Net Interest Income, non FTE	$351.6			$369.0			$344.6
FTE income adjustment	8.0			7.9			6.6
Net Interest Income, FTE	359.6			376.9			351.2

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
(5) Purchase accounting accretion totaled $1.3 million, $0.7 million, and $2.0 million for the years-ended December 31, 2024, 2023, and 2022, respectively. The effect of purchase accounting accretion on the net interest margin was an increase in all years, which is shown sequentially as follows beginning with the most recent year and ending with the earliest year: 0.01%, 0.01%, and 0.02%.

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

Item 7 - Table 2 - Rate Volume Analysis

	2024 Compared with 2023			2023 Compared with 2022
	(Decrease) Increase Due to			(Decrease) Increase Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income:
Commercial real estate	$9,222	$25,933	$35,155	$81,238	$23,568	$104,806
Commercial and industrial loans	2,872	(3,865)	(993)	32,105	1,086	33,191
Residential loans	8,845	7,261	16,106	6,883	27,931	34,814
Consumer loans	(773)	(6,757)	(7,530)	8,004	(2,329)	5,675
Total loans	20,166	22,572	42,738	128,230	50,256	178,486
Investment securities	3,309	(18,450)	(15,141)	6,239	(6,628)	(389)
Short-term investments and loans held for sale	1,078	7,551	8,629	14,416	(2,244)	12,172
New York branch loans held for sale	—	1,527	1,527	—	—	—
Total interest income	$24,553	$13,200	$37,753	$148,885	$41,384	$190,269

Interest expense:
NOW accounts	$751	$(4,500)	$(3,749)	$6,380	$2,324	$8,704
Money market accounts	25,195	6,039	31,234	59,450	(7,713)	51,737
Savings accounts	4,280	476	4,756	5,299	453	5,752
Certificates of deposit	30,455	1,408	31,863	60,555	(1,271)	59,284
Total deposits	60,681	3,423	64,104	131,684	(6,207)	125,477
Borrowings	2,189	(16,193)	(14,004)	8	39,111	39,119
New York branch interest-bearing deposits	—	4,998	4,998	—	(1,820)	(1,820)
Total interest expense	$62,870	$(7,772)	$55,098	$131,692	$32,904	$164,596
Change in net interest income	$(38,317)	$20,972	$(17,345)	$17,193	$8,480	$25,673

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

In 2024, adjustments were primarily related to the pending merger, branch sales and consolidations, and loss on sale of AFS securities.

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

The following table summarizes the reconciliation of non-GAAP items recorded for the time periods indicated:

	At or For the Years Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
GAAP Net income	$61,003	$69,598	$92,533
Non-GAAP measures
Adj: Fair value adjustments on securities (1)	—	—	2,037
Adj: Loss/(gain) on sale of securities	49,937	25,057	(6)
Adj: Net gains on sale of business operations	(16,241)	—	—
Adj: Merger, restructuring, conversion, and other related expenses (2)	9,493	6,261	8,909
Adj: Income taxes	(9,319)	(7,723)	(2,940)
Net non-operating charges	33,870	23,595	8,000
Operating net income (non-GAAP)	$94,873	$93,193	$100,533

GAAP Total revenue from continuing operations	$400,000	$411,829	$413,534
Adj: Fair value adjustments on securities	—	—	2,037
Adj: Loss/(gain) on sale of AFS securities	49,937	25,057	(6)
Adj: Net gains on sale of business operations	(16,241)	—	—
Operating revenue (non-GAAP)	$433,696	$436,886	$415,565

GAAP Total non-interest expense from continuing operations	$296,486	$301,508	$288,716
Less: Total non-operating expense (see above)	(9,493)	(6,261)	(8,909)
Operating non-interest expense (non-GAAP)	$286,993	$295,247	$279,807

Pre-tax, pre-provision net revenue (PPNR)	$103,514	$110,321	$124,818
Operating pre-tax, pre-provision net revenue (PPNR)	146,703	141,639	135,758

(in millions, except per share data)
Total average assets	$11,683	$11,838	$11,216
Total average shareholders' equity	1,044	984	1,063
Total average tangible shareholders' equity	1,027	962	1,036
Total tangible shareholders’ equity, period-end	1,152	993	930
Total tangible assets, period-end	12,258	12,411	11,638

Total common shares outstanding, period-end (thousands)	46,424	43,501	44,361
Average diluted shares outstanding (thousands)	42,761	43,504	45,914

Earnings per share, diluted	$1.43	$1.60	$2.02
Plus: Net adjustments per share, diluted	0.79	0.54	0.17
Operating earnings per share, diluted	2.22	2.14	2.19
Book value per common share, period-end	25.15	23.27	21.51
Tangible book value per common share, period-end	24.82	22.82	20.95
Total shareholders' equity/total assets	9.51	8.14	8.18
Total tangible shareholders' equity/total tangible assets	9.40	8.00	7.99

	At or For the Years Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Performance Ratios (5)
Return on equity	5.84%	7.07%	8.70%
Operating return on equity	9.09	9.47	9.46
Return on tangible common equity (3)	6.27	7.60	9.29
Operating return on tangible common equity (3)	9.56	10.05	10.07
Return on assets	0.52	0.59	0.82
Operating return on assets	0.81	0.79	0.90
Efficiency ratio (4)	63.94	63.88	64.31

Supplementary Data (in thousands)
Tax benefit on tax-credit investments	N/M	$9,863	$4,880
Non-interest income charge on tax-credit investments	N/M	(8,018)	(3,508)
Net income on tax-credit investments	N/M	1,845	1,372
Intangible amortization	4,601	4,820	5,134
Fully taxable equivalent income adjustment	7,985	7,870	6,644
____________________________________
(1)Starting in 2023, fair value adjustments on securities are included in operating income.
(2)Merger, restructuring, conversion, and other related expenses included $6.6 million of merger expenses for the year ended December 31, 2024. Merger, restructuring, conversion, and other related expenses included no merger and acquisition expenses for the years ended December 31, 2023 and 2022.
(3)Amortization of intangible assets is adjusted assuming a 27% marginal tax rate.
(4)Efficiency ratio is computed by dividing total core tangible non-interest expense by the sum of total net interest income on a fully taxable equivalent basis and total operating non-interest income adjusted to include tax credit benefit of tax shelter investments. The Company uses this non-GAAP measure to provide important information regarding its operational efficiency.
(5)Return on tangible common equity excluding AFS unrealized losses was 5.45%, 6.07%, and 8.26% for the years ended December 31, 2024, 2023, and 2022, respectively. Operating return on tangible common equity excluding AFS unrealized losses was 8.32%, 8.03%, and 8.94% for the years ended December 31, 2024, 2023, and 2022, respectively.

GENERAL
This discussion is intended to assist readers in understanding the financial condition and results of operations of the Company, the changes in key items in the Company’s Consolidated Financial Statements (“financial statements”) from year to year, and the primary reasons for those changes.

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

This discussion includes the following sections:
•Summary
•Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
•Comparison of Financial Condition at December 31, 2024 and 2023
•Liquidity and Cash Flows
•Capital Resources
•Application of Critical Accounting Policies
•Enterprise Risk Management
•Corporate Responsibility and Sustainability

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto appearing in Item 8 of this document. In the following discussion, income statement comparisons are against the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Operating results discussed herein are not necessarily indicative of the results for the year 2025 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire is a Delaware corporation headquartered in Boston and the holding company for the Bank. Established in 1846, the Bank operates as a commercial bank under a Massachusetts trust company charter. On December 16, 2024, the Company entered into a definitive agreement for a merger of equals with Brookline Bancorp, Inc., a Boston-based multi-bank holding company with $11.9 billion in assets and branches in Massachusetts, Rhode Island, and New York. This merger is targeted to be completed in the second half of 2025, subject to customary shareholder and regulatory approvals, and closing conditions.

SUMMARY

Berkshire reported 2024 net income of $61 million, or $1.43 per share, compared to $70 million, or $1.60 per share, in 2023. The decrease in 2024 was due primarily to higher non-operating losses on the sale of securities.

The Company’s non-GAAP measure of operating income totaled $95 million, or $2.22 per share in 2024, compared to $93 million, or $2.14 per share in 2023. The 4% increase in operating EPS included the benefit of lower credit loss provision expense and lower non-interest expense, together with a 2% reduction in average diluted shares due to ongoing share repurchases.

Berkshire’s 2024 return on assets was 0.52%; the operating return on assets was 0.81%. The return on tangible common equity was 6.3%; the operating return on tangible common equity was 9.6%. The efficiency ratio measured 63.9%. The 2024 shareholder dividend was $0.72 per share in 2024. Period-end book value per share increased 8% to $25.15 and the non-GAAP measure of tangible equity to tangible assets increased 9% to $24.82 for the year.

Operating income and profitability improved sequentially in every quarter of the year, reflecting the cumulative benefit of the Company’s ongoing growth initiatives together with strategic optimization programs. Results also benefited from strong credit discipline, rigorous expense management, investments in new client-facing bankers and enhancements to the digital platform and consumer product offerings. Strategic initiatives included:

•Network Optimization: The Company consolidated four branches in 2023 and three branches in 2024, and additionally exited surplus back-office premises. Staff count was reduced through a workforce realignment in the first half of 2024. The sale of ten New York branches was completed in the third quarter of 2024. The sale concentrated the Bank’s overall geographic footprint and reduced certain expenses. With the branch sale and consolidations, Berkshire’s total branch count was reduced to 83 offices in New England and New York, including 16 offices in its Albany and Rome/Utica markets.

•Sales of Securities: Investment securities were sold in the fourth quarter of 2023 and first quarter of 2024. This allowed the Company to reposition its balance sheet to improve net interest income and to fund the branch sale. The securities were carried at fair value on the Company’s balance sheet and the non-operating losses on sale therefore had no effect on shareholders’ equity.

•Sales of Targeted Loan Portfolios: The Company sold most of its remaining Upstart consumer loan portfolio, which was in run-off mode. In addition to this, the Company also sold a package of $47 million of seasoned residential mortgages.

•Growth Initiatives: During 2024, the Company announced the recruitment of commercial deposit relationship managers and private bankers. Additionally, it announced the planned move and expansion of a Boston branch to bolster its commercial and private banking teams serving the Greater Boston market.

•Digital Enhancements: In the third quarter, the Bank launched Berkshire One, its innovative suite of digital-first banking solutions to complement its branch and concierge banking channels.

Including the impact of branch and loan sales, in 2024 the Company recorded 4% loan growth and a 2% deposit decrease. Excluding the impact of these sales, Berkshire produced 5% loan growth and 1% deposit growth in 2024.

Measures of asset quality remained favorable in 2024. Delinquent and non-performing loans were 0.52% of total period-end loans; this was the lowest quarterly level in nearly two decades. Net loan charge-offs measured 0.16% of average total loans in 2024, compared to 0.26% in the prior year.

Liquidity remained satisfactory in 2024, with the year-end loans to deposits ratio measuring 90% in 2024 compared to 85% in 2023. Total shareholders’ equity increased by $155 million, or 15%, to $1.2 billion during the year, including the proceeds of a $100 million common stock placement in December in conjunction with the merger agreement. The common equity Tier 1 capital ratio stood at 13.0% at year-end 2024.

In response to persistent high inflation, the Federal Reserve Board increased the maximum target federal funds rate beginning in the first quarter of 2022. The rate increased from 0.25% in the first quarter of 2022 to 5.50% in the third quarter of 2023, increasing in each sequential quarter. The target rate remained unchanged until September

2024 and then was reduced by 1.00% in three steps to 4.50% at year-end. Some of the Bank’s loans are indexed to market rates and are the most immediately sensitive to rate changes. The upward move in federal funds in 2022 and 2023 contributed to inversion of the yield curve, which can negatively impact the net interest margin. This inversion began to correct in the second half of 2024, bringing more positive slope to portions of the yield curve.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

GAAP net income decreased $9 million, or 12%, year-over-year to $61 million in 2024 from $70 million in 2023. This was primarily due to a $25 million increase in non-operating securities losses offset in part by $16 million in non-operating gains on branch sales.

Berkshire improved operating profitability in 2024, with consecutive quarter-over-quarter improvement in operating results throughout the year. The non-GAAP measure of operating income increased $2 million, or 2%, to $95 million in 2024 from $93 million in 2023. A $17 million decrease in net interest income was mostly offset by an $8 million decrease in credit loss provision expense and an $8 million decrease in operating non-interest expense. The additional benefit of a $3 million increase in loan and SBA related revenue contributed to the $2 million increase in total operating income.

Effective January 1, 2024, the Company elected the proportional amortization method for its tax credit equity investments in public welfare investment projects which consist of Affordable Housing and New Market tax credit investments. This election had no material impact on net income. As a result of this election, certain noncash charges which had been posted to non-interest income are now posted to income tax expense. Therefore, non-interest income, total revenue, and tax expense are not comparable on a year-over-year basis. The amount charged against non-interest income in 2023 was $8.0 million compared to $2.5 million credited to non-interest income in 2024.

Year-to-year comparisons of revenue and expense were also impacted by the sale of ten branches toward the end of the third quarter and the sale of investment securities and reinvestment of proceeds into short-term investments in the first quarter to help fund the branch sale. The fourth quarter of 2024 was the first full quarter subsequent to completion of the branch sale.

Due to the change in tax accounting, the efficiency ratio was unchanged at 63.9% in both years. Excluding the impact of tax credits in 2023, the adjusted efficiency ratio was 65.3% in 2023. The improvement in 2024 compared to this adjusted ratio included the benefit of reinvestments of proceeds from securities sales and the reduction in operating expenses in 2024.

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

Net interest income decreased in 2024 by $17 million, or 5%, to $352 million. The net interest margin decreased by 11 basis points, or 3%, to 316 basis points in 2024 from 327 basis points in 2023. Average earning assets decreased by $0.2 billion, or 2%, to $11.2 billion. The decrease in average earning assets was primarily due to the sale of lower yielding investment securities to fund the branch sales and to pay down higher cost borrowings.

The 11 basis point decrease in the net interest margin was primarily due to the 57 basis point increase in the cost of funds, partially offset by the 37 basis point increase in the yield on earning assets. These changes resulted from the ongoing impact of repricings following federal funds rate increases in the period from January 2022 to July 2024.

The increase in the cost of funds was driven by the 75 basis point increase in the cost of deposits. This reflected ongoing repricings in the higher rate and competitive market conditions, and mix shifts from lower cost transaction accounts into higher cost money market and time deposit accounts.

The increase in the yield on earning assets was primarily due to a mix shift from lower yield investment securities to higher yielding loans and short term investments. The loan yield increased 18 basis points as a result of upward repricings of loans.

The net interest margin decreased sequentially on a quarterly basis in 2023, from 3.84% in the fourth quarter of 2022 to 3.11% in the fourth quarter of 2023. This primarily reflected deposit repricings catching up with loan repricings in 2022. It improved to 3.20% in the second quarter of 2024, including the benefit of securities sales and related balance sheet changes. The margin declined to 3.14% in the fourth quarter of 2024 as loan repricings adjusted quickly to the 100 basis reduction in the federal funds rate beginning in September. The margin measured 3.18% in December 2024, as deposit repricings began to accelerate. For the full year 2024, the net interest margin averaged 3.16%, down from 3.27% in 2023 due primarily to deposit repricings in the higher rate and competitive marketplace.

Non-Interest Income

Non-interest income was $48 million in 2024 and $43 million in 2023. As previously noted, due to the tax accounting methodology change, total non-interest income is not comparable between these years. This change is included in the category of other non-interest income, which increased by $12 million. Operating results benefited from a $3 million increase in revenues from loan related fees and gains on SBA loans. Non-interest income in 2024 included the $16 million gain on the branch sale and the $50 million loss on the first quarter sale of securities. In 2023, non-interest income included the $25 million loss on the fourth quarter sale of securities. The securities losses had no impact on total shareholders’ equity. These gains and losses are viewed by the Company as non-operating.

Provision for Credit Losses

Provision expense decreased year-over-year by $8 million, or 25%, to $24 million from $32 million. In part, this reflected a decrease in loan growth to 4% in 2024 from 8% in 2023. Additionally, it reflected an increase in the coverage ratio of the allowance for credit losses on loans to 1.22% at year-end 2024 compared to 1.17% at the prior year-end. Net loan charge-offs totaled $15 million in 2024 compared to $23 million in the prior year.

Non-Interest Expense

Non-interest expense decreased year-over year by $5 million, or 2%, to $296 million. The non-GAAP measure of operating non-interest expense decreased by $8 million, or 3%, to $287 million. This primarily reflected lower operating expenses due to branch sales and consolidations. Non-operating expenses of $9 million in 2024 and $6 million in 2023 included branch and facilities consolidations in both years, and 2024 expenses related to the pending merger.

The largest decrease in operating expense was occupancy and equipment expense, which decreased $4 million or 12%. This included the impact of four branch consolidations in 2023, three branch consolidations in 2024, and ten branches sold in 2024, together with dispositions of other excess properties. Of note, the sales of eight of the branches sold were completed near the end of the third quarter of 2024. All major categories of operating expenses declined year-over-year except for regulatory expense and compensation expense. The Company is focused on efficiencies to reduce overhead and to deepen its investment in frontline staff and customer engagement technology. Full year compensation expense increased 1% year-over-year. Fourth quarter compensation expense decreased 3% year-over-year. Year-end full time equivalent staff totaled 1,216 positions in 2024, a decrease of 124 positions, or 9%, from 1,340 positions at year-end 2023. This decrease included 40 positions which were transferred in the branch sale. All staff related to the ten branches sold were offered employment by the branch buyers. FTE staff was also reduced based on a workforce realignment in the first quarter of the year.

Income Tax Expense

As previously noted, income tax expense in 2024 is not comparable to 2023 and prior years due to the change in the accounting method for certain equity tax credit investments. In 2024, the effective income tax rate was 23%. Differences arising between Berkshire’s effective income tax rate and the U.S. federal statutory rate of 21% are primarily attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; (iii) non-deductible merger costs; and (iv) state income taxes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2024 AND DECEMBER 31, 2023

General

Total assets decreased $0.2 billion, or 1%, to $12.3 billion in 2024. A $0.4 billion decrease in investment securities primarily funded the $0.4 billion sale of deposits. Loan growth of $0.2 billion from business activities was primarily funded by deposit growth from business activities. A $100 million common stock issuance offset a decrease in borrowings. With the stock offering and reduction in assets, the ratio of equity to assets increased to 9.5% from 8.1%. Primarily as a result of the deposit sale, the ratio of loans/deposits increased to 90% from 85%

Investment Securities

Investment securities decreased $419 million, or 26%, to $1.2 billion during 2024. This was primarily due to the sale of lower yielding securities near the end of the first quarter. This improved the Company’s liquidity in advance of the branch sale and benefited earnings as the sale proceeds were used to pay down higher cost funds. The yield on the securities portfolio was 2.66% in the fourth quarter of 2024 compared to 2.40% in the fourth quarter of 2023, reflecting the sale of lower coupon securities and the benefit of higher interest rates in the second half of 2024. The unrealized loss on available for sale securities decreased by $47 million in 2024 to $142 million at year-end 2024 due to the $50 million loss realized on the sale of securities in the first quarter.

Loans

Total loans increased $345 million, or 4%, to $9.4 billion in 2024, including commercial loan growth totaling $433 million, or 7%, which was partially offset by a $99 million, or 22%, reduction in consumer loans. During the year, the Company sold $47 million in seasoned residential mortgages and $47 million in consumer loans. Additionally, the Company sold $50 million in residential mortgage and consumer loans as part of the branch sale. Adjusted for these loans sold, total loans increased 5% for the year 2024. The yield on total loans was 5.88% in the most recent quarter, compared to 5.97% in the final quarter of 2023. At year-end 2024, loans repricing within three months were 43% of total loans.

Year-end commercial loans were 67% of total loans at year-end 2024 compared to 65% in 2023. Commercial loan growth was recorded in all major categories of commercial loans, including a 13% increase in construction loans and an 11% increase in owner-occupied commercial real estate loans. Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank regulatory capital measured 292% at period-end, compared to 286% at year-end 2023. The supervisory measure of construction loans to bank regulatory capital measured 54% and 51% at the above respective dates.

The Company has a diversified commercial real estate portfolio primarily located in suburban markets in its footprint. The commercial real estate loan portfolio increased $353 million, or 8%, to $4.8 million in 2024, and constituted 51% of the total loan portfolio at period-end. There were $1.2 million in net charge-offs of commercial real estate loans in 2024, compared to net recoveries of $0.8 million in 2023. Non-accruing loans were 0.22% of total commercial real estate loans at period-end compared to 0.10% at year-end 2023. For commercial real estate loans, year-end loans rated as criticized increased to 2.93% from 2.44% while loans rated as classified decreased to 1.19% from 1.94% of total loans.

At period-end, the largest property type concentrations (over 5% of the portfolio and excluding construction loans) were retail trade (21%), multifamily (13%), office (10%), healthcare (9%), and hospitality (7%). The largest category, retail trade, was primarily comprised of properties anchored by strong grocery and big box tenants in suburban areas – with no significant tenant concentrations, and negligible indoor mall exposure. The $507 million office portfolio was approximately 71% composed of Class A properties and approximately 79% of the office portfolio was maturing after 2025. Boston properties were approximately 16% of the office portfolio, with no high-rise office buildings. Construction loans consisted primarily of multifamily (approximately 49%) and health care (approximately 13%) at period-end.

Residential mortgage loans comprised 30% of year-end 2024 loans and were up $11 million to $2.8 billion during the year. Consumer loans comprised 4% of loans and decreased 22% to $0.3 billion during the year. This was largely due to targeted run-off and sales of unsecured consumer installment loans.

Allowance for Credit Losses on Loans

Loan performance indicators remained at historically favorable levels in 2024. Total delinquent and non-performing loans measured 0.52% of loans at period-end, the lowest level in nearly two decades. It included non-performing loans measuring 0.26% of total loans at that date.

Net loan charge-offs totaled $15 million, measuring 0.16% of average loans in 2024 and totaled $23 million, measuring 0.26% of average loans in 2023. Consumer loan net charge-offs totaled $9 million in 2024 and $8 million in 2023. Excluding consumer loans, charge-offs of all other loans totaled $5 million and $14 million, measuring 0.06% and 0.17% of all other average loans in those respective years.

Year-end criticized loans/total loans decreased to 2.62% of total loans from in 2024 from 2.71% in 2023, including a reduction in classified loans to 1.20% of loans from 1.69%. Potential problems loans, which are defined as accruing classified loans, decreased to $88 million from $132 million. Improvements in borrower risk ratings have generally reflected borrowers adjusting operations to mitigate the impact of higher interest rates on variable rate loans and to the impact of changing supply/demand conditions.

The allowance for credit losses on loans increased by $9 million, or 9%, to $115 million during 2024. In addition to reflecting the 4% loan growth, this also reflected an increase in the ratio of the allowance to total loans to 1.22% from 1.17%. The increase in reserve coverage reflected increases in all major loan categories except non-owner occupied commercial real estate and other consumer loans. Regarding the former, coverage decreased to 1.39% from 1.47%. Regarding other consumer loans, coverage decreased to 5.11% from 5.46% and the total other consumer allowance decreased by $6 million to $3 million primarily as a result of the sale of Upstart loans. The remaining Upstart loan balance was $7.5 million at year-end 2024. The major contributor to the increase in the total allowance was the commercial and industrial loan portfolio, which accounted for $13 million, or 53%, of the total $24 million credit loss provision expense in 2024. Reflecting higher net loan losses of $6 million in this portfolio, the year-end allowance coverage of these loans was 1.78% at year-end 2024 compared to 1.37% at year-end 2023. Factors contributing to higher coverage in most portfolios included longer expected loan lives and increased qualitative reserves related to macroeconomic and federal policy uncertainties.

Deposits and Borrowings

For the year 2024, total deposits decreased by $258 million, or 2%, to $10.4 billion. This included the sale of $383 million in deposits due to the sale of ten branches in the third quarter. Average deposits in the fourth quarter of 2024 were $9.7 billion, decreasing $277 million, or 3%, from the same quarter of 2023 due to lower average transaction account balances. Excluding the deposits sold, average fourth quarter deposits increased $106 million, or 1%, year-over-year. In recent years, year-end balances included higher overnight balances related to the Company’s payroll deposit service.

The branch sale included $383 million in deposits, consisting of $77 million of non-interest bearing deposits, $25 million of NOW deposits, $77 million of money market deposits, $45 million of savings deposits, and $159 million of time deposits.

Fourth quarter average non-interest bearing deposits were 24% of average deposits in 2024 compared to 25% in 2023. All major categories of average deposits decreased between these two periods, primarily in transaction deposits. The fourth quarter cost of deposits was 2.30% in 2024 compared to 2.11% in 2023. The fourth quarter of 2024 marked the first decline in the cost of deposits since the first quarter of 2022, reflecting market changes following the reduction in the federal funds rate and other market interest rates beginning in the third quarter of 2024.

Total borrowings decreased year-over year by $68 million, or 14%, to $438 million at year-end 2024. The fourth quarter cost of borrowings was 5.20% in 2024 compared to 5.45% in 2023.

Derivative Financial Instruments

The notional amount of derivative financial instruments totaled $4.9 billion at period-end, compared to $4.8 billion at year-end 2023. The net fair value of these instruments at period-end was a liability of $31 million, compared to $30 million at year-end 2023. Included in derivative financial instruments are $800 million in cash flow hedges on commercial loans, of which $275 million mature in 2025, $425 million mature in 2026, and $100 million mature in 2027. The Company recorded a $632 thousand charge to interest expense for the realized loss on cash flow hedging instruments in both 2024 and 2023.

Shareholders’ Equity and Dividends

Total shareholders' equity increased $155 million, or 15%, to $1.2 billion in 2024. This included the benefit of the $100 million common stock placement in December 2024. Equity also benefited from operating income of $95 million and was reduced by $31 million in dividends declared and $18 million in stock repurchases. The $50 million loss on securities recorded in the first quarter of 2024 had no impact on shareholders’ equity, as the after-tax impact on retained earnings was offset by a reduction in the accumulated other comprehensive loss component of equity.

Book value per share increased in 2024 by $1.88, or 8%, to $25.15 at year-end 2024 compared to $23.27 at year-end 2023. The non-GAAP measure of tangible book value per share increased by $2.00, or 9%, to $24.82 from $22.82. Share repurchases in 2024 were accretive to book value measures, based on the average repurchase price of approximately $21.94. The share issuance in December was priced at $29.00 per share.

Reflecting primarily the increase in equity, the year-end ratio of equity to assets increased to 9.5% from 8.1% and the non-GAAP measure of tangible common equity to tangible assets increased to 9.4% from 8.0%. The common equity Tier 1 capital ratio increased to 13.0% from 12.0%.

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

At year-end 2024, liquid assets totaling $1.8 billion included cash and equivalents totaling $1.1 billion and securities available for sale totaling $0.7 billion. At year-end 2023 liquid assets were $2.2 billion, including $1.2 billion in cash and equivalents and $1.0 billion in securities available for sale. Year-end liquidity is elevated due to overnight payroll related deposit balances. Securities include assets pledged to support borrowings.

At year-end 2024 wholesale funds, consisting of borrowings and brokered deposits, totaled $0.9 billion, compared to $1.0 billion at year-end 2023.

Unused borrowing availability at period-end from the Federal Home Loan Bank of Boston “FHLBB” and the Federal Reserve Bank of Boston (“FRB”) totaled $4.1 billion at year-end 2024, compared to $4.0 billion at year-end 2023. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $164 million at period-end.

During 2024, total cash and equivalents decreased to $1.1 billion from $1.2 billion. The primary sources of funds were securities sales, together with operating activities and the stock issuance. The primary uses of funds were the branch sale and loan growth.

CAPITAL RESOURCES

Please see the Note 17 - Shareholders’ Equity and Earnings per Common Share of the Comparison of Financial Condition for a discussion of shareholders’ equity together with the note on Shareholders' Equity in the consolidated financial statements.

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

As a result of rising interest rates, available for sale bond portfolios in banks are generally subject to unrealized losses which result in charges against accumulated other comprehensive income (“AOCI”) and reduce the book value of shareholders’ equity. Like many of its peers, the Company utilizes an option in reporting its regulatory equity which excludes changes in AOCI in the calculation of regulatory capital. Reductions in bond valuations due to changes in market interest rates are reversed as bonds approach maturity. These reversals are accreted to AOCI over time, restoring the book value of equity. The balance of AOCI was a loss of $106 million at period-end, compared to a loss of $143 million at year-end 2023. This reduction was primarily due to the after-tax realization of $50 million in losses with the securities sale in the first quarter of 2024.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. This ratio measured 13.0% at year-end 2024 compared to 12.0% at year-end 2023. This improvement included the benefit of the $100 million capital placement in December 2024.

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

Not all significant accounting policies require management to make difficult, subjective or complex judgments. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The following significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these most critical accounting policies were significant in determining income and financial condition based on events in 2024.

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

While management utilizes its best judgment and information available, the ultimate adequacy of our ACLL is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, and changes in interest rates. For detailed information on the ACLL see Note 1- Summary of Significant Accounting Policies and Note 5 – Loans and Related Allowance for Credit Losses.

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

Management has established and documented a process for determining fair value. The use of observable inputs is maximized and the use of unobservable inputs is minimized when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 1 – Summary of Significant Accounting Policies and Note 19 – Fair Value Measurements for more information.

ENTERPRISE RISK MANAGEMENT

Other sections of this report on Form 10-K include discussion of market risk and risk factors. Risk management is overseen by the Company’s Chief Risk Officer, who reports directly to the CEO. This position oversees risk management, credit, loan review, compliance, data governance, and information security. Enterprise risk assessments are brought to the Company’s Enterprise Risk Management Committee, and then are reported to the Board’s Risk Management, Capital & Compliance Committee.

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

The high level corporate risk assessment focuses on the following material business risks: credit risk, interest rate risk, price risk, liquidity risk, operational risk, compliance risk, strategic risk, and reputation risk, with the credit risk category having the highest weighting. For all material business risks, residual risk was viewed as medium/low to medium due to mitigating controls functioning in the Company. In 2024, price risk remained elevated in relation to the corporate appetite due to the impact of higher interest rates on the behavior and value of various interest sensitive instruments. Residual price risk was viewed as medium including the impact of mitigating factors and management actions in the risk management environment. Emerging risks affecting business risks included merger execution risk, fraud risk due to rising thefts targeting electronic platforms, and IT and cyber risks due to rising external threats and the emergence of artificial intelligence technology.

CORPORATE RESPONSIBILITY & SUSTAINABILITY

The Company’s longstanding commitment to operating responsibly and sustainably is interwoven into the company’s vision, mission, business practices, and strategic goals. Berkshire’s integrated approach to strong governance and managing environmental and social externalities helps reduce risk and unlock new business opportunities to create an ecosystem of positive impact and value, which in turn supports Berkshire’s commercial performance, creating capacity to invest more in its business, employees, customers, shareholders and communities.

The Company maintains a comprehensive governance system to oversee sustainability matters including a dedicated committee of its Board of Directors and a dedicated management committee, along with a network of policies including its Responsible & Sustainable Business Policy and Climate Risk Management Program. Berkshire was one of the first banks in the country to establish a dedicated committee of its Board of Directors to oversee these matters and became the first public U.S. community bank holding company with under $150 billion in assets to issue and successfully allocate a Sustainability Bond with a $100 million issuance.

Berkshire remains a leader among community banks in sustainability performance and regularly engages directly with its stakeholders to share information about its progress. The Company’s annual Sustainability Report, which is aligned with disclosure standards from Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure ("TCFD"), detail the Company's programs and performance.

Climate Impact
Climate change manifesting in the form of both physical or transition risks along with the Company’s mitigating practices could adversely, either directly or indirectly, affect Berkshire’s operations, businesses, customers, communities, and its stakeholders. As the transition to a low-carbon economy continues, new policy emerges, and market dynamics shift, Berkshire expects that its efforts to manage its environmental footprint, mitigate the risks associated with climate change, and support the transition will allow it to strengthen its long-term positioning. The Company’s Board of Directors Corporate Responsibility & Culture Committee provides oversight of sustainability and climate matters. Management and the board evaluate climate related risks and opportunities and incorporate the results of risk assessments and discussions into strategic planning, product development, programming and relevant risk mitigating measures. The Company expects to evolve its practices to align with risks, current and expected regulations as well as the size, scope, and complexity of its operations. Further details on Berkshire’s practices can be found in its most recent Sustainability Report.

Opportunity for All
Maintaining an inclusive workplace is essential to business success and an important enabler to advancing the Company’s strategic goals. By embracing and leveraging diverse backgrounds, cultures, skills, ideas and experiences, Berkshire is driving innovation, better decision-making and enhancing the bank’s ability to serve the evolving needs of its customers and communities. Berkshire remains committed to creating a culture of inclusivity in its workplace where every employee feels respected, valued and empowered to contribute their unique talents to the Company’s success.

Berkshire seeks to attract, engage and retain individuals, businesses and suppliers from a wide range of backgrounds, and experiences so that the workforce, clients and supplier base reflect the communities in which it operates. The Company approaches its efforts with strong governance practices, provides professional development for its employees, engages with its communities and offers employee resource groups, all aimed at ensuring accessibility and opportunity for all.

Awards & Recognition
Berkshire is proud to be recognized for its performance with local, regional, national, and international awards including:
•American Bankers Association Community Commitment Award
•America’s Most Trustworthy Companies – Newsweek
•America’s Best Regional Banks – Newsweek
•America’s Greatest Workplaces – Newsweek
•America’s Best Mid-Size Companies – TIME
•Communitas Award for Leadership in Corporate Social Responsibility
•Boston Business Journal Top Charitable Contributor
•Human Rights Campaign Equality 100

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

The following tables set forth the estimated percent change in the Company’s NII Sensitivity compared to the flat rate scenario over one-year simulation periods beginning December 31, 2024 and December 31, 2023.

ITEM 7 - 7A TABLE 3 - QUALITATIVE ASPECTS OF MARKET RISK

Parallel Interest Rate Shock (basis points)
	Estimated Percent Change in Net Interest Income
	December 31, 2024	December 31, 2023
+200	2.2%	0.5%
+100	1.2	0.3
-100	(1.4)	(0.6)
-200	(2.9)	(2.1)

Yield Curve Twist Interest Rate Shock	December 31, 2024	December 31, 2023
Short End +100	(0.4)%	(0.5)%
Short End -100	0.3	(0.5)
Long End +100	1.6	1.1
Long End -100	(1.7)	(1.1)

The Company’s NII sensitivity results at period-end were mostly little changed from the start of the year, with modest asset sensitivity in parallel shock simulations. The slight increase in asset sensitivity year-over-year was due to the impact of the December 2024 $100 million equity raise along with the approaching maturities of some fixed rate hedges in 2025.

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

Economic Value of Equity ("EVE") Sensitivity is conducted to ascertain a longer-term view of the Company’s exposure to changes in interest rates. As with NII modeling, EVE Sensitivity captures product characteristics such as loan resets, repricing terms, maturity and amortization dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to periodic review.

Base case EVE Sensitivity is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down. These new interest rate curves are then used to recalculate EVE Sensitivity for rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s EVE Sensitivity from the base case scenario, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points	12/31/2024	12/31/2023
+200	(1.4)%	(3.9)%
+100	(0.6)	(1.8)
-100	0.2	1.2
-200	(0.1)	1.3

The Company’s EVE Sensitivity profile indicates that at December 31, 2024 the balance sheet was modestly liability sensitive, with this sensitivity decreasing compared to December 31, 2023.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a and 15(d) -15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2024. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be provided within 120 days of December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be provided within 120 days of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be provided within 120 days of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be provided within 120 days of December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Crowe LLP, Boston, MA, Auditor Firm ID is 173.
The information required by this item will be provided within 120 days of December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    [1]    Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Income for the Years Ended December  31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
The Consolidated Financial Statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

[2]    Financial Statement Schedules

All financial statement schedules are omitted because the required information is either included or is not applicable.

[3]     Exhibits

2.1	Agreement and Plan of Merger, dated as of December 16, 2024, by and among Berkshire Hills Bancorp, Inc, Commerce Acquisition Sub, Inc., and Brookline Bancorp, Inc. (1)
3.1	Amended Certificate of Incorporation of Berkshire Hills Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (3)
3.4	Certificate of Designations of the Series B Non-Voting Preferred Stock (4)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (2)
4.2	Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (5)
4.3	Description of Berkshire Hills Bancorp, Inc. Securities (6)
10.1	Three-Year Employment Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Nitin J. Mhatre (7)*
10.2	Berkshire Bank Supplemental Executive Retirement Agreement entered into with Nitin J. Mhatre (8)*
10.3	Amended and Restated Three Year Change in Control Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Sean A. Gray (9) *
10.4	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (10)*
10.5	Employment Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, Brookline Bank and Sean A. Gray (11)*
10.6	Berkshire Bank Enhanced Change in Control Severance Plan (Brett J. Brbovic, James C. Brown, Gregory D. Lindenmuth)(12)*
10.7	Form of Split Dollar Agreement entered into with Sean A. Gray (13)*
10.8	Berkshire Bank Executive Long-Term Care Insurance Plan (14)*
10.9	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (15)*
10.10	Senior Executive Short Term Incentive Plan (16)*
10.11	Berkshire Hills Bancorp, Inc. 2022 Equity Incentive Plan (17)*
10.12	Form of Securities Purchase Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., and the other parties identified therein. (1)
10.13	Form of Registration Rights Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., and the other parties identified therein. (1)
19.0	Berkshire Hills Bancorp, Inc. Policy Regarding Insider Trading
21.0	Subsidiary Information
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Berkshire Hills Bancorp, Inc. Clawback Policy (18)
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

(1)	Incorporated herein by reference from the Form 8-K as filed on December 16, 2024.
(2)	Incorporated herein by reference from the Exhibits to Form 10-Q as filed on August 9, 2018
(3)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on June 26, 2017.
(4)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146.
(5)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012.
(6)	Incorporated herein by reference from Exhibit 4.3 to the Form 10-K as filed on February 28, 2020.
(7)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on March 22, 2024.
(8)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on April 2, 2021.
(9)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011.
(10)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019.
(11)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 17, 2014.
(12)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on February 28, 2020.
(13)	Incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011.
(14)	Incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015.
(15)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018.
(16)	Incorporated herein by reference from the Exhibits to the Form 10-Q as filed on May 10, 2019.
(17)	Incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 8, 2022.
(18)	Incorporated herein by reference from the Exhibits to the Form 10-K as filed on February 28, 2024.
*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills Bancorp, Inc.
Date: March 3, 2025	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin J. Mhatre	Director, President, & Chief Executive Officer	March 3, 2025
Nitin J. Mhatre	(principal executive officer)
/s/ Brett J. Brbovic	Executive Vice President, Chief Financial Officer	March 3, 2025
Brett J. Brbovic	(principal financial officer)
/s/ David M. Brunelle	Chairperson	March 3, 2025
David M. Brunelle
/s/ Mary Anne Callahan	Director	March 3, 2025
Mary Anne Callahan
/s/ Nina A. Charnley	Director	March 3, 2025
Nina A. Charnley
/s/ Mihir A. Desai	Director	March 3, 2025
Mihir A. Desai
/s/ William H. Hughes, III	Director	March 3, 2025
William H. Hughes, III
/s/ Jeffrey W. Kip	Director	March 3, 2025
Jeffrey W. Kip
/s/ Sylvia Maxfield	Director	March 3, 2025
Sylvia Maxfield
/s/ Laurie Norton Moffatt	Director	March 3, 2025
Laurie Norton Moffatt
/s/ Karyn Polito	Director	March 3, 2025
Karyn Polito
/s/ Eric S. Rosengren	Director	March 3, 2025
Eric S. Rosengren

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ Nitin J. Mhatre	/s/ Brett J. Brbovic
Nitin J. Mhatre	Brett J. Brbovic
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
March 3, 2025	March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Berkshire Hills Bancorp, Inc.
Boston, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hills Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income/loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Boston, Massachusetts
March 3, 2025

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$182,776	$148,148
Short-term investments	945,633	1,055,096
Total cash and cash equivalents	1,128,409	1,203,244

Trading security, at fair value	5,258	6,142
Equity securities, at fair value	655	13,029
Securities available for sale, at fair value	655,723	1,022,285
Securities held to maturity (fair values of $433,382 in 2024 and $476,228 in 2023)	507,658	543,351
Federal Home Loan Bank stock and other restricted securities	19,565	22,689
Total securities	1,188,859	1,607,496
Less: Allowance for credit losses on securities held to maturity	(64)	(68)
Net Securities	1,188,795	1,607,428

Loans held for sale	3,076	2,237

Total loans	9,384,994	9,039,686
Less: Allowance for credit losses on loans	(114,700)	(105,357)
Net loans	9,270,294	8,934,329

Premises and equipment, net	56,609	68,915
Other intangible assets	15,064	19,664
Cash surrender value of bank-owned life insurance	245,789	242,309
Other assets	358,442	341,757
Assets held for sale	6,930	10,938
Total assets	$12,273,408	$12,430,821

Liabilities
Demand deposits	$2,324,879	$2,469,164
NOW and other deposits	841,406	858,644
Money market deposits	3,610,521	3,565,516
Savings deposits	1,021,716	1,053,810
Time deposits	2,576,682	2,686,250
Total deposits	10,375,204	10,633,384
Short-term debt	103,500	260,000
Long-term Federal Home Loan Bank advances	212,982	125,223
Subordinated notes	121,612	121,363
Total borrowings	438,094	506,586
Other liabilities	292,686	278,630
Total liabilities	11,105,984	11,418,600
(continued)

	December 31,
(In thousands, except share data)	2024	2023
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 46,424,016 shares outstanding in 2024; 100,000,000 shares authorized; 51,903,190 shares issued, and 43,500,872 shares outstanding in 2023)	$562	$528
Additional paid-in capital - common stock	1,430,532	1,423,273
Unearned compensation	(10,106)	(10,109)
Retained (deficit)	(3,080)	(33,136)
Accumulated other comprehensive (loss)	(106,343)	(143,016)
Treasury stock, at cost (5,479,174 shares in 2024 and 8,402,318 shares in 2023)	(144,141)	(225,319)
Total shareholders’ equity	1,167,424	1,012,221
Total liabilities and shareholders’ equity	$12,273,408	$12,430,821
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Interest and dividend income
Loans	$556,527	$512,535	$335,312
Securities and other	57,411	63,764	51,945
Total interest and dividend income	613,938	576,299	387,257
Interest expense
Deposits	228,015	158,913	33,437
Borrowings and subordinated notes	34,337	48,339	9,223
Total interest expense	262,352	207,252	42,660
Net interest income	351,586	369,047	344,597
Non-interest income
Deposit related fees	33,759	34,155	32,026
Loan related fees	11,280	10,595	9,467
Gain on SBA loan sales	12,648	10,334	12,494
Wealth management fees	10,840	10,197	10,008
Total fee income	68,527	65,281	63,995
Other	13,576	2,045	6,973
Fair value adjustments on securities	7	513	(2,037)
(Loss)/gain on sale of securities	(49,937)	(25,057)	6
Gain on sale of business operations and assets, net	16,241	—	—
Total non-interest income	48,414	42,782	68,937
Total net revenue	400,000	411,829	413,534
Provision expense for credit losses	23,999	31,999	11,000
Non-interest expense
Compensation and benefits	160,453	159,281	152,741
Occupancy and equipment	31,469	35,718	37,638
Technology	40,395	41,878	35,586
Professional services	10,307	11,643	12,043
Regulatory expenses	7,395	7,019	3,105
Amortization of intangible assets	4,601	4,820	5,134
Marketing	4,522	5,377	5,103
Merger, restructuring and other non-operating expenses	9,493	6,261	8,909
Other	27,851	29,511	28,457
Total non-interest expense	296,486	301,508	288,716
Income before income taxes	79,515	78,322	113,818
Income tax expense	18,512	8,724	21,285
Net income	$61,003	$69,598	$92,533

Basic earnings per share	$1.44	$1.61	$2.03
Diluted earnings per share	$1.43	$1.60	$2.02

Weighted average common shares outstanding:
Basic	42,508	43,288	45,564
Diluted	42,761	43,504	45,914
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$61,003	$69,598	$92,533
Other comprehensive income/(loss), before tax:
Changes in unrealized gains and losses on securities available-for-sale	46,800	47,960	(235,081)
Changes in unrealized gains and losses on cash flow hedges	1,228	2,402	(6,667)
Changes in unrealized gains and losses on pension	893	316	1,674
Total other comprehensive income/(loss), before tax	48,921	50,678	(240,074)
Income taxes related to other comprehensive income/(loss):
Changes in unrealized gains and losses on securities available-for-sale	(11,685)	(11,928)	60,922
Changes in unrealized gains and losses on cash flow hedges	(321)	(630)	1,789
Changes in unrealized gains and losses on pension	(242)	(84)	(446)
Total income tax (expense)/benefit related to other comprehensive income/(loss)	(12,248)	(12,642)	62,265
Total other comprehensive income/(loss)	36,673	38,036	(177,809)
Total comprehensive income/(loss)	$97,676	$107,634	$(85,276)
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Unearned	Retained (deficit)	Accumulated other comprehensive	Treasury
(In thousands, except per share data)	Shares	Amount	capital	compensation	earnings	(loss) income	stock	Total
Balance at January 1, 2022	48,667	$528	$1,423,445	$(9,056)	$(139,383)	$(3,243)	$(89,856)	$1,182,435
Comprehensive income:
Net income	—	—	—	—	92,533	—	—	92,533
Other net comprehensive (loss)	—	—	—	—	—	(177,809)	—	(177,809)
Total comprehensive (loss)	—	—	—	—	92,533	(177,809)	—	(85,276)
Cash dividends declared on common shares ($0.54 per share)	—	—	—	—	(24,527)	—	—	(24,527)
Treasury stock purchased	(4,485)	—	—	—	—	—	(124,519)	(124,519)
Forfeited shares	(98)	—	189	2,560	—	—	(2,749)	—
Exercise of stock options	12	—	—	—	(51)	—	321	270
Restricted stock grants	328	—	537	(9,440)	—	—	8,903	—
Stock-based compensation	—	—	—	7,338	—	—	—	7,338
Other, net	(63)	—	12	—	—	—	(1,671)	(1,659)
Balance at December 31, 2022	44,361	$528	$1,424,183	$(8,598)	$(71,428)	$(181,052)	$(209,571)	$954,062
Comprehensive (loss):
Net income	—	—	—	—	69,598	—	—	69,598
Other net comprehensive income	—	—	—	—	—	38,036	—	38,036
Total comprehensive income	—	—	—	—	69,598	38,036	—	107,634
Impact of ASU No. 2022-02 Adoption	—	—	—	—	401	—	—	401
Cash dividends declared on common shares ($0.72 per share)	—	—	—	—	(31,707)	—	—	(31,707)
Treasury stock purchased	(1,135)	—	—	—	—	—	(23,844)	(23,844)
Forfeited shares	(103)	—	(184)	2,657	—	—	(2,473)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	446	—	(568)	(11,666)	—	—	12,234	—
Stock-based compensation	—	—	—	7,498	—	—	—	7,498
Other, net	(68)	—	(158)	—	—	—	(1,665)	(1,823)
Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net income	—	—	—	—	61,003	—	—	61,003
Other net comprehensive income	—	—	—	—	—	36,673	—	36,673
Total comprehensive income	—	—	—	—	61,003	36,673	—	97,676
Stock Issuance	3,448	34	9,276	—	—	—	90,690	100,000
Cash dividends declared common shares ($0.72 per share)	—	—	—	—	(30,940)	—	—	(30,940)
Treasury stock purchased	(794)	—	—	—	—	—	(17,536)	(17,536)
Forfeited shares	(130)	—	(366)	3,313	—	—	(2,947)	—
Exercise of stock options	5	—	—	—	(7)	—	126	119
Restricted stock grants	500	—	(1,645)	(11,628)	—	—	13,273	—
Stock-based compensation	—	—	—	8,318	—	—	—	8,318
Other, net	(106)	—	(6)	—	—	—	(2,428)	(2,434)
Balance at December 31, 2024	46,424	$562	$1,430,532	$(10,106)	$(3,080)	$(106,343)	$(144,141)	$1,167,424
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$61,003	$69,598	$92,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense for credit losses	23,999	31,999	11,000
Net amortization of securities	(62)	1,451	2,886
Change in unamortized net loan origination costs and premiums	5,542	764	3,312
Premises and equipment depreciation and amortization expense	6,984	8,445	9,576
Stock-based compensation expense	8,318	7,498	7,338
Accretion of purchase accounting entries, net	(1,287)	(716)	(1,637)
Amortization of other intangibles	4,601	4,820	5,134
Income from cash surrender value of bank-owned life insurance policies	(6,152)	(5,392)	(5,540)
Securities losses, net	49,930	24,544	2,031
(Gain) on SBA loan sales	(12,648)	(10,334)	(12,494)
Net change in loans held-for-sale	805	2,074	5,168
Amortization of interest in tax-advantaged projects	(2,508)	8,018	3,508
Gain on sale of business operations and other assets	(16,241)	—	—
Net change in other	2,922	14,387	(12,076)
Net cash provided by operating activities	$125,206	$157,156	$110,739

Cash flows from investing activities:
Net decrease in trading security	905	860	818
Proceeds from sales of equity securities	12,863	—	—
Purchases of securities available for sale	(86,546)	(44,586)	(478,940)
Proceeds from sales of securities available for sale	361,871	267,199	149,994
Proceeds from maturities, calls, and prepayments of securities available for sale	88,192	201,624	548,423
Purchases of securities held to maturity	(600)	(700)	(807)
Proceeds from maturities, calls, and prepayments of securities held to maturity	36,611	39,193	51,961
Net change in loans	(493,724)	(716,591)	(1,546,518)
Net change in New York branch loans held for sale	1,146	—	—
Proceeds from surrender of bank-owned life insurance	2,672	2,002	2,311
Purchase of Federal Home Loan Bank stock	(164,145)	(494,159)	(124,331)
Proceeds from sales of Federal Home Loan Bank stock	167,269	478,689	127,912
Net investment in limited partnership tax credits	(13,717)	(16,172)	(14,537)
Purchase of premises and equipment, net	(4,568)	(1,820)	(1,495)
Proceeds from sales of seasoned loan portfolios	89,233	—	24,323
Cash outflows from sale of business operations and other assets	(314,712)	—	—
Net cash (used) by investing activities	$(317,250)	$(284,461)	$(1,260,886)

(Continued)

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from financing activities:
Net increase in deposits	$160,143	$306,115	$258,316
Net change in NY branch deposits held for sale	(34,896)	—	—
Proceeds from Federal Home Loan Bank advances and other borrowings	1,208,500	10,450,979	51,275
Repayments of Federal Home Loan Bank advances and other borrowings	(1,277,241)	(10,070,200)	(60,196)
Issuance of common stock	100,000	—	—
Proceeds from issuance of subordinated debt	—	—	98,032
Repayment from calling of subordinated debt	—	—	(75,000)
Purchase of treasury stock	(17,536)	(23,844)	(124,519)
Exercise of stock options	119	—	270
Common and preferred stock cash dividends paid	(30,940)	(31,707)	(24,527)
Settlement of derivative contracts with financial institution counterparties	9,060	13,851	84,044
Net cash provided by financing activities	$117,209	$645,194	$207,695

Net change in cash and cash equivalents	(74,835)	517,889	(942,452)

Cash and cash equivalents at beginning of year	1,203,244	685,355	1,627,807

Cash and cash equivalents at end of year	1,128,409	1,203,244	685,355

Supplemental cash flow information:
Interest paid on deposits	$232,314	$148,313	$32,782
Interest paid on borrowed funds	34,798	46,584	9,043
Income taxes (refunded)/paid, net	(1,425)	12,307	28,439

Other non-cash changes:
Other net comprehensive income/(loss)	$36,673	$38,036	$(177,809)
Seasoned loan portfolios reclassified to held-for-sale, net	91,754	—	3,369
Held-for-sale loans reclassified to held-for-investment, net	878	—	606
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	58,455	—	—
Reclassification of New York branch assets to assets held-for-sale	13,936	—	—
Reclassification of New York branch deposits to liabilities held-for-sale, net	484,530	—	—
Reclassification of New York branch liabilities to liabilities held-for-sale	12,929	—	—
Reclassification of New York branch loans held-for-sale to held-for investment, net	7,183	—	—
Reclassification of liabilities held-for-sale to deposits, net	66,207	—	—
Premises and equipment reclassified to held-for-sale	—	8,714	1,380
Impact to retained earnings from adoption of ASU 2022-02	—	401	—
Premium payable on cash flow hedges	—	—	2,296
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024, 2023, and 2022

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

The level of the ACLL represents management’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The estimate of expected credit losses is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. In order to estimate the expected credit losses for loans evaluated on a pooled basis, the Company utilizes a static pool migration methodology which calculates a historical loss rate for each of the identified loan segments. The historical loss rates are then adjusted for current and asset specific characteristics (also referred to as qualitative adjustments) and for expected changes to current conditions over the reasonable and supportable forecast period (also referred to as forecast).The level of the ACLL is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past and current events, utilizing a 7 quarter reasonable and supportable forecast period with a 1 year reversion period. The ACLL reserve is overlaid with qualitative factors based upon:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Operating Segments
The Company's reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker ("CODM"), based upon information provided about the Company's products and services offered, primarily banking operations. Consolidated net income of the company is the primary performance metric utilized by the CODM. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. No other expenses meet the threshold of significant. While the Company has assigned certain management responsibilities by business lines, the Company’s CODM monitors and evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment. All operations are domestic.

Recently Adopted Accounting Principles
Effective January 1, 2024, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)" (ASU 2023-02). ASU 2023-02 expanded the permitted use of the proportional amortization method (PAM), which was previously only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under PAM, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. Under this ASU, an entity has the option to apply PAM to applicable investments on a tax-credit-program-by-tax-credit-program basis. The Company has elected PAM for its public welfare investments which consist of Affordable Housing and New Market tax credit investments. In addition, the amendments in this ASU require that all tax equity investments accounted for using PAM use the delayed equity contribution guidance in paragraph ASC 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which PAM is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. The provisions of this ASU became effective for the Company for interim and annual periods beginning January 1, 2024. Refer to Note 24 – Tax Equity Investments for additional information. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and short-term investments with original maturities of 90 days or less. At year-end 2024 and 2023, there were no short-term investments pledged as collateral support for derivative financial contracts. The Federal Reserve Bank requires the Bank to maintain certain reserve requirements of vault cash and/or deposits. As of December 31, 2024 and 2023, the reserve requirement was zero.

NOTE 3.    TRADING SECURITY

The Company holds a tax advantaged economic development bond that is being accounted for at fair value. The security had an amortized cost of $5.3 million and $6.2 million and a fair value of $5.3 million and $6.1 million at year-end 2024 and 2023, respectively. Unrealized gains/(losses) recorded through income on this security totaled $21 thousand, $294 thousand, and ($830) thousand for 2024, 2023, and 2022, respectively. As discussed further in Note 14 - Derivative Instruments and Hedging Activities, the Company has entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there are no other debt securities in the trading portfolio at year-end 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.    SECURITIES

The following is a summary of securities available for sale (“AFS”) , held to maturity (“HTM”), and equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2024
Securities available for sale
Debt securities:
U.S Treasuries	$6,986	$3	$—	$6,989	$—
Municipal bonds and obligations	63,952	10	(3,098)	60,864	—
Agency collateralized mortgage obligations	328,569	146	(64,153)	264,562	—
Agency mortgage-backed securities	273,969	4	(53,733)	220,240	—
Agency commercial mortgage-backed securities	85,686	—	(18,975)	66,711	—
Corporate bonds	38,689	30	(2,362)	36,357	—
Total securities available for sale	797,851	193	(142,321)	655,723	—
Securities held to maturity
Municipal bonds and obligations	235,883	129	(22,619)	213,393	44
Agency collateralized mortgage obligations	101,163	—	(17,884)	83,279	—
Agency mortgage-backed securities	43,644	—	(8,707)	34,937	—
Agency commercial mortgage-backed securities	125,547	—	(25,153)	100,394	—
Tax advantaged economic development bonds	1,144	—	(42)	1,102	20
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	507,658	129	(74,405)	433,382	64

Equity securities	655	67	(67)	655	—
Total	$1,306,164	$389	$(216,793)	$1,089,760	$64

December 31, 2023
Securities available for sale
Debt securities:
U.S Treasuries	$7,980	$1	$—	$7,981	$—
Municipal bonds and obligations	64,788	494	(1,429)	63,853	—
Agency collateralized mortgage obligations	426,986	—	(79,112)	347,874	—
Agency mortgage-backed securities	492,633	2	(75,155)	417,480	—
Agency commercial mortgage-backed securities	174,879	—	(29,553)	145,326	—
Corporate bonds	43,291	34	(4,210)	39,115	—
Other bonds and obligations	655	67	(66)	656	—
Total securities available for sale	1,211,212	598	(189,525)	1,022,285	—
Securities held to maturity
Municipal bonds and obligations	251,046	698	(16,987)	234,757	48
Agency collateralized mortgage-backed securities	112,929	—	(18,360)	94,569	—
Agency mortgage-backed securities	47,379	—	(8,052)	39,327	—
Agency commercial mortgage-backed securities	130,169	—	(24,368)	105,801	—
Tax advantaged economic development bonds	1,540	6	(60)	1,486	20
Other bonds and obligations	288	—	—	288	—
Total securities held to maturity	543,351	704	(67,827)	476,228	68

Equity securities	15,035	—	(2,006)	13,029	—
Total	$1,769,598	$1,302	$(259,358)	$1,511,542	$68

`

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At year-end 2024 and 2023, accumulated net unrealized (losses) on AFS securities included in accumulated other comprehensive income/(loss) were losses of $142.1 million and $188.9 million, respectively. The year-end 2024 and 2023 related income tax benefit of $37.7 million and $49.4 million, respectively, was also included in accumulated other comprehensive (loss).

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
Provision (benefit) for credit losses	(4)	—	(4)
Balance at December 31, 2024	$44	$20	$64

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2022	$66	$25	$91
Provision (benefit) for credit losses	(18)	(5)	(23)
Balance at December 31, 2023	$48	$20	$68

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2021	$70	$35	$105
Provision expense/(benefit) for credit losses	(4)	(10)	(14)
Balance at December 31, 2022	$66	$25	$91

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

As of December 31, 2024, none of the Company's investment securities were delinquent or in nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of AFS and HTM securities, segregated by contractual maturity at year-end 2024 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and collateralized mortgage obligations are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$7,640	$7,640	$346	$346
Over 1 year to 5 years	21,117	20,782	2,980	2,930
Over 5 years to 10 years	47,244	44,631	54,191	53,032
Over 10 years	33,626	31,157	179,787	158,464
Total bonds and obligations	109,627	104,210	237,304	214,772
Mortgage-backed securities	688,224	551,513	270,354	218,610
Total	$797,851	$655,723	$507,658	$433,382

At year-end 2024 and 2023, the Company had pledged securities as collateral for certain municipal deposits and for interest rate swaps with certain counterparties. The total amortized cost and fair values of these pledged securities follows. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB and Federal Reserve Bank of Boston, as discussed further in Note 10 - Borrowed Funds.

	2024		2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities pledged to swap counterparties	$9,574	$9,078	$9,780	$9,633
Securities pledged for municipal deposits	286,183	218,665	289,740	250,979
Total	$295,757	$227,743	$299,520	$260,612

Proceeds from the sale of AFS securities totaled $362 million, $267 million, and $150 million in 2024, 2023, and 2022, respectively. The (loss)/gain for the sale of AFS securities were reclassified out of accumulated other comprehensive (loss) and into earnings. The components of net recognized gains and losses on the sale of AFS securities and the fair value change of equities are as follows:

(In thousands)	2024	2023	2022
Gross recognized gains	$21,488	$1,199	$72
Gross recognized losses	(71,566)	(26,083)	(2,009)
Net recognized (losses)	$(50,078)	$(24,884)	$(1,937)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt securities with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities available for sale
Debt securities:
Municipal bonds and obligations	$773	$30,299	$2,325	$25,916	$3,098	$56,215
Agency collateralized mortgage obligations	403	45,954	63,750	200,038	64,153	245,992
Agency mortgage-backed securities	113	3,706	53,620	215,822	53,733	219,528
Agency commercial mortgage-back securities	—	—	18,975	66,711	18,975	66,711
Corporate bonds	—	—	2,362	32,538	2,362	32,538
Total securities available for sale	$1,289	$79,959	$141,032	$541,025	$142,321	$620,984
Securities held to maturity
Municipal bonds and obligations	1,614	73,453	21,005	111,228	22,619	184,681
Agency collateralized mortgage obligations	—	—	17,884	83,279	17,884	83,279
Agency mortgage-backed securities	—	—	8,707	34,937	8,707	34,937
Agency commercial mortgage-back securities	—	—	25,153	100,394	25,153	100,394
Tax advantaged economic development bonds	—	—	42	1,102	42	1,102
Total securities held to maturity	1,614	73,453	72,791	330,940	74,405	404,393
Total	$2,903	$153,412	$213,823	$871,965	$216,726	$1,025,377

December 31, 2023
Securities available for sale
Debt securities:
Municipal bonds and obligations	$76	$9,326	$1,353	$22,739	$1,429	$32,065
Agency collateralized mortgage obligations	—	—	79,112	347,874	79,112	347,874
Agency mortgage-backed securities	1	22	75,154	417,151	75,155	417,173
Agency commercial mortgage-backed securities	—	—	29,553	145,326	29,553	145,326
Corporate bonds	457	6,543	3,753	31,690	4,210	38,233
Other bonds and obligations	—	—	66	295	66	295
Total securities available for sale	$534	$15,891	$188,991	$965,075	$189,525	$980,966
Securities held to maturity
Municipal bonds and obligations	229	28,895	16,758	92,063	16,987	120,958
Agency collateralized mortgage obligations	1	21	18,359	94,548	18,360	94,569
Agency mortgage-backed securities	—	—	8,052	39,327	8,052	39,327
Agency commercial mortgage-back securities	—	—	24,368	105,801	24,368	105,801
Tax advantaged economic development bonds	—	—	60	922	60	922
Total securities held to maturity	230	28,916	67,597	332,661	67,827	361,577
Total	$764	$44,807	$256,588	$1,297,736	$257,352	$1,342,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2024, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios did not maintain other-than-temporary impairment ("OTTI") at year-end 2024:

AFS municipal bonds and obligations
At year-end 2024, 77 out of 91 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 5.2% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2024. All securities are performing.

AFS collateralized mortgage obligations
At year-end 2024, 41 out of 43 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 20.7% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during 2024. All securities are performing.

AFS commercial and residential mortgage-backed securities
At year-end 2024, 28 out of 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 20.3% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2024. All securities are performing.

AFS corporate bonds
At year-end 2024, 12 out of 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. The aggregate unrealized loss represents 6.8% of the amortized cost of bonds in unrealized loss positions. The Company reviews the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

HTM municipal bonds and obligations
At year-end 2024, 137 out of 159 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 10.9% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company feels the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during 2024. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM collateralized mortgage obligations
At year-end 2024, 12 out of 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in an unrealized loss position. Aggregate unrealized losses represented 17.7% of the amortized cost of the security in an unrealized loss position. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during 2024. All securities are performing.

HTM commercial and residential mortgage-backed securities
At year-end 2024, 17 out of 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 20.0% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during 2024. All securities are performing.

HTM tax-advantaged economic development bonds
At year-end 2024, 2 out of 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 3.7% of the amortized cost of securities in unrealized loss position. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTE 5. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	December 31, 2024	December 31, 2023
Construction	$726,344	$640,371
Commercial multifamily	636,805	599,145
Commercial real estate owner occupied	695,330	628,646
Commercial real estate non-owner occupied	2,769,447	2,606,409
Commercial and industrial	1,439,175	1,359,249
Residential real estate	2,771,769	2,760,312
Home equity	230,365	224,223
Consumer other	115,759	221,331
Total loans	$9,384,994	$9,039,686

Allowance for credit losses	114,700	105,357
Net loans	$9,270,294	$8,934,329

As of December 31, 2024 and 2023, outstanding loans originated under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") totaled $1.4 million and $3.0 million, respectively. These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness. These loans are included in commercial and industrial.

In 2024, the Company purchased loans aggregating $76 million and sold loans aggregating $178 million. In 2023, the Company purchased loans aggregating $649 million and sold loans aggregating $255 million. In 2022, the Company purchased loans aggregating $718 million and sold loans aggregating $366 million. Net gains on sales of loans were $12.6 million, $10.3 million, and $12.5 million for the years 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most of the Company’s lending activity occurs within its primary markets in Massachusetts, Southern Vermont, and Northeastern New York. Most of the loan portfolio is secured by real estate, including residential mortgages, commercial mortgages, and home equity loans. Year-end loans to operators of non-residential buildings totaled $2.3 billion, or 24.6%, and $2.2 billion, or 24.0% of total loans in 2024 and 2023, respectively. There were no other concentrations of loans related to any single industry in excess of 10% of total loans at year-end 2024 or 2023.

As of December 31, 2024 and December 31, 2023, the Company had no foreclosed residential real estate property. Additionally, residential mortgage loans collateralized by real estate property that are in the process of foreclosure as of December 31, 2024 and December 31, 2023 totaled $1.1 million and $3.8 million, respectively, including sold loans serviced by the Company.

At year-end 2024 and 2023, the Company had pledged loans totaling $1.6 billion and $1.3 billion, respectively, to the Federal Reserve Bank of Boston as collateral for certain borrowing arrangements. Also, residential first mortgage loans are subject to a blanket lien for FHLBB advances. See Note 10 - Borrowed Funds.

At year-end 2024 and 2023, the Company’s commitments outstanding to related parties totaled $2.2 million and $1.5 million, respectively, and the loans outstanding against these commitments totaled $1.6 million and $0.8 million, respectively. Related parties include directors and executive officers of the Company and its subsidiaries, as well as their respective affiliates in which they have a controlling interest and immediate family members. For the years 2024 and 2023, all related party loans were performing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s activity in the allowance for credit losses on loans for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2024
Construction	$2,885	$—	$—	$1,578	$4,463
Commercial multifamily	2,475	(1,164)	—	2,773	4,084
Commercial real estate owner occupied	9,443	(403)	231	2,032	11,303
Commercial real estate non-owner occupied	38,221	(36)	249	86	38,520
Commercial and industrial	18,602	(7,820)	1,984	12,783	25,549
Residential real estate	19,622	(76)	1,425	1,508	22,479
Home equity	2,015	—	250	127	2,392
Consumer other	12,094	(11,026)	1,726	3,116	5,910
Total allowance for credit losses	$105,357	$(20,525)	$5,865	$24,003	$114,700

(In thousands)	Balance at Beginning of Period	Adoption of ASU No. 2022-02	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2023
Construction	$1,227	$—	$(1)	$—	$1,659	$2,885
Commercial multifamily	1,810	—	—	6	659	2,475
Commercial real estate owner occupied	10,739	24	(489)	1,139	(1,970)	9,443
Commercial real estate non-owner occupied	30,724	—	(65)	204	7,358	38,221
Commercial and industrial	18,743	(23)	(17,872)	2,659	15,095	18,602
Residential real estate	18,666	2	(313)	610	657	19,622
Home equity	2,173	—	(88)	519	(589)	2,015
Consumer other	12,188	(404)	(10,429)	1,586	9,153	12,094
Total allowance for credit losses	$96,270	$(401)	$(29,257)	$6,723	$32,022	$105,357

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year ended December 31, 2022
Construction	$3,206	$—	$—	$(1,979)	$1,227
Commercial multifamily	6,120	(94)	112	(4,328)	1,810
Commercial real estate owner occupied	12,752	(687)	702	(2,028)	10,739
Commercial real estate non-owner occupied	32,106	(5,894)	1,549	2,963	30,724
Commercial and industrial	22,584	(18,447)	3,050	11,556	18,743
Residential real estate	22,406	(555)	1,019	(4,204)	18,666
Home equity	4,006	(166)	283	(1,950)	2,173
Consumer other	2,914	(2,215)	505	10,984	12,188
Total allowance for credit losses	$106,094	$(28,058)	$7,220	$11,014	$96,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liability on the Consolidated Balance Sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was as follows:

(In thousands)	Total
Balance at December 31, 2023	$9,256
Expense for credit losses	565
Balance at December 31, 2024	$9,821

(In thousands)	Total
Balance at December 31, 2022	$8,588
Expense for credit losses	668
Balance at December 31, 2023	$9,256

(In thousands)	Total
Balance at December 31, 2021	$7,043
Release of expense for credit losses	1,545
Balance at December 31, 2022	$8,588

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$40,549	$138,925	$436,850	$74,718	$—	$1,336	$—		$692,378
Special Mention	—	—	15,374	—	—	—	—	—	15,374
Substandard	—	—	—	18,592	—	—	—	—	18,592
Total	$40,549	$138,925	$452,224	$93,310	$—	$1,336	$—	$—	$726,344

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$1,164	$—	$—	$1,164
Risk rating
Pass	$85,160	$17,598	$203,001	$52,235	$38,211	$233,145	$428	$—	$629,778
Special Mention	—	—	—	—	—	421	—	—	421
Substandard	—	—	—	—	2,477	4,129	—	—	6,606
Total	$85,160	$17,598	$203,001	$52,235	$40,688	$237,695	$428	$—	$636,805

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$45	$232	$—	$126	$—	$—	$403
Risk rating
Pass	$122,082	$83,269	$112,718	$94,937	$67,652	$177,684	$2,947	$—	$661,289
Special Mention	1,852	9,637	1,839	7,215	221	5,207	—	—	25,971
Substandard	—	—	411	595	37	7,027	—	—	8,070
Total	$123,934	$92,906	$114,968	$102,747	$67,910	$189,918	$2,947	$—	$695,330

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36
Risk rating
Pass	$246,619	$426,882	$591,563	$413,459	$142,739	$874,454	$5,961	$1,500	$2,703,177
Special Mention	—	—	—	1,038	223	40,763	—	—	42,024
Substandard	—	—	368	2,782	—	18,840	2,256	—	24,246
Total	$246,619	$426,882	$591,931	$417,279	$142,962	$934,057	$8,217	$1,500	$2,769,447

Commercial and industrial:
Current period gross write-offs	$324	$868	$1,564	$940	$816	$1,745	$1,563	$—	$7,820
Risk rating
Pass	$205,831	$91,152	$126,327	$93,441	$18,613	$112,620	$689,036	$11,478	$1,348,498
Special Mention	164	1,122	22,091	1,305	1,705	2,957	16,723	100	46,167
Substandard	—	2,422	1,740	10,825	929	12,075	16,314	205	44,510
Total	$205,995	$94,696	$150,158	$105,571	$21,247	$127,652	$722,073	$11,783	$1,439,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$76	$—	$—	$76
Risk rating
Pass	$291,826	$531,873	$908,916	$247,551	$77,706	$703,572	$136	$—	$2,761,580
Special Mention	—	—	649	468	—	1,501	—	—	2,618
Substandard	—	—	124	188	374	6,885	—	—	7,571
Total	$291,826	$531,873	$909,689	$248,207	$78,080	$711,958	$136	$—	$2,771,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Risk rating
Pass	$104,507	$346,419	$138,802	$29,176	$2,545	$1,098	$—	$—	$622,547
Special Mention	—	—	512	—	—	—	—	—	512
Substandard	—	—	17,312	—	—	—	—	—	17,312
Total	$104,507	$346,419	$156,626	$29,176	$2,545	$1,098	$—	$—	$640,371

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$16,020	$216,477	$56,817	$26,566	$94,733	$179,923	$377	$—	$590,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	242	2,554	—	5,436	—	—	8,232
Total	$16,020	$216,477	$57,059	$29,120	$94,733	$185,359	$377	$—	$599,145

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$380	$—	$109	$—	$—	$489
Risk rating
Pass	$97,271	$120,327	$122,151	$37,914	$70,393	$165,224	$2,653	$—	$615,933
Special Mention	—	—	424	222	—	788	—	—	1,434
Substandard	—	—	81	47	4,703	6,448	—	—	11,279
Total	$97,271	$120,327	$122,656	$38,183	$75,096	$172,460	$2,653	$—	$628,646

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$65	$—	$—	$65
Risk rating
Pass	$404,687	$591,897	$385,247	$135,134	$277,870	$736,566	$4,553	$—	$2,535,954
Special Mention	—	—	—	229	19,465	726	—	—	20,420
Substandard	—	—	—	6,814	13,483	29,738	—	—	50,035
Total	$404,687	$591,897	$385,247	$142,177	$310,818	$767,030	$4,553	$—	$2,606,409

Commercial and industrial:
Current period gross write-offs	$—	$1,154	$863	$2,763	$1,496	$9,283	$2,313	$—	$17,872
Risk rating
Pass	$142,946	$203,126	$118,191	$69,722	$39,437	$112,770	$554,153	$—	$1,240,345
Special Mention	526	23,149	3,735	1,621	610	1,353	35,244	—	66,238
Substandard	432	761	11,702	1,135	3,785	12,538	22,313	—	52,666
Total	$143,904	$227,036	$133,628	$72,478	$43,832	$126,661	$611,710	$—	$1,359,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential real estate
Current period gross write-offs	$—	$50	$—	$50	$174	$39	$—	$—	$313
Risk rating
Pass	$599,124	$973,031	$266,055	$88,302	$66,837	$755,372	$81	$—	$2,748,802
Special Mention	—	—	—	—	140	664	—	—	804
Substandard	—	129	1,176	379	574	8,448	—	—	10,706
Total	$599,124	$973,160	$267,231	$88,681	$67,551	$764,484	$81	$—	$2,760,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Payment performance
Performing	$—	$—	$—	$—	$423	$2,529	$226,822	$—	$229,774
Nonperforming	—	—	—	—	—	—	591	—	591
Total	$—	$—	$—	$—	$423	$2,529	$227,413	$—	$230,365

Consumer other:
Current period gross write-offs	$—	$214	$9,723	$760	$2	$113	$214	$—	$11,026
Payment performance
Performing	$30,524	$33,849	$23,397	$10,072	$3,718	$3,825	$10,066	$—	$115,451
Nonperforming	—	1	43	121	—	107	36	—	308
Total	$30,524	$33,850	$23,440	$10,193	$3,718	$3,932	$10,102	$—	$115,759

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Home equity:
Current period gross write-offs	$—	$—	$—	$70	$—	$—	$18	$—	$88
Payment performance
Performing	$—	$—	$—	$439	$—	$2,614	$220,209	$—	$223,262
Nonperforming	—	—	—	—	—	—	961	—	961
Total	$—	$—	$—	$439	$—	$2,614	$221,170	$—	$224,223

Consumer other:
Current period gross write-offs	$109	$8,843	$1,149	$11	$78	$239	$—	$—	$10,429
Payment performance
Performing	$49,588	$108,284	$19,679	$5,843	$7,054	$19,587	$10,614	$—	$220,649
Nonperforming	77	104	47	26	110	284	34	—	682
Total	$49,665	$108,388	$19,726	$5,869	$7,164	$19,871	$10,648	$—	$221,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about total loans rated Special Mention or lower at December 31, 2024 and December 31, 2023. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	December 31, 2024	December 31, 2023
Nonaccrual	$24,447	$21,407
Substandard Accruing	88,009	131,689
Total Classified	112,456	153,096
Special Mention	133,408	91,502
Total Criticized	$245,864	$244,598
The following is a summary of loans by past due status at December 31, 2024 and December 31, 2023:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Construction	$—	$—	$594	$594	$725,750	$726,344
Commercial multifamily	421	—	4,129	4,550	632,255	636,805
Commercial real estate owner occupied	484	456	2,330	3,270	692,060	695,330
Commercial real estate non-owner occupied	295	—	3,532	3,827	2,765,620	2,769,447
Commercial and industrial	2,613	1,116	9,823	13,552	1,425,623	1,439,175
Residential real estate	8,571	1,969	7,570	18,110	2,753,659	2,771,769
Home equity	629	519	1,491	2,639	227,726	230,365
Consumer other	884	327	1,395	2,606	113,153	115,759
Total	$13,897	$4,387	$30,864	$49,148	$9,335,846	$9,384,994

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Construction	$—	$—	$—	$—	$640,371	$640,371
Commercial multifamily	5,436	187	—	5,623	593,522	599,145
Commercial real estate owner occupied	581	286	804	1,671	626,975	628,646
Commercial real estate non-owner occupied	139	251	3,798	4,188	2,602,221	2,606,409
Commercial and industrial	2,749	689	8,769	12,207	1,347,042	1,359,249
Residential real estate	5,669	943	10,687	17,299	2,743,013	2,760,312
Home equity	707	498	1,281	2,486	221,737	224,223
Consumer other	2,363	1,642	1,606	5,611	215,720	221,331
Total	$17,644	$4,496	$26,945	$49,085	$8,990,601	$9,039,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
Construction	$594	$594	$—	$—
Commercial multifamily	4,129	4,129	—	—
Commercial real estate owner occupied	2,330	2,330	—	—
Commercial real estate non-owner occupied	3,532	3,532	—	—
Commercial and industrial	8,964	8,614	859	—
Residential real estate	3,999	3,999	3,571	—
Home equity	591	591	900	—
Consumer other	308	308	1,087	—
Total	$24,447	$24,097	$6,417	$—
The commercial and industrial loans nonaccrual amortized cost as of December 31, 2024 included medallion loans with a fair value of $0.3 million and a contractual balance of $6.5 million.

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2024
Construction	$594	$—	$—
Commercial multifamily	4,129	—	—
Commercial real estate owner occupied	1,562	—	—
Commercial real estate non-owner occupied	294	—	—
Commercial and industrial	4,828	—	700
Residential real estate	1,243	—	—
Home equity	49	—	—
Consumer other	—	—	—
Total loans	$12,699	$—	$700

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
December 31, 2023
Construction	$—	$—	$—
Commercial multifamily	—	—	—
Commercial real estate owner occupied	650	—	—
Commercial real estate non-owner occupied	342	—	—
Commercial and industrial	4,788	—	944
Residential real estate	5,035	—	—
Home equity	135	—	—
Consumer other	40	—	—
Total loans	$10,990	$—	$944

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

The following table presents the amortized cost basis of loans at December 31, 2024 and December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2024 and December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Year ended December 31, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	12,356	—	—	645	0.47
Commercial and industrial	—	87	12,236	—	—	—	0.86
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$87	$24,592	$—	$—	$645	0.27%
The Company has committed to lend additional amounts totaling $8.8 million to the borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Year ended December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	222	—	—	—	0.04
Commercial real estate non-owner occupied	—	—	11,454	—	—	3,600	0.58
Commercial and industrial	—	34	16,005	—	—	9	1.18%
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$34	$27,681	$—	$—	$3,609	0.35%
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
December 31, 2024
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Years ended December 31, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	2.62	26
Commercial and industrial	—	—	28
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Years ended December 31, 2023
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	120
Commercial real estate non-owner occupied	—	0.05	16
Commercial and industrial	—	1.25	23
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Year ended December 31, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    PREMISES AND EQUIPMENT

Year-end premises and equipment are summarized as follows:

(In thousands)	2024	2023	Estimated Useful Life
Land	$11,828	$12,525	N/A
Buildings and improvements	72,576	89,222	5 - 39 years
Furniture and equipment	60,597	64,290	3 - 7 years
Construction in process	3,738	327
Premises and equipment, gross	148,739	166,364
Accumulated depreciation and amortization	(92,130)	(97,449)
Premises and equipment, net	$56,609	$68,915

Depreciation and amortization expense for the years 2024, 2023, and 2022 amounted to $7.0 million, $8.4 million, and $9.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7.    OTHER INTANGIBLES

The components of other intangible assets are as follows:

(In thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2024
Non-maturity deposits (core deposit intangible)	$77,213	$(63,093)	$14,120
All other intangible assets	7,866	(6,922)	944
Total	$85,079	$(70,015)	$15,064

December 31, 2023
Non-maturity deposits (core deposit intangible)	$77,213	$(58,965)	$18,248
All other intangible assets	7,866	(6,450)	1,416
Total	$85,079	$(65,415)	$19,664

Other intangible assets are amortized on a straight-line or accelerated basis over their estimated lives, which range from four to fifteen years. Amortization expense related to intangibles totaled $4.6 million in 2024, $4.8 million in 2023, and $5.1 million in 2022.

The estimated aggregate future amortization expense for intangible assets remaining at year-end 2024 is as follows: 2025- $4.5 million; 2026- $4.5 million; 2027- $3.6 million; 2028- $1.8 million; 2029 - $0.7 million; and none thereafter. For the years 2024, 2023, and 2022, no impairment charges were identified for the Company’s intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.    OTHER ASSETS

Year-end other assets are summarized as follows:

(In thousands)	2024	2023
Capitalized servicing rights	$11,790	$12,095
Accrued interest receivable	49,410	53,096
Accrued federal and state tax receivable	36,610	33,564
Right-of-use assets	50,195	47,348
Derivative assets	47,923	45,668
Deferred tax asset	97,449	110,068
Tax credits investments	35,597	16,644
Other	29,468	23,274
Total other assets	$358,442	$341,757

The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. At years end 2024, 2023, and 2022, loans sold and serviced for others amounted to $1.5 billion, $1.4 billion, and $1.5 billion, respectively. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. For the years 2024, 2023, and 2022, contractually specified servicing fees were $6.2 million, $6.7 million, and $5.5 million, respectively, and are included as a component of loan related fees within non-interest income. Refer to Note 19 - Fair Value Measurements for significant assumptions and inputs used in the valuation at year-end 2024.

Servicing rights activity was as follows:

(In thousands)	2024	2023	2022
Balance at beginning of year	$12,095	$13,047	$16,022
Additions	3,746	2,892	3,119
Amortization	(3,895)	(4,330)	(4,590)
Payoffs	(1,056)	(952)	(958)
Allowance adjustment	900	1,438	(546)
Balance at end of year	$11,790	$12,095	$13,047
(1)As of December 31, 2024 and December 31, 2023, the servicing rights included in the total balance accounted for at fair value were $1.2 million and $1.5 million, respectively.

At December 31, 2024, the fair value of servicing rights was $17.7 million. At December 31, 2023, the fair value of servicing rights was $16.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.    DEPOSITS

A summary of year-end time deposits is as follows:

(In thousands)	2024	2023
Maturity date:
Within 1 year	$2,295,935	$2,364,280
Over 1 year to 2 years	252,981	270,630
Over 2 years to 3 years	10,574	26,039
Over 3 years to 4 years	6,800	9,020
Over 4 years to 5 years	3,754	9,864
Over 5 years	6,638	6,417
Total	$2,576,682	$2,686,250
Account balances:
Less than $100,000	$707,936	$724,911
$100,000 through $250,000	1,157,227	1,276,175
$250,000 or more	711,519	685,164
Total	$2,576,682	$2,686,250

Included in total deposits on the Consolidated Balance Sheets are brokered deposits of $440.0 million and $524.4 million at December 31, 2024 and December 31, 2023, respectively. Also included in total deposits are reciprocal deposits of $138.5 million and $110.2 million at December 31, 2024 and December 31, 2023, respectively, as well as related party deposits of $24.4 million and $25.0 million at December 31, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.    BORROWED FUNDS

Borrowed funds at December 31, 2024 and 2023 are summarized, as follows:

	2024		2023
(in thousands, except rates)	Principal	Weighted Average Rate	Principal	Weighted Average Rate
Short-term borrowings:
Advances from the FHLBB	$103,500	5.33%	$260,000	5.54%
Total short-term borrowings:	103,500	5.33	260,000	5.54
Long-term borrowings:
Advances from the FHLBB	212,982	4.48	125,223	4.80
Subordinated notes	98,532	5.50	98,335	5.50
Junior subordinated borrowing - Trust I	15,464	6.63	15,464	7.49
Junior subordinated borrowing - Trust II	7,616	6.32	7,564	7.35
Total long-term borrowings:	334,594	4.92	246,586	5.33
Total	$438,094	5.02%	$506,586	5.44%

Short-term debt includes Federal Home Loan Bank of Boston (“FHLBB”) advances with an original maturity of less than one year. The Bank maintains a $3.0 million secured line of credit with the FHLBB that bears a daily adjustable rate calculated by the FHLBB. There was no outstanding balance on the FHLBB line of credit for the periods ended December 31, 2024 and December 31, 2023. The Bank's available borrowing capacity with the FHLBB was $2.5 billion for both the periods ended December 31, 2024 and December 31, 2023. The Company was in compliance with all debt covenants as of December 31, 2024.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. No borrowings with the Federal Reserve Bank of Boston took place for the periods ended December 31, 2024 and December 31, 2023. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.6 billion and $1.5 billion for the periods ended December 31, 2024 and December 31, 2023, respectively.

Long-term FHLBB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at December 31, 2024. The advances outstanding at December 31, 2024 included amortizing advances totaling $6.0 million. There were no callable advances outstanding at December 31, 2023. The advances outstanding at December 31, 2023 included amortizing advances totaling $4.2 million. All FHLBB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLBB advances at year-end 2024 is as follows:

	2024
(In thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing:
2025	$258,500	5.08%
2026	25,484	3.75
2027	25,147	3.65
2028	779	—
2029 and beyond	6,572	0.68
Total FHLBB advances	$316,482	4.76%

The Company did not have variable-rate FHLB advances for the period ended December 31, 2024 and December 31, 2023.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.5 million for unamortized debt issuance costs as of December 31, 2024.

The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85% and had a rate of 6.63% and 7.49% at December 31, 2024 and December 31, 2023, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70% and had a rate of 6.32% and 7.35% at December 31, 2024 and December 31, 2023. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    OTHER LIABILITIES

Year-end other liabilities are summarized as follows:

(In thousands)	2024	2023
Derivative liabilities	$79,039	$75,957
Collateral on interest rate swaps	32,500	25,520
Finance lease liabilities	891	8,681
Employee benefits liability	38,772	43,042
Operating lease liabilities	55,986	53,026
Delayed equity contributions	18,743	—
Accrued interest payable	9,005	13,766
Customer transaction clearing accounts	7,931	12,366
Allowance for credit losses on unfunded commitments	9,821	9,256
Other	39,998	37,016
Total other liabilities	$292,686	$278,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.    EMPLOYEE BENEFIT PLANS

Pension Plan
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Plan was assumed in connection with the Rome Bancorp acquisition in 2011. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2024, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.

Information regarding the pension plan is as follows:

	December 31,
(In thousands)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,642	$3,729
Service Cost	42	59
Interest cost	175	186
Actuarial loss	(360)	(20)
Benefits paid	(264)	(250)
Settlements	—	(62)
Projected benefit obligation at end of year	3,235	3,642
Accumulated benefit obligation	3,235	3,642

Change in fair value of plan assets:
Fair value of plan assets at plan beginning of year	4,999	4,683
Actual return on plan assets	521	628
Contributions by employer	—	—
Benefits paid	(264)	(250)
Settlements	—	(62)
Fair value of plan assets at end of year	5,256	4,999

(Overfunded) status	$(2,021)	$(1,357)

Amounts Recognized on Consolidated Balance Sheets
Other assets	$2,021	$1,357
Other liabilities	—	—

Net periodic pension cost is comprised of the following:

	December 31,
(In thousands)	2024	2023	2022
Service Cost	$42	$59	$68
Interest Cost	175	186	141
Expected return on plan assets	(316)	(295)	(376)
Amortization of unrecognized actuarial loss	—	6	11
Net periodic pension (credit)	$(99)	$(44)	$(156)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2024	2023	2022
Amortization of actuarial (loss)	$—	$(6)	$(11)
Actuarial (gain)	(565)	(353)	(154)
Settlement charge	—	—	—
Total recognized in accumulated other comprehensive income	(565)	(359)	(165)
Total recognized in net periodic pension cost recognized and other comprehensive income	$(664)	$(403)	$(321)

The amounts in accumulated other comprehensive income/(loss) that have not yet been recognized as components of net periodic benefit cost are a net (gain)/loss of $(0.4) million, $0.1 million, and $0.5 million in 2024, 2023 and 2022, respectively.

The Company did not make any cash contributions to the pension trust during 2024 and 2023. The Company does not expect to make any cash contributions in 2025. There is no gain/loss expected to be amortized from other comprehensive income into net periodic pension cost over the next fiscal year.

The principal actuarial assumptions used are as follows:

	December 31,
	2024	2023	2022
Projected benefit obligation
Discount rate	5.55%	4.99%	5.21%
Net periodic pension cost
Discount rate	4.99%	5.21%	2.73%
Long term rate of return on plan assets	6.50%	6.50%	6.50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Plan’s assets by category within the fair value hierarchy are as follows at December 31, 2024 and December 31, 2023. During 2023, the Plan's equity mutual funds and fixed income mutual funds were transferred to Level 1 from Level 2 because they are actively traded and quoted prices were available. The Plan did not hold any assets classified as Level 3.

	December 31, 2024
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,615	$1,615	$—
Mid-Cap	398	398	—
Small-Cap	413	413	—
International	811	811	—
Fixed Income Mutual Funds:
Intermediate Duration	1,614	1,614	—
Equity Common/Collective Trusts:
Large-Cap	360	—	360
Cash Equivalents - money market	45	45	—
Total	$5,256	$4,896	$360

	December 31, 2023
Asset Category (In thousands)	Total	Level 1	Level 2
Equity Mutual Funds:
Large-Cap	$1,357	$1,357	$—
Mid-Cap	364	364	—
Small-Cap	386	386	—
International	828	828	—
Fixed Income Mutual Funds
Intermediate Duration	1,674	1,674	—
Equity Common/Collective Trusts:
Large-Cap	336	—	336
Cash Equivalents - money market	54	54	—
Total	$4,999	$4,663	$336

Estimated benefit payments under the pension plans over the next 10 years at December 31, 2024 are as follows:

Year	Payments (In thousands)
2025	254
2026	249
2027	244
2028	246
2029 - 2034	1,493

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Multi-Employer Pension Plan
As a result of the Company's acquisition of SI Financial Group, Inc. (“SIFI”), the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), a tax-qualified defined benefit pension plan. The DB Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The DB Plan was frozen effective September 6, 2013. The Company made contributions of $345 thousand in 2024. As of July 1, 2024, the DB Plan held assets with a market value of $3.9 million and liabilities with a market value of $5.0 million. The funded status (market value of plan assets divided by funding target) of the DB Plan, was 80% as of July 1, 2024, as required by federal and state regulations. Market value of the DB Plan's assets reflects contributions received through June 30, 2024. There are no collective bargaining agreements in place that require contributions to the DB Plan by the Company. The DB Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

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

Information regarding the postretirement plans is as follows:

	December 31,
(In thousands)	2024	2023
Change in accumulated postretirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$3,306	$3,215
Service Cost	8	7
Interest cost	165	166
Participant contributions	—	—
Actuarial loss	(289)	58
Benefits paid	(108)	(140)
Accumulated post-retirement benefit obligation at end of year	$3,082	$3,306

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by employer	108	140
Contributions by participant	—	—
Benefits paid	(108)	(140)
Fair value of plan assets at end of year	$—	$—

Amounts Recognized on Consolidated Balance Sheets
Other Liabilities	$3,082	$3,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic post-retirement cost is comprised of the following:

	December 31,
(In thousands)	2024	2023	2022
Service cost	$8	$7	$12
Interest costs	165	166	122
Amortization of net prior service credit	94	83	83
Amortization of net actuarial loss	(51)	(64)	30
Net periodic post-retirement costs	$216	$192	$247

Changes in benefit obligations recognized in accumulated other comprehensive income are as follows:

	December 31,
(In thousands)	2024	2023	2022
Amortization of prior service credit	$(94)	$(83)	$(83)
Net actuarial (gain)	(139)	(1,148)	(1,426)
Total recognized in accumulated other comprehensive income	(233)	(1,231)	(1,509)
Accrued post-retirement liability recognized	$3,082	$3,306	$3,215

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
(In thousands)	2024	2023	2022
Net prior service cost	$981	$1,075	$1,159
Net actuarial (gain)/loss	(928)	(690)	(812)
Total recognized in accumulated other comprehensive income	$53	$385	$347

The amount expected to be amortized from other comprehensive income/(loss) into net periodic postretirement cost over the next fiscal year is $61 thousand.

The discount rates used in the measurement of the postretirement plan obligations are determined by comparing the expected future retirement payment cash flows of the plans to the Above Median FTSE Pension Discount Curve as of the measurement date.

The assumed discount rates on a weighted-average basis were 5.52% and 4.98% as of December 31, 2024 and December 31, 2023, respectively. The Company has fixed contributions, therefore, the annual rate of increase in healthcare costs is not used in measuring the accumulated post-retirement benefit medical obligation.

For participants in the LTC plan covered by insurance policies, no increase in annual premiums is assumed based on the history of the corresponding insurance provider.

Estimated benefit payments under the post-retirement benefit plan over the next ten years at December 31, 2024 are as follows:

Year	Payments (In thousands)
2025	99
2026	97
2027	104
2028	101
2029 - 2034	900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company provides a 401(k) Plan in which most eligible employees participate. Expenses related to the plan were $3.3 million in 2024, $3.1 million in 2023, and $2.9 million in 2022.

Other Plans
The Company maintains supplemental executive retirement plans (“SERPs”) for select current and former executives. Benefits generally commence no earlier than age sixty-two and are payable either as an annuity or as a lump sum at the executive’s option. Most of these SERPs were assumed in connection with acquisitions. At year-end 2024 and 2023, the accrued liability for these SERPs was $14.9 million and $16.7 million, respectively. SERP (benefit)/expense was $(0.4) million in 2024, $(1.0) million in 2023, and $2.0 million in 2022, and is recognized over the required service period.

The Company has endorsement split-dollar arrangements pertaining to certain current and former executives and directors. Under these arrangements, the Company purchased policies insuring the lives of the executives and directors, and separately entered into agreements to split the policy benefits with the individuals. There are no post-retirement benefits associated with these policies. The Company also assumed split-dollar life insurance agreements from multiple prior acquisitions. The accrued liability for these split-dollar arrangements was $6.9 million as of year-end 2024 and $7.0 million as of year-end 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13.    INCOME TAXES

Provision for Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2024, 2023, and 2022 were, as follows:

(In thousands)	2024	2023	2022
Current:
Federal tax expense	$11,136	$5,596	$17,915
State tax expense	7,001	7,497	6,831
Total current tax expense	18,137	13,093	24,746
Deferred:
Federal tax expense/(benefit)	1,135	(2,658)	(2,274)
State tax (benefit)	(760)	(1,711)	(1,187)
Total deferred tax expense/(benefit)	375	(4,369)	(3,461)
Change in valuation allowance	—	—	—
Income tax expense	$18,512	$8,724	$21,285

Effective Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$16,698	21.0%	$16,448	21.0%	$23,902	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4,722	6.2	4,570	5.8	4,459	3.9
Tax exempt income - investments, net	(3,431)	(4.3)	(3,611)	(4.6)	(3,515)	(3.1)
Bank-owned life insurance	(1,762)	(2.2)	(1,568)	(2.0)	(1,258)	(1.1)
Non-deductible merger costs	1,306	1.6	—	—	—	—
Tax credits, net of basis reduction	325	0.2	(7,804)	(10.0)	(2,129)	(1.9)
Other, net	654	0.8	689	0.9	(174)	(0.1)
Effective tax rate	$18,512	23.3%	$8,724	11.1%	$21,285	18.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
As of December 31, 2024 and 2023, significant components of the Company’s deferred tax assets and liabilities were, as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$34,410	$31,181
Unrealized capital loss on tax credit investments	275	2,688
Net unrealized loss on securities available for sale, swaps, and pension in OCI	38,459	50,704
Employee benefit plans	11,571	12,102
Purchase accounting adjustments	3,240	4,587
Net operating loss carryforwards	99	202
Deferred loan fees	6,055	5,654
Lease liability	14,701	13,583
Premises and equipment	1,979	1,188
Nonaccrual interest	528	890
Intangible amortization	1,297	1,020
Other	2,176	2,337
Deferred tax assets, net before valuation allowances	114,790	126,136
Valuation allowance	(400)	(400)
Deferred tax assets, net of valuation allowances	$114,390	$125,736

Deferred tax liabilities:
Loan servicing rights	$(1,126)	$(1,133)
Unamortized tax credit reserve	(1,949)	(1,661)
Right-of-use asset	(13,866)	(12,874)
Deferred tax liabilities	$(16,941)	$(15,668)
Deferred tax assets, net	$97,449	$110,068

The Company’s net deferred tax asset decreased by $12.6 million during 2024 and $12.2 million of this change is related to unrealized losses in OCI.

Deferred tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2024 and 2023 were, as follows:

(in thousands)	2024	2023
State valuation allowances	$(400)	$(400)

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

The valuation allowance as of December 31, 2024 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Attributes
At December 31, 2024, the Company has no remaining federal net operating loss carryforwards.

State net operating loss carryforwards, net of valuation allowance described above, are expected to be utilized in the future and begin to expire in 2035. The related gross deferred tax asset is $99 thousand.

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

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Unrecognized tax benefits at January 1	$1,824	$1,042	$1,025
Increase in gross amounts of tax positions related to prior years	1,456	782	17
Decrease in gross amounts of tax positions related to prior years	(1,182)	—	—
Unrecognized tax benefits at December 31	$2,098	$1,824	$1,042

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. Other than open statutes of limitation pertaining specifically to the amended returns filed for 2015 through 2018 to claim 2020 NOL carryback refunds, the Company is no longer subject to examination for tax years prior to 2021 including any related income tax filings from its recent acquisitions. The Company has been selected for a federal income tax audit for the years 2017 through 2020 pertaining to the amended returns filed. The Company has been selected for an income tax audit in the state of Connecticut for tax years 2019, 2020, and 2021, as well as an income tax audit in the state of Wisconsin for tax years 2018, 2019, and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At year-end 2024, the Company held derivatives with a total notional amount of $4.9 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $4.1 billion and $10.5 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.7 billion, risk participation agreements with dealer banks of $345.4 million, and $3.0 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management, Capital and Compliance Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2024.

The Company had no pledged collateral to derivative counterparties in the form of cash at year-end 2024. The Company had pledged securities to derivative counterparties with an amortized cost of $9.6 million and a fair value of $9.1 million at year-end 2024. The Company had no pledged collateral to derivative counterparties in the form of cash at year-end 2023. The Company had pledged securities to derivative counterparties with an amortized cost of $9.8 million and a fair value of $9.6 million at year-end 2023. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative assets and liabilities at December 31, 2024 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2024			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	0.9	3.64%	4.53%	$—
Interest rate collars on commercial loans	200,000	1.5			193
Total cash flow hedges	800,000				193

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,297	4.9	5.03%	5.09%	$(79)
Interest rate swaps on loans with commercial loan customers (1)	1,859,480	4.5	4.65%	5.35%	(72,911)
Reverse interest rate swaps on loans with commercial loan customers (1)	1,859,480	4.5	5.35%	4.65%	41,501
Risk participation agreements with dealer banks	345,367	5.1			56
Forward sale commitments	2,991	0.2			34
Total economic hedges	4,072,615				(31,399)

Non-hedging derivatives:
Commitments to lend	10,512	0.2			90
Total non-hedging derivatives	10,512				90
Total	$4,883,127				$(31,116)
(1) Fair value estimates include the impact of $28.8 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about interest rate swap agreements and non-hedging derivative asset and liabilities at December 31, 2023 follows:

	Notional Amount	Weighted Average Maturity	Weighted Average Rate		Estimated Fair Value Asset (Liability)
December 31, 2023			Received	Contract pay rate
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$600,000	1.9	3.64%	5.35%	$—
Interest rate collars on commercial loans	200,000	2.5			1,658
Total cash flow hedges	800,000				1,658

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$6,202	5.9	5.82%	5.09%	$(172)
Interest rate swaps on loans with commercial loan customers	1,795,562	4.9	4.36%	6.27%	(63,865)
Reverse interest rate swaps on loans with commercial loan customers (1)	1,795,562	4.9	6.27%	4.36%	32,053
Risk participation agreements with dealer banks	376,553	5.5			(18)
Forward sale commitments	2,207	0.2			21
Total economic hedges	3,976,086				(31,981)

Non-hedging derivatives:
Commitments to lend	11,104	0.2			34
Total non-hedging derivatives	11,104				34
Total	$4,787,190				$(30,289)
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

As of December 31, 2024, the Company had eight interest rate swap contracts with a notional value of $600.0 million. The interest rate swaps have durations of one to two years. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of December 31, 2024, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars have durations of one to two years. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income/(loss) section of the Consolidated Statements of Comprehensive Income/(Loss) (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Interest rate swaps and collars on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$596	$1,770	$(6,667)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest income	(632)	(632)	—

Net tax benefit/(expense) on items recognized in accumulated other comprehensive income	(321)	(630)	1,789

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income/(loss), net of reclassification adjustments and tax effects	$907	$1,772	$(4,878)
Net interest expense recognized on hedged commercial loans	$9,889	$9,026	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of December 31, 2024 the Company has an interest rate swap with a $5.3 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of December 31, 2024. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized gain recognized in other non-interest income	$93	$21	$941
Interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(9,108)	31,310	(171,272)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	1,809
Reverse interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	9,108	(31,310)	171,272
Risk Participation Agreements:
Unrealized gain/(loss) recognized in other non-interest income	74	(74)	(521)
Forward Commitments:
Unrealized gain/(loss) recognized in other non-interest income	13	13	(126)

Non-hedging derivatives
Commitments to lend:
Unrealized gain/(loss) recognized in other non-interest income	$56	$17	$(107)
Realized gain in other non-interest income	1,509	536	462

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

The Company had net asset positions with its financial institution counterparties totaling $44.8 million and $39.8 million as of December 31, 2024 and December 31, 2023, respectively. The Company had net asset positions with its commercial banking counterparties totaling $3.1 million and $6.0 million as of December 31, 2024 and December 31, 2023, respectively.

The Company had net liability positions with its financial institution counterparties totaling $3.1 million and $6.1 million as of December 31, 2024 and December 31, 2023, respectively. The Company had net liability positions with its commercial banking counterparties totaling $76.0 million and $69.8 million as of December 31, 2024 and December 31, 2023, respectively.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2024 and December 31, 2023:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$76,242	$(31,410)	$44,832	$—	$(32,500)	$12,332
Commercial counterparties	3,092	—	3,092	—	—	3,092
Total	$79,334	$(31,410)	$47,924	$—	$(32,500)	$15,424

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(5,741)	$2,659	$(3,082)	$9,078	$—	$5,996
Commercial counterparties	(76,003)	—	(76,003)	—	—	(76,003)
Total	$(81,744)	$2,659	$(79,085)	$9,078	$—	$(70,007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$71,579	$(31,812)	$39,767	$—	$—	$39,767
Commercial counterparties	5,992	—	5,992	—	—	5,992
Total	$77,571	$(31,812)	$45,759	$—	$—	$45,759

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statements of Condition
				Financial Instruments	Cash Collateral Received
(in thousands)						Net Amount
As of December 31, 2023
Interest Rate Swap Agreements:
Institutional counterparties	$(11,277)	$5,142	$(6,135)	$9,633	$—	$3,498
Commercial counterparties	(69,796)	—	(69,796)	—	—	(69,796)
Total	$(81,073)	$5,142	$(75,931)	$9,633	$—	$(66,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15.    LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At December 31, 2024, lease expiration dates ranged from 1 month to 15 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		December 31, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$50,195	$47,348
Finance lease right-of-use assets	Premises and equipment, net	629	5,597
Total Lease Right-of-Use Assets		$50,824	$52,945

Lease Liabilities
Operating lease liabilities	Other liabilities	$55,986	$53,026
Finance lease liabilities	Other liabilities	891	8,681
Total Lease Liabilities		$56,877	$61,707

Supplemental information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)
Operating leases	8.1	8.3
Finance leases	13.0	10.8

Weighted-Average Discount Rate
Operating leases	3.53%	2.90%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the year ended December 31, 2024 was $8.9 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,302	$9,009	$9,438
Operating cash flows from finance leases	46	446	476
Financing cash flows from finance leases	47	593	555

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2024:

(In thousands)	Operating Leases	Finance Leases
2025	$9,053	$93
2026	9,194	93
2027	8,507	93
2028	7,400	93
2029	6,494	93
Thereafter	23,250	744
Total undiscounted lease payments	63,898	1,209
Less amounts representing interest	(7,912)	(318)
Lease liability	$55,986	$891

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

(In thousands)	2024	2023
Commitments to originate new loans	$308,480	$256,877
Unused funds on commercial and other lines of credit	1,075,159	1,146,415
Unadvanced funds on home equity lines of credit	335,878	347,543
Unadvanced funds on construction and real estate loans	365,235	467,702
Standby letters of credit	34,042	18,975
Total	$2,118,794	$2,237,512

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees was not material at year-end 2024 and 2023.

The Company has $10.9 million of commitments remaining for historic tax credit investments as of December 31, 2024.

Employment and Change in Control Agreements. The Company and the Bank have change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims. Various legal claims arise from time to time in the normal course of business. As of December 31, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material, that are not accrued for, to the Company’s financial condition or results of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of year-end 2024 and 2023, the Bank and the Company met the capital adequacy requirements. Regulators may set higher expected capital requirements in some cases based on their examinations.

At December 31, 2024, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels. The capital levels of both the Company and the Bank at December 31, 2024 also exceeded the minimum capital requirements including the currently applicable BASEL III capital conservation buffer of 1.875%.

As of year-end 2024 and 2023, the Bank met the conditions to be classified as “well capitalized” under the relevant regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and Bank’s actual and required capital amounts were as follows:

			Minimum Capital Requirement
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated)
Total capital to risk-weighted assets	$1,505,487	15.45%	$779,790	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,266,641	12.99	438,632	4.50
Tier 1 capital to risk-weighted assets	1,289,029	13.22	584,843	6.00
Tier 1 capital to average assets	1,289,029	10.97	389,895	4.00
Total risk-weighted assets	9,747,379	N/A	N/A	N/A

December 31, 2023
Company (Consolidated)
Total capital to risk-weighted assets	$1,371,740	14.36%	$764,130	8.00%
Common Equity Tier 1 Capital to risk weighted assets	1,149,620	12.04	429,823	4.50
Tier 1 capital to risk-weighted assets	1,171,957	12.27	573,098	6.00
Tier 1 capital to average assets	1,171,957	9.65	382,065	4.00
Total risk-weighted assets	9,551,627	N/A	N/A	N/A

			Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Bank
Total capital to risk-weighted assets	$1,342,307	13.78%	$779,226	8.00%	$974,032	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,225,075	12.58	438,314	4.50	633,121	6.50
Tier 1 capital to risk-weighted assets	1,225,075	12.58	584,419	6.00	779,226	8.00
Tier 1 capital to average assets	1,225,075	10.44	389,613	4.00	487,016	5.00
Total risk-weighted assets	9,740,322	N/A	N/A	N/A	N/A	N/A

December 31, 2023
Bank
Total capital to risk-weighted assets	$1,268,037	13.29%	$763,503	8.00%	$954,379	10.00%
Common Equity Tier 1 Capital to risk weighted assets	1,167,282	12.23	429,470	4.50	620,346	6.50
Tier 1 capital to risk-weighted assets	1,167,282	12.23	572,627	6.00	763,503	8.00
Tier 1 capital to average assets	1,167,282	9.61	381,751	4.00	477,189	5.00
Total risk-weighted assets	9,543,786	N/A	N/A	N/A	N/A	N/A

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

Accumulated other comprehensive income
Year-end components of accumulated other comprehensive (loss) are as follows:

(In thousands)	2024	2023
Other accumulated comprehensive (loss), before tax:
Net unrealized holding (loss) on AFS securities	$(142,127)	$(188,927)
Net (loss) on effective cash flow hedging derivatives	(3,037)	(4,265)
Net unrealized holding (loss) on pension plans	365	(528)

Income taxes related to items of accumulated other comprehensive (loss):
Net unrealized holding loss on AFS securities	37,716	49,401
Net loss on effective cash flow hedging derivatives	838	1,159
Net unrealized holding loss on pension plans	(98)	144
Accumulated other comprehensive (loss)	$(106,343)	$(143,016)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of other comprehensive income/(loss) for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net unrealized holding gain on AFS securities:
Net unrealized (loss) arising during the period	$(3,137)	$1,878	$(1,259)
Less: reclassification adjustment for (losses) realized in net income	(49,937)	13,563	(36,374)
Net unrealized holding gain on AFS securities	46,800	(11,685)	35,115

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	596	(149)	447
Less: reclassification adjustment for (losses) realized in net income	(632)	172	(460)
Net gain on cash flow hedging derivatives	1,228	(321)	907

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	893	(242)	651
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	893	(242)	651
Other comprehensive income	$48,921	$(12,248)	$36,673

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net unrealized holding gain on AFS securities:
Net unrealized gain arising during the period	$22,903	$(5,122)	$17,781
Less: reclassification adjustment for (losses) realized in net income	(25,057)	6,806	(18,251)
Net unrealized holding gain on AFS securities	47,960	(11,928)	36,032

Net gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,770	(458)	1,312
Less: reclassification adjustment for (losses) realized in net income	(632)	172	(460)
Net gain on cash flow hedging derivatives	2,402	(630)	1,772

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	316	(84)	232
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	316	(84)	232
Other comprehensive income	$50,678	$(12,642)	$38,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net unrealized holding (loss) on AFS securities:
Net unrealized (loss) arising during the period	$(235,075)	$60,920	$(174,155)
Less: reclassification adjustment for gains realized in net income	6	(2)	4
Net unrealized holding (loss) on AFS securities	(235,081)	60,922	(174,159)

Net (loss) on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	$(6,667)	$1,789	$(4,878)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net (loss) on cash flow hedging derivatives	(6,667)	1,789	(4,878)

Net unrealized holding gain on pension plans
Net unrealized gain arising during the period	1,674	(446)	1,228
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on pension plans	1,674	(446)	1,228
Other comprehensive (loss)	$(240,074)	$62,265	$(177,809)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive (loss)/income, for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	Net unrealized holding gain (loss) on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding gain (loss) on pension plans	Total
Year Ended December 31, 2024
Balance at Beginning of Year	$(139,525)	$(3,106)	$(385)	$(143,016)
Other comprehensive income before reclassifications	(1,259)	447	651	(161)
Amounts reclassified from accumulated other comprehensive income	(36,374)	(460)	—	(36,834)
Total other comprehensive income	35,115	907	651	36,673
Balance at End of Period	$(104,410)	$(2,199)	$266	$(106,343)

Year Ended December 31, 2023
Balance at Beginning of Year	$(175,557)	$(4,878)	$(617)	$(181,052)
Other comprehensive (loss)/income before reclassifications	17,781	1,312	232	19,325
Amounts reclassified from accumulated other comprehensive income	(18,251)	(460)	—	(18,711)
Total other comprehensive (loss)/income	36,032	1,772	232	38,036
Balance at End of Period	$(139,525)	$(3,106)	$(385)	$(143,016)

Year Ended December 31, 2022
Balance at Beginning of Year	$(1,398)	$—	$(1,845)	$(3,243)
Other comprehensive (loss)/income before reclassifications	(174,155)	(4,878)	1,228	(177,805)
Amounts reclassified from accumulated other comprehensive income	4	—	—	4
Total other comprehensive (loss)/income	(174,159)	(4,878)	1,228	(177,809)
Balance at End of Period	$(175,557)	$(4,878)	$(617)	$(181,052)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income/(loss) for the years ended December 31, 2024, 2023, and 2022:

				Affected Line Item in the Statement Where Net Income Is Presented
	Years Ended December 31,
(in thousands)	2024	2023	2022
Realized (losses)/gains on AFS securities:
	$(49,937)	$(25,057)	$6	Non-interest income
	13,563	6,806	(2)	Tax expense
	(36,374)	(18,251)	4

Realized (losses) on cash flow hedging derivatives:
	(632)	(632)	—	Interest expense
	—	—	—	Non-interest expense
	172	172	—	Tax benefit
	(460)	(460)	—

Realized (losses) on pension plans:
	—	—	—	Non-interest expense
	—	—	—	Tax expense
	—	—	—
Total reclassifications for the period	$(36,834)	$(18,711)	$4

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

Earnings per common share has been computed based on the following (average diluted shares outstanding is calculated using the treasury stock method):

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income	$61,003	$69,598	$92,533

Average number of common shares issued	51,903	51,903	51,903
Less: average number of treasury shares	8,593	7,820	5,577
Less: average number of unvested stock award shares	802	795	762
Average number of basic common shares outstanding	42,508	43,288	45,564
Plus: dilutive effect of unvested stock award shares	253	216	345
Plus: dilutive effect of stock options outstanding	—	—	5
Average number of diluted common shares outstanding	42,761	43,504	45,914

Basic earnings per common share	$1.44	$1.61	$2.03
Diluted earnings per common share	$1.43	$1.60	$2.02

For the year ended 2024, 43 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2023, 49 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations. For the year ended 2022, 64 thousand options were anti-dilutive and therefore excluded from the earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18.    STOCK-BASED COMPENSATION PLANS

The 2022 Equity Incentive Plan (the “2022 Plan”) permits the granting of a combination of Restricted Stock awards and incentive and non-qualified stock options (“Stock Options”) to employees and directors. A total of 1.2 million shares was authorized under the Plan. Awards may be granted as either Restricted Stock or Stock Options provided that any shares that are granted as Restricted Stock are counted against the share limit set forth as (1) one for every one share of Restricted Stock granted and (2) one for every one share of Stock Option granted. As of the 2022 Plan's effective date, all expired, canceled, and forfeited shares under the 2018 Plan are included in the 2022 Plan's available shares. As of year-end 2024, the Company had the ability to grant approximately 0.8 million shares under this plan.

A summary of activity in the Company’s stock compensation plans is shown below:

	Non-vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2023	785	$24.92	49	$26.46
Granted	500	23.25	—	—
Stock options exercised	—	—	(5)	24.71
Stock awards vested	(359)	12.56	—	—
Forfeited	(130)	25.55	—	—
Expired	—	—	—	—
Balance, December 31, 2024	796	$24.94	44	$26.65

Stock Awards
The total compensation cost for stock awards recognized as expense was $8.3 million, $7.5 million, and $7.3 million, in the years 2024, 2023, and 2022, respectively. The total recognized tax benefit associated with this compensation cost was $2.3 million, $2.0 million, and $2.0 million, respectively.

The weighted average fair value of stock awards granted was $23.25, $26.18, and $28.75 in 2024, 2023, and 2022, respectively. Stock awards vest over periods up to five years and are valued at the closing price of the stock on the grant date. Certain awards vest based on the Company's performance over established measurement periods. The total fair value of stock awards vested during 2024, 2023, and 2022 was $4.5 million, $5.6 million, and $5.1 million respectively. The unrecognized stock-based compensation expense related to unvested stock awards was $10.1 million as of year-end 2024. This amount is expected to be recognized over a weighted average period of two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Awards
Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and vest over periods up to five years. The options grant the holder the right to acquire a share of the Company’s common stock for each option held, and have a contractual life of ten years. As of year-end 2024, the weighted average remaining contractual term for options outstanding is one year.

The Company generally issues shares from treasury stock as options are exercised. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected dividend yield and expected term are based on management estimates. The expected volatility is based on historical volatility. The risk-free interest rates for the expected term are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant options during 2024 and 2023.

The total intrinsic value of options exercised during 2024 was $31 thousand. There were no options exercised during 2023. The total intrinsic value of options exercised during 2022 was $62 thousand. There was no expense pertaining to options vesting in 2024. The expense pertaining to options vesting was $1 thousand and $13 thousand for the years 2023 and 2022, respectively. The tax benefit associated with stock option expense for 2023 and 2022 was $0.2 thousand and $3 thousand, respectively. As of year-end 2024 and 2023, there was no unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense related to unvested stock options as of year-end 2022 was $1 thousand.

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

Recurring Fair Value Measurements of Financial Instruments
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of year-end 2024 and 2023 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Trading security	$—	$—	$5,258	$5,258
Available-for-sale securities:
U.S Treasuries	6,989	—	—	6,989
Municipal bonds and obligations	—	60,864	—	60,864
Agency collateralized mortgage obligations	—	264,562	—	264,562
Agency residential mortgage-backed securities	—	220,240	—	220,240
Agency commercial mortgage-backed securities	—	66,711	—	66,711
Corporate bonds	—	32,456	3,901	36,357
Marketable equity securities	—	655	—	655
Loans held for investment	—	—	325	325
Loans held for sale	—	3,076	—	3,076
Derivative assets	—	47,799	124	47,923
Capitalized servicing rights	—	—	1,706	1,706
Derivative liabilities	—	79,039	—	79,039

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(In thousands)
Trading security	$—	$—	$6,142	$6,142
Securities available for sale:
U.S Treasuries	7,981	—	—	7,981
Municipal bonds and obligations	—	63,853	—	63,853
Agency collateralized mortgage obligations	—	347,874	—	347,874
Agency residential mortgage-backed securities	—	417,480	—	417,480
Agency commercial mortgage-backed securities	—	145,326	—	145,326
Corporate bonds	—	35,192	3,923	39,115
Other bonds and obligations	—	656		656
Marketable equity securities	13,029	—	—	13,029
Loans held for investment at fair value	—	—	374	374
Loans held for sale	—	2,237	—	2,237
Derivative assets	—	45,613	55	45,668
Capitalized servicing rights	—	—	1,526	1,526
Derivative liabilities	—	75,957	—	75,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, there were no transfers between Level 1, 2 and 3.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing a $11.2 million fair value write-down charged to Retained Earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of December 31, 2024.

			Aggregate Fair Value
December 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$325	$6,541	$(6,216)

			Aggregate Fair Value
December 31, 2023	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$374	$8,809	$(8,435)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans held for sale. The Company elected the fair value option for all mortgage loans originated for sale ("HFS") that were originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2024 (In thousands)
Loans held for sale	$3,076	$3,015	$61

	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2023 (In thousands)
Loans held for sale	$2,237	$2,205	$32

The changes in fair value of loans held for sale for the year ended December 31, 2024 were gains of $29 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2023 were gains of $17 thousand. The changes in fair value of loans held for sale for the year ended December 31, 2022 were gains of $169 thousand. During 2024, originations of loans held for sale totaled $184 million and sales of loans originated for sale totaled $182 million. During 2023, originations of loans held for sale totaled $85 million and sales of loans originated for sale totaled $84 million. During 2022, originations of loans held for sale totaled $20 million and sales of loans originated for sale totaled $25 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of year-end 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets that were measured at fair value on a recurring basis at year-end 2024 and 2023:

	Assets (Liabilities)
(In thousands)	Trading Security	Securities Available for Sale	Loans Held for Investment	Commitments to Lend	Forward Commitments	Capitalized Servicing Rights

Balance as of December 31, 2022	$6,708	$4,000	$605	$17	$8	$1,846
Unrealized gain/(loss), net recognized in other non-interest income	294	—	(128)	305	13	(320)
Unrealized (loss) included in accumulated other comprehensive loss	—	(77)	—	—	—	—
Paydown of asset	(860)	—	(103)	—	—	—
Transfers to loans held for sale	—	—	—	(288)	—	—
Balance as of December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized gain/(loss), net recognized in other non-interest income	21	—	27	1,256	13	180
Unrealized (loss) in included in accumulated other comprehensive loss	—	(22)	—	—	—	—
Paydown of asset	(905)	—	(76)	—	—	—
Transfers to loans held for sale	—	—		(1,200)	—	—
Balance as of December 31, 2024	$5,258	$3,901	$325	$90	$34	$1,706

Unrealized (losses)/gains relating to instruments still held at December 31, 2024	$(39)	$(99)	$—	$90	$34	$—
Unrealized (losses)/gains relating to instruments still held at December 31, 2023	$(60)	$(77)	$—	$34	$21	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative information about the significant unobservable inputs within Level 3 recurring assets/(liabilities) as of December 31, 2024 and 2023 are as follows:

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$5,258	Discounted Cash Flow	Discount Rate	3.36%
Securities Available for Sale	3,901	Indication from Market Maker	Price	97.53%
Loans held for investment	325	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $18.8
Commitments to Lend	90	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	34	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	1,706	Discounted cash flow	Constant prepayment rate (CPR)	7.21%
			Discount rate	10.09%
Total	$11,314

	Fair Value			Significant Unobservable Input Value
(In thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs
Assets
Trading Security	$6,142	Discounted Cash Flow	Discount Rate	4.19%
Securities Available for Sale	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	374	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 -$18.3
Commitments to Lend	34	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Forward Commitments	21	Historical Trend	Closing Ratio	84.29%
		Pricing Model	Origination Costs, per loan	$3
Capitalized Servicing Rights	1,526	Discounted cash flow	Constant prepayment rate (CPR)	7.63%
			Discount rate	11.08%

Total	$12,020

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

	December 31, 2024	Fair Value Measurements as of December 31, 2024
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$2,195	December 2024
Capitalized servicing rights	10,084	December 2024
Total	$12,279

	December 31, 2023	Fair Value Measurements as of December 31, 2023
(In thousands)	Level 3 Inputs	Level 3 Inputs
Assets
Individually evaluated loans	$4,395	December 2023
Capitalized servicing rights	10,569	December 2023
Total	$14,964

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets as of December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Individually evaluated loans	$2,195	Fair value of collateral	Discounted Cash Flow- Loss Severity	(100.00)% to (0.03)% ((66.97)%)
			Appraised value	$0 to $180 ($153)
Capitalized servicing rights	10,084	Discounted cash flow	Constant prepayment rate (CPR)	4.87% to 14.58% (13.33%)
			Discount rate	10.47% to 12.97% (11.56%)
Total Assets	$12,279

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

There were no Level 1 or Level 2 nonrecurring fair value measurements for year-end 2024 and 2023.

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

	December 31, 2024
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,128,409	$1,128,409	$1,128,409	$—	$—
Trading security	5,258	5,258	—	—	5,258
Marketable equity securities	655	655	—	655	—
Securities available for sale	655,723	655,723	6,989	644,833	3,901
Securities held to maturity	507,658	433,382	—	432,280	1,102
FHLB stock and restricted equity securities	19,565	N/A	N/A	N/A	N/A
Net loans	9,270,294	8,984,103	—	—	8,984,103
Loans held for sale	3,076	3,076	—	3,076	—
Accrued interest receivable	49,410	49,410	—	49,410	—
Derivative assets	47,923	47,923	—	47,799	124
Financial Liabilities
Total deposits	10,375,204	10,367,636	—	10,367,636	—
Short-term debt	103,500	103,635	—	103,635	—
Long-term FHLB advances	212,982	209,736	—	209,736	—
Subordinated notes	121,612	110,447	—	110,447	—
Accrued interest payable	9,005	9,005	—	9,005	—
Derivative liabilities	79,039	79,039	—	79,039	—

	December 31, 2023
	Carrying Amount	Fair Value
(In thousands)			Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,203,244	$1,203,244	$1,203,244	$—	$—
Trading security	6,142	6,142	—	—	6,142
Marketable equity securities	13,029	13,029	13,029	—	—
Securities available for sale	1,022,285	1,022,285	7,981	1,010,381	3,923
Securities held to maturity	543,351	476,228	—	474,742	1,486
FHLB stock and restricted equity securities	22,689	N/A	N/A	N/A	N/A
Net loans	8,934,329	8,768,108	—	—	8,768,108
Loans held for sale	2,237	2,237	—	2,237	—
Accrued interest receivable	53,096	53,096	—	53,096	—
Derivative assets	45,668	45,668	—	45,613	55
Financial Liabilities
Total deposits	10,633,384	10,615,655	—	10,615,655	—
Short-term debt	260,000	260,035	—	260,035	—
Long-term FHLB advances	125,223	123,747	—	123,747	—
Subordinated notes	121,363	98,138	—	98,138	—
Accrued interest payable	13,766	13,766	—	13,766	—
Derivative liabilities	75,957	75,957	—	75,957	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the Parent, Berkshire Hills Bancorp, is as follows.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2024	2023
Assets
Cash due from Berkshire Bank	$163,605	$98,452
Investment in subsidiaries	1,134,014	1,038,039
Other assets	218	399
Total assets	$1,297,837	$1,136,890

Liabilities and Shareholders’ Equity
Subordinated notes	$121,612	$121,363
Accrued expenses	8,801	3,306
Shareholders’ equity	1,167,424	1,012,221
Total liabilities and shareholders’ equity	$1,297,837	$1,136,890

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Income:
Dividends from subsidiaries	$14,000	$62,000	$108,000
Other	53	50	23
Total income	14,053	62,050	108,023
Interest expense	5,697	5,697	7,044
Non-interest expenses	9,121	3,702	2,754
Total expense	14,818	9,399	9,798
Income before income taxes and equity in undistributed income of subsidiaries	(765)	52,651	98,225
Income tax (benefit)	(2,463)	(2,500)	(2,586)
Income before equity in undistributed income of subsidiaries	1,698	55,151	100,811
Equity in undistributed results of operations of subsidiaries	59,305	14,447	(8,278)
Net income	61,003	69,598	92,533

Comprehensive income/(loss)	$97,676	$107,634	$(85,276)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$61,003	$69,598	$92,533
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed results of operations of subsidiaries	(59,305)	(14,447)	8,278
Other, net	11,569	8,688	5,998
Net cash provided by operating activities	13,267	63,839	106,809

Cash flows from investing activities:
Sale of securities	—	—	—
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	98,032
Repayment of long term debt	—	—	(75,000)
Net proceeds from common stock	100,000	—	—
Payment to repurchase common stock	(17,536)	(23,844)	(124,519)
Common stock cash dividends paid	(30,940)	(31,707)	(24,527)
Other, net	362	142	281
Net cash (used) in financing activities	51,886	(55,409)	(125,733)

Net change in cash and cash equivalents	65,153	8,430	(18,924)

Cash and cash equivalents at beginning of year	98,452	90,022	108,946

Cash and cash equivalents at end of year	$163,605	$98,452	$90,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21.    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations were as follows:

	2024				2023
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$150,555	$157,268	$154,109	$152,006	$150,537	$148,021	$145,425	$132,316
Interest expense	63,700	69,209	65,577	63,866	62,116	57,687	52,666	34,783
Net interest income	86,855	88,059	88,532	88,140	88,421	90,334	92,759	97,533
Non-interest income	23,325	37,555	20,133	(32,599)	(8,383)	17,465	17,094	16,606
Total revenue	110,180	125,614	108,665	55,541	80,038	107,799	109,853	114,139
Provision expense for credit losses	6,000	5,500	6,499	6,000	7,000	8,000	8,000	8,999
Non-interest expense	77,575	71,960	70,931	76,020	78,992	76,513	74,048	71,955
Income before income taxes	26,605	48,154	31,235	(26,479)	(5,954)	23,286	27,805	33,185
Income tax expense/(benefit)	6,948	10,645	7,210	(6,291)	(4,509)	3,741	3,944	5,548
Net income	$19,657	$37,509	$24,025	$(20,188)	$(1,445)	$19,545	$23,861	$27,637

Basic earnings per share	$0.46	$0.89	$0.57	$(0.47)	$(0.03)	$0.45	$0.55	$0.63
Diluted earnings per share	$0.46	$0.88	$0.57	$(0.47)	$(0.03)	$0.45	$0.55	$0.63

Weighted average common shares outstanding:
Basic	42,661	42,170	42,437	42,777	42,852	43,164	43,443	43,693
Diluted	43,064	42,454	42,508	43,028	43,101	43,347	43,532	44,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22.    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three years ended 2024, 2023 and 2022, respectively:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net interest income	$351,586	$369,047	$344,597
Provision expense for credit losses	23,999	31,999	11,000
Net interest income after provision for credit losses	327,587	337,048	333,597
Total non-interest income	48,414	42,782	68,937
Total non-interest expense	296,486	301,508	288,716
Income before income taxes	79,515	78,322	113,818
Income tax expense	18,512	8,724	21,285
Net income	61,003	69,598	92,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. TAX EQUITY INVESTMENTS

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

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At December 31, 2024 and December 31, 2023 the carrying value of all tax equity investments was $35.6 million and $16.6 million, respectively, and were included in other assets on the Consolidated Balance Sheets.

The carrying value of the investments accounted for under PAM on December 31, 2024 included $18.7 million of delayed equity contributions described in the chart below. The delayed equity contributions were included in other liabilities on the Consolidated Balance Sheets.

As of December 31, 2024, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2025	$11,680
2026	3,921
2027	2,887
2028	18
Thereafter	237
Total delayed equity contributions	$18,743

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

(In thousands)	Year Ended December 31, 2024
Provision for Income Taxes:
Amortization of tax credit investments	$(10,420)
Tax credit and other tax benefit/(expense)	11,934
Total provision for income taxes	1,514

There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the year ended December 31, 2024. The non-income tax related activity associated with these investments recorded outside of the income tax expense for the year ended December 31, 2023 was $8.0 million. There were no impairment losses recorded on tax equity investments during the year ended December 31, 2024 and 2023, respectively.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of Topic 606. Topic 606 is applicable to non-interest revenue streams such as wealth management fees, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2024, 2023, and 2022, respectively.

	Years Ended December 31,
(In thousands)	2024	2023	2022
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$24,084	$24,160	$22,396
Wealth management fees	10,840	10,197	10,008
Interchange income	8,298	8,395	8,470
Non-interest income (in-scope of Topic 606)	$43,222	$42,752	$40,874
Non-interest income (out-of-scope of Topic 606)	5,192	30	28,063
Total non-interest income	$48,414	$42,782	$68,937

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. BRANCH SALE

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

NOTE 26. PENDING MERGER

On December 16, 2024, Berkshire Hills Bancorp, Inc., a Delaware corporation (“Berkshire”), Commerce Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Berkshire (“Merger Sub”), and Brookline Bancorp, Inc., a Delaware corporation (“Brookline”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brookline, with Brookline as the surviving entity (the “Merger”), and immediately following the Merger, Brookline will merge with and into Berkshire, with Berkshire as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that immediately following the Merger, Berkshire Bank, a Massachusetts trust company and a wholly owned subsidiary of Berkshire, Bank Rhode Island, a Rhode Island-chartered bank and a wholly owned subsidiary of Brookline, and PCSB Bank, a New York-chartered bank and a wholly owned subsidiary of Brookline, each will merge with and into Brookline Bank, a Massachusetts trust company and a wholly owned subsidiary of Brookline, with Brookline Bank as the surviving bank (the “Bank Mergers” and, together with the Merger and the Holdco Merger, the “Proposed Transaction”).

Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, $0.01 par value, of Brookline (“Brookline Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Brookline or Berkshire, will be converted into the right to receive 0.42 of a share (the “Exchange Ratio”) of common stock, par value $0.01 per share, of Berkshire (“Berkshire Common Stock”). Holders of Brookline Common Stock will receive cash in lieu of fractional shares of Berkshire Common Stock.