Form 10-K/A
period 2024-12-31
BERKSHIRE HILLS BANCORP INC
filed 2025-03-19
CIK 1108134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-15781

BERKSHIRE HILLS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 State Street Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 641-9206

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common stock, par value $0.01 per share	BHLB	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.2 billion, based upon the closing price of $25.76 as quoted on the New York Stock Exchange as of March 10, 2025

The number of shares outstanding of the registrant’s common stock was 46,379,051 as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name	Auditor Firm ID	Auditor Location
Crowe LLP	173	Boston, MA

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 3, 2025 (the “Original Filing”) by Berkshire Hills Bancorp, Inc., a Delaware corporation (“Berkshire” or the “Company”). On December 16, 2024, the Company entered into a definitive merger agreement with Brookline Bancorp, Inc. ("Brookline"), pursuant to which the companies will combine in an all-stock merger. The completion of the merger remains subject to receipt of the requisite stockholder and regulatory approvals and other customary closing conditions.

Berkshire is filing this Amendment to present the information required by Part III of Form 10-K as the Company may not file its definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance.

Background. The Company’s Board of Directors is currently comprised of eleven (11) directors. Two of the current eleven (11) directors, Mr. Kip and Ms. Norton Moffatt, do not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders. All of the directors currently serve as directors on the Company's Board of Directors.

Information Regarding Directors

DAVID M. BRUNELLE, CHAIRPERSON OF THE BOARD OF DIRECTORS OF BERKSHIRE HILLS BANCORP, INC., CO-FOUNDER AND MANAGING DIRECTOR OF NORTH POINTE WEALTH MANAGEMENT

Mr. Brunelle is Co-Founder and Managing Director of North Pointe Wealth Management in Worcester, Massachusetts. He has over 20 years of experience in financial services working with businesses, individuals, families and charitable foundations. Mr. Brunelle is a former Director of Commerce Bancshares Corp. and Commerce Bank & Trust Company and served on Commerce’s audit and loan committees. He has also served as trustee or corporator for numerous non-profit entities in and around Worcester, including The Nativity School of Worcester, The Worcester Regional Research Bureau, The Worcester Educational Development Foundation, the UMass/Memorial Foundation, Becker College and the Greater Worcester Community Foundation.

Independent	Board Committees:
Years of Service: 7	•	Compensation
Age: 54	•	Corporate Governance/Nominating (Chair)
	•	Corporate Responsibility & Culture

MARY ANNE CALLAHAN

Ms. Callahan has more than 35 years of investment banking expertise, most recently as a Managing Director in the Financial Services Group at Piper Sandler Companies where her responsibilities included advising bank management and boards of directors in the Northeast region on a broad range of strategic and financial topics. Previously she was a principal in Sandler O’Neill & Partners, L.P.’s investment banking group advising banks, thrifts and specialty finance companies and worked in the financial institutions group at Merrill Lynch and CIBC World Markets.

Independent	Board Committees:
Years of Service: 1	•	Compensation
Age: 62	•	Risk Management, Capital & Compliance

NINA A. CHARNLEY, FORMER SENIOR MANAGING DIRECTOR, TIAA

Ms. Charnley was Senior Managing Director, Enterprise Customer Experience Executive at TIAA. Ms. Charnley led the strategy, development and execution of a significant portfolio of technology projects launching the company's mobile app and a digital bank, building digital capabilities enabling employees and customers. Previously, she was an executive at Bank of America managing diverse businesses, including a de novo sustainable energy lending program, and serving in executive roles across Commercial Lending and Wealth Management and as Regional President of the Private Bank.

Independent	Board Committees:
Years of Service: 3	•	Audit
Age: 69	•	Corporate Responsibility & Culture
	•	Risk Management, Capital, & Compliance

MIHIR A. DESAI, PROFESSOR OF FINANCE, HARVARD BUSINESS SCHOOL & PROFESSOR OF LAW, HARVARD LAW SCHOOL

Dr. Desai is the Mizuho Financial Group Professor of Finance at Harvard Business School, and Professor of Law at Harvard Law School. Dr. Desai is an accomplished author and expert in finance and tax policy. He is a Research Associate in the National Bureau of Economic Research’s Public Economics and Corporate Finance Programs. In addition to his work at Harvard University, his professional experiences include CS First Boston, McKinsey & Co., and advising a number of firms and governmental organizations.

Independent	Board Committees:
Years of Service: 3	•	Compensation
Age: 57	•	Risk Management, Capital & Compliance

WILLIAM H. HUGHES III, FORMER PRESIDENT AND CEO OF EDUCATION DESIGN LAB

Mr. Hughes was President and CEO of Education Design Lab, a national nonprofit focused on expanding opportunity at the intersection of learning and work. He has been a leader, entrepreneur, innovator and board member in educational technology for the past two decades at companies such as Pearson, Cengage, Kaplan, EDC, FineTune Learning (acquired by Prometric) and Intellus Learning (acquired by Macmillan). In his earlier career, he held leadership positions in technology and venture development at Sapient and Cambridge Innovation Center. His more than 30 years of business experience spans strategy, product, services, business development, partnerships, AI and cybersecurity.

Independent	Board Committees:
Years of Service: 6	•	Corporate Governance/Nominating
Age: 61	•	Corporate Responsibility & Culture

JEFFREY W. KIP, CHIEF EXECUTIVE OFFICER OF ANGI INTERNATIONAL(1)

Mr. Kip is Chief Executive Officer of Angi International which provides internet tools and resources for home improvement, maintenance, and repair projects. Angi International is a subsidiary of IAC/InterActive Corp (NASDAQ: IAC), which owns and manages popular online brands and services. Prior to his role as Chief Executive Officer, Mr. Kip was the Chief Financial Officer of IAC/InterActive Corp from 2012-2016. Mr. Kip's previous positions include Chief Financial Officer of Panera Bread, LLC from 2006 – 2012. Mr. Kip has been designated by the Board of Directors as a financial expert under the rules of the Securities and Exchange Commission

Independent	Board Committees:
Years of Service: 3	•	Audit
Age: 56	•	Compensation (Chair)

DR. SYLVIA MAXFIELD, DEAN OF THE PROVIDENCE COLLEGE SCHOOL OF BUSINESS

Dr. Maxfield is Dean of the Providence College School of Business and was previously Chairman of the Faculty and MBA Program Director at Simmons University in Boston. Additionally, she serves as voting member of the Rhode Island State Investment Commission, which oversees fund performance, including asset allocation and investment-related contracting. Dr. Maxfield also votes on shareholder proxy activity on behalf of the State. Previously, she has served on the boards of the Greater Providence Chamber of Commerce, Social Enterprise Greenhouse and the 21st Century Fund. Dr. Maxfield has been designated by the Board of Directors as a financial expert under the rules of the Securities and Exchange Commission.

Independent	Board Committees:
Years of Service: 5	•	Audit (Chair)
Age: 66	•	Corporate Governance/Nominating
	•	Risk Management, Capital & Compliance

NITIN J. MHATRE, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR OF THE COMPANY

Mr. Mhatre joined the Company as Chief Executive Officer and a Director in January 2021. He was previously Executive Vice President, Community Banking at Webster Bank, where he was a member of Webster Bank's executive team and led its Consumer and Business Banking groups and Webster Investment Services. Prior to joining Webster, he spent more than 13 years at Citigroup in various leadership roles across consumer-related businesses globally. Mr. Mhatre has served on the Board of the Consumer Bankers Association, headquartered in Washington D.C., since 2014 and was Chairman of the Board from 2019-20. He also serves on the Board of Cradles to Crayons Boston, based in Newton, Massachusetts.

Non-Independent
Years of Service: 4
Age: 54

LAURIE NORTON MOFFATT, DIRECTOR & CEO OF THE NORMAN ROCKWELL MUSEUM(1)

Ms. Norton Moffatt is the Director and Chief Executive Officer of the Norman Rockwell Museum, Stockbridge, Massachusetts. Since 1986, Ms. Norton Moffatt has overseen the expansion of the museum’s facilities and the creation of a scholars’ research program. Her efforts resulted in the Museum receiving the National Humanities Medal, America’s highest humanities honor. Ms. Norton Moffatt is also an active community leader. She is a founder of 1Berkshire and Berkshire Creative Economy Council and serves as a trustee of Berkshire Health Systems and a director of Berkshire Health Systems, Inc. and Berkshire Medical Center, Inc.

Independent	Board Committees:
Years of Service: 11	•	Corporate Governance/Nominating
Age: 68	•	Corporate Responsibility & Culture (Chair)

KARYN POLITO, FORMER LIEUTENANT GOVERNOR OF MASSACHUSETTS

Ms. Polito is Principal of Polito Development Corp., a commercial real estate development firm. Ms. Polito was the 72nd Lieutenant Governor of Massachusetts from 2015 to 2024. In that position, she advocated for women’s empowerment and championed renewable energy, climate adaption, workforce development, housing, and the innovation economy. She helped increase aid to local communities and led efforts to expand offshore wind and educational opportunities to careers in science, technology, engineering and math for women and students. Previously, she was a member of the Massachusetts House of Representatives and a Partner at Milton, Laurence & Dixon, LLP. Ms. Polito serves as an independent Director of Clean Harbors Corporation (NYSE: CLH), a leading provider of  environmental and industrial services, and The Andover Company, a mutual property and casualty insurer.

Independent	Board Committees:
Years of Service: 2	•	Corporate Responsibility & Culture
Age: 58	•	Risk Management, Capital & Compliance

ERIC S. ROSENGREN, FORMER PRESIDENT AND CEO OF THE FEDERAL RESERVE BANK OF BOSTON

Mr. Rosengren is CEO of Rosengren Consulting and Visiting Scholar at the MIT Golub Center for Finance and Policy. He previously served as President and CEO of the Federal Reserve Bank of Boston from 2007 to his retirement in 2021. As a Federal Reserve Bank president, he was a participant and voting member of the Federal Open Market Committee. He also led projects to help rebuild smaller city economies and provide opportunities for diverse populations to prosper. Mr. Rosengren joined the Boston Fed in 1985 and held various roles in the Bank’s Research and Supervision, Regulation, and Credit Departments. He has published numerous papers and articles, and is often cited in leading academic journals and is featured in major media on topics including macroeconomics, monetary policy, international banking, bank supervision, and risk management. Mr. Rosengren has been designated by the Board of Directors as a financial expert under SEC rules.

Independent	Board Committees:
Years of Service: 2	•	Audit
Age: 67	•	Risk Management, Capital & Compliance (Chair)

(1)	Mr. Kip and Ms. Norton Moffatt do not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders.

Information About Directors

(1)Note: Mr. Kip and Ms. Norton Moffatt do not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders.

Board Structure and Meetings

Director Name, Age & Primary Occupation	Director Since	Director Category	Audit(1)	Comp	Corp Gov & Nom	Corp Responsibility & Culture	Risk Management, Capital & Compliance
David M. Brunelle, Age 54 Chairperson of the Board of Directors of Berkshire Hills Bancorp, Inc. Co-Founder and Managing Director of North Pointe Wealth Management	2017	I		O	C	O
Mary Anne Callahan, Age 62 Former Managing Director in the Financial Services Group at Piper Sandler Companies	2023	I		O			O
Nina A. Charnley(1), Age 69 Former Senior Managing Director TIAA	2021	I	O			O	O
Mihir A. Desai, Age 57 Professor of Finance and Law	2022	I		O			O
William H. Hughes III, Age 61 Former President of Education Design Lab	2019	I			O	O
Jeffrey W. Kip(1), Age 56 Chief Executive Officer Angi International	2021	I	O	C
Sylvia Maxfield(1), Age 66 Dean Providence College School of Business	2020	I	C		O		O
Nitin J. Mhatre, Age 54 President and CEO of Berkshire Hills Bancorp, Inc.	2021	N
Laurie Norton Moffatt, Age 68 Director & CEO of the Norman Rockwell Museum	2013	I			O	C
Karyn Polito, Age 58 Former Lieutenant Governor of Massachusetts	2023	I				O	O
Eric S. Rosengren(1), Age 67 Former President and CEO of the Federal Reserve Bank of Boston	2023	I	O				C

Number of Meetings in 2024	16 (Full Board)		13	4	4	4	5

N = Non-Independent Director	I = Independent Director			C = Chair		O = Committee Member

(1)	Directors Charnley, Kip, Maxfield, and Rosengren have been designated by the Board as Financial Experts.

Board Committees and Responsibilities

The primary functions of each of the board committees are described below.

BOARD COMMITTEES	ROLES AND RESPONSIBILITIES

AUDIT COMMITTEE

All Members Independent

Chairperson: Dr. Maxfield

The Board of Directors has determined that Dr. Maxfield, Ms. Charnley, Mr. Kip, and Mr. Rosengren qualify as Audit Committee Financial Experts under the rules of the Securities and Exchange Commission.

	•	Assists the Board of Directors in its oversight of the Company’s accounting and reporting practices
	•	Reviews the quality and integrity of the Company’s financial reports
	•	Ensures the Company’s compliance with legal and regulatory requirements related to accounting and financial reporting
	•	Oversees the Company’s internal audit function
	•	Annually reviews and approves the internal and external audit plans
	•	Engages with the Company’s independent registered public accounting firm (Crowe) and monitors its performance, reporting, and independence

COMPENSATION COMMITTEE

All Members Independent

Chairperson: Mr. Kip

See the “Compensation Discussion and Analysis” section for more information regarding the role of the Compensation Committee management and compensation consultants in determining and/or recommending the amount or form of named executive compensation.

•	Approves the compensation objectives for the Company and its subsidiaries and establishes the compensation for the Chief Executive Officer and other Named Executive Officers of the Company
•	Reviews the Company’s incentive compensation and other equity plans and recommends changes to the plans as needed
•	Reviews all compensation components for the Company’s Chief Executive Officer and other Named Executive Officers, including base salary, short-term incentive, long-term incentives/equity, benefits, and other perquisites
•	Reviews competitive market factors and examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise the named executive officer’s total compensation package
•	Administers CEO employment agreement, change in control agreements, and equity incentive plans

BOARD COMMITTEES	ROLES AND RESPONSIBILITIES
CORPORATE GOVERNANCE/NOMINATING COMMITTEE All Members Independent Chairperson: Mr. Brunelle	•	Identifies qualified individuals to serve as Board members
	•	Considers and recommends nominees for director to stand for election at the Company’s Annual Meeting of Stockholders
	•	Determines the composition of the Board of Directors and its committees
	•	Annually reviews policy, procedures and criteria for identifying candidates for election or appointment to the Board of Directors
	•	Monitors a process to assess Board effectiveness, including annual Board and committee self-evaluations
	•	Develops and implements the Company’s corporate governance guidelines, including annual reviews of the Company’s Corporate Governance Policy and Code of Business Conduct
	•	Periodically receives reports from executive officers heading the Company’s compliance and regulatory programs and from other committee chairpersons regarding the work being done by their committees

CORPORATE RESPONSIBILITY & CULTURAL COMMITTEE All Members Independent Chairperson: Ms. Norton Moffatt	•	Oversee management’s implementation of programs aimed at elevating responsible, ethical, and sustainable business practices that foster belonging, enhance reputation, mitigate risk, promote competitive advantage, engage employees, and meet stakeholder expectations
	•	Review, approve, and recommend programs and policies to the Board that are designed to identify, measure, monitor, control, and enhance sustainability practices and Company culture.
	•	Monitor Company culture, the performance of Corporate Responsibility activities and examine social, environmental and culture risks, opportunities and threats that could affect the Company

RISK MANAGEMENT, CAPITAL & COMPLIANCE COMMITTEE All Members Independent Chairperson: Mr. Rosengren	•	Oversees management’s program to limit or control the material business risks that confront the Company
	•	Approves policies and procedures designed to lead to an understanding and to identify, control, monitor and measure the material business risks of the Company and its subsidiaries
	•	Plans for future capital needs
	•	Reviews material business risks including, but not limited to, credit risk, interest rate risk, liquidity risk, regulatory risk, legal risk, operational risk, strategic risk, cyber-security risk, and reputation risk
	•	Monitors the Company’s enterprise governance, risk management and compliance (“EGRC”) program, including development and implementation of risk management processes in the area of vendor management, data loss prevention, business continuity, policy management and testing and assessment of operational controls
	•	Ensures compliance with regulations pertaining to capital structure and levels

Board Risk Oversight

The Board oversees the Company’s risk profile and management’s processes for assessing and managing risk, both as a whole board and through its committees. At least annually, the Board reviews strategic risks and opportunities facing the company and certain of its businesses. Other important categories of risk are assigned to designated Board committees that report back to the full Board. In general, the committees oversee the following risks:

Audit Committee	•	Accounting and Financial Reporting
	•	Compliance with Legal and Regulatory Requirements Related to Accounting and Financial Reporting
Compensation Committee	•	Compensation Programs
Corporate Governance/ Nominating Committee	•	Governance Policies and Procedures
	•	Board Organization and Membership
	•	Committee Membership and Periodic Rotation of Chairpersons
Corporate Responsibility & Culture Committee	•	Customer, Community, and Employee Engagement
	•	Reputational Risk and Business Development
	•	Talent Acquisition and Retention and Culture Development
	•	Environmental Sustainability, Including Climate Risk
Risk Management, Capital & Compliance Committee	•	Credit Risk
	•	Interest Rate Risk
	•	Liquidity and Capital Risk
	•	Operational and Strategic Risk
	•	Cyber-security
	•	Legal, Regulatory, and Compliance Risk
	•	Information Security

Code of Business Conduct and Anonymous Reporting Line Policy

The Company has adopted a Code of Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Business Conduct sets forth the ethical rules and standards ("code of ethics") by which all employees, officers and directors of the Company and its subsidiaries must conduct themselves, and addresses, among other things, conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. The Code of Business Conduct, which also strictly prohibits harassment of any kind in the workplace, is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, a zero-tolerance culture and safe environment free from harassment of any kind, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Paired with the Code of Business Conduct, the Company has also adopted a related Anonymous Reporting Line (also known as the Whistleblower Reporting Line) Policy, under which the Audit Committee maintains and monitors an anonymous “whistleblower” reporting hotline service that all Berkshire personnel are encouraged to use for reporting actual or potential wrongdoing, apparent or suspected violations of the Code of Business Conduct, or other misconduct by any corporate actors. Both the Code of Business Conduct and the Anonymous Reporting Line Policy are reviewed and acknowledged annually by all of Berkshire’s directors, officers and employees, and both are written and implemented to ensure that no retaliation is permitted against any Company personnel who report an incident of harassment or any other misconduct in good faith. Copies of the Company’s Code of Business Conduct and Anonymous Reporting Line (Whistleblower Reporting Line) Policy are available at the Company’s investor relations website (ir.berkshirebank.com).

Anti-Hedging and Pledging Restriction Policy

The Company has adopted a policy that prohibits hedging of Company common stock for all officers of the Company with the title of vice president or higher, all directors, and all persons in the accounting, executive, finance and legal departments (the “Restricted Group”). While there is no prohibition against employees who are not in the Restricted Group to hedge Company common stock, these employees are prohibited from trading Company common stock while in the possession of material non-public information. Under the policy, no person in the Restricted Group may at any time engage in (i) any short sale of Company common stock or other sale of any equity securities of the Company that they do not own, or (ii) any transactions in publicly-traded options, such as puts, calls and other derivative securities based on Company common stock, including, but not limited to, any hedging, monetization or similar transactions designed to decrease the risks associated with holding Company common stock, such as zero-cost collars and forward sales contracts. Generally, a short sale means any transaction whereby one may benefit from a decline in the Company's stock price. In addition, employees, officers and directors are discouraged from pledging Company common stock as collateral for margin purchases or a loan. However, exceptions to this pledging limitation may be granted, if good cause is shown.

Director Compensation

The Company uses a combination of cash and restricted stock to attract and retain qualified candidates to serve on the Board. Restricted stock grants are intended to align directors’ interests with those of the Company’s stockholders. The Compensation and Corporate Governance/Nominating Committees review director compensation and benefits annually and make recommendations to the Board. The following table provides the compensation received by individuals who served as directors of the Company during the 2024 fiscal year. Mr. Mhatre does not receive separate compensation for his service on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
David M. Brunelle(3)	125,000	65,000	—	3,420	193,560
Mary Anne Callahan	56,000	65,000	—	---	121,000
Nina A. Charnley	68,000	65,000	—	2,095	135,095
Mihir A. Desai	56,000	65,000	—	1,573	122,573
William H. Hughes III	56,000	65,000	—	3,420	124,420
Jeffrey W. Kip(4)	66,000	65,000	—	2,154	133,145
Sylvia Maxfield	81,000	65,000	—	3,420	149,320
Laurie Norton Moffatt(5)	62,000	65,000	—	3,420	130,420
Karyn Polito	56,000	65,000	—	855	121,855
Eric S. Rosengren	66,000	65,000	—	2,402	133,402

(1)	Represents the grant date fair value of the restricted stock awards. Since 2004, no stock options have been granted to any directors. Directors serving as of December 31, 2024 had the following number of unvested shares of restricted stock and stock options outstanding as of that date:

Name	Unvested Restricted Stock	Stock Options Outstanding
David M. Brunelle	2,595	—
Mary Anne Callahan	2,595	—
Nina A. Charnley	2,595	—
Mihir A. Desai	2,595	—
William H. Hughes III	2,595	—
Jeffrey W. Kip	2,595	—
Sylvia Maxfield	2,595	—
Laurie Norton Moffatt	2,595	—
Karyn Polito	2,595	—
Eric S. Rosengren	2,595	—

(2)	Reflects dividends paid when restricted stock becomes vested.
(3)	Includes $139.50 in imputed income on split dollar insurance recognized by Mr. Brunelle.
(4)	Mr. Kip does not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders.
(5)	Ms. Norton Moffatt does not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders.

Retainers for Non-Employee Directors. The following table sets forth the applicable retainers that will be paid to our non-employee directors for their service on our Board of Directors during 2025.

Annual Cash Retainer for Board Service	$45,000
Annual Cash Retainer for Board Chair	$110,000
Annual Cash Retainer for Board Vice Chair(1)	$65,000
Annual Equity Retainer for Board Service(2)	$70,000
Annual Cash Retainer for Audit Committee Chair	$13,000
Annual Cash Retainer for all other Committee Chairs	$6,000
Annual Cash Retainer for Attendance at Audit Committee Meetings	$12,000
Annual Cash Retainer for Attendance at all other Committee Meetings	$8,000

(1)	This role is not filled at this time.
(2)	Restricted equity grants awarded to non-employee directors vest in full after one year.

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that governs the purchase, sale and/or other dispositions of our common shares and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household, which are intended to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. The insider trading policy prohibits trading in Company securities when the director, executive or employee has material, non-public information about the Company.

In addition to the above restrictions, the insider trading policy requires that our Section 16 officers pre-clear every transaction involving Company securities with the Company's compliance officers. Pre-clearance obligations apply to all transactions in Company securities. Additionally, directors and certain officers are prohibited from trading in Company securities during certain blackout periods.

The foregoing summary of our insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of the policy, a copy of which can be found as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Officers

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Nitin J. Mhatre	54	President and Chief Executive Officer of the Company; Chief Executive Officer - Berkshire Bank; Director of Berkshire Hills Bancorp and Berkshire Bank
Sean A. Gray	48	Senior Executive Vice President, Chief Operating Officer; President - Berkshire Bank
Brett Brbovic	44	Executive Vice President, Chief Financial Officer
James Belliveau	59	Executive Vice President, Chief Information & Electronic Banking Officer
James Brown	59	Senior Executive Vice President, Head of Commercial Banking
Jacqueline Courtwright	61	Senior Executive Vice President, Chief Human Resources and Culture Officer
Ashlee Flores	40	Executive Vice President, Chief Compliance Officer
Philip Jurgeleit	55	Executive Vice President, Chief Credit Officer
Gregory D. Lindenmuth	57	Senior Executive Vice President, Chief Risk Officer
Andrew Plumridge	52	Executive Vice President, Chief Internal Audit Officer
Wm. Gordon Prescott	63	Senior Executive Vice President, General Counsel and Corporate Secretary
Sumant Pustake	40	Executive Vice President, Chief Strategy & Marketing Officer
Ellen Steinfeld	63	Senior Executive Vice President, Head of Consumer Lending & Payments

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

Nitin J. Mhatre. Age 54. Mr. Mhatre was appointed to the role of President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2021. He was also appointed as a Director of the Company and the Bank. Prior to joining the Company, Mr. Mhatre was Executive Vice President, Community Banking, at Webster Bank, where he led consumer and business banking businesses. Before joining Webster in 2009, Mr. Mhatre spent 13 years at Citi Group in various leadership roles across consumer-related businesses globally.
Sean A. Gray. Age 48. Mr. Gray was appointed to the role of Senior Executive Vice President, Chief Operating Officer; President of the Bank in November 2018. He was previously Senior Executive Vice President of the Company and Chief Operating Officer of the Bank since 2015. Mr. Gray joined the Company in retail banking in 2007 and attained the position of Executive Vice President, Retail Banking. Previously, he was Vice President and Consumer Market Manager at Bank of America, in Waltham, Massachusetts.
Brett Brbovic. Age 44. Mr. Brbovic was appointed Executive Vice President, Chief Financial Officer in June 2024. Mr. Brbovic joined the Company from KPMG LLP in 2012 and has served as Chief Accounting Officer since 2015. He previously served as Interim Chief Financial Officer from October 2022 to February 2023.
James. Belliveau. Age 59. Mr. Belliveau was promoted to the role of Executive Vice President, Chief Information & Electronic Banking Officer in April 2024. He previously served as SVP, Electronic Banking when he joined the bank following its acquisition in 2017 of Commerce Bank where he was Chief Technology Officer.
James Brown. Age 59. Mr. Brown joined the Company in January 2023 as Senior Executive Vice President, Commercial Banking. Mr. Brown is responsible for all aspects of commercial banking operations, including the middle-market, business banking and asset-based lending teams. Previously, he spent more than 20 years at Boston Private Bank & Trust Company in multiple senior executive roles including Co-President, EVP, Head of Commercial Banking and Credit Administration, and Chief Lending Officer. He served with Silicon Valley Bank as Head of Specialty Commercial within the Private Bank, following the acquisition of Boston Private in 2021.
Jacqueline Courtwright. Age 61. Ms. Courtwright was appointed to the role of Senior Executive Vice President, Chief Human Resources and has served as Culture Officer in September 2020. She had been appointed as Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Berkshire in 2012, Ms. Courtwright was VP, Human Resources Business Partner at Citizen Bank and also held senior human resources roles during her 20 years at KeyBank.

Ashlee Flores. Age 40. Ms. Flores was promoted to Executive Vice President, Chief Compliance Officer in September 2022. She oversees all aspects of the compliance risk management program, including compliance with the Bank Secrecy Act, Community Reinvestment Act, consumer protection laws and regulations, as well as the Security and Fraud Investigations functions. Ms. Flores previously served as SVP, Compliance, where she oversaw Berkshire Bank's compliance program. Ms. Flores was previously a compliance officer at Hampden Bank where she managed the compliance and audit program.
Philip Jurgeleit. Age 55. Mr. Jurgeleit joined the Company in January 2023 as Executive Vice President, Chief Credit Officer. He oversees all aspects of the company's credit underwriting, policy, and approval processes. Mr. Jurgeleit most recently served as SVP and Senior Director of Credit Risk at Santander Bank where he was responsible for all aspects of credit risk management including credit approval, asset quality, underwriting guidelines, and credit policies for the Middle Market, Mid-Corporate, Asset-Based Lending, and Healthcare/Not-for-Profit business units. He also held senior leadership roles at Citizens Bank, Webster Bank and Bank of America.
Gregory D. Lindenmuth. Age 57. Mr. Lindenmuth is Senior Executive Vice President, Chief Risk Officer of the Bank, a position he was promoted to in October 2018. Mr. Lindenmuth joined Berkshire in 2016 from the FDIC where he was employed for 24 years and held multiple positions including Senior Risk Examiner for the Division of Risk Management Supervision and Acting Regional Manager for the Division of Insurance and Research. With the FDIC, Mr. Lindenmuth was also a Capital Markets, Mortgage Banking, and Fraud Specialist.
Andrew Plumridge. Age 52. Mr. Plumridge joined the Company in July 2023 as Executive Vice President, Chief Internal Audit Officer. He reports to the Audit Committee of the Board and administratively to the CEO. Mr. Plumridge previously served as Senior Vice President and General Auditor of Boston Private Financial Holdings, Inc. Prior to joining Boston Private, Mr. Plumridge held senior audit and consulting positions with State Street Corporation and PwC.
Wm. Gordon Prescott. Age 63. Mr. Prescott is Senior Executive Vice President, General Counsel and Corporate Secretary, a position he was promoted to in October 2018. Mr. Prescott joined Berkshire in 2008 as VP, General Counsel and Corporate Secretary. Mr. Prescott has 35 plus years of experience in the legal profession, including extensive experience as in-house corporate counsel, most recently with KB Toys Inc. prior to joining the Bank.
Sumant Pustake. Age 40. Mr. Pustake was promoted to Executive Vice President, Chief Strategy & Marketing Officer in February 2023 and previously had served as Chief Transformation and Strategy Officer since June 2021. Prior to that, Mr. Pustake oversaw Berkshire's corporate development efforts, where he served as the development leader and helped define and realize Berkshire’s vision and growth strategy. Prior to joining Berkshire Bank, he served as Vice President, Head of Corporate Credit for Commerce Bank and Trust at the time of its acquisition by Berkshire in 2017.

Ellen Steinfeld. Age 63. Ms. Steinfeld is Senior Executive Vice President and Head of Consumer Lending & Payments. She is responsible for Mortgage Banking sales and operations, Home Equity, Consumer Lending, and Payments. Prior to joining Berkshire in September 2021, she was President of Innovative Lending Strategic Solutions LLC. Before her consulting role, she was Managing Director and US Consumer Lending Executive for TIAA-CREF, where she managed Mortgage Lending, Small Business Lending, and Consumer Lending. She has also held management positions at Hudson City Savings, Citizens Bank, RBC Wealth Management, and E*TRADE Financial. (Note: Ms. Steinfeld’s stock ownership reports to the SEC are filed under her legal name of Ellen Tulchiner).

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

In this section we explain our compensation philosophy, describe the material components of our executive compensation program, and review the 2024 compensation for our Named Executive Officers (“NEOs”) listed below. Their compensation is set forth in the Summary Compensation Table and other compensation tables contained in this document, which should be reviewed in conjunction with this discussion and analysis.

Named Executive Officers(1)
Nitin J. Mhatre	President, Chief Executive Officer, and Director
Brett Brbovic	Executive Vice President, Chief Financial Officer
Sean A. Gray	Senior Executive Vice President, Chief Operating Officer
James Brown	Senior Executive Vice President, Head of Commercial Banking
Gregory D. Lindenmuth	Senior Executive Vice President, Chief Risk Officer
R. David Rosato	Former Senior Executive Vice President, Chief Financial Officer

(1)	David Rosato resigned from the Company on June 14, 2024 and Brett Brbovic was appointed Executive Vice President and Chief Financial Officer on June 14, 2024. Mr. Brbovic was previously Senior Managing Director and Chief Accounting Officer, and he previously served as Interim Chief Financial Officer in 2022 and 2023.

Overview. The compensation program is designed so that overall pay levels reflect performance over the short-term and long-term. Performance metrics are chosen to align with our strategic priorities and drive shareholder value. The Compensation Committee (the “Committee”) considers market data and advice from its independent compensation consultant, Meridian Compensation Partners, LLC (the “Compensation Consultant") when making its decisions.

2024 Performance Summary. The Committee seeks to improve operational performance over the long-term and carefully selects NEO incentive performance metrics consistent with this goal and with its internal performance oversight processes. The Committee utilizes non-GAAP profitability measures to assess operational performance with a goal to improve the Company’s standing relative to peers. In a year that pressured industry profitability, Berkshire generally met or exceeded its annual incentive operating targets and improved relative to peers.

•	Operating return on assets ranking improved to the 50th percentile in 2024.

•	Operating return on tangible common equity ranking improved to the 40st percentile in 2024.

•	Net loan charge-offs/loans decreased 10 basis points vs. a 1 basis point increase in peer median.

o	Year-end delinquent and non-performing loans to total loans stood at their lowest level in nearly two decades and at top decile versus peers.

•	Berkshire’s 2024 Total Shareholder Return (“TSR”) of 17.9% exceeded the 13.7% peer median.

o	Berkshire’s three-year TSR was +8.2% compared to the -7.9% peer median loss.

Note: The Company’s financial incentive metrics are non-GAAP operating measures which are reconciled to GAAP measures in the Form 10-K. The peer group is the 2024 peer group of twenty banks as discussed below. Peer data source is S&P Global Market Intelligence and is based on measures of core income as defined by S&P.

Momentum was aided by solid loan growth, balance sheet repositioning, financial center optimizations, investments in client-facing bankers, upgraded digital technologies and new digital-first banking solutions. The Company was recognized by Newsweek magazine as one of America’s Best Regional Banks and one of the top 10 most trustworthy banks in the nation. The American Bankers Association Foundation also honored Berkshire with its Community Commitment Award, recognizing our extraordinary corporate responsibility and sustainability programs that have made a positive impact on the communities in the bank’s footprint in New England and Eastern New York.

2024 Say on Pay Voting Results

At the last Annual Meeting of Stockholders on May 18, 2024, stockholders voted 96% in support of our advisory Say on Pay proposal indicating their approval of the NEO compensation as set forth in the 2024 Proxy Statement. The Compensation Committee values shareholder feedback and considers such feedback as part of its review and considerations related to executive pay programs.

Summary of 2024 Compensation Decisions

Our executive compensation philosophy is to target median NEO pay compared to our peer group when we achieve our goals, with actual pay designed to vary above and below target based on our actual performance. The Compensation Committee believes the compensation program provided appropriate compensation levels to incentivize achieving goals that drive shareholder value.

•	NEO base salaries were maintained unchanged from the prior year for those who were NEOs at the start of the year.

•	Short-term and long-term incentive opportunities were established as a percentage of salary. There were no significant changes in these target percentages from the prior year.

•	An efficiency ratio metric was added to the existing financial performance metrics. The Committee continues to conduct a qualitative review of Company and individual performance in the determination of final NEO award payouts. No modifications were made to the calculated results in 2024 based on the qualitative assessment.

•	Short-term incentive goals reflected Company objectives and industry conditions. Management generally met or exceeded these goals and earned incentive compensation at approximately 113% of target. This was an improvement from the 93% earned in the prior year.

•	Performance shares continue to make up 60% of the NEO’s target long-term incentive award value and are based on Operating Return on Tangible Common Equity (“Operating ROTCE”) and Total Shareholder Return (“TSR”).The Operating ROTCE metric was changed from absolute to relative; therefore both metrics for the 2024-2026 performance period will be measured on a relative basis to the index group, with the 50th percentile set as the target. The index group was also modified to use the 2024 peer group of 20 companies that better reflects the economic region in which the Company operates.

•	For the performance shares vesting in 2024 (2022-2024 performance period), the threshold for Operating ROTCE was not met but TSR exceeded the median, resulting in an earned payout of 56%.

The Committee believes that the above decisions and performance results were consistent with its goal to improve shareholder value with a compensation structure that adjusts compensation up and down based on performance against Board approved goals.

Total NEO compensation as shown in the Summary Compensation Table increased 6% year-over-year, reflecting improved performance against incentive plan goals in a challenging year as well as changes in the financial and commercial officer positions.

Highlights of our Compensation and Governance Programs

WHAT WE DO
Pay for Performance: A significant portion of each NEO’s annual direct compensation target is at-risk and tied to Company and individual performance results. Our incentive plans represent a balance of performance metrics that reflect annual and three-year performance periods.
Link Performance Measures with Strategic Objectives: Performance measures and individual goals for incentive compensation are linked to strategic, operating, and financial goals approved by our Board and designed to create long-term shareholder value.
Annual Say-on-Pay Vote: We conduct an annual Say-on-Pay advisory vote and evaluate voting results.
Shareholder Engagement: As part of the Company’s shareholder outreach program, members of the Committee welcome engagement with stockholders and management solicits shareholder input to better understand their perceptions and views on our executive compensation program.
Independent Compensation Consultant: The Committee engages its own independent compensation consultant to review the Company’s executive compensation program and practices.
Stock Ownership Guidelines: We have significant stock ownership guidelines requiring our executives and directors to hold substantial equity ownership.
Clawback Policy: The Company can recover incentive compensation paid to an executive if the financial results that the compensation was based on are restated due to material noncompliance with financial reporting requirements or misconduct by an executive officer.
Incentivize Sound Risk Management: Our compensation program includes features intended to discourage employees from taking unnecessary and excessive risks, including balanced performance metrics, emphasis on long-term shareholder value creation, and clawback provisions. The Chief Risk Officer conducts an annual risk assessment which is used by the Committee in assessing the soundness of the compensation program.

WHAT WE DON'T DO
Gross-ups for Excise Taxes: We have not provided change-in-control tax gross-up clauses since 2009, nor do we intend to include this feature in future contracts. At this time, one legacy NEO change-in-control agreement remains in place; the potential impact of this contract clause is not material.
Hedging and Pledging: All of our officers with the title of vice president or higher, non-employee directors, and all persons in the accounting, executive, finance and legal departments are prohibited from engaging in hedging, monetization, derivative or similar transactions with Company securities. We also have a policy that discourages pledging of company securities, with very limited exceptions.
Employment Contracts: Our executives, with the exception of the CEO, are all employed “at will” and the relationship may be terminated by the Company or the employee at any time without any severance payments. The CEO is employed under a three-year contract in effect through January 21, 2027. Documented change-in-control arrangements align management and shareholder interests.
Dividends on Unvested Equity Awards: We do not pay dividends on any restricted stock compensation until vested.

Executive Compensation Philosophy, Decision Making Process, and Key Principles

The primary philosophy and objective of our compensation program is to align the interests of our executives with stockholders by rewarding performance against established corporate financial and strategic goals, solid executive leadership and strong individual executive performance. We strive to attract, motivate and retain a highly qualified and talented team of executives who will lead Berkshire to maximize long-term performance and earnings growth. The Committee regularly reviews executive compensation program elements to ensure they are consistent with safe and sound business practices, regulatory requirements, emerging industry best practices and shareholder interests.

Our philosophy is to provide an executive compensation program that rewards long-term value for our stockholders and promotes sound risk management. The key principles that support our philosophy are:

✓	Attract and retain highly talented executives committed to our success
✓	Pay for performance
✓	Align executive interests with those of our stockholders
✓	Manage risk through oversight and compensation design features and practices

Important features of our program are:

✓	A significant portion of direct pay is at-risk and performance-based.
✓	A meaningful portion of pay is in the form of Company stock to align our executives with shareholder interests.
✓	Sixty percent (60%) of the NEOs’ long-term incentive value is granted in the form of performance-based restricted stock (performance shares), which vests at the end of a three-year period based on financial performance. The remaining 40% of NEO’s long-term incentive value is granted in restricted stock vesting on a pro-rata basis over three years. The time-based portion of the award is meant to support executive retention and support meaningful stock ownership by our NEOs.

The information below illustrates our 2024 target direct compensation for the NEOs who served the full year in their positions and illustrates that at-risk and equity compensation is higher than the average of our peer group.

	CEO		Other Full Year NEOs
	At-Risk	Equity-Based	At-Risk	Equity-Based
Berkshire	64%	37%	56%	32%
Peer Average	59%	31%	49%	26%

Key Principles That Support Our Philosophy

Attract and retain highly talented executives committed to our success	•	Provide competitive total compensation that enables us to attract and retain highly talented executives with experience and leadership abilities to grow and sustain our business
	•	Target total compensation opportunities to reflect the median of market; defined as banks similar in size and business model to Berkshire
Pay for performance alignment	•	Measure our success through a balanced portfolio of performance metrics that rewards corporate and individual success
	•	A significant portion of total compensation is “at risk” and based on short and long-term performance
	•	Financial performance results fund our annual incentive plan and determine a portion of long-term equity vesting
	•	Long-term equity compensation was granted with 60% of the grant tied to 3-year performance and 40% time-based with vesting over 3 years
Align executive interests with those of our stockholders	•	Performance goals are directly aligned with our strategic and operating objectives targeted towards long-term shareholder value
	•	Rigorous stock ownership requirements to ensure our executives hold stock throughout their tenure as executives
	•	A significant portion of executive compensation, consisting of our long-term incentive, is in the form of Company shares
Manage risk through oversight and compensation design features and practices	•	Total compensation program incorporates a balanced approach that includes pay that is fixed and variable, short- and long-term, and in the form of both cash and equity
	•	Multiple goals in our incentive plans to reinforce financial, operational, risk, and shareholder considerations
	•	Committee can apply discretion to negatively adjust incentive compensation in consideration of risk management objectives
	•	Balance of short-term and long-term incentives, cash and equity, annual and multi-year performance periods, with 3-year performance in the long-term plan
	•	Incentive plan caps for maximum payments
	•	Clawback policy that allows for recoupment of compensation for financial restatement
Compensation Drivers	•	Incentive plans designed to encourage achievement of our strategic business goals and reinforce our business values and support growth in shareholder value
	•	Pay levels that are fair, competitive, and internally equitable
	•	A focus on the attainment of our vision, business strategy, operating imperatives, and results
	•	Recognition of Company and individual performance
	•	Consideration of market and best practices

Factors Considered in Compensation Decision Process

The Committee considers many factors when making pay decisions throughout the year. The Committee considers various analyses, information, and input, which routinely include:

>	Peer compensation market data provided by the Compensation Consultant
>	Overall operational and financial performance
>	Total shareholder return on an absolute and relative basis and stock price performance
>	Executive individual performance results relative to their individual financial and strategic goals
>	Strategic plan progress and performance relative to annual budget
>	Demonstration of behaviors that support our culture and brand
>	Corporate responsibility, sustainability, stakeholder experience, community impact, and awards
>	Support of human capital
>	Executive stock ownership levels
>	Qualitative input from the Committee and other independent directors
>	External influences, economic conditions, and industry factors
>	Risk review considerations
>	Income tax factors
>	Internal equity
>	Compensation trends and best practices
>	Advisory Say on Pay voting results

Benchmarking Analysis - Compensation Peer Group

The Committee considers the structure of compensation programs and pay levels at other publicly traded banks similar in size and business model to Berkshire when evaluating our compensation program. The Committee’s Compensation Consultant conducts a comprehensive competitive market analysis annually using the peer group and other industry survey data to provide reference for the Committee in setting pay and making pay decisions.

In July 2023 the Compensation Consultant updated the peer group to be used in the fall of 2023 to benchmark executive pay in preparation for setting 2024 pay levels. As in the past, the criteria reflected exchange traded banks in the Northeast of similar size (i.e. approximately 0.5x to 2x Berkshires’ size). Banks with different business models and smaller banks were excluded. The result was a peer group of 17 banks with a median asset size of $12.7 billion, positioning Berkshire at the 47th percentile based on asset size. The peer group is listed below:

Brookline Bancorp, Inc.	NBT Bancorp Inc.
Community Bank System, Inc.	OceanFirst Financial Corp.
Connect One Bancorp, Inc	Provident Financial Services, Inc.
Customers Bancorp, Inc.	S&T Bancorp, Inc.
Dime Community Bancshares, Inc.	Sandy Spring Bancorp Inc.
Eastern Bankshares, Inc.	Tompkins Financial Corporation
First Commonwealth Financial Corp.	Univest Financial Corporation
Flushing Financial Corporation	WSFS Financial Corporation
Independent Bank Corp.

In the first half of 2024, the Committee decided to adopt one peer group both for setting future compensation and as an incentive index group for the current year performance share award. The Compensation Consultant recommended a peer group reflecting exchange traded banks primarily in the Northeast of similar size (i.e. approximately 0.5x to 2x Berkshires’ size). Banks with different business models and some smaller banks were excluded. The result was a peer group of 20 banks with a median asset size of $11.6 billion, positioning Berkshire at the 55th percentile based on asset size. The peer group is listed below:

Brookline Bancorp, Inc.	Northwest Bancshares, Inc.
Community Financial System, Inc.	OceanFirst Financial Corp.
ConnectOne Bancorp, Inc.	Park National Corporation
Dime Community Bancshares, Inc.	Premier Financial Corp.
Eastern Bankshares, Inc.	Provident Financial Services, Inc.
First Commonwealth Financial Corp.	S&T Bancorp, Inc.
Flushing Financial Corporation	Sandy Spring Bancorp, Inc.
HarborOne Bancorp	Tompkins Financial Corporation
Independent Bank Corp.	Univest Financial Corporation
NBT Bancorp Inc.	Washington Trust Bancorp, Inc.

Compensation Program Elements and Pay Decisions

Direct compensation consists of three main components: Base Salary, cash based Short-Term Incentive (“STI”), and stock-based Long-Term Incentive (“LTI”). The total of these three components is referred to as Direct Compensation. Total compensation includes a fourth component of Other Compensation which includes Benefits and Perquisites. Incentive-based compensation includes the use of non-GAAP performance measures. For a reconciliation of non-GAAP measures to their most directly comparable GAAP financial measures, please see the Form 10-K. Compensation program elements and pay decisions are determined in a balanced framework to achieve program objectives.

Base Salary

The Company’s base salary program is designed to provide competitive base pay reflective of an executive’s role, responsibilities, contributions, experience, leadership, and performance. Salaries are generally targeted to be within the range of market median and are expected to sufficiently discourage inappropriate risk taking by executives. Incentive compensation targets are tied to base salary therefore, salary changes flow through to other compensation program components.

2024 Salary Summary. Base salaries are typically reviewed at the beginning of each year based on the Committee’s review of market data, executive performance and internal equity. For those NEOs who were in their positions at the start of 2024, the Committee determined that 2024 salaries would be unchanged from the 2023 base annual salary amount. The 2023 salaries of the Head of Commercial Banking and the Former Chief Financial Officer represent partial year amounts from their hiring dates in 2023. The 2024 salaries of the Chief Financial Officer and the Former Chief Financial Officer reflect the resignation of the Former Chief Financial Officer on June 14, 2024 and the promotion of the current Chief Financial Officer on that date with a new base salary of $325,000.

	2023	2024
Role	Salary	Salary
President and Chief Executive Officer	$835,000	$835,000
Chief Financial Officer	$253,575	$293,071
Chief Operating Officer	$584,000	$584,000
Head of Commercial Banking	$430,231	$470,000
Chief Risk Officer	$355,350	$355,350
Former Chief Financial Officer	$432,692	$250,000

Short-Term Incentive Program (STI)

The Company’s short-term incentive compensation program is designed to compensate executives for executing the Company’s strategic plan and achieving critical annual performance goals. The STI program provides meaningful “pay-at-risk” that is earned each year based on actual results. It also seeks to motivate and reward achievement of specific Company, business unit and individual performance goals with competitive compensation when performance goals are achieved; above or below median pay when actual results are above or below goals.

2024 Short-Term Incentive Summary: Target incentive opportunities are established as a percentage of base salaries and were unchanged from 2023 for those NEOs in the same position for both years. The incentive measures remained the same, with the exception that the ESG performance metric was replaced by the efficiency ratio. Actual performance generally met or exceeded goals, and the incentive pool was funded at 113% of target performance based on this quantitative outperformance. The Committee also considered qualitative factors regarding Company and individual performance and decided to compensate all NEOS at 113% of their target STI opportunities.

Overview of Process. Participation in the Company’s executive STI program includes a group of executives, including the NEOs. The Committee sets and approves award opportunities for each participant (defined as a percentage of salary) at the start of each year, based on competitive market data. An incentive pool is established based on the total of the target award opportunities of plan participants.

The actual STI pool funding is primarily determined based on a formulaic calculation of Company performance against defined quantitative financial measures (“the Corporate Scorecard”). The 2024 STI program used the four same quantitative financial measures used in the 2023 program. Additionally, the 2024 program added the efficiency ratio, another quantitative financial measure to replace the qualitative ESG measure used in 2023. As in the past, each of the five performance measures was equally weighted at 20%. The weighted measures are referred to as the Corporate Scorecard.

The Committee sets threshold, target, and stretch goals for each financial measure based on the business plan and Board approved budget. Target performance goals (reflective of our budget) are expected to have some stretch and not be “guaranteed.” Threshold performance goals and awards are intended to reward solid performance but at reduced payout levels. Stretch performance is expected to represent strong performance that is unlikely, but possible, if we exceed our goals. Thresholds are generally set at 80% of target and stretch goals are generally set at 120% of target.

The incentive pool funding at year-end is based on actual corporate performance against the performance targets, with the total pool funding ranging from 0% - 150% of the payment target. Performance below threshold receives no compensation. Performance at threshold receives 50% of targeted compensation. Performance at stretch receives 150% of target, which is the maximum for each performance goal. Performance between threshold and stretch are calculated using straight-line interpolation to reward incremental performance.

The Committee approves the Corporate Scorecard as well as the President and Chief Executive Officer’s individual goals. Goals are developed for the other NEOs to support the Corporate Scorecard. Once the Corporate Scorecard results are known, the Committee may reduce pool funding down based on risk management considerations, and it can change pool funding up or down based on a holistic assessment of corporate responsibility performance. After pool funding is known, individual performance is assessed to determine and allocate the actual awards from the amount that has been funded to the incentive pool. The Committee determines individual awards in consideration of the executive's performance. The maximum award for any participant, in consideration of Corporate and Individual performance, is capped at 150% of that participant’s payment target. The total awards for all participants do not exceed the total incentive pool.

Target Incentive Opportunities. The table below summarizes the STI incentive opportunities, expressed as a percentage of salary.

	2023	2024
Role	Target % of Salary	Target % of Salary
President and Chief Executive Officer	75%	75%
Chief Financial Officer	NA	40%
Chief Operating Officer	60%	60%
Head of Commercial Banking	55%	55%
Chief Risk Officer	45%	45%

Note: The Chief Financial Officer was the Chief Accounting Officer for most of 2023 and did not participate in the executive STI plan. In 2024, his STI target was 25% of his base salary as Chief Accounting Officer and adjusted to 40% of his base salary following his promotion to Chief Financial Officer. Due to his resignation, the Former Chief Financial Officer did not participate in the 2024 STI.

Company Goals and Funding of the Incentive Pool

The Committee establishes performance goals for the Corporate Scorecard that determine the pool available for payout of incentive compensation. Incentive awards paid reflect a combination of the corporate financial performance and individual performance.

The Corporate Scorecard result is determined formulaically based on achievement of predefined performance goals. The Committee considers and discusses overall risk and corporate responsibility and can adjust the pool to reflect such considerations. There were no qualitative adjustments to the pool in 2024.

The Committee established five corporate performance measures, evenly weighted, to constitute the performance measures for the 2024 Corporate Scorecard. The five measures, together with goals and 2024 actual performance are shown below.

Note: The financial measures above include elements which are identified as Operating and are non-GAAP financial measures. They exclude items not viewed as related to ongoing operations. Their use, definitions, and reconciliations to GAAP measures are discussed more fully in the Form 10-K.

The Company achieved near or above target for all five incentive performance measures. The collective pool funding rate was approved at 113% of target, demonstrating alignment between incentive compensation and achievement of Company performance targets.

In addition to the financial metrics discussed above, corporate responsibility performance was demonstrated by the completion of the bank’s multi-year community comeback program, achievement of 100% renewable electricity in operations and recognition from Newsweek as one of the top 10 most trustworthy banks in the nation and by the American Bankers Association Foundation with their Community Commitment award.

Individual Payout Considerations. Once the pool funding was determined, the Committee evaluated individual payouts for each of the NEOs. As it did in recent years, the Committee decided to provide all NEO awards in proportion to the pool funding rate. Each NEO earned an STI payment of approximately 113% of the STI target based on the 113% STI pool funding rate. The Committee recognized:

•	Mr. Mhatre's leadership in overseeing balance sheet structural improvements, market facing talent recruitment, and digital and product enhancements, together with his work with the Board in merger related activities and a successful equity offering.

•	Mr. Brbovic’s response in stepping up to the CFO role midyear while also executing on his responsibilities as Chief Accounting Officer and development of 2025 budget and long-term planning projections including merger related analysis.

•	Mr. Gray's oversight of branch and premises consolidation and the branch sale conversions, and implementation of new digital/mobile technology supporting improved customer and employee engagement, and his participation with the Board in merger related activities.

•	Mr. Brown's oversight of ongoing balanced loan growth, opportunistic recruitment of seasoned frontline deposit focused talent, and integration of private banking with the overall commercial team.

•	Mr. Lindenmuth's oversight of credit management, strong asset quality management, and solid compliance and regulatory relations management.

Long-term Incentive Plan (LTI)

The Company’s long-term incentive/equity compensation program is designed to align senior executives with long-term interests of the Company and stockholders through stock-based compensation. The program also seeks to provide reward for targeted multi-year performance, encourage stock ownership, and enhance our ability to retain our top performers.

2024 Long-Term Incentive Summary. As in recent years, the 2024 long-term incentive program was comprised of 60% performance shares that cliff-vest after three years based on pre-defined goals, and 40% time-based restricted shares which vest over three years, with 1/3 vesting at each grant date anniversary. For those who participated in the LTI in both 2023 and 2024, the 2024 target opportunities were unchanged as a percentage of base salary. The two performance metrics, Operating ROTCE and TSR, were maintained in 2024; however the Operating ROTCE goal was changed from absolute to relative.

LTI Program Overview. Each year in the Committee determines the terms of the long-term incentive program, including participants, target opportunities for each role (defined as % of base salary), and the form and amount of compensation granted. These determinations included input and consideration of peer market data and practices as well as recommendations provided by the Compensation Consultant.

Long-term incentive compensation is intended to:

•	Provide a meaningful portion of total compensation in stock-based awards
•	Align executives with our stockholders
•	Reward long-term performance and avoid excessive risk taking
•	Encourage retention of our key senior executives
•	Balance compensation rewards with risk through long-term vesting tied to performance

In its determinations, the Committee also considered design elements including award type and mix, shareholder value, risk mitigation and maximizing employee retention. As in recent years, the Committee decided that performance shares and time-based restricted stock grants with three-year vesting schedules were the most appropriate form of equity compensation for the long-term incentive grant. The total award granted is split into two components: 60% performance shares and 40% time-based shares.

PERFORMANCE SHARES – 60%

•	Cliff vest following three-year performance period based on relative Operating ROTCE and relative TSR
•	Rewards long-term / future performance
•	Aligns management and shareholder interests
•	Actual shares earned range from 0% to 150% of target

TIME-BASED SHARES – 40%

•	All grants based on total assessment of company and individual performance
•	Pro-rata vest over three years
•	Reinforces retention
•	Supports stock ownership

Compensation Targets and Grants. Target long-term incentive opportunities are established as a percentage of salary utilizing peer market data and input from the Compensation Consultant. The LTI program provides the flexibility to vary the grant value +/- 25% of target value, based on the Committee’s assessment of a variety of factors, including Company performance, individual performance, retention considerations and affordability. The actual grants were modestly above the target amounts for most of the NEOs.

Title	2024 Long-Term Incentive (Target Grant % of Salary)	2024 Long-Term Incentive (Actual Grant % of Salary)
President and CEO	105%	109%
Chief Operating Officer	85%	88%
Head of Commercial Banking	80%	82%
Chief Risk Officer	45%	47%
Former Chief Financial Officer	80%	82%

Note: The Former Chief Financial Officer forfeited his incentive grant at the time of his resignation. Due to his promotion and appointment near midyear, the Chief Financial Officer did not participate in the 2024 LTI plan.

LTI Vesting

Once the grant value is determined, 60% is granted as performance shares and 40% is granted as time-based restricted stock. Time-based restricted stock vests 1/3 each year over three years. Performance shares cliff-vest at the end of the three-year performance period based on actual performance compared to predefined goals as described below.

Performance Share Metrics and Goals

The performance shares are tied to financial metrics and goals approved by the Committee for a three-year performance period (i.e., 2024 - 2026). In 2024, the Committee maintained the same two performance goal categories compared to the previous year: Operating Return on Tangible Common Equity ("Operating ROTCE") and Total Shareholder Return ("TSR"). Each performance metric was assigned a 50% weighting. The actual number of performance shares that vest is determined at the end of the three-year period depending on Company performance against the three-year goals and paid out in the year following the end of the three-year period. The TSR goal remained relative. The Operating ROTCE goal was changed from absolute in prior years to relative beginning with the 2024 grant for the purpose of consistency with the TSR goal and to drive relative outperformance.

In previous years, the comparator index for relative performance was evaluated relative to a defined Industry Index comprised of approximately 80 exchange-traded banks and thrifts between $7 billion and $25 billion in assets located in the United States. In 2024, the index was based on the 2024 compensation peer group previously described, which is restricted primarily to banks and thrifts in the Northeast This index was used to establish a basis for relative performance for both the Operating ROTCE and TSR metrics, that more closely reflects the economic dynamics of where the Company operates. In order to be counted in the final calculations, a company must remain a publicly traded institution at the end of the performance period.

For both of these metrics, the goals were established for Threshold performance at the 25th percentile, target performance at the 50th percentile, and stretch performance at the 75th percentile over the three-year performance period 2024 – 2026. The measures of performance for the Company and the reference group Operating ROTCE and TSR will be sourced with data from S&P Global Market Intelligence. Once threshold performance is achieved, the number of shares that vest will range from 50% to 150% of the grant (0% if performance is below threshold) and will be determined after the end of the three-year performance cycle.

The first measure is relative Operating ROTCE. This is a non-GAAP operating measure based on the S&P data for core income. This is defined as net income after taxes and before extraordinary items, less net income attributable to noncontrolling interest, gain on the sale of held to maturity and available for sale securities, amortization of intangibles, goodwill and nonrecurring items.

The second measure, relative TSR, measures our ability to deliver stock price appreciation and dividends relative to the index group over the three-year performance period.

2022 to 2024 Long-Term Incentive Plan Results

The terms of the 2022 LTI grant were discussed in the 2023 Proxy Statement and covered a three-year performance period, 2022-2024. The two equally weighted performance measures were absolute improvement in Operating ROTCE and relative TSR compared to a defined Industry Index. The Company's Operating ROTCE (as defined) increased on an average annual basis by 0.19%. The threshold for this average outperformance was 0.75% and the Company did not achieve this threshold and accordingly there was no incentive compensation earned for this performance. The Company’s relative TSR calculated within the plan achieved the 56th percentile, which exceeded the target. The combined payout ratio was 56.3% of the incentive target.

Performance		Long Term Incentive Plan 2022 - 2024 Performance and Payout
Measures	Weight	Threshold	Target	Stretch	Actual	% Funding	Pool Allocation
Absolute Annual Change in Operating ROTCE	50%	0.75%	1.09%	1.42%	0.19%	0.00%	0.00%
Relative TSR	50%	25th percentile	50th percentile	75th percentile	56th percentile	112.6%	56.30%
Payout (% of shares granted)	100.0%	50%	100%	150%		Total Payout	56.30%

The actual shares which were vested under the 2022 three-year performance incentive were as follows:

2022 Performance Shares Vesting in 2025

Participants	Grant Date	Share Grant	Cliff Vesting - 3-Year Results
Mhatre	1/30/2022	16,882	9,505
Gray	1/30/2022	11,988	6,749
Lindenmuth	1/30/2022	3,436	1,934

Benefits and Perquisites

The Company’s benefits program is designed to be competitive and cost-effective. All employees are provided core benefits including medical, retirement, life insurance, paid time off, and leaves of absence.

In 2019, the Company entered into a supplemental executive retirement agreement with Mr. Gray and in 2021 the Company entered into a supplemental executive retirement agreement with Mr. Mhatre. The Company does not offer other NEOs or any other executive a supplemental retirement arrangement or other non-qualified deferred compensation program. For additional information regarding the supplemental retirement arrangements, please see the section headed “Executive Compensation - Non-qualified Deferred Compensation.”

The NEOs are eligible for modest perquisites such as automobile allowance, financial planning and membership fees. The Company also maintains a long-term care insurance plan to supplement the Company’s disability plan for Mr. Gray. Overall perquisites are a relatively modest element of the compensation program. Benefits and perquisites are reported under All Other Compensation in the Summary Compensation Table.

Potential Post Termination or Change in Control Benefits

An important consideration in our ability to attract and retain key personnel is our ability to minimize the impact on our management team of the possible disruption associated with our analysis of strategic opportunities and to be completely aligned with shareholder interests. Accordingly, we believe that it is in the best interest of the Company and its stockholders to provide our NEOs with reasonable financial arrangements in the event of termination of employment following a change in control or involuntary termination of employment for reasons other than cause following a change in control. The Company maintains an employment agreement with its Chief Executive Officer and change in control arrangements with the other NEOs. The employment agreement was intended to ensure that the CEO devotes his energy and attention to the long-term interest of the stockholders. The Company does not have any employment agreements with any other NEO or employee.

Since 2009, the Company no longer enters into an employment or change in control agreement that provides for a tax indemnification payment in the event that the payment under the agreement results in additional tax liability under Section 280G of the Internal Revenue Code (a “Tax Indemnification Payment”). However, the Company maintains one legacy change in control agreement, with Mr. Gray, which was entered into in 2008, prior to the 2009 change, which provides for a potential Tax Indemnification Payment.

Additional Compensation Information

Risk Assessment and Related Considerations

The Chief Risk Officer conducts an annual risk review of the Company’s incentive compensation plans (the short-term and long-term incentive plans) as approved by the Committee for all eligible employees within the Company. This review for 2024 reported that the plans fit within established risk parameters and strategic plans. The Committee concluded that the incentive compensation plans do not motivate excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

The review determines if these plans encourage behaviors that expose the Company to unacceptable levels of risk. The review evaluates the balance of compensation elements between cash, performance shares, restricted stock grants, fixed versus variable compensation, and long-term versus short-term compensation. The plans consider the level of potential cash incentive compensation as compared to base salary, the focus of individual and corporate goals, as well as the weighting and balance of goals, and internal controls in place to mitigate possible excessive risk taking. Additionally, the plans include mechanisms for “deferral of payment” and/or “forfeiture of payment” relating to ethical business standards and clawback policies, as approved by the Committee, under which the Company may recover and/or revoke payments of incentive compensation attributable to certain trigger events, including employee misconduct and/or financial restatement.

During 2024 the Committee continued to reinforce its risk-based approach to total compensation in various ways, such as incenting on adjusted core profitability metrics and shareholder return, retaining a risk-based performance measure for Asset Quality and providing risk adjustment features that allows the Committee to reduce incentive awards in light of risk or regulatory concerns. The Committee remains committed to continuing to review and evolve compensation plans and ensure they represent sound and balanced risk management practices. The proper application of risk and governance, within the context of established strategic objectives, remain the driving factors in establishing the incentive compensation plans.

Other Compensation and Governance Policies and Practices

Stock Ownership and Retention Guidelines. The Company maintains Stock Ownership Guidelines for its SEC-reporting senior executives and directors and all other executives, which requires the following minimum investment in Company common stock:

Independent Directors	Five times (5.0x) annual cash retainer
President and Chief Executive Officer	Four and a half times (4.5x) annual base salary
Chief Operating Officer	Three and a half times (3.5x) annual base salary
Senior Executive Vice Presidents	Two and a half times (2.5x) annual base salary
Executive Vice Presidents	One and a half times (1.5x) annual base salary

Shares that satisfy the stock ownership guidelines include Company stock owned outright and time-based restricted stock whether or not vested. Unexercised stock options and unvested performance shares do not count toward the guidelines.

Newly hired senior executives, executives, directors and current employees of the Company are expected to satisfy the stock ownership guidelines within five years of the date such individual first became subject to the guidelines, unless the Committee determines otherwise. The guidelines include a retention policy which requires a minimum of 50% of shares (net of taxes) to be held upon each vesting until the ownership guidelines are met. Should covered individuals no longer meet the stock ownership guidelines, they will have 18 months to acquire additional Company stock in order to satisfy the ownership guidelines. The Committee reserves the right to make exceptions as appropriate.

Clawback Policies. Our Board of Directors has adopted a clawback policy that complies with the New York Stock Exchange listing standards as mandated by the SEC. The policy requires the clawback of incentive-based compensation erroneously received by current or former executive officers after an accounting restatement (calculated based on an error that was subsequently corrected in the accounting restatement), regardless of any misconduct or knowledge of the officer who received the compensation. This policy is intended to supplement any other clawback provisions implemented by the Company in effect now, or in the future. In addition to the SEC compliant clawback policy, equity awards granted under the Company’s 2022 Equity Incentive Plan are subject to clawback if the Company is required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the federal securities laws, and the automatic forfeiture provisions under Section 304 of the Sarbanes-Oxley Act of 2002 apply as a result. The equity awards granted under the Company’s 2022 Equity Incentive Plan are also subject to cancellation upon a termination of employment for cause.

Impact of Taxation on the Form of Compensation. The Committee considers a variety of factors, including the Company’s tax position, the materiality of the payments and tax deductions involved, the objectives of the executive compensation programs and the Company’s compensation philosophy in structuring compensation programs and making compensation decisions. In general, Section 162(m) of the Code generally limits to $1.0 million the deduction that a company is permitted to take for annual compensation paid to each “covered employee.” A “covered employee” includes any person who served as CEO or CFO of a company at any time during a fiscal year and the three other most highly compensated executive officers for that fiscal year and any other person who was a covered employee in a previous taxable year after December 31, 2016. Due to the continued importance and benefit to the Company and our stockholders of awarding compensation that is structured to properly incentivize our executive officers, the Committee believes that it is in our best interests to retain flexibility in awarding compensation, even if some awards may be non-deductible compensation expenses to the Company.

The Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission and has discussed it with management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document.

The Compensation Committee of the Board of Directors of Berkshire Hills Bancorp, Inc.

Jeffrey W. Kip, Chair

David M. Brunelle

Mary Anne Callahan

Mihir A. Desai

Summary Compensation Table

The following table provides the total compensation earned by or paid to the Named Executive Officers for the fiscal years ended December 31, 2024, 2023, and 2022, respectively.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Nitin J. Mhatre,	2024	835,000	—	886,410	—	704,970	—	236,570	2,662,950
President,	2023	835,000	—	905,934	—	584,542	—	307,905	2,633,381
Chief Executive Officer	2022	775,000	—	813,751	—	871,875	—	148,974	2,609,600
Brett Brbovic,	2024	293,071	—	165,018	—	109,922	—	24,642	592,653
Executive Vice President and	2023	253,575	—	111,274	—	59,172	—	12,163	436,184
Chief Financial Officer	2022	245,000	—	32,019	—	75,000	—	6,851	358,870
Sean A. Gray,	2024	584,000	—	501,885	—	394,445	—	310,642	1,790,972
Senior Executive Vice President,	2023	584,000	—	516,664	—	327,063	—	167,736	1,595,463
Chief Operating Officer	2022	566,500	—	577,851	—	509,850	—	166,652	1,820,853
James C. Brown,	2024	470,000	—	377,788	—	290,933	—	37,452	1,176,173
Senior Executive Vice President, Head of Commercial	2023	430,231	—	150,000	—	241,284	—	20,154	841,669
Gregory D. Lindenmuth,	2024	355,350	—	161,681	—	180,008	—	26,875	723,914
Senior Executive Vice President,	2023	355,350	—	160,000	—	149,258	—	16,351	680,959
Chief Risk Officer	2022	345,000	—	165,625	—	155,250	—	15,534	681,409
R. David Rosato,	2024	250,000	—	401,898	—	—	—	20,613	672,511
Former Senior Executive Vice President and Chief Financial Officer	2023	432,692	—	200,000	—	256,685	—	94,503	983,880

(1)	Messrs. Brown and Rosato were Named Executive Officers for the first time in 2023 and pursuant to SEC rules, compensation for prior years is not required to be reported.
(2)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 and represent an award under the Company’s performance-based, long-term incentive compensation program. Awards consist of restricted stock, a portion of which vests ratably over three years and a portion that vests based on the achievement of certain performance criteria. Since all awards vest after the year in which they are granted, none of the Named Executive Officers recognized any income from the awards in the year they were granted. Amounts shown are the aggregate grant date fair value of restricted stock awards. Total values for stock awards reported in this table may not match other tables due to rounding. Based on the fair value at grant date, the following are the maximum potential values of the performance shares for the 2024-2026 performance period assuming maximum level of performance is achieved: Mr. Mhatre, $803,565; Mr. Gray, $454,971; Mr. Brown, $342,473, and Mr. Lindenmuth, $146,555. Mr. Brbovic was not granted performance shares in 2024. Mr. Rosato forfeited all of his unvested stock awards when he resigned. More information about these awards can be found in the Grants of Plan-Based Awards table and in the Outstanding Equity Awards at December 31, 2024 table.
(3)	The Supplemental Executive Retirement Agreements do not provide for above-market earnings and therefore amounts are not included in this column.
(4)	Details of the amounts reported in the “All Other Compensation” column for 2024 are provided in the following table:

Name	401(k) Employer Contribution ($)	Dividends on Restricted Stock ($)	Automobile ($)	Financial Planning ($)	Membership Fees ($)	Long-Term Care Premiums and Imputed Income on Life Insurance* ($)	Long-Term Disability ($)	Other ** ($)	Total ($)
Nitin J. Mhatre	—	74,967	18,000	—	14,152	—	4,451	125,000	236,570
Brett Brbovic	11,630	5,512	7,500	—	—	—	—	—	24,642
Sean A. Gray	13,200	61,206	15,000	——	—	29,570	3345	188,321	310,642
James C. Brown	—	1,815	15,000	6,000	14,195	—	442	—	37,452
Gregory D. Lindenmuth	13,200	13,233	—	—	—	—	442	—	26,875
R. David Rosato	10,710	1,961	7,500	—	—	—	442	—	20,613

*	Amount shown reflects long-term care premiums in the amount of $29,072 and split dollar life imputed income in the amount of $498.12.
**	The Company credited Mr. Mhatre and Mr. Gray’s Supplemental Executive Retirement Agreement account balances with $125,000 and $100,000, respectively, pursuant to the terms of the agreements. In addition, for Sean Gray, the Company provided graduate-level educational assistance for a Master of Business Administration degree at Duke University in the amount of $88,321 (for 2024 and one semester in 2025).

Grants of Plan-Based Awards

The following table provides information concerning the award opportunities granted to the Company’s NEOs in 2024, and the amounts, if any, that may be paid in future years.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Awards(3) ($)
Nitin J. Mhatre	1/30/2024	—	626,250	—	—	—	—	—	—
	1/30/2024	—	—	—	—	—	—	14,000	350,700
	1/30/2024	—	—	—	10,500	21,000	31,500	—	535,710
Brett Brbovic	4/1/2024	—	130,000	—	—	—	—	2,922	65,015
	7/1/2024	—	—	—	—	—	—	4,388	100,003
Sean A. Gray	1/30/2024	—	350,400	—	—	—	—	—	—
	1/30/2024	—	—	—	—	—	—	7,927	198,571
	1/30/2024	—	—	—	5,945	11,890	17,835	—	303,314
James C. Brown	1/30/2024	—	258,500	—	—	—	—	—	—
	1/30/2024	—	—	—	—	—	—	5,967	149,473
	1/30/2024	—	—	—	4,475	8,950	13,425	—	228,315
Gregory D. Lindenmuth	1/30/2024	—	159,908	—	—	—	—	—	—
	1/30/2024	—	—	—	—	—	—	2,554	63,978
	1/30/2024	—	—	—	1,915	3,830	5,745	—	97,703
R. David Rosato	1/30/2024	—	—	—	—	—	—	6,348	159,017
	1/30/2024	—	—	—	4,760	9,521	14,281	—	242,881

(1)	Amount represents awards granted for future payment to the Named Executive Officers under the Short-Term Incentive Plan (STI). Please see the section titled “Compensation Discussion and Analysis – Short-Term Incentive Compensation” for a discussion of the STI. Amount shown for Mr. Brbovic is based on his base salary as Chief Financial Officer.
(2)	Amount shown reflects the number of restricted stock awards, subject to performance-based vesting, that may be earned under the Long-Term Incentive Plan (LTI). Performance below threshold may result in no award payable to the Named Executive Officer. Please see the section titled “Compensation Discussion and Analysis – Long-term Incentive Plan” for a discussion of the LTI.
(3)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2024

The following table provides information concerning unvested stock awards for each Named Executive Officer as of December 31, 2024. The NEOs do not hold any stock options.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(12)
Nitin J. Mhatre	1/30/2022	—	—	3,752	(1)	106,669	16,882	(9)	479,955
	1/30/2023	—	—	7,702	(2)	218,968	17,327	(10)	492,607
	1/30/2024	—	—	14,000	(3)	398,020	21,000	(11)	597,030
Brett Brbovic	4/1/2022	—	—	741	(4)	21,067	—		—
	1/30/2023	—	—	1,373	(5)	39,034	—		—
	4/1/2023	—	—	2,038	(6)	57,940	—		—
	4/1/2024	—	—	2,922	(7)	83,072	—		—
	7/1/2024	—	—	4,388	(8)	124,751	—		—
Sean A. Gray	1/30/2022	—	—	2,665	(1)	75,766	11,988	(9)	340,819
	1/30/2023	—	—	4,392	(2)	124,865	9,882	(10)	280,945
	1/30/2024	—	—	7,927	(3)	225,365	11,890	(11)	338,033
James C. Brown	1/30/2023	—	—	2,471	(2)	70,251	—		—
	1/30/2024	—	—	5,967	(2)	169,642	8,950	(11)	254,449
Gregory D. Lindenmuth	1/30/2022	—	—	764	(1)	21,721	3,436	(9)	97,685
	1/30/2023	—	—	1,406	(2)	39,973	3,162	(10)	89,896
	1/30/2024	—	—	2,554	(3)	72,610	3,830	(11)	108,887

(1)	Remaining shares granted on January 30, 2022 will vest on January 30, 2025.
(2)	Remaining shares granted on January 30, 2023 will vest ratably on each January 30th through 2026, except for Mr. Brown, whose shares will vest ratably on each January 30th through 2025.
(3)	Shares granted on January 30, 2024 will vest ratably on each January 30th through 2027.
(4)	Remaining shares granted on April 1, 2022 will vest on April 1, 2025.
(5)	Remaining shares granted on January 30, 2023 will vest 50% ratably on each January 30th through 2026 and the other 50% cliff vest on January 30,2026.
(6)	Remaining shares granted on April 1, 2023 will vest ratably on each April 1st through 2026 and the other 50% cliff vest on April 1, 2026.
(7)	Shares granted on April 1, 2024 will vest 50% ratably on each April 1st through 2027 and the other 50% cliff vest on April 1, 2027.
(8)	Shares granted on July 1, 2024 will vest ratably on each July 1st through 2027.
(9)	These shares are subject to vesting based upon the achievement of specific goals. The actual award, if any, will be determined and vest on the first compensation committee meeting following January 30, 2025 based on the 2022-2024 performance period.
(10)	These shares are subject to vesting based upon the achievement of specific goals. The actual award, if any, will be determined and vest on the first compensation committee meeting following January 30, 2026 based on the 2023-2025 performance period.
(11)	These shares are subject to vesting based upon the achievement of specific goals. The actual award, if any, will be determined and vest on the first compensation committee meeting following January 30, 2027 based on the 2024-2026 performance period.
(12)	Computed based on the $28.43 closing price of the Company’s common stock on December 31, 2024.

Option Exercises and Stock Vesting

The following table provides information concerning the vesting of restricted stock awards for each Named Executive Officer, on an aggregate basis, during 2024. The NEOs do not hold any stock options.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Nitin J. Mhatre	—	—	44,183	1,106,784
Brett Brbovic	—	—	2,984	67,171
Sean A. Gray	—	—	35,394	886,620
James C. Brown	—	—	2,470	61,874
Gregory D. Lindenmuth	—	—	7,841	196,417
R. David Rosato	—	—	2,660	59,185

(1)	Represents the aggregate value realized in 2024 upon the vesting of restricted stock awards granted in prior years under the Company’s long-term incentive plan and based on the value of the Company’s stock on the applicable vesting dates for each award. The value realized by the NEO upon vesting is also the amount reported as 2024 taxable income.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have a formal policy or obligation that requires it to grant or award equity-based compensation on a specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended December 31, 2024.

Employment and Change in Control Arrangements

Employment Agreement.

The Company, the Bank and Mr. Mhatre entered into an employment agreement effective as of January 21, 2024 (the “Employment Agreement”). The term of the Employment Agreement is three years, and the term may be extended by mutual consent. The base salary for Mr. Mhatre is $835,000 in 2025. In addition to base salary, the Employment Agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees.

The Bank may terminate Mr. Mhatre’s employment for “cause” (as defined in the Employment Agreement) at any time, in which event Mr. Mhatre would have no right to receive compensation or other benefits for any period after his termination of employment. Certain events resulting in Mr. Mhatre’s termination of employment entitle him to severance benefits. In the event of Mr. Mhatre’s involuntary termination of employment without “cause” or in the event of a voluntary termination for “good reason” (as defined in the Employment Agreement), Mr. Mhatre would become entitled to a severance payment in the form of a cash lump sum payment equal to Mr. Mhatre’s base salary for the remaining unexpired term of the Employment Agreement, plus annual cash bonuses for each year (prorated in the event of a partial year) remaining under the unexpired term of the Employment Agreement. For purposes of determining the bonus(es), the amount of the annual cash bonus shall be equal to the greater of (i) the average cash incentive earned in the prior three calendar years, or (ii) the cash incentive that would be paid or payable to Mr. Mhatre receiving the annual incentive at target for the fiscal year in which such termination occurs. In addition, Mr. Mhatre and his dependents would become entitled, at no expense to him, to the continuation of non-taxable medical and dental coverage for the remaining unexpired term of the Employment Agreement, or if the coverage is not permitted by applicable law or if providing the benefits would subject the Bank to penalties, Mr. Mhatre will receive a cash lump sum payment equal to the value of the benefits.

In the event of a “change in control” (as defined in the Employment Agreement) of the Company or Bank followed within twenty-four months by the executive’s involuntary termination of employment for a reason other than for cause or upon his voluntary termination for good reason, Mr. Mhatre would become entitled to a severance payment in the form of a cash lump sum equal to three times his base salary and three times the greater of the (i) average cash incentive earned in the prior three calendar years, or (ii) the cash incentive that would be paid at target for the fiscal year in which such termination occurs and full vesting of any equity awards. In addition, Mr. Mhatre would become entitled, at no expense to him, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following his termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject the Bank to penalties, he will receive a cash lump sum payment equal to the value of the benefits.

Upon termination of the executive’s employment (other than following a change in control), Mr. Mhatre will be subject to certain restrictions on his ability to compete or to solicit business or employees of the Bank and the Company for a period of one year following his termination of employment. The Employment Agreement also includes provisions protecting the Company’s and Bank’s confidential business information.

Change in Control Arrangements.

The Company and Berkshire Bank entered into a change in control agreement with Mr. Gray. The change in control agreement has a term of three years and is renewable annually for an additional year at the sole discretion of the boards of directors of the Company and Berkshire Bank. Messrs. Brown, Lindenmuth and Brbovic participate in the Berkshire Bank Enhanced Change in Control Severance Plan. See “Potential Payments Upon Termination or Change in Control” for a discussion of the benefits and payments under these arrangements.

Non-qualified Deferred Compensation

The following table provides information for the nonqualified deferred compensation plans in which Messrs. Mhatre and Gray participated in 2024. No other named executive officer participated in a nonqualified deferred compensation plan.

Name	Plan Name	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in 2024 ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Nitin J. Mhatre	Supplemental Executive Retirement Agreement	125,000	—	500,000
Sean A. Gray	Supplemental Executive Retirement Agreement	100,000	—	600,000

(1)	Contributions included in the “Registrant Contributions in Last Fiscal Year” column are included as compensation for the Named Executive Officer in the Summary Compensation Table.
(2)	Amounts included in the “Aggregate Balance at Last Fiscal Year End” have been reported as compensation for the Named Executive Officer in the Summary Compensation Table in the applicable years.

Supplemental Executive Retirement Agreements

On April 1, 2021, Berkshire Bank entered into a supplemental executive retirement agreement with Mr. Mhatre. Under the terms of the agreement, Mr. Mhatre is entitled to the value of the vested account balance upon his termination of employment or death. Berkshire Bank will credit the account balance with an annual amount of $125,000 as of April 1, 2021, and each subsequent April 1, commencing April 1, 2022, provided that Mr. Mhatre is employed with the Berkshire Bank on the date of such contribution. The account balance is subject to a five-year vesting schedule, with 20% of the account balance vesting each year, commencing on April 1, 2022, subject to full vesting in the event of death, disability or a termination of employment within two years following a change in control. In the event of Mr. Mhatre’s termination of employment for a reason other than for cause prior to normal retirement age (age 65) and in connection with or within two years following a change in control (as defined in the agreement), Mr. Mhatre’s account balance shall become fully vested and the amount of the account balance shall be increased to equal the amount that Berkshire Bank would have otherwise credited Mr. Mhatre’s account through the calendar year in which Mr. Mhatre would have attained normal retirement age. Upon a termination of employment or death, the account balance will be paid in a lump sum payment to Mr. Mhatre or his beneficiary, as applicable. See “Potential Payments Upon Termination or Change-in-Control” for a discussion of payments under this agreement.

Berkshire Bank and Sean A. Gray entered into a supplemental executive retirement agreement effective as of January 1, 2019. Under the terms of the agreement, Berkshire Bank will credit the account balance with $100,000 commencing on January 1, 2019 and on each January 1st through 2028, provided that the executive is employed with Berkshire Bank on the date of such contribution. Berkshire Bank will make a final contribution as of January 1, 2028 for a total potential contribution of $1.0 million. Mr. Gray is entitled to the value of the vested account balance upon his termination of employment or death. Upon a termination of employment or death, the account balance will be paid in a lump sum payment to the Executive or his beneficiary, as applicable. In the event the Executive's employment is terminated within two years following a change in control (as defined in the agreement), an amount equal to $1.0 million will be paid to the Executive in a single payment. See “Potential Payments Upon Termination or Change-in-Control” for a discussion of payments under this agreement.

Potential Payments Upon Termination or Change-in-Control

The following table summarizes the estimated payments that would be made to the NEOs upon termination of employment as of December 31, 2024, pursuant to each executive’s employment agreement, change in control arrangement, equity awards, benefit plans and other arrangements. The amounts shown do not include the executive’s vested account balance in the Bank’s 401(k) Plan, non-qualified deferred compensation plans and the value of continued long-term care insurance, if applicable. The amounts shown relating to unvested restricted stock awards are based on the fair market value of the Company’s common stock on December 31, 2024, which was $28.43. The actual amounts to be paid to an executive can only be determined at the time of such executive’s separation from service with the Company.

The following table provides the estimated amount of compensation payable to Mr. Mhatre for each of the termination events listed below.

	Termination for Cause ($)(1)	Termination Without Cause or for Good Reason ($)(2)	Payments Due Upon Change in Control With Termination of Employment ($)(3)	Disability ($)(4)	Death ($)(5)
Cash severance	—	4,689,626	4,689,626	—	—
In-kind benefits	—	77,690	80,271	51,793	—
Restricted stock vesting(7)	—	—	2,293,249	2,293,249	2,293,249
SERP	—	300,000	1,700,000	—	—

The following table provides the estimated amount of compensation payable to Messrs. Gray, Brown, Lindenmuth, and Brbovic upon their termination of employment in connection with a change in control. The change in control agreements entered into with the executives do not provide for any severance payments or benefits in the event of a termination of employment that is not in connection with or subsequent to a change in control.1) Cause ($)(1)

	Brett Brbovic(6) ($)	Sean A. Gray(6)(9) ($)	James Brown(6) ($)	Gregory D. Lindenmuth(6) ($)
Cash severance	1,365,000	3,868,306	2,185,501	1,545,773
In-kind benefits	80,077	51,302	79,836	32,225
Restricted stock vesting(7)	325,865	1,385,792	494,341	430,771
SERP(8)	—	400,000	—	—

(1)	Upon a termination for “cause” (as defined in the applicable agreements), the executive will have no right to receive compensation or other benefits under the employment agreement and SERP. In addition, he will forfeit all non-vested restricted stock awards.
(2)	Under the executive’s employment agreement, upon an involuntary termination for a reason other than for cause or if the executive voluntarily resigns for “good reason” (as defined in the employment agreement), the executive (or, upon death, his beneficiary) would be entitled to receive a severance payment in the form of a cash lump sum payment equal to the base salary for the remaining unexpired term of the employment agreement plus annual cash bonuses for each year (prorated in the event of a partial year) remaining under the unexpired term of the employment agreement. In addition, he and his dependents would become entitled, at no cost to the executive, to the continuation of non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement. Upon termination of the executive’s employment under these circumstances, the executive must adhere to a one-year non-competition and non-solicitation restriction. The amount shown in this column assumes the remaining term of the contract is three years. Under the executive’s supplemental executive retirement agreement, if Mr. Mhatre separates from service for a reason other than cause, he will receive his vested benefit at the time of separation from service in a lump sum. If Mr. Mhatre is a “specified employee” (as defined in Section 409A of the Code), the amounts payable under the employment agreement and supplemental executive retirement agreement will be paid six months after his separation from service.

(3)	Under the executive’s employment agreement, upon an involuntary termination, other than for cause, or voluntary termination (upon the occurrence of circumstances specified in the agreements) in connection with or following a change in control of the Company or the Bank, the executive would be entitled to a cash severance payment equal to three times base salary and cash incentive, plus the annual cash incentive pro-rated through the date of termination, and life insurance and non-taxable medical and dental coverage substantially identical to the coverage maintained for the executive prior to termination of employment for 36 months at no cost to the executive. Under the supplemental executive retirement agreement, in the event of Mr. Mhatre separates from service for a reason other than for cause prior to normal retirement age (age 65) and in connection with or within two years following a change in control (as defined in the agreement), Mr. Mhatre’s account balance will become fully vested and the amount of the account balance shall be increased to equal the amount that the Bank would have otherwise credited Mr. Mhatre’s account through the calendar year in which Mr. Mhatre would have attained normal retirement age and the amount shown reflects the non-vested portion that would become vested upon a qualifying termination of employment following a change in control. If Mr. Mhatre is a “specified employee” (as defined in Section 409A of the Code), the amounts payable under the employment agreement and supplemental executive retirement agreement will be paid six months after his separation from service.
(4)	Under the executive’s employment agreement, upon a termination due to “disability” (as defined in the employment agreement), the executive would be entitled to continued non-taxable medical and dental insurance, at no cost to the executive, until the earlier of the second anniversary of the date of termination or age sixty-five (65). This column shows the value of two years of continued insurance. Additionally, the executive would be entitled to receive benefits under the provisions of disability insurance coverage in effect for Berkshire Bank employees and executives. Upon termination due to disability, restricted stock awards granted pursuant to our equity incentive plans automatically vest. The executive does not hold any stock options.
(5)	Under the executive’s employment agreement, upon death, the executive’s beneficiary will receive any earned but unpaid compensation and vested benefits due the executive as of the date of death. In addition, the executive’s estate or beneficiary would be entitled to receive benefits under the provisions of any life insurance coverage in effect for Berkshire Bank employees and executives. Upon termination due to death, restricted stock awards granted pursuant to our equity incentive plans automatically vest. The executive does not hold any stock options.
(6)	Mr. Gray’s change in control agreement provides that upon an involuntary termination, other than for cause, or voluntary termination (upon the occurrence of circumstances specified in the agreements) following a change in control of the Company or the Bank, the executive would be entitled to a cash severance payment equal to three times his average annual compensation for the five years preceding the change in control, and life insurance and non-taxable medical, dental and disability coverage substantially identical to the coverage maintained for the executive prior to his termination of employment for 36 months following the executive’s termination of employment. The executive would also be entitled to receive a tax indemnification payment if payments under the change in control agreement trigger liability under Section 280G of the Code for the excise tax applicable to “excess parachute payments.” The estimated amount of the tax indemnification payment is $2,747,393 and this amount is not reflected in the above table. Beginning in 2009, the Company determined that it would no longer enter into change in control agreements that provide for a tax gross-up for any taxes as a result of “excess parachute payments” under Section 280G of the Code and Mr. Gray’s change in control agreement was entered into before the Company adopted this position. The change in control arrangements entered into with Messrs. Brbovic, Brown, and Lindenmuth provide that upon an involuntary termination, other than for cause, or voluntary termination (upon the occurrence of circumstances specified in the agreements) in connection with or following a change in control of the Company or the Bank, the executive would be entitled to a cash severance payment equal to three times base salary and cash incentive, plus the annual cash incentive pro-rated through the date of termination, and life insurance and non-taxable medical and dental coverage substantially identical to the coverage maintained for the executive prior to termination of employment for 36 months following termination of employment, with the executive paying his share of the premiums. For Messrs. Brbovic, Brown, and Lindenmuth, severance payments would be reduced to avoid liability under Section 280G of the Code for the excise tax applicable to “excess parachute payments” and it is estimated that Messrs. Brbovic, Brown, and Lindenmuth’s payments would be reduced by $573,308, $679,792 and $390,005, respectively, which is not shown in the above table. None of the change in control arrangements entitle the executives to any tax indemnification payment (a “tax gross-up”) if payments trigger liability under Sections 280G and 4999 of the Internal Revenue Code for an excise tax on “excess parachute payments.”
(7)	In the event of a change in control of the Company or the Bank, equity awards subject to time-based vesting automatically vest only if an executive experiences a qualifying termination of employment following a change in control (a “double trigger”). The amount shown reflects the value of such awards as well as equity awards subject to performance-based vesting.
(8)	The supplemental executive retirement agreement entered into with Mr. Gray provides that upon an involuntary termination, other than for cause, or voluntary termination (upon the occurrence of circumstances specified in the agreement) in connection with or following a change in control of the Company or the Bank, death or disability, the executive would become entitled to a payment in the amount of $1 million. The executive’s benefit is subject to a five-year vesting schedule, with twenty percent (20%) of the account vesting each year, commencing on January 1, 2020. The amount shown reflects the non-vested portion that would become vested upon a qualifying termination of employment following a change in control.
(9)	To supplement the Bank’s disability programs, the Bank implemented a long-term care plan (“LTC Plan”) in 2015. Mr. Gray participates in the LTC Plan. Mr. Gray will become vested upon the earliest of (i) the executive attaining age 62 with ten years of service; (ii) the executive attaining age 55 with 20 years of service; (iii) a change in control; (iv) or disability. Once vested, an individual and his spouse are generally eligible for long-term care benefits during their lifetime, at no cost to the covered individual, and with the Bank paying the cost of such coverage. The above table does not reflect the value of such continued coverage.

In connection with Mr. Rosato’s resignation, which was effective June 14, 2024, Mr. Rosato forfeited his non-vested equity awards, and he did not receive a cash incentive payment for 2024 or a severance payment.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our median compensated employee and the annual total compensation of Nitin J. Mhatre, our CEO as of December 31, 2024.

The 2024 annual total compensation of our median employee, other than Mr. Mhatre, was $61,001 and the 2024 annual total compensation of Mr. Mhatre, as reported in the Summary Compensation Table, was $2,662,950 . Based on this information, for 2024, we estimate the ratio of the annual total compensation of Mr. Mhatre to the annual total compensation of our median employee was 44 to 1. As of December 31, 2024, the date we selected to identify our median employee, we identified our median employee based on compensation paid during 2024 to all our employees, other than Mr. Mhatre, who were employed by us on December 31, 2024. Further, we determined the annual total compensation of our median employee based on total cash compensation, which included base pay, commissions and bonuses, and we included all employees, whether employed on a full-time, part-time or seasonal basis, and no full-time equivalent adjustments were made for part-time employees. We then identified and calculated the elements of this employee’s total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

The SEC’s rules regarding the identification of the median compensated employee and the process of the calculating the pay ratio, allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Five-Percent Stockholders

The following table provides information as of March 10, 2025, with respect to persons known by the Company to be the beneficial owners of 5% or more of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which they have, directly or indirectly, sole or shared voting or investing power. Percentages are based on 46,379,051 shares outstanding at March 10, 2025.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
BlackRock, Inc. 50 Hudson Yards New York, New York 10001	6,188,878	13.3%
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	5,152,068	11.1%
Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	2,686,281	5.8%

(1)	Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 5, 2025.
(2)	Based on information contained in a Schedule 13F filed with the U.S. Securities and Exchange Commission on February 11, 2025.
(3)	Based on information contained in a Schedule 13F filed with the U.S. Securities and Exchange Commission on February 13, 2025.

Stock Ownership of Directors and Executive Officers

The following table provides information about the shares of Company common stock that are owned by each director of the Company, by Named Executive Officers and the aggregate number of shares owned by all directors and Named Executive Officers as a group as of March 10, 2025. A person may be considered to own any shares of common stock over which they have, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown and none of the shares has been pledged. The number of shares and options exercisable within 60 days owned by all directors and Named Executive Officers as a group totaled 435,915 of our outstanding common stock as of March 10, 2025. Each director and Named Executive Officer owned less than 1.0% of our outstanding common stock as of that date. Percentages are based on 46,379,051 shares outstanding at March 10, 2025. The correspondence address for each individual is 60 State Street, Boston, Massachusetts 02109.

Name	Number of Shares Owned (Excluding Options)(1)	Options Exercisable Within 60 Days	Total
Directors
David M. Brunelle(2)	23,390	—	23,390
Mary Anne Callahan	29,374	—	29,374
Nina A. Charnley	8,430	—	8,430
Mihir A. Desai	6,835	—	6,835
William H. Hughes III	12,905	—	12,905
Jeffrey W. Kip	18,293	—	18,293
Sylvia Maxfield	11,484	—	11,484
Nitin J. Mhatre	115,411	—	115,411
Laurie Norton Moffatt	20,771	—	20,771
Karyn Polito	5,449	—	5,449
Eric S. Rosengren	4,922	—	4,922
Named Executive Officers Who Are Not Directors
Brett Brbovic	20,376	—	20,376
James C. Brown	8,493	—	8,493
Sean A. Gray	118,265	—	118,265
Gregory D. Lindenmuth	31,517	—	31,517
All Named Executive Officers and Directors as a Group (15) persons)	435,915	—	435,915

(1)	This column includes the following shares held in trust for such directors and Named Executive Officers:

Name	Shares of Granted but Unvested Restricted Stock Held In Trust	Shares Held In Trust in the Berkshire Bank 401(k) Plan
Directors
David M. Brunelle	—	—
Mary Anne Callahan(3)	—	—
Nina A. Charnley	—	—
Mihir A. Desai	—	—
William H. Hughes III	—	—
Jeffrey W. Kip(4)	—	—
Sylvia Maxfield	—	—
,Nitin J. Mhatre	13,185	—
Laurie Norton Moffatt(4)	—	—
Karyn Polito	—	—
Eric S. Rosengren	—	—
Brett Brbovic	11,188	582
James C. Brown	3,978	—
Sean A. Gray	7,481	2,725
Gregory D. Lindenmuth	2,406	12,459

(2)	Includes 4,000 shares held in Mr. Brunelle’s individual retirement account.
(3)	Includes 16,000 shares held in Ms. Callahan’s individual retirement account and 779 shares held in a trust.
(4)	Mr. Kip and Ms. Norton Moffatt do not intend to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders.

Changes in Control

Other than the Company’s previously disclosed pending merger with Brookline Bancorp, Inc. management of Berkshire knows of no arrangements, including any pledge by any person of securities of Berkshire, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company, as well as the number of securities available for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	44,400	$26.65	787,382
Equity compensation plans not approved by security holders	—	—	—
Total	44,400	$26.65	787,382

ITEM 13. Certain Relationships and Related Transactions

Director Independence

All of the Company’s directors are independent under the listing requirements of The New York Stock Exchange (the “NYSE”), except for Mr. Mhatre who is an officer of the Company and the Bank. Additionally, all of the members of the Audit, Compensation and Corporate Governance/Nominating Committees are independent in accordance with the listing standards of the NYSE, and, in the case of members of the Audit and Compensation Committees, applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the Federal Deposit Insurance Corporation (“FDIC”). In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed, including loans or lines of credit that the Bank has directly or indirectly made to Director Norton Moffatt.

Transactions with Certain Related Persons

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Berkshire Bank to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Berkshire Bank is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made to executive officers under a benefit program maintained by Berkshire Bank that is generally available to all other employees and that does not give preference to any executive officer over any other employee.

The disinterested members of the Board of Directors periodically review, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of determining that the transactions are fair, reasonable and within Company policy and should be ratified and approved. For the 2024 fiscal year, the Company was not engaged in any transactions with related persons of a type or in such amount that was required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and their related interests, exceeds $500,000 must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our loans to our officers and directors and their related entities was $1.6 million at December 31, 2024. As of December 31, 2024, these loans were performing according to their original terms.

ITEM 14. Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for selecting and managing compensation of the accounting firm and overseeing its work. The Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the Accounting Firm. This process is intended to ensure that the accounting firm does not provide any non-audit services that are prohibited by law or regulation. Requests for services by the Accounting Firm must be specific as to the particular services to be provided for compliance with the auditor services policy. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the years ended December 31, 2024 and 2023, respectively, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2024 and 2023, respectively, by Crowe:

Fees	2024	2023
Audit Fees(1)	$1,185,000	$1,201,000
Audit-Related Fees(2)	200,000	122,000
Tax Fees(3)	294,000	243,000
All Other Fees	—	—
Total Fees	$1,679,000	$1,566,000

(1)	Includes fees for audit of the financial statements and internal control over financial reporting, as well as quarterly reviews.
(2)	Includes fees related to HUD audit, 401(k) plan audit, and Consent and Registration statement filings.
(3)	Includes fees related to tax return and estimated payment preparation services.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Hills BANCORP, INC.

Dated: March 19, 2025	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer