Form 10-Q
period 2025-03-31
BERKSHIRE HILLS BANCORP INC
filed 2025-05-12
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 7, 2025, the Registrant had 46,311,960 shares of common stock, $0.01 par value per share, outstanding.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In thousands, except share data)
Assets
Cash and due from banks	$121,137	$182,776
Short-term investments	705,199	945,633
Total cash and cash equivalents	826,336	1,128,409

Trading securities, at fair value	5,010	5,258
Equity securities, at fair value	647	655
Securities available for sale, at fair value	669,182	655,723
Securities held to maturity (fair values of $422,151 and $433,382)	494,242	507,658
Federal Home Loan Bank stock	29,688	19,565
Total securities	1,198,769	1,188,859
Less: Allowance for credit losses on securities held to maturity	(63)	(64)
Net securities	1,198,706	1,188,795

Loans held for sale	1,322	3,076

Total loans	9,428,885	9,384,994
Less: Allowance for credit losses on loans	(116,678)	(114,700)
Net loans	9,312,207	9,270,294

Premises and equipment, net	57,680	56,609
Intangible assets	13,936	15,064
Cash surrender value of bank-owned life insurance policies	247,328	245,789
Other assets	348,754	358,442
Assets held for sale	6,930	6,930
Total assets	$12,013,199	$12,273,408

Liabilities
Demand deposits	$2,295,040	$2,324,879
NOW and other deposits	789,418	841,406
Money market deposits	3,197,331	3,610,521
Savings deposits	1,065,530	1,021,716
Time deposits	2,532,558	2,576,682
Total deposits	9,879,877	10,375,204
Short-term debt	400,000	103,500
Long-term Federal Home Loan Bank advances	162,921	212,982
Subordinated borrowings	121,674	121,612
Total borrowings	684,595	438,094
Other liabilities	251,967	292,686
Total liabilities	$10,816,439	$11,105,984
(continued)
	March 31, 2025	December 31, 2024

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 46,376,672 shares outstanding in 2025; 51,903,190 shares issued and 46,424,016 shares outstanding in 2024)	562	562
Additional paid-in capital - common stock	1,430,561	1,430,532
Unearned compensation	(8,123)	(10,106)
Retained earnings/(deficit)	14,276	(3,080)
Accumulated other comprehensive (loss)	(95,019)	(106,343)
Treasury stock, at cost (5,526,518 shares in 2025 and 5,479,174 shares in 2024)	(145,497)	(144,141)
Total shareholders’ equity	1,196,760	1,167,424
Total liabilities and shareholders’ equity	$12,013,199	$12,273,408
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Interest and dividend income
Loans	$135,163	$136,560
Securities and other	13,167	15,446
Total interest and dividend income	148,330	152,006
Interest expense
Deposits	52,888	56,862
Borrowings and subordinated notes	5,671	7,004
Total interest expense	58,559	63,866
Net interest income	89,771	88,140
Non-interest income
Deposit related fees	7,949	8,305
Loan related fees	3,787	2,663
Gain on SBA loan sales	3,276	1,699
Wealth management fees	2,955	2,884
Total fee income	17,967	15,551
Other, net	2,757	1,874
Fair value adjustments on securities	(52)	(115)
(Loss) on sale of AFS securities, net	—	(49,909)
Total non-interest income	20,672	(32,599)
Total net revenue	110,443	55,541
Provision expense for credit losses	5,500	6,000
Non-interest expense
Compensation and benefits	40,635	40,735
Occupancy and equipment	7,666	8,698
Technology	10,065	9,904
Professional services	1,714	2,676
Regulatory expenses	1,627	1,845
Amortization of intangible assets	1,128	1,205
Marketing	1,267	1,116
Merger, restructuring and other non-operating expenses	2,454	3,617
Other	3,810	6,224
Total non-interest expense	70,366	76,020

Income/(loss) before income taxes	$34,577	$(26,479)
Income tax expense/(benefit)	8,858	(6,291)
Net income/(loss)	$25,719	$(20,188)

Basic earnings/(loss) per common share	$0.56	$(0.47)
Diluted earnings/(loss) per common share	$0.56	$(0.47)

Weighted average shares outstanding:
Basic	45,684	42,777
Diluted	46,061	43,028
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$25,719	$(20,188)
Other comprehensive income/(loss), before tax:
Changes in unrealized gain on securities available-for-sale	13,959	44,287
Changes in unrealized gain/(loss) on cash flow hedges	1,463	(5,524)
Income taxes related to other comprehensive income/(loss):
Changes in unrealized gain on securities available-for-sale	(3,694)	(11,664)
Changes in unrealized gain/(loss) on cash flow hedges	(404)	1,502
Total other comprehensive income	11,324	28,601
Total comprehensive income	$37,043	$8,413
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands, except per share data)	Shares	Amount						Total
Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net (loss)	—	—	—	—	(20,188)	—	—	(20,188)
Other comprehensive income	—	—	—	—	—	28,601	—	28,601
Total comprehensive income	—	—	—	—	(20,188)	28,601	—	8,413
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(7,823)	—	—	(7,823)
Treasury shares repurchased	(182)	—	—	—	—	—	(4,045)	(4,045)
Forfeited shares	(49)	—	(195)	1,309	—	—	(1,114)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	186	—	(369)	(4,598)	—	—	4,967	—
Stock-based compensation	—	—	—	2,101	—	—	—	2,101
Other, net	(41)	—	—	—	—	—	(944)	(944)
Balance at March 31, 2024	43,415	$528	$1,422,709	$(11,297)	$(61,147)	$(114,415)	$(226,455)	$1,009,923

Balance at December 31, 2024	46,424	$562	$1,430,532	$(10,106)	$(3,080)	$(106,343)	$(144,141)	$1,167,424
Comprehensive income:
Net income	—	—	—	—	25,719	—	—	25,719
Other comprehensive income	—	—	—	—	—	11,324	—	11,324
Total comprehensive income	—	—	—	—	25,719	11,324	—	37,043
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(8,363)	—	—	(8,363)
Treasury shares repurchased	—	—	—	—	—	—	—	—
Forfeited shares	(26)	—	30	699	—	—	(729)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	1	—	(1)	(5)	—	—	6	—
Stock-based compensation	—	—	—	1,289	—	—	—	1,289
Other, net	(22)	—	—	—	—	—	(633)	(633)
Balance at March 31, 2025	46,377	$562	$1,430,561	$(8,123)	$14,276	$(95,019)	$(145,497)	$1,196,760

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income/(loss)	$25,719	$(20,188)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision expense for credit losses	5,500	6,000
Net amortization of securities	161	568
Change in unamortized net loan origination costs and premiums	(626)	799
Premises and equipment depreciation and amortization expense	1,499	1,939
Stock-based compensation expense	1,289	2,101
Accretion of purchase accounting entries, net	(414)	(221)
Amortization of other intangibles	1,128	1,205
Income from cash surrender value of bank-owned life insurance policies	(1,539)	(1,468)
(Gain) on SBA loan sales	(3,276)	(1,699)
Fair value adjustments on securities	52	115
Loss on sale of AFS securities, net	—	49,909
Net change in loans held-for-sale	1,514	(4,108)
Amortization of interest in tax-advantaged projects	(623)	134
Net change in other	(7,125)	(28,225)
Net cash provided by operating activities	23,259	6,861

Cash flows from investing activities:
Net decrease in trading security	235	222
Purchases of securities available for sale	(21,151)	(7,798)
Proceeds from sales of securities available for sale	—	361,871
Proceeds from maturities, calls, and prepayments of securities available for sale	21,565	36,344
Proceeds from maturities, calls, and prepayments of securities held to maturity	13,405	11,415
Net change in loans	(47,858)	(107,435)
Purchase of Federal Home Loan Bank stock	(68,542)	(22,610)
Proceeds from redemption of Federal Home Loan Bank stock	58,419	24,777
Net investment in limited partnership tax credits	(4,834)	(4,675)
Purchase of premises and equipment, net	(3,379)	(235)
Proceeds from sales of seasoned consumer loan portfolio	5,001	—
Net cash (used)/provided by investing activities	(47,139)	291,876

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Three Months Ended March 31,
(In thousands)	2025	2024
(continued)
Cash flows from financing activities:
Net (decrease) in deposits	(495,327)	(265,882)
Proceeds from Federal Home Loan Bank advances and other borrowings	500,000	202,000
Repayments of Federal Home Loan Bank advances and other borrowings	(253,561)	(250,055)
Purchase of treasury stock	—	(4,045)
Common stock cash dividends paid	(8,363)	—
Settlement of derivative contracts with financial institution counterparties	(20,941)	9,696
Net cash (used) by financing activities	(278,192)	(308,286)

Net change in cash and cash equivalents	(302,072)	(9,549)

Cash and cash equivalents at beginning of period	1,128,409	1,203,244

Cash and cash equivalents at end of period	$826,337	$1,193,695

Supplemental cash flow information:
Interest paid on deposits	$53,160	$57,719
Interest paid on borrowed funds	5,566	7,241
Income taxes paid, net	779	995

Other non-cash changes:
Other net comprehensive income	$11,324	$28,601
Dividends declared not yet paid	—	7,823
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	—	58,455
Reclassification of New York branch assets to assets held-for-sale	—	13,936
Reclassification of New York branch deposits to liabilities held-for-sale, net	—	484,530
Reclassification of New York branch liabilities to liabilities held-for-sale	—	12,929
Reclassification of held-for-sale loans to held-for-investment, net	240	—

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

The results for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and disclosures Berkshire Hills Bancorp, Inc. previously filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. The ASU is effective in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact to the Company’s disclosures.

NOTE 2.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $5.1 million and $5.3 million, and a fair value of $5.0 million and $5.3 million, at March 31, 2025 and December 31, 2024, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at March 31, 2025 or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
March 31, 2025
Securities available for sale
U.S. Treasuries	$7,902	$—	$(1)	$7,901
Municipal bonds and obligations	63,631	8	(3,622)	60,017	—
Agency collateralized mortgage obligations	330,167	432	(59,073)	271,526	—
Agency mortgage-backed securities	272,245	6	(46,396)	225,855	—
Agency commercial mortgage-backed securities	84,722	—	(17,510)	67,212	—
Corporate bonds	38,684	27	(2,040)	36,671	—
Total securities available for sale	797,351	473	(128,642)	669,182	—
Securities held to maturity
Municipal bonds and obligations	234,188	66	(25,342)	208,912	44
Agency collateralized mortgage obligations	99,207	—	(16,158)	83,049	—
Agency mortgage-backed securities	42,703	—	(7,485)	35,218	—
Agency commercial mortgage-backed securities	116,824	—	(23,133)	93,691	—
Tax advantaged economic development bonds	1,043	—	(39)	1,004	19
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	494,242	66	(72,157)	422,151	63
Equity securities	647	75	(75)	647	—
Total	$1,292,240	$614	$(200,874)	$1,091,980	$63

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2024
Securities available for sale
U.S. Treasuries	$6,986	$3	$—	$6,989	$—
Municipal bonds and obligations	63,952	10	(3,098)	60,864	—
Agency collateralized mortgage obligations	328,569	146	(64,153)	264,562	—
Agency mortgage-backed securities	273,969	4	(53,733)	220,240	—
Agency commercial mortgage-backed securities	85,686	—	(18,975)	66,711	—
Corporate bonds	38,689	30	(2,362)	36,357	—
Total securities available for sale	797,851	193	(142,321)	655,723	—
Securities held to maturity
Municipal bonds and obligations	235,883	129	(22,619)	213,393	44
Agency collateralized mortgage obligations	101,163	—	(17,884)	83,279	—
Agency mortgage-backed securities	43,644	—	(8,707)	34,937	—
Agency commercial mortgage-backed securities	125,547	—	(25,153)	100,394	—
Tax advantaged economic development bonds	1,144	—	(42)	1,102	20
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	507,658	129	(74,405)	433,382	64
Equity securities	655	67	(67)	655	—
Total	$1,306,164	$389	$(216,793)	$1,089,760	$64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three months ended March 31, 2025 and 2024:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2024	$44	$20	$64
Provision (benefit) for credit losses	—	(1)	(1)
Balance at March 31, 2025	$44	$19	$63

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
Provision (benefit) for credit losses	(7)	—	(7)
Balance at March 31, 2024	$41	$20	$61

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

As of March 31, 2025, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at March 31, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,561	$8,558	$597	$594
Over 1 year to 5 years	21,331	21,144	2,628	2,588
Over 5 years to 10 years	49,946	47,298	64,432	62,450
Over 10 years	30,379	27,589	167,851	144,561
Total bonds and obligations	110,217	104,589	235,508	210,193
Mortgage-backed securities	687,134	564,593	258,734	211,958
Total	$797,351	$669,182	$494,242	$422,151

During the three months ended March 31, 2025, purchases of AFS securities totaled $21.2 million. During the three months ended March 31, 2025, there were no sales of AFS securities. During the three months ended March 31, 2024, purchases of AFS securities totaled $7.8 million. During the three months ended March 31, 2024, proceeds from sales of AFS securities totaled $361.9 million. During the three months ended March 31, 2025, there were no gross gains or losses. During the three months ended March 31, 2024, gross gains totaled $5.1 million and gross losses totaled $54.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
March 31, 2025

Securities available for sale
U.S. Treasuries	$1	$7,901	$—	$—	$1	$7,901
Municipal bonds and obligations	831	28,580	2,791	27,376	3,622	55,956
Agency collateralized mortgage obligations	30	17,914	59,043	199,409	59,073	217,323
Agency mortgage-backed securities	90	7,018	46,306	218,099	46,396	225,117
Agency commercial mortgage-backed securities	—	—	17,510	67,212	17,510	67,212
Corporate bonds	188	8,162	1,852	27,698	2,040	35,860
Total securities available for sale	$1,140	$69,575	$127,502	$539,794	$128,642	$609,369

Securities held to maturity
Municipal bonds and obligations	$2,223	$69,953	$23,119	$114,554	$25,342	$184,507
Agency collateralized mortgage obligations	—	—	16,158	83,049	16,158	83,049
Agency mortgage-backed securities	—	—	7,485	35,218	7,485	35,218
Agency commercial mortgage-backed securities	—	—	23,133	93,691	23,133	93,691
Tax advantaged economic development bonds	—	—	39	1,004	39	1,004
Total securities held to maturity	2,223	69,953	69,934	327,516	72,157	397,469

Total	$3,363	$139,528	$197,436	$867,310	$200,799	$1,006,838

December 31, 2024

Securities available for sale
Municipal bonds and obligations	$773	$30,299	$2,325	$25,916	$3,098	$56,215
Agency collateralized mortgage obligations	403	45,954	63,750	200,038	64,153	245,992
Agency mortgage-backed securities	113	3,706	53,620	215,822	53,733	219,528
Agency commercial mortgage-backed securities	—	—	18,975	66,711	18,975	66,711
Corporate bonds	—	—	2,362	32,538	2,362	32,538
Total securities available for sale	$1,289	$79,959	$141,032	$541,025	$142,321	$620,984

Securities held to maturity
Municipal bonds and obligations	1,614	73,453	21,005	111,228	22,619	184,681
Agency collateralized mortgage obligations	—	—	17,884	83,279	17,884	83,279
Agency mortgage-backed securities	—	—	8,707	34,937	8,707	34,937
Agency commercial mortgage-backed securities	—	—	25,153	100,394	25,153	100,394
Tax advantaged economic development bonds	—	—	42	1,102	42	1,102
Total securities held to maturity	1,614	73,453	72,791	330,940	74,405	404,393
Total	$2,903	$153,412	$213,823	$871,965	$216,726	$1,025,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2025, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at March 31, 2025:

AFS U.S Treasuries
At March 31, 2025, 1 of the 1 securities in the Company’s portfolio of AFS U.S Treasuries was in an unrealized loss position. Aggregate unrealized losses represents 0.0% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The security is performing.

AFS municipal bonds and obligations
At March 31, 2025, 76 of the 90 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 6.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At March 31, 2025, 39 of the 44 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 21.4% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At March 31, 2025, 28 of the 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.9% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At March 31, 2025, 13 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 5.4% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At March 31, 2025, 140 of the 158 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.1% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At March 31, 2025, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 16.3% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At March 31, 2025, 17 of the 17 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 19.2% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At March 31, 2025, 2 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 3.8% of the amortized cost of securities in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	March 31, 2025	December 31, 2024
Construction	$715,046	$726,344
Commercial multifamily	695,246	636,805
Commercial real estate owner occupied	690,493	695,330
Commercial real estate non-owner occupied	2,756,335	2,769,447
Commercial and industrial	1,438,555	1,439,175
Residential real estate	2,791,265	2,771,769
Home equity	239,113	230,365
Consumer other	102,832	115,759
Total loans	$9,428,885	$9,384,994

Allowance for credit losses	(116,678)	(114,700)
Net loans	$9,312,207	$9,270,294

During the three months ended March 31, 2025, no loans were reclassified to loans held for sale on the Consolidated Balance Sheets. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

The Company’s activity in the allowance for credit losses for loans for the three months ended March 31, 2025 and March 31, 2024 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended March 31, 2025
Construction	$4,463	$—	$—	$1,259	$5,722
Commercial multifamily	4,084	(853)	—	1,484	4,715
Commercial real estate owner occupied	11,303	(73)	43	531	11,804
Commercial real estate non-owner occupied	38,520	(40)	3	(2,303)	36,180
Commercial and industrial	25,549	(2,821)	1,219	1,830	25,777
Residential real estate	22,479	(25)	186	5,601	28,241
Home equity	2,392	—	580	(197)	2,775
Consumer other	5,910	(2,444)	702	(2,704)	1,464
Total allowance for credit losses	$114,700	$(6,256)	$2,733	$5,501	$116,678

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended March 31, 2024
Construction	$2,885	$—	$—	$(305)	$2,580
Commercial multifamily	2,475	—	—	174	2,649
Commercial real estate owner occupied	9,443	(107)	14	548	9,898
Commercial real estate non-owner occupied	38,221	—	81	(4,047)	34,255
Commercial and industrial	18,602	(2,442)	657	3,199	20,016
Residential real estate	19,622	(41)	186	2,644	22,411
Home equity	2,015	—	239	(262)	1,992
Consumer other	12,094	(3,046)	426	4,056	13,530
Total allowance for credit losses	$105,357	$(5,636)	$1,603	$6,007	$107,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Balance at beginning of period	$9,821	$9,256
Expense for credit losses	(750)	—
Balance at end of period	$9,071	$9,256

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$32,684	$28,269	$147,114	$385,726	$59,223	$1,286	$—	$—	$654,302
Special Mention	—	—	—	21,790	—	—	—	—	21,790
Substandard	—	—	—	20,121	18,833	—	—	—	38,954
Total	$32,684	$28,269	$147,114	$427,637	$78,056	$1,286	$—	$—	$715,046
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$853	$—	$—	$853

Risk rating
Pass	$34,463	$85,120	$17,521	$231,665	$50,604	$268,462	$1,315	$—	$689,150
Special Mention	—	—	—	—	—	407	—	—	407
Substandard	—	—	—	—	—	5,689	—	—	5,689
Total	$34,463	$85,120	$17,521	$231,665	$50,604	$274,558	$1,315	$—	$695,246
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$73	$—	$—	$73

Risk rating
Pass	$23,857	$123,931	$81,672	$100,659	$93,253	$217,610	$2,694	$—	$643,676
Special Mention	—	1,844	9,496	10,032	7,204	6,243	—	—	34,819
Substandard	—	—	1,066	3,016	588	6,828	500	—	11,998
Total	$23,857	$125,775	$92,234	$113,707	$101,045	$230,681	$3,194	$—	$690,493
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$40	$—	$—	$40

Risk rating
Pass	$22,318	$248,488	$408,335	$589,949	$411,560	$1,002,749	$8,459	$—	$2,691,858
Special Mention	—	—	—	—	1,028	33,561	—	—	34,589
Substandard	—	—	—	365	2,767	24,501	2,255	—	29,888
Total	$22,318	$248,488	$408,335	$590,314	$415,355	$1,060,811	$10,714	$—	$2,756,335
Commercial and industrial:
Current period gross write-offs	$—	$—	$160	$329	$164	$1,486	$682	$—	$2,821

Risk rating
Pass	$45,049	$195,278	$91,277	$115,920	$91,224	$123,499	$682,400	$1,853	$1,346,500
Special Mention	—	156	2,630	21,234	219	1,998	16,508	—	42,745
Substandard	—	—	2,567	3,743	9,422	13,069	20,509	—	49,310
Total	$45,049	$195,434	$96,474	$140,897	$100,865	$138,566	$719,417	$1,853	$1,438,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$25	$—	$—	$—	$25

Risk rating
Pass	$61,849	$289,016	$521,833	$894,092	$243,529	$770,454	$216	$—	$2,780,989
Special Mention	—	—	—	829	—	498	—	—	1,327
Substandard	—	—	—	1,176	214	7,559	—	—	8,949
Total	$61,849	$289,016	$521,833	$896,097	$243,743	$778,511	$216	$—	$2,791,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$40,549	$138,925	$436,850	$74,718	$—	$1,336	$—	$—	$692,378
Special Mention	—	—	15,374	—	—	—	—	—	15,374
Substandard	—	—	—	18,592	—	—	—	—	18,592
Total	$40,549	$138,925	$452,224	$93,310	$—	$1,336	$—	$—	$726,344

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$1,164	$—	$—	$1,164
Risk rating
Pass	$85,160	$17,598	$203,001	$52,235	$38,211	$233,145	$428	$—	$629,778
Special Mention	—	—	—	—	—	421	—	—	421
Substandard	—	—	—	—	2,477	4,129	—	—	6,606
Total	$85,160	$17,598	$203,001	$52,235	$40,688	$237,695	$428	$—	$636,805

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$45	$232	$—	$126	$—	$—	$403
Risk rating
Pass	$122,082	$83,269	$112,718	$94,937	$67,652	$177,684	$2,947	$—	$661,289
Special Mention	1,852	9,637	1,839	7,215	221	5,207	—	—	25,971
Substandard	—	—	411	595	37	7,027	—	—	8,070
Total	$123,934	$92,906	$114,968	$102,747	$67,910	$189,918	$2,947	$—	$695,330

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36
Risk rating
Pass	$246,619	$426,882	$591,563	$413,459	$142,739	$874,454	$5,961	$1,500	$2,703,177
Special Mention	—	—	—	1,038	223	40,763	—	—	42,024
Substandard	—	—	368	2,782	—	18,840	2,256	—	24,246
Total	$246,619	$426,882	$591,931	$417,279	$142,962	$934,057	$8,217	$1,500	$2,769,447

Commercial and industrial:
Current period gross write-offs	$324	$868	$1,564	$940	$816	$1,745	$1,563	$—	$7,820
Risk rating
Pass	$205,831	$91,152	$126,327	$93,441	$18,613	$112,620	$689,036	$11,478	$1,348,498
Special Mention	164	1,122	22,091	1,305	1,705	2,957	16,723	100	46,167
Substandard	—	2,422	1,740	10,825	929	12,075	16,314	205	44,510
Total	$205,995	$94,696	$150,158	$105,571	$21,247	$127,652	$722,073	$11,783	$1,439,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$76	$—	$—	$76
Risk rating
Pass	$291,826	$531,873	$908,916	$247,551	$77,706	$703,572	$136	$—	$2,761,580
Special Mention	—	—	649	468	—	1,501	—	—	2,618
Substandard	—	—	124	188	374	6,885	—	—	7,571
Total	$291,826	$531,873	$909,689	$248,207	$78,080	$711,958	$136	$—	$2,771,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment performance
Performing	$—	$—	$—	$—	$—	$3,009	$235,632	$—	$238,641
Nonperforming	—	—	—	—	—	—	472	—	472
Total	$—	$—	$—	$—	$—	$3,009	$236,104	$—	$239,113

Consumer other:
Current period gross write-offs	$—	$1	$18	$2,154	$240	$31	$—	$—	$2,444

Payment performance
Performing	$3,516	$28,621	$31,362	$15,282	$8,629	$5,747	$9,348	$—	$102,505
Nonperforming	—	29	16	33	116	76	57	—	327
Total	$3,516	$28,650	$31,378	$15,315	$8,745	$5,823	$9,405	$—	$102,832

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Payment performance
Performing	$—	$—	$—	$—	$423	$2,529	$226,822	$—	$229,774
Nonperforming	—	—	—	—	—	—	591	—	591
Total	$—	$—	$—	$—	$423	$2,529	$227,413	$—	$230,365

Consumer other:
Current period gross write-offs	$—	$214	$9,723	$760	$2	$113	$214	$—	$11,026
Payment performance
Performing	$30,524	$33,849	$23,397	$10,072	$3,718	$3,825	$10,066	$—	$115,451
Nonperforming	—	1	43	121	—	107	36	—	308
Total	$30,524	$33,850	$23,440	$10,193	$3,718	$3,932	$10,102	$—	$115,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at March 31, 2025 and December 31, 2024:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2025
Construction	$—	$—	$594	$594	$714,452	$715,046
Commercial multifamily	—	—	3,232	3,232	692,014	695,246
Commercial real estate owner occupied	1,246	986	2,067	4,299	686,194	690,493
Commercial real estate non-owner occupied	89	2	3,590	3,681	2,752,654	2,756,335
Commercial and industrial	1,870	135	9,326	11,331	1,427,224	1,438,555
Residential real estate	4,178	684	8,949	13,811	2,777,454	2,791,265
Home equity	205	95	1,546	1,846	237,267	239,113
Consumer other	201	98	835	1,134	101,698	102,832
Total	$7,789	$2,000	$30,139	$39,928	$9,388,957	$9,428,885

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Construction	$—	$—	$594	$594	$725,750	$726,344
Commercial multifamily	421	—	4,129	4,550	632,255	636,805
Commercial real estate owner occupied	484	456	2,330	3,270	692,060	695,330
Commercial real estate non-owner occupied	295	—	3,532	3,827	2,765,620	2,769,447
Commercial and industrial	2,613	1,116	9,823	13,552	1,425,623	1,439,175
Residential real estate	8,571	1,969	7,570	18,110	2,753,659	2,771,769
Home equity	629	519	1,491	2,639	227,726	230,365
Consumer other	884	327	1,395	2,606	113,153	115,759
Total	$13,897	$4,387	$30,864	$49,148	$9,335,846	$9,384,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2025 and December 31, 2024:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
March 31, 2025
Construction	$594	$594	$—	$—
Commercial multifamily	3,232	3,232	—	—
Commercial real estate owner occupied	2,067	2,063	—	—
Commercial real estate non-owner occupied	3,587	3,587	3	—
Commercial and industrial	9,260	9,260	66	—
Residential real estate	3,741	3,648	5,208	—
Home equity	472	472	1,074	—
Consumer other	327	327	508	—
Total	$23,280	$23,183	$6,859	$—
The commercial and industrial loans nonaccrual amortized cost as of March 31, 2025 included medallion loans with a fair value of $0.3 million and a contractual balance of $6.5 million.

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
December 31, 2024
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

The following table summarizes information about total loans rated Special Mention or lower at March 31, 2025 and December 31, 2024. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	March 31, 2025	December 31, 2024
Non-Accrual	$23,280	$24,447
Substandard Accruing	123,860	88,009
Total Classified	147,140	112,456
Special Mention	135,859	133,408
Total Criticized	$282,999	$245,864

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
March 31, 2025
Construction	$594	$—	$—
Commercial multifamily	3,232	—	—
Commercial real estate owner occupied	1,272	—	—
Commercial real estate non-owner occupied	288	—	—
Commercial and industrial	961	—	5,355
Residential real estate	1,302	—	—
Home equity	46	—	—
Consumer other	—	—	—
Total loans	$7,695	$—	$5,355

December 31, 2024
Construction	$594	$—	$—
Commercial multifamily	4,129	—	—
Commercial real estate owner occupied	1,562	—	—
Commercial real estate non-owner occupied	294	—	—
Commercial and industrial	4,828	—	700
Residential real estate	1,243	—	—
Home equity	49	—	—
Consumer other	—	—	—
Total loans	$12,699	$—	$700

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

The following tables present the amortized cost basis of loans at March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended March 31, 2025
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	12,102	—	—	—	0.44
Commercial and industrial	—	—	1,893	—	—	—	0.13
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$13,995	$—	$—	$—	0.15%
The Company has committed to lend additional amounts totaling $4.9 million to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended March 31, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial and industrial	—	108	474	297	—	—	0.06
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$108	$474	$297	$—	$—	0.01%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of March 31, 2025 and March 31, 2024, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and March 31, 2024.

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended March 31, 2025
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	11
Commercial and industrial	—	—	10
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended March 31, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	0
Commercial and industrial	—	10.75	56
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended March 31, 2025
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	50	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$50	$—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended March 31, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	202	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$202	$—

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Time less than $100,000	$700,000	$707,936
Time $100,000 through $250,000	1,127,665	1,157,227
Time more than $250,000	704,893	711,519
Total time deposits	$2,532,558	$2,576,682

NOTE 6.               BORROWED FUNDS

Borrowed funds at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$400,000	4.47%	$103,500	5.33%
Total short-term borrowings:	400,000	4.47	103,500	5.33
Long-term debt:
Advances from the FHLB and other borrowings	162,921	4.20	212,982	4.48
Subordinated borrowings	98,581	5.50	98,532	5.50
Junior subordinated borrowing - Trust I	15,464	6.44	15,464	6.63
Junior subordinated borrowing - Trust II	7,629	6.26	7,616	6.32
Total long-term borrowings:	284,595	4.83	334,594	4.92
Total	$684,595	4.62%	$438,094	5.02%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended March 31, 2025 and December 31, 2024. The Bank's available borrowing capacity with the FHLB was $2.3 billion and $2.5 billion for the periods ended March 31, 2025 and December 31, 2024.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended March 31, 2025 and December 31, 2024, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.6 billion for both the periods ended March 31, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at March 31, 2025. The advances outstanding at March 31, 2025 included amortizing advances totaling $5.9 million. There were no callable advances outstanding at December 31, 2024. The advances outstanding at December 31, 2024 included amortizing advances totaling $6.0 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of March 31, 2025 is as follows:

	March 31, 2025
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2025	$505,000	4.52%
2026	25,474	3.75
2027	25,145	3.65
2028	779	—
2028 and beyond	6,523	0.68
Total FHLB advances	$562,921	4.39%

The Company did not have variable-rate FHLB advances for the periods ended March 31, 2025 and December 31, 2024, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.4 million for unamortized debt issuance costs as of March 31, 2025.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 6.44% and 6.63% at March 31, 2025 and December 31, 2024, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 6.26% and 6.32% at March 31, 2025 and December 31, 2024, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2025, the Company held derivatives with a total notional amount of $5.2 billion. That amount included $0.5 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $4.4 billion and $14.6 million of non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $4.0 billion, risk participation agreements with dealer banks of $0.4 billion, and $2.2 million in forward commitment contracts.

As of December 31, 2024, the Company held derivatives with a total notional amount of $4.9 billion. That amount included $0.6 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company had economic hedges and non-hedging derivatives totaling $4.1 billion and $10.5 million, respectively, which are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $3.7 billion, risk participation agreements with dealer banks of $0.3 billion, and $3.0 million in forward commitment contracts.

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2025.

The Company had no pledged collateral to derivative counterparties in the form of cash as of March 31, 2025. The Company had pledged securities to derivative counterparties with an amortized cost of $10.0 million and a fair value of $9.6 million as of March 31, 2025. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at March 31, 2025, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$525,000	0.7	3.68%	4.34%	$—
Interest rate collars on commercial loans	200,000	1.3			332
Total cash flow hedges	$725,000				$332

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,063	4.7	4.82%	5.09%	$(114)
Interest rate swaps on loans with commercial loan customers	2,015,201	4.5	4.68%	5.02%	(40,999)
Offsetting interest rate swaps on loans with commercial loan customers (1)	2,015,201	4.5	5.02%	4.68%	17,362
Risk participation agreements with dealer banks	383,923	5.2			274
Forward sale commitments	2,205	0.2			8
Total economic hedges	$4,421,593				$(23,469)

Non-hedging derivatives:
Commitments to lend	$14,625	0.2			$93
Total non-hedging derivatives	$14,625				$93

Total	$5,161,218				$(23,044)
(1) Fair value estimates included the impact of $22.3 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2024, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$600,000	0.9	3.64%	4.53%	$—
Interest rate collars on commercial loans	200,000	1.5			193
	$800,000				$193

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,297	4.9	5.03%	5.09%	$(79)
Interest rate swaps on loans with commercial loan customers	1,859,480	4.5	4.65%	5.35%	(72,911)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,859,480	4.5	5.35%	4.65%	41,501
Risk participation agreements with dealer banks	345,367	5.1			56
Forward sale commitments	2,991	0.2			34
Total economic hedges	$4,072,615				$(31,399)

Non-hedging derivatives:
Commitments to lend	$10,512	0.2			$90
Total non-hedging derivatives	$10,512				$90

Total	$4,883,127				$(31,116)
(1) Fair value estimates included the impact of $28.8 million settled to market contract agreements.

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

As of March 31, 2025, the Company had seven interest rate swap contracts with a notional value of $525.0 million. The interest rate swaps mature during 2025 and 2026. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of March 31, 2025, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars mature during 2026 and 2027. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest rate swaps on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$1,308	$(5,681)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(155)	(157)

Net tax benefit on items recognized in accumulated other comprehensive income	(404)	1,502

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$1,059	$(4,022)

Net interest expense recognized on hedged commercial loans	$1,144	$2,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of March 31, 2025, the Company had an interest rate swap with a $5.1 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of March 31, 2025. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(35)	$88

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	31,940	(23,649)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	(31,940)	23,649

Risk participation agreements:
Unrealized gain recognized in other non-interest income	218	10

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	(26)	57

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$3	$113
Realized gain in other non-interest income	236	157

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

The Company had net asset positions with its financial institution counterparties totaling $31.6 million and $44.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company had net asset positions with its commercial banking counterparties totaling $14.1 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company had net liability positions with its financial institution counterparties totaling $14.0 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company had net liability positions with its commercial banking counterparties totaling $54.7 million and $76.0 million as of March 31, 2025 and December 31, 2024.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2025 and December 31, 2024:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
March 31, 2025
Interest Rate Swap Agreements:
Institutional counterparties	$55,248	$(23,636)	$31,612	$—	$(18,000)	$13,612
Commercial counterparties	14,137	—	14,137	—	—	14,137
Total	$69,385	$(23,636)	$45,749	$—	$(18,000)	$27,749

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
March 31, 2025
Interest Rate Swap Agreements:
Institutional counterparties	$(15,370)	$1,327	$(14,043)	$9,592	$—	$(4,451)
Commercial counterparties	(54,738)	—	(54,738)	—	—	(54,738)
Total	$(70,108)	$1,327	$(68,781)	$9,592	$—	$(59,189)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$76,242	$(31,410)	$44,832	$—	$(32,500)	$12,332
Commercial counterparties	3,092	—	3,092	—	—	3,092
Total	$79,334	$(31,410)	$47,924	$—	$(32,500)	$15,424

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(5,741)	$2,659	$(3,082)	$9,078	$—	$5,996
Commercial counterparties	(76,003)	—	(76,003)	—	—	(76,003)
Total	$(81,744)	$2,659	$(79,085)	$9,078	$—	$(70,007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At March 31, 2025, lease expiration dates ranged from 1 month to 15 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		March 31, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$49,057	$50,195
Finance lease right-of-use assets	Premises and equipment, net	616	629
Total Lease Right-of-Use Assets		$49,673	$50,824

Lease Liabilities
Operating lease liabilities	Other liabilities	$54,720	$55,986
Finance lease liabilities	Other liabilities	879	891
Total Lease Liabilities		$55,599	$56,877

Supplemental information related to leases was as follows:

	March 31, 2025	December 31, 2024
Weighted-Average Remaining Lease Term (in years)
Operating leases	7.9	8.1
Finance leases	12.8	13.0

Weighted-Average Discount Rate
Operating leases	3.53%	3.53%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended March 31, 2025 was $2.3 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended March 31, 2024 was $2.2 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,288	$2,194
Operating cash flows from finance leases	11	175
Financing cash flows from finance leases	12	149

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2025:

(In thousands)	Operating Leases	Finance Leases
2025	$6,692	$70
2026	9,308	93
2027	8,672	93
2028	7,620	93
2029	6,618	93
Thereafter	23,362	744
Total undiscounted lease payments	62,272	1,186
Less amounts representing interest	(7,552)	(307)
Lease liability	$54,720	$879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	March 31, 2025	December 31, 2024	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	15.8%	15.5%	8.0%
Tier 1 capital to risk-weighted assets	13.5	13.2	6.0
Common equity tier 1 capital to risk-weighted assets	13.2	13.0	4.5
Tier 1 capital to average assets	10.9	11.0	4.0

	March 31, 2025	December 31, 2024	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	14.2%	13.8%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	12.9	12.6	6.0	8.0
Common equity tier 1 capital to risk-weighted assets	12.9	12.6	4.5	6.5
Tier 1 capital to average assets	10.4	10.4	4.0	5.0

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

At March 31, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at March 31, 2025 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(128,168)	$(142,127)
Net unrealized (loss) on cash flow hedging derivatives	(1,574)	(3,037)
Net unrealized holding gain on pension plans	365	365

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	34,022	37,716
Net unrealized tax benefit on cash flow hedging derivatives	434	838
Net unrealized tax expense on pension plans	(98)	(98)
Accumulated other comprehensive loss	$(95,019)	$(106,343)

The following table presents the components of other comprehensive (loss) for the three months ended March 31, 2025 and 2024:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$13,959	$(3,694)	$10,265
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	13,959	(3,694)	10,265

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	1,308	(361)	947
Less: reclassification adjustment for (losses) realized in net income	(155)	43	(112)
Net unrealized gain on cash flow hedging derivatives	1,463	(404)	1,059
Other comprehensive income	$15,422	$(4,098)	$11,324

Three Months Ended March 31, 2024
Net unrealized holding gain on AFS securities:
Net unrealized (losses) arising during the period	$(5,622)	$1,891	$(3,731)
Less: reclassification adjustment for (losses) realized in net income	(49,909)	13,555	(36,354)
Net unrealized holding gain on AFS securities	44,287	(11,664)	32,623

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,681)	1,545	(4,136)
Less: reclassification adjustment for (losses) realized in net income	(157)	43	(114)
Net unrealized (loss) on cash flow hedging derivatives	(5,524)	1,502	(4,022)
Other comprehensive income	$38,763	$(10,162)	$28,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income/(loss), for the three months ended March 31, 2025 and 2024:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended March 31, 2025
Balance at Beginning of Period	$(104,410)	$(2,199)	$266	$(106,343)
Other comprehensive income before reclassifications	10,265	947	—	11,212
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(112)	—	(112)
Total other comprehensive income	10,265	1,059	—	11,324
Balance at End of Period	$(94,145)	$(1,140)	$266	$(95,019)

Three Months Ended March 31, 2024
Balance at Beginning of Period	$(139,525)	$(3,106)	$(385)	$(143,016)
Other comprehensive (loss) before reclassifications	(3,731)	(4,136)	—	(7,867)
Less: amounts reclassified from accumulated other comprehensive (loss)	(36,354)	(114)	—	(36,468)
Total other comprehensive income	32,623	(4,022)	—	28,601
Balance at End of Period	$(106,902)	$(7,128)	$(385)	$(114,415)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024:

			Affected Line Item in the
	Three Months Ended March 31,		Statement where Net Income
(In thousands)	2025	2024	is Presented
Realized (losses) on AFS securities:
	$—	$(49,909)	Non-interest income
	—	13,555	Tax benefit
	—	(36,354)	Net of tax

Realized (losses) on cash flow hedging derivatives:
	(155)	(157)	Interest expense
	—	—	Non-interest expense
	43	43	Tax benefit
	(112)	(114)	Net of tax
Total reclassifications for the period	$(112)	$(36,468)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS/(LOSS) PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income (loss)	$25,719	$(20,188)

Average number of common shares issued	51,903	51,903
Less: average number of treasury shares	5,508	8,356
Less: average number of unvested stock award shares	711	770
Average number of basic shares outstanding	45,684	42,777
Plus: dilutive effect of unvested stock award shares	376	251
Plus: dilutive effect of stock options outstanding	1	—
Average number of diluted shares outstanding	46,061	43,028

Basic earnings/(loss) per common share:	$0.56	$(0.47)
Diluted earnings/(loss) per common share:	$0.56	$(0.47)

For the three months ended March 31, 2025, 335 thousand shares of unvested restricted stock and 43 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2024, 519 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the three months ended March 31, 2025 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2024	796	$24.94	44	$26.65
Granted	1	29.13	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(91)	27.26	—	—
Forfeited	(26)	27.33	—	—
Expired	—	—	—	—
March 31, 2025	680	$24.54	44	$26.65

During the three months ended March 31, 2025 and 2024, there were no stock option exercises. During the three months ended March 31, 2025 and 2024, there were 91 thousand and 167 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.3 million and $2.1 million during the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,010	$5,010
Securities available for sale:
U.S Treasuries	7,901	—	—	7,901
Municipal bonds and obligations	—	60,017	—	60,017
Agency collateralized mortgage obligations	—	271,526	—	271,526
Agency residential mortgage-backed securities	—	225,855	—	225,855
Agency commercial mortgage-backed securities	—	67,212	—	67,212
Corporate bonds	—	32,748	3,923	36,671
Equity securities	—	647	—	647
Loans held for investment at fair value	—	—	318	318
Loans held for sale	—	1,322	—	1,322
Derivative assets	—	45,756	101	45,857
Capitalized servicing rights	—	—	1,646	1,646
Derivative liabilities	—	68,902	—	68,902

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,258	$5,258
Securities available for sale:
U.S Treasuries	6,989	—	—	6,989
Municipal bonds and obligations	—	60,864	—	60,864
Agency collateralized mortgage obligations	—	264,562	—	264,562
Agency residential mortgage-backed securities	—	220,240	—	220,240
Agency commercial mortgage-backed securities	—	66,711	—	66,711
Corporate bonds	—	32,456	3,901	36,357
Equity securities	—	655	—	655
Loans held for investment at fair value	—	—	325	$325
Loans held for sale	—	3,076	—	3,076
Derivative assets	—	47,799	124	47,923
Capitalized servicing rights	—	—	1,706	1,706
Derivative liabilities	—	79,039	—	79,039

There were no transfers between levels during the three months ended March 31, 2025.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of March 31, 2025.

			Aggregate Fair Value
March 31, 2025	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$318	$6,533	$(6,215)

			Aggregate Fair Value
December 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$325	$6,541	$(6,216)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
March 31, 2025	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$1,322	$1,297	$25

			Aggregate Fair Value
December 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$3,076	$3,015	$61

The changes in fair value of loans held for sale for the three months ended March 31, 2025, were losses of $36 thousand. During the three months ended March 31, 2025, originations of loans held for sale totaled $22.2 million. During the three months ended March 31, 2025, sales of loans originated for sale totaled $23.6 million.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2025
December 31, 2024	$5,258	$3,901	$326	$90	$34	$1,706
Unrealized gain/(loss), net recognized in other non-interest income	(14)	—	1	153	(26)	(60)
Unrealized (loss) included in accumulated other comprehensive income	—	22	—	—	—	—
Paydown of asset	(234)	—	(9)	—	—	—
Transfers to held for sale loans	—	—	—	(150)	—	—
March 31, 2025	$5,010	$3,923	$318	$93	$8	$1,646

Unrealized (loss)/gain relating to instruments still held at March 31, 2025	$(53)	$(77)	$—	$93	$8	$—

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended March 31, 2024
December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized (loss)/gain, net recognized in other non-interest income	(11)	—	48	261	57	(180)
Unrealized gain included in accumulated other comprehensive income	—	6	—	—	—	—
Paydown of asset	(222)	—	(26)	—	—	—
Transfers to held for sale loans	—	—	—	(148)	—	—
March 31, 2024	$5,909	$3,929	$396	$147	$78	$1,346

Unrealized (loss)/gain relating to instruments still held at March 31, 2024	$(71)	$(71)	$—	$147	$78	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	March 31, 2025	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,010	Discounted Cash Flow	Discount Rate	3.31%
AFS Securities	3,923	Indication from Market Maker	Price	98.07%
Loans held for investment	318	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $20.1
Commitments to lend	93	Historical Trend	Closing Ratio	79.63%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	8	Historical Trend	Closing Ratio	79.63%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,646	Discounted cash flow	Constant Prepayment Rate (CPR)	7.41%
			Discount Rate	10.09%
Total	$10,998

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,258	Discounted Cash Flow	Discount Rate	3.36%
AFS Securities	3,901	Indication from Market Maker	Price	97.53%
Loans held for investment	325	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $18.8
Commitments to lend	90	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	34	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,706	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.21%
			Discount Rate	10.09%
Total	$11,314

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

	March 31, 2025	Fair Value Measurement Date	December 31, 2024	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$1,817	March 2025	$2,195	December 2024
Capitalized servicing rights	9,982	March 2025	10,084	December 2024
Total	$11,799		$12,279

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	March 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$1,817	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to (0.02)% ((65.17)%)
			Appraised Value	$0 to $178 ($150)
Capitalized servicing rights	9,982	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.22% to 19.10% (13.90%)
			Discount Rate	10.47% to 12.31% (11.16%)
Total	$11,799
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

	Fair Value
(In thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$2,195	Fair Value of Collateral	Discounted Cash Flow - loss severity	(100.00)% to (0.03)% ((66.97)%)
			Appraised Value	$0 to $180 ($153)
Capitalized servicing rights	10,084	Discounted Cash Flow	Constant Prepayment Rate (CPR)	4.87% to 14.58% (13.33%)
			Discount Rate	10.47% to 12.97% (11.56%)
Total	$12,279
(1)     Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions, which represents the range of adjustments to individuals properties.

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended March 31, 2025 and December 31, 2024.

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

	March 31, 2025
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$826,336	$826,336	$826,336	$—	$—
Trading securities	5,010	5,010	—	—	5,010
Equity securities	647	647	—	647	—
Securities available for sale	669,182	669,182	7,901	657,358	3,923
Securities held to maturity	494,242	422,151	—	421,147	1,004
Federal Home Loan Bank stock	29,688	N/A	N/A	N/A	N/A
Net loans	9,312,207	9,050,597	—	—	9,050,597
Loans held for sale	1,322	1,322	—	1,322	—
Accrued interest receivable	48,161	48,161	—	48,161	—
Derivative assets	45,857	45,857	—	45,756	101
Assets held for sale	6,930	6,930	—	6,930	—

Financial Liabilities
Total deposits	$9,879,877	$9,873,633	$—	$9,873,633	$—
Short-term debt	400,000	400,070	—	400,070	—
Long-term Federal Home Loan Bank advances and other	162,921	160,268	—	160,268	—
Subordinated borrowings	121,674	110,919	—	110,919	—
Accrued interest payable	9,134	9,134	—	9,134	—
Derivative liabilities	68,902	68,902	—	68,902	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,128,409	$1,128,409	$1,128,409	$—	$—
Trading securities	5,258	5,258	—	—	5,258
Equity securities	655	655	—	655	—
Securities available for sale and other	655,723	655,723	6,989	644,833	3,901
Securities held to maturity	507,658	433,382	—	432,280	1,102
Federal Home Loan Bank stock	19,565	N/A	N/A	N/A	N/A
Net loans	9,270,294	8,984,103	—	—	8,984,103
Loans held for sale	3,076	3,076	—	3,076	—
Accrued interest receivable	49,410	49,410	—	49,410	—
Derivative assets	47,923	47,923	—	47,799	124
Financial Liabilities
Total deposits	$10,375,204	$10,367,636	$—	$10,367,636	$—
Short-term debt	103,500	103,635	—	103,635	—
Long-term Federal Home Loan Bank advances	212,982	209,736	—	209,736	—
Subordinated borrowings	121,612	110,447	—	110,447	—
Accrued interest payable	9,005	9,005	—	9,005	—
Derivative liabilities	79,039	79,039	—	79,039	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(In thousands)	2025	2024
Net interest income	$89,771	$88,140
Provision for credit losses	5,500	6,000
Net interest after provision for credit losses	$84,271	$82,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. TAX EQUITY INVESTMENTS

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

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At March 31, 2025 and December 31, 2024 the carrying value of all tax equity investments was $44.9 million and $35.6 million, respectively, and were included in other assets on the Consolidated Balance Sheets.

The carrying value of the investments accounted for under the proportional amortization method (PAM) on March 31, 2025 included $24 million of delayed equity contributions described in the chart below.

As of March 31, 2025, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2025	$11,782
2026	7,294
2027	4,277
2028	258
Thereafter	237
Total delayed equity contributions	$23,848

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2025	2024
Provision for Income Taxes:
Amortization of tax credit investments	$(951)	$(639)
Tax credit and other tax benefit/(expense)	854	573
Total provision for income taxes	$(97)	$(66)

There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three months ended March 31, 2025 and 2024. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PENDING MERGER

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

	At or for the
	Three Months Ended March 31,
	2025	2024
NOMINAL AND PER SHARE DATA
Net earnings/(loss) per common share, diluted	$0.56	$(0.47)
Operating earnings per common share, diluted (1)(2)	0.60	0.49
Net income/(loss), (thousands)	25,719	(20,188)
Operating net income, (thousands) (1)(2)	27,621	20,934
Net interest income, non FTE	89,771	88,140
Net interest income, FTE (4)	91,655	90,146
Total common shares outstanding, (thousands)	46,377	43,415
Average diluted shares, (thousands)	46,061	43,028
Total book value per common share	25.81	23.26
Tangible book value per common share (2)	25.50	22.84
Dividends per common share	0.18	0.18
Dividend payout ratio	32.52%	N/M

PERFORMANCE RATIOS (3)
Return on equity	8.63%	(7.93)%
Operating return on equity (1)(2)	9.28	8.23
Return on tangible common equity (1)(2)	9.02	(7.73)
Operating return on tangible common equity (1)(2)	9.66	8.73
Return on assets	0.88	(0.69)
Operating return on assets (1)(2)	0.94	0.71
Net interest margin, FTE (4)	3.24	3.15
Efficiency ratio (1)(2)	59.45	66.26

FINANCIAL DATA (in millions, end of period)
Total assets	$12,013	$12,147
Total earning assets	11,334	11,430
Total loans	9,429	9,086
Total deposits	9,880	9,883
Loans/deposits (%)	95%	92%
Total shareholders' equity	1,197	1,010

ASSET QUALITY
Allowance for credit losses, (millions)	$117	$107
Net charge-offs, (millions)	(4)	(4)
Net charge-offs (QTD annualized)/average loans	0.15%	0.18%
Provision expense, (millions)	$6	$6
Non-accruing loans/total loans	0.25%	0.24%
Allowance for credit losses/non-accruing loans	501	500
Allowance for credit losses/total loans	1.24	1.18

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	13.2%	11.6%
Tier 1 capital leverage ratio	10.9	9.5
Tangible common shareholders' equity/tangible assets (2)	9.9	8.2

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,865	$75	6.19%	$4,553	$75	6.53%
Commercial and industrial loans	1,446	25	7.00	1,355	26	7.64
Residential mortgages	2,708	30	4.35	2,668	29	4.15
Consumer loans	370	6	6.57	465	8	7.24
Total loans (1)	9,389	136	5.80	9,041	138	6.04
Investment securities (2)	1,312	9	2.62	1,726	10	2.38
Short-term investments & loans held for sale (3)	534	6	4.19	489	6	5.07
New York branch loans held for sale (4)	—	—	—	18	—	5.72
Total interest-earning assets	11,235	151	5.35	11,274	154	5.44
Intangible assets	14		x	19		X
Other non-interest earning assets	505		x	462
Total assets	$11,754			$11,755
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,262	$—	—%	$2,348	$—	—%
NOW and other	758	2	1.32	799	3	1.37
Money market	3,247	23	2.87	3,083	25	3.25
Savings	1,038	3	1.13	1,038	3	0.97
Time	2,542	25	3.91	2,561	26	4.07
Total deposits	9,847	53	2.18	9,829	57	2.29
Borrowings and notes (5)	463	6	4.90	504	7	5.52
New York branch non-interest-bearing deposits (4)	—	—	—	30	—	—
New York branch interest-bearing deposits (4)	—	—	—	119	1	2.75
Total funding liabilities	10,310	59	2.30	10,482	65	2.45
Other non-interest earning liabilities	253			255
Total liabilities	10,563			10,737

Total common shareholders' equity	1,191			1,018
Total shareholders’ equity	1,191			1,018
Total liabilities and shareholders’ equity	$11,754			$11,755
Net interest margin, FTE			3.24%			3.15%

Supplementary data
Net Interest Income, non FTE	$89.8			$88.1
FTE income adjustment (6)	1.9			2.0
Net Interest Income, FTE	$91.7			$90.1

(1)    The average balances of loans include nonaccrual loans and deferred fees and costs.
(2)    The average balance for securities available for sale is based on amortized cost.
(3)    Interest income on loans held for sale is included in loan interest income on the Consolidated Statements of Income statement.
(4)    New York branch loans and deposits moved to held for sale on March 4, 2024. The New York branch sales were completed in 2024.
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

The Company also calculates operating earnings per share based on its measure of operating earnings and diluted common shares. The Company views these amounts as important to understanding its operating trends, particularly due to the impact of accounting standards related to merger and acquisition activity. Analysts also rely on these measures in estimating and evaluating the Company’s performance. Adjustments in 2025 were primarily related to the pending merger. Adjustments in 2024 were primarily related to branch sales and consolidations, and loss on sale of securities.

Management believes that the computation of non-GAAP operating earnings and operating earnings per share may facilitate the comparison of the Company to other companies in the financial services industry. The Company also adjusts certain equity related measures to exclude intangible assets due to the importance of these measures to the investment community.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended March 31,
(In thousands)		2025	2024
GAAP Net income/(loss)		$25,719	$(20,188)
Adj: Loss on sale of AFS securities		—	49,909
Adj: Merger, restructuring, and other expense		2,454	3,617
Adj: Income taxes		(552)	(12,404)
Total operating income (non-GAAP) (1)	(A)	$27,621	$20,934

GAAP Total revenue		$110,443	$55,541
Adj: Loss on sale of AFS securities		—	49,909
Total operating revenue (non-GAAP) (1)	(B)	$110,443	$105,450

GAAP Total non-interest expense		$70,366	$76,020
Less: Total non-operating expense (see above)		(2,454)	(3,617)
Operating non-interest expense (non-GAAP) (1)	(C)	$67,912	$72,403

(In millions, except per share data)
Total average assets	(D)	$11,754	$11,755
Total average shareholders’ equity	(E)	1,191	1,018
Total average tangible shareholders’ equity (1)	(G)	1,177	999
Total tangible shareholders’ equity, period-end (2)(3)	(I)	1,183	991
Total tangible assets, period-end (1)	(J)	11,999	12,128
Total common shares outstanding, period-end (thousands)	(K)	46,377	43,415
Average diluted shares outstanding (thousands)	(L)	46,061	43,028

Earnings/(loss) per common share, diluted		$0.56	$(0.47)
Operating earnings per common share, diluted (1)	(A/L)	0.60	0.49
Book value per common share, period-end		25.81	23.26
Tangible book value per common share, period-end (1)	(I/K)	25.50	22.84
Total shareholders' equity/total assets		9.96	8.31
Total tangible shareholder's equity/total tangible assets (1)	(I/J)	9.86	8.17
		x
Performance ratios (3)		x
Return on equity		8.63%	(7.93)%
Operating return on equity (1)	(A/E)	9.28	8.23
Return on tangible common equity (1)(4)		9.02	(7.73)
Operating return on tangible common equity (1)(4)	(A+O)/(G)	9.66	8.73
Return on assets		0.88	(0.69)
Operating return on assets (1)	(A/D)	0.94	0.71
Efficiency ratio (1)(7)	(C-O)/(B+M+P)	59.45	66.26
Supplementary data (In thousands)
Tax benefit on tax-credit investments (5)	(M)	N/M	N/M
Non-interest income tax-credit investments amortization (6)	(N)	N/M	N/M
Net income on tax-credit investments	(M+N)	N/M	N/M

Intangible amortization	(O)	1,128	1,205
Fully taxable equivalent income adjustment	(P)	1,884	2,006

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

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this document and with the Company’s consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report on Form 10-K. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. Financial results discussed herein are not necessarily indicative of the results for the year 2025 or any future period. In management’s discussion and analysis of financial condition and results of operations, certain reclassifications have been made to make prior periods comparable. Tax-equivalent adjustments are the result of increasing income from tax-advantaged loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 27% marginal rate (including state income taxes net of federal benefit). In the discussion, unless otherwise specified, references to earnings per share and "EPS" refer to diluted earnings per common share.

Berkshire Hills Bancorp, Inc. (“Berkshire” or “the Company”) is a Delaware corporation headquartered in Boston and the holding company for Berkshire Bank (“the Bank”) which operates as a commercial bank under a Massachusetts trust company charter. Established in 1846, the Bank provides business and consumer banking, mortgage, wealth management, and investment services. Berkshire's stock is traded on the New York Stock Exchange. It has $12.0 billion in assets and operates 83 branch offices in New England and New York.

Proposed Transaction with Brookline Bancorp, Inc. On December 16, 2024, Berkshire Hills Bancorp, Inc., Commerce Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Berkshire formed solely to facilitate the merger (“Merger Sub”) and Brookline Bancorp, Inc., a Delaware corporation (“Brookline”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brookline, with Brookline as the surviving entity, and immediately thereafter, Brookline will merge with and into Berkshire, with Berkshire as the surviving entity (collectively, the “Merger”). As a result of the Merger, the separate corporate existence of Brookline will cease, and Berkshire will continue as the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, each outstanding share of Brookline common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. Holders of Brookline common stock will receive cash in lieu of fractional shares of Berkshire common stock. As a result of the proposed transaction and a $100 million common stock offering completed by Berkshire to support the proposed transaction, Berkshire stockholders will own approximately 55% and Brookline stockholders will own approximately 45% of the outstanding shares of the combined company. The proposed transaction is expected to close in the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Berkshire and Brookline stockholders.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “remain,” “target” and similar expressions. There are many factors that could cause actual results to differ significantly from expectations described in the forward-looking statements. For a discussion of such factors, please see the sections titled “Forward-Looking Statements” and “Risk Factors” in Berkshire’s most recent reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and available on the SEC’s website at www.sec.gov. These factors include, but are not limited to, the occurrence of any event, change or other circumstances that could give rise to the right of Berkshire or Brookline to terminate the merger agreement; the outcome of any legal proceedings that may be instituted against Berkshire or Brookline; delays in completing the proposed transaction with Brookline; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) or stockholder approvals, or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all, including the ability of Berkshire and

Brookline to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the impact of certain restrictions during the pendency of the proposed transaction on the parties’ ability to pursue certain business opportunities and strategic transactions; diversion of management’s attention from ongoing business operations and opportunities; and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction.

Because of these and other uncertainties, Berkshire’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Berkshire’s past results of operations do not necessarily indicate Berkshire’s combined future results. You should not place undue reliance on any of the forward-looking statements, which speak only as of the dates on which they were made. Berkshire is not undertaking an obligation to update forward-looking statements, even though its situation may change in the future, except as required under federal securities law. Berkshire qualifies all of its forward-looking statements by these cautionary statements

OVERVIEW

First quarter earnings per share were $0.56 in 2025 compared to a loss of $(0.47) per share in 2024. The non-GAAP measure of operating earnings per share increased year-over-year by 22% to $0.60 from $0.49. This reflected positive operating leverage from revenue growth and expense reduction. This included the benefit of the Company’s 2024 strategic initiatives including the sale of ten New York branches, three branch consolidations, front line staff expansion, and enhanced digital banking tools. Per share results in 2025 include the impact of $100 million in common shares issued in December 2024 in connection with the planned merger with Brookline Bancorp. First quarter non-operating adjustments were primarily related to the pending merger in 2025 and to branch sales and consolidations and securities sales in 2024.

The Company’s first quarter return on tangible common equity was 9.02% in 2025 versus (7.73)% in 2024. The non-GAAP measure of operating return on tangible common equity was 9.66% and 8.73% in these respective periods, reflecting the benefit of five quarters of sequential quarterly growth in operating earnings. Return on assets has also improved over this interval, measuring 0.88% on a GAAP basis and 0.94% on an operating basis in the most recent quarter.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

Summary. First quarter results were net income of $26 million in 2025 compared to a net loss of $20 million in 2024. Results in 2024 include a $50 million non-operating loss on the sale of securities. First quarter operating income increased year-over-year by $7 million, or 32%, to $28 million reflecting a $5 million increase in operating revenue and a $4 million decrease in operating expenses. Operating revenue increased due to a $2 million increase in net interest income and a $3 million increase in operating non-interest income. The efficiency ratio improved year-over-year to 59.5% from 66.3%, achieving the most favorable quarterly level in two years.

Net Interest Income. First quarter net interest income increased year-over-year by $2 million, or 2%, to $90 million due a 3% increase in the net interest margin to 324 basis points from 314 basis points. This increase was primarily due to the reinvestment of the proceeds of the $0.4 billion from sales of lower yielding securities in the first quarter of 2024 into higher yielding loans in subsequent periods. Additionally net income benefited from the investment of proceeds from the stock offering in December 2024. Both loan yields and deposit costs decreased year-over-year due to a 100 basis reduction in the federal funds rate in the second half of 2024. First quarter net interest income in 2025 did not include the contribution related to the ten branches, including $383 million in deposits, which were sold during the third quarter of 2024.

Non-Interest Income. First quarter non-interest income was $21million in 2025 compared to a $33 million loss in 2024. Excluding the $50 million non-operating loss on the 2024 securities sale, the non-GAAP measure of operating non-interest income increased $3 million, or 19%, year-over-year. Gain on SBA loan sales increased $1.6 million on higher business volumes and loan related fees increased $1.1 million.

Provision Expense for Credit Losses. First quarter 2025 provision expense decreased year-over-year by $0.5 million to $5.5 million. In the most recent quarter, net loan charge-offs totaled $3.5 million and measured 0.15% of average loans. The ratio of the allowance to loans increased to 1.24% at period-end from 1.22% at the start of the year, including the qualitative impact of increased economic uncertainties on expected credit loss expense.

Non-Interest Expense. Non-interest expense decreased year-over-year to $70 million from $76 million. First quarter non-operating expense was $2.4 million in 2025 and $3.6 million 2024. This expense was primarily related to the pending merger in 2025 and to the pending New York branch sale in 2024. The non-GAAP measure of operating non-interest expense decreased $4.5 million, or 6%, year-over year. This included the impact from the sale of ten New York branches and the consolidation of three other branches, bringing the total branch count down to 83 offices. Most major categories of operating expense decreased year-over-year, with the largest decreases in occupancy and equipment ($1.0 million), professional services ($1.0 million), and loan servicing related costs in the category of other non-interest expense ($2.1 million).

Within compensation expense, a $1.5 million reduction in salary expense to $26.6 million was mostly offset by a $1.7 million increase in incentive expense to $7.9 million, reflecting the Company’s strategic initiatives. Full time equivalent staff totaled 1,186 positions at March 31, 2025, compared to 1,216 positions at year-end 2024 and 1,340 positions at March 31, 2024. There were 40 positions transferred in the branch sales in the third quarter of 2024.

Income Tax Expense. The first quarter effective tax rate was 26% in 2025 compared to 24% in 2024.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2025 COMPARED TO DECEMBER 31, 2024

General. Total assets decreased 2% to $12.0 billion at period-end from $12.3 billion at year-end 2024, primarily reflecting the impact on cash and equivalents from seasonal run-off of higher year-end overnight deposits. Total loans increased by 0.5% in the quarter. Measures of asset quality remained favorable; delinquent and non-performing loans were 0.42% of total period-end loans; this was the lowest quarterly level in nearly two decades. Loans/deposits measured 95% at period-end and tangible common equity/tangible assets measured 9.9%.

Loans. Total loans increased $44 million to $9.43 billion due to 1% increases in commercial real estate loans and residential mortgage loans. During the quarter, the Bank sold the remaining portfolio of Upstart-related consumer loans which totaled $7 million at year-end 2024. First quarter consumer loan net charge-offs included the net loss on this sale. The yield on average loans decreased by 8 basis points to 5.80% for the first quarter of 2025, compared to the fourth quarter of 2024. At period-end, 44% of loans repriced within three months.

Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank regulatory capital measured 289% at period-end and was not materially changed from 292% at year-end 2024. The supervisory measure of construction loans to bank regulatory capital measured 52% and 54% at these respective dates.

Asset Quality and Allowance for Credit Losses on Loans. Loan performance indicators remained at historically favorable levels. Period-end non-performing loans measured 0.25% of total loans and accruing delinquent loans were 0.17% of total loans. The comparable measures at year-end 2024 were 0.26% for both of these measures.
Net charge-offs were 0.15% annualized compared to average loans, and measured 0.08% of average loans excluding Upstart-related loans. The ratio of the allowance to total loans increased to 1.24% at period-end from 1.22% at year-end 2024. The allowance related to residential mortgages and home equity loans increased primarily due to increases in qualitative factors related to economic, tariff, and recessionary concerns. This was partially offset by a decrease in the consumer loan reserve following the sale of the Upstart loan portfolio.

Criticized loans increased to 3.00% of total loans at period-end from 2.62% at year-end 2024. This was largely due to an increase in substandard loans to 1.56% of total loans from 1.20% for these respective dates. This primarily reflected two commercial real estate loans totaling $29 million which remained on accrual status. Potential problems loans, which are defined as accruing classified loans, increased to $124 million at period-end from $88 million at year-end 2024, primarily due to the above two loans.

Deposits and Borrowings. Total end of period deposits decreased $495 million to $9.88 billion primarily due to runoff of seasonally high year-end payroll related balances. Total end of period deposits excluding payroll and brokered deposits increased $11 million during the quarter. Average deposits increased quarter-over-quarter by $188 million, or 2%, due to $179 million in higher average balances maintained by payroll clients during the quarter. The average cost of deposits decreased 12 basis points to 2.18% in the first quarter of 2025 compared to the fourth quarter of 2024. Total period-end borrowings increased $247 million during the quarter to $685 million due to the seasonal decline in deposits.

Derivative Financial Instruments. The notional amount of derivative financial instruments totaled $5.2 billion at period end, compared to $4.9 billion at year-end 2024. Cash flow hedges decreased by $75 million and interest rate swaps on commercial loans increased by $156 million, or 8%. The net fair value of these instruments at period-end was a liability of $23 million, decreasing from a liability of $31 million at year-end 2024. Included in derivative financial instruments are $725 million in cash flow hedges on commercial loans, of which $200 million mature in 2025, $425 million mature in 2026, and $100 million mature in 2027. The Company recorded a $155 thousand charge to interest expense for the realized loss on cash flow hedging instruments in the first quarter of 2025, compared to a charge of $157 thousand in the first quarter of 2024.

Shareholders’ Equity. Total shareholders’ equity increased $29 million, or 3%, to $1.2 billion during the quarter. This included the benefit of an $11 million decrease to $95 million in the accumulated other comprehensive loss due to improved securities prices. The common equity Tier 1 ratio increased to 13.2% at period-end from 13.0% at year-end 2024. Book value per share increased by $0.66, or 3%, to $25.81 per share during the quarter, and the non-GAAP measure of tangible book value per share increased by $0.68, or 3%, to $25.50.

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

At March 31, 2025, liquid assets totaling $1.5 billion included $0.8 billion in cash and equivalents and $0.7 billion in securities available for sale. Liquid assets declined from $1.8 billion at year-end 2024 due to the runoff of seasonally high overnight deposits at year-end. Similarly wholesale funds increased to $1.1 billion from $0.9 billion, and consisted of $0.7 billion in borrowings and $0.4 billion in brokered deposits at period-end. The ratio of loans to deposits increased to 95% at period end from 90% at year-end 2024.

Unused borrowing availability at period-end from the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston totaled $3.9 billion, compared to $4.1 billion at year-end 2024. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $145 million at period-end, including the net proceeds from the $100 million capital placement in December 2024.

During the first quarter of 2025, seasonal deposit outflows were the primary use of funds which was funded from cash and equivalents and increased borrowings.

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

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. This ratio measured 13.2% at period end, compared to 13.0% at year-end 2024.

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

Management has identified the Company's most critical accounting policies as related to:

• Allowance for Credit Losses on Loans

• Fair Value Measurements

These policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. Both of these policies were significant in determining income and financial condition in the financial statements. There is further discussion of the application of these policies in the Company's most recent Form 10-K.

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

The following tables set forth the estimated percent change in the Company’s NII Sensitivity compared to the flat rate scenario over one-year simulation periods beginning March 31, 2025 and December 31, 2024.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	March 31, 2025	December 31, 2024
+200	5.4%	2.2%
+100	2.8	1.2
-100	(3.1)	(1.4)
-200	(6.3)	(2.9)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	March 31, 2025	December 31, 2024
Short End +100	1.1%	(0.4)%
Short End -100	(1.2)	0.3
Long End +100	1.7	1.6
Long End -100	(1.8)	(1.7)

The Company’s NII sensitivity results at period-end demonstrate increased asset sensitivity to a one year parallel shock. This includes the impact of the reduction in cash flow hedges and increased variable rate commercial loans. Sensitivities to yield curve twists did not change significantly during the quarter.

Economic Value of Equity (EVE) Sensitivity analysis is conducted to ascertain a longer-term view of the Company’s exposure to changes in interest rates. As with NII modeling, EVE Sensitivity captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to periodic review.

Base case EVE Sensitivity analysis is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to recalculate EVE Sensitivity for rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s EVE Sensitivity from the base case scenario, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	March 31, 2025	December 31, 2024
+200	(3.4)%	(1.4)%
+100	(1.7)	(0.6)
-100	1.1	0.2
-200	2.1	(0.1)

Modeled EVE sensitivity became more liability sensitive in the first quarter primarily due to an update to the weighted average life of non-maturity deposits assumption.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of March 31, 2025, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. These risks include merger-related risks regarding the pending merger with Brookline Bancorp. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There have been no material changes in risk factors from those identified in the Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended March 31, 2025 and 2024 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2025:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
January 1-31, 2025	—	$—	—	—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	—	—	—	—
Total	—	$—	—	—

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Berkshire Hills Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (3)
4.2	Certificate of Designations of Series B Non-Voting Preferred Stock of Berkshire Hills Bancorp, Inc. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: May 12, 2025	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: May 12, 2025	By:	/s/ Brett Brbovic
Brett Brbovic
Executive Vice President and Chief Financial Officer