Form 10-Q
period 2025-06-30
BERKSHIRE HILLS BANCORP INC
filed 2025-08-11
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 7, 2025, the Registrant had 46,389,917 shares of common stock, $0.01 par value per share, outstanding.

BERKSHIRE HILLS BANCORP, INC.
FORM 10-Q

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In thousands, except share data)
Assets
Cash and due from banks	$131,970	$182,776
Short-term investments	670,761	945,633
Total cash and cash equivalents	802,731	1,128,409

Trading securities, at fair value	4,835	5,258
Equity securities, at fair value	647	655
Securities available for sale, at fair value	664,713	655,723
Securities held to maturity (fair values of $407,405 and $433,382)	476,756	507,658
Federal Home Loan Bank stock	25,579	19,565
Total securities	1,172,530	1,188,859
Less: Allowance for credit losses on securities held to maturity	(63)	(64)
Net securities	1,172,467	1,188,795

Loans held for sale	4,014	3,076

Total loans	9,498,849	9,384,994
Less: Allowance for credit losses on loans	(117,344)	(114,700)
Net loans	9,381,505	9,270,294

Premises and equipment, net	58,439	56,609
Other real estate owned	124	—
Intangible assets	12,809	15,064
Cash surrender value of bank-owned life insurance policies	245,861	245,789
Other assets	350,279	358,442
Assets held for sale	6,519	6,930
Total assets	$12,034,748	$12,273,408

Liabilities
Demand deposits	$2,296,268	$2,324,879
NOW and other deposits	814,600	841,406
Money market deposits	3,153,241	3,610,521
Savings deposits	1,105,009	1,021,716
Time deposits	2,609,913	2,576,682
Total deposits	9,979,031	10,375,204
Short-term debt	360,000	103,500
Long-term Federal Home Loan Bank advances	103,861	212,982
Subordinated borrowings	121,736	121,612
Total borrowings	585,597	438,094
Other liabilities	247,809	292,686
Total liabilities	$10,812,437	$11,105,984
(continued)
	June 30, 2025	December 31, 2024

Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized and 51,903,190 shares issued and 46,302,528 shares outstanding in 2025; 51,903,190 shares issued and 46,424,016 shares outstanding in 2024)	562	562
Additional paid-in capital - common stock	1,430,576	1,430,532
Unearned compensation	(6,468)	(10,106)
Retained earnings/(deficit)	36,291	(3,080)
Accumulated other comprehensive (loss)	(91,240)	(106,343)
Treasury stock, at cost (5,600,662 shares in 2025 and 5,479,174 shares in 2024)	(147,410)	(144,141)
Total shareholders’ equity	1,222,311	1,167,424
Total liabilities and shareholders’ equity	$12,034,748	$12,273,408
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income
Loans	$138,190	$139,460	$273,353	$276,020
Securities and other	13,279	14,649	26,446	30,095
Total interest and dividend income	151,469	154,109	299,799	306,115
Interest expense
Deposits	52,623	57,036	105,511	113,898
Borrowings and subordinated notes	6,925	8,541	12,596	15,545
Total interest expense	59,548	65,577	118,107	129,443
Net interest income	91,921	88,532	181,692	176,672
Non-interest income
Deposit related fees	8,193	8,561	16,142	16,866
Loan related fees	5,100	2,364	8,887	5,027
Gain on SBA loan sales	2,288	3,294	5,564	4,993
Wealth management fees	2,657	2,613	5,612	5,497
Total fee income	18,238	16,832	36,205	32,383
Other, net	3,468	3,343	6,225	5,217
Fair value adjustments on securities	46	(42)	(6)	(157)
(Loss) on sale of AFS securities, net	—	—	—	(49,909)
Total non-interest income (loss)	21,752	20,133	42,424	(12,466)
Total net revenue	113,673	108,665	224,116	164,206
Provision expense for credit losses	4,000	6,499	9,500	12,499
Non-interest expense
Compensation and benefits	39,303	40,126	79,938	80,861
Occupancy and equipment	7,203	8,064	14,869	16,762
Technology	9,756	10,236	19,821	20,140
Professional services	961	2,757	2,675	5,433
Regulatory expenses	1,648	1,848	3,275	3,693
Amortization of intangible assets	1,128	1,140	2,256	2,345
Marketing	1,541	532	2,808	1,648
Merger, restructuring and other non-operating expenses	1,491	(384)	3,945	3,233
Other	5,113	6,612	8,923	12,836
Total non-interest expense	68,144	70,931	138,510	146,951

Income before income taxes	$41,529	$31,235	$76,106	$4,756
Income tax expense	11,163	7,210	20,021	919
Net income	$30,366	$24,025	$56,085	$3,837

Basic earnings per common share	$0.66	$0.57	$1.23	$0.09
Diluted earnings per common share	$0.66	$0.57	$1.22	$0.09

Weighted average shares outstanding:
Basic	45,764	42,437	45,731	42,602
Diluted	46,007	42,508	46,042	42,763
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$30,366	$24,025	$56,085	$3,837
Other comprehensive income/(loss), before tax:
Changes in unrealized gain on securities available-for-sale	4,744	(816)	18,704	43,471
Changes in unrealized gain/(loss) on cash flow hedges	428	425	1,892	(5,099)
Income taxes related to other comprehensive income/(loss):
Changes in unrealized gain/(loss) on securities available-for-sale	(1,275)	224	(4,970)	(11,440)
Changes in unrealized gain/(loss) on cash flow hedges	(118)	(116)	(523)	1,386
Total other comprehensive income (loss)	3,779	(283)	15,103	28,318
Total comprehensive income	$34,145	$23,742	$71,188	$32,155
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands, except per share data)	Shares	Amount						Total
Balance at March 31, 2024	43,415	$528	$1,422,709	$(11,297)	$(61,147)	$(114,415)	$(226,455)	$1,009,923
Comprehensive income:
Net income	—	—	—	—	24,025	—	—	24,025
Other comprehensive (loss)	—	—	—	—	—	(283)	—	(283)
Total comprehensive income	—	—	—	—	24,025	(283)	—	23,742
Cash dividends declared on common shares ($0.18 per share)	—	—	—	—	(7,752)	—	—	(7,752)
Treasury shares repurchased	(612)	—	—	—	—	—	(13,492)	(13,492)
Forfeited shares	(69)	—	(227)	1,719	—	—	(1,492)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	285	—	(1,181)	(6,333)	—	—	7,514	—
Stock-based compensation	—	—	—	1,847	—	—	—	1,847
Other, net	(60)	—	—	—	—	—	(1,326)	(1,326)
Balance at June 30, 2024	42,959	$528	$1,421,301	$(14,064)	$(44,874)	$(114,698)	$(235,251)	$1,012,942

Balance at March 31, 2025	46,377	$562	$1,430,561	$(8,123)	$14,276	$(95,019)	$(145,497)	$1,196,760
Comprehensive income:			0
Net income	—	—	—	—	30,366	—	—	30,366
Other comprehensive income	—	—	—	—	—	3,779	—	3,779
Total comprehensive income	—	—	—	—	30,366	3,779	—	34,145
Cash dividends declared on common shares $0.18 per share)	—	—	—	—	(8,351)	—	—	(8,351)
Treasury shares repurchased	—	—	—	—	—	—	—	—
Forfeited shares	(14)	—	15	343	—	—	(358)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,312	—	—	—	1,312
Other, net	(60)	—	—	—	—	—	(1,555)	(1,555)
Balance at June 30, 2025	46,303	$562	$1,430,576	$(6,468)	$36,291	$(91,240)	$(147,410)	$1,222,311

	Common stock		Additional paid-in capital	Unearned compensation	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Treasury stock
(In thousands, except per share data)	Shares	Amount						Total
Balance at December 31, 2023	43,501	$528	$1,423,273	$(10,109)	$(33,136)	$(143,016)	$(225,319)	$1,012,221
Comprehensive income:
Net income	—	—	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	—	—	28,318	—	28,318
Total comprehensive income	—	—	—	—	3,837	28,318	—	32,155
Cash dividends declared on common shares ($0.36 per share)	—	—	—	—	(15,575)	—	—	(15,575)
Treasury shares repurchased	(794)	—	—	—	—	—	(17,539)	(17,539)
Forfeited shares	(117)	—	(421)	3,028	—	—	(2,607)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	470	—	(1,551)	(10,931)	—	—	12,482	—
Stock-based compensation	—	—	—	3,948	—	—	—	3,948
Other, net	(101)	—	—	—	—	—	(2,268)	(2,268)
Balance at June 30, 2024	42,959	$528	$1,421,301	$(14,064)	$(44,874)	$(114,698)	$(235,251)	$1,012,942

Balance at December 31, 2024	46,424	$562	$1,430,532	$(10,106)	$(3,080)	$(106,343)	$(144,141)	$1,167,424
Comprehensive income:
Net income	—	—	—	—	56,085	—	—	56,085
Other comprehensive income	—	—	—	—	—	15,103	—	15,103
Total comprehensive income	—	—	—	—	56,085	15,103	—	71,188
Cash dividends declared on common shares $0.36 per share)	—	—	—	—	(16,714)	—	—	(16,714)
Treasury shares repurchased	—	—	—	—	—	—	—	—
Forfeited shares	(40)	—	45	1,042	—	—	(1,087)	—
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	(1)	(5)	—	—	6	—
Stock-based compensation	—	—	—	2,601	—	—	—	2,601
Other, net	(81)	—	—	—	—	—	(2,188)	(2,188)
Balance at June 30, 2025	46,303	$562	$1,430,576	$(6,468)	$36,291	$(91,240)	$(147,410)	$1,222,311
The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$56,085	$3,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense for credit losses	9,500	12,499
Net amortization of securities	378	(571)
Change in unamortized net loan origination costs and premiums	(1,151)	2,962
Premises and equipment depreciation and amortization expense	2,946	3,738
Stock-based compensation expense	2,601	3,948
Accretion of purchase accounting entries, net	(442)	(454)
Amortization of other intangibles	2,256	2,345
Income from cash surrender value of bank-owned life insurance policies	(3,115)	(2,986)
(Gain) on SBA loan sales	(5,564)	(4,993)
Fair value adjustments on securities	6	157
Loss on sale of AFS securities, net	—	49,909
Net change in loans held-for-sale	(1,178)	(2,710)
Amortization of interest in tax-advantaged projects	(1,225)	(654)
Net change in other	684	(25,412)
Net cash provided by operating activities	61,781	41,615

Cash flows from investing activities:
Net decrease in trading security	471	446
Purchases of securities available for sale	(30,762)	(7,798)
Proceeds from sales of securities available for sale	—	361,871
Proceeds from maturities, calls, and prepayments of securities available for sale	40,311	50,984
Purchases of securities held to maturity	(300)	(300)
Proceeds from maturities, calls, and prepayments of securities held to maturity	31,114	23,913
Net change in loans	(118,316)	(297,626)
Net change in New York branch loans held for sale	—	3,098
Proceeds from surrender of bank-owned life insurance	3,043	506
Purchase of Federal Home Loan Bank stock	(97,741)	(76,550)
Proceeds from redemption of Federal Home Loan Bank stock	91,726	64,229
Net investment in limited partnership tax credits	(7,503)	(10,697)
Purchase of premises and equipment, net	(5,586)	(553)
Proceeds from sales of seasoned consumer loan portfolio	5,001	—
Net cash (used)/provided by investing activities	(88,542)	111,523

BERKSHIRE HILLS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

	Six Months Ended June 30,
(In thousands)	2025	2024
(continued)
Cash flows from financing activities:
Net (decrease) in deposits	(396,173)	(527,395)
Net change in New York branch deposits held for sale	—	(10,508)
Proceeds from Federal Home Loan Bank advances and other borrowings	811,000	1,057,500
Repayments of Federal Home Loan Bank advances and other borrowings	(663,621)	(753,118)
Purchase of treasury stock	—	(17,539)
Common stock cash dividends paid	(16,714)	(15,575)
Settlement of derivative contracts with financial institution counterparties	(33,409)	10,545
Net cash (used) by financing activities	(298,917)	(256,090)

Net change in cash and cash equivalents	(325,678)	(102,952)

Cash and cash equivalents at beginning of period	1,128,409	1,203,244

Cash and cash equivalents at end of period	$802,731	$1,100,292

Supplemental cash flow information:
Interest paid on deposits	$106,682	$117,734
Interest paid on borrowed funds	12,292	1,644
Income taxes paid, net	5,737	4,476

Other non-cash changes:
Other net comprehensive income	$15,103	$28,318
Reclassification of seasoned loan portfolios to held-for-sale, net	—	47,123
Reclassification of New York branch loans from portfolio loans to assets held-for-sale, net	—	58,455
Reclassification of New York branch assets to assets held-for-sale	—	13,936
Reclassification of New York branch deposits to liabilities held-for-sale, net	—	484,530
Reclassification of New York branch liabilities to liabilities held-for-sale	—	12,929
Reclassification of loans held-for-sale to held-for-investment	240	—
Securities purchased not yet settled	—	725

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

NOTE 2.           TRADING SECURITIES

The Company holds a tax-advantaged economic development bond accounted for at fair value. The security had an amortized cost of $4.8 million and $5.3 million, and a fair value of $4.8 million and $5.3 million, at June 30, 2025 and December 31, 2024, respectively. As discussed further in Note 7 - Derivative Financial Instruments and Hedging Activities, the Company entered into a swap contract to swap-out the fixed rate of the security in exchange for a variable rate. The Company does not purchase securities with the intent of selling them in the near term, and there were no other securities in the trading portfolio at June 30, 2025 or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITIES AVAILABLE FOR SALE, HELD TO MATURITY, AND
        EQUITY SECURITIES

The following is a summary of securities available for sale, held to maturity, and equity securities:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
June 30, 2025
Securities available for sale
U.S. Treasuries	$7,985	$—	$—	$7,985
Municipal bonds and obligations	63,535	20	(3,420)	60,135	—
Agency collateralized mortgage obligations	327,670	675	(56,065)	272,280	—
Agency mortgage-backed securities	266,469	10	(44,222)	222,257	—
Agency commercial mortgage-backed securities	83,794	—	(17,964)	65,830	—
Corporate bonds	38,684	—	(2,458)	36,226	—
Total securities available for sale	788,137	705	(124,129)	664,713	—
Securities held to maturity
Municipal bonds and obligations	221,266	81	(24,649)	196,698	44
Agency collateralized mortgage obligations	96,614	—	(15,252)	81,362	—
Agency mortgage-backed securities	41,933	—	(7,145)	34,788	—
Agency commercial mortgage-backed securities	115,725	—	(22,360)	93,365	—
Tax advantaged economic development bonds	942	—	(26)	916	19
Other bonds and obligations	276	—	—	276	—
Total securities held to maturity	476,756	81	(69,432)	407,405	63
Equity securities	647	67	(67)	647	—
Total	$1,265,540	$853	$(193,628)	$1,072,765	$63

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance
December 31, 2024
Securities available for sale
U.S. Treasuries	$6,986	$3	$—	$6,989	$—
Municipal bonds and obligations	63,952	10	(3,098)	60,864	—
Agency collateralized mortgage obligations	328,569	146	(64,153)	264,562	—
Agency mortgage-backed securities	273,969	4	(53,733)	220,240	—
Agency commercial mortgage-backed securities	85,686	—	(18,975)	66,711	—
Corporate bonds	38,689	30	(2,362)	36,357	—
Total securities available for sale	797,851	193	(142,321)	655,723	—
Securities held to maturity
Municipal bonds and obligations	235,883	129	(22,619)	213,393	44
Agency collateralized mortgage obligations	101,163	—	(17,884)	83,279	—
Agency mortgage-backed securities	43,644	—	(8,707)	34,937	—
Agency commercial mortgage-backed securities	125,547	—	(25,153)	100,394	—
Tax advantaged economic development bonds	1,144	—	(42)	1,102	20
Other bonds and obligations	277	—	—	277	—
Total securities held to maturity	507,658	129	(74,405)	433,382	64
Equity securities	655	67	(67)	655	—
Total	$1,306,164	$389	$(216,793)	$1,089,760	$64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2025	$44	$19	$63
Provision (benefit) for credit losses	—	—	—
Balance at June 30, 2025	$44	$19	$63

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at March 31, 2024	$41	$20	$61
Provision (benefit) for credit losses	4	—	4
Balance at June 30, 2024	$45	$20	$65

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2024	$44	$20	$64
Provision (benefit) for credit losses	—	(1)	(1)
Balance at June 30, 2025	$44	$19	$63

(In thousands)	Municipal bonds and obligations	Tax advantaged economic development bonds	Total
Balance at December 31, 2023	$48	$20	$68
Provision (benefit) for credit losses	(3)	—	(3)
Balance at June 30, 2024	$45	$20	$65

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

As of June 30, 2025, none of the Company's investment securities were delinquent or in non-accrual status.

The amortized cost and estimated fair value of available for sale (“AFS”) and held to maturity (“HTM”) securities segregated by contractual maturity at June 30, 2025 are presented below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown in total, as their maturities are highly variable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Within 1 year	$8,929	$8,928	$539	$538
Over 1 year to 5 years	21,355	21,180	2,333	2,305
Over 5 years to 10 years	52,479	49,809	77,766	75,869
Over 10 years	27,441	24,429	141,846	119,178
Total bonds and obligations	110,204	104,346	222,484	197,890
Mortgage-backed securities	677,933	560,367	254,272	209,515
Total	$788,137	$664,713	$476,756	$407,405

During the three and six months ended June 30, 2025, purchases of AFS securities totaled $9.6 million and $30.8 million, respectively. During the three and six months ended June 30, 2025, there were no sales of AFS securities. During the three months ended June 30, 2024, there were no purchases of AFS securities. During the six months ended June 30, 2024, purchases of AFS securities totaled $7.8 million. During the three months ended June 30, 2024, there were no sales of AFS securities. During the six months ended June 30, 2024, proceeds from sales of AFS securities totaled $361.9 million. During the three and six months ended June 30, 2025, there were no gross gains or losses. During the three months ended June 30, 2024, there were no gross gains or losses. During the six months ended June 30, 2024, gross gains totaled $5.1 million and gross losses totaled $54.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale and held to maturity with unrealized losses, segregated by the duration of their continuous unrealized loss positions, are summarized as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
June 30, 2025

Securities available for sale
U.S. Treasuries	$—	$7,985	$—	$—	$—	$7,985
Municipal bonds and obligations	618	21,451	2,802	26,515	3,420	47,966
Agency collateralized mortgage obligations	—	—	56,065	196,020	56,065	196,020
Agency mortgage-backed securities	83	6,900	44,139	214,550	44,222	221,450
Agency commercial mortgage-backed securities	—	—	17,964	65,826	17,964	65,826
Corporate bonds	402	8,732	2,055	23,495	2,457	32,227
Total securities available for sale	$1,103	$45,068	$123,025	$526,406	$124,128	$571,474

Securities held to maturity
Municipal bonds and obligations	$1,712	$57,490	$22,937	$114,698	$24,649	$172,188
Agency collateralized mortgage obligations	—	—	15,252	81,362	15,252	81,362
Agency mortgage-backed securities	—	—	7,145	34,788	7,145	34,788
Agency commercial mortgage-backed securities	—	—	22,360	93,366	22,360	93,366
Tax advantaged economic development bonds	—	—	26	916	26	916
Total securities held to maturity	1,712	57,490	67,720	325,130	69,432	382,620

Total	$2,815	$102,558	$190,745	$851,536	$193,560	$954,094

December 31, 2024

Securities available for sale
Municipal bonds and obligations	$773	$30,299	$2,325	$25,916	$3,098	$56,215
Agency collateralized mortgage obligations	403	45,954	63,750	200,038	64,153	245,992
Agency mortgage-backed securities	113	3,706	53,620	215,822	53,733	219,528
Agency commercial mortgage-backed securities	—	—	18,975	66,711	18,975	66,711
Corporate bonds	—	—	2,362	32,538	2,362	32,538
Total securities available for sale	$1,289	$79,959	$141,032	$541,025	$142,321	$620,984

Securities held to maturity
Municipal bonds and obligations	1,614	73,453	21,005	111,228	22,619	184,681
Agency collateralized mortgage obligations	—	—	17,884	83,279	17,884	83,279
Agency mortgage-backed securities	—	—	8,707	34,937	8,707	34,937
Agency commercial mortgage-backed securities	—	—	25,153	100,394	25,153	100,394
Tax advantaged economic development bonds	—	—	42	1,102	42	1,102
Total securities held to maturity	1,614	73,453	72,791	330,940	74,405	404,393
Total	$2,903	$153,412	$213,823	$871,965	$216,726	$1,025,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its AFS and HTM portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2025, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following summarizes, by investment security type, the basis for the conclusion that the debt securities in an unrealized loss position within the Company’s AFS and HTM portfolios were not other-than-temporarily impaired at June 30, 2025:

AFS U.S Treasuries
At June 30, 2025, 1 of the 1 securities in the Company’s portfolio of AFS U.S Treasuries was in an unrealized loss position. Aggregate unrealized losses represents 0.0% of the amortized cost of the bond in an unrealized loss position. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. The security is performing.

AFS municipal bonds and obligations
At June 30, 2025, 67 of the 90 securities in the Company’s portfolio of AFS municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 6.7% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

AFS collateralized mortgage obligations
At June 30, 2025, 37 of the 45 securities in the Company’s portfolio of AFS collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 22.2% of the amortized cost of securities in unrealized loss positions. The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“GNMA”) guarantee the contractual cash flows of all of the Company’s collateralized mortgage obligations. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS commercial and residential mortgage-backed securities
At June 30, 2025, 27 of the 28 securities in the Company’s portfolio of AFS mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 17.8% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

AFS corporate bonds
At June 30, 2025, 13 of the 14 securities in the Company’s portfolio of AFS corporate bonds were in unrealized loss positions. Aggregate unrealized losses represents 7.1% of the amortized cost of the bonds in unrealized loss positions. The Company reviews the financial strength of all of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of these securities. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HTM municipal bonds and obligations
At June 30, 2025, 131 of the 154 securities in the Company’s portfolio of HTM municipal bonds and obligations were in unrealized loss positions. Aggregate unrealized losses represented 12.5% of the amortized cost of securities in unrealized loss positions. The Company continually monitors the municipal bond sector of the market carefully and periodically evaluates the appropriate level of exposure to the market. At this time, the Company has determined that the bonds in this portfolio carry minimal risk of default and the Company is appropriately compensated for that risk. There were no material underlying credit downgrades during the quarter. All securities are performing.

HTM collateralized mortgage obligations
At June 30, 2025, 12 of the 12 securities in the Company’s portfolio of HTM collateralized mortgage obligations were in unrealized loss positions. Aggregate unrealized losses represented 15.8% of the amortized cost of the securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of all of the Company's collateralized residential mortgage obligations. The securities are investment grade rated, and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM commercial and residential mortgage-backed securities
At June 30, 2025, 16 of the 16 securities in the Company’s portfolio of HTM mortgage-backed securities were in unrealized loss positions. Aggregate unrealized losses represented 18.7% of the amortized cost of securities in unrealized loss positions. The FNMA, FHLMC, and GNMA guarantee the contractual cash flows of the Company’s mortgage-backed securities. The securities are investment grade rated and there were no material underlying credit downgrades during the quarter. All securities are performing.

HTM tax-advantaged economic development bonds
At June 30, 2025, 2 of the 2 securities in the Company’s portfolio of tax-advantaged economic development bonds were in unrealized loss positions. Aggregate unrealized losses represented 2.7% of the amortized cost of securities in unrealized loss positions. The Company believes that more likely than not all the principal outstanding will be collected. All securities are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of total loans by regulatory call report code with sub-segmentation based on underlying collateral for certain loan types:

(In thousands)	June 30, 2025	December 31, 2024
Construction	$621,413	$726,344
Commercial multifamily	766,119	636,805
Commercial real estate owner occupied	723,390	695,330
Commercial real estate non-owner occupied	2,753,942	2,769,447
Commercial and industrial	1,493,719	1,439,175
Residential real estate	2,796,343	2,771,769
Home equity	245,148	230,365
Consumer other	98,775	115,759
Total loans	$9,498,849	$9,384,994

Allowance for credit losses	(117,344)	(114,700)
Net loans	$9,381,505	$9,270,294

During the three and six months ended June 30, 2025, no loans were reclassified to loans held for sale on the Consolidated Balance Sheets. Held for sale loans are not contained in the balances within this note and are accounted for at the lower of carrying value or fair market value.

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

The Company’s activity in the allowance for credit losses for loans for the three and six months ended June 30, 2025 and June 30, 2024 was as follows:

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended June 30, 2025
Construction	$5,722	$—	$—	$(1,385)	$4,337
Commercial multifamily	4,715	—	—	1,373	6,088
Commercial real estate owner occupied	11,804	(750)	237	127	11,418
Commercial real estate non-owner occupied	36,180	—	—	314	36,494
Commercial and industrial	25,777	(3,390)	311	4,518	27,216
Residential real estate	28,241	(4)	220	(878)	27,579
Home equity	2,775	(13)	1	34	2,797
Consumer other	1,464	(190)	244	(103)	1,415
Total allowance for credit losses	$116,678	$(4,347)	$1,013	$4,000	$117,344

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Three months ended June 30, 2024
Construction	$2,580	$—	$—	$196	$2,776
Commercial multifamily	2,649	—	—	586	3,235
Commercial real estate owner occupied	9,898	(100)	94	979	10,871
Commercial real estate non-owner occupied	34,255	—	24	1,564	35,843
Commercial and industrial	20,016	(970)	257	3,540	22,843
Residential real estate	22,411	(4)	373	(176)	22,604
Home equity	1,992	—	7	95	2,094
Consumer other	13,530	(2,172)	832	(289)	11,901
Total allowance for credit losses	$107,331	$(3,246)	$1,587	$6,495	$112,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Six months ended June 30, 2025
Construction	$4,463	$—	$—	$(126)	$4,337
Commercial multifamily	4,084	(853)	—	2,857	6,088
Commercial real estate owner occupied	11,303	(823)	280	658	11,418
Commercial real estate non-owner occupied	38,520	(40)	3	(1,989)	36,494
Commercial and industrial	25,549	(6,208)	1,529	6,346	27,216
Residential real estate	22,479	(29)	406	4,723	27,579
Home equity	2,392	(14)	582	(163)	2,797
Consumer other	5,910	(2,637)	948	(2,806)	1,415
Total allowance for credit losses	$114,700	$(10,604)	$3,748	$9,500	$117,344

(In thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision/(Benefit) for Credit Losses	Balance at End of Period
Six months ended June 30, 2024
Construction	$2,885	$—	$—	$(109)	$2,776
Commercial multifamily	2,475	—	—	760	3,235
Commercial real estate owner occupied	9,443	(206)	107	1,527	10,871
Commercial real estate non-owner occupied	38,221	—	105	(2,483)	35,843
Commercial and industrial	18,602	(3,412)	913	6,740	22,843
Residential real estate	19,622	(45)	560	2,467	22,604
Home equity	2,015	—	246	(167)	2,094
Consumer other	12,094	(5,218)	1,258	3,767	11,901
Total allowance for credit losses	$105,357	$(8,881)	$3,189	$12,502	$112,167
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (other liabilities on the consolidated balance sheets), with adjustments to the reserve recognized in other noninterest expense in the Consolidated Statements of Income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Balance at beginning of period	$9,071	$9,256
Expense for credit losses	—	—
Balance at end of period	$9,071	$9,256

	Six Months Ended June 30,
(In thousands)	2025	2024
Balance at beginning of period	$9,821	$9,256
Expense for credit losses	(750)	—
Balance at end of period	$9,071	$9,256

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s loans by risk category:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2025
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Risk rating
Pass	$66,469	$45,556	$135,053	$278,306	$30,361	$1,012	$—	$—	$556,757
Special Mention	—	—	—	21,790	—	—	—	—	21,790
Substandard	—	—	—	24,003	18,863	—	—	—	42,866
Total	$66,469	$45,556	$135,053	$324,099	$49,224	$1,012	$—	$—	$621,413
Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$853	$—	$—	$853

Risk rating
Pass	$51,014	$85,070	$21,514	$298,141	$50,304	$253,074	$1,332	$—	$760,449
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,670	—	—	5,670
Total	$51,014	$85,070	$21,514	$298,141	$50,304	$258,744	$1,332	$—	$766,119
Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$500	$—	$—	$73	$250	$—	$823

Risk rating
Pass	$55,571	$118,251	$78,090	$96,947	$118,502	$206,493	$3,131	$—	$676,985
Special Mention	—	1,837	9,441	10,905	7,197	4,416	—	—	33,796
Substandard	—	939	486	3,000	584	7,350	250	—	12,609
Total	$55,571	$121,027	$88,017	$110,852	$126,283	$218,259	$3,381	$—	$723,390
Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$40	$—	$—	$40

Risk rating
Pass	$51,877	$249,916	$418,860	$562,719	$404,249	$944,723	$9,467	$—	$2,641,811
Special Mention	—	—	—	26,746	1,068	54,642	—	—	82,456
Substandard	—	—	—	363	2,767	24,290	2,255	—	29,675
Total	$51,877	$249,916	$418,860	$589,828	$408,084	$1,023,655	$11,722	$—	$2,753,942
Commercial and industrial:
Current period gross write-offs	$—	$—	$1,548	$871	$216	$2,989	$584	$—	$6,208

Risk rating
Pass	$98,133	$189,302	$87,645	$107,958	$89,358	$111,388	$703,177	$1,998	$1,388,959
Special Mention	—	427	443	21,112	261	2,113	17,396	—	41,752
Substandard	—	296	3,453	3,477	9,060	13,260	33,462	—	63,008
Total	$98,133	$190,025	$91,541	$132,547	$98,679	$126,761	$754,035	$1,998	$1,493,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$25	$4	$—	$—	$29

Risk rating
Pass	$146,044	$272,174	$499,571	$880,690	$241,023	$747,851	$441	$—	$2,787,794
Special Mention	—	—	—	863	—	1,798	—	—	2,661
Substandard	—	—	—	—	214	5,674	—	—	5,888
Total	$146,044	$272,174	$499,571	$881,553	$241,237	$755,323	$441	$—	$2,796,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Construction
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating
Pass	$40,549	$138,925	$436,850	$74,718	$—	$1,336	$—	$—	$692,378
Special Mention	—	—	15,374	—	—	—	—	—	15,374
Substandard	—	—	—	18,592	—	—	—	—	18,592
Total	$40,549	$138,925	$452,224	$93,310	$—	$1,336	$—	$—	$726,344

Commercial multifamily:
Current period gross write-offs	$—	$—	$—	$—	$—	$1,164	$—	$—	$1,164
Risk rating
Pass	$85,160	$17,598	$203,001	$52,235	$38,211	$233,145	$428	$—	$629,778
Special Mention	—	—	—	—	—	421	—	—	421
Substandard	—	—	—	—	2,477	4,129	—	—	6,606
Total	$85,160	$17,598	$203,001	$52,235	$40,688	$237,695	$428	$—	$636,805

Commercial real estate owner occupied:
Current period gross write-offs	$—	$—	$45	$232	$—	$126	$—	$—	$403
Risk rating
Pass	$122,082	$83,269	$112,718	$94,937	$67,652	$177,684	$2,947	$—	$661,289
Special Mention	1,852	9,637	1,839	7,215	221	5,207	—	—	25,971
Substandard	—	—	411	595	37	7,027	—	—	8,070
Total	$123,934	$92,906	$114,968	$102,747	$67,910	$189,918	$2,947	$—	$695,330

Commercial real estate non-owner occupied:
Current period gross write-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36
Risk rating
Pass	$246,619	$426,882	$591,563	$413,459	$142,739	$874,454	$5,961	$1,500	$2,703,177
Special Mention	—	—	—	1,038	223	40,763	—	—	42,024
Substandard	—	—	368	2,782	—	18,840	2,256	—	24,246
Total	$246,619	$426,882	$591,931	$417,279	$142,962	$934,057	$8,217	$1,500	$2,769,447

Commercial and industrial:
Current period gross write-offs	$324	$868	$1,564	$940	$816	$1,745	$1,563	$—	$7,820
Risk rating
Pass	$205,831	$91,152	$126,327	$93,441	$18,613	$112,620	$689,036	$11,478	$1,348,498
Special Mention	164	1,122	22,091	1,305	1,705	2,957	16,723	100	46,167
Substandard	—	2,422	1,740	10,825	929	12,075	16,314	205	44,510
Total	$205,995	$94,696	$150,158	$105,571	$21,247	$127,652	$722,073	$11,783	$1,439,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Residential real estate
Current period gross write-offs	$—	$—	$—	$—	$—	$76	$—	$—	$76
Risk rating
Pass	$291,826	$531,873	$908,916	$247,551	$77,706	$703,572	$136	$—	$2,761,580
Special Mention	—	—	649	468	—	1,501	—	—	2,618
Substandard	—	—	124	188	374	6,885	—	—	7,571
Total	$291,826	$531,873	$909,689	$248,207	$78,080	$711,958	$136	$—	$2,771,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For home equity and consumer other loan portfolio segments, Berkshire evaluates credit quality based on the aging status of the loan and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost based on payment activity:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2025
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14

Payment performance
Performing	$—	$—	$—	$—	$—	$3,078	$241,645	$—	$244,723
Nonperforming	—	—	—	—	—	—	425	—	425
Total	$—	$—	$—	$—	$—	$3,078	$242,070	$—	$245,148

Consumer other:
Current period gross write-offs	$—	$8	$38	$2,169	$240	$82	$100	$—	$2,637

Payment performance
Performing	$7,055	$26,548	$28,837	$13,921	$7,837	$4,450	$9,818	$—	$98,466
Nonperforming	—	32	12	27	119	68	51	—	309
Total	$7,055	$26,580	$28,849	$13,948	$7,956	$4,518	$9,869	$—	$98,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2024
Home equity:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Payment performance
Performing	$—	$—	$—	$—	$423	$2,529	$226,822	$—	$229,774
Nonperforming	—	—	—	—	—	—	591	—	591
Total	$—	$—	$—	$—	$423	$2,529	$227,413	$—	$230,365

Consumer other:
Current period gross write-offs	$—	$214	$9,723	$760	$2	$113	$214	$—	$11,026
Payment performance
Performing	$30,524	$33,849	$23,397	$10,072	$3,718	$3,825	$10,066	$—	$115,451
Nonperforming	—	1	43	121	—	107	36	—	308
Total	$30,524	$33,850	$23,440	$10,193	$3,718	$3,932	$10,102	$—	$115,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans by past due status at June 30, 2025 and December 31, 2024:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2025
Construction	$—	$—	$593	$593	$620,820	$621,413
Commercial multifamily	—	—	3,232	3,232	762,887	766,119
Commercial real estate owner occupied	1,801	1,093	3,320	6,214	717,176	723,390
Commercial real estate non-owner occupied	—	1,662	3,553	5,215	2,748,727	2,753,942
Commercial and industrial	1,523	387	11,612	13,522	1,480,197	1,493,719
Residential real estate	5,420	2,661	5,887	13,968	2,782,375	2,796,343
Home equity	307	62	1,113	1,482	243,666	245,148
Consumer other	284	61	769	1,114	97,661	98,775
Total	$9,335	$5,926	$30,079	$45,340	$9,453,509	$9,498,849

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Construction	$—	$—	$594	$594	$725,750	$726,344
Commercial multifamily	421	—	4,129	4,550	632,255	636,805
Commercial real estate owner occupied	484	456	2,330	3,270	692,060	695,330
Commercial real estate non-owner occupied	295	—	3,532	3,827	2,765,620	2,769,447
Commercial and industrial	2,613	1,116	9,823	13,552	1,425,623	1,439,175
Residential real estate	8,571	1,969	7,570	18,110	2,753,659	2,771,769
Home equity	629	519	1,491	2,639	227,726	230,365
Consumer other	884	327	1,395	2,606	113,153	115,759
Total	$13,897	$4,387	$30,864	$49,148	$9,335,846	$9,384,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2025 and December 31, 2024:

(In thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or Greater and Accruing	Interest Income Recognized on Nonaccrual
June 30, 2025
Construction	$594	$594	$—	$—
Commercial multifamily	3,232	3,232	—	—
Commercial real estate owner occupied	2,442	2,064	879	—
Commercial real estate non-owner occupied	3,553	3,577	—	—
Commercial and industrial	11,560	9,260	51	—
Residential real estate	3,289	3,705	2,598	—
Home equity	425	472	687	—
Consumer other	309	327	460	—
Total	$25,404	$23,231	$4,675	$—
The commercial and industrial loans nonaccrual amortized cost as of June 30, 2025 included medallion loans with a fair value of $0.3 million and a contractual balance of $6.5 million.

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

The following table summarizes information about total loans rated Special Mention or lower at June 30, 2025 and December 31, 2024. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

(In thousands)	June 30, 2025	December 31, 2024
Non-Accrual	$25,404	$24,447
Substandard Accruing	136,181	88,009
Total Classified	161,585	112,456
Special Mention	182,568	133,408
Total Criticized	$344,153	$245,864

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

	Type of Collateral
(In thousands)	Real Estate	Investment Securities/Cash	Other
June 30, 2025
Construction	$594	$—	$—
Commercial multifamily	3,232	—	—
Commercial real estate owner occupied	1,455	—	250
Commercial real estate non-owner occupied	282	—	—
Commercial and industrial	922	—	6,273
Residential real estate	1,158	—	—
Home equity	43	—	—
Consumer other	—	—	—
Total loans	$7,686	$—	$6,523

December 31, 2024
Construction	$594	$—	$—
Commercial multifamily	4,129	—	—
Commercial real estate owner occupied	1,562	—	—
Commercial real estate non-owner occupied	294	—	—
Commercial and industrial	4,828	—	700
Residential real estate	1,243	—	—
Home equity	49	—	—
Consumer other	—	—	—
Total loans	$12,699	$—	$700

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

The following tables present the amortized cost basis of loans at June 30, 2025 and June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended June 30, 2025
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	27,675	—	—	—	0.29
Commercial and industrial	—	—	11,439	—	—	—	0.12
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$39,114	$—	$—	$—	0.41%
The Company has committed to lend additional amounts totaling $9.7 million to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three months ended June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	648	—	—	—	0.02
Commercial and industrial	—	—	3,263	—	—	—	0.23
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$3,911	$—	$—	$—	0.04%
The Company has committed to lend additional amounts totaling $514 thousand to the commercial and industrial borrowers included in the previous table.

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six months ended June 30, 2025
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	39,727	—	—	—	0.42
Commercial and industrial	—	—	14,601	—	—	—	0.15
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$—	$54,328	$—	$—	$—	0.57%
The Company has committed to lend additional amounts totaling $14.1 million to the commercial and industrial borrowers included in the previous table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six months ended June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Commercial multifamily	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	648	—	—	—	0.02
Commercial and industrial	—	108	3,737	297	—	—	0.29
Residential real estate	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—
Total	$—	$108	$4,385	$297	$—	$—	0.05%
The Company has committed to lend additional amounts totaling $514 thousand to the commercial and industrial borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2025 and June 30, 2024, there were no loans that were modified to borrowers experiencing financial difficulty that were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and June 30, 2024.

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended June 30, 2025
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	18
Commercial and industrial	—	—	24
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Three months ended June 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	62
Commercial and industrial	—	—	3
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Six months ended June 30, 2025
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	15
Commercial and industrial	—	—	23
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)
Six months ended June 30, 2024
Construction	$—	—%	0
Commercial multifamily	—	—	0
Commercial real estate owner occupied	—	—	0
Commercial real estate non-owner occupied	—	—	62
Commercial and industrial	—	10.75	16
Residential real estate	—	—	0
Home equity	—	—	0
Consumer other	—	—	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2025 and June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended June 30, 2025
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	832	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$832	$—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Three months ended June 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$—	$—

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Six months ended June 30, 2025
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	882	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$882	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Six months ended June 30, 2024
Construction	$—	$—	$—	$—
Commercial multifamily	—	—	—	—
Commercial real estate owner occupied	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—
Commercial and industrial	—	—	202	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer other	—	—	—	—
Total	$—	$—	$202	$—

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.               DEPOSITS

A summary of time deposits is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Time less than $100,000	$707,679	$707,936
Time $100,000 through $250,000	1,164,174	1,157,227
Time more than $250,000	738,060	711,519
Total time deposits	$2,609,913	$2,576,682

NOTE 6.               BORROWED FUNDS

Borrowed funds at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Principal	Rate	Principal	Rate
Short-term debt:
Advances from the FHLB	$360,000	4.38%	$103,500	5.33%
Total short-term borrowings:	360,000	4.38	103,500	5.33
Long-term debt:
Advances from the FHLB and other borrowings	103,861	3.70	212,982	4.48
Subordinated borrowings	98,630	5.68	98,532	5.50
Junior subordinated borrowing - Trust I	15,464	6.44	15,464	6.63
Junior subordinated borrowing - Trust II	7,642	6.28	7,616	6.32
Total long-term borrowings:	225,597	4.84	334,594	4.92
Total	$585,597	4.56%	$438,094	5.02%

Short-term debt includes Federal Home Loan Bank (“FHLB”) advances with an original maturity of less than one year. The Bank also maintains a $3.0 million secured line of credit with the FHLB that bears a daily adjustable rate calculated by the FHLB. There was no outstanding balance on the FHLB line of credit for the periods ended June 30, 2025 and December 31, 2024. The Bank's available borrowing capacity with the FHLB was $2.3 billion and $2.5 billion for the periods ended June 30, 2025 and December 31, 2024.

The Bank is approved to borrow on a short-term basis from the Federal Reserve Bank of Boston as a non-member bank. The Bank has pledged certain loans and securities to the Federal Reserve Bank to support this arrangement. The Bank had no borrowings with the Federal Reserve Bank under this arrangement during the periods ended June 30, 2025 and December 31, 2024, respectively. The Bank's available borrowing capacity with the Federal Reserve Bank was $1.6 billion for both the periods ended June 30, 2025 and December 31, 2024.

Long-term FHLB advances consist of advances with an original maturity of more than one year and are subject to prepayment penalties. There were no callable advances outstanding at June 30, 2025. The advances outstanding at June 30, 2025 included amortizing advances totaling $5.9 million. There were no callable advances outstanding at December 31, 2024. The advances outstanding at December 31, 2024 included amortizing advances totaling $6.0 million. All FHLB borrowings, including the line of credit, are secured by a blanket security agreement on certain qualified collateral, principally all residential first mortgage loans and certain securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of maturities of FHLB advances as of June 30, 2025 is as follows:

	June 30, 2025
		Weighted Average
(In thousands, except rates)	Principal	Rate
Fixed rate advances maturing:
2025	$405,000	4.37%
2026	25,465	3.75
2027	25,142	3.65
2028	779	—
2028 and beyond	7,475	0.59
Total FHLB advances	$463,861	4.23%

The Company did not have variable-rate FHLB advances for the periods ended June 30, 2025 and December 31, 2024, respectively.

In June 2022, the Company issued ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% for the first five years. After five years, the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points. The subordinated note includes reduction to the note principal balance of $1.4 million for unamortized debt issuance costs as of June 30, 2025.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets at a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85% and had a rate of 6.44% and 6.63% at June 30, 2025 and December 31, 2024, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.

The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets at a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70% and had a rate of 6.28% and 6.32% at June 30, 2025 and December 31, 2024, respectively. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2025, the Company held derivatives with a total notional amount of $5.1 billion. That amount included $0.5 billion in interest rate swap derivatives and $0.2 billion in interest rate collars that were designated as cash flow hedges for accounting purposes. The Company also had economic hedges totaling $4.4 billion and $11.6 million of non-hedging derivatives, which are not designated as hedges for accounting purposes with changes in fair value recorded directly through earnings. Economic hedges included interest rate swaps totaling $4.0 billion, risk participation agreements with dealer banks of $0.4 billion, and $3.9 million in forward commitment contracts.

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

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. The derivatives program is overseen by the Risk Management and Capital Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2025.

The Company had no pledged collateral to derivative counterparties in the form of cash as of June 30, 2025. The Company had pledged securities to derivative counterparties with an amortized cost of $10.0 million and a fair value of $9.7 million as of June 30, 2025. The Company does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back economic hedges. However certain language is written into the International Swaps Dealers Association, Inc. (“ISDA”) and loan documents where, in default situations, the Bank is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at June 30, 2025, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans (1)	$475,000	0.6	3.65%	4.09%	$43
Interest rate collars on commercial loans	200,000	1.0			305
Total cash flow hedges	$675,000				$348

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$4,826	4.4	4.80%	5.09%	$(127)
Interest rate swaps on loans with commercial loan customers	1,983,359	4.7	4.78%	4.76%	(24,122)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,983,359	4.7	4.76%	4.78%	6,236
Risk participation agreements with dealer banks	393,629	5.0			318
Forward sale commitments	3,947	0.2			51
Total economic hedges	$4,369,120				$(17,644)

Non-hedging derivatives:
Commitments to lend	$11,615	0.2			$98
Total non-hedging derivatives	$11,615				$98

Total	$5,055,735				$(17,198)
(1) Fair value estimates included the impact of $17.6 million settled to market contract agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about derivative assets and liabilities at December 31, 2024, follows:

		Weighted	Weighted Average Rate		Estimated
	Notional	Average		Contract	Fair Value
	Amount	Maturity	Received	pay rate	Asset (Liability)
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on commercial loans	$600,000	0.9	3.64%	4.53%	$—
Interest rate collars on commercial loans	200,000	1.5			193
	$800,000				$193

Economic hedges:
Interest rate swap on tax advantaged economic development bond	$5,297	4.9	5.03%	5.09%	$(79)
Interest rate swaps on loans with commercial loan customers	1,859,480	4.5	4.65%	5.35%	(72,911)
Offsetting interest rate swaps on loans with commercial loan customers (1)	1,859,480	4.5	5.35%	4.65%	41,501
Risk participation agreements with dealer banks	345,367	5.1			56
Forward sale commitments	2,991	0.2			34
Total economic hedges	$4,072,615				$(31,399)

Non-hedging derivatives:
Commitments to lend	$10,512	0.2			$90
Total non-hedging derivatives	$10,512				$90

Total	$4,883,127				$(31,116)
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

As of June 30, 2025, the Company had six interest rate swap contracts with a notional value of $475.0 million. The interest rate swaps mature during 2025 and 2026. This hedge strategy converts commercial variable rate loans to fixed interest rates, thereby protecting the Company from floating interest rate variability.

As of June 30, 2025, the Company had two interest rate collars. The first interest rate collar has a 3.00% floor and a 5.75% cap with a notional value of $100.0 million. The second interest rate collar has a 3.25% floor and a 5.75% cap with a notional value of $100.0 million. The interest rate collars mature during 2026 and 2027. The structure of these instruments is such that the Company pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

Amounts included in the Consolidated Statements of Income and in the other comprehensive income section of the Consolidated Statements of Comprehensive Income (related to interest rate derivatives designated as hedges of cash flows), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest rate swaps on commercial loans:
Unrealized gain/(loss) recognized in accumulated other comprehensive loss	$(2,606)	$268	$(1,298)	$(5,413)

Less: Reclassification of unrealized (loss) from accumulated other comprehensive loss to interest expense	(166)	(157)	(321)	(314)

Net tax benefit on items recognized in accumulated other comprehensive income	118	(116)	(286)	1,386

Other comprehensive gain/(loss) recorded in accumulated other comprehensive income, net of reclassification adjustments and tax effects	$(2,322)	$309	$(1,263)	$(3,713)

Net interest expense recognized on hedged commercial loans	$317	$2,728	$826	$5,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic hedges
As of June 30, 2025, the Company had an interest rate swap with a $4.8 million notional amount to swap out the fixed rate of interest on an economic development bond bearing a fixed rate of 5.09%, currently within the Company’s trading portfolio under the fair value option, in exchange for a SOFR-based floating rate. The intent of the economic hedge is to improve the Company’s asset sensitivity to changing interest rates in anticipation of favorable average floating rates of interest over the 21-year life of the bond. The fair value changes of the economic development bond are mostly offset by fair value changes of the related interest rate swap.

The Company also offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third-party financial institutions. The transaction allows the Company’s customer to convert a variable-rate loan to a fixed rate loan. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts mostly offset each other in earnings. There was no credit valuation loss adjustment arising from the difference in credit worthiness of the commercial loan and financial institution counterparties as of June 30, 2025. The interest income and expense on these mirror image swaps exactly offset each other.

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

Amounts included in the Consolidated Statements of Income related to economic hedges and non-hedging derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Economic hedges
Interest rate swap on industrial revenue bond:
Unrealized (loss)/gain recognized in other non-interest income	$(13)	$23	$(48)	$110

Interest rate swaps on loans with commercial loan customers:
Unrealized gain/(loss) recognized in other non-interest income	(40,209)	4,474	(72,149)	(19,174)
Favorable change in credit valuation adjustment recognized in other non-interest income	—	—	—	—

Offsetting interest rate swaps on loans with commercial loan customers:
Unrealized (loss)/gain recognized in other non-interest income	40,209	(4,474)	72,149	19,174

Risk participation agreements:
Unrealized gain recognized in other non-interest income	44	244	262	234

Forward commitments:
Unrealized (loss)/gain recognized in other non-interest income	43	(46)	17	11

Non-hedging derivatives
Commitments to lend
Unrealized gain recognized in other non-interest income	$51	$(46)	$59	$67
Realized gain in other non-interest income	271	548	459	705

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

The Company had net asset positions with its financial institution counterparties totaling $27.8 million and $44.8 million as of June 30, 2025 and December 31, 2024, respectively. The Company had net asset positions with its commercial banking counterparties totaling $20.5 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company had net liability positions with its financial institution counterparties totaling $20.7 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company had net liability positions with its commercial banking counterparties totaling $45.2 million and $76.0 million as of June 30, 2025 and December 31, 2024.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2025 and December 31, 2024:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
June 30, 2025
Interest Rate Swap Agreements:
Institutional counterparties	$46,374	$(18,562)	$27,812	$—	$(10,290)	$17,522
Commercial counterparties	20,495	—	20,495	—	—	20,495
Total	$66,869	$(18,562)	$48,307	$—	$(10,290)	$38,017

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
June 30, 2025
Interest Rate Swap Agreements:
Institutional counterparties	$(22,034)	$1,327	$(20,707)	$9,592	$4,273	$(6,842)
Commercial counterparties	(45,219)	—	(45,219)	—	—	(45,219)
Total	$(67,253)	$1,327	$(65,926)	$9,592	$4,273	$(52,061)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Collateral Received	Net Amount
December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$76,242	$(31,410)	$44,832	$—	$(32,500)	$12,332
Commercial counterparties	3,092	—	3,092	—	—	3,092
Total	$79,334	$(31,410)	$47,924	$—	$(32,500)	$15,424

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized	Consolidated	Consolidated	Financial	Cash
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Collateral Pledged	Net Amount
December 31, 2024
Interest Rate Swap Agreements:
Institutional counterparties	$(5,741)	$2,659	$(3,082)	$9,078	$—	$5,996
Commercial counterparties	(76,003)	—	(76,003)	—	—	(76,003)
Total	$(81,744)	$2,659	$(79,085)	$9,078	$—	$(70,007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LEASES

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space. Most of the Company’s leases are classified as operating leases. At June 30, 2025, lease expiration dates ranged from 1 month to 15 years.

The following table represents the Consolidated Balance Sheets classification of the Company’s right-of-use (“ROU”) assets and lease liabilities:

(In thousands)		June 30, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$47,120	$50,195
Finance lease right-of-use assets	Premises and equipment, net	604	629
Total Lease Right-of-Use Assets		$47,724	$50,824

Lease Liabilities
Operating lease liabilities	Other liabilities	$53,136	$55,986
Finance lease liabilities	Other liabilities	866	891
Total Lease Liabilities		$54,002	$56,877

Supplemental information related to leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term (in years)
Operating leases	7.7	8.1
Finance leases	12.5	13.0

Weighted-Average Discount Rate
Operating leases	3.54%	3.53%
Finance leases	5.00%	5.00%

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

Lease expense for operating leases for the three months ended June 30, 2025 was $2.3 million. Lease expense for operating leases for the six months ended June 30, 2025 was $4.5 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

Lease expense for operating leases for the three months ended June 30, 2024 was $2.2 million. Lease expense for operating leases for the six months ended June 30, 2024 was $4.5 million. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,132	$2,048
Operating cash flows from finance leases	11	11
Financing cash flows from finance leases	12	12

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,378	$4,211
Operating cash flows from finance leases	22	86
Financing cash flows from finance leases	25	118

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2025:

(In thousands)	Operating Leases	Finance Leases
2025	$4,475	$46
2026	9,357	93
2027	8,707	93
2028	7,658	93
2029	6,657	93
Thereafter	23,414	744
Total undiscounted lease payments	60,268	1,162
Less amounts representing interest	(7,132)	(296)
Lease liability	$53,136	$866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.           CAPITAL RATIOS AND SHAREHOLDERS’ EQUITY

The actual and required capital ratios were as follows:

	June 30, 2025	December 31, 2024	Minimum Capital Requirement
Company (consolidated)
Total capital to risk-weighted assets	15.9%	15.5%	8.0%
Tier 1 capital to risk-weighted assets	13.6	13.2	6.0
Common equity tier 1 capital to risk-weighted assets	13.4	13.0	4.5
Tier 1 capital to average assets	11.1	11.0	4.0

	June 30, 2025	December 31, 2024	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized
Bank
Total capital to risk-weighted assets	14.2%	13.8%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	13.0	12.6	6.0	8.0
Common equity tier 1 capital to risk-weighted assets	13.0	12.6	4.5	6.5
Tier 1 capital to average assets	10.6	10.4	4.0	5.0

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

At June 30, 2025, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank's regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2025 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive (loss)
Components of accumulated other comprehensive (loss) are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Other accumulated comprehensive income, before tax:
Net unrealized holding (loss) on AFS securities	$(123,423)	$(142,127)
Net unrealized (loss) on cash flow hedging derivatives	(1,145)	(3,037)
Net unrealized holding gain on pension plans	365	365

Income taxes related to items of accumulated other comprehensive income:
Net unrealized tax benefit on AFS securities	32,746	37,716
Net unrealized tax benefit on cash flow hedging derivatives	316	838
Net unrealized tax expense on pension plans	(99)	(98)
Accumulated other comprehensive loss	$(91,240)	$(106,343)

The following table presents the components of other comprehensive (loss) for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net unrealized holding gain on AFS securities:
Net unrealized gains arising during the period	$4,744	$(1,275)	$3,469
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	4,744	(1,275)	3,469

Net unrealized gain on cash flow hedging derivatives:
Net unrealized gain arising during the period	428	(118)	310
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized gain on cash flow hedging derivatives	428	(118)	310
Other comprehensive income	$5,172	$(1,393)	$3,779

Three Months Ended June 30, 2024
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$(816)	$224	$(592)
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding loss on AFS securities	(816)	224	(592)

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	268	(73)	195
Less: reclassification adjustment for (losses) realized in net income	(157)	43	(114)
Net unrealized gain on cash flow hedging derivatives	425	(116)	309
Other comprehensive (loss)	$(391)	$108	$(283)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2025
Net unrealized holding loss on AFS securities:
Net unrealized (losses) arising during the period	$18,704	$(4,970)	$13,734
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized holding gain on AFS securities	18,704	(4,970)	13,734

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	1,892	(523)	1,369
Less: reclassification adjustment for (losses) realized in net income	—	—	—
Net unrealized (loss) on cash flow hedging derivatives	1,892	(523)	1,369
Other comprehensive income	$20,596	$(5,493)	$15,103

Six Months Ended June 30, 2024
Net unrealized holding gain on AFS securities:
Net unrealized (losses) arising during the period	$(6,438)	$2,115	$(4,323)
Less: reclassification adjustment for (losses) realized in net income	(49,909)	13,555	(36,354)
Net unrealized holding gain on AFS securities	43,471	(11,440)	32,031

Net unrealized loss on cash flow hedging derivatives:
Net unrealized (loss) arising during the period	(5,413)	1,471	(3,942)
Less: reclassification adjustment for (losses) realized in net income	(314)	85	(229)
Net unrealized (loss) on cash flow hedging derivatives	(5,099)	1,386	(3,713)
Other comprehensive income	$38,372	$(10,054)	$28,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in each component of accumulated other comprehensive income/(loss), for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Net unrealized holding loss on AFS Securities	Net loss on effective cash flow hedging derivatives	Net unrealized holding loss on pension plans	Total
Three Months Ended June 30, 2025
Balance at Beginning of Period	$(94,145)	$(1,140)	$266	$(95,019)
Other comprehensive income before reclassifications	3,469	310	—	3,779
Less: amounts reclassified from accumulated other comprehensive (loss)	—	—	—	—
Total other comprehensive income	3,469	310	—	3,779
Balance at End of Period	$(90,676)	$(830)	$266	$(91,240)

Three Months Ended June 30, 2024
Balance at Beginning of Period	$(106,902)	$(7,128)	$(385)	$(114,415)
Other comprehensive (loss) before reclassifications	(592)	195	—	(397)
Less: amounts reclassified from accumulated other comprehensive (loss)	—	(114)	—	(114)
Total other comprehensive income	(592)	309	—	(283)
Balance at End of Period	$(107,494)	$(6,819)	$(385)	$(114,698)

Six Months Ended June 30, 2025
Balance at Beginning of Period	$(104,410)	$(2,199)	$266	$(106,343)
Other comprehensive (loss) before reclassifications	13,734	1,369	—	15,103
Less: amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	13,734	1,369	—	15,103
Balance at End of Period	(90,676)	(830)	266	(91,240)

Six Months Ended June 30, 2024
Balance at Beginning of Period	$(139,525)	$(3,106)	$(385)	$(143,016)
Other comprehensive (loss) before reclassifications	(4,323)	(3,942)	—	(8,265)
Less: amounts reclassified from accumulated other comprehensive income	(36,354)	(229)	—	(36,583)
Total other comprehensive (loss)	32,031	(3,713)	—	28,318
Balance at End of Period	$(107,494)	$(6,819)	$(385)	$(114,698)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024:

			Affected Line Item in the
	Three Months Ended June 30,		Statement where Net Income
(In thousands)	2025	2024	is Presented
Realized (losses) on AFS securities:
	$—	$—	Non-interest income
	—	—	Tax benefit
	—	—	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	(157)	Interest expense
	—	—	Non-interest expense
	—	43	Tax benefit
	—	(114)	Net of tax
Total reclassifications for the period	$—	$(114)	Net of tax

			Affected Line Item in the
	Six Months Ended June 30,		Statement where Net Income
(In thousands)	2025	2024	is Presented
Realized (losses) on AFS securities:
	$—	$(49,909)	Non-interest income
	—	13,555	Tax benefit
	—	(36,354)	Net of tax

Realized (losses) on cash flow hedging derivatives:
	—	(632)	Interest expense
	—	—	Non-interest expense
	—	172	Tax benefit
	—	(460)	Net of tax
Total reclassifications for the period	$—	$(36,814)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS PER SHARE

Earnings per share have been computed based on the following (average diluted shares outstanding are calculated using the treasury stock method):

	Three Months Ended June 30,		Six months ended June 30, 2025
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$30,366	$24,025	$56,085	$3,837

Average number of common shares issued	51,903	51,903	51,903	51,903
Less: average number of treasury shares	5,595	8,656	5,552	8,506
Less: average number of unvested stock award shares	544	810	620	795
Average number of basic shares outstanding	45,764	42,437	45,731	42,602
Plus: dilutive effect of unvested stock award shares	242	71	310	161
Plus: dilutive effect of stock options outstanding	1	—	1	—
Average number of diluted shares outstanding	46,007	42,508	46,042	42,763

Basic earnings per common share:	$0.66	$0.57	$1.23	$0.09
Diluted earnings per common share:	$0.66	$0.57	$1.22	$0.09

For the three months ended June 30, 2025, 301 thousand shares of unvested restricted stock and 44 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2025, 318 thousand shares of unvested restricted stock and 44 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended June 30, 2024, 739 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation. For the six months ended June 30, 2024, 627 thousand shares of unvested restricted stock and 49 thousand options outstanding were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCK-BASED COMPENSATION PLANS

A combined summary of activity in the Company’s stock award and stock option plans for the six months ended June 30, 2025 is presented in the following table:

	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
December 31, 2024	796	$24.94	44	$26.65
Granted	1	29.13	—	—
Acquired	—	—	—	—
Stock options exercised	—	—	—	—
Stock awards vested	(264)	26.01	—	—
Forfeited	(40)	26.01	—	—
Expired	—	—	—	—
June 30, 2025	493	$24.29	44	$26.65

During the three months ended June 30, 2025 and 2024, there were no stock option exercises. During the three and six months ended June 30, 2025, there were 172 thousand and 263 thousand shares vested in connection with stock awards, respectively. During the three and six months ended June 30, 2024, there were 173 thousand and 339 thousand shares vested in connection with stock awards, respectively. All of these shares were issued from available treasury stock. Stock-based compensation expense totaled $1.3 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense totaled $2.6 million and $3.9 million during the six months ended June 30, 2025 and 2024, respectively.Stock-based compensation expense is recognized over the requisite service period for all awards.

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$4,835	$4,835
Securities available for sale:
U.S Treasuries	7,985	—	—	7,985
Municipal bonds and obligations	—	60,135	—	60,135
Agency collateralized mortgage obligations	—	272,280	—	272,280
Agency residential mortgage-backed securities	—	222,257	—	222,257
Agency commercial mortgage-backed securities	—	65,830	—	65,830
Corporate bonds	—	32,294	3,932	36,226
Equity securities	—	647	—	647
Loans held for investment at fair value	—	—	296	296
Loans held for sale	—	4,014	—	4,014
Derivative assets	—	47,904	149	48,053
Capitalized servicing rights	—	—	2,146	2,146
Derivative liabilities	—	2,250	—	2,250

	December 31, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$—	$5,258	$5,258
Securities available for sale:
U.S Treasuries	6,989	—	—	6,989
Municipal bonds and obligations	—	60,864	—	60,864
Agency collateralized mortgage obligations	—	264,562	—	264,562
Agency residential mortgage-backed securities	—	220,240	—	220,240
Agency commercial mortgage-backed securities	—	66,711	—	66,711
Corporate bonds	—	32,456	3,901	36,357
Equity securities	—	655	—	655
Loans held for investment at fair value	—	—	325	$325
Loans held for sale	—	3,076	—	3,076
Derivative assets	—	47,799	124	47,923
Capitalized servicing rights	—	—	1,706	1,706
Derivative liabilities	—	79,039	—	79,039

There were no transfers between levels during the three months ended June 30, 2025.

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

Loans Held for Investment. The Company’s held for investment loan portfolio includes loans originated by Company and loans acquired through business combinations. The Company intends to hold these assets until maturity as a part of its business operations. For one acquired portfolio subset, the Company previously accounted for these purchased-credit impaired loans as a pool under ASC 310, as they were determined to have common risk characteristics. These loans were recorded at fair value on acquisition date and subsequently evaluated for impairment collectively. Upon adoption of ASC 326, the Company elected the fair value option on this portfolio, recognizing an $11.2 million fair value write-down charged to retained earnings, net of deferred tax impact, as of January 1, 2020. The fair value of this loan portfolio is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. The discount rate used in the valuation is consistent with assets that have significant credit deterioration. The cash flow assumptions include payment schedules for loans with current payment histories and estimated collateral value for delinquent loans. All of these loans were nonperforming as of June 30, 2025.

			Aggregate Fair Value
June 30, 2025	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$296	$6,521	$(6,225)

			Aggregate Fair Value
December 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for investment at fair value	$325	$6,541	$(6,216)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale. The Company elected the fair value option for all loans held for sale (HFS) originated for sale on or after May 1, 2012. Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices for similar loans in active markets.

			Aggregate Fair Value
June 30, 2025	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$4,014	$3,947	$67

			Aggregate Fair Value
December 31, 2024	Aggregate	Aggregate	Less Aggregate
(In thousands)	Fair Value	Unpaid Principal	Unpaid Principal
Loans held for sale	$3,076	$3,015	$61

The changes in fair value of loans held for sale for the three and six months ended June 30, 2025, were gains of $42 thousand and $6 thousand, respectively. During the three and six months ended June 30, 2025, originations of loans held for sale totaled $36.5 million and $58.7 million, respectively. During the three and six months ended June 30, 2025, sales of loans originated for sale totaled $33.9 million and $57.5 million, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024.

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2025
March 31, 2025	$5,010	$3,923	$318	$93	$8	$1,646
Unrealized gain/(loss), net recognized in other non-interest income	23	—	(10)	5	43	500
Unrealized gain (loss) included in accumulated other comprehensive income	—	9		—	—	—
Paydown of asset	(198)	—	(12)	—	—	—
Transfers to held for sale loans	—	—	—	—	—	—
June 30, 2025	$4,835	$3,932	$296	$98	$51	$2,146

Six Months Ended June 30, 2025
December 31, 2024	$5,258	$3,901	$326	$90	$34	$1,706
Unrealized gain, net recognized in other non-interest income	48	—	(9)	8	17	440
Unrealized gain (loss) included in accumulated other comprehensive income	—	31	—	—	—	—
Paydown of asset	(471)	—	(21)	—	—	—
Transfers to held for sale loans	—	—	—	—	—	—
Additions to servicing rights	—	—	0	—	—	—
June 30, 2025	$4,835	$3,932	$296	$98	$51	$2,146

Unrealized (loss)/gain relating to instruments still held at June 30, 2025	$9	$(68)	$—	$98	$51	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets (Liabilities)
		Securities	Loans			Capitalized
	Trading	Available	Held for	Commitments	Forward	Servicing
(In thousands)	Securities	for Sale	Investment	to Lend	Commitments	Rights
Three Months Ended June 30, 2024
March 31, 2024	$5,909	$3,929	$396	$147	$78	$1,346
Unrealized (loss)/gain, net recognized in other non-interest income	14	—	(45)	338	(46)	220
Unrealized gain included in accumulated other comprehensive income	—	(27)	—	—	—	—
Paydown of asset	(224)	—	(25)	—	—	—
Transfers to held for sale loans	—	—	—	(384)	—	—
June 30, 2024	$5,699	$3,902	$326	$101	$32	$1,566

Six Months Ended June 30, 2024
December 31, 2023	$6,142	$3,923	$374	$34	$21	$1,526
Unrealized gain/(loss), net recognized in other non-interest income	3	—	3	598	11	40
Unrealized (loss) included in accumulated other comprehensive income	—	(21)	—	—	—	—
Paydown of asset	(446)	—	(51)	—	—	—
Transfers to held for sale loans	—	—	—	(531)	—	—
Additions to servicing rights	—	—	0	—	—	—
June 30, 2024	$5,699	$3,902	$326	$101	$32	$1,566

Unrealized (loss)/gain relating to instruments still held at June 30, 2024	$(57)	$(98)	$—	$101	$32	$—

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

	Fair Value			Significant Unobservable Input
(In thousands)	June 30, 2025	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$4,835	Discounted Cash Flow	Discount Rate	3.31%
AFS Securities	3,932	Indication from Market Maker	Price	99.41%
Loans held for investment	296	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0 - $20.1
Commitments to lend	98	Historical Trend	Closing Ratio	79.63%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	51	Historical Trend	Closing Ratio	79.63%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	2,146	Discounted cash flow	Constant Prepayment Rate (CPR)	7.41%
			Discount Rate	10.09%
Total	$11,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value			Significant Unobservable Input
(In thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Value
Assets (Liabilities)
Trading Securities	$5,258	Discounted Cash Flow	Discount Rate	3.36%
AFS Securities	3,901	Indication from Market Maker	Price	97.53%
Loans held for investment	325	Discounted Cash Flow	Discount Rate	25.00%
			Collateral Value	$0.0- $18.8
Commitments to lend	90	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Forward commitments	34	Historical Trend	Closing Ratio	83.21%
		Pricing Model	Origination Costs, per loan	$3
Capitalized servicing rights	1,706	Discounted Cash Flow	Constant Prepayment Rate (CPR)	7.21%
			Discount Rate	10.09%
Total	$11,314

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

	June 30, 2025	Fair Value Measurement Date	December 31, 2024	Fair Value Measurement Date
	Level 3	Level 3	Level 3	Level 3
(In thousands)	Inputs	Inputs	Inputs	Inputs
Assets
Individually evaluated	$2,255	June 2025	$2,195	December 2024
Capitalized servicing rights	10,330	June 2025	10,084	December 2024
Other real estate owned	124	June 2025	—	December 2024
Total	$12,709		$12,279

Quantitative information about the significant unobservable inputs within Level 3 non-recurring assets is as follows:

	Fair Value
(In thousands)	June 30, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
Assets
Individually evaluated	$2,255	Fair Value of Collateral	Discounted Cash Flow - Loss Severity	(100.00)% to 0.00% ((65.53)%
			Appraised Value	$0 to $177 ($147)
Capitalized servicing rights	10,330	Discounted Cash Flow	Constant Prepayment Rate (CPR)	5.22% to 19.10% (13.90%)
			Discount Rate	10.47% to 12.31% (11.16%)
Other Real Estate Owned	124	Fair Value of Collateral	Appraised Value	N/A
Total	$12,709
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

There were no Level 1 or Level 2 nonrecurring fair value measurements for the periods ended June 30, 2025 and December 31, 2024.

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

Other real estate owned ("OREO"). OREO results from foreclosure process on residential or commercial loans issued by the Bank. Upon assuming the real estate, the Company records the property at the fair value of the asset less the estimated sales costs. Thereafter, OREO properties are recorded at the lower of cost or fair value less the estimated sales costs. OREO fair values are primarily determined based on Level 3 data including sales comparables and appraisals.

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

	June 30, 2025
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$802,731	$802,731	$802,731	$—	$—
Trading securities	4,835	4,835	—	—	4,835
Equity securities	647	647	—	647	—
Securities available for sale	664,713	664,713	7,985	652,796	3,932
Securities held to maturity	476,756	407,406	—	406,490	916
Federal Home Loan Bank stock	25,579	N/A	N/A	N/A	N/A
Net loans	9,381,505	9,159,079	—	—	9,159,079
Loans held for sale	4,014	4,014	—	4,014	—
Accrued interest receivable	47,481	47,481	—	47,841	—
Derivative assets	48,053	48,053	—	47,904	149
Assets held for sale	6,519	6,519	—	6,519	—

Financial Liabilities
Total deposits	$9,979,031	$9,974,063	$—	$9,974,063	$—
Short-term debt	360,000	359,895	—	359,895	—
Long-term Federal Home Loan Bank advances and other	103,861	101,150	—	101,150	—
Subordinated borrowings	121,736	111,352	—	111,352	—
Accrued interest payable	8,403	8,403	—	8,403	—
Derivative liabilities	2,250	2,250	—	2,250	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Carrying	Fair
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,128,409	$1,128,409	$1,128,409	$—	$—
Trading securities	5,258	5,258	—	—	5,258
Equity securities	655	655	—	655	—
Securities available for sale and other	655,723	655,723	6,989	644,833	3,901
Securities held to maturity	507,658	433,382	—	432,280	1,102
Federal Home Loan Bank stock	19,565	N/A	N/A	N/A	N/A
Net loans	9,270,294	8,984,103	—	—	8,984,103
Loans held for sale	3,076	3,076	—	3,076	—
Accrued interest receivable	49,410	49,410	—	49,410	—
Derivative assets	47,923	47,923	—	47,799	124
Financial Liabilities
Total deposits	$10,375,204	$10,367,636	$—	$10,367,636	$—
Short-term debt	103,500	103,635	—	103,635	—
Long-term Federal Home Loan Bank advances	212,982	209,736	—	209,736	—
Subordinated borrowings	121,612	110,447	—	110,447	—
Accrued interest payable	9,005	9,005	—	9,005	—
Derivative liabilities	79,039	79,039	—	79,039	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES

Presented below is net interest income after provision for credit losses for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six months ended June 30, 2025
(In thousands)	2025	2024	2025	2024
Net interest income	$91,921	$88,532	$181,692	$176,672
Provision for credit losses	4,000	6,499	9,500	12,499
Net interest after provision for credit losses	$87,921	$82,033	$172,192	$164,173

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

Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At June 30, 2025 and December 31, 2024 the carrying value of all tax equity investments was $43.0 million and $35.6 million, respectively, and were included in other assets on the Consolidated Balance Sheets.

The carrying value of the investments accounted for under the proportional amortization method (PAM) on June 30, 2025 included $21.2 million of delayed equity contributions described in the chart below. The delayed equity contributions were included in Other Liabilities on the Consolidated Balance Sheets.

As of June 30, 2025, the Company's delayed equity contributions were estimated to be paid as follows:

(In thousands)	Delayed Equity Contributions
2025	$9,125
2026	7,294
2027	4,277
2028	245
Thereafter	237
Total delayed equity contributions	$21,178

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Provision for Income Taxes:
Amortization of tax credit investments	$(951)	$(639)	$(1,902)	$(1,278)
Tax credit and other tax benefit/(expense)	860	188	1,715	761
Total provision for income taxes	$(91)	$(451)	$(187)	$(517)

There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three months ended June 30, 2025 and 2024. There were no impairment losses recorded on tax equity investments during the three and six months ended June 30, 2025 and 2024.

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

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NOMINAL AND PER SHARE DATA
Net earnings per common share, diluted	$0.66	$0.57	$1.22	$0.09
Operating earnings per common share, diluted (1)(2)	0.69	0.55	1.29	1.03
Net income, (thousands)	30,366	24,025	56,085	3,837
Operating net income, (thousands) (1)(2)	31,587	23,168	59,208	44,102
Net interest income, non FTE	91,921	88,532	181,692	176,672
Net interest income, FTE (4)	93,761	90,545	185,416	180,691
Total common shares outstanding, (thousands)	46,303	42,959	46,303	42,959
Average diluted shares, (thousands)	46,007	42,508	46,042	42,763
Total book value per common share	26.40	23.58	26.40	23.58
Tangible book value per common share (2)	26.12	23.18	26.12	23.18
Dividends per common share	0.18	0.18	0.36	0.36
Dividend payout ratio	27.54%	32.74%	29.80%	N/M

PERFORMANCE RATIOS (3)
Return on equity	9.97%	9.49%	9.31%	0.76%
Operating return on equity (1)(2)	10.37	9.15	9.83	8.69
Return on tangible common equity (1)(2)	10.35	9.99	9.69	1.11
Operating return on tangible common equity (1)(2)	10.76	9.65	10.22	9.19
Return on assets	1.03	0.82	0.95	0.07
Operating return on assets (1)(2)	1.07	0.79	1.00	0.75
Net interest margin, FTE (4)	3.27	3.20	3.26	3.18
Efficiency ratio (1)(2)	56.73	63.40	58.07	64.81

FINANCIAL DATA (in millions, end of period)
Total assets	$12,035	$12,219	$12,035	$12,219
Total earning assets	11,346	11,510	11,346	11,510
Total loans	9,499	9,229	9,499	9,229
Total deposits	9,979	9,621	9,979	9,621
Loans/deposits (%)	95%	96%	95%	96%
Total shareholders' equity	1,222	1,013	1,222	1,013

ASSET QUALITY
Allowance for credit losses, (millions)	$117	$112	$117	$112
Net charge-offs, (millions)	(3)	(2)	(7)	(6)
Net charge-offs (QTD annualized)/average loans	0.14%	0.07%	0.15%	0.13%
Provision expense, (millions)	$4	$6	$10	$12
Non-accruing loans/total loans	0.27%	0.23%	0.27%	0.23%
Allowance for credit losses/non-accruing loans	462	525	462	525
Allowance for credit losses/total loans	1.24	1.22	1.24	1.22

CAPITAL RATIOS
Common equity tier 1 capital to risk-weighted assets	13.4	11.6%	13.4%	11.6%
Tier 1 capital leverage ratio	13.6	9.6	13.6	9.6
Tangible common shareholders' equity/tangible assets (2)	10.1	8.2	10.1	8.2

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

AVERAGE BALANCES AND AVERAGE YIELDS/RATES
The following table presents average balances and an analysis of average rates and yields on an annualized fully taxable equivalent basis for the periods included:

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,903	$76	6.19%	$4,649	$77	6.52%
Commercial and industrial loans	1,501	27	6.99	1,384	27	7.62
Residential mortgages	2,711	30	4.39	2,694	28	4.21
Consumer loans	369	5	6.58	430	8	7.47
Total loans (1)	9,484	138	5.82	9,157	140	6.05
Investment securities (2)	1,299	8	2.59	1,332	8	2.44
Short-term investments & loans held for sale (3)	540	5	4.31	597	8	5.07
New York branch loans held for sale (4)	—	—	—	57	1	5.86
Total interest-earning assets	11,323	151	5.38	11,143	157	5.57
Intangible assets	13		x	18		x
Other non-interest earning assets	513		x	531		x
Total assets	$11,849			$11,692
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,281	$—	—%	$2,244	$—	—%
NOW and other	800	3	1.48	763	3	1.44
Money market	3,095	23	2.92	2,909	24	3.32
Savings	1,081	3	1.24	1,004	3	1.06
Time	2,560	24	3.73	2,376	25	4.22
Total deposits	9,817	53	2.15	9,296	55	2.35
Borrowings and notes (5)	590	7	4.65	619	9	5.55
New York branch non-interest-bearing deposits (4)	—	—	—	97	—	—
New York branch interest-bearing deposits (4)	—	—	—	386	3	2.80
Total funding liabilities	10,407	60	2.29	10,398	67	2.53
Other non-interest earning liabilities	224			281
Total liabilities	10,631			10,679

Total common shareholders' equity	1,218			1,013
Total shareholders’ equity	1,218			1,013
Total liabilities and shareholders’ equity	$11,849			$11,692
Net interest margin, FTE			3.27%			3.20%

Supplementary data
Net Interest Income, non FTE	$91.9			$88.5
FTE income adjustment (6)	1.8			2.0
Net Interest Income, FTE	$93.7			$90.5

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

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)	Average Balance	Interest (FTE basis)	Yield/Rate (FTE basis)
Assets
Loans:
Commercial real estate	$4,884	$151	6.19%	$4,601	$152	6.52%
Commercial and industrial loans	1,474	52	6.99	1,370	53	7.63
Residential mortgages	2,709	60	4.37	2,681	57	4.18
Consumer loans	369	10	6.57	447	16	7.36
Total loans (1)	9,436	273	5.81	9,099	278	6.05
Investment securities (2)	1,306	17	2.60	1,529	18	2.41
Short-term investments & loans held for sale (3)	537	10	4.25	543	14	5.07
New York branch loans held for sale (4)	—	—	—	37	1	5.79
Total interest-earning assets	11,279	300	5.36	11,208	311	5.50
Intangible assets	14		x	18		x
Other non-interest earning assets	509		x	497		x
Total assets	$11,802			$11,723
Liabilities and shareholders’ equity
Deposits:
Non-interest-bearing demand deposits	$2,271	$—	—%	$2,296	$—	—%
NOW and other	779	5	1.40	781	6	1.40
Money market	3,171	46	2.89	2,996	49	3.28
Savings	1,060	6	1.19	1,021	5	1.02
Time	2,551	48	3.82	2,469	51	4.15
Total deposits	9,832	106	2.16	9,563	111	2.32
Borrowings and notes (5)	527	13	4.78	563	16	5.54
New York branch non-interest-bearing deposits (4)	—	—	—	64	—	—
New York branch interest-bearing deposits (4)	—	—	—	252	4	2.78
Total funding liabilities	10,359	119	2.30	10,442	131	2.49
Other non-interest earning liabilities	239			266
Total liabilities	10,598			10,708

Total common shareholders' equity	1,205			1,015
Total shareholders’ equity	1,205			1,015
Total liabilities and shareholders’ equity	$11,803			$11,723
Net interest margin, FTE			3.26%			3.18%

Supplementary data
Net Interest Income, non FTE	$181.7			$176.7
FTE income adjustment (6)	4.0			4.0
Net Interest Income, FTE	$185.7			$180.7

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following table summarizes the reconciliation of non-GAAP items recorded for the periods indicated:

		At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
GAAP Net income		$30,366	$24,025	$56,085	$3,837
Adj: Loss on sale of AFS securities		—	—	—	49,909
Adj: Merger, restructuring, and other expense		1,491	(384)	3,945	3,233
Adj: Income taxes		(270)	(473)	(822)	(12,877)
Total operating income (non-GAAP) (1)	(A)	$31,587	$23,168	$59,208	$44,102

GAAP Total revenue		$113,673	$108,665	$224,116	$164,206
Adj: Loss on sale of AFS securities		—	—	—	49,909
Total operating revenue (non-GAAP) (1)	(B)	$113,673	$108,665	$224,116	$214,115

GAAP Total non-interest expense		$68,144	$70,931	$138,510	$146,951
Less: Total non-operating expense (see above)		(1,491)	384	(3,945)	(3,233)
Operating non-interest expense (non-GAAP) (1)	(C)	$66,653	$71,315	$134,565	$143,718

(In millions, except per share data)
Total average assets	(D)	$11,849	$11,692	$11,802	$11,723
Total average shareholders’ equity	(E)	1,218	1,013	1,205	1,015
Total average tangible shareholders’ equity (1)	(G)	1,205	995	1,191	997
Total tangible shareholders’ equity, period-end (2)(3)	(I)	1,210	996	1,210	996
Total tangible assets, period-end (1)	(J)	12,022	12,202	12,022	12,202
Total common shares outstanding, period-end (thousands)	(K)	46,303	42,959	46,303	42,959
Average diluted shares outstanding (thousands)	(L)	46,007	42,508	46,042	42,763

Earnings/(loss) per common share, diluted		$0.66	$0.57	$1.22	$0.09
Operating earnings per common share, diluted (1)	(A/L)	0.69	0.55	1.29	1.03
Book value per common share, period-end		26.40	23.58	26.40	23.58
Tangible book value per common share, period-end (1)	(I/K)	26.12	23.18	26.12	23.18
Total shareholders' equity/total assets		10.16	8.29	10.16	8.29
Total tangible shareholder's equity/total tangible assets (1)	(I/J)	10.06	8.16	10.06	8.16
		x	x
Performance ratios (3)		x	x
Return on equity		9.97%	9.49%	9.31%	0.76%
Operating return on equity (1)	(A/E)	10.37	9.15	9.83	8.69
Return on tangible common equity (1)(4)		10.35	9.99	9.69	1.11
Operating return on tangible common equity (1)(4)	(A+O)/(G)	10.76	9.65	10.22	9.19
Return on assets		1.03	0.82	0.95	0.07
Operating return on assets (1)	(A/D)	1.07	0.79	1.00	0.75
Efficiency ratio (1)(6)	(C-O)/(B+M+P)	56.73	63.40	58.07	64.81

Supplementary data (In thousands)
Intangible amortization	(O)	1,128	1,140	2,256	2,345
Fully taxable equivalent income adjustment	(P)	1,840	2,013	3,724	4,019
30

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
(5)    The non-interest income amortization is the reduction to the tax-advantaged investments and are incurred as the tax credits are generated.
(6)    As of January 1, 2024, the Company elected the proportional amortization method for certain tax credits eliminating the need to adjust the efficiency ratio for tax credit impacts.

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

Proposed Transaction with Brookline Bancorp, Inc. On December 16, 2024, Berkshire Hills Bancorp, Inc., Commerce Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Berkshire formed solely to facilitate the merger (“Merger Sub”) and Brookline Bancorp, Inc., a Delaware corporation (“Brookline”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brookline, with Brookline as the surviving entity, and immediately thereafter, Brookline will merge with and into Berkshire, with Berkshire as the surviving entity (collectively, the “Merger”). As a result of the Merger, the separate corporate existence of Brookline will cease, and Berkshire will continue as the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, each outstanding share of Brookline common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. Holders of Brookline common stock will receive cash in lieu of fractional shares of Berkshire common stock. As a result of the proposed transaction and a $100 million common stock offering completed by Berkshire to support the proposed transaction, Berkshire stockholders will own approximately 55% and Brookline stockholders will own approximately 45% of the outstanding shares of the combined company. The proposed transaction is targeted to close in the third quarter of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals. During the second quarter of 2025, stockholders of Berkshire and Brookline approved resolutions required as conditions for the closing of the merger.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “remain,” “target” and similar expressions. There are many factors that could cause actual results to differ significantly from expectations described in the forward-looking statements. For a discussion of such factors, please see the sections titled “Forward-Looking Statements” and “Risk Factors” in Berkshire’s most recent reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and available on the SEC’s website at www.sec.gov. These factors include, but are not limited to, the occurrence of any event, change or other circumstances that could give rise to the right of Berkshire or Brookline to terminate the merger agreement; the outcome of any legal proceedings that may be instituted against Berkshire or Brookline; delays in completing the proposed transaction with Brookline; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) , or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all, including the ability of Berkshire and Brookline to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the impact of certain restrictions during the pendency of the proposed transaction on the parties’ ability to pursue certain business opportunities and strategic transactions; diversion of management’s attention from ongoing business operations and opportunities; and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction.

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

Second quarter earnings per share were $0.66 in 2025 compared to $0.57 in 2024. The non-GAAP measure of operating earnings per share increased year-over-year by 25% to $0.69 from $0.55. This reflected positive operating leverage from revenue growth and expense reduction. Second quarter 2025 operating earnings and earnings per share were the highest quarterly level since 2019.

First half earnings per share increased year-over-year to $1.22 from $0.09. Earnings in the first quarter of 2024 were impacted by a non-operating loss on the sale of investment securities. First half operating earnings per share increased by 25% to $1.29 from $1.03.

Return on assets improved to 1.03% on a GAAP basis and 1.07% on an operating basis in the second quarter of 2025. Return on tangible common equity improved to 10.35% and 10.76% on an operating basis for this period. Measures of asset performance have remained strong and the 10.1% ratio of tangible common equity to tangible assets included the benefit of the stock offering in December 2024. At period-end, book value per share was $26.40 and tangible book per share was $26.12.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

Summary. Second quarter 2025 net income increased year-over-year by $6 million, or 26%, to $30 million. For the first half of the year, net income increased to $56 million from $4 million due to the impact in 2024 of a $50 million non-operating loss on the sale of investment securities in the first quarter.

Second quarter operating income increased year-over-year by $8 million, or 36%, to $32 million. For the first half of the year, operating income increased $15 million, or 34%, to $59 million.

First half growth in operating income reflected a $10 million increase in operating revenue, a $9 million decrease in operating expense, and a $3 million decrease in credit loss provision expense, partially offset by higher income tax expense. These results were due primarily to growth in loans and deposits, and reductions in operating expenses due to restructuring programs. Improvements in 2025 operations reflected these broadly diversified programs and resulted in the best quarterly operating metrics since 2019.

Net Interest Income. Net interest income increased year-over-year by $3 million, or 4%, for the second quarter and by $5 million, or 3%, for the first half of the year. This increase included the reinvestment of the $0.4 billion in proceeds from sales of lower yielding securities in the first quarter of 2024 into higher yielding loans in subsequent periods. Additionally net interest income benefited from the investment of proceeds from the $100 million stock offering in December 2024. The second quarter net interest margin improved year-over-year to 3.27% from 3.20%, and from 3.24% in the linked quarter. Both loan yields and deposit costs decreased year-over-year following a 100 basis reduction in the federal funds rate in the second half of 2024. The second quarter 2025 loan yield measured 5.82% and the cost of deposits measured 2.15%.

Non-Interest Income. Second quarter non-interest income increased year-over-year by $2 million in the second quarter and by $55 million for the first half of the year due to the $50 million non-operating loss on the sale of investment securities in the first quarter of 2024. Excluding this loss, operating non-interest income increased $5 million, or 13%, for the first half of the current year. This was primarily due to higher loan related fees which increased $3 million and $4 million for the above respective periods. The primary components of this growth were improved mortgage servicing rights values and higher volumes of commercial loan interest rate swaps.

Provision Expense for Credit Losses. Provision expense decreased $3 million year-over-year primarily in the second quarter. The Company recorded higher provisioning expense in the first half of 2024 as credit loss expectations were increasing, resulting in increased reserve coverage of total loans in that period..

Non-Interest Expense. Total non-interest expense decreased year-over-year by $3 million in the second quarter and $8 million for the first half of the year. Operating non-interest expense excludes amounts related to restructurings, the sale of ten branches, and the pending merger. Operating non-interest expense decreased year-over-year by $5 million, or 7%, in the second quarter and by $9 million, or 6%, in the first half of the year. This included the impact of lower operating expenses following the consolidation of three branches and sale of ten branches in 2024. Including the benefit of revenue growth, the efficiency ratio improved to 56.7% in the most recent quarter, which was the most favorable quarterly result since 2019.

For the first six months of the year, compensation expense decreased $1 million, or 1%, and occupancy expense decreased $2 million, or 11%. Full-time equivalent staff decreased to 1,158 positions at period-end, compared to 1,283 positions at midyear 2024 and 1,216 positions at year-end 2024. This includes the impact of 40 positions transferred as part of the branch sale. First half professional services expense decreased $3 million and the category of other expenses decreased $4 million primarily due to cost initiatives and as development initiatives were slowed ahead of the merger.

Income Tax Expense. The effective income tax rate was 27% in the second quarter of 2025, and 26% in the first half of the year. The full year 2024 effective tax rate was 23%. The higher rate in 2025 is primarily related to higher levels of taxable income.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2025 COMPARED TO DECEMBER 31, 2024

General. Total assets decreased 2% to $12.0 billion at period-end from $12.3 billion at year-end 2024, primarily reflecting the impact on cash and equivalents from seasonal run-off of higher year-end overnight deposits. Total loans increased by 1% in the first half of the year. Measures of asset performance remained favorable; delinquent and non-performing loans were 0.48% of total period-end loans. Loans/deposits measured 95% at period-end and tangible common equity/tangible assets measured 10.1%.

Loans. Total loans increased $114 million to $9.5 billion due primarily to a $91 million, or 1%, increase in commercial loans. A $129 million increase in commercial multifamily loans included construction loans which were completed and converted to term; construction loans decreased by $105 million. Commercial and industrial loans increased $55 million. During the first half of the year, the Bank sold the remaining portfolio of Upstart-related consumer loans, which totaled $7 million at year-end 2024. Consumer loan net charge-offs in 2025 included the net loss on this sale. The yield on average loans decreased by 6 basis points to 5.82% for the second quarter of 2025, compared to the fourth quarter of 2024.

Based on the supervisory definition of commercial real estate loans which excludes owner-occupied properties, the supervisory measure of commercial real estate loans to total bank risk-based regulatory capital measured 283% at period-end, compared to 292% at year-end 2024. The supervisory measure of construction loans to bank regulatory capital measured 45% and 54% at these respective dates.

Asset Quality and Allowance for Credit Losses on Loans. Loan performance indicators remained favorable in 2025. Period-end non-performing loans measured 0.27% of total loans and accruing delinquent loans were 0.21% of total loans. The comparable measures at year-end 2024 were 0.26% for both of these measures. Net charge-offs for the first half of the year were 0.15% annualized compared to average loans, and measured 0.11% of average loans excluding consumer loans. The ratio of the allowance to total loans increased to 1.24% at period-end from 1.22% at year-end 2024. At period-end, the allowance measured 462% of non-performing loans. The allowance includes higher qualitative reserves related to macroeconomic uncertainties. The largest increase was a $5.1 million increase in the reserve for residential mortgages due to qualitative factors. The largest decrease was a $4.5 million reduction in the consumer loan reserve due to the sale of the Upstart loan portfolio.

Criticized loans increased $98 million to 3.62% of total loans at period-end from 2.62% at year-end 2024 including classified loans which increased $49 million to 1.70% of total loans from 1.20% for these respective dates. Potential problems loans, which are defined as accruing classified loans, increased by $48 million to $136 million at period-end from $88 million at year-end 202, which was primarily in construction loans and in commercial and industrial loans.

Deposits and Borrowings. Total end of period deposits decreased $396 million to $10.0 billion primarily due to runoff of seasonally high year-end payroll related balances. Total end of period deposits excluding payroll and brokered deposits increased $77 million, or 1%, during the first half of the year. The average cost of deposits decreased 15 basis points to 2.15% in the first quarter of 2025 compared to the fourth quarter of 2024. Total period-end borrowings increased $148 million to $586 million during the first half of the year due primarily to the seasonal decline in deposits.

Derivative Financial Instruments. The notional amount of derivative financial instruments increased $173 million to $5.1 billion at period end, compared to $4.9 billion at year-end 2024. Cash flow hedges decreased by $125 million and interest rate swaps related to commercial loans increased $248 million, or 7%. The net fair value of these instruments at period-end was a liability of $17 million compared to a liability of $31 million at year-end 2024. Included in derivative financial instruments are $675 million in cash flow hedges on commercial loans, of which $150 million mature in 2025, $425 million mature in 2026, and $100 million mature in 2027. The Company recorded a $321 thousand six month charge to interest expense for the realized loss on cash flow hedging instruments, compared to a charge of $314 thousand in the first half of 2024.

Shareholders’ Equity. Total shareholders’ equity increased $55 million, or 5%, to $1.2 billion during the first half of the year, including $39 million in retained first half earnings and $15 million in other comprehensive income reflecting the benefit of improved securities prices due to lower medium term interest rates. The common equity Tier 1 ratio increased to 13.4% at period-end from 13.0% at year-end 2024.Book value per share increased 5% on both a GAAP and a tangible basis to $26.40 and $26.12 respectively. The $0.18 quarterly dividend yielded 2.7% annualized compared to the period-end book value per share.

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

At June 30, 2025, liquid assets totaling $1.5 billion included $0.8 billion in cash and equivalents and $0.7 billion in securities available for sale. Liquid assets declined from $1.8 billion at year-end 2024 due to the runoff of seasonally high overnight deposits at year-end. Wholesale funds increased to $1.0 billion from $0.9 billion, and consisted of $0.6 billion in borrowings and $0.4 billion in brokered deposits at period-end. The ratio of loans to deposits increased to 95% at period end from 90% at year-end 2024.

Unused borrowing availability at period-end from the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston totaled $3.9 billion, compared to $4.1 billion at year-end 2024. Borrowings from these sources are supported by collateral, to the extent utilized. Cash balances at the holding company totaled $157 million at period-end, including the net proceeds from the $100 million common stock placement in December 2024.

During the first half of 2025, seasonal deposit outflows were the primary use of funds which was funded from cash and equivalents and increased borrowings.

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

The Company’s goal is to maintain sound capitalization and use capital generation to support organic growth and shareholder distributions in the form of dividends and stock repurchases. The Company’s goal is to maintain a “well-capitalized” regulatory designation under projected and stressed financial projections. The Company issued $100 million in common stock in December 2024 related to the agreement for a merger of equals with Brookline Bancorp. In May 2025, shareholders of both companies approved resolutions related to the merger. Proposals approved by Berkshire shareholders included the issuance of common shares as merger consideration and an increase in authorized common shares from 100 million shares to 200 million shares at the effective time of the merger.

While the Company monitors the book value of equity and related metrics, it primarily manages capital based on regulatory capital measures, with a focus on the common equity Tier 1 capital ratio. This ratio measured 13.4% at period end, compared to 13.0% at year-end 2024.

In acting as a source of strength for the Bank, the Company relies in the long term on capital distributions from the Bank in order to provide operating and capital service for the Company, which in turn can access national financial markets to provide financial support to the Bank. Capital distributions from the Bank to the parent company presently require approval by the FDIC. Under the terms of the merger agreement, the bank subsidiaries of the two companies will be consolidated into Brookline Bank, which will be renamed. This bank will operate under a different regulatory structure compared to Berkshire Bank.

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

Net Interest Income (“NII”) at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a 12 month period assuming a static balance sheet. This simulation captures underlying product behaviors, such as asset and liability repricing dates, amortization and balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as (i) prepayment projections for loans and securities; (ii) new business loan spreads; and (iii) deposit pricing assumptions. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure NII Sensitivity. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario, while twist scenarios assume the shape of the curve flattens or steepens instantaneously.

The following tables set forth the estimated percent change in the Company’s NII Sensitivity compared to the flat rate scenario over one-year simulation periods beginning June 30, 2025 and December 31, 2024.

	Estimated Percent Change in Net Interest Income
Parallel Interest Rate Shock (basis points)	June 30, 2025	December 31, 2024
+200	6.2%	2.2%
+100	3.2	1.2
-100	(3.5)	(1.4)
-200	(7.1)	(2.9)
	Estimated Percent Change in Net Interest Income
Yield Curve Twist Interest Rate Shock (basis points)	June 30, 2025	December 31, 2024
Short End +100	1.7%	(0.4)%
Short End -100	(1.8)	0.3
Long End +100	1.6	1.6
Long End -100	(1.7)	(1.7)

The Company’s NII sensitivity results at period-end demonstrate increased asset sensitivity to a one year parallel shock over the last six months. This includes the diminishing impact of balance sheet hedges as they approach maturity. Short-end sensitivities to yield curve twists also reflected increased asset sensitivity.

Economic Value of Equity (EVE) Sensitivity analysis is conducted to ascertain a longer-term view of the Company’s exposure to changes in interest rates. As with NII modeling, EVE Sensitivity captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates, and discount rate spreads. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to periodic review.

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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	June 30, 2025	December 31, 2024
+200	(2.8)%	(1.4)%
+100	(1.4)	(0.6)
-100	0.7	0.2
-200	1.4	(0.1)
Modeled EVE sensitivity became more liability sensitive in the first half of 2025 primarily due to an update to the weighted average life of non-maturity deposits assumption, partially offset by slower decay of non-maturity deposits due to lower longer-term interest rates in the most recent quarter, as well as the diminishing hedge impact.

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

PART II
ITEM 1.            LEGAL PROCEEDINGS
As of June 30, 2025, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. A summary of certain legal matters involving unsettled litigation or pertaining to pending transactions are as follows:

On February 4, 2020, the Bank filed a complaint in the New York State Supreme Court for the County of Albany against Pioneer Bank (“Pioneer”) seeking damages of approximately $16.0 million. The complaint alleges that Pioneer is liable to the Bank for a credit loss of approximately $16.0 million suffered by the Bank in the third quarter of 2019 as a result of Pioneer’s breaches of a series of loan participation agreements executed in 2017, 2018 and 2019 in which it served as the lead bank, as well as constructive fraud, fraudulent concealment and/or negligent misrepresentation. Pioneer filed a motion to dismiss aspects of the Bank’s complaint, which motion was allowed in part by the court to dismiss the Bank’s negligent misrepresentation claim, and denied in part by the court to allow all other claims by the Bank to proceed. The Company wrote down the underlying credit loss in its entirety in the third quarter of 2019, but recognized a partial recovery of $1.7 million early in the second quarter of 2020. The Company has not accrued for any additional anticipated recovery at this time. Extensive discovery has taken place in this action. On November 30, 2022, the Bank filed an amended complaint in its action against Pioneer setting forth more detailed allegations of Pioneer’s breaches of the loan participation agreements and stating additional claims for fraudulent inducement to cause Berkshire to join the loan participation agreements, constructive fraud and fraudulent concealment. On January 30, 2023, as part of its response to the Bank’s amended complaint, Pioneer filed a counterclaim against the Bank alleging (i) certain breaches by the Bank of the 2019 loan participation agreement stemming from actions that the Bank took to protect its interests after it learned of the facts and circumstances that caused the underlying credit loss, and (ii) that as a result of accepting the partial recovery of approximately $1.7 million in the second quarter of 2020 the Bank should be deemed to have ratified the 2019 loan participation agreement and mooted its claims against Pioneer. Further discovery is continuing between the parties, and the Bank continues to actively build its case in this matter

On or about August 10, 2020, a former employee of the Bank’s subsidiary First Choice Loan Services Inc. (“FCLS”) filed a complaint in the Court of Common Pleas, Bucks County Pennsylvania against FCLS and two of its former senior corporate officers generally alleging wrongful termination as a result of purported whistleblower retaliation and other violations of New Jersey state employment law. The complaint also purports to name the Bank and the Company as additional defendants, even though neither entity ever employed, paid wages to or contracted with the plaintiff. On November 16, 2020, the plaintiff filed a First Amended Complaint reiterating the same claims against the same defendants. The Company's liability insurer has provided outside litigation counsel to defend the Company and the Bank in this matter, as well as FCLS and its former senior corporate officers. On December 7, 2020, defense counsel filed Preliminary Objections on behalf of the Company, the Bank, FCLS and FCLS’s former senior corporate officers denying the plaintiff’s claims and seeking dismissal of the case and an order that the plaintiff’s claims must proceed through arbitration in accordance with contractual obligations set forth in plaintiff’s previous employment agreement with FCLS. On June 30, 2021, the court dismissed the plaintiff’s complaint without prejudice in support of FCLS’s petition to compel arbitration. The parties are preparing for arbitration proceedings that are expected to occur no earlier than the first quarter of 2026. Discovery is continuing between the parties in preparation for final arbitration.

On or about May 13, 2024, a complaint was filed against the Bank in the United States District Court for the Northern District of New York, Syracuse Division by an individual who claims to have filed the complaint on behalf of a purported class of victims of an alleged Ponzi scheme perpetrated by a former Berkshire Bank customer. On October 31, 2024, the court dismissed the plaintiff’s complaint with prejudice for failure to state a claim upon which relief could be granted under Federal Rules of Civil Procedure 12(b)(6) and 9(b). In connection with bankruptcy proceedings involving the former customer and his operating entities, the Bank has received a Rule 2004 subpeona from the Plan Administator in his capacity as Assignee of potential claims against Berkshire ("Plan Adminostror") and Berkshire has produced responsive information. At this time, although a formal lawsuit has not been filed the Bank has received a draft complaint alleging claims against the Bank similiar to claims previously dismissed. The draft complaint is being promulgated by the Plan Administro and certain victims of the Ponzi scheme who are purporting to servce as class representatives in a putative class action

ITEM 1A. RISK FACTORS
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

The merger agreement was conditioned on the approval by stockholders of the two companies of proposals required by the terms of the agreement. The companies convened stockholder meetings in May 2025 and all of the necessary proposals were approved by stockholders, thereby satisfying this condition of the merger agreement. There have been no other material changes in risk factors from those identified in the Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)                Recent Sales of Unregistered Securities
The Company occasionally engages in the practice of transferring unregistered securities for the purpose of completing business transactions. These shares are issued to vendors or other organizations as consideration for services performed in accordance with each contract. During the three months ended June 30, 2025 and 2024 there were no shares transferred.

(b)                 Not applicable.

(c)                 The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2025:

	Total number of	Average price	Total number of shares purchased as part of publicly announced	Maximum number of shares that may yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1-30, 2025	—	$—	—	—
May 1-31, 2025	—	—	—	—
June 1-30, 2025	—	—	—	—
Total	—	$—	—	—

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.                OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.
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

BERKSHIRE HILLS BANCORP, INC.

Dated: August 11, 2025	By:	/s/ Nitin J. Mhatre
Nitin J. Mhatre
President and Chief Executive Officer

Dated: August 11, 2025	By:	/s/ Brett Brbovic
Brett Brbovic
Executive Vice President and Chief Financial Officer