Form 10-Q
period 2025-09-30
Beacon Financial Corp
filed 2025-11-10
CIK 1108134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           N/A           to                                 .
Commission file number 001-15781

BEACON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street
Boston MA	02116
(Address of principal executive offices)	(Zip Code)
(617) 425-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BBT	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

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

At October 31, 2025, the number of shares of common stock, par value $0.01 per share, outstanding was 83,908,861.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
i

Glossary of Acronyms and Terms
2021 Plan	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan
2025 Plan	Beacon Financial Corporation 2025 Stock Option and Incentive Plan
ACL	Allowance for Credit Losses
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
Bank	Beacon Bank & Trust
C&I	Commercial and industrial
Clarendon Private	Clarendon Private, LLC
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Company	Beacon Financial Corporation and its subsidiaries
Core deposits	Core deposits include total deposits excluding brokered deposits, certificate of deposits and payroll deposits
CRE	Commercial real estate
Customer Deposits	Customer deposits include total deposits excluding brokered deposits and payroll deposits
Eastern Funding	Eastern Funding, LLC
EPS	Earnings per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston and New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	U.S generally accepted accounting principles
GNMA	Government National Mortgage Association
GSEs	U.S. Government-sponsored enterprises
IBORs	Interbank Offered Rates
LEQ	Loan equivalency
MBSs	Mortgage-backed securities
OAEM	Other Assets Especially Mentioned
OCI	Other comprehensive income
OREO	Other Real Estate Owned
Plans	The 2021 Plan and the 2025 Plan
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2025	At December 31, 2024
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$182,251	$64,673
Short-term investments	1,038,369	478,997
Total cash and cash equivalents	1,220,620	543,670
Investment securities available-for-sale	1,739,423	895,034
Total investment securities	1,739,423	895,034
Allowance for investment security credit losses	(129)	(82)
Net investment securities	1,739,294	894,952
Loans held-for-sale	83,330	—
Loans and leases:
Commercial real estate loans	10,212,072	5,716,114
Commercial loans and leases	3,933,712	2,506,664
Consumer loans	4,096,123	1,556,510
Total loans and leases	18,241,907	9,779,288
Allowance for loan and lease losses	(253,735)	(125,083)
Net loans and leases	17,988,172	9,654,205
Restricted equity securities	99,431	83,155
Premises and equipment, net of accumulated depreciation of $110,195 and $103,466, respectively	158,375	86,781
Right-of-use asset operating leases	84,238	43,527
Deferred tax asset	178,456	56,620
Goodwill	353,471	241,222
Identified intangible assets, net of accumulated amortization of $20,341 and $16,526, respectively	198,339	17,461
OREO and repossessed assets, net	3,360	1,103
Cash surrender value of bank-owned life insurance policies	332,840	84,448
Other assets	381,513	198,182
Total assets	$22,821,439	$11,905,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$3,905,559	$1,692,394
Interest-bearing deposits:
NOW accounts	1,470,808	617,246
Savings accounts	2,904,888	1,721,247
Money market accounts	5,589,693	2,116,360
Certificate of deposit accounts	4,127,226	1,885,444
Brokered deposit accounts	905,889	868,953
Interest-bearing deposits	14,998,504	7,209,250
Total deposits	18,904,063	8,901,644
Borrowed funds:
Advances from the FHLB	841,044	1,355,926
Subordinated debentures and notes	198,283	84,328
Other borrowed funds	41,189	79,592
Total borrowed funds	1,080,516	1,519,846
Operating lease liabilities	92,211	44,785
Mortgagors' escrow accounts	11,179	15,875
Reserve for unfunded credits	13,727	5,981
Accrued expenses and other liabilities	304,747	195,256
Total liabilities	20,406,443	10,683,387

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 96,998,075 shares issued, respectively	896	970
Additional paid-in capital	2,171,912	902,584
Retained earnings	413,579	458,943
Accumulated other comprehensive (loss) income	(28,905)	(52,882)
Treasury stock, at cost; 5,449,039 shares and 7,019,384 shares, respectively	(142,486)	(87,676)
Total stockholders' equity	2,414,996	1,221,939
Total liabilities and stockholders' equity	$22,821,439	$11,905,326
See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$198,273	$149,643	$485,515	$440,493
Debt securities	10,984	6,473	24,440	19,831
Restricted equity securities	1,466	1,458	3,731	4,326
Short-term investments	5,438	1,986	10,275	5,724
Total interest and dividend income	216,161	159,560	523,961	470,374
Interest expense:
Deposits	71,901	59,796	178,061	176,401
Borrowed funds	11,654	16,756	38,779	49,376
Total interest expense	83,555	76,552	216,840	225,777
Net interest income	132,606	83,008	307,121	244,597
Provision for credit losses on loans	87,496	4,832	100,467	17,862
Provision (recovery) of credit losses on investments	32	(172)	47	(255)
Net interest income after provision for credit losses	45,078	78,348	206,607	226,990
Non-interest income:
Deposit fees	5,005	2,353	9,838	8,251
Loan fees	1,004	464	1,869	1,955
Loan level derivative income	635	—	701	543
Gain on sales of loans and leases held-for-sale	1,175	415	1,463	545
Wealth management fees	2,466	1,509	5,378	4,382
Other	2,060	1,607	4,726	3,352
Total non-interest income	12,345	6,348	23,975	19,028
Non-interest expense:
Compensation and employee benefits	49,999	35,130	120,999	106,521
Occupancy	6,921	5,343	17,991	16,663
Equipment and data processing	11,110	6,831	24,963	20,594
Professional services	2,114	2,143	5,311	5,788
FDIC insurance	1,971	2,118	5,888	6,027
Advertising and marketing	1,583	859	3,822	3,937
Amortization of identified intangible assets	3,587	1,668	6,448	5,045
Merger and restructuring expense	45,863	—	47,273	823
Other	6,148	3,856	14,684	12,748
Total non-interest expense	129,296	57,948	247,379	178,146
(Loss) income before provision for income taxes	(71,873)	26,748	(16,797)	67,872
(Benefit) provision for income taxes	(21,633)	6,606	(7,683)	16,693
Net (loss) income	$(50,240)	$20,142	$(9,114)	$51,179
Earnings per common share:
Basic	$(0.57)	$0.23	$(0.10)	$0.58
Diluted	(0.57)	0.23	(0.10)	0.57
Weighted average common shares outstanding:
Basic	87,508,517	89,033,463	88,566,368	88,944,569
Diluted	87,508,517	89,319,611	88,566,368	89,241,470
Dividends paid per common share	$0.323	$0.135	$0.593	$0.405

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net income (loss)	$(50,240)	$20,142	$(9,114)	$51,179

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	13,420	26,518	31,559	17,065
Income tax (expense) benefit	(3,247)	(6,089)	(7,322)	(3,823)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	10,173	20,429	24,237	13,242

Cash flow hedges:
Change in fair value of cash flow hedges	(113)	3,186	31	(1,215)
Income tax (expense) benefit	24	(814)	(25)	238
Net change in fair value of cash flow hedges, net of taxes	(89)	2,372	6	(977)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(525)	(1,090)	(1,593)	(3,296)
Income tax (expense) benefit	136	279	412	844
Net reclassification adjustment for change in fair value of cash flow hedges	(389)	(811)	(1,181)	(2,452)

Net change in fair value of cash flow hedges	300	$3,183	1,187	$1,475

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	(1,955)	—
Income tax (expense) benefit	—	—	508	—
Net adjustment of accumulated obligation for postretirement benefits	—	—	(1,447)	—

Other comprehensive gain (loss), net of taxes	10,473	23,612	23,977	14,717

Comprehensive income	(39,767)	43,754	14,863	65,896

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2025 and 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171
Net income (loss)	—		(50,240)	—	—	(50,240)
Impact of Merger between Brookline and Berkshire	(74)	1,269,497	82	—	(53,320)	1,216,185
Other comprehensive income (loss)	—	—	—	10,473	—	10,473
Common stock dividends of $0.323 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	(5,503)	—	—	(1,520)	(7,023)
Options exercised	—	—	(15)	—	253	238
Compensation under recognition and retention plans	—	3,221	—	—	—	3,221
Balance at September 30, 2025	$896	$2,171,912	$413,579	$(28,905)	$(142,486)	$2,414,996

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480
Net income	—	—	20,142	—	—	20,142
Other comprehensive income (loss)	—	—	—	23,612	—	23,612
Common stock dividends of $0.135 per share	—	—	(12,028)	—	—	(12,028)
Restricted stock awards issued, net of awards surrendered	—	(4,147)	—	—	3,488	(659)
Compensation under recognition and retention plan	—	934	(119)	—	—	815
Balance at September 30, 2024	$970	$901,562	$453,555	$(38,081)	$(87,644)	$1,230,362

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2025 and 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net income (loss)	—		(9,114)	—	—	(9,114)
Impact of Merger between Brookline and Berkshire	(74)	1,269,497	82	—	(53,320)	1,216,185
Other comprehensive income (loss)	—	—	—	23,977	—	23,977
Common stock dividends of $0.593 per share	—	—	(36,087)	—	—	(36,087)
Restricted stock awards issued, net of awards surrendered	—	(5,320)	—	—	(1,743)	(7,063)
Options exercised	—	—	(15)	—	253	238
Compensation under recognition and retention plans	—	5,151	(230)	—	—	4,921
Balance at September 30, 2025	$896	$2,171,912	$413,579	$(28,905)	$(142,486)	$2,414,996

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net Income	—	—	51,179	—	—	51,179
Other comprehensive income (loss)	—	—	—	14,717	—	14,717
Common stock dividends of $0.405 per share	—	—	(36,030)	—	—	(36,030)
Restricted stock awards issued, net of awards surrendered	—	(3,924)	—	—	3,265	(659)
Compensation under recognition and retention plans	—	2,827	(316)	—	—	2,511
Balance at September 30, 2024	$970	$901,562	$453,555	$(38,081)	$(87,644)	$1,230,362

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(9,114)	$51,179
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	100,514	17,607
Deferred income tax (benefit) expense	(5,118)	1,696
Depreciation of premises and equipment	6,129	6,012
Accretion of investment securities premiums and discounts, net	(1,303)	(4,423)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(12,878)	(5,008)
Amortization of identified intangible assets	6,448	5,045
Amortization of debt issuance costs	76	75
Amortization (accretion) of acquisition fair value adjustments, net	(3,735)	1,036
Gain on sales of loans and leases held-for-sale	(1,463)	(545)
Write-down of other repossessed assets	444	297
Compensation under recognition and retention plans	5,241	2,511
Net change in:
Cash surrender value of bank-owned life insurance	(1,414)	(1,501)
Other assets	62,463	29,012
Accrued expenses and other liabilities	(89,282)	(41,525)
Net cash provided from operating activities	57,008	61,468

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	176,312	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	98,925	152,554
Purchases of investment securities available-for-sale	(11,737)	(69,856)
Proceeds from redemption/sales of restricted equity securities	69,122	21,434
Purchase of restricted equity securities	(57,961)	(26,514)
Proceeds from sales of loans and leases net	300,822	79,132
Net decrease (increase) in loans and leases	285,025	(205,845)
Net cash and cash equivalents acquired in acquisition	1,084,095	—
Purchase of premises and equipment, net	(4,449)	(3,173)
Proceeds from sales of other repossessed assets	608	1,161
Net cash provided from (used for) investing activities	1,940,762	(51,107)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)

Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(10,350)	(44,513)
(Decrease) increase in certificates of deposit and brokered deposits	(270,820)	227,858
Proceeds from FHLB advances	791,000	1,287,100
Repayment of FHLB advances	(1,748,587)	(1,165,439)
Decrease in other borrowed funds, net	(39,280)	(1,005)
Decrease in mortgagors' escrow accounts, net	(4,696)	(2,783)
Payment of dividends on common stock	(36,087)	(36,030)
Payment of income taxes for shares withheld in share based activity	(2,000)	(687)
Net cash (used for) provided from financing activities	(1,320,820)	264,501
Net (decrease) increase in cash and cash equivalents	676,950	274,862
Cash and cash equivalents at beginning of period	543,670	133,027
Cash and cash equivalents at end of period	$1,220,620	$407,889

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$214,006	$218,897
Income taxes	13,821	10,180
Non-cash investing activities:
Transfer from loans and leases to loans held-for-sale	$79,859	$—
Transfer from loans to other repossessed assets	925	1,343
Acquisition of Berkshire Hills Bancorp, Inc.
Fair value of assets assumed	$12,142,456	$—
Fair value of liabilities assumed	11,044,057	—

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
The Company is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Beacon Bank & Trust, a Massachusetts-chartered trust company. The Bank is a member of the Federal Reserve System. The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Bank and its non-bank subsidiaries. The Company is also the parent of Clarendon Private. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private and the Trust and Investments Division of the Bank, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
Beacon Bank & Trust operates 147 full-service banking offices in New England and New York with three additional lending offices. The Bank's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England and New York, origination of commercial loans and leases, investment in debt and equity securities, and the offering of cash management and wealth, trust and investment advisory services. The Company also provides specialty equipment financing through its subsidiary Eastern Funding and provides small business lending through its subsidiary 44 Business Capital, both of which operate as national business lines.
The Company and the Bank are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, the Bank is subject to supervision, examination and regulation by the Massachusetts Division of Banks. Clarendon Private is also subject to regulation by the SEC.
The FDIC offers insurance coverage on all deposits up to $250,000 per depositor. As FDIC-insured depository institutions, the Bank is also subject to supervision, examination and regulation by the FDIC.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the ACL and the determination of fair market values of assets and liabilities.
The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan and lease portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods, and the inability to collect outstanding principal may result in increased loan and lease losses.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year's presentation.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and evaluate performance.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Company is a bank holding company operating through a single business segment, which derives interest income on loan and lease products the Company offers to customers. Substantially all of the Company’s total revenues, pre-tax income, and assets is driven by the banking business.
The President and Chief Executive Officer of the Company acts as the Company’s CODM. The CODM regularly reviews comprehensive financial information with the reported measures focused on net interest income and net income. This financial information reviewed is consistent with the information presented within the Company’s financial statements.
The CODM uses the reported measures of net interest income and net income to assess performance by comparing to and monitoring against budget and prior year results. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Company's ability to return capital to shareholders.
(2) Business Combinations
On September 1, 2025 (the “Merger Date”), the Company completed its previously announced merger of equals with Brookline Bancorp, Inc., a Delaware corporation (“Legacy Brookline”), pursuant to the Agreement and Plan of Merger, dated as of December 16, 2024, by and among the Company, Commerce Acquisition Sub, Inc. and Legacy Brookline (the “Merger Agreement”). On September 1, 2025, Commerce Acquisition Sub, Inc. merged with and into Legacy Brookline (the “Merger”), immediately followed by the merger of Legacy Brookline with and into the Company (the “Holdco Merger”), with the Company as the resulting corporation. The Company also changed its name from Berkshire Hills Bancorp, Inc. to Beacon Financial Corporation (“Beacon”). Immediately following the closing of the Holdco Merger, the Company changed its New York Stock Exchange ticker symbol for its common stock, par value $0.01 per share, from “BHLB” to “BBT.”
Pursuant to the terms of the Merger Agreement, as of the closing of the Holdco Merger, each share of Legacy Brookline common stock, par value $0.01 per share, was converted into the right to receive 0.42 shares (the “Exchange Ratio”) of Company Common Stock, with cash to be paid in lieu of fractional shares.
Immediately following the Holdco Merger, Berkshire Bank, a wholly owned subsidiary of the Company, Bank Rhode Island, a wholly owned subsidiary of Legacy Brookline, and PCSB Bank, a wholly owned subsidiary of Legacy Brookline, each merged with and into Brookline Bank, a wholly owned subsidiary of Legacy Brookline, with Brookline Bank as the surviving bank (the “Bank Mergers” and, together with the Merger and the Holdco Merger, the “Transaction”). In connection with the Bank Mergers, Brookline Bank changed its name to Beacon Bank & Trust.
The Transaction was treated as a business combination under ASC 805 and was accounted for as a reverse merger using the acquisition method of accounting. Therefore, Legacy Brookline was deemed the acquirer for financial reporting purposes even though the Company was the legal acquirer. As such, the historical financial statements of Legacy Brookline became the historical financial statements of the combined company. In addition, the assets acquired, including identified intangible assets, and assumed liabilities of the Company as of the Merger Date, have been recorded at their estimated fair value.
As the legal acquirer, the Company issued approximately 37.7 million shares of common stock in connection with the merger, which represented approximately 45% of the voting interests upon completion of the merger. In accordance with U.S. GAAP, the purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition. Therefore, the first step in calculating the purchase price of the merger is to determine the ownership of the combined company following the merger.
The following table summarizes the ownership of the combined Company, as well as the market capitalization of the combined company using shares of the Company and Legacy Brookline outstanding at August 31, 2025 and the Company’s closing price on August 31, 2025:

	Number of Company Outstanding Shares	Percentage Ownership	Market Value at $26.14 Company Share Price (in thousands)
Company Stockholders	46,389,917	55.18%	$1,212,169
Legacy Brookline Stockholders	37,673,213	44.82%	984,401
Total	84,063,130	100.00%	$2,196,570

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following table summarizes the hypothetical number of shares Legacy Brookline would have to issue to give the Company’s owners the same percentage ownership in the combined company (based on shares of Legacy Brookline common stock outstanding at August 31, 2025):

	Number of Legacy Brookline Outstanding Shares	Percentage Ownership
Company Stockholders	110,452,183	55.18%
Legacy Brookline Stockholders	89,698,126	44.82%
Total	200,150,309	100.00%
The purchase price was calculated based on the number of hypothetical shares of Legacy Brookline common stock issued to Company stockholders multiplied by the share price, as summarized in the following table (amounts in thousands):

Number of hypothetical Brookline shares issued to Company Stockholders	110,452,183
Brookline market price per share as of August 31, 2025	$10.95
Purchase price determination of hypothetical Brookline shares issued to Company Stockholders	1,209,451
Value of Company stock options hypothetically converted to options to acquire shares of Brookline common stock	1,147
Fraction share payments	49
Purchase price consideration	$1,210,647
The following table provides the purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The Company recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates were considered preliminary as of September 30, 2025, and subject to adjustment for up to one year after the Merger Date. While the Company believes the information available on the Merger Date provided a reasonable basis for estimating fair value, the Company expects it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company is able to determine all necessary information about the facts and circumstances that existed as of the Merger Date has been obtained. As of September 30, 2025, all of the fair value determinations are preliminary with the exception of those assets and liabilities where carrying value has been determined to reasonably represent fair value.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(In Thousands)
Fair value of consideration transferred:
Value of hypothetical legacy Brookline shares transferred	$1,209,451
Conversion of Company stock options	1,147
Cash paid for fractional shares	49
Total purchase consideration	1,210,647

Fair value of assets acquired:
Cash and due from banks	105,440
Short-term investments	978,667
Investment securities available-for-sale	1,102,464
Loans held for sale	3,471
Loans held for investment	9,078,979
Premises and equipment	73,368
Bank owned life insurance	246,979
Accrued interest receivable	49,717
Core deposit intangible asset	174,415
Customer relationships intangible asset	14,000
Other assets	314,956
Total assets acquired	12,142,456

Fair value of liabilities assumed:
Deposits	10,287,573
Borrowings	559,402
Accrued expenses and other liabilities	197,082
Total liabilities assumed	11,044,057
Net assets acquired	1,098,399
Goodwill	$112,248
The Company recorded approximately $112.2 million of goodwill in connection with the merger, none of which is deductible for tax purposes. The amount of goodwill recorded reflects the synergies and operational efficiencies that are expected to result from the Merger. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:
Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Short-term investments – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment Securities available-for-sale – Fair values for investment securities were based on the market value of the securities on the date of the merger and, for any securities that were sold shortly after the merger, the actual sales prices of the securities when they were sold.
Loans held for sale – The loans held for sale portfolio was recorded at fair value based on quotes or bids from third party investors and/or recent sale prices.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loans, net – Inputs and assumptions used in the fair value estimate of the loan portfolio include interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.
Premises and equipment – The fair values of premises are based on a market approach, by obtaining third-party appraisals and broker opinions of value for land, office and branch space.For other assets included in premises and equipment, the carrying value of the assets was determined to approximate fair value.
Core deposit intangible – Core deposit intangible represents the low cost of funding acquired Core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, interest costs associated with customer deposits, and the alternative cost of funds. The cash flows from estimated net cost savings derived from the acquired Core deposits were discounted to present value and summed to arrive at the fair value of the core deposit intangible. The intangible asset is being amortized over 12 years using the sum of years digits, based upon the period over which estimated economic benefits are estimated to be received.
Customer relationship intangible – The customer relationship intangible asset was valued using the multi-period excess earnings method under the income approach. The intangible asset is being amortized over 12 years using the sum of years digits, based upon the period over which estimated economic benefits are estimated to be received.
Other assets, bank owned life insurance, and accrued interest receivable – The carrying amount of these assets is a reasonable estimate of fair value.
Deposits – The fair values used for the demand and savings deposits equal the amount payable on demand at the Merger Date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
Borrowings – The fair values of FHLB advances and long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.
Other liabilities – The carrying amount of these liabilities is a reasonable estimate of fair value.
The following table provides a reconciliation between the unpaid principal balance of acquired Purchased-credit deteriorated loans (“PCD”) loans and the purchase price:

(In Thousands)
Unpaid principal balance	$595,614
PCD allowance for credit losses	(64,510)
Non-credit (discount) premium on acquired loans	(15,761)
Fair value of PCD loans	$515,343
Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. PCD are loans that have experienced more than insignificant credit deterioration since origination. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.
Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. The difference between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of the loan.
In accordance with ASC 326, Financial Instruments – Credit Losses, immediately following the Merger, the Company established a $67.2 million allowance for credit losses on the $8.52 billion of acquired non-PCD loans through provision for credit losses in the Consolidated Statement of Income.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Company's operating results for three and nine months ended September 30, 2025 include the operating results of the acquired assets and assumed liabilities of the Company subsequent to the Merger Date.
The Company recorded merger related expenses of $45.9 million and $47.3 million during the three and nine months ended September 30, 2025.
The following table presents unaudited pro forma information as if the Merger had occurred on January 1, 2024. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2024. The pro forma information is not indicative of what would have occurred had the merger occurred as of the beginning of the year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the merger and the effects of the balance sheet repositioning completed subsequent to the merger. As a result, actual amounts differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net interest income	204,894	190,362	599,918	565,505
Non-interest income	25,453	43,903	79,507	44,117
Net income before income taxes	61,816	65,266	111,280	(43,115)
(3) Investment Securities
Investment Securities Available-for-Sale
The following tables set forth investment securities available-for-sale at the dates indicated:

	At September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$341,753	$485	$13,887	$328,351
GSE CMOs	343,654	2,703	6,656	339,701
GSE MBSs	343,731	1,307	12,644	332,394
Municipal obligations	230,685	4,951	202	235,434
Corporate debt obligations	48,178	413	336	48,255
U.S. Treasury bonds	468,718	1,584	15,514	454,788
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	1,777,219	11,443	$49,239	1,739,423

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$225	$19,030	$176,294
GSE CMOs	62,567	4	7,028	55,543
GSE MBSs	166,843	63	18,621	148,285
Municipal obligations	20,526	19	291	20,254
Corporate debt obligations	12,140	225	78	12,287
U.S. Treasury bonds	506,714	331	25,173	481,872
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$964,389	$867	$70,222	$895,034
As of September 30, 2025, the fair value of all investment securities available-for-sale was $1.7 billion, with net unrealized losses of $37.8 million, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of September 30, 2025, $825.6 million, or 47.5% of the portfolio, had gross unrealized losses of $49.2 million, compared to $705.3 million, or 78.8% of the portfolio, with gross unrealized losses of $70.2 million as of December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company did not classify any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of September 30, 2025 and December 31, 2024, respectively, $1.3 billion and $792.0 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank had no outstanding FRB borrowings as of September 30, 2025 and December 31, 2024.
Allowance for Credit Losses-Available-for-Sale Securities
For available-for-sale securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither criterion is met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors.
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $8.0 million as of September 30, 2025, compared to $4.1 million as of December 31, 2024.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2025 and December 31, 2024 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$150,401	$656	$106,262	$13,231	$256,663	$13,887
GSE CMOs	56,878	302	45,998	6,354	102,876	6,656
GSE MBSs	77,899	259	102,133	12,385	180,032	12,644
Municipal obligations	15,038	162	3,735	40	18,773	202
Corporate debt obligations	8,065	189	2,515	147	10,580	336
U.S. Treasury bonds	9,953	2	246,715	15,512	256,668	15,514
Temporarily impaired investment securities available-for-sale	318,234	1,570	507,358	47,669	825,592	49,239
Total temporarily impaired investment securities	$318,234	$1,570	$507,358	$47,669	$825,592	$49,239

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$30,753	$281	$107,750	$18,749	$138,503	$19,030
GSE CMOs	4,664	107	50,334	6,921	54,998	7,028
GSE MBSs	11,128	596	131,481	18,025	142,609	18,621
Municipal obligations	3,616	74	3,568	217	7,184	291
Corporate debt obligations	—	—	2,550	78	2,550	78
U.S. Treasury bonds	67,290	285	291,641	24,888	358,931	25,173
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities available-for-sale	117,451	1,343	587,823	68,879	705,274	70,222
Total temporarily impaired investment securities	$117,451	$1,343	$587,823	$68,879	$705,274	$70,222

The Company performs regular analyses of the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is impaired. In making these impairment determinations, management considers, among other factors, projected future cash flows; credit subordination and the creditworthiness; capital adequacy and near-term prospects of the issuers.
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a security investment is impaired and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a security is impaired and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2025. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
In the following discussion, purchase activity excludes the impact of the Merger.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of September 30, 2025, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $249.2 million compared to $36.9 million as of December 31, 2024.
All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. Therefore, despite unrealized losses in some of the securities within the portfolio, management has determined that the investment securities are not impaired. See discussion on the portfolio below.
As of September 30, 2025, the Company owned 67 GSE debentures with a total fair value of $328.4 million, and a net unrealized loss of $13.4 million. As of December 31, 2024, the Company held 34 GSE debentures with a total fair value of $176.3 million, with a net unrealized loss of $18.8 million. As of September 30, 2025, 51 of the 67 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 23 of the 34 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025 and 2024, the Company did not purchase any GSE debentures.
As of September 30, 2025, the Company owned 106 GSE CMOs with a total fair value of $339.7 million and a net unrealized loss of $4.0 million. As of December 31, 2024, the Company held 59 GSE CMOs with a total fair value of $55.5 million with a net unrealized loss of $7.0 million. As of September 30, 2025, 57 of the 106 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 57 of the 59 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025 and 2024, the Company did not purchase any GSE CMOs.
As of September 30, 2025, the Company owned 193 GSE MBSs with a total fair value of $332.4 million and a net unrealized loss of $11.3 million. As of December 31, 2024, the Company held 141 GSE MBSs with a total fair value of $148.3 million with a net unrealized loss of $18.6 million. As of September 30, 2025, 96 of the 193 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 92 of the 141 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025, the Company did not purchase any GSE MBSs compared to the same period in 2024 when the Company purchased $4.1 million of GSE MBSs.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of September 30, 2025, the Company owned 252 municipal obligation securities with a total fair value of $235.4 million and a net unrealized gain of $4.7 million. As of December 31, 2024, the Company owned 39 municipal obligation securities with a total fair value of $20.3 million and a net unrealized loss of $0.3 million. As of September 30, 2025, 21 of the 252 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 13 of the 39 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025, the Company purchased $1.3 million of municipal securities compared to the same period in 2024 when the Company purchased $7.3 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2025, the Company held 25 corporate obligation securities with a total fair value of $48.3 million and a net unrealized gain of $0.1 million. As of December 31, 2024, the Company held 4 corporate obligation securities with a total fair value of $12.3 million and a net unrealized gain of $0.1 million. As of September 30, 2025, 4 of the 25 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 1 of the 4 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025 and 2024, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2025, the Company owned 59 U.S. Treasury bonds with a total fair value of $454.8 million and a net unrealized loss of $13.9 million. As of December 31, 2024, the Company held 65 U.S. Treasury bonds with a total fair value of $481.9 million and a net unrealized loss of $24.8 million. As of September 30, 2025, 33 of the 59 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 50 of the 65 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2025, the Company purchased $9.9 million of U.S. Treasury bonds, compared to the same period in 2024 when the Company purchased $58.4 million U.S. Treasury bonds.
Foreign Government Obligations
As of September 30, 2025 and December 31, 2024, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2025, the security was held at par. As of December 31, 2024, the security was in an unrealized loss position. During the nine months ended September 30, 2025, the Company repurchased the same type of foreign government obligation that had matured.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2025			At December 31, 2024
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$169,460	$169,303	3.14%	$103,337	$102,457	3.22%
After 1 year through 5 years	482,450	463,265	2.79%	449,289	434,608	3.32%
After 5 years through 10 years	262,308	255,087	2.70%	207,980	180,370	1.77%
Over 10 years	863,001	851,768	2.41%	203,783	177,599	3.13%
	$1,777,219	$1,739,423	2.62%	$964,389	$895,034	2.96%
Actual maturities of debt securities will differ from those presented above since certain obligations amortize and may also provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. MBSs and CMOs are included above based on their final stated maturities; the actual maturities, however, may occur earlier due to anticipated prepayments and stated amortization of cash flows.
As of September 30, 2025, issuers of debt securities with an estimated fair value of $437.5 million had the right to call or prepay the obligations. Of the $437.5 million, approximately $24.2 million matures in less then 1 year, $71.5 million matures in 1-5 years, $72.2 million matures in 6-10 years, and $269.6 million matures after ten years. As of December 31, 2024, issuers of debt securities with an estimated fair value of approximately $118.6 million had the right to call or prepay the obligations. Of the $118.6 million, approximately $4.8 million matures in less then 1 year, $67.4 million matures in 1-5 years, $38.9 million matures in 6-10 years, and $7.5 million matures after ten years.
Security Sales
The Company sold investment securities available-for-sale during the nine months ended September 30, 2025 where the proceeds from the sale of investment securities available-for-sale were $176.3 million. Securities sales executed during the nine months ended September 30, 2025 were related to the Merger, resulting in a restructuring of the portfolio. There was no gain or loss on the sale. During the nine months ended September 30, 2024, the Company did not sell any investment securities available-for-sale.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2025		At December 31, 2024
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$7,322,006	5.74%	$4,027,265	5.40%
Multi-family mortgage	2,130,337	5.42%	1,387,796	5.06%
Construction	759,729	7.08%	301,053	7.00%
Total commercial real estate loans	10,212,072	5.77%	5,716,114	5.40%
Commercial loans and leases:
Commercial	2,729,664	6.66%	1,211,714	6.47%
Equipment financing	1,204,048	8.50%	1,294,950	8.27%
Total commercial loans and leases	3,933,712	7.22%	2,506,664	7.40%
Consumer loans:
Residential mortgage	3,278,048	4.81%	1,114,732	4.69%
Home equity	650,746	6.91%	377,411	7.18%
Other consumer	167,329	5.52%	64,367	6.67%
Total consumer loans	4,096,123	5.17%	1,556,510	5.38%
Total loans and leases	$18,241,907	5.95%	$9,779,288	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $79.4 million and $37.5 million at September 30, 2025 and December 31, 2024, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(311.4) million and $(19.6) million as of September 30, 2025 and December 31, 2024, respectively. The $291.8 million increase in 2025 was driven by the discount determined on the loan portfolio assumed in the merger.
Loans and Leases Pledged as Collateral
As of September 30, 2025 and December 31, 2024, there were $6.7 billion and $3.6 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank did not have any outstanding FRB borrowings as of September 30, 2025 and December 31, 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725
Charge-offs (1)	(926)	(15,694)	(42)	(16,662)
Recoveries	107	578	120	805
Merger Day 1 CECL provision	31,820	17,891	19,776	69,487
Provision (credit) for loan and lease losses excluding unfunded commitments	5,040	6,637	(2,808)	8,869
Provision (credit) for PCD loan and lease losses excluding unfunded commitments	38,744	24,294	1,473	64,511
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735
(1) Excludes the impact of Merger Day 1 purchase accounting that resulted in $15.8 million of charge-offs during the three months ended September 30, 2025.

	Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750
Charge-offs	—	(4,164)	(19)	(4,183)
Recoveries	—	367	8	375
Provision (credit) for loan and lease losses excluding unfunded commitments	(6,971)	16,632	(287)	9,374
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

	Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs (1)	(4,449)	(26,830)	(55)	(31,334)
Recoveries	107	2,427	220	2,754
Merger Day 1 CECL provision	31,820	17,891	19,776	69,487
Provision (credit) for loan and lease losses excluding unfunded commitments	7,507	18,224	(2,497)	23,234
Provision (credit) for PCD loan and lease losses excluding unfunded commitments	38,744	24,294	1,473	64,511
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735
(1) Excludes the impact of Merger Day 1 purchase accounting that resulted in 15.8 million of charge-offs during the nine months ended September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(13,933)	(38)	(18,396)
Recoveries	—	1,086	34	1,120
Provision (credit) for loan and lease losses excluding unfunded commitments	(1,804)	29,511	(637)	27,070
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

The allowance for credit losses for unfunded credit commitments was $13.7 million, and $6.0 million at September 30, 2025 and December 31, 2024, respectively and includes the provision of $8.4 million for credit losses on unfunded commitments during the three months ended September 30, 2025.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$5,040	$(6,971)	$7,507	$(1,804)
Commercial	6,637	16,632	18,224	29,511
Consumer	(2,808)	(287)	(2,497)	(637)
Total provision (credit) for loan and lease losses	8,869	9,374	23,234	27,070
Merger Day 1 CECL provision
Commercial real estate	31,820	—	31,820	—
Commercial	17,891	—	17,891	—
Consumer	19,776	—	19,776	—
Total Merger Day 1 CECL provision	69,487	—	69,487	—
Unfunded commitments
Merger Day 1 unfunded commitments provision	8,415	—	8,415	—
Provision (credit) for unfunded commitments	725	(4,542)	(669)	(9,208)
Total provision (credit) for unfunded commitments	9,140	(4,542)	7,746	(9,208)
Investment securities available-for-sale	32	(172)	47	(255)
Total provision (credit) for credit losses	$87,528	$4,660	$100,514	$17,607
Allowance for Credit Losses Methodology
Management has established a methodology to determine the adequacy of the ACL that assesses the risks and losses expected on the loan and lease portfolio and unfunded commitments. Additions to the ACL are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The Bank’s core ACL process uses CRE, C&I, and retail lifetime loss rate models to calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
considers the current unpaid balance, prepayment assumptions and expected utilization assumptions. Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a LEQ factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Loans acquired in connection with the Merger have losses estimated using historical loss rate models based on the historical performance of various loan segments, which is segmented primarily by FDIC code, estimates of each segment’s weighted average life, and statistical model to capture the impact of future economic conditions on the base loss rates.
The ACL estimate for both the banks core model as well as the legacy Berkshire model incorporates reasonable and supportable forecasts of various macro-economic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecast assumes each macro-economic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years. Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are updated to reflect facts and circumstances as of the financial statement date.
As of September 30, 2025, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within the certain portfolios (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the provision of $22.6 million at September 30, 2025, of which $3.5 million is related to the legacy Berkshire portfolio. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
Specific reserves are established for loans individually evaluated for impairment when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
The general allowance for loan and lease losses was $184.3 million as of September 30, 2025 and $107.5 million as of December 31, 2024. The increase is primarily due to the merger with Berkshire Bank loans in the third quarter, which added $84.4 million to the allowance for loan and lease losses.
The specific allowance for loan and lease losses was $69.4 million as of September 30, 2025, compared to $17.5 million as of December 31, 2024. The specific allowance increased $51.9 million during the nine months ended September 30, 2025, primarily due to the Merger, which added specific reserves totaling $46.6 million, $28.2 million for commercial real estate loans, $18.2 million for commercial and industrial loans, and $0.2 million for consumer loans.
As of September 30, 2025, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the credit quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, adversely risk-rated, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a modified loan.
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For all loans, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company's independent loan review group evaluates the credit quality and related risk ratings in all loan portfolios. The results of these

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
reviews are reported to the Risk Committee of the Board of Directors on a periodic basis and annually to the Board of Directors. For the consumer loans, the Company heavily relies on payment status for calibrating credit risk.
The ratings categories used for assessing credit risk in the commercial real estate, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:
1 -4 Rating—Pass
Loan rating grades "1" through "4" are classified as "Pass," which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.
5 Rating—OAEM
Borrowers exhibit potential credit weaknesses or downward trends deserving management's attention. If not checked or corrected, these trends will weaken the Company's asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
6 Rating—Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligors or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy. Although no immediate loss of principal is envisioned, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.
7 Rating—Doubtful
Borrowers exhibit well-defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.
8 Rating—Definite Loss
Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.
Assets rated as "OAEM," "substandard" or "doubtful" based on criteria established under banking regulations are collectively referred to as "criticized" assets.
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2025.

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$402,953	$523,525	$795,627	$1,355,173	$1,186,218	$2,653,248	$45,164	$15,057	$6,976,965
OAEM	—	1,789	8,901	36,175	51,271	58,551	750	393	157,830
Substandard	—	23,105	3,979	60,773	10,579	86,351	2,424	—	187,211
Total	402,953	548,419	808,507	1,452,121	1,248,068	2,798,150	48,338	15,450	7,322,006

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Current-period gross writeoffs	—	—	—	—	—	1,467	—	—	1,467
Multi-Family Mortgage
Pass	91,778	101,283	120,371	592,148	301,076	839,979	7,094	37,900	2,091,629
OAEM	—	—	—	10,923	—	1,206	—	—	12,129
Substandard	—	—	—	2,863	11,477	12,239	—	—	26,579
Total	91,778	101,283	120,371	605,934	312,553	853,424	7,094	37,900	2,130,337
Current-period gross writeoffs	—	—	—	—	—	2,220	—	—	2,220
Construction
Pass	114,889	118,783	189,288	225,096	15,949	1,159	4,014	—	669,178
OAEM	—	—	—	44,539	—	—	—	—	44,539
Substandard	—	—	—	27,217	18,795	—	—	—	46,012
Total	114,889	118,783	189,288	296,852	34,744	1,159	4,014	—	759,729
Commercial
Pass	249,312	333,508	324,860	204,309	176,870	190,558	1,085,700	6,432	2,571,549
OAEM	—	6,749	—	20,654	174	5,006	49,537	357	82,477
Substandard	—	2,503	4,797	5,217	8,520	11,819	42,034	737	75,627
Doubtful	—	—	—	—	—	—	—	11	11
Total	249,312	342,760	329,657	230,180	185,564	207,383	1,177,271	7,537	2,729,664
Current-period gross writeoffs	—	405	210	5,145	72	20	967	—	6,819
Equipment Financing
Pass	153,241	258,341	287,346	232,495	105,490	114,360	2,900	4,436	1,158,609
OAEM	—	—	—	1,140	672	—	—	—	1,812
Substandard	—	3,168	12,224	7,704	2,876	4,235	—	11,546	41,753
Doubtful	—	—	—	1,856	—	18	—	—	1,874
Total	153,241	261,509	299,570	243,195	109,038	118,613	2,900	15,982	1,204,048
Current-period gross writeoffs	—	550	4,976	4,538	896	1,888	—	—	12,848

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Other Consumer
Pass	10,009	22,311	24,639	11,378	6,397	12,201	79,931	17	166,883
OAEM	—	5	3	28	—	2	10	—	48
Substandard	5	68	59	46	51	84	85	—	398
Total	10,014	22,384	24,701	11,452	6,448	12,287	80,026	17	167,329
Current-period gross writeoffs	9	—	1	—	—	11	—	—	21
Total
Pass	1,022,182	1,357,751	1,742,131	2,620,599	1,792,000	3,811,505	1,224,803	63,842	13,634,813
OAEM	—	8,543	8,904	113,459	52,117	64,765	50,297	750	298,835
Substandard	5	28,844	21,059	103,820	52,298	114,728	44,543	12,283	377,580
Doubtful	—	—	—	1,856	—	18	—	11	1,885
Total	$1,022,187	$1,395,138	$1,772,094	$2,839,734	$1,896,415	$3,991,016	$1,319,643	$76,886	$14,313,113
As of September 30, 2025, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores at origination contribute as a reserve metric in the retail loss rate model.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$259,152	$349,012	$510,742	$548,127	$262,109	$783,493	$4,551	$—	$2,717,186
661 - 700	6,793	18,631	24,350	36,038	14,452	76,984	8	—	177,256
600 and below	1,040	4,635	13,484	14,175	10,231	47,929	—	—	91,494
Data not available*	17,314	6,970	5,849	105,540	6,091	149,724	624	—	292,112
Total	$284,299	$379,248	$554,425	$703,880	$292,883	$1,058,130	$5,183	$—	$3,278,048
Current-period gross writeoffs	—	—	—	—	—	1	—	—	1
Home Equity
Credit Scores
Over 700	$1,920	$1,539	$3,857	$3,081	$864	$6,019	$537,977	$2,642	$557,899
661 - 700	87	25	162	187	—	557	57,437	1,195	59,650
600 and below	55	90	676	76	—	318	26,461	2,736	30,412
Data not available*	2	—	14	—	—	213	2,556	—	2,785
Total	$2,064	$1,654	$4,709	$3,344	$864	$7,107	$624,431	$6,573	$650,746
Current-period gross writeoffs	—	—	—	—	—	—	10	—	10
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

The following tables present the recorded investment in loans in each class as of December 31, 2024, by credit quality indicator.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$147,877	$395,770	$677,054	$740,805	$368,755	$1,493,198	$45,933	$16,620	$3,886,012
OAEM	22,505	—	21,923	3,611	3,210	41,704	—	411	93,364
Substandard	—	—	3,653	5,416	—	38,820	—	—	47,889
Total	170,382	395,770	702,630	749,832	371,965	1,573,722	45,933	17,031	4,027,265
Current -period gross writeoffs	—	—	552	—	—	3,874	—	—	4,426
Multi-Family Mortgage
Pass	16,197	67,890	244,419	243,977	153,294	572,534	5,937	38,001	1,342,249
OAEM	—	—	11,606	—	—	3,855	—	—	15,461

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Substandard	—	—	2,863	11,477	—	15,746	—	—	30,086
Total	16,197	67,890	258,888	255,454	153,294	592,135	5,937	38,001	1,387,796
Construction
Pass	50,569	24,642	169,636	37,832	1,649	221	8,754	—	293,303
OAEM	—	—	7,750	—	—	—	—	—	7,750
Total	50,569	24,642	177,386	37,832	1,649	221	8,754	—	301,053
Commercial
Pass	171,978	256,267	138,946	108,892	35,090	87,430	383,725	6,962	1,189,290
OAEM	—	—	—	48	—	284	1,711	—	2,043
Substandard	—	4	—	392	1,197	12,001	6,091	365	20,050
Doubtful	—	—	—	—	—	2	—	329	331
Total	171,978	256,271	138,946	109,332	36,287	99,717	391,527	7,656	1,211,714
Current-period gross writeoffs	13	4	3,612	100	1,523	1,596	—	—	6,848
Equipment Financing
Pass	287,280	359,803	289,487	147,244	83,664	85,286	425	5,881	1,259,070
OAEM	—	—	1,572	930	—	—	—	—	2,502
Substandard	—	7,681	3,455	2,918	725	2,771	—	11,530	29,080
Doubtful	—	—	4,283	—	—	15	—	—	4,298
Total	287,280	367,484	298,797	151,092	84,389	88,072	425	17,411	1,294,950
Current-period gross writeoffs	840	2,801	4,740	1,430	5,219	4,166	—	—	19,196
Other Consumer
Pass	373	176	84	873	—	2,057	60,789	15	64,367
Total	373	176	84	873	—	2,057	60,789	15	64,367
Current-period gross writeoffs	7	—	3	—	1	12	—	—	23
Total
Pass	674,274	1,104,548	1,519,626	1,279,623	642,452	2,240,726	505,563	67,479	8,034,291
OAEM	22,505	—	42,851	4,589	3,210	45,843	1,711	411	121,120
Substandard	—	7,685	9,971	20,203	1,922	69,338	6,091	11,895	127,105
Doubtful	—	—	4,283	—	—	17	—	329	4,629
Total	$696,779	$1,112,233	$1,576,731	$1,304,415	$647,584	$2,355,924	$513,365	$80,114	$8,287,145
As of December 31, 2024, there were no loans categorized as definite loss.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,843	$75,397	$167,352	$204,738	$110,663	$341,746	$7,936	$—	$1,027,675
661 - 700	6,444	7,330	7,734	6,915	4,622	12,583	—	—	45,628
600 and below	2,040	1,111	7,711	4,976	5,016	13,024	—	—	33,878
Data not available*	31	537	1,349	881	—	4,753	—	—	7,551
Total	$128,358	$84,375	$184,146	$217,510	$120,301	$372,106	$7,936	$—	$1,114,732
Home Equity
Credit Scores
Over 700	$1,696	$4,686	$3,492	$1,402	$529	$7,003	$316,187	$5,446	$340,441
661 - 700	166	400	21	38	—	326	18,700	505	20,156
600 and below	—	405	132	—	18	373	12,121	1,195	14,244
Data not available*	—	—	—	—	—	4	2,566	—	2,570
Total	$1,862	$5,491	$3,645	$1,440	$547	$7,706	$349,574	$7,146	$377,411
Current-period gross writeoffs	$—	$—	16	$—	$—	$—	$—	$—	16
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2025.

	At September 30, 2025
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$10,856	$1,194	$14,103	$26,153	$7,295,853	$7,322,006	$3,612	$30,213	$1,487
Multi-family mortgage	152	1,055	17,334	18,541	2,111,796	2,130,337	14,340	2,994	—
Construction	—	—	535	535	759,194	759,729	—	535	—
Total commercial real estate loans	11,008	2,249	31,972	45,229	10,166,843	10,212,072	17,952	33,742	1,487
Commercial loans and leases:
Commercial	5,003	2,386	15,249	22,638	2,707,026	2,729,664	1,629	14,035	3,659
Equipment financing	13,567	4,415	36,084	54,066	1,149,982	1,204,048	200	41,793	4,387
Total commercial loans and leases	18,570	6,801	51,333	76,704	3,857,008	3,933,712	1,829	55,828	8,046
Consumer loans:
Residential mortgage	5,352	1,929	8,229	15,510	3,262,538	3,278,048	3,238	6,597	520
Home equity	1,732	720	1,238	3,690	647,056	650,746	380	2,220	—
Other consumer	164	62	413	639	166,690	167,329	171	243	—
Total consumer loans	7,248	2,711	9,880	19,839	4,076,284	4,096,123	3,789	9,060	520
Total loans and leases	$36,826	$11,761	$93,185	$141,772	$18,100,135	$18,241,907	$23,570	$98,630	$10,053
The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2024.

	At December 31, 2024
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing		Non-accrual with No Related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,570	$1,685	$12,153	$20,408	$4,006,857	$4,027,265	$629	$11,525	$683
Multi-family mortgage	2,863	—	6,469	9,332	1,378,464	1,387,796	—	6,596	6,605
Construction	—	—	—	—	301,053	301,053	—	—	—
Total commercial real estate loans	9,433	1,685	18,622	29,740	5,686,374	5,716,114	629	18,121	7,288
Commercial loans and leases:
Commercial	783	1,693	695	3,171	1,208,543	1,211,714	—	14,676	326
Equipment financing	6,140	2,508	27,070	35,718	1,259,232	1,294,950	—	31,509	2,180
Total commercial loans and leases	6,923	4,201	27,765	38,889	2,467,775	2,506,664	—	46,185	2,506
Consumer loans:
Residential mortgage	2,015	—	2,057	4,072	1,110,660	1,114,732	130	3,999	2,359
Home equity	818	233	135	1,186	376,225	377,411	52	1,043	—
Other consumer	4	—	1	5	64,362	64,367	—	1	—
Total consumer loans	2,837	233	2,193	5,263	1,551,247	1,556,510	182	5,043	2,359
Total loans and leases	$19,193	$6,119	$48,580	$73,892	$9,705,396	$9,779,288	$811	$69,349	$12,153

Individually Evaluated Loans and Leases
Loans and leases which do not share similar risk characteristics with other loans are individually evaluated for credit losses. A loan is individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The loans and leases risk-rated "substandard" or worse are individually evaluated. Specific reserves are established for loans and leases with deterioration in the present value of expected future cash flows or, in the case of collateral-dependent loans and leases, any increase in the loan or lease amortized cost basis over the fair value of the underlying collateral discounted for estimated selling costs. In contrast, the loans and leases which share similar risk characteristics and are not included in the individually evaluated population are collectively evaluated for credit losses.
The following tables present information regarding individually evaluated and collectively evaluated allowance for loan and lease losses for credit losses on loans and leases at the dates indicated.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$41,210	$28,049	$183	$69,442
Collectively evaluated	106,690	52,126	25,477	184,293
Total	$147,900	$80,175	$25,660	$253,735
Loans and Leases:
Individually evaluated	$265,178	$126,783	$2,150	$394,111
Collectively evaluated	9,946,894	3,806,929	4,093,973	17,847,796
Total	$10,212,072	$3,933,712	$4,096,123	$18,241,907

	At December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,566	$13,967	$13	$17,546
Collectively evaluated	70,605	30,202	6,730	107,537
Total loans and leases	$74,171	$44,169	$6,743	$125,083

Loans and Leases:
Individually evaluated	$77,983	$47,819	$2,626	$128,428
Collectively evaluated	5,638,131	2,458,845	1,553,884	9,650,860
Total loans and leases	$5,716,114	$2,506,664	$1,556,510	$9,779,288

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	2	$7,216	0.18%	One loan was given a 12 month maturity extension to assist the borrower and another loan was given a 5 month maturity extension. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Significant Payment Delays
C&I	4	2,246	0.06%	These loans were given 6 month maturity extension and 6 months of interest-only payments.
Total	6	$9,462

	Three Months Ended September 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Significant Payment Delays:
C&I	2	$2,551	0.24%	These loans were given principal payment deferrals for one year. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:
Commercial Real Estate	1	$8,284	0.20%	This loan was given a 3 year maturity extension with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Home Equity	1	$269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed The financial effect was deemed "de minimis."
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delay:
C&I	1	$604	0.06%	Line of credit renewed for one year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	5	$11,708

	Nine Months Ended September 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	6	$8,710	0.22%	Loans were given multi-month extensions up to 15 months to assist the borrowers. The financial effect was deemed "de minimis".
Significant Payment Delays:
CRE	1	3,827	0.04%	This loan was given principal payments deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays
C&I	4	2,246	0.06%	These loans were given 6 month maturity extension and 6 months of interest-only payments. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

C&I	2	$267	0.01%	These loans were given 36 month extensions, and reductions in their stated interest rates of 2.3%. The financial effect was deemed "de minimis."
Total	13	$15,050

	Nine Months Ended September 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
CRE
C&I	2	$123	0.01%
One loan was given 6 months of interest-only payments and 6 months added to the term of the loan and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

Significant Payment Delays
C&I	14	15,490	1.43%
Some of these loans and letters of credit were given a two quarter (6 month) payment forbearance, while one was given a 30 month term extension, and another was given one year of payment deferrals. The financial effect was deemed "de minimis".

Combination - Maturity Extension and Significant Payment Delays:
C&I	2	1,586	0.15%	These loans were given 6 months maturity extensions and 6 months of interest-only payments. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Interest Rate Reduction:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial Real Estate	1	8,284	0.20%	This loan was given a maturity extension of 3 years with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."
C&I	2	110	0.01%	These loans were given 25 month extensions, and reductions in their stated interest rates of 7.5%. The financial effect was deemed "de minimis."
Home Equity	1	269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction, and Significant Payment Delay:
C&I	1	604	0.06%	Line of credit renewed for one year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	23	$26,466

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$9,462		—	—	—

	Three Months Ended September 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$11,708	$—	$—	$—	$—

	Nine Months Ended September 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$14,132	80	—	837	—

	Nine Months Ended September 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$26,379	$60,862	$27,031	$—	$—
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2025	At December 31, 2024
	(In Thousands)
Goodwill	$241,222	$241,222
Additions	112,249	—
Balance at end of period	353,471	241,222
Other intangible assets, net accumulated amortization:
Core deposits	184,339	16,372
Trade name	—	1,089
Customer relationships intangible asset	14,000	—
Total other intangible assets	198,339	17,461
Total goodwill and other intangible assets	$551,810	$258,683

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The addition of goodwill and the increase in core deposit intangibles, at September 30, 2025, are due to excess of the purchase price paid over the fair value of the net assets acquired from the Merger. In connection with the Merger, an intangible asset for wealth and investment services for customer relationships was recognized with a fair value of $14.0 million.
The weighted-average amortization period for the intangible assets is 11.4 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2025	$8,777
Year ending:
2026	32,506
2027	29,009
2028	25,512
2029	22,016
2030	18,519
Thereafter	62,000
Total	$198,339
(7) Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2025 and 2024, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)
Other comprehensive income (loss)	10,173	(89)	—	10,084
Reclassification adjustment for (income) expense recognized in earnings	—	389	—	389
Balance at September 30, 2025	$(29,481)	$(136)	$712	$(28,905)

	Three Months Ended September 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)
Other comprehensive income (loss)	20,429	2,372	—	22,801
Reclassification adjustment for (income) expense recognized in earnings	—	811	—	811
Balance at September 30, 2024	$(39,304)	$(106)	$1,329	$(38,081)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	24,237	6	(1,955)	22,288
Reclassification adjustment for (income) expense recognized in earnings	—	1,181	508	1,689
Balance at September 30, 2025	$(29,481)	$(136)	$712	$(28,905)

	Nine Months Ended September 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	13,242	(977)	—	12,265
Reclassification adjustment for (income) expense recognized in earnings	—	2,452	—	2,452
Balance at September 30, 2024	$(39,304)	$(106)	$1,329	$(38,081)
(8) Derivatives and Hedging Activities
The Company executes loan level derivative products such as interest rate swap agreements with commercial banking customers to aid them in managing their interest rate risk. The interest rate swap contracts allow the commercial banking customers to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into offsetting swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third party financial institution exchanges the customer's fixed rate loan payments for floating rate loan payments. As the interest rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging".
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings and loan portfolio. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table reflects the Company's derivative positions as of the date indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes.

At September 30, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$216,667	1.15	4.30%	3.42%	$(388)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.90	4.53%	3.39%	$(2,033)
The Company utilizes risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings in other non-interest income at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank.
The Company offers foreign exchange contracts to commercial borrowers to accommodate their business needs. These foreign exchange contracts do not qualify as hedges for accounting purposes. To mitigate the market and liquidity risk associated with these foreign exchange contracts, the Company enters into similar offsetting positions.
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets.
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	314	$372,806	$339,441	$370,947	$597,025	$1,858,861	$3,539,080	$57,253
Pay fixed, receive variable	315	372,806	339,441	370,947	597,025	1,863,448	3,543,667	57,078
Risk participation-out agreements	88	47,231	58,564	41,607	2,926	498,000	648,328	723
Risk participation-in agreements	26	—	33,560	33,774	8,292	93,529	169,155	206

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	14	$3,385	$—	$—	$—	$—	$3,385	$407
Sells foreign currency, buys U.S. currency	14	3,701	—	—	—	—	3,701	381

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	149	$153,724	$57,535	$237,601	$93,027	$1,131,061	$1,672,948	$95,720
Pay fixed, receive variable	149	153,724	57,535	237,601	93,027	1,131,061	1,672,948	95,720
Risk participation-out agreements	68	33,305	5,847	59,464	52,828	388,287	539,731	495
Risk participation-in agreements	10	—	22,518	3,506	25,346	50,828	102,198	137

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	26	$5,849	$—	$—	$—	$—	$5,849	$459
Sells foreign currency, buys U.S. currency	24	5,408	—	—	—	—	5,408	482

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $1.2 million in the normal course of business as of September 30, 2025, compare to $0.9 million as of December 31, 2024.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$164	$—	$164	$—	$—	$164
Derivatives not designated as hedging instruments:
Loan level derivatives	$106,222	$—	$106,222	$—	$40,313	$65,909
Risk participation-out agreements	723	—	723	—	—	723
Foreign exchange contracts	407	—	407	—	—	407
Total	$107,516	$—	$107,516	$—	$40,313	$67,203

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$512	$—	$512	$—	$—	$512
Derivatives not designated as hedging instruments:
Loan level derivatives	$120,893	$—	$120,893	$—	$1,180	$119,713
Risk participation-in agreements	206	—	206	—	—	206
Foreign exchange contracts	381	—	381	—	—	381
Total	$121,992	$—	$121,992	$—	$1,180	$120,812

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$18	$—	$18	$—	$—	$18
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$79,592	$23,016
Risk participation-out agreements	495	—	495	—	—	495
Foreign exchange contracts	482	—	482	—	—	482
Total	$103,603	$—	$103,603	$—	$79,592	$24,011

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,051	$—	$2,051	$—	$—	$2,051
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$870	$101,738
Risk participation-in agreements	137	—	137	—	—	137
Foreign exchange contracts	459	—	459	—	—	459
Total	$105,255	$—	$105,255	$—	$870	$104,385
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

	Fair Value
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(Dollars in Thousands)
Derivatives designated as hedges	$(348)	$(477)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(137)	$(107)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(1,593)	$(3,296)
The guidance in ASU 2017-12 requires that amounts in accumulated OCI that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. A portion of the balance reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation
As of September 30, 2025, the Company had one active equity plan: the 2025 Plan. The 2025 Plan was approved by the Company's stockholders at the May 2025 special meeting of stockholders of the Company, subject to and contingent upon the Merger being consummated. The 2021 Plan was discontinued on August 31, 2025 in connection with the Merger. No further shares will be granted as awards under the 2021 Plan and all previously outstanding and unvested awards under the 2021 Plan vested as a result of the Merger.
All of the shares that have been awarded under the 2025 Plan are time-based shares awarded to employees that vest ratably over two years with one-half of such shares vesting on the first and second anniversary dates of the awards.
If a participant leaves the Company prior to the anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
Under the 2025 Plan, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the 2025 Plan.
During the three and nine months ended September 30, 2025, 218,503 shares were issued upon satisfaction of required conditions of the 2025 Plan. During the three and nine months ended September 30, 2024, 432,279 shares were issued upon satisfaction of required conditions of the 2021 Plan.
Total expense for the Plans was $0.5 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. Total expense for the Plans was $2.4 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively.
During both the three and nine months ended September 30, 2025, an additional $2.7 million of expense was incurred on the 2021 Plan to account for the accelerated vesting of shares as a result of the Merger. This expense was recorded as part of merger and restructuring expense.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(50,240)	$(50,240)	$20,142	$20,142

Denominator:
Weighted average shares outstanding	87,508,517	87,508,517	89,033,463	89,033,463
Effect of dilutive securities (1)	—	—	—	286,148
Adjusted weighted average shares outstanding	87,508,517	87,508,517	89,033,463	89,319,611

EPS	$(0.57)	$(0.57)	$0.23	$0.23
(1) As the Company was in a net loss position as of September 30, 2025, the effect of dilutive shares is not applicable. As of the three months ended September 30, 2025, the dilutive shares were 324,035.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(9,114)	$(9,114)	$51,179	$51,179

Denominator:
Weighted average shares outstanding	88,566,368	88,566,368	88,944,569	88,944,569
Effect of dilutive securities (1)	—	—	—	296,901
Adjusted weighted average shares outstanding	88,566,368	88,566,368	88,944,569	89,241,470

EPS	$(0.10)	$(0.10)	$0.58	$0.57
(1) As the Company was in a net loss position as of September 30, 2025, the effect of dilutive shares is not applicable. As of the nine months ended September 30, 2025, the dilutive shares were 432,149.

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2025 and September 30, 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$328,351	$—	$328,351
GSE CMOs	—	339,701	—	339,701
GSE MBSs	—	332,394	—	332,394
Municipal obligations	—	224,548	10,886	235,434
Corporate debt obligations	—	37,238	11,017	48,255
U.S. Treasury bonds	—	454,788	—	454,788
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,717,520	$21,903	$1,739,423
Loans held for investment			$286	$286
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$164	$—	$164
Derivatives not designated as hedging instruments:
Loan level derivatives	—	106,222	—	106,222
Risk participation-out agreements	—	723	—	723
Foreign exchange contracts	—	407	—	407
Liabilities:
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$512	$—	$512
Derivatives not designated as hedging instruments:
Loan level derivatives	—	120,893	—	120,893
Risk participation-in agreements	—	206	—	206
Foreign exchange contracts	—	381	—	381

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,294	$—	$176,294
GSE CMOs	—	55,543	—	55,543
GSE MBSs	—	148,285	—	148,285
Municipal obligations	—	3,198	17,056	20,254
Corporate debt obligations	—	9,853	2,434	12,287
U.S. Treasury bonds	—	481,872	—	481,872
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$875,544	$19,490	$895,034
Interest rate derivatives	—	18	—	18
Loan level derivatives	—	102,608	—	102,608
Risk participation-out agreements	—	495	—	495
Foreign exchange contracts	—	482	—	482
Liabilities:
Interest rate derivatives	$—	$2,051	$—	$2,051
Loan level derivatives	—	102,608	—	102,608
Risk participation-in agreements	—	137	—	137
Foreign exchange contracts	—	459	—	459
Investment Securities Available-for-Sale and Equity Securities
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of September 30, 2025, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
Additionally, management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with management's expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for a particular security.
Loans Held for Investment
The Company’s held for investment loan portfolio includes loans acquired through business combinations.The Company intends to hold these assets until maturity as a part of its business operations.These loans were recorded at fair value on acquisition date and subsequently marked to fair value each quarter. Certain inputs to the fair value calculation are unobservable; therefore, the loans meet the definition of Level 3 assets. All of these loans were nonperforming as of September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Derivatives and Hedging Instruments
The fair value of interest rate derivatives designated as hedging instruments, loan level derivatives, risk participation agreements (RPA in/out), and foreign exchange contracts represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves and foreign exchange rates where applicable. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at September 30, 2025 and December 31, 2024, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
September 30, 2025
Assets
Municipal obligations	$10,886	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.65%	1.91%
Corporate debt obligations	11,017	Observable Bids	Bloomberg TRACE
Loans held for investment	286	Discounted Cash Flow	Discount Rate	25%
			Collateral Value	$0.00 - $17.6
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Nine Months Ended September 30, 2025
	(In Thousands)
	Municipal obligations	Corporate debt obligations	Loans held for investment
Beginning balance	$17,056	$2,434	$—
Acquired assets due to the Merger		9,159	326
Purchases	1,341	—	—
Unrealized gains (losses) included in comprehensive income	37	117	(9)
Transfers in	—	—	—
Transfers out	—	—	—
Sales	—	—	—
Maturities, calls, and paydowns	(7,548)	(693)	(31)
Ending balance	$10,886	$11,017	$286

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$121,596	$121,596
OREO	—	—	824	824
Repossessed assets	—	2,536	—	2,536
Total assets measured at fair value on a non-recurring basis	$—	$2,536	$122,420	$124,956

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$28,100	$28,100
OREO	—	—	700	700
Repossessed assets	—	403	—	403
Total assets measured at fair value on a non-recurring basis	$—	$403	$28,800	$29,203
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
OREO
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At September 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$121,596	$28,100	Appraisal of collateral (1)
Other real estate owned	824	700	Appraisal of collateral (1)
________________________________________________________________________
(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of the unobservable inputs used may vary but is generally 0% - 10% on the discount for costs to sell and 0% - 15% on appraisal adjustments.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the three months and nine months ended September 30, 2025.

			Fair Value Measurements at September 30, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans held for sale	$83,330	$83,330	$—	$83,330	$—
Loans and leases, net	$17,988,172	$17,850,603	$—	$—	$17,850,603
Financial liabilities:
Certificates of deposits and brokered deposits	5,033,115	5,028,287	—	5,028,287	—
Borrowed funds	1,080,516	1,080,331	—	1,080,331	—

			Fair Value Measurements at December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,654,205	$9,298,057	$—	$—	$9,298,057
Financial liabilities:
Certificates of deposits and brokered deposits	2,754,397	2,749,092	—	2,749,092	—
Borrowed funds	1,519,846	1,547,183	—	1,547,183	—
Loans Held for Sale
Fair value is measured using quoted market prices when available. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.
Loans and Leases
The fair values of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories — commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). Using the exit price valuation method, the Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.
Deposits
The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the Company's core deposit relationships (deposit-based intangibles).

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Borrowed Funds
The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FHLB advances and repurchase agreements represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The fair values reported for retail repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities. The fair values reported for subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.
(12) Commitments and Contingencies
Off-Balance Sheet Financial Instruments
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit, and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.
The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the counterparty is represented by the fair value of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$92,170	$11,126
Commercial	148,835	144,721
Residential mortgage	51,413	14,607
Home equity	6,793	—
Unadvanced portion of loans and leases	2,512,536	1,076,783
Unused lines of credit:
Home equity	1,151,832	780,214
Other consumer	135,404	113,838
Other commercial	—	398
Unused letters of credit:
Financial standby letters of credit	11,038	12,702
Performance standby letters of credit	25,388	24,325
Commercial and similar letters of credit	46,232	2,330
Interest rate derivatives	216,667	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	3,539,080	1,672,948
Pay fixed, receive variable	3,543,667	1,672,948
Risk participation-out agreements	648,328	539,731
Risk participation-in agreements	169,155	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	3,385	5,849
Sells foreign currency, buys U.S. currency	3,701	5,408
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower.
Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company's commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Note 8.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have terms ranging from 1 year to over 19 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company uses the FHLB classic advance rates available as of the lease's start dates as the discount rate to determine the net present value of the remaining lease payments.
Total lease commitments increased from $44.8 million as of December 31, 2024 to $92.2 million as of September 30, 2025. The increase is due to the addition of leases from legacy Berkshire branch locations.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$6,712	$6,779

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,685	$6,862
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$45,516	$16,089
Operating leases liabilities	51,838	16,089

	At September 30, 2025	At December 31, 2024
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$84,238	$43,527
Operating lease liabilities	92,211	44,785

Weighted Average Remaining Lease Term
Operating leases	8.14	8.90

Weighted Average Discount Rate
Operating leases	4.2%	4.1%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2025
(In Thousands)

Remainder of 2025	$4,575
Year ending:
2026	18,532
2027	16,891
2028	14,296
2029	11,399
Thereafter	42,253
Total	$107,946
Less imputed interest	(15,735)
Present value of lease liability	$92,211
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $2.0 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Total other expenditures were $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Total rental expense was $6.7 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. Total rental expense was $2.2 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(13) Tax Equity Investments
The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any delayed equity contributions, that are unconditional and legally binding or for equity contributions that are contingent on a future event, when that event becomes probable, in proportion to the income tax credits that are allocated to the Company over the period of the investment.
Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At September 30, 2025 and December 31, 2024 the carrying value of all tax equity investments was $72.4 million and $29.6 million, respectively, and were included in other assets on the Unaudited Consolidated Balance Sheets.
The carrying value of the investments accounted for under the proportional amortization method ("PAM") on September 30, 2025 included $22.2 million of delayed equity contributions described in the chart below. The delayed equity contributions were included in other liabilities on the Unaudited Consolidated Balance Sheets.
As of September 30, 2025, the Company's delayed equity contributions were estimated to be paid as follows:

Delayed Equity Contributions
(In Thousands)
2025	$9,423
2026	7,970
2027	4,277
2028	245
Thereafter	237
Total delayed equity contributions	$22,152
The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with all tax credit investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Provision for Income Taxes:
Amortization of tax credit investments	$(852)	$(1,003)	$(3,025)	$(3,022)
Tax credit and other tax benefit (expense)	2,163	1,247	4,869	3,742
Total benefit (provision) for income taxes	$1,311	$244	$1,844	$720
There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three and nine months ended September 30, 2025 and 2024. There were no impairment losses recorded on tax equity investments during the three and nine months ended September 30, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the Company’s intent, belief or expectations with respect to economic conditions, trends affecting the Company’s financial condition or results of operations, and the Company’s exposure to market, liquidity, interest-rate and credit risk.
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including the impact of actual or threatened tariffs imposed by the U.S. and foreign governments, inflation, the U.S. government shutdown, and concerns about liquidity) on a national basis or in the local markets in which the Company operates; the possibility that the anticipated benefits of the Transaction are not realized when expected or at all; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other filings submitted to the SEC. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Beacon Financial Corporation, a Delaware corporation, is the holding company for Beacon Bank & Trust and its subsidiaries and Clarendon Private.
The Company offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
As a full-service financial institution with 147 banking offices throughout New England and New York, the Bank and its subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products, excellent customer service, and strong risk management.
The competition for loans and leases and deposits remains strong, with growth and pricing influenced by the Federal Reserve's interest rate-setting actions. Management's scenario analysis of deposit sensitivity to the current rate environment and customer demand for non-depository investment alternatives suggests further deposit mix migration and increased sensitivity to interest rates.
As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer term interest rates, management expects the net interest margin to increase modestly. This is due to deposit and wholesale funding costs repricing at lower rates, while loans do not reprice at the same magnitude, as well as the accretions from the purchase accounting marks. If both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances, forecast that a parallel decrease in rates will have a negative impact on the Company's net interest income, net interest spread, and net interest margin. Note, while our current deposit sensitivity rate is approximately 40%, shifting to a more asset sensitive balance sheet could have additional pressure on interest margins in a negatively slope yield curve.
As discussed above, changes in interest rates could also precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest income, manage credit risk, increase sources of non-interest income, while managing non-interest expenses.
The Company and the Bank are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Beacon Bank & Trust is subject to supervision, examination and regulation by the Massachusetts Division of Banks. The FDIC insures the Bank's deposits up to $250,000 per depositor.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “BBT.”
Executive Overview
Balance Sheet
Total assets increased $10.9 billion to $22.8 billion as of September 30, 2025 from $11.9 billion as of December 31, 2024. The increase was primarily due to the assets assumed in the Merger. Cash, cash equivalents and available for sale investment securities increased $1.5 billion to $2.96 billion as of September 30, 2025 from $1.44 billion as of December 31, 2024. This increased the Company's on balance sheet liquidity from 12.1% of total assets as of December 31, 2024 to 13.0% of total assets as of September 30, 2025.
Total loans and leases increased $8.5 billion to $18.2 billion as of September 30, 2025 from $9.8 billion as of December 31, 2024. The increase was primarily due to the loans assumed in the Merger partially offset by the sales of $249.3 million of purchased mortgage loans and the transfer of an additional $83.3 million of purchased mortgage loans to held-for-sale. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, represented 77.5% of total loans and leases as of September 30, 2025 and represented 84.1% of total loans and leases as of December 31, 2024.
Total investment securities increased $844.4 million to $1.7 billion as of September 30, 2025 from $895.0 million as of December 31, 2024, primarily due to investment securities assumed in the Merger, partially offset by the sale of $176.4 million of the legacy Berkshire Hills Bancorp, Inc.'s investment portfolio.
Cash and cash equivalents increased $677.0 million to $1.2 billion as of September 30, 2025 from $543.7 million as of December 31, 2024. The increase was primarily due to cash and equivalents assumed in the Merger.
Total deposits increased $10.0 billion to $18.9 billion as of September 30, 2025 from $8.9 billion as of December 31, 2024. The increase was due to the deposits assumed in the Merger. Core deposits totaled $12.8 billion, or 67.9% of total deposits, as of September 30, 2025, an increase of $6.7 billion from $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Payroll deposits totaled $1.0 billion as of September 30, 2025, all of which was assumed in the Merger. Certificate of deposit balances totaled $4.1 billion, or 21.8% of total deposits as of September 30, 2025, an increase of $2.2 billion from $1.9 billion, or 21.2% of total deposits as of December 31, 2024. Brokered deposits totaled $905.9 million, or 4.8% of total deposits as of September 30, 2025, an increase of $36.9 million from $869.0 million, or 9.8% of total deposits as of December 31, 2024.
Total borrowed funds decreased $439.3 million to $1.1 billion as of September 30, 2025 from $1.5 billion as of December 31, 2024.
Asset Quality
Nonperforming assets as of September 30, 2025 totaled $102.0 million, or 0.45% of total assets, compared to $70.5 million, or 0.59% of total assets, as of December 31, 2024. Net charge-offs for the three months ended September 30, 2025 were $15.9 million, or 0.51% of average loans and leases on an annualized basis, compared to $3.8 million, or 0.16% of average loans and leases on an annualized basis, for the three months ended September 30, 2024.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.39% as of September 30, 2025, compared to 1.28% as of December 31, 2024.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 257.26% as of September 30, 2025, compared to 180.37% as of December 31, 2024.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.44% as of September 30, 2025, compared to 10.46% as of December 31, 2024. The Company's Tier 1 leverage ratio was 13.32% as of September 30, 2025, compared to 9.06% as of December 31, 2024. As of September 30, 2025, the Company's Tier 1 risk-based capital ratio was 10.61%, compared to 10.56% as of December 31, 2024. The Company's Total risk-based capital ratio was 12.45% as of September 30, 2025, compared to 12.42% as of December 31, 2024.
The Company's ratio of stockholders' equity to total assets was 10.58% and 10.26% as of September 30, 2025 and December 31, 2024, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.37% and 8.27% as of September 30, 2025 and December 31, 2024, respectively.
Net (Loss) Income
For the three months ended September 30, 2025, the Company reported a net loss of $(50.2) million, or $(0.57) per basic and diluted share, a decrease of $70.4 million, or 349.4%, from net income of $20.1 million, or $0.23 per basic and diluted share, for the three months ended September 30, 2024. This decrease in net income is primarily the result of an increase in provision for credit losses on loans of $82.7 million and an increase of $71.3 million in non-interest expense, partially offset by an increase in net interest income of $49.6 million, a decrease in the provision for income taxes of $28.2 million and an increase in non-interest income of $6.0 million. The net loss was driven by one-time costs of $123.8 million, pre-tax, due to the Merger. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to“Results of Operations" below for further discussion.
For the nine months ended September 30, 2025, the Company reported a net loss of $(9.1) million, or $(0.10) per basic and diluted share, a decrease of $60.3 million, or 117.8%, from $51.2 million, or $0.58 and $0.57 per basic and diluted share, respectively, for the nine months ended September 30, 2024. This decrease in net income is primarily the result of an increase in provision for credit losses on loans of $82.6 million and an increase in non-interest expense of $69.2 million, partially offset by an increase in net interest income of $62.5 million, a decrease in the provision for income taxes of $24.4 million, and an increase in non-interest income of $4.9 million. The net loss was driven by one-time costs of $125.2 million, pre-tax, due to the Merger. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was (1.32)% for the three months ended September 30, 2025, compared to 0.70% for the three months ended September 30, 2024. The annualized return on average stockholders' equity was (11.97)% for the three months ended September 30, 2025, compared to 6.63% for the three months ended September 30, 2024.
The net interest margin was 3.72% for the three months ended September 30, 2025, up from 3.07% for the three months ended September 30, 2024. The increase in the net interest margin was a result of a decrease of 61 basis points in the Company's cost of interest-bearing liabilities to 3.06% for the three months ended September 30, 2025 from 3.67% for the three months ended September 30, 2024, and an increase in the yield on interest-earning assets of 17 basis points to 6.10% for the three months ended September 30, 2025 from 5.93% for the three months ended September 30, 2024.
The net interest margin was 3.45% for the nine months ended September 30, 2025, up from 3.05% for the nine months ended September 30, 2024. The increase in the net interest margin is a result of a decrease of 47 basis points in the Company's cost of interest bearing liabilities to 3.16% for the nine months ended September 30, 2025 from 3.63% for the nine months ended September 30, 2024, and an increase in the yield on interest-earning assets of 1 basis point to 5.85% for the nine months ended September 30, 2025 from 5.84% for the nine months ended September 30, 2024.
The Company’s net interest margin and net interest income are sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management has identified the determination of the ACL as the Company’s most critical accounting policy.

As a result of the Merger, business combinations became a critical accounting policy.

Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases, core deposit intangibles and time deposits. The excess of the cost of acquisition over these fair values is recognized as goodwill. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed can be found in Note 2 "Business Combinations" within the notes to the consolidated financial statements.
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of September 30, 2025.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible stockholders' equity to tangible assets ratio, tangible book value per share, and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Reported Pretax Income	$(71,873)	$26,748	$(16,797)	$67,872
Add:
Merger Day 1 CECL provision	77,902	—	77,902	—
Merger and restructuring expense (1)	45,863	—	47,273	823
Operating Pretax Income	$51,892	26,748	108,378	68,695
Effective tax rate	25.9%	24.7%	25.9%	24.6%
Provision for income taxes	13,419	6,606	28,026	16,895
Operating earnings after tax	$38,473	$20,142	$80,352	$51,800

Operating earnings per common share:
Basic	$0.44	$0.23	$0.91	$0.58
Diluted	$0.44	$0.23	0.90	0.58
_______________________________________________________________________________

(1) For the three and nine months ended September 30, 2025, merger and restructuring expense was related to the Merger. For the three and nine months ended September 30, 2024, merger and restructuring expense was related to a non-recurring restructuring charge due to the exit of the specialty vehicle business at Eastern Funding.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in Thousands)
Operating earnings	$38,473	$22,443	$20,037	$20,686	$20,142

Average total assets	$15,210,080	$11,402,934	$11,543,330	$11,580,572	$11,451,338
Less: Average goodwill and average identified intangible assets, net	353,189	256,508	257,941	259,496	261,188
Average tangible assets	$14,856,891	$11,146,426	$11,285,389	$11,321,076	$11,190,150

Return on average assets (annualized)	(1.32)%	0.77%	0.66%	0.61%	0.70%
Add:
Merger Day 1 CECL provision (after-tax)	1.52%	—%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.85%	0.01%	0.03%	0.09%	—%
Operating return on average assets (annualized)	1.05%	0.78%	0.69%	0.70%	0.70%

Return on average tangible assets (annualized)	(1.35)%	0.79%	0.68%	0.62%	0.72%
Add:
Merger Day 1 CECL provision (after-tax)	1.56%	—%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.88%	0.01%	0.03%	0.09%	—%
Operating return on average tangible assets (annualized)	1.09%	0.80%	0.71%	0.71%	0.72%

Average total stockholders' equity	$1,678,208	$1,252,055	$1,235,201	$1,232,527	$1,216,037
Less: Average goodwill and average identified intangible assets, net	353,189	256,508	257,941	259,496	261,188
Average tangible stockholders' equity	$1,325,019	$995,547	$977,260	$973,031	$954,849

Return on average stockholders' equity (annualized)	(11.97)%	7.04%	6.19%	5.69%	6.63%
Add:
Merger Day 1 CECL provision (after-tax)	13.77%	—%	—%	—%	—%
Merger and restructuring expense (after-tax)	7.73%	0.10%	0.24%	0.83%	—%
Operating return on average stockholders' equity (annualized)	9.53%	7.14%	6.43%	6.52%	6.63%

Return on average tangible stockholders' equity (annualized)	(15.17)%	8.85%	7.82%	7.21%	8.44%
Add:
Merger Day 1 CECL provision (after-tax)	17.44%	—%	—%	—%	—%
Merger and restructuring expense (after-tax)	9.80%	0.13%	0.30%	1.06%	—%
Operating return on average tangible stockholders' equity (annualized)	12.07%	8.98%	8.12%	8.27%	8.44%

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in Thousands)
Net (loss) income, as reported	$(50,240)	$22,026	$19,100	$17,536	$20,142

Average total assets	$15,210,080	$11,402,934	$11,543,330	$11,580,572	$11,451,338
Less: Average goodwill and average identified intangible assets, net	353,189	256,508	257,941	259,496	261,188
Average tangible assets	$14,856,891	$11,146,426	$11,285,389	$11,321,076	$11,190,150

Return on average tangible assets (annualized)	(1.35)%	0.79%	0.68%	0.62%	0.72%

Average total stockholders' equity	$1,678,208	$1,252,055	$1,235,201	$1,232,527	$1,216,037
Less: Average goodwill and average identified intangible assets, net	353,189	256,508	257,941	259,496	261,188
Average tangible stockholders' equity	$1,325,019	$995,547	$977,260	$973,031	$954,849

Return on average tangible stockholders' equity (annualized)	(15.17)%	8.85%	7.82%	7.21%	8.44%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in Thousands)
Total stockholders' equity	$2,414,996	$1,254,171	$1,240,182	$1,221,939	$1,230,362
Less: Goodwill and identified intangible assets, net	551,810	255,822	257,252	258,683	260,384
Tangible stockholders' equity	$1,863,186	$998,349	$982,930	$963,256	$969,978

Total assets	$22,821,439	$11,568,745	$11,519,869	$11,905,326	$11,676,721
Less: Goodwill and identified intangible assets, net	551,810	255,822	257,252	258,683	260,384
Tangible assets	$22,269,629	$11,312,923	$11,262,617	$11,646,643	$11,416,337

Tangible stockholders' equity to tangible assets	8.37%	8.82%	8.73%	8.27%	8.50%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in Thousands)
Tangible stockholders' equity	$1,863,186	$998,349	$982,930	$963,256	$969,978

Common shares issued	89,576,403	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	5,449,039	7,039,136	7,037,610	7,019,384	7,015,843
Unvested restricted stock	218,503	854,334	855,860	880,248	883,789
Common shares outstanding	83,908,861	89,104,605	89,104,605	89,098,443	89,098,443

Tangible book value per share	$22.20	$11.20	$11.03	$10.81	$10.89

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in Thousands)
Dividends paid	$12,029	$12,029	$12,029	$12,028	$12,028

Net income, as reported	$(50,240)	$22,026	$19,100	$17,536	$20,142

Dividend payout ratio	(23.94)%	54.61%	62.98%	68.59%	59.72%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At September 30, 2025		At December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$7,322,006	40.1%	$4,027,265	41.1%
Multi-family mortgage	2,130,337	11.7%	1,387,796	14.2%
Construction	759,729	4.2%	301,053	3.1%
Total commercial real estate loans	10,212,072	56.0%	5,716,114	58.4%
Commercial loans and leases:
Commercial	2,729,664	15.0%	1,211,714	12.4%
Equipment financing	1,204,048	6.6%	1,294,950	13.2%
Total commercial loans and leases	3,933,712	21.6%	2,506,664	25.6%
Consumer loans:
Residential mortgage	3,278,048	18.0%	1,114,732	11.4%
Home equity	650,746	3.5%	377,411	3.9%
Other consumer	167,329	0.9%	64,367	0.7%
Total consumer loans	4,096,123	22.4%	1,556,510	16.0%
Total loans and leases	18,241,907	100.0%	9,779,288	100.0%
Allowance for loan and lease losses	(253,735)		(125,083)
Net loans and leases	$17,988,172		$9,654,205

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2025:

	At September 30, 2025	At December 31, 2024	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$10,212,072	$5,716,114	$4,495,958	104.9%
Commercial	3,933,712	2,506,664	1,427,048	75.9%
Consumer	4,096,123	1,556,510	2,539,613	217.5%
Total loans and leases	$18,241,907	$9,779,288	$8,462,619	115.4%
The Company's loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company's primary lending area, loans to business entities, including commercial lines of credit, loans to condominium associations and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.
The Company employs seasoned commercial lenders and retail bankers who rely on community and business contacts as well as referrals from customers, attorneys and other professionals to generate loans and deposits. Existing borrowers are also an important source of business since many of them have more than one loan outstanding with the Company. The Company's ability to originate loans depends on the strength of the economy, trends in interest rates, and levels of customer demand and market competition.
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $90.0 million unless approved by the Company's Credit Committee. As of September 30, 2025, there were four borrowers with loans and commitments over $90.0 million. The total of those loans and commitments was $886.4 million, or 4.86% of total loans and commitments, as of September 30, 2025. As of December 31, 2024, the Company's maximum credit exposure was $60.0 million and there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $267.3 million, or 2.3% of total loans and commitments, as of December 31, 2024.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 56.0% of total loans and leases outstanding as of September 30, 2025.
Typically, commercial real estate loans are larger in size and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is usually dependent on the successful operation and management of the properties and the value of the properties securing the loans. Economic conditions can greatly affect cash flows and property values.
A number of factors are considered in originating commercial real estate and multi-family mortgage loans. The qualifications and financial condition of the borrower (including credit history), as well as the potential income generation and the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of cash flow before debt service to debt service), the use of conservative capitalization rates, and the ratio of the loan amount to the appraised value. Generally, personal guarantees are obtained from commercial real estate loan borrowers.
Commercial real estate and multi-family mortgage loans are typically originated for terms of five to fifteen years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers loan level derivatives to accommodate customer need.
The Company's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, commercial real estate and multi-family mortgage lending has been a significant part of the Company's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of the Company's borrowers have more than one multi-family or commercial real estate loan outstanding with the Company.
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($2.0 billion), retail stores ($1.8 billion), industrial properties ($1.2 billion), office buildings ($1.2 billion), lodging services ($538.5 million), mixed-use properties ($476.7 million), and food services ($144.5 million) as of September 30, 2025.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of September 30, 2025.

	At September 30, 2025
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	19.7%	19.7%
Retail stores	2.7%	8.7%	11.4%
Industrial properties	1.1%	10.9%	12.0%
Office buildings	3.4%	14.6%	18.0%
Mixed-use properties	0.6%	4.0%	4.6%
Lodging services	0.2%	5.1%	5.3%
Food Services	0.8%	0.7%	1.5%
Other	8.4%	19.1%	27.5%
Total	17.2%	82.8%	100.0%

The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of September 30, 2025.

	At September 30, 2025
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	10.4%	59.2%	69.6%
New York	3.0%	16.0%	19.0%
Other	3.8%	7.6%	11.4%
Total	17.2%	82.8%	100.0%
Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate and thus has lower concentration limits than do other commercial credit classes. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.
Criteria applied in underwriting construction loans for which the primary source of repayment is the sale of the property are different from the criteria applied in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 21.6% of total loans outstanding as of September 30, 2025.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($892.0 million), food services ($414.0 million), rental and leasing services ($325.0 million), manufacturing ($312.4 million), transportation services ($219.8 million), retail ($215.9 million), and recreation services ($138.5 million) as of September 30, 2025.
The following table presents the percentage of the Company's commercial loan portfolio by geographic concentration as of September 30, 2025.

At September 30, 2025
Total
Geographic concentration:
New England	60.8%
New York	9.6%
Other	29.6%
Total	100.0%
The Company provides commercial banking services to companies in its market areas. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of businesses. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers, distributors, and owner-operated start-ups as well as existing customers that are expanding their operations. The equipment financing portfolio is composed primarily of loans to finance vended-laundry, and to a lesser degree larger industrial laundries, tow trucks, fitness, and convenience/grocery stores. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 5- to 10-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Bank because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 22.4% of total loans outstanding as of September 30, 2025. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks.
The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2025, other consumer loans equaled $167.3 million, or 0.9% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2025, the Company had $678.3 million of total assets that were designated as criticized. This compares to $252.7 million of assets designated as criticized as of December 31, 2024. The increase of $425.6 million in criticized assets was primarily driven by the Berkshire Bank merger, which contributed $340.0 million criticized loans, along with added increases in commercial real estate, construction, equipment financing, and commercial relationships, partially offset by a decrease in multi-family relationships, for the nine months ended September 30, 2025.
Nonperforming Assets
"Nonperforming assets" consist of nonaccrual loans and leases, OREO and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's unaudited consolidated balance sheets.

Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. When a loan is placed on nonaccrual status, interest accruals cease and all previously accrued and uncollected interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved.
In cases where a borrower experiences financial difficulties and the Company makes or reasonably expects to make certain concessionary modifications to contractual terms, the loan is classified as a modified loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
As of September 30, 2025, the Company had nonperforming assets of $102.0 million, representing 0.45% of total assets, compared to nonperforming assets of $70.5 million, or 0.59% of total assets as of December 31, 2024. The increase of $31.5 million in nonperforming assets during the nine months ended September 30, 2025 was primarily driven by the merger with Berkshire Bank.
The Company evaluates the underlying collateral of each nonaccrual loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company's loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Past Due and Accruing
As of September 30, 2025, the Company had $23.6 million loans and leases greater than 90 days past due and accruing, compared to $0.8 million loans as of December 31, 2024. The $22.8 million increase was primarily driven by loans in the process of renewal or refinancing out of the bank, of which $16.6 million is in commercial real estate loans and $0.5 million is in commercial loans, partially offset by a decrease of $0.2 million in consumer loans. In addition, the merger with Berkshire Bank added $5.8 million loans and leases greater than 90 days past due and accruing.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$30,213	$11,525
Multi-family mortgage	2,994	6,596
Construction	535	—
Total commercial real estate loans	33,742	18,121

Commercial	14,035	14,676
Equipment financing	41,793	31,509
Total commercial loans and leases	55,828	46,185

Residential mortgage	6,597	3,999
Home equity	2,220	1,043
Other consumer	243	1
Total consumer loans	9,060	5,043

Total nonaccrual loans and leases	98,630	69,349

Other real estate owned	824	700
Other repossessed assets	2,536	403
Total nonperforming assets	$101,990	$70,452

Loans and leases past due greater than 90 days and accruing	$23,570	$811
Total delinquent loans and leases 61-90 days past due	11,761	6,119

Total nonperforming loans and leases as a percentage of total loans and leases	0.54%	0.71%
Total nonperforming assets as a percentage of total assets	0.45%	0.59%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.06%	0.06%
Allowance for Credit Losses
The ACL consists of general and specific allowances and reflects management's estimate of expected loan and lease losses over the life of the loan or lease. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the ACL on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the ACL.
While management evaluates currently available information in establishing the ACL, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the ACL on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's ACL and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions or reductions to the allowance based on their judgments about information available to them at the time of their examination.
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied to account for risk factors not captured by the model. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2025, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2025 and 2024.

	At and for the Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725
Charge-offs	(926)	(15,694)	(42)	(16,662)
Recoveries	107	578	120	805
Merger Day 1 CECL Provision	31,820	17,891	19,776	69,487
Provision (credit) for loan and lease losses excluding unfunded commitments	5,040	6,637	(2,808)	8,869
Provision (credit) for PCD loan and lease losses excluding unfunded commitments	$38,744	$24,294	$1,473	$64,511
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735

Total loans and leases	$10,212,072	$3,933,712	$4,096,123	$18,241,907
Total allowance for loan and lease losses as a percentage of total loans and leases	1.45%	2.04%	0.63%	1.39%

	At and for the Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750
Charge-offs	—	(4,164)	(19)	(4,183)
Recoveries	—	367	8	375
Provision (credit) for loan and lease losses	(6,971)	16,632	(287)	9,374
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

Total loans and leases	$5,779,290	$2,453,038	$1,522,908	$9,755,236
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.88%	0.39%	1.31%

	At and for the Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(4,449)	(26,830)	(55)	(31,334)
Recoveries	107	2,427	220	2,754
Merger Day 1 CECL provision	31,820	17,891	19,776	69,487
Provision (credit) for loan and lease losses excluding unfunded commitments	7,507	18,224	(2,497)	23,234
Provision (credit) for PCD loan and lease losses excluding unfunded commitments	38,744	24,294	1,473	64,511
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735

Total loans and leases	$10,212,072	$3,933,712	$4,096,123	$18,241,907
Total allowance for loan and lease losses as a percentage of total loans and leases	1.45%	2.04%	0.59%	1.39%

	At and for the Nine Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(13,933)	(38)	(18,396)
Recoveries	—	1,086	34	1,120
Provision (credit) for loan and lease losses	(1,804)	29,511	(637)	27,070
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

Total loans and leases	$5,779,290	$2,453,038	$1,522,908	$9,755,236
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.88%	0.39%	1.31%
At September 30, 2025, the allowance for loan and lease losses increased to $253.7 million, or 1.39% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $125.1 million, or 1.28% of total loans and leases outstanding, as of December 31, 2024.
Net charge-offs on loans and leases for the three months ended September 30, 2025 and 2024 were $15.9 million and $3.8 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2025 and 2024 were 0.51% and 0.16%, respectively. The year over year increase in net charge-offs was primarily due to increases in net charge-offs of $5.9 million in equipment financing loans, $5.7 million in commercial loans, and $0.8 million in commercial real estate loans.
As of September 30, 2025, the Company had $141.8 million loans and leases delinquent more than 30 days, compared to $73.9 million loans as of December 31, 2024. The increase of $67.9 was primary driven by loans acquired in the in the merger and therefore did not have a material impact on the allowance for quarter end.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2025			At December 31, 2024
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$112,126	44.1%	40.1%	$52,638	42.0%	41.1%
Multi-family mortgage	20,214	8.0%	11.7%	15,234	12.2%	14.2%
Construction	15,510	6.1%	4.2%	6,299	5.0%	3.1%
Total commercial real estate loans	147,850	58.2%	56.0%	74,171	59.2%	58.4%
Commercial	51,974	20.5%	15.0%	15,555	12.4%	12.4%
Equipment financing	28,254	11.1%	6.6%	28,614	22.9%	13.2%
Total commercial loans	80,228	31.6%	21.6%	44,169	35.3%	25.6%
Residential mortgage	17,958	7.1%	18.0%	3,067	2.5%	11.4%
Home equity	5,273	2.1%	3.5%	2,851	2.3%	3.9%
Other consumer	2,426	1.0%	0.9%	825	0.7%	0.7%
Total consumer loans	25,657	10.2%	22.4%	6,743	5.5%	16.0%
Total	$253,735	100.0%	100.0%	$125,083	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2025 is appropriate.
Investment Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as a source of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 12% of total assets.
Cash, cash equivalents, and investment securities increased $1.5 billion to $2.96 billion as of September 30, 2025, from $1.44 billion December 31, 2024. The increase was driven by the merger of equals. Cash, cash equivalents, and investment securities were 13.0% of total assets as of September 30, 2025, compared to 12.1% of total assets at December 31, 2024.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$341,753	$328,351	$195,099	$176,294
GSE CMOs	343,654	339,701	62,567	55,543
GSE MBSs	343,731	332,394	166,843	148,285
Municipal obligations	230,685	235,434	20,526	20,254
Corporate debt obligations	48,178	48,255	12,140	12,287
U.S. Treasury bonds	468,718	454,788	506,714	481,872
Foreign government obligations	500	500	500	499
Total investment securities available-for-sale	$1,777,219	$1,739,423	$964,389	$895,034

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with the “Fair Value Measurements and Disclosures” Topic of the FASB, or ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

Additionally, management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for the particular security.

Maturities, calls and principal repayments for investment securities available-for-sale totaled $98.9 million for the nine months ended September 30, 2025 compared to $152.6 million for the same period in 2024. For the nine months ended September 30, 2025, the Company sold investment securities available-for-sale resulting in proceeds of $176.3 million.For the nine months ended September 30, 2024, the Company did not sell any investment securities available-for-sale. For the nine months ended September 30, 2025, the Company purchased $11.7 million of investment securities available-for-sale, compared to $69.9 million for the same period in 2024.
As of September 30, 2025, the fair value of all investment securities available-for-sale was $1.7 billion with $37.8 million of net unrealized losses, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of September 30, 2025, $825.6 million, or 47.5%, of the portfolio, had gross unrealized losses of $49.2 million. This compares to $705.3 million, or 78.8%, of the portfolio with gross unrealized losses of $70.2 million as of December 31, 2024. The Company's unrealized loss position decreased in 2025 primarily driven by a decrease in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of September 30, 2025, the Company owned stock in the FHLBs with a carrying value of $41.3 million, a decrease of $19.8 million from $61.1 million as of December 31, 2024.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Bank's membership in the Federal Reserve System. As of September 30, 2025

the Company owned stock in the Federal Reserve Banks with a carrying value of $57.3 million, an increase of $35.4 million from $21.9 million as of December 31, 2024.
Other Stock—The Company invests in a small number of other restricted equity securities. As of September 30, 2025, the Company owned stock in other restricted equity securities with a carrying value of $0.8 million, unchanged from December 31, 2024.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2025			At December 31, 2024
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$3,905,559	20.6%	—%	$1,692,394	19.0%	—%
Interest-bearing deposits:
NOW accounts	1,470,808	7.8%	0.97%	617,246	6.9%	0.57%
Savings accounts	2,904,888	15.4%	2.04%	1,721,247	19.3%	4.40%
Money market accounts	5,589,693	29.6%	2.72%	2,116,360	23.8%	2.58%
Certificate of deposit accounts	4,127,226	21.8%	3.66%	1,885,444	21.2%	4.30%
Brokered deposit accounts	905,889	4.8%	4.30%	868,953	9.8%	4.42%
Total interest-bearing deposits	14,998,504	79.4%	2.77%	7,209,250	81.0%	3.51%
Total deposits	$18,904,063	100.0%	2.20%	$8,901,644	100.0%	2.85%

Total deposits increased $10.0 billion to $18.9 billion as of September 30, 2025, compared to $8.9 billion as of December 31, 2024. Deposits as a percentage of total assets was 82.8% and 74.8% as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, Core deposits increased $6.7 billion. The ratio of Core deposits to total deposits decreased to 67.9% as of September 30, 2025 from 69.1% as of December 31, 2024.
Payroll deposits, which are included in money market accounts in the table above, totaled $1.0 billion as of September 30, 2025, all of which was assumed in the Merger.
Certificate of deposit accounts were $4.1 billion as of September 30, 2025, compared to $1.9 billion as of December 31, 2024. Certificate of deposit accounts increased as a percentage of total deposits to 21.8% as of September 30, 2025 from 21.2% as of December 31, 2024.

Brokered deposits increased $36.9 million to $905.9 million as of September 30, 2025, compared to $869.0 million as of December 31, 2024. Brokered deposits decreased as a percentage of total deposits to 4.8% as of September 30, 2025 from 9.8% as of December 31, 2024. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2025			2024
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$2,414,119	19.6%	—%	$1,669,092	19.2%	—%
NOW accounts	917,794	7.5%	0.77%	639,561	7.4%	0.69%
Savings accounts	2,201,808	17.9%	2.32%	1,738,756	20.0%	2.77%
Money market accounts	3,024,926	24.6%	3.82%	2,038,048	23.4%	3.02%
Total core deposits	8,558,647	69.6%	1.35%	6,085,457	70.0%	1.89%
Certificate of deposit accounts	2,607,493	21.2%	3.80%	1,768,026	20.3%	4.51%
Brokered deposit accounts	823,059	6.7%	4.42%	841,067	9.7%	5.23%
Payroll deposits	299,327	2.5%	4.03%	—	—%	—%
Total deposits	$12,288,526	100.0%	2.35%	$8,694,550	100.0%	2.75%

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,919,100	19.1%	—%	$1,646,932	19.0%	—%
NOW accounts	729,035	7.3%	0.70%	656,879	7.6%	0.71%
Savings accounts	1,910,457	19.0%	2.36%	1,721,518	19.9%	2.74%
Money market accounts	2,471,457	24.5%	4.68%	2,047,011	23.5%	3.06%
Total core deposits	7,030,049	69.9%	1.16%	6,072,340	70.0%	1.88%
Certificate of deposit accounts	2,127,184	21.2%	3.96%	1,697,477	19.6%	4.36%
Brokered deposit accounts	779,717	7.9%	4.60%	898,455	10.4%	5.23%
Payroll deposits	99,776	1.0%	3.02%	—	—%	—%
Total deposits	$10,036,726	100.0%	2.37%	$8,668,272	100.0%	2.71%

As of September 30, 2025 and December 31, 2024, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2025		At December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	929,852	3.87%	443,944	4.63%
Over six months through 12 months	359,765	3.91%	143,238	4.22%
Over 12 months	90,027	3.78%	26,044	3.86%
Total certificates of deposit of $250,000 or more	$1,379,644	3.88%	$613,226	4.50%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At September 30, 2025
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$6,201	$4,914	$484	$906	$12,505	66%
Uninsured	1,981	4,365	53	—	6,399	34%
Total	$8,182	$9,279	$537	$906	$18,904	100%
Composition	43%	49%	3%	5%	100%
As of September 30, 2025, the Company had uninsured municipal deposits requiring collateral of $263.3 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC or via reciprocal products.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$956,284	$1,276,427	$1,050,730	$1,285,245
Maximum amount outstanding at any month-end during the period	1,080,516	1,497,547	1,192,874	1,497,547
Balance outstanding at end of period	1,080,516	1,497,547	1,080,516	1,497,547
Weighted average interest rate for the period	4.77%	5.14%	4.87%	5.05%
Weighted average interest rate at end of period	4.75%	5.03%	4.75%	5.03%
Advances from the FHLB
The Company uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB.
FHLB borrowings decreased $514.9 million to $0.8 billion as of September 30, 2025 with a total capacity of $5.0 billion. As of December 31, 2024, FHLB borrowings stood at $1.4 billion.

Subordinated Debentures and Notes
The Company has two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.10% and 3-month CME term SOFR plus spread adjustment of 0.26% plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029.
In connection with the Merger, the Company assumed ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% until June 30, 2027, after which the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to LIBOR plus 1.85%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.
The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to LIBOR plus 1.70%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	December 26, 2025	$4,931	$4,920
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	December 17, 2025	4,897	4,880
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	November 23, 2025	13,903	—
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	March 17, 2034	December 24, 2025	7,207	—
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	December 15, 2025	74,603	74,528
June 30, 2022	5.5% Fixed-to-Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	92,742	—
			Total	$198,283	$84,328

The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of September 30, 2025. This compares to $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of December 31, 2024.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
As of September 30, 2025, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2025 and December 31, 2024, the Company did not have borrowings on outstanding uncommitted lines of credit.
As of September 30, 2025, the Company had $40.3 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $79.6 million outstanding as of December 31, 2024. This cash collateralizes the fair value of the dealer side of derivative transactions.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company uses interest rate futures that are designated and qualify as cash flow hedging instruments.
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2025 and December 31, 2024:

	At September 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$216,667	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$3,543,667	$1,672,948
Pay fixed, receive variable	3,539,080	1,672,948
Risk participation-out agreements	648,328	539,731
Risk participation-in agreements	169,155	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$3,385	$5,849
Sells foreign currency, buys U.S. currency	3,701	5,408
Fixed weighted average interest rate from the Company to counterparty	4.06%	3.03%
Floating weighted average interest rate from counterparty to the Company	5.19%	4.81%
Weighted average remaining term to maturity (in months)	58	68
Fair value:
Recognized as an asset:
Interest rate derivatives	$164	$18
Loan level derivatives	106,222	102,608
Risk participation-out agreements	723	495
Foreign exchange contracts	407	482
Recognized as a liability:
Interest rate derivatives	$512	$2,051
Loan level derivatives	120,893	102,608
Risk participation-in agreements	206	137
Foreign exchange contracts	381	459

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $2.4 billion as of September 30, 2025 representing a $1.2 billion increase compared to $1.2 billion at December 31, 2024. The increase for the nine months ended September 30, 2025 was primarily driven by purchase price consideration as a result of the Merger, offset by a net loss of $9.1 million and dividends paid by the Company of $36.1 million.
Stockholders' equity represented 10.58% of total assets as of September 30, 2025 and 10.26% of total assets as of December 31, 2024. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.37% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2025 and 8.27% as of December 31, 2024.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities, the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
The Company's net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income is dependent on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases or decreases, as applicable, in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under "Rate/Volume Analysis" below. Information as to the components of interest income, interest expense and average rates is provided under "Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin" below.
Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken on, are based on numerous assumptions and other subjective judgments. See the discussion in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the "credit risk" that the Company takes on in the ordinary course of business and are further discussed under "Financial Condition—Asset Quality" above.
Net Interest Income
Net interest income increased $49.6 million to $132.6 million for the three months ended September 30, 2025 from $83.0 million for the three months ended September 30, 2024. This increase reflects a $48.6 million increase in interest income on loans and leases, along with a $8.0 million increase in interest income in investment securities, partially offset by a $7.0 million increase in interest expense on deposits and borrowings. The increases are a result the Merger, as well as reflective of the current interest rate environment and a reduction in wholesale borrowings. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2025 and September 30, 2024 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2025 and September 30, 2024 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $62.5 million to $307.1 million for the nine months ended September 30, 2025 from $244.6 million for the nine months ended September 30, 2024. This overall increase reflects a $45.0 million increase in interest income on loans and leases and a $8.6 million increase in interest income on investment securities, as well as a $8.9 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2025 and September 30, 2024 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2025 and September 30, 2024 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin increased 65 basis points to 3.72% for the three months ended September 30, 2025 from 3.07% for the three months ended September 30, 2024. The Company's weighted average interest rate on loans increased to 6.34% for the three months ended September 30, 2025 from 6.17% for the three months ended September 30, 2024.
Net interest margin increased 40 basis points to 3.45% for the nine months ended September 30, 2025 from 3.05% for the nine months ended September 30, 2024. The Company's weighted average interest rate on loans increased to 6.11% for the nine months ended September 30, 2025 from 6.07% for the nine months ended September 30, 2024.
The yield on interest-earning assets increased to 6.10% for the three months ended September 30, 2025 from 5.93% for the three months ended September 30, 2024. The increase is the result of higher yields on investments as well as loans and leases. During the three months ended September 30, 2025, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $1.3 million, or 5 basis points, for the three months ended September 30, 2024.
The yield on interest-earning assets increased to 5.85% for the nine months ended September 30, 2025 from 5.84% for the nine months ended September 30, 2024. This increase is the result of higher yields on investments as well as loans and leases. During the nine months ended September 30, 2025, the Company recorded $2.4 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $2.6 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets in the nine months ended September 30, 2024.
The cost of interest-bearing liabilities decreased 61 basis points to 3.06% for the three months ended September 30, 2025 from 3.67% for the three months ended September 30, 2024. The cost of interest-bearing liabilities decreased 47 basis points to 3.16% for the nine months ended September 30, 2025 from 3.63% for the nine months ended September 30, 2024. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. With the market's expectation for additional FRB rate cuts in the fourth quarter of 2025 and with the Treasury yield curve becoming less inverted since the prior quarter end, management anticipates that the net interest margin will be stable in the near term.
If the FRB cuts rates in the coming quarters, the net interest income and the net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2025 and September 30, 2024. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,165,022	$11,273	3.87%	$853,924	$6,516	3.05%
Restricted equity securities	73,853	1,467	7.95%	75,225	1,459	7.76%
Short-term investments	448,044	5,438	4.85%	145,838	1,986	5.44%
Total investments	1,686,919	18,178	4.31%	1,074,987	9,961	3.71%
Commercial real estate loans (2)	7,013,916	107,942	6.02%	5,772,456	83,412	5.65%
Commercial loans (2)	1,818,012	31,033	6.68%	1,079,084	18,440	6.69%
Equipment financing (2)	1,209,797	24,692	8.16%	1,353,649	26,884	7.94%
Consumer loans (2)	2,505,760	35,286	5.62%	1,505,095	21,123	5.60%
Total loans and leases	12,547,485	198,953	6.34%	9,710,284	149,859	6.17%
Total interest-earning assets	14,234,404	217,131	6.10%	10,785,271	159,820	5.93%
Allowance for loan and lease losses	(166,924)			(122,400)
Non-interest-earning assets	1,142,600			788,467
Total assets	$15,210,080			$11,451,338
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$917,794	1,786	0.77%	$639,561	1,115	0.69%
Savings accounts	2,201,808	12,867	2.32%	1,738,756	12,098	2.77%
Money market accounts	3,324,253	23,131	2.76%	2,038,048	15,466	3.02%
Certificate of deposit accounts	2,607,493	24,956	3.80%	1,768,026	20,054	4.51%
Brokered deposit accounts	823,059	9,161	4.42%	841,067	11,063	5.23%
Total interest-bearing deposits (3)	9,874,407	71,901	2.89%	7,025,458	59,796	3.39%
Advances from the FHLB	792,455	8,709	4.30%	1,139,049	14,366	4.94%
Subordinated debentures and notes	121,526	2,394	7.88%	84,276	1,378	6.54%
Other borrowed funds	42,303	551	5.16%	53,102	1,012	7.58%
Total borrowed funds	956,284	11,654	4.77%	1,276,427	16,756	5.14%
Total interest-bearing liabilities	10,830,691	83,555	3.06%	8,301,885	76,552	3.67%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	2,414,119			1,669,092
Other non-interest-bearing liabilities	287,062			264,324
Total liabilities	13,531,872			10,235,301
Total stockholders' equity	1,678,208			1,216,037
Total liabilities and stockholders' equity	$15,210,080			$11,451,338
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		133,576	3.04%		83,268	2.26%
Less adjustment of tax-exempt income		970			260
Net interest income		$132,606			$83,008
Net interest margin (5)			3.72%			3.07%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.32% and 2.74% in the three months ended September 30, 2025 and September 30, 2024, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$977,060	$24,839	3.39%	$864,501	$19,953	3.08%
Marketable and restricted equity securities	69,802	3,733	7.13%	74,422	4,327	7.75%
Short-term investments	304,870	10,275	4.49%	140,156	5,724	5.44%
Total investments	1,351,732	38,847	3.83%	1,079,079	30,004	3.71%
Commercial real estate loans (2)	6,071,163	262,321	5.70%	5,763,065	246,026	5.61%
Commercial loans (2)	1,449,490	71,518	6.51%	1,058,312	53,619	6.66%
Equipment financing (2)	1,243,492	75,696	8.12%	1,367,380	80,034	7.80%
Consumer loans (2)	1,873,834	77,584	5.52%	1,492,213	61,392	5.49%
Total loans and leases	10,637,979	487,119	6.11%	9,680,970	441,071	6.07%
Total interest-earning assets	11,989,711	525,966	5.85%	10,760,049	471,075	5.84%
Allowance for loan and lease losses	(138,731)			(119,745)
Non-interest-earning assets	881,233			797,980
Total assets	$12,732,213			$11,438,284
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$729,035	3,825	0.70%	$656,879	3,487	0.71%
Savings accounts	1,910,457	33,732	2.36%	1,721,518	35,324	2.74%
Money market accounts	2,571,233	50,708	2.64%	2,047,011	46,940	3.06%
Certificate of deposit accounts	2,127,184	62,986	3.96%	1,697,477	55,443	4.36%
Brokered deposit accounts	779,717	26,810	4.60%	898,455	35,207	5.23%
Total interest-bearing deposits (3)	8,117,626	178,061	2.93%	7,021,340	176,401	3.36%
Advances from the FHLBB	900,666	30,978	4.54%	1,117,809	41,893	4.92%
Subordinated debentures and notes	96,887	5,813	8.00%	84,241	4,130	6.54%
Other borrowed funds	53,177	1,988	5.00%	83,195	3,353	5.38%
Total borrowed funds	1,050,730	38,779	4.87%	1,285,245	49,376	5.05%
Total interest-bearing liabilities	9,168,356	216,840	3.16%	8,306,585	225,777	3.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,919,100			1,646,932
Other non-interest-bearing liabilities	254,646			280,947
Total liabilities	11,342,102			10,234,464
Total stockholders' equity	1,390,111			1,203,820
Total liabilities and stockholders' equity	$12,732,213			$11,438,284
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		309,126	2.69%		245,298	2.21%
Less adjustment of tax-exempt income		2,005			701
Net interest income		$307,121			$244,597
Net interest margin (5)			3.45%			3.05%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.37% and 2.72% in the nine months ended September 30, 2025 and September 30, 2024, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents, on a tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$2,737	$2,020	$4,757	$2,756	$2,130	$4,886
Marketable and restricted equity securities	(27)	35	8	(260)	(334)	(594)
Short-term investments	3,692	(240)	3,452	5,696	(1,145)	4,551
Total investments	6,402	1,815	8,217	8,192	651	8,843
Loans and leases:
Commercial real estate loans	18,804	5,726	24,530	12,534	3,761	16,295
Commercial loans and leases	12,620	(27)	12,593	19,109	(1,210)	17,899
Equipment financing	(2,929)	737	(2,192)	(7,491)	3,153	(4,338)
Consumer loans	13,843	320	14,163	15,569	623	16,192
Total loans	42,338	6,756	49,094	39,721	6,327	46,048
Total change in interest and dividend income	48,740	8,571	57,311	47,913	6,978	54,891
Interest expense:
Deposits:
NOW accounts	530	141	671	387	(49)	338
Savings accounts	2,928	(2,159)	769	3,620	(5,212)	(1,592)
Money market accounts	9,095	(1,430)	7,665	10,826	(7,058)	3,768
Certificate of deposit accounts	8,434	(3,532)	4,902	12,992	(5,449)	7,543
Brokered deposit accounts	(231)	(1,671)	(1,902)	(4,393)	(4,004)	(8,397)
Total deposits	20,756	(8,651)	12,105	23,432	(21,772)	1,660
Borrowed funds:
Advances from the FHLB	(3,968)	(1,689)	(5,657)	(7,810)	(3,105)	(10,915)
Subordinated debentures and notes	694	322	1,016	677	1,006	1,683
Other borrowed funds	(179)	(282)	(461)	(1,142)	(223)	(1,365)
Total borrowed funds	(3,453)	(1,649)	(5,102)	(8,275)	(2,322)	(10,597)
Total change in interest expense	17,303	(10,300)	7,003	15,157	(24,094)	(8,937)
Change in tax-exempt income	710	—	710	1,304	—	1,304
Change in net interest income	$30,727	$18,871	$49,598	$31,452	$31,072	$62,524

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
	2025	2024			2025		2024
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$107,634	$83,412	$24,222	29.0%	$261,805	*	$246,026	$15,779	6.4%
Commercial loans	30,662	18,222	12,440	68.3%	70,430		53,039	17,391	32.8%
Equipment financing	24,692	26,884	(2,192)	(8.2)%	75,696		80,034	(4,338)	(5.4)%
Residential mortgage loans	25,164	13,100	12,064	92.1%	52,355		38,018	14,337	37.7%
Other consumer loans	10,121	8,023	2,098	26.1%	25,229		23,374	1,855	7.9%
Total interest income—loans and leases (1)	$198,273	$149,641	$48,632	32.5%	$485,515		$440,491	$45,024	10.2%
_________________________________________________________________________
(1) Change in tax-exempt income of $462 thousand and $1.0 million is excluded from the three and nine months ended tables above.
Total interest income from loans and leases was $198.3 million for the three months ended September 30, 2025, and represented a yield on total loans of 6.34%. This compares to $149.6 million of interest on loans and a yield of 6.17% for the three months ended September 30, 2024. The $48.6 million increase in interest income from loans and leases was primarily due to an increase of $42.3 million in the portfolio composition in origination volume and due to the Merger and a $6.8 million increases in changes to interest rates, partially offset by a decrease of $0.5 million in the change of tax-exempt income.
Total interest income from loans and leases was $485.5 million for the nine months ended September 30, 2025, and represented a yield on total loans of 6.11%. This compares to $440.5 million of interest on loans and a yield of 6.07% for the nine months ended September 30, 2024. The $45.0 million increase in interest income from loans and leases was primarily attributable to an increase of $39.7 million in the portfolio composition in origination volume and due to the Merger and $6.3 million in changes to interest rates, partially offset by a decrease of $1.0 million in the change of tax-exempt income.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$10,984	$6,473	$4,511	69.7%	$24,440	$19,831	$4,609	23.2%
Restricted equity securities	1,466	1,458	8	0.5%	3,731	4,326	(595)	(13.8)%
Short-term investments	5,438	1,986	3,452	173.8%	10,275	5,724	4,551	79.5%
Total interest income—investments (1)	$17,888	$9,917	$7,971	80.4%	$38,446	$29,881	$8,565	28.7%
_________________________________________________________________________
(1) Change in tax-exempt income of $246 thousand $278 thousand and is excluded from the three and nine months ended tables above.
Total interest income from investments was $17.9 million for the three months ended September 30, 2025, compared to $9.9 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, the yield on total investments was 4.3% and 3.7%, respectively. The year over year increase in interest income on investments of $8.0 million, or 80.4%, was primarily driven by a $6.3 million increase due to volume and a $1.7 million increase due to rates.
Total investment income was $38.4 million and $29.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025 and 2024, the yield on total investments was 3.8% and 3.7%, respectively. The year over year increase in interest income on investments of $8.6 million, or 28.7%, was primarily driven by a $8.1 million increase due to volume and a $0.5 million increase due to rates.

*

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,786	$1,115	$671	60.2%	$3,825	$3,487	$338	9.7%
Savings accounts	12,867	12,098	769	6.4%	33,732	35,324	(1,592)	(4.5)%
Money market accounts	23,131	15,466	7,665	49.6%	50,708	46,940	3,768	8.0%
Certificate of deposit accounts	24,956	20,054	4,902	24.4%	62,986	55,443	7,543	13.6%
Brokered deposit accounts	9,161	11,063	(1,902)	(17.2)%	26,810	35,207	(8,397)	(23.9)%
Total interest expense - deposits	71,901	59,796	12,105	20.2%	178,061	176,401	1,660	0.9%
Borrowed funds:
Advances from the FHLB	8,709	14,366	(5,657)	(39.4)%	30,978	41,893	(10,915)	(26.1)%
Subordinated debentures and notes	2,394	1,378	1,016	73.7%	5,813	4,130	1,683	40.8%
Other borrowed funds	551	1,012	(461)	(45.6)%	1,988	3,353	(1,365)	(40.7)%
Total interest expense - borrowed funds	11,654	16,756	(5,102)	(30.4)%	38,779	49,376	(10,597)	(21.5)%
Total interest expense	$83,555	$76,552	$7,003	9.1%	$216,840	$225,777	$(8,937)	(4.0)%
Deposits
For the three months ended September 30, 2025, interest expense on deposits increased $12.1 million, or 20.2%, compared to the same period in 2024. The increase in interest expense on deposits was driven by an increase of $20.8 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits balance, offset by a decrease of $8.7 million due to lower interest rates. For the three months ended September 30, 2025, the purchase accounting amortization on acquired deposits was $602 thousand and two basis points, compared to $236.0 thousand and one basis point for the same period in 2024.
Interest expense on deposits increased $1.7 million, or 0.9%, to $178.1 million for the nine months ended September 30, 2025 from $176.4 million for the nine months ended September 30, 2024. The increase in interest expense on deposits was driven by an increase of $23.4 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposit balances, offset by a $21.8 million decrease due to lower interest rates. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2025 was $826.0 thousand and one basis point, compared to $801.0 thousand and one basis point for the same period in 2024.
Borrowed Funds
For the three months ended September 30, 2025, interest expense on borrowed funds decreased $5.1 million, or 30.4% year over year. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $3.5 million due to volume and a decrease of $1.6 million due to borrowing rates which decreased to 4.77% for the three months ended September 30, 2025 from 5.14% for the three months ended September 30, 2024. For the three months ended September 30, 2025, the purchase accounting amortization on acquired borrowed funds was $122.0 thousand, compared to $10.0 thousand for the same period in 2024.
During the nine months ended September 30, 2025, interest expense on borrowed funds decreased $10.6 million, or 21.5% year over year. The cost of borrowed funds decreased to 4.87% for the nine months ended September 30, 2025 from 5.05% for the nine months ended September 30, 2024. The decrease in interest expense was primarily driven by a decrease of $8.3 million due to volume and a decrease of $2.3 million due to borrowing rates. For the nine months ended September 30,

2025, purchase accounting amortization was $140.0 thousand on acquired borrowed funds, compared to amortization of $146.0 thousand for the nine months ended September 30, 2024.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
	2025	2024			2025		2024
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$5,040	$(6,971)	$12,011	(172.3)%	$7,507		$(1,804)	$9,311	(516.1)%
Commercial	6,637	16,632	(9,995)	(60.1)%	18,224		29,511	(11,287)	(38.2)%
Consumer	(2,808)	(287)	(2,521)	878.4%	(2,497)		(637)	(1,860)	292.0%
Total provision (credit) for loan and lease losses	8,869	9,374	(505)	(5.4)%	23,234		27,070	(3,836)	(14.2)%
Merger Day 1 CECL provision
Commercial real estate	31,820	—	31,820		31,820		—	31,820
Commercial	17,891	—	17,891		17,891		—	17,891
Consumer	19,776	—	19,776		19,776		—	19,776
Total Merger Day 1 provision	69,487	—	69,487		69,487		—	69,487
Unfunded credit commitments
Merger Day 1 unfunded commitments provision	8,415	—	8,415		8,415		—	8,415
Provision (credit) for unfunded commitments	725	(4,542)	5,267	(116.0)%	(669)		(9,208)	8,539	(92.7)%
Total provision (credit) for unfunded commitments	9,140	(4,542)	13,682	(301.2)%	7,746		(9,208)	16,954	(184.1)%
Investment securities available-for-sale	32	(172)	204	(118.6)%	47		(255)	302	(118.4)%
Total provision (credit) for credit losses	$87,528	$4,660	$82,868	1,778.3%	$100,514	$—	$17,607	$82,907	470.9%

For the three months ended September 30, 2025, the provision for credit losses increased by $82.9 million to $87.5 million, compared to a provision for credit losses of $4.7 million for the three months ended September 30, 2024. The increase in the provision for credit losses for the three months ended September 30, 2025 is primarily driven by the merger with Berkshire Bank.
For the nine months ended September 30, 2025 the provision for credit losses increased by $82.9 million to $100.5 million, compared to a provision for credit losses of $17.6 million for the nine months ended September 30, 2024. The increase in the provision for credit losses for the three months ended September 30, 2025 is primarily driven by the merger with Berkshire Bank.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Deposit fees	$5,005	$2,353	$2,652	112.7%	$9,838	$8,251	$1,587	19.2%
Loan fees	1,004	464	540	116.4%	1,869	1,955	(86)	(4.4)%
Loan level derivative income, net	635	—	635	N/A	701	543	158	29.1%
Gain on sales of loans and leases held-for-sale	1,175	415	760	183.1%	1,463	545	918	168.4%
Wealth Management fees	2,466	1,509	957	63.4%	5,378	4,382	996	22.7%
Other	2,060	1,607	453	28.2%	4,726	3,352	1,374	41.0%
Total non-interest income	$12,345	$6,348	$5,997	94.5%	$23,975	$19,028	$4,947	26.0%
Deposit fees increased $2.7 million, or 112.7%, to $5.0 million for the three months ended September 30, 2025, compared to $2.4 million for the same period in 2024, and increased $1.6 million, or 19.2%, to $9.8 million for the nine months ended September 30, 2025, compared to $8.3 million for the same period in 2024, primarily driven by activity due to the Merger.
Loan fees increased $0.5 million, or 116.4%, to $1.0 million for the three months ended September 30, 2025, compared to $0.5 million for the same period in 2024, and decreased $0.1 million, or 4.4%, to $1.9 million for the nine months ended September 30, 2025, compared to $2.0 million for the same period in 2024, also primarily driven by activity due to the Merger.
Loan level derivative income increased to $0.6 million for the three months ended September 30, 2025, compared to $0.0 million for the same period in 2024, as there were no loan level derivative transactions completed for the three months ended September 30, 2024, and increased $0.2 million, or 29.1%, to $0.7 million for the nine months ended September 30, 2025 from $0.5 million for the same period in 2024, primarily driven by higher volume in loan level derivative transactions completed for the nine months ended September 30, 2025.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Compensation and employee benefits	$49,999	$35,130	$14,869	42.3%	$120,999	$106,521	$14,478	13.6%
Occupancy	6,921	5,343	1,578	29.5%	17,991	16,663	1,328	8.0%
Equipment and data processing	11,110	6,831	4,279	62.6%	24,963	20,594	4,369	21.2%
Professional services	2,114	2,143	(29)	(1.4)%	5,311	5,788	(477)	(8.2)%
FDIC insurance	1,971	2,118	(147)	(6.9)%	5,888	6,027	(139)	(2.3)%
Advertising and marketing	1,583	859	724	84.3%	3,822	3,937	(115)	(2.9)%
Amortization of identified intangible assets	3,587	1,668	1,919	115.0%	6,448	5,045	1,403	27.8%
Merger and restructuring expense	45,863	—	45,863	N/A	47,273	823	46,450	N/A
Other	6,148	3,856	2,292	59.4%	14,684	12,748	1,936	15.2%
Total non-interest expense	$129,296	$57,948	$71,348	123.1%	$247,379	$178,146	$69,233	38.9%

Merger and restructuring expense increased to $45.9 million for the three months ended September 30, 2025, compared to $0 for the same period in 2024, and increased $46.5 million, to $47.3 million for the nine months ended September 30, 2025, compared to $0.8 million for the same period in 2024. Excluding merger and restructuring expense, non-interest expense (non-GAAP) increased $25.5 million to $83.5 million for the three months ended September 30, 2025, compared to $57.9 million for the same period in 2024, and increased $22.8 million to $200.1 million for the nine months ended September 30, 2025, compared to $177.3 million for the same period in 2024.
Compensation and employee benefits expense increased $14.9 million, or 42.3%, to $50.0 for the three months ended September 30, 2025, compared to $35.1 million for the same period in 2024, and increased $14.5 million, or 13.6%, to $121.0 million for the nine months ended September 30, 2025 from $106.5 million for the same period in 2024, primarily driven by activity due to the Merger.
Equipment and data processing expense increased $4.3 million, or 62.6%, to $11.1 million for the three months ended September 30, 2025, compared to $6.8 million for the same period in 2024, and increased $4.4 million, or 21.2%, to $25.0 million for the nine months ended September 30, 2025 from $20.6 million for the same period in 2024, primarily driven by activity due to the Merger.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
(Loss) income before provision for income taxes	$(71,873)	$26,748	$(98,621)	(368.7)%	$(16,797)	$67,872	$(84,669)	(124.7)%
(Benefit) provision for income taxes	(21,633)	6,606	(28,239)	(427.5)%	(7,683)	16,693	(24,376)	(146.0)%
Net (loss) income	$(50,240)	$20,142	$(70,382)	(349.4)%	$(9,114)	$51,179	$(60,293)	(117.8)%
Effective tax rate	30.1%	24.7%	N/A	21.9%	45.7%	24.6%	N/A	85.8%
The Company recorded an income tax benefit of $21.6 million for the three months ended September 30, 2025, compared to an income tax expense of $6.6 million for the three months ended September 30, 2024, representing effective tax rates of 30.1% and 24.7%, respectively. The increase in effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by Merger related items, including an increase in merger expenses, in the 2025 effective rate.
The Company recorded an income tax benefit of $7.7 million for the nine months ended September 30, 2025, compared to an income tax expense of $16.7 million for the nine months ended September 30, 2024, representing effective tax rates of 45.7% and 24.6%, respectively. The overall increase in the effective tax rate for the nine months ended September 30, 2025 is primarily driven by Merger related items, including an increase in merger expenses, in the 2025 effective rate.
Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by the Company's ALCO, consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. The primary sources of liquidity for the Bank consists of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
In the third quarter, the Company operated with increased liquidity. Due to the merger, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $1.2 billion, or 5.3% of the balance sheet, compared to $543.7 million, or 4.6% of the balance sheet, as of December 31, 2024. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and

12% of total assets. As of September 30, 2025, cash, cash equivalents and investment securities available-for-sale totaled $3.0 billion, or 13.0% of total assets. This compares to $1.4 billion, or 12.1% of total assets, as of December 31, 2024.
Deposits, which are considered the most stable source of liquidity, totaled $18.9 billion as of September 30, 2025 and represented 94.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.9 billion, or 85.4% of total funding, as of December 31, 2024. Core deposits totaled $12.8 billion as of September 30, 2025 and represented 67.9% of total deposits, compared to Core deposits of $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Additionally, the Company had $905.9 million of brokered deposits as of September 30, 2025, which represented 4.8% of total deposits, compared to $869.0 million or 9.8% of total deposits, as of December 31, 2024. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of September 30, 2025, representing 5.4% of total funding, compared to $1.5 billion, or 14.6% of total funding, as of December 31, 2024. The growth in the balance sheet is driven by the merger, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Bank has access to both short- and long-term borrowings. As of September 30, 2025, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $5.0 billion, compared to $2.8 billion as of December 31, 2024.
As of September 30, 2025, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2025, the Company had $0.0 million in outstanding balances for uncommitted lines of credit. As of December 31, 2024, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $575.8 million of borrowing capacity at the FRB as of September 30, 2025. As of September 30, 2025, the Company did not have any outstanding borrowings with the FRB.
Additionally, the Bank has access to liquidity through repurchase agreements and additional untapped brokered deposits.
While management believes the Company has adequate liquidity to meet its commitments and to fund the Bank's lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. See Note 12, "Commitments and Contingencies", to the consolidated financial statements for a description of off-balance-sheet financial instruments.

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$92,170	$11,126
Commercial	148,835	144,721
Residential mortgage	51,413	14,607
Home equity	6,793	—
Unadvanced portion of loans and leases	2,512,536	1,076,783
Unused lines of credit:
Home equity	1,151,832	780,214
Other consumer	135,404	113,838
Other commercial	—	398
Unused letters of credit:
Financial standby letters of credit	11,038	12,702
Performance standby letters of credit	25,388	24,325
Commercial and similar letters of credit	46,232	2,330
Interest rate derivatives	$216,667	$225,000
Loan level derivatives:
Receive fixed, pay variable	3,539,080	1,672,948
Pay fixed, receive variable	3,543,667	1,672,948
Risk participation-out agreements	648,328	539,731
Risk participation-in agreements	169,155	102,198
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	3,385	5,849
Sells foreign currency, buys U.S. currency	3,701	5,408

Capital Resources
As of September 30, 2025, the Company and the Bank are under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2025, the Company and the Bank exceeded all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2025 for the Company and the Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2025:
Beacon Financial Corporation
Common equity Tier 1 capital ratio (1)	$1,941,355	10.44%	$836,791	4.50%	$1,301,675	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,971,598	13.32%	592,071	4.00%	592,071	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,971,598	10.61%	1,114,947	6.00%	1,579,508	8.50%	N/A	N/A
Total risk-based capital ratio (4)	2,315,034	12.45%	1,487,572	8.00%	1,952,438	10.50%	N/A	N/A
Beacon Bank & Trust
Common equity Tier 1 capital ratio (1)	$1,960,496	10.55%	$836,231	4.50%	$1,300,803	7.00%	$1,207,889	6.50%
Tier 1 leverage capital ratio (2)	1,960,496	12.96%	605,091	4.00%	605,091	4.00%	756,364	5.00%
Tier 1 risk-based capital ratio (3)	1,960,496	10.55%	1,114,974	6.00%	1,579,547	8.50%	1,486,632	8.00%
Total risk-based capital ratio (4)	2,165,588	11.66%	1,485,824	8.00%	1,950,144	10.50%	1,857,280	10.00%
_______________________________________________________________________________
(1) Common equity Tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets.
(2) Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.
(3) Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.
(4) Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

The following table presents actual and required capital amounts and capital ratios as of December 31, 2024 for Brookline Bancorp, Inc., Brookline Bank, BankRI and PCSB Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,022,454	10.46%	$439,870	4.50%	$684,243	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,032,255	9.06%	455,742	4.00%	455,742	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,032,255	10.56%	586,509	6.00%	830,887	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,214,208	12.42%	782,099	8.00%	1,026,504	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$584,420	10.47%	$251,183	4.50%	$390,730	7.00%	$362,820	6.50%
Tier 1 leverage capital ratio (2)	584,420	9.30%	251,363	4.00%	251,363	4.00%	314,204	5.00%
Tier 1 risk-based capital ratio (3)	584,420	10.47%	334,911	6.00%	474,457	8.50%	446,548	8.00%
Total risk-based capital ratio (4)	654,287	11.73%	446,232	8.00%	585,679	10.50%	557,789	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$294,573	10.53%	$125,886	4.50%	$195,823	7.00%	$181,835	6.50%
Tier 1 leverage capital ratio (2)	294,573	8.90%	132,392	4.00%	132,392	4.00%	165,490	5.00%
Tier 1 risk-based capital ratio (3)	294,573	10.53%	167,848	6.00%	237,784	8.50%	223,797	8.00%
Total risk-based capital ratio (4)	328,646	11.75%	223,759	8.00%	293,684	10.50%	279,699	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$197,296	13.73%	$64,664	4.50%	$100,588	7.00%	$93,403	6.50%
Tier 1 leverage capital ratio (2)	197,296	10.11%	78,060	4.00%	78,060	4.00%	97,575	5.00%
Tier 1 risk-based capital ratio (3)	197,296	13.73%	86,218	6.00%	122,142	8.50%	114,958	8.00%
Total risk-based capital ratio (4)	214,879	14.95%	114,985	8.00%	150,918	10.50%	143,732	10.00%
_______________________________________________________________________________
(1) Common equity Tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets.
(2) Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.
(3) Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.
(4) Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk that the market value or estimated fair value of the Company's assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that the Company's net income will be significantly reduced by interest-rate changes.
Interest-Rate Risk
The principal market risk facing the Company is interest-rate risk, which can occur in a variety of forms, including repricing risk, yield-curve risk, basis risk, and prepayment risk. Repricing risk occurs when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company's assets and liabilities. Yield-curve risk reflects the possibility that changes in the shape of the yield curve could have different effects on the Company's assets and liabilities. Basis risk occurs when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.
Asset/Liability Management
Market risk and interest-rate risk management is governed by the Company's ALCO. The ALCO establishes exposure limits that define the Company's tolerance for interest-rate risk. The ALCO and the Company's Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports those results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company's potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate customer deposits with terms of more than five years, and adjusting maturities of wholesale funding. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.
Measuring Interest-Rate Risk
As noted above, interest-rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific period if it will mature or reprice within that period. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a one-year and two-year horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2025.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2025, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2025		December 31, 2024
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$67,374	8.0%	$14,574	3.9%
Up 200 basis points ramp	24,332	2.9%	7,911	2.1%
Up 100 basis points ramp	12,432	1.5%	4,431	1.2%
Down 100 basis points ramp	(12,321)	(1.5)%	(3,537)	(1.0)%
Down 200 basis points ramp	(25,676)	(3.1)%	(8,900)	(2.4)%
Down 400 basis points shock	(61,346)	(7.3)%	(34,637)	(9.3)%
Asset sensitivity increased at September 30, 2025 when compared to December 31, 2024 as a result of the merger closing between Brookline Bancorp and Berkshire Hills Bancorp. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 8.0% as of September 30, 2025, compared to 3.9% as of December 31, 2024. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (7.3)% as of September 30, 2025, compared to (9.3)% as of December 31, 2024.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of September 30, 2025, the Company’s one-year cumulative gap was a negative $149.1 million, or 0.71% of total interest-earning assets, compared to a negative $1.0 billion, or 9.31% of total interest-earning assets, as of December 31, 2024.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The EVE at Risk Simulation is conducted in tandem with net interest income simulations to ascertain a longer term view of the Company’s interest-rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of the economic value of equity to changes in interest rates. The EVE at Risk Simulation values only the current balance sheet and does not incorporate growth assumptions. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, and rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity, and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2025	At December 31, 2024
Up 400 basis points	(1.9)%	(7.1)%
Up 200 basis points	(0.7)%	(4.1)%
Up 100 basis points	0.1%	(1.3)%
Down 100 basis points	(1.2)%	(0.8)%
Down 200 basis points	(3.4)%	(3.2)%
Down 400 basis points	(9.8)%	(10.2)%

The Company's EVE-at-risk is modestly more asset sensitive from December 31, 2024 to September 30, 2025 driven by changes to the funding and asset mix related to the Merger.

Item 4. Controls and Procedures

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2024 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.
There are no threatened or pending legal proceedings other than those that arise in the normal course of business. As of September 30, 2025, we are not involved in any pending legal proceedings that, in the opinion of management, are expected to be material to the Company’s financial condition or results of operations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit	Description
3.1
Certificate of Merger, dated September 1, 2025 (including amendments to the Certificate of Incorporation of Beacon Financial Corporation)(incorporated by reference to Exhibit 3.1 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

3.2
Amendment to the Amended and Restated Bylaws of Beacon Financial Corporation (incorporated by reference to Exhibit 3.1 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

4.1
Subordinated Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

4.2
First Supplemental Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

4.3
Second Supplemental Indenture, dated as of September 1, 2025, by and among U.S. Bank Trust Company, National Association, as Trustee, Berkshire Hills Bancorp, Inc. and Brookline Bancorp, Inc. (incorporated by reference to Exhibit 4.3 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

10.1+
Retention Agreement, dated as of December 15, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Jacqueline Courtwright (incorporated by reference to Exhibit 10.1 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

10.2+
Retention Agreement, dated as of December 15, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Wm. Gordon Prescott (incorporated by reference to Exhibit 10.2 of the Beacon Financial Corporation’s Current Report on Form 8-K filed on September 2, 2025).

10.3+
Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.1 to Beacon Financial Corporation’s Registration Statement on Form S-8 filed on September 10, 2025).

10.4+
Form of Restricted Stock Award Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.2 to Beacon Financial Corporation’s Registration Statement on Form S-8 filed on September 10, 2025).

10.5+
Form of Restricted Stock Unit Award Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.3 to Beacon Financial Corporation’s Registration Statement on Form S-8 filed on September 10, 2025).

10.6+
Form of Incentive Stock Option Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to Beacon Financial Corporation’s Registration Statement on Form S-8 filed on September 10, 2025).

10.7+
Form of Non-Qualified Stock Option Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.5 to Beacon Financial Corporation’s Registration Statement on Form S-8 filed on September 10, 2025).

10.8+	Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault

10.9+	Amendment to the Employment Agreement, dated July 25, 2018, by and among the Brookline Bancorp, Inc., Brookline Bank and Paul Perrault

10.10+	Second Amendment to the Employment Agreement, dated March 10, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault

10.11+	Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault

10.12+	Fourth Amendment to the Employment Agreement, dated April 28, 2023, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault

10.13+	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Carl M. Carlson

10.14+	Retention Bonus Agreement, dated February 26, 2025, by and between Brookline Bancorp, Inc. and Carl M. Carlson.

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith
** Furnished herewith
+ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON FINANCIAL CORPORATION

Date: November 10, 2025	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)