Form 10-K
period 2025-12-31
Beacon Financial Corp
filed 2026-03-02
CIK 1108134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2025

Commission File Number: 001-15781
BEACON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			04-3510455
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

131 Clarendon Street	Boston	MA	02116
(Address of principal executive offices)			(Zip Code)
(617) 425-4600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	BBT	The New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).          ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on The New York Stock Exchange, was approximately $1.14 billion.
As of February 27, 2026, there were 89,576,403 and 83,816,086 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
2025 FORM 10-K

Glossary of Acronyms and Terms
2021 Plan	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan
2025 Plan	Beacon Financial Corporation 2025 Stock Option and Incentive Plan
ACL	Allowance for Credit Losses
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
ASC 805	Accounting Standard Codification for business combinations
Bank	Beacon Bank & Trust
BSA	Bank Secrecy Act
BHCA	Bank Holding Company Act of 1956, as amended
C&I	Commercial and industrial
CECL	Current Expected Credit Losses
CFPB	Consumer Financial Protection Bureau
CSO	Chief Security Officer
Clarendon Private	Clarendon Private, LLC
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Commissioner	Massachusetts Commissioner of Banks
Company	Beacon Financial Corporation and its subsidiaries
Core deposits	Demand checking, NOW, non-payroll money market and savings accounts
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted Cash Flow
Eastern Funding	Eastern Funding, LLC
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per Share
ESOP	Employee Stock Ownership Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank of Boston
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	U.S generally accepted accounting principles
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
GSEs	U.S. Government-sponsored enterprises

Glossary of Acronyms and Terms (continued)
IBORs	Interbank Offered Rates
ITC	Investment tax credits
Legacy Berkshire	Berkshire Hills Bancorp, Inc. prior to the closing of the Transaction
LEP	Loss emergence period
LEQ	Loan equivalency
MBSs	Mortgage-backed securities
MDOB	Massachusetts Division of Banks
NIST	National Institute of Standards and Technology
Nonqualified Plan	Nonqualified Deferred Compensation Plan
OAEM	Other Assets Especially Mentioned
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other Real Estate Owned
Plans	The 2021 Plan and the 2025 Plan
Program	Beacon Financial Corporation's Information Security Program
PAM	Proportional amortization method
RIBD	Banking Division of the Rhode Island Department of Business Regulation
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SERPs	Supplemental Executive Retirement Plans
SOC	System and Organization Controls
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions. These statements include, among others, statements regarding the Company's intent, belief or expectations with respect to economic conditions, trends affecting the Company's financial condition or results of operations, and the Company's exposure to market, liquidity, interest-rate and credit risk.
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including the impact of tariffs imposed by the U.S. and foreign governments, inflation, potential U.S. government shutdowns, and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company fails to realize the anticipated benefits of its merger with Brookline Bancorp, Inc.; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. Except as required by law, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Beacon Financial Corporation, a Delaware corporation, is the holding company for Beacon Bank & Trust and its subsidiaries and Clarendon Private.
The Company offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and wealth management services. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private and the Trust and Investments Division of the Bank, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
As a full-service financial institution with 147 banking offices throughout New England and New York, the Bank and its subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products, excellent customer service, and strong risk management.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116, and its telephone number is 617-425-4600.
Completion of Merger of Equals
On September 1, 2025, the Company completed its merger of equals with Brookline Bancorp, Inc. (“Legacy Brookline”), pursuant to the Agreement and Plan of Merger, dated as of December 16, 2024, by and among the Company, Commerce Acquisition Sub, Inc. and Legacy Brookline (the “Merger Agreement”). On September 1, 2025, Commerce Acquisition Sub, Inc. merged with and into Legacy Brookline (the “Merger”), immediately followed by the merger of Legacy Brookline with and into the Company (the “Holdco Merger”), with the Company as the resulting corporation. The Company also changed its name from Berkshire Hills Bancorp, Inc. to Beacon Financial Corporation and changed the New York Stock Exchange ticker symbol for its common stock from “BHLB” to “BBT.”
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
The Transaction was treated as a business combination under ASC 805 and was accounted for as a reverse merger using the acquisition method of accounting. Therefore, Legacy Brookline was deemed the acquirer for financial reporting purposes even though Legacy Berkshire was the legal acquirer. As such, the historical financial statements of Legacy Brookline became the historical financial statements of the combined company.
Overview of Results
The loan and lease portfolio increased $8.3 billion, or 84.4%, to $18.0 billion at December 31, 2025 from $9.8 billion at December 31, 2024. The Company's commercial loan portfolios, which totaled $14.0 billion, or 77.4% of total loans and leases, as of December 31, 2025, increased $5.7 billion, or 69.8%, from $8.2 billion, or 84.1% of total loans and leases, as of December 31, 2024.
Total deposits increased $10.6 billion, or 119.2%, to $19.5 billion at December 31, 2025 from $8.9 billion as of December 31, 2024. Core deposits, which include demand checking, NOW, non-payroll money market and savings accounts, increased 112.6% to $13.1 billion as of December 31, 2025 from $6.1 billion at December 31, 2024. The Company's core deposits were 67.0% of total deposits at December 31, 2025, a decrease from 69.1% at December 31, 2024.
The Bank also operates a commercial payment processing business that serves regional and national payroll service bureau customers. These payroll deposits, included in money market often fluctuate daily by hundreds of millions of dollars depending on payroll cycles. Payroll deposits, included in money market accounts in the accompanying consolidated balance sheets, totaled $1.9 billion as of December 31, 2025, all of which was assumed in the Transaction.
The allowance for loan and lease losses increased $127.8 million, or 102.1%, to $252.8 million as of December 31, 2025 from $125.1 million as of December 31, 2024. The ratio of the allowance for loan and lease losses to total loans and leases was 1.40% as of December 31, 2025 compared to 1.28% as of December 31, 2024. Nonperforming assets as of December 31, 2025 were $116.7 million, up from $70.5 million at the end of 2024. Nonperforming assets were 0.50% and 0.59% of total assets as of December 31, 2025 and December 31, 2024, respectively.
Net interest income increased $173.5 million, or 52.6%, to $503.1 million in 2025 compared to $329.6 million in 2024. Net interest margin increased 50 basis points to 3.56% in 2025 from 3.06% in 2024. Net income for 2025 increased $21.6 million, or 31.4%, to $90.3 million from $68.7 million for 2024. Basic and fully diluted earnings per common share ("EPS") increased to $1.03 for 2025 from $0.77 for 2024. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The Company is subject to strong competition from banks and other financial institutions and financial service providers. The Company faces considerable competition from banking and non-banking organizations, including traditional banks, online banks, financial technology companies, wealth management companies and others, in its market area for all aspects of banking and related service activities. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts.
Market Area and Credit Risk Concentration
The Bank originates loans in the basic portfolio categories discussed below. Lending activities are limited by federal and state laws and regulations. Loan interest rates and other key loan terms are affected principally by the Bank’s credit policy, asset/liability strategy, loan demand, competition, and the supply of money available for lending purposes. These factors, in turn, are affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies, and governmental budgetary matters. Most of the Bank’s loans held for investment are made in its market areas and are secured by real estate located in its market areas. Lending is therefore affected by activity in these real estate markets. Additionally, the Bank also originates Small Business Administration ("SBA") 7A loans for sale to investors.

The Bank also conducts loan participations generally with other banks doing business in its markets, including selected national banks.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Bank's borrowers have more than one multi-family or commercial real estate loan outstanding. The Bank manages this credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers, frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending.
Commercial loans and equipment leasing. The Bank originates commercial loans, leases and lines of credit for working capital and other business related purposes. Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, fitness centers and tow truck operators. The Bank manages the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities.
Consumer loans. Our consumers value personalized service, local community knowledge and engagement and the choice between branch access and technology solutions. The Bank's consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories.
Economic Conditions and Governmental Policies
Repayment of multi-family and commercial real estate loans are generally dependent on the properties generating sufficient income to cover operating expenses and debt service. Repayment of commercial loans and leases generally are dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans and home equity loans generally are dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy. Should there be any setback in the economy or increase in the unemployment rates in the areas in which the Company operates, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.
Personnel and Human Capital Resources
As of December 31, 2025, the Company had 1,972 full-time employees and 78 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. On an ongoing basis, we promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
We believe our commitment to living out our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

Access to Available Information
As a public company, Beacon Financial Corporation is subject to the informational requirements of the Exchange Act, and in accordance therewith, files reports, proxy and information statements and other information with the SEC. The Company makes available on or through its internet website, www.beaconfinancialcorporation.com, without charge, its annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website. The Company operates through its primary subsidiary, Beacon Bank & Trust. The Company also provides equipment financing through the Bank's Eastern Funding subsidiary, SBA lending through the Bank's 44 Business Capital division, and private wealth services through Clarendon Private. Information on the Company's and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
The Company's common stock is traded on the New York Stock Exchange under the symbol “BBT”.
Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than for the protection of shareholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the BHCA, and by the Commissioner under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Bank. In addition, the Bank is a Massachusetts state-chartered bank and a member of the Federal Reserve System, and its deposits are insured by the FDIC. As such, the Bank is subject to regulation, supervision and examination by the FRB, the MDOB and, to a lesser extent, the FDIC.
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the full text of the statutes and regulations referenced below, which may be modified or amended from time to time.
Regulation of the Company
The Company is subject to regulation, supervision and examination by the FRB, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength
Bank holding companies are required to serve as a source of financial strength for their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the bank holding company may not have the resources to provide the additional financial support required by its subsidiary Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
Acquisitions and Activities
The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.
The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage directly or indirectly in, and acquire control of companies engaged in, activities that the FRB has determined to be closely related to banking, subject to certain notification requirements. The Company has elected financial holding company status pursuant to the provisions of the GLBA. As a financial holding company, the Company is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage. Permissible financial activities for a financial holding company include banking, insurance and securities activities, as well as merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the FRB, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to and non-objection by the FRB, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The FRB has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the FRB, could constitute the acquisition of control of a bank holding company for purposes of the BHCA. Additionally, an existing bank holding company must obtain prior approval of the FRB to acquire 5% or more of a class of voting securities of a bank or bank holding company.
Regulation of the Bank
The Bank is subject to regulation, supervision and examination by the MDOB and the FRB. The Bank’s branches outside its home state of Massachusetts are also subject to the regulation, supervision and examination of host state regulators. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance
Deposit obligations of the Bank are insured by the FDIC's Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor for deposits held in the same right and capacity. The DIF is funded mainly through quarterly insurance assessments on insured banks based on their assessment base. In November 2023, the FDIC approved a final rule to implement a special assessment to recover, over eight quarters beginning with the first quarter of 2024, losses to the DIF arising from the bank failures of Spring 2023. In December 2025, the FDIC updated its estimate of the DIF’s losses and reduced the final assessment rate for the eighth collection quarter. For 2025, the FDIC insurance expense for the Bank was $7.8 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Acquisitions and Branching
The Bank must seek prior approval from the FRB to acquire another bank or establish a new branch office. The Bank must also seek prior approval from the MDOB to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks
The FDIA generally limits the types of equity investments that FDIC-insured state-chartered member banks, such as the Bank, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the GLBA permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements. In addition, the Federal Reserve Act provides that state member banks are subject to the same restrictions with respect to purchasing, selling, underwriting, and holding of investment securities as national banks.
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Additionally, increased reliance on brokered deposits can increase an institution’s deposit insurance assessment.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
The Community Reinvestment Act
The CRA requires the FRB to evaluate the Bank with regard to its performance in helping to meet the credit needs of the communities the Bank serves, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. Failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its parent company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “satisfactory” on its most recent CRA examination. Massachusetts and Connecticut (with respect to in-state branches) have adopted specific community reinvestment requirements which are substantially similar to those of the FRB.
On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community investment under the CRA. On July 16, 2025, these agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.
Lending Restrictions
Federal law limits a bank's authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements
The FRB has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization's financial condition or actual or anticipated growth.
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital that banking organizations are required to maintain as a percentage of assets. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Newly-issued trust preferred securities generally are not counted as Tier 1 capital, but the Company’s currently outstanding trust preferred securities were grandfathered and continue to count toward its Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company made this election.
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under the FRB's rules, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6.0%, a minimum total capital requirement of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engaged in share repurchases.
A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FRB's prompt corrective action rules, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered well-capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets, and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
The Bank is considered “well capitalized” under the FRB's prompt corrective action rules and the Company is considered “well capitalized” under the FRB's rules applicable to bank holding companies.
Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Among other things, the guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank. The revenues and cash flows of the Company (on a parent company only basis) are derived primarily from dividends paid to it by the Bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. Further, under the FRB's capital rules, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
Restrictions on Bank Dividends
The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state member bank may not declare or pay a dividend: (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years; or (ii) that would exceed its undivided profits; in either case, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including limitations on capital distributions that could require a bank to obtain the approval of the MDOB prior to making a distribution.
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which insured depository institutions may lend to, provide credit to, or otherwise engage in “covered transactions” with their holding companies or other affiliates. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include, among other things, a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms.
In addition, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.
Enhanced Prudential Supervision
The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The Bank was required to begin complying with the restrictions on interchange fees by July 1, 2024, which have negatively impacted payment network fees and is expected to continue to negatively impact future payment network fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. The Bank has been subject to the Volcker Rule since 2023.
Finally, Section 1025 of the Dodd-Frank Act provides that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof.
Consumer Protection Regulation
The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the FACT Act, GLBA, TILA, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.

Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The CFPB examines the Bank for compliance with consumer protection laws and enforces CFPB rules with respect to the Bank.
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Additionally, the CFPB's qualified mortgage rule requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling prior to making the loan.
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. If the financial institution only discloses information under exceptions from the GLBA that do not require an opt out to be provided and if there has been no change in the financial institutions privacy policies and procedures since its most recent disclosures provide to customers, an annual disclosure is not required to be provided by the financial institution. The GLBA also requires that the Bank develops, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to data breaches. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act
Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2025, the Company did not have any transactions with sanctioned countries, nationals, and others.
Item 1A.    Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Changes to interest rates could adversely affect our results of operations and financial condition.
Our consolidated results of operations depend in large part on net interest income, which is the difference between (i) interest income on interest-earning assets, such as loans, leases and securities, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowed funds. As a result, our earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets, and also to the monetary and fiscal policies of the U.S. and the FRB. The nature and timing of any changes in such policies and their effect on us cannot be controlled and are extremely difficult to predict. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate further increases to our allowances for loan losses. A decrease in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.
We may be adversely affected by volatility in U.S. and global economic conditions and changes in fiscal, monetary, trade and regulatory policies.
The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; fluctuations in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; U.S. government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.
Volatile business and economic conditions could have adverse effects on our business, including the following:
•investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;
•economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;
•our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future behaviors;

•we could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;
•competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and
•the value of loans and other assets or collateral securing loans may decrease.
Inflation can have an adverse impact on our business and on our customers.
The future rate of inflation and other economic factors remain uncertain, and the FRB may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of elevated inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans.
Our business may be adversely affected by changes in economic conditions in our market area.
Generally, our financial performance, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is very dependent on the business environment in the markets we operate in locally and the United States as a whole. An economic downturn could result in losses that materially and adversely affect our business. Recessionary economic conditions, increased unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to repay their loans, and could result in higher loan and lease losses and lower net income for us.
In addition, deterioration, or defaults by issuers of the underlying collateral of our investment securities may cause additional credit-related charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, a decrease in value of eligible collateral or an increase in collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the FRB to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, wealth management companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to intensify competition and accelerate disruption in the financial services industry. Financial technology companies now offer services traditionally provided by financial institutions. These firms use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. We may not be as timely or successful in assessing the evolving competitive landscape and developing or introducing new products and services as our competitors. Our business may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, or if our initiatives in these areas are deficient or fail. Our, or our third-party providers’, inability, or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business and adversely affect our results of operations and reputation.
Development of new products services and technologies may impose additional costs on us and may expose us to increased operational risk.
The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences, including fraud or cybersecurity risk, due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely affect our business, financial condition, and results of operations.
There have been significant changes to U.S. trade policies, including tariffs affecting many countries and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties, and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase.
RISKS RELATED TO CREDIT
If our allowance for credit losses is not sufficient to cover actual loan and lease losses, our earnings may decrease.
We periodically make a determination of an allowance for credit losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral and the level of nonaccruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience, and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for credit losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for credit losses are necessary, additional expenses may be incurred.
Determining the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our allowance for credit losses for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the allowance for credit losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, our regulators, as an integral part of their examination process, periodically review the allowance for credit losses and may require us to increase the allowance for credit losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for credit losses on loans. Any such additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.
Our loan and lease portfolios include commercial real estate mortgage loans and commercial loans and leases, including equipment leases, which are generally riskier than other types of loans.
Our commercial real estate and commercial loan and lease portfolios, including equipment leases, currently comprise 77.4% of total loans and leases. Payments on loans secured by commercial real estate are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market and the local economy. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment, and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial real estate and commercial loans and leases, including equipment leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we are limited in our ability to monitor the performance of the loan and rely significantly on the lead lender. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, we held loan participation interests of $855.6 million.
We are subject to a variety of risks in connection with any sale of loans we may conduct.
We routinely sell newly originated residential mortgage loans and SBA guaranteed business loans, and may also sell other loans or loans portfolios. We may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, we may be required to refund premiums, indemnify the purchaser for any related costs or losses, or it may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. Our ability to maintain seller/servicer relationships with government agencies and government backed entities may be jeopardized in the event of the emergence of one or more of the above risks. Demand for our loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.
44 Business Capital’s SBA 7(a) lending program business is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
44 Business Capital’s SBA 7(a) program lending business is dependent upon the U.S. federal government. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition, and results of operations. In addition, when we originate SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.
RISKS RELATED TO OUR SECURITIES PORTFOLIO
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition, and prospects. The process for determining whether a security is impaired usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings, and financial condition.
A possible future downgrade of the sovereign credit rating of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit rating of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition, and results of operations.
RISKS RELATED TO LIQUIDITY
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.
Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include FHLB advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Potential deterioration in the performance or financial position of the FHLB might restrict our funding needs and may adversely impact our financial condition and results of operations.
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the systemic risk exception would be invoked to allow the FDIC to complete its resolution of such financial institutions in a manner that fully protects depositors or counterparties.
We have exposure to a number of different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
Our ability to service our debt and pay dividends is dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.
We are a legal entity that is separate and distinct from the Bank. Our revenue (on a parent company only basis) is derived primarily from dividends paid to us by the Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized. It is possible, depending upon the financial condition of the Bank and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If the Bank is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. Further, our ability to pay dividends on our common stock or service our debt could be restricted if we do not maintain a capital conservation buffer of common equity Tier 1 capital. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. See Item 1, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”
RISKS RELATED TO OUR OPERATIONS
Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
We are dependent on our reputation within our market area, as a trusted and responsible financial services company, for all aspects of our business with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future businesses. Negative public opinion about the financial services industry generally (including the types of banking and other services that we provide) or us specifically could adversely affect our reputation and our ability to keep and attract customers and employees. Our actual or perceived failure to address various issues could give rise to negative public opinion and reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.
We may be unable to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.
Our success is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. Our inability to attract new employees and retain and motivate our existing employees could adversely impact our business.
We face continuing and growing security risks to our data, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the third-party vendors we use to meet our data processing and communication needs, could be susceptible to cyberattacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly and continuously, including from growth in third-party services that facilitate or carry out cyberattacks and from emerging technologies, including artificial intelligence, which may be used to enhance the tactics, techniques and procedures described above and facilitate new cyber threats. Although to date we have not experienced any material losses relating to cyberattacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are ongoing. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure, such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control them or their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of our risks depends upon the use of analytical and/or forecasting tools and techniques, which, in turn, rely on assumptions and estimates. If these tools and techniques used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. While we believe that we have adopted appropriate management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations and evolving interpretations by regulatory authorities. In addition there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and our results of operations or financial condition could be materially adversely affected.
Our internal controls, procedures and policies may fail or be circumvented.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state, or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. Local, state, or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits, and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.
Natural disasters, acts of terrorism, future pandemics and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire, or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or future pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

RISKS RELATED TO ACCOUNTING STANDARDS AND ASSUMPTIONS
Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. See the "Critical Accounting Policies" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board, or "FASB", changes the financial accounting and reporting principles that govern the preparation of our financial statements. These changes can be hard to anticipate and implement, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. During 2025, we recorded $110.4 million of goodwill in connection with the Transaction. As of December 31, 2025, goodwill and other identifiable intangible assets were $541.2 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. During the year ended December 31, 2025, the Company wrote off the trade name associated with BankRI in connection with the Bank Mergers. The expense was recorded in merger and restructuring expense in the accompanying consolidated statements of income. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2025, 2024 and 2023. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
RISKS RELATED TO OUR REGULATORY ENVIRONMENT
We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We and the Bank are subject to extensive state and federal regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. Further, we expect to become subject to future laws, rules, and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.
Various federal banking laws and regulations, including rules adopted by the FRB pursuant to the requirements of the Dodd-Frank Act, impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to federal consumer protection laws and regulations. As of December 31, 2025, the Company and the Bank had total assets of $23.2 billion and $23.1 billion, respectively. As a result, we are subject to additional requirements including, but not limited to, establishing a dedicated risk committee of our Board of Directors, calculating our FDIC deposit insurance assessment using the large bank pricing rule and more frequent regulatory examinations. We have incurred significant expenses in connection with these compliance obligations and expect to continue to incur expenses to address heightened regulatory requirements.

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice, and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
We may become subject to enforcements actions even though noncompliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
The FRB may require us to commit capital resources to support the Bank.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition, and results of operations.

We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements. See Item 1, “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”
RISKS RELATED TO THE TRANSACTION
We may fail to realize the anticipated benefits of the Transaction.
The success of the Transaction will depend on, among other things, the ability to realize the anticipated cost savings. To realize the anticipated benefits and cost savings from the Transaction, we must successfully integrate and combine the legacy Brookline and Berkshire businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Transaction could be less than anticipated, and integration may result in additional and unforeseen expenses. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Transaction. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on the Company for an undetermined period after completion of the Transaction. An inability to realize the full extent of the anticipated benefits of the Transaction, as well as any delays and issues encountered in the integration process, could have an adverse effect upon our revenues, levels of expenses and operating results.
We may be unable to retain personnel successfully following the Transaction.
The success of the Transaction will depend in part on our ability to retain the talents and dedication of key employees of the legacy Brookline and Berkshire businesses. It is possible that these employees may decide not to remain with the Company. If we are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, we could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the legacy Brookline and Berkshire businesses to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate or retain suitable replacements for any key employees who leave.
Our future results following our recently completed Transaction may suffer if the combined company does not effectively manage its expanded operations.
The size of our business increased significantly as a result of the Transaction. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increased size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Transaction.
RISKS RELATED TO OWNING OUR COMMON STOCK
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•quarterly variations in our operating results or the quality of our assets;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to our future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•our past and future dividend practices;
•future sales of our equity or equity-related securities; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if the Bank's capital ratios fall below required minimums, we could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Moreover, we cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition, and results of operations.
Provisions of the Company's Certificate of Incorporation, Bylaws, and Delaware Law, as Well as State and Federal Banking Regulations, Could Delay or Prevent a Takeover of Us by a Third Party.
Provisions in the Company's certificate of incorporation and bylaws, the corporate law of the State of Delaware, and state and federal regulations could delay, defer, or prevent a third party from acquiring us, despite the possible benefit stockholders, or otherwise adversely affect the price of its common stock. These provisions include: limitations on voting rights of beneficial owners of more than 10 percent of common stock; supermajority voting requirements for certain business combinations; the election of directors to terms of one year; and advance notice requirements for nominations for election to the Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware laws, including one that prohibits engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for the Company's common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, its common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by the Board of Directors.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
As a financial services company, we face cybersecurity risks and threats, and our customers, suppliers, and third-party service providers face cybersecurity risks and threats. As part of the operation of our business, the Company uses, stores, and processes data for our customers, employees, partners, and suppliers. A cybersecurity incident impacting any of these entities could materially adversely affect our operations, performance, or results of operations. In addition, as a financial services company we are subject to extensive regulatory compliance requirements, including those established by the FRB and MDOB.
The Company maintains a robust Information Security Program (the “Program”) that is designed to identify, assess and mitigate risks from cybersecurity threats to the data and our systems. The Program establishes a regular cadence for review and update to the then current standards for evaluating electronic and physical methods of accessing, collecting, storing, using, transmitting, disposing, and protecting sensitive information including customer information under guidelines established as part of GLBA. The Company uses or adheres to relevant standards and frameworks from the FFFIEC and NIST, among others, to assess information security risks and controls, as well as to assess the maturity and effectiveness of the Program.
Risk Management Oversight and Governance
The Company’s Chief Security Officer ("CSO") has primary responsibility for assessing and managing the Program and reporting on cybersecurity matters to the Board of Directors. The CSO reports directly to the Chief Information Officer. The CSO is responsible for the implementation, maintenance, and enforcement of the Program. The CSO has extensive experience managing information security systems and holds the Certification Information Systems Manager (CISM) designation. Our CSO regularly updates members of executive management on developments surrounding cybersecurity. The CSO reports to the Risk Committee of the Board of Directors and provides regular reports to the Risk Committee on emerging cybersecurity issues and the Company’s cybersecurity infrastructure.
The Program is overseen by the Board of Directors which has delegated certain responsibilities to the Risk Committee. The Board of Directors oversees management’s processes for identifying and mitigating risks, including cyber risks, to assist in the alignment of the Company’s risk exposure with the Company’s overall risk tolerances. The Board of Directors has also engaged an experienced information security advisor to assist with cybersecurity and data privacy oversight responsibilities. This advisor provides the Board of Directors with independent updates on external market cybersecurity threats and emerging risks on a regular basis.
The Risk Committee, the Audit Committee, and the Board of Directors are active in understanding and evaluating cybersecurity risks. The Risk Committee receives and reviews a quarterly Enterprise Risk Management (“ERM”) report from the Chief Risk Officer that is the cumulation of a process that involves discussions with leaders across the Company and incorporates a number of enterprise risk factors, including those related to cybersecurity threats. The Audit Committee receives the results of internal and external penetration testing as well as any other audits applicable to the Company’s information security programs. The Audit Committee actively engages management in discussions surrounding the outcome of these audits.
At least annually, the Risk Committee receives a report from the CSO covering the Company’s Program. This report includes a review of the overall status of the Program, any material matters related to the Program, enhancements made or recommended to be made to the Program, a discussion of management’s actions to identify and detect threats, Key Risk Indicators and planned action steps in the event of an incident, an overview of the results of testing, any security breaches or violations, and an overview of employee training and engagement efforts. The Chair of the Risk Committee reports to the Board of Directors on this presentation.
In addition, separately, on at least an annual basis, the Risk Committee receives updates from the CSO on the Company’s Incident Response Plan, which outlines steps to be followed in the event of an incident including detection, mitigation, recovery, and notification (including notification to senior management, the Board of Directors, and functional business areas), and remediation.
Cybersecurity Risk Management Program
The Program is designed to identify, assess, manage, mitigate, and respond to cyber threats with the goal of preventing cybersecurity incidents to the extent feasible, while also increasing our system resilience to minimize business disruption in the event we experience a cyber event. Our program is structured to be nimble and adaptable to changes in cybersecurity threats over time and to respond to emerging threats in a timely and efficient manner. Our Program consists of a layered cybersecurity approach and is incorporated into our overall ERM program.
The Program is evaluated on a regular basis, at least annually, and adjustments to the Program are made based on the results of these evaluations and changes to industry standards.
The Company maintains a Third-Party Risk Management program to manage risks related to third-party relationships in a manner that is consistent with the Company’s risk appetite. This includes risk and control assessments to provide for the appropriate safeguarding of sensitive information.
The Company has a dedicated internal Security Operations Center ("SOC") and a Managed Detection and Response ("MDR") third party service that provides 24/7/365 monitoring of its environment to investigate and respond to security alerts. Log sources are mapped to the MITRE ATT&CK framework to ensure appropriate security monitoring and gap analysis to detect and respond to attacks. Threat intelligence is used with contextual risk approaches to identify threats and prioritize response. Threat hunts operate both proactively and reactively to look for relevant behaviors and indicators of compromise from cybersecurity events or zero-day vulnerabilities. The Company maintains an Incident Response Plan that is designed to timely and effectively address the handing of security incidents. This includes providing the Company with a detailed outline of how to respond to a security incident, team responsibilities, contact information for key resources, definitions for determining the severity and escalation of security incidents, and pre-built playbooks to respond to the most common types of security incidents including ransomware. Incident response and escalation plans are tested and reviewed for improvements at least annually. An incident response retainer with an approved third party is contracted to assist in responding to security incidents and to conduct forensic investigations involving the potential compromise of sensitive data or information assets. All employees are required to complete privacy and information security awareness training upon joining the Company and on an annual basis. This includes incident response training on how to communicate potential or actual incidents.
Our Company faces a number of cybersecurity risks in connection with the operation of our business which could have a material adverse effect on our business financial condition, results of operations, cash flows, or reputation. Although, to date, such risks have not materially affected us, we have, from time to time, experienced threats to and breaches of our data, including breaches caused by human error or breaches affecting third parties of the Company. For more information about the cybersecurity risks we face, see the risk factors entitled “We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.” and “We rely on other companies to provide key components of our business infrastructure.” in Item 1A- Risk Factors.
Item 2.    Properties
The Company's headquarters are located at 131 Clarendon Street in Boston, Massachusetts which is owned by the Bank. The Company also owns or leases other facilities within its primary market areas: Greater Boston (including Worcester, Massachusetts); Pioneer Valley (Springfield area), Massachusetts; Berkshire County, Massachusetts; Southern Vermont; the Capital Region (Albany area), New York; Central New York; Lower Hudson Valley region of New York; Central and Eastern Connecticut; and Rhode Island. As of December 31, 2025, the Company had 147 full-service financial centers in Massachusetts, New York, Connecticut, Rhode Island, and Vermont.
The Company also has regional locations which are full-service commercial offices located in Boston, MA; Pittsfield, MA; Springfield, MA; Albany, NY; Glastonbury, CT; Willimantic, CT; Worcester, MA; Burlington, MA, and Providence RI. 44 Business Capital's lending division is headquartered in Blue Bell, Pennsylvania. Eastern Funding conducts its business from leased premises in New York City, New York, in Melville, New York, and in Plainview, New York. Clarendon Private conducts its business from a portion of the Company's headquarters which it leases.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2025.
Item 3.    Legal Proceedings
Information required by this Item is set forth in the “Legal Proceedings” discussion in Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which discussion is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on the New York Stock Exchange under the symbol "BBT". The number of registered holders of common stock as of March 2, 2026 was 5,356. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominee. The Company currently pays quarterly cash dividends in the amount of $0.3225 per share. The Company expects comparable cash dividends will be paid in the future.
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the NYSE Composite Index and the KBW NASDAQ Regional Banking Index. Index values are as of December 31 of each of the indicated years.

Total Return Performance
Beacon Financial Corporation
NYSE Composite Index
KBW NASDAQ Regional Banking Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	At December 31,
Index	2020	2021	2022	2023	2024	2025
Beacon Financial Corporation	100.00	138.76	125.71	102.50	117.00	115.12
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
The graph assumes $100 invested on December 31, 2020 in each of the Company's common stock, the NYSE Composite Index and the KBW NASDAQ Regional Banking Index. The graph also assumes reinvestment of all dividends.
(b)Not applicable.
(c)    Not applicable.

Item 6.    [Reserved]

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
The competition for loans and leases and deposits remains strong, with growth and pricing influenced by the FRB's interest rate-setting actions. Management's scenario analysis of deposit sensitivity to the current rate environment and customer demand for non-depository investment alternatives suggests further deposit mix migration and increased sensitivity to interest rates.

As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer term interest rates, management expects the net interest margin to increase modestly. This is due to deposit and wholesale funding costs repricing at lower rates, while loans do not reprice at the same magnitude, as well as the accretions from the purchase accounting marks. If both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances, forecast that a parallel decrease in rates will have a negative impact on the Company's net interest income, net interest spread, and net interest margin. While the Company's current asset sensitivity rate is approximately 40%, shifting to a more asset sensitive balance sheet could have additional pressure on interest margins.

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
Executive Overview
Balance Sheet
Total assets increased $11.3 billion, or 95.0%, to $23.2 billion as of December 31, 2025 from $11.9 billion as of December 31, 2024. The increase was primarily due to the assets assumed in the Transaction. The Transaction created a $23 billion Northeast franchise by combining Legacy Berkshire’s stable, more rural funding base with Legacy Brookline’s commercial lending focus in metro markets. The highly-complementary geographic footprints had minimal branch overlap ensuring minimal market disruption while also providing business diversification, fee income opportunities and improved competitive positioning. The Transaction also created meaningful near-term cost synergies while positioning the Company to benefit from future economies of scale.
Total loans and leases increased $8.3 billion, or 84.4%, to $18.0 billion as of December 31, 2025 from $9.8 billion as of December 31, 2024. The increase was primarily due to the loans assumed in the Transaction partially offset by the sales of $332.6 million of purchased mortgage loans acquired in the Transaction. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $14.0 billion, or 77.4% of total loans and leases as of December 31, 2025, an increase of $5.7 billion, or 69.8%, from $8.2 billion, or 84.1% of total loans and leases, as of December 31, 2024.
Total investment securities increased $0.8 billion, or 88.7%, to $1.7 billion as of December 31, 2025 from $0.9 billion as of December 31, 2024, primarily due to investment securities assumed in the Transaction partially offset by the sale of $176.4 million of the Legacy Berkshire's investment portfolio during the third quarter.
Cash and cash equivalents increased $1.5 billion, or 275.5%, to $2.0 billion as of December 31, 2025 from $0.5 billion as of December 31, 2024. The increase was primarily due to cash and equivalents assumed in the Transaction and an increased payroll deposit balance at December 31, 2025.

Total deposits increased $10.6 billion, or 119.2%, to $19.5 billion as of December 31, 2025 from $8.9 billion as of December 31, 2024, primarily due to the deposits assumed in the Transaction. Core deposits, which include demand checking, NOW, non-payroll money market and savings accounts, totaled $13.1 billion, or 67.0% of total deposits, as of December 31, 2025, an increase of $6.9 billion, or 112.6%, from $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Payroll deposits totaled $1.9 billion as of December 31, 2025, all of which was assumed in the Transaction. Certificate of deposit balances totaled $4.2 billion, or 21.3% of total deposits, as of December 31, 2025, an increase of $2.3 billion, or 120.5%, from $1.9 billion, or 21.2% of total deposits, as of December 31, 2024. Brokered deposit balances totaled $0.4 billion, or 2.1% of total deposits as of December 31, 2025, a decrease of $0.5 billion, or 52.8%, from $0.9 billion, or 9.8% of total deposits, as of December 31, 2024.
Total borrowed funds decreased $731.5 million, or 48.1%, to $788.4 million as of December 31, 2025 from $1.5 billion as of December 31, 2024 as combined liquidity as a result of the Transaction and the increase in deposits allowed for reduction in borrowings.
Asset Quality
Nonperforming assets as of December 31, 2025 totaled $116.7 million, or 0.50% of total assets, compared to $70.5 million, or 0.59% of total assets, as of December 31, 2024. Total net charge-offs for the year ended December 31, 2025 were $37.6 million, or 0.30% of average loans and leases, compared to $28.2 million, or 0.29% of average loans and leases, for the year ended December 31, 2024. The increase of $46.2 million in nonperforming assets was primarily driven by the Transaction.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.40% as of December 31, 2025, compared to 1.28% as of December 31, 2024.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 221.49% as of December 31, 2025, compared to 180.37% as of December 31, 2024.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.95% as of December 31, 2025, compared to 10.46% as of December 31, 2024. The Company's Tier 1 leverage ratio was 9.25% as of December 31, 2025, compared to 9.06% as of December 31, 2024. As of December 31, 2025, the Company's Tier 1 risk-based ratio was 11.12%, compared to 10.56% as of December 31, 2024. The Company's total risk-based ratio was 13.01% as of December 31, 2025, compared to 12.42% as of December 31, 2024.
The Company's ratio of stockholders' equity to total assets was 10.75% and 10.26% as of December 31, 2025 and December 31, 2024, respectively. The Company's tangible equity ratio was 8.62% and 8.27% as of December 31, 2025 and December 31, 2024, respectively.
Net Income
For the year ended December 31, 2025, the Company reported net income of $90.3 million, or $1.03 per basic and diluted share, an increase of $21.6 million, or 31.4%, from $68.7 million, or $0.77 per basic and diluted share for the year ended December 31, 2024. The increase in net income is primarily the result of an increase in net interest income of $173.5 million and an increase in non-interest income of $24.3 million, partially offset by an increase in non-interest expense of $147.9 million driven by merger costs, an increase in the provision for credit losses on loans of $19.4 million, and an increase in the provision for income taxes of $8.6 million.
The return on average assets was 0.59% for the year ended December 31, 2025, compared to 0.60% for the year ended December 31, 2024. The return on average stockholders' equity was 5.44% for the year ended December 31, 2025, compared to 5.67% for the year ended December 31, 2024.
Net interest margin was 3.56% for the year ended December 31, 2025, up from 3.06% for the year ended December 31, 2024. The increase in net interest margin is a result of a decrease of 54 basis points in the Company's cost of interest bearing liabilities to 3.05% in 2025 from 3.59% in 2024, and an increase in the yield on interest-earning assets of 4 basis points to 5.87% in 2025 from 5.83% in 2024.
Results for 2025 included a provision for credit losses of $41.4 million, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $24.3 million to $49.9 million for the year ended December 31, 2025 from $25.6 million for the year ended December 31, 2024. The increase was driven by four months of combined Company activity in 2025.

Non-interest expense increased $147.9 million to $389.7 million for the year ended December 31, 2025 from $241.9 million for the year ended December 31, 2024. The increase was largely attributable to an increase of $57.5 million in merger and restructuring expense and increases in all other non-interest expense categories for the four months of combined Company activity in 2025.
Critical Accounting Policies and Estimates
The accounting policies described below are considered critical to understanding the Company's financial condition and operating results. Such accounting policies are considered to be especially important because they involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about matters that are inherently uncertain. The use of different judgments, assumptions and estimates could result in material differences in the Company's operating results or financial condition.
Allowance for Credit Losses
Description. The allowance for credit losses represents management's estimate of expected losses over the life of the loan and lease portfolio. The allowance for credit losses consists of the allowance for loan and lease losses and reserve for unfunded commitments, which are classified as a contra-asset and liability within other liabilities, respectively, on the consolidated balance sheets. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectible. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.
Management evaluates the adequacy of the allowance on a quarterly basis and reviews its conclusion as to the amount to be established with the Audit Committee and the Board of Directors.
Judgments and Uncertainties. In estimating the allowance for credit losses, the Company relies on models and economic forecasts developed by external parties as the primary driver of the allowance for credit losses. These models and forecasts are based on nationwide sets of data. As a result, the Company has calibrated the output of these models to match the performance of a relevant set of peer institutions during the development dataset in order to make the results more relevant to the Company. Additionally, economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the portfolio’s performance; however, these variables may not capture all sources of risk within the portfolio. As a result, management reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the risk of specialty lending portfolios, the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the historical dataset. These judgments are thoroughly evaluated through management’s review process, and revised on a quarterly basis to account for changes in the facts and circumstances of the portfolio.
Effect If Actual Results Differ From Assumptions. The allowance for credit losses is a reflection of the Company’s best estimate of loss based on a forecast of future conditions as of a point in time. Conditions in the future may vary from those forecasts, causing realized losses to be either higher or lower than forecasted, which will result in either additional provisions from income or a benefit to income based on the performance of the portfolio.
Business Combinations
Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases and core deposit intangible. The excess of the cost of acquisition over these fair values is recognized as goodwill. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed can be found in Note 2, "Business Combinations" within the notes to the consolidated financial statements.
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 as of January 1, 2025. The adoption did not have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans". This ASU aligns the initial recognition of the allowance for loan losses on purchased loans between PCD and non‑PCD assets by applying the gross‑up approach previously required only for PCD loans. The Company elected to adopt this ASU, effective January 1, 2025, and applied it to the Transaction completed in the third quarter, as permitted under the guidance.
See Note 1, “Basis of Presentation” in the notes to the consolidated financial statements for additional information regarding recent accounting developments.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible stockholders' equity, tangible equity ratio, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
The methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains, the Day 1 CECL provision and merger and restructuring expense. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$90,271	$68,715	$74,999	$109,744	$115,440
Less:
Security (losses) gains (after-tax)	—	—	1,361	252	(28)
Add:
Merger Day 1 CECL provision (after tax) (1)	6,239	—	13,372	—	—
Merger and restructuring expense (after-tax) (2)	45,743	3,697	5,918	1,763	—
Operating earnings	$142,253	$72,412	$79,556	$111,255	$115,468

Earnings per share, as reported	$1.03	$0.77	$0.85	$1.42	$1.48
Less:
Security gains (after-tax)	—	—	0.02	—	—
Add:
Merger Day 1 CECL provision (after tax) (1)	0.07	—	0.15	—	—
Merger and restructuring expense (after-tax) (2)	0.52	0.04	0.07	0.02	—
Operating earnings per share	$1.62	$0.81	$1.05	$1.44	$1.48
_________________________________________________________________________
(1) The 2025 Merger Day1 CECL provision on unfunded commitments was related to the Transaction. The 2023 Merger Day1 CECL provision was related to the acquisition of PCSB in the first quarter of 2023.
(2) The 2025 Merger and restructuring expense was related to the Transaction The 2024 Merger and restructuring expense was related to a non-recurring restructuring charge due to the exit of the specialty vehicle business at Eastern Funding. The 2023 and 2022 Merger and restructuring expense was related to the acquisition of PCSB in the first quarter of 2023.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Operating earnings	$142,253	$72,412	$92,928	$111,255	$115,468

Average total assets	$15,230,648	$11,473,424	$11,214,371	$8,623,403	$8,518,200
Less: Average goodwill and average identified intangible assets, net	354,267	262,011	270,637	162,447	163,122
Average tangible assets	$14,876,381	$11,211,413	$10,943,734	$8,460,956	$8,355,078

Return on average assets	0.59%	0.60%	0.67%	1.27%	1.36%
Less:
Security gains (after-tax)	—%	—%	0.01%	—%	—%
Add:
Merger Day 1 CECL provision (after tax)	0.04%	—%	0.12%	—%	—%
Merger and restructuring expense (after-tax)	0.30%	0.03%	0.05%	0.02%	—%
Operating return on average assets	0.93%	0.63%	0.83%	1.29%	1.36%

Return on average tangible assets	0.61%	0.61%	0.69%	1.30%	1.38%
Less:
Security gains (after-tax)	—%	—%	0.01%	—%	—%
Add:
Merger Day 1 CECL provision (after tax)	0.04%	—%	0.12%	—%	—%
Merger and restructuring expense (after-tax)	0.31%	0.03%	0.05%	0.02%	—%
Operating return on average tangible assets	0.96%	0.64%	0.85%	1.32%	1.38%

Average total stockholders' equity	$1,658,138	$1,211,036	$1,168,106	$984,237	$967,538
Less: Average goodwill and average identified intangible assets, net	354,267	262,011	270,637	162,447	163,122
Average tangible stockholders' equity	$1,303,871	$949,025	$897,469	$821,790	$804,416

Return on average stockholders' equity	5.44%	5.67%	6.42%	11.15%	11.93%
Less:
Security gains (after-tax)	—%	—%	0.12%	0.03%	—%
Add:
Merger Day 1 CECL provision (after tax)	0.38%	—%	1.14%	—%	—%
Merger and restructuring expense (after-tax)	2.76%	0.26%	0.51%	0.18%	—%
Operating return on average stockholders' equity	8.58%	5.93%	7.95%	11.30%	11.93%

Return on average tangible stockholders' equity	6.92%	7.24%	8.36%	13.35%	14.35%
Less:
Security gains (after-tax)	—%	—%	0.15%	0.03%	—%
Add:
Merger Day 1 CECL provision (after tax)	0.48%	—%	1.49%	—%	—%

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Merger and restructuring expense (after-tax)	3.51%	0.33%	0.66%	0.21%	—%
Operating return on average tangible stockholders' equity	10.91%	7.57%	10.36%	13.53%	14.35%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Net income, as reported	$90,271	$68,715	$74,999	$109,744	$115,440

Average total assets	$15,230,648	$11,473,424	$11,214,371	$8,623,403	$8,518,200
Less: Average goodwill and average identified intangible assets, net	354,267	262,011	270,637	162,447	163,122
Average tangible assets	$14,876,381	$11,211,413	$10,943,734	$8,460,956	$8,355,078

Return on average tangible assets	0.61%	0.61%	0.69%	1.30%	1.38%

Average total stockholders' equity	$1,658,138	$1,211,036	$1,168,106	$984,237	$967,538
Less: Average goodwill and average identified intangible assets, net	354,267	262,011	270,637	162,447	163,122
Average tangible stockholders' equity	$1,303,871	$949,025	$897,469	$821,790	$804,416

Return on average tangible stockholders' equity	6.92%	7.24%	8.36%	13.35%	14.35%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Total stockholders' equity	$2,496,061	$1,221,939	$1,198,644	$992,125	$995,342
Less: Goodwill and identified intangible assets, net	541,175	258,683	265,429	162,208	162,703
Tangible stockholders' equity	$1,954,886	$963,256	$933,215	$829,917	$832,639

Total assets	$23,220,372	$11,905,326	$11,382,256	$9,185,836	$8,602,622
Less: Goodwill and identified intangible assets, net	541,175	258,683	265,429	162,208	162,703
Tangible assets	$22,679,197	$11,646,643	$11,116,827	$9,023,628	$8,439,919

Tangible equity ratio	8.62%	8.27%	8.39%	9.20%	9.87%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Tangible stockholders' equity	$1,954,886	$963,256	$933,215	$829,917	$832,639

Common shares issued	89,576,403	96,998,075	96,998,075	85,177,172	85,177,172
Less:
Treasury shares	5,545,511	7,019,384	7,354,399	7,731,445	7,037,464
Unallocated ESOP	—	—	—	—	24,660
Unvested restricted stock	214,806	880,248	749,099	601,495	500,098
Common shares outstanding	83,816,086	89,098,443	88,894,577	76,844,232	77,614,950

Tangible book value per share	$23.32	$10.81	$10.50	$10.80	$10.73

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Dividends paid	$63,119	$48,058	$47,926	$40,077	$37,463

Net income, as reported	$90,271	$68,715	$74,999	$109,744	$115,440

Dividend payout ratio	69.92%	69.94%	63.90%	36.52%	32.45%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At December 31,
	2025		2024		2023		2022		2021
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$7,235,397	40.1%	$4,027,265	41.1%	$4,047,288	42.0%	$3,046,746	39.9%	$2,842,791	39.6%
Multi-family mortgage	2,155,980	12.0%	1,387,796	14.2%	1,415,191	14.7%	1,150,597	15.1%	1,099,818	15.4%
Construction	620,717	3.4%	301,053	3.1%	302,050	3.1%	206,805	2.7%	160,431	2.2%
Total commercial real estate loans	10,012,094	55.5%	5,716,114	58.4%	5,764,529	59.8%	4,404,148	57.7%	4,103,040	57.2%
Commercial loans and leases:
Commercial	2,784,152	15.4%	1,211,714	12.4%	1,029,020	10.7%	799,914	10.5%	781,525	11.0%
Equipment financing	1,163,211	6.5%	1,294,950	13.2%	1,370,648	14.2%	1,216,585	15.9%	1,105,611	15.5%
Total commercial loans and leases	3,947,363	21.9%	2,506,664	25.6%	2,399,668	24.9%	2,016,499	26.4%	1,887,136	26.5%
Consumer loans:
Residential mortgage	3,233,425	17.9%	1,114,732	11.4%	1,082,804	11.2%	844,614	11.0%	799,737	11.2%
Home equity	695,307	3.9%	377,411	3.9%	344,182	3.6%	322,622	4.2%	324,156	4.5%
Other consumer	141,363	0.8%	64,367	0.7%	50,406	0.5%	56,505	0.7%	40,388	0.6%
Total consumer loans	4,070,095	22.6%	1,556,510	16.0%	1,477,392	15.3%	1,223,741	15.9%	1,164,281	16.3%
Total loans and leases	18,029,552	100.0%	9,779,288	100.0%	9,641,589	100.0%	7,644,388	100.0%	7,154,457	100.0%
Allowance for loan and lease losses	(252,839)		(125,083)		(117,522)		(98,482)		(99,084)
Net loans and leases	$17,776,713		$9,654,205		$9,524,067		$7,545,906		$7,055,373
The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2025:

	At December 31, 2025	At December 31, 2024	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$10,012,094	$5,716,114	$4,295,980	75.2%
Commercial	3,947,363	2,506,664	1,440,699	57.5%
Consumer	4,070,095	1,556,510	2,513,585	161.5%
Total loans and leases	$18,029,552	$9,779,288	$8,250,264	84.4%
Total core loans and leases	$18,029,552	$9,779,288	$8,250,264	84.4%

The following table presents the maturity distribution of the Company's loan portfolio as of December 31, 2025.

	At December 31, 2025
	1 Year or Less	After 1-5 Years	After 5-15 Years	After 15 Years	Total
	(Dollars in Thousands)
Commercial real estate	$5,271,271	$3,657,289	$1,068,150	$15,384	$10,012,094
Commercial	1,834,473	1,523,347	510,729	78,814	3,947,363
Consumer	666,343	927,898	607,638	1,868,216	4,070,095
Total	$7,772,087	$6,108,534	$2,186,517	$1,962,414	$18,029,552
The following table presents the distribution of the Company's loans that were due after one year between fixed and variable interest rates as of December 31, 2025.

	At December 31, 2025
	Fixed	Variable	Total
	(Dollars in Thousands)
Commercial real estate	$2,613,565	$2,127,258	$4,740,823
Commercial	1,239,657	873,233	2,112,890
Consumer	1,881,785	1,521,967	3,403,752
Total	$5,735,007	$4,522,458	$10,257,465
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $90.0 million unless approved by the Chief Executive Officer, Chief Credit Officer, or Management Loan Committee. As of December 31, 2025, there was one borrower with commitments over $90.0 million. The total of those commitments was $94.9 million or 0.8% of total loans and commitments as of December 31, 2025. As of December 31, 2024, the Company's maximum credit exposure without the approval of the Credit Committee, a committee of Legacy Brookline's Board of Directors, was $60.0 million and there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $267.3 million, or 2.3% of total loans and commitments, as of December 31, 2024.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 55.5% of total loans and leases outstanding as of December 31, 2025.
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
The commercial real estate portfolio was composed primarily of loans secured by multi-family buildings ($2.3 billion), retail stores ($1.9 billion), industrial properties ($1.3 billion), office buildings ($1.2 billion), mixed-use properties ($491.8 million), lodging services ($556.0 million) and food services ($73.8 million) as of December 31, 2025.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of December 31, 2025.

	At December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.14%	23.14%
Office buildings	1.09%	10.83%	11.92%
Retail stores	3.84%	14.76%	18.60%
Industrial properties	3.44%	9.87%	13.31%
Mixed-use properties	0.64%	4.28%	4.92%
Lodging services	0.13%	5.43%	5.56%
Food Services	0.42%	0.32%	0.74%
Other	8.39%	13.42%	21.81%
Total	17.95%	82.05%	100.00%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of December 31, 2025.

	At December 31, 2025
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.30%	59.45%	70.75%
New York	3.46%	17.18%	20.64%
Other	3.19%	5.42%	8.61%
Total	17.95%	82.05%	100.00%
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
Criteria applied in underwriting construction loans for which the primary source of repayment is the sale of the property is different from the criteria applied in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial and equipment financing loans and leases representing 21.9% of total loans outstanding as of December 31, 2025.
The commercial loan and lease portfolio is composed primarily of loans in the following sectors: small businesses ($1.4 billion), food services ($411.7 million), rental and leasing services ($380.6 million), manufacturing ($285.3 million), retail ($217.3 million), transportation services ($208.3 million) and recreation services ($150.4 million) as of December 31, 2025.
The following table presents the percentage of the Company's commercial loan portfolio by geographic concentration as of December 31, 2025.

	At December 31, 2025	At December 31, 2024
	Total	Total
Geographic concentration:
New England	50.6%	41.7%
New York	15.4%	6.2%
Other	34.0%	52.1%
Total	100.0%	100.0%
The Company provides commercial banking services to companies in its market area. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston index.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 22.6% of total loans outstanding as of December 31, 2025. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in New England and New York.
The Company originates adjustable and fixed rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80%

unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2025, other consumer loans equaled $141.4 million, or 0.8% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2025, the Company had $683.7 million of total assets that were designated as criticized. This compares to $252.7 million of assets designated as criticized as of December 31, 2024. The increase of $431 million in criticized assets was primarily driven by the Transaction.
Nonperforming Assets
"Nonperforming assets" consist of nonaccrual loans and leases, OREO and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's consolidated balance sheets.
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
As of December 31, 2025, the Company had nonperforming assets of $116.7 million, representing 0.50% of total assets, compared to nonperforming assets of $70.5 million, or 0.59% of total assets as of December 31, 2024. The increase of $46.2 million was primarily driven by the Transaction.
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

Past Due and Accruing
As of December 31, 2025, the Company had $37.8 million loans and leases greater than 90 days past due and accruing, compared to $0.8 million as of December 31, 2024.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$41,246	$11,525	$19,608	$607	$10,848
Multi-family mortgage	4,065	6,596	—	—	—
Construction	—	—	—	707	—
Total commercial real estate loans	45,311	18,121	19,608	1,314	10,848

Commercial	16,716	14,676	3,886	464	2,318
Equipment financing	42,718	31,509	14,984	9,653	15,014
Total commercial loans and leases	59,434	46,185	18,870	10,175	17,416

Residential mortgage	6,465	3,999	4,292	2,680	3,909
Home equity	2,811	1,043	860	723	285
Other consumer	135	1	—	2	1
Total consumer loans	9,411	5,043	5,152	3,405	4,195

Total nonaccrual loans and leases	114,156	69,349	43,630	14,894	32,459

Other real estate owned	—	700	780	—	—
Other repossessed assets	2,591	403	914	408	718
Total nonperforming assets	$116,747	$70,452	$45,324	$15,302	$33,177

Loans and leases past due greater than 90 days and accruing	$37,823	$811	$228	$33	$1
Total delinquent loans and leases 61-90 days past due	20,244	6,119	5,300	2,218	6,081

Total nonaccrual loans and leases as a percentage of total loans and leases	0.63%	0.71%	0.45%	0.19%	0.45%
Total nonperforming assets as a percentage of total assets	0.50%	0.59%	0.40%	0.17%	0.39%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.11%	0.06%	0.05%	0.03%	0.08%
Allowances for Credit Losses
The allowance for credit losses consists of general and specific allowances and reflects management's estimate of expected loan and lease losses over the life of the loan or lease. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for credit losses on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the allowance for credit losses.
While management evaluates currently available information in establishing the allowance for credit losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for credit losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions or reductions to the allowance based on their judgments about information available to them at the time of their examination.
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2025, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2025, 2024, 2023, 2022, and 2021, respectively.

	Year Ended December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(11,018)	(31,034)	(199)	(42,251)
Recoveries	252	3,657	743	4,652
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses excluding unfunded commitments	8,422	27,513	(2,320)	33,615
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839

Total loans and leases	$10,012,094	$3,947,363	$4,070,095	$18,029,552
Total allowance for loan and lease losses as a percentage of total loans and leases	1.42%	2.19%	0.59%	1.40%

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(22,345)	(40)	(26,810)
Recoveries	—	2,241	41	2,282
Provision (credit) for loan and lease losses	(2,814)	34,716	187	32,089
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083

Total loans and leases	$5,716,114	$2,506,664	$1,556,510	$9,779,288
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.76%	0.43%	1.28%

	Year Ended December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	(1,204)	(19,990)	(41)	(21,235)
Recoveries	132	1,406	34	1,572
Provision (credit) for loan and lease losses	14,328	21,537	2,838	38,703
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522

Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589
Allowance for loan and lease losses as a percentage of total loans and leases	1.41%	1.23%	0.44%	1.22%

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
Provision (credit) for loan and lease losses	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388
Allowance for loan and lease losses as a percentage of total loans and leases	1.55%	1.32%	0.30%	1.29%

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision (credit) for loan and lease losses	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457
Allowance for loan and lease losses as a percentage of total loans and leases	1.69%	1.43%	0.24%	1.38%
At December 31, 2025, the allowance for loan and lease losses increased to $252.8 million, or 1.40% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $125.1 million, or 1.28% of total loans and leases outstanding, as of December 31, 2024.The increase in the allowance for loan and lease losses was primarily due to the Transaction.
Net charge-offs in the loans and leases portfolio for the years ending December 31, 2025 and 2024 were $37.6 million and $24.5 million, respectively. The $13.1 million increase in net charge-offs was primarily driven by net charge-off increases of $7.3 million in commercial loans and $6.3 million in commercial real estate loans, offset by a decrease of $0.5 million in consumer loans. $5.7 million of the increase was related to the Transaction.
Management believes that the allowance for loan and lease losses as of December 31, 2025 is appropriate based on the facts and circumstances discussed further below.

The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2025			2024			2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$109,525	43.3%	40.1%	$52,638	42.0%	41.1%	$53,633	45.7%	42.0%
Multi-family mortgage	22,168	8.8%	12.0%	15,234	12.2%	14.2%	16,626	14.1%	14.7%
Construction	10,698	4.2%	3.4%	6,299	5.0%	3.1%	11,151	9.5%	3.1%
Total commercial real estate loans	142,391	56.3%	55.5%	74,171	59.2%	58.4%	81,410	69.3%	59.8%
Commercial	53,651	21.2%	15.4%	15,555	12.4%	12.4%	15,688	13.3%	10.7%
Equipment financing	32,839	13.0%	6.5%	28,614	22.9%	13.2%	13,869	11.8%	14.2%
Total commercial loans and leases	86,490	34.2%	21.9%	44,169	35.3%	25.6%	29,557	25.1%	24.9%
Residential mortgage	16,558	6.5%	17.9%	3,067	2.5%	11.4%	3,669	3.2%	11.2%
Home equity	4,980	2.0%	3.9%	2,851	2.3%	3.9%	2,255	1.9%	3.6%
Other consumer	2,420	1.0%	0.8%	825	0.7%	0.7%	631	0.5%	0.5%
Total consumer loans	23,958	9.5%	22.6%	6,743	5.5%	16.0%	6,555	5.6%	15.3%
Total	$252,839	100.0%	100.0%	$125,083	100.0%	100.0%	$117,522	100.0%	100.0%

	At December 31,
	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,536	45.3%	39.9%	$44,843	45.3%	39.6%
Multi-family mortgage	16,885	17.1%	15.1%	17,474	17.6%	15.4%
Construction	6,733	6.8%	2.7%	6,896	7.0%	2.2%
Total commercial real estate loans	68,154	69.2%	57.7%	69,213	69.9%	57.2%
Commercial	12,289	12.5%	10.5%	9,148	9.2%	11.0%
Equipment financing	14,315	14.5%	15.9%	17,907	18.1%	15.5%
Total commercial loans and leases	26,604	27.0%	26.4%	27,055	27.3%	26.5%
Residential mortgage	1,894	1.9%	11.0%	1,297	1.3%	11.2%
Home equity	1,478	1.5%	4.2%	1,335	1.3%	4.5%
Other consumer	352	0.4%	0.7%	184	0.2%	0.6%
Total consumer loans	3,724	3.8%	15.9%	2,816	2.8%	16.3%
Total	$98,482	100.0%	100.0%	$99,084	100.0%	100.0%
Investment Securities and Restricted Equity Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 14% of total assets.
Cash, cash equivalents, and investment securities increased $2.3 billion, or 159.3%, to $3.7 billion as of December 31, 2025 compared to $1.4 billion as of December 31, 2024. The increase was impacted by the Transaction. Cash, cash equivalents, and investment securities were 16.1% of total assets as of December 31, 2025, compared to 12.1% of total assets at December 31, 2024.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2025		2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,449	$173,677	$195,099	$176,294	$220,604	$201,127
GSE CMOs	500,446	496,570	62,567	55,543	66,463	61,617
GSE MBSs	334,476	325,745	166,843	148,285	186,614	169,997
Municipal obligations	231,924	240,216	20,526	20,254	18,785	18,922
Corporate debt obligations	39,209	40,023	12,140	12,287	20,521	19,716
U.S. Treasury bonds	424,214	412,037	506,714	481,872	470,764	444,737
Foreign government obligations	500	500	500	499	500	485
Total investment securities available-for-sale	$1,716,218	$1,688,768	$964,389	$895,034	$984,251	$916,601
Restricted equity securities:
FHLB stock	$29,382		$61,108		$55,548
FRB stock	57,407		21,881		21,881
Other	649		166		166
Total restricted equity securities	$87,438		$83,155		$77,595
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, stock in the FHLB and stock in the FRB. The total securities portfolio increased $798.0 million, or 81.6% since December 31, 2024. As of December 31, 2025, the total securities portfolio was 7.65% of total assets, compared to 8.22% of total assets as of December 31, 2024.
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's equity securities held-for-trading, if any, are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSEs, MBSs and CMOs, trust preferred securities, and equity securities held-for-trading, all of which are included in Level 1, 2 and 3.
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
As of December 31, 2025, the fair value of all investment securities available-for-sale was $1.7 billion and carried a total of $27.5 million of net unrealized losses, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of December 31, 2025, $552.9 million, or 32.7%, of the portfolio, had gross unrealized losses of $44.7 million. This compares to $705.3 million, or 78.8%, of the portfolio with gross unrealized losses of $70.2 million as of December 31, 2024. The Company's increased unrealized loss position in 2025 was primarily driven by higher interest rates year over year. In 2024, U.S. Treasury yields rose across the 3-to-10 year part of the curve which negatively impacted the value of the Company's longer duration primarily in the GSE CMOs and GSE MBS security portfolios. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities" to the consolidated financial statements.

The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default and loss given default assumptions where a model is created to determine CECL for the remaining life of the securities. For the year ended December 31, 2025, the Company recognized $0.1 million as an allowance for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments” to the consolidated financial statements.
Maturities, calls and principal repayments for investment securities available-for-sale totaled $190.0 million for the year ended December 31, 2025 compared to $174.0 million for the same period in 2024. For the year ended December 31, 2025, the Company purchased $33.1 million of investment securities available-for-sale, compared to $148.5 million for the same period in 2024. The Company sold investment securities available-for-sale during the twelve months ended December 31, 2025. Proceeds from the sale of investment securities available-for-sale were $176.3 million. Securities sales executed during the twelve months ended December 31, 2025 were related to the Transaction, resulting in a restructuring of the portfolio. There was no gain or loss on the sale. During the twelve months ended December 31, 2024, the Company did not sell any investment securities available-for-sale.
Restricted Equity Securities
FHLB Stock—The Company invests in the stock of the FHLB as a requirement to borrow funds from the FHLB. As of December 31, 2025, the Company owned stock in the FHLB with a carrying value of $29.4 million, a decrease of $31.7 million from $61.1 million as of December 31, 2024. The Company continually reviews its investment to determine if impairment exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston as a condition of the membership for the Bank in the Federal Reserve System. The Federal Reserve Bank is the primary federal regulator for the Company and the Bank.
Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2025
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$24,445	4.42%	$133,056	2.12%	$939	4.20%	$15,237	3.23%	$173,677	3.35%
GSE CMOs	—	—%	20,875	5.49%	40,589	5.04%	435,286	4.13%	496,570	4.26%
GSE MBSs	—	—%	5,085	2.39%	44,766	2.21%	275,894	4.08%	325,745	3.80%
Municipal obligations	7,294	4.26%	8,505	4.03%	106,170	3.65%	118,247	4.72%	240,216	4.06%
Corporate debt obligations	—	—%	15,367	7.50%	23,800	5.66%	856	6.45%	40,023	6.38%
U.S. Treasury bonds	114,632	3.74%	270,743	2.69%	26,662	1.32%	—	—%	412,037	2.90%
Foreign government obligations	—	—%	500	5.00%	—	—%	—	—%	500	5.00%
Total investment securities available-for-sale	$146,371	3.89%	$454,131	2.84%	$242,926	3.56%	$845,520	4.18%	$1,688,768	3.69%
Restricted equity securities (2):
FHLB stock	$—	—%	$—	—%	$—	—%	$29,382	—%	$29,382	7.39%
FRB stock	—	—%	—	—%	—	—%	57,407	—%	57,407	4.18%
Other stock	—	—%	—	—%	—	—%	649	—%	649	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$87,438	—%	$87,438	5.23%
_______________________________________________________________________________
(1) Yields have been calculated on a pre-tax basis. The Company holds no investment securities available-for-sale that are tax-exempt.
(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2025			2024			2023
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$4,032,529	20.7%	—%	$1,692,394	19.0%	—%	$1,678,406	19.6%	—%
Interest-bearing deposits:
NOW accounts	1,445,894	7.4%	0.88%	617,246	6.9%	0.57%	661,863	7.8%	0.60%
Savings accounts	2,954,029	15.1%	1.82%	1,721,247	19.3%	4.40%	1,669,018	19.5%	2.63%
Money market accounts	6,515,306	33.4%	2.62%	2,116,360	23.8%	2.58%	2,082,810	24.4%	3.07%
Certificate of deposit accounts	4,156,540	21.3%	3.59%	1,885,444	21.2%	4.30%	1,574,855	18.4%	3.88%
Brokered deposit accounts	410,359	2.1%	4.13%	868,953	9.8%	4.42%	881,173	10.3%	4.36%
Total interest-bearing deposits	15,482,128	79.3%	2.60%	7,209,250	81.0%	3.51%	6,869,719	80.4%	3.08%
Total deposits	$19,514,657	100.0%	2.06%	$8,901,644	100.0%	2.85%	$8,548,125	100.0%	2.48%
The Company seeks to increase its core deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 92.4% as of December 31, 2025, compared to 109.9% as of December 31, 2024.
Total deposits increased $10.6 billion, or 119.2%, to $19.5 billion as of December 31, 2025, compared to $8.9 billion as of December 31, 2024. Deposits as a percentage of total assets increased from 74.8% as of December 31, 2024 to 84.0% as of December 31, 2025. The increase was impacted by the Transaction.
In 2025, core deposits increased $6.9 billion. The ratio of core deposits to total deposits decreased from 69.1% as of December 31, 2024 to 67.0% as of December 31, 2025, as a result of increases in certificate of deposit accounts.
Certificate of deposit accounts increased $2.3 billion to $4.2 billion as of December 31, 2025, compared to $1.9 billion as of December 31, 2024. Certificate of deposit accounts increased as a percentage of total deposits to 21.3% as of December 31, 2025 from 21.2% as of December 31, 2024.
Brokered deposits decreased $458.6 million to $410.4 million as of December 31, 2025, compared to $869.0 million as of December 31, 2024. Brokered deposits decreased as a percentage of total deposits to 2.1% as of December 31, 2025 from 9.8% as of December 31, 2024. The decrease in brokered deposits was primarily driven by an increase in customer deposits allowing for less reliance on brokered deposits. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$2,439,121	19.9%	—%	$1,657,922	19.1%	—%	$1,823,759	21.7%	—%
NOW accounts	909,733	7.4%	0.75%	650,225	7.5%	0.70%	720,572	8.5%	0.59%
Savings accounts	2,169,779	17.7%	2.24%	1,726,504	19.8%	2.68%	1,439,293	17.1%	1.94%
Money market accounts (non-payroll)	2,306,956	18.8%	2.31%	2,056,066	23.6%	2.96%	2,205,430	26.1%	2.64%
Total core deposits	7,825,589	63.9%	1.62%	6,090,717	70.0%	1.83%	6,189,054	73.4%	1.46%
Certificate of deposit accounts	2,637,193	21.5%	3.88%	1,737,697	20.0%	4.38%	1,428,727	16.9%	3.09%
Payroll deposits	1,014,146	8.3%	3.42%	—	—%	—%	—	—%	—%
Brokered deposit accounts	769,674	6.3%	4.51%	873,182	10.0%	5.18%	819,419	9.7%	5.02%
Total deposits	$12,246,602	100.0%	2.38%	$8,701,596	100.0%	2.68%	$8,437,200	100.0%	2.08%
As of December 31, 2025 and 2024, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$1,041,742	3.80%	$443,944	4.63%
Over six months through 12 months	274,408	3.73%	143,238	4.22%
Over 12 months	82,779	3.49%	26,044	3.86%
Total certificate of deposit of $250,000 or more	$1,398,929	3.77%	$613,226	4.50%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At December 31, 2025
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$7,104	$3,537	$459	$410	$11,510	59%
Uninsured	2,104	5,864	37	—	8,005	41%
Total	$9,208	$9,401	$497	$410	$19,515	100%
Composition	47%	48%	3%	2%	100%
As of December 31, 2025, the Company had uninsured municipal deposits requiring collateral of $240.0 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC.

Borrowed Funds
The following table sets forth certain information regarding FHLB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$998,646	$1,287,549	$1,301,905
Maximum amount outstanding at any month end during the year	1,192,874	1,519,846	1,630,102
Balance outstanding at end of year	788,360	1,519,846	1,376,670
Weighted average interest rate for the period	4.86%	5.04%	4.69%
Weighted average interest rate at end of period	4.70%	4.88%	5.01%
Advances from the FHLB
On a long-term basis, the Company intends to continue to grow its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Bank to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. The Company may also borrow from the Federal Reserve Discount Window as necessary.
FHLB borrowings decreased $800.1 million to $0.6 billion as of December 31, 2025 from $1.4 billion as of December 31, 2024. The Company's remaining borrowing capacity from the FHLB for advances and repurchase agreements was $3.9 billion as of December 31, 2025.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

As of December 31, 2025, the Bank also has access to funding through certain uncommitted lines via AFX as well as committed and uncommitted lines from other large financial institutions. As of December 31, 2025, the Company had no borrowings outstanding with these committed and uncommitted lines.

The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $601.9 million of borrowing capacity at the FRB as of December 31, 2025. As of December 31, 2025, the Company did not have any borrowings with the FRB outstanding.
As of December 31, 2025, the Company had $33.1 million in interest-bearing cash held as collateral from dealer counterparties. This compares to $79.6 million outstanding as of December 31, 2024. This cash collateralizes the fair value of the dealer side of derivative transactions.
Subordinated Debentures and Notes
The Company has two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.10% and 3-month CME term SOFR plus spread adjustment of 0.26% plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029. As of December 31, 2025, the Company had capitalized costs of $0.4 million in relation to the issuance of these subordinated notes.

In connection with the Transaction, the Company assumed ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% until June 30, 2027, after which the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.
The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	March 26, 2026	$4,935	$4,920
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	March 17, 2026	4,902	4,880
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	February 23, 2026	13,943	—
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	December 15, 2036	March 15, 2026	7,232	—
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	March 16, 2026	72,528	74,528
June 30, 2022	Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	95,032	—
			Total	$198,572	$84,328
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company uses interest rate futures that are designated and qualify as cash flow hedging instruments.

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2025 and 2024:

	At December 31, 2025	At December 31, 2024
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$192,468	$225,000
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$3,505,840	$1,672,948
Pay fixed, receive variable	3,505,840	1,672,948
Risk participation-out agreements	670,834	539,731
Risk participation-in agreements	153,185	102,198
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$2,785	$5,849
Sells foreign currency, buys U.S. currency	2,800	5,408
Fixed weighted average interest rate of the swap portfolio	4.03%	3.03%
Floating weighted average interest rate of the swap portfolio	4.75%	4.81%
Weighted average remaining term to maturity (in months)	56	68
Fair value:
Recognized as an asset:
Interest rate derivatives	$185	$18
Loan level derivatives	102,237	102,608
Risk participation-out agreements	532	495
Foreign exchange contracts	274	482
Recognized as a liability:
Interest rate derivatives	$179	$2,051
Loan level derivatives	115,937	102,608
Risk participation-in agreements	139	137
Foreign exchange contracts	258	459
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $2.5 billion as of December 31, 2025, representing a $1.3 billion increase compared to $1.2 billion at December 31, 2024. The increase for the twelve months ended December 31, 2025, was primarily driven by purchase price consideration as a result of the Transaction, net income of $90.3 million, unrealized gain on securities available-for-sale of $33.1 million, partially offset by dividends paid by the Company of $63.1 million, and restricted stock, net of awards surrendered of $54.6 million.
For the year ended December 31, 2025, the dividend payout ratio was 69.9%, compared to 69.9% for the year ended December 31, 2024. The dividends paid in the fourth quarter of 2025 represented the Company's 107th consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.135 for each of the first two quarters and $0.3225 for each of the last two quarters, per share for 2025.
Stockholders' equity represented 10.75% of total assets as of December 31, 2025 and 10.26% of total assets as of December 31, 2024. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.62% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2025 and 8.27% as of December 31, 2024.

Results of Operations
The Company’s results of operations for the year ended December 31, 2025 include income from the four months following the Transaction and the results of Legacy Brookline prior to September 1, 2025. While Legacy Berkshire was the legal acquirer and surviving corporation following the Transaction, Legacy Brookline is considered the acquirer for accounting purposes. Accordingly, the Company’s historical operating results as of and for the years ended December 31, 2024 and 2023, as presented and discussed in this Annual Report on Form 10-K, do not include the historical results of Legacy Berkshire.
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
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
Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion in the "Measuring Interest-Rate Risk" section of Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" below.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2025, 2024 and 2023. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,159,559	$41,867	3.61%	$862,381	$26,416	3.06%	$947,782	$29,891	3.15%
Restricted equity securities	74,950	4,896	6.53%	74,788	5,786	7.74%	72,264	5,572	7.71%
Short-term investments	468,981	19,568	4.17%	164,445	8,554	5.20%	158,718	8,329	5.25%
Total investments	1,703,490	66,331	3.89%	1,101,614	40,756	3.70%	1,178,764	43,792	3.72%
Commercial real estate loans (2)	7,092,889	412,446	5.74%	5,760,432	327,221	5.59%	5,654,385	307,652	5.37%
Commercial loans (2)	1,788,703	118,438	6.53%	1,086,460	73,369	6.65%	929,077	59,110	6.28%
Equipment financing (2)	1,228,050	101,022	8.23%	1,352,993	106,329	7.86%	1,277,224	92,112	7.21%
Consumer loans (2)	2,435,721	138,308	5.68%	1,501,626	82,273	5.47%	1,470,677	75,098	5.10%
Total loans and leases	12,545,363	770,214	6.14%	9,701,511	589,192	6.07%	9,331,363	533,972	5.72%
Total interest-earning assets	14,248,853	836,545	5.87%	10,803,125	629,948	5.83%	10,510,127	577,764	5.50%
Allowance for loan and lease losses	(168,193)			(121,628)			(120,613)
Non-interest-earning assets	1,149,988			791,927			824,857
Total assets	$15,230,648			$11,473,424			$11,214,371
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$909,733	6,778	0.75%	$650,225	4,543	0.70%	$720,572	4,275	0.59%
Savings accounts	2,169,779	48,502	2.24%	1,726,504	46,220	2.68%	1,439,293	27,974	1.94%
Money market accounts	3,321,102	88,055	2.65%	2,056,066	60,796	2.96%	2,205,430	58,153	2.64%
Certificate of deposit accounts	2,637,193	102,424	3.88%	1,737,697	76,134	4.38%	1,428,727	44,122	3.09%
Brokered deposit accounts	769,674	34,741	4.51%	873,182	45,270	5.18%	819,419	41,141	5.02%
Total interest-bearing deposits (3)	9,807,481	280,500	2.86%	7,043,674	232,963	3.31%	6,613,441	175,665	2.66%
Advances from the FHLB	826,796	37,511	4.47%	1,124,432	55,851	4.89%	1,092,996	52,467	4.73%
Subordinated debentures and notes	122,476	9,436	7.70%	84,258	6,074	7.21%	84,116	5,476	6.51%
Other borrowed funds	49,374	2,235	4.53%	78,859	4,048	5.13%	124,793	3,968	3.18%
Total borrowed funds	998,646	49,182	4.86%	1,287,549	65,973	5.04%	1,301,905	61,911	4.69%
Total interest-bearing liabilities	10,806,127	329,682	3.05%	8,331,223	298,936	3.59%	7,915,346	237,576	3.00%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	2,439,121			1,657,922			1,823,759
Other non-interest-bearing liabilities	327,262			273,243			307,160
Total liabilities	13,572,510			10,262,388			10,046,265
Stockholders' equity	1,658,138			1,211,036			1,168,106
Total liabilities and equity	$15,230,648			$11,473,424			$11,214,371
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		506,863	2.82%		331,012	2.24%		340,188	2.50%
Less adjustment of tax-exempt income		3,757			1,427			477
Net interest income		$503,106			$329,585			$339,711
Net interest margin (5)			3.56%			3.06%			3.24%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.29%, 2.68% and 2.08% in the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2025 and December 31, 2024" and "Comparison of Years Ended December 31, 2024 and December 31, 2023" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$10,155	$5,296	$15,451	$(2,638)	$(837)	$(3,475)
Restricted equity securities	13	(903)	(890)	193	21	214
Short-term investments	13,010	(1,996)	11,014	304	(79)	225
Total investments	23,178	2,397	25,575	(2,141)	(895)	(3,036)
Loans and leases:
Commercial real estate loans	76,366	8,859	85,225	6,145	13,424	19,569
Commercial loans and leases	46,382	(1,313)	45,069	10,579	3,680	14,259
Equipment financing	(10,147)	4,840	(5,307)	5,642	8,575	14,217
Consumer loans	51,787	4,248	56,035	1,645	5,530	7,175
Total loans	164,388	16,634	181,022	24,011	31,209	55,220
Total change in interest and dividend income	187,566	19,031	206,597	21,870	30,314	52,184
Interest expense:
Deposits:
NOW accounts	1,896	339	2,235	(453)	721	268
Savings accounts	10,659	(8,377)	2,282	6,267	11,979	18,246
Money market accounts	34,187	(6,928)	27,259	(4,112)	6,755	2,643
Certificate of deposit accounts	35,777	(9,487)	26,290	10,924	21,088	32,012
Brokered deposit accounts	(5,035)	(5,494)	(10,529)	2,779	1,350	4,129
Total deposits	77,484	(29,947)	47,537	15,405	41,893	57,298
Borrowed funds:
Advances from the FHLB	(13,847)	(4,493)	(18,340)	1,555	1,829	3,384
Subordinated debentures and notes	2,924	438	3,362	9	589	598
Other borrowed funds	(1,381)	(432)	(1,813)	(1,796)	1,876	80
Total borrowed funds	(12,304)	(4,487)	(16,791)	(232)	4,294	4,062
Total change in interest expense	65,180	(34,434)	30,746	15,173	46,187	61,360
Change in tax-exempt income	2,330	—	2,330	950	—	950
Change in net interest income	$120,056	$53,465	$173,521	$5,747	$(15,873)	$(10,126)
See "Comparison of Years Ended December 31, 2025 and December 31, 2024" and "Comparison of Years Ended December 31, 2024 and December 31, 2023" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2025 and December 31, 2024
Net Interest Income
Net interest income increased $173.5 million to $503.1 million for the year ended December 31, 2025 from $329.6 million for the year ended December 31, 2024. The increase year over year reflects a $179.6 million increase in interest income on loans and leases and a $24.6 million increase in interest income on debt securities, short term investments and restricted equity securities, partially offset by a $30.7 million increase in interest expense on deposits and borrowings. The increases year over year were impacted by the Transaction.
Net interest margin increased 50 basis points to 3.56% in 2025 from 3.06% in 2024. The Company's weighted average interest rate on loans increased to 6.14% for the year ended December 31, 2025 from 6.07% for the year ended December 31, 2024.
The yield on interest-earning assets increased to 5.87% for the year ended December 31, 2025 from 5.83% for the year ended December 31, 2024. The increase is the result of higher yields on loans and leases and investments. The Company recorded $4.8 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets for the year ended December 31, 2025 compared to $3.4 million, or 3 basis points, for the year ended December 31, 2024.
The cost of interest-bearing liabilities decreased 54 basis points to 3.05% for the year ended December 31, 2025 from 3.59% for the year ended December 31, 2024. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. As a result of the Federal Reserve's rate cuts which began in September 2024 and continued throughout 2025, the Treasury yield curve has become less inverted in recent months, with shorter-term interest rates decreasing.
This trend positively impacts the Company's net interest income, net interest spread, and net interest margin. Management anticipates that net interest margin will increase as deposit and wholesale funding costs decrease more rapidly than loan yields. If the Federal Reserve cuts rates in the near term, net interest income and net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$411,229	$326,877	$84,352	25.8%
Commercial loans	116,994	72,450	44,544	61.5%
Equipment financing	101,022	106,329	(5,307)	(5.0)%
Residential mortgage loans	99,302	51,171	48,131	94.1%
Other consumer loans	39,007	31,102	7,905	25.4%
Total interest income—loans and leases (1)	$767,554	$587,929	$179,625	30.6%
(1) Tax-exempt income of $2.6 million at December 31, 2025 and $1.3 million at December 31, 2024 is excluded from the table above.
Interest income from loans and leases was $767.6 million for 2025, and represented a yield on total loans of 6.14%. This compares to $587.9 million of interest on loans and leases and a yield of 6.07% for 2024. The $179.6 million increase in interest income from loans and leases was primarily attributable to an increase of $164.4 million in volume and an increase of $16.6 million in interest rates changes, partially offset by a decrease of $1.4 million in tax-exempt income. The year over year increase in interest income from loans and leases was impacted by the Transaction.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$40,775	$26,252	$14,523	55.3%
Marketable and restricted equity securities	4,891	5,786	(895)	(15.5)%
Short-term investments	19,568	8,554	11,014	128.8%
Total interest income—investments	$65,234	$40,592	$24,642	60.7%
Total investment income was $65.2 million for the year ended December 31, 2025 compared to $40.6 million for the year ended December 31, 2024. As of December 31, 2025, the yield on total investments was 3.89% compared to 3.70% as of December 31, 2024. This year over year increase in total investment income of $24.6 million, or 60.7%, was driven by a $22.2 million increase due to volume and a $2.4 million increase due to rates. The year over year increase in total investment income was impacted by the Transaction.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$6,778	$4,543	$2,235	49.2%
Savings accounts	48,502	46,220	2,282	4.9%
Money market accounts	88,055	60,796	27,259	44.8%
Certificate of deposit accounts	102,424	76,134	26,290	34.5%
Brokered deposit accounts	34,741	45,270	(10,529)	(23.3)%
Total interest expense—deposits	280,500	232,963	47,537	20.4%
Borrowed funds:
Advances from the FHLB	37,511	55,851	(18,340)	(32.8)%
Subordinated debentures and notes	9,436	6,074	3,362	55.4%
Other borrowed funds	2,235	4,048	(1,813)	(44.8)%
Total interest expense—borrowed funds	49,182	65,973	(16,791)	(25.5)%
Total interest expense	$329,682	$298,936	$30,746	10.3%
Deposits
In 2025, interest paid on deposits increased $47.5 million, or 20.4%, compared to 2024. The increase in interest expense on deposits was driven by an increase of $77.5 million primarily driven by the growth in volume of average customer deposits and payroll deposits partially offset by a decline in average brokered deposits balance, offset by a decrease of $29.9 million due to lower interest rates. For the year ended December 31, 2025, purchase accounting amortization was $2.1 million on acquired deposits and one basis point, compared to $1.0 million and one basis point for the year ended December 31, 2024.
Borrowed Funds
As of December 31, 2025, the Company's borrowed funds include $555.8 million in FHLB borrowings, $198.6 million in subordinated debentures and notes, and $34.0 million in other borrowed funds. In 2025, the average balance of FHLB borrowings decreased $297.6 million, or 26.5%, the average balance of other borrowed funds decreased $29.5 million, or 37.4%, and the average balance of subordinated debentures and notes increased $38.2 million, or 45.4%, for the year ended December 31, 2025.
For the year ended December 31, 2025, interest paid on borrowed funds decreased $16.8 million, or 25.5%, year over year. The cost of borrowed funds decreased to 4.86% for the year ended December 31, 2025 from 5.04% for the year ended December 31, 2024. The decrease in interest expense was driven by a decrease of $12.3 million due to volume and a decrease of $4.5 million due to borrowing rates. For the year ended December 31, 2025, purchase accounting amortization was $0.2 million on acquired borrowed funds compared to amortization of $0.2 million for the year ended December 31, 2024.
The year over year fluctuation in interest expense on deposits and borrowed funds was impacted by the Transaction.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2025	2024
	(In Thousands)
Provision (credit) for credit losses:
Commercial real estate	$8,422	$(2,814)
Commercial	27,513	34,716
Consumer	(2,320)	187
Total provision (credit) for loan and lease losses	33,615	32,089
Unfunded credit commitments	7,765	(10,086)
Investment securities available-for-sale	12	(359)
Total provision (credit) for credit losses	$41,392	$21,644

For the year ended December 31, 2025, the provision for credit losses increased $19.7 million to $41.4 million from $21.6 million for the year ended December 31, 2024. The increase was driven by the day 1 provision on unfunded commitments assumed through the Transaction compared to a release in unfunded commitment reserve in 2024.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the audited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Deposit fees	$19,681	$10,548	$9,133	86.6%
Loan fees	4,058	2,394	1,664	69.5%
Loan level derivative income, net	1,422	1,658	(236)	(14.2)%
Gain on sales of loans and leases	5,617	951	4,666	490.6%
Wealth management fees	9,748	5,990	3,758	62.7%
Other	9,367	4,074	5,293	129.9%
Total non-interest income	$49,893	$25,615	$24,278	94.8%
Deposit fees increased $9.1 million, or 86.6%, to $19.7 million compared to $10.5 million for the same period in 2024, primarily driven by activity due to the Transaction.
Gain on sales of loans and leases increased $4.7 million, or 490.6%, to $5.6 million compared to $1.0 million for the same period in 2024, primarily driven by the activity of 44 Business Capital which was assumed in the Transaction.
Wealth management fees increased $3.8 million, or 62.7%, to $9.7 million compared to $6.0 million for the same period in 2024, primarily driven by activity due to the Transaction.
Other non-interest income increased $5.3 million or 129.9%, to $9.4 million compared to $4.1 million for the same period in 2024, primarily driven by activity due to the Transaction.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Compensation and employee benefits	$191,203	$143,723	$47,480	33.0%
Occupancy	29,868	22,056	7,812	35.4%
Equipment and data processing	44,717	27,374	17,343	63.4%
Professional services	8,089	7,133	956	13.4%
FDIC insurance	7,812	8,044	(232)	(2.9)%
Advertising and marketing	5,979	5,240	739	14.1%
Amortization of identified intangible assets	15,225	6,746	8,479	125.7%
Merger and restructuring expense	61,697	4,201	57,496	1368.6%
Other	25,155	17,348	7,807	45.0%
Total non-interest expense	$389,745	$241,865	$147,880	61.1%
Compensation and employee benefits expense increased $47.5 million, or 33.0%, to $191.2 million for the year ended December 31, 2025 from $143.7 million for the same period in 2024. The increase was primarily driven by activity due to the Transaction.
Equipment and data expense increased $17.3 million, or 63.4%, to $44.7 million for the year ended December 31, 2025 from $27.4 million for the same period in 2024. The increase was primarily driven by activity due to the Transaction.
Merger and restructuring expense increased $57.5 million to $61.7 million for the year ended December 31, 2025 from $4.2 million for the same period in 2024 as a result of the Transaction.
The efficiency ratio increased to 70.48% for the year ended December 31, 2025 from 68.09% for the same period in 2024.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Income before provision for income taxes	$121,862	$91,691	$30,171	32.9%
Provision for income taxes	31,591	22,976	8,615	37.5%
Net income,	$90,271	$68,715	$21,556	31.4%
Effective tax rate	25.9%	25.1%	N/A	3.2%
The Company recorded income tax expense of $31.6 million for 2025, compared to $23.0 million for 2024. This represents an effective tax rate of 25.9% and 25.1% for 2025 and 2024, respectively.
Comparison of Years Ended December 31, 2024 and December 31, 2023
Net Interest Income
Net interest income decreased $10.1 million to $329.6 million for the year ended December 31, 2024 from $339.7 million for the year ended December 31, 2023. The decrease year over year reflects a $61.4 million increase in interest expense on deposits and borrowings, along with a $3.0 million decrease in interest income on debt securities, short term investments and restricted equity securities, partially offset by a $54.2 million increase in interest income on loans and leases which is reflective of the increase in volume and interest rate environment.
Net interest margin decreased 18 basis points to 3.06% in 2024 from 3.24% in 2023. The Company's weighted average interest rate on loans increased to 6.07% for the year ended December 31, 2024 from 5.72% for the year ended December 31, 2023.

The yield on interest-earning assets increased to 5.83% for the year ended December 31, 2024 from 5.50% for the year ended December 31, 2023. The increase is the result of higher yields on loans and leases and investments. The Company recorded $3.4 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets for the year ended December 31, 2024 compared to $2.9 million, or 3 basis points, for the year ended December 31, 2023.
The cost of interest-bearing liabilities increased 59 basis points to 3.59% for the year ended December 31, 2024 from 3.00% for the year ended December 31, 2023. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. As a result of the Federal
Reserve's rate cut which began in September and continued into the fourth quarter, the Treasury yield curve has become less inverted in recent months, with shorter-term interest rates decreasing.

This trend positively impacts the Company's net interest income, net interest spread, and net interest margin. Management anticipates that net interest margin will increase as deposit and wholesale funding costs decrease more rapidly than loan yields. If the Federal Reserve cuts rates in the near term, net interest income and net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$326,877	$307,652	$19,225	6.2%
Commercial loans	72,450	58,878	13,572	23.1%
Equipment financing	106,329	92,112	14,217	15.4%
Residential mortgage loans	51,171	46,350	4,821	10.4%
Other consumer loans	31,102	28,747	2,355	8.2%
Total interest income—loans and leases	$587,929	$533,739	$54,190	10.2%
Interest income from loans and leases was $587.9 million for 2024, and represented a yield on total loans of 6.07%. This compares to $533.7 million of interest on loans and leases and a yield of 5.72% for 2023. The $54.2 million increase in interest income from loans and leases was primarily due to an increase of $31.2 million related to interest rates changes, and an increase of $23.0 million in origination volume.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$26,252	$29,648	$(3,396)	(11.5)%
Marketable and restricted equity securities	5,786	5,571	215	3.9%
Short-term investments	8,554	8,329	225	2.7%
Total interest income—investments	$40,592	$43,548	$(2,956)	(6.8)%
Total investment income was $40.6 million for the year ended December 31, 2024 compared to $43.5 million for the year ended December 31, 2023. As of December 31, 2024, the yield on total investments was 3.70% compared to 3.72% as of December 31, 2023. This year over year decrease in total investment income of $3.0 million, or 6.8%, was driven by a $2.1 million decrease due to volume and a $0.9 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$4,543	$4,275	$268	6.3%
Savings accounts	46,220	27,974	18,246	65.2%
Money market accounts	60,796	58,153	2,643	4.5%
Certificate of deposit accounts	76,134	44,122	32,012	72.6%
Brokered deposit accounts	45,270	41,141	4,129	10.0%
Total interest expense—deposits	232,963	175,665	57,298	32.6%
Borrowed funds:
Advances from the FHLB	55,851	52,467	3,384	6.4%
Subordinated debentures and notes	6,074	5,476	598	10.9%
Other borrowed funds	4,048	3,968	80	2.0%
Total interest expense—borrowed funds	65,973	61,911	4,062	6.6%
Total interest expense	$298,936	$237,576	$61,360	25.8%
Deposits
In 2024, interest paid on deposits increased $57.3 million, or 32.6%, compared to 2023. The increase in interest expense on deposits was driven by an increase of $41.9 million due to higher interest rates and an increase of $15.4 million primarily driven by the growth in volume of certificate of deposit balances and savings accounts. For the year ended December 31, 2024, purchase accounting amortization was $1.0 million on acquired deposits and one basis point, compared to $1.3 million and one basis point for the year ended December 31, 2023.
Borrowed Funds
As of December 31, 2024, the Company's borrowed funds include $1.4 billion in FHLB borrowings, $84.3 million in subordinated debentures and notes, and $79.6 million in other borrowed funds. In 2024, the average balance of FHLB borrowings increased $31.4 million, or 2.9%, the average balance of other borrowed funds, which includes repurchase agreements and other borrowings, decreased $45.9 million, or 36.8%, and the average balance of subordinated debentures and notes increased $142.0 thousand, or 0.2%, for the year ended December 31, 2024.
For the year ended December 31, 2024, interest paid on borrowed funds increased $4.1 million, or 6.6%, year over year. The cost of borrowed funds increased to 5.04% for the year ended December 31, 2024 from 4.69% for the year ended December 31, 2023. The increase in interest expense was driven by an increase of $4.3 million due to borrowing rates partially offset by a decrease of $0.2 million due to volume. For the year ended December 31, 2024, purchase accounting amortization was $0.2 million on acquired borrowed funds compared to amortization of $0.3 million for the year ended December 31, 2023.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2024	2023
	(In Thousands)
Provision (credit) for credit losses:
Commercial real estate	$(2,814)	$14,328
Commercial	34,716	21,537
Consumer	187	2,838
Total provision (credit) for loan and lease losses	32,089	38,703
Unfunded credit commitments	(10,086)	(835)
Investment securities available-for-sale	$(359)	$339
Total provision (credit) for credit losses	$21,644	$38,207
For the year ended December 31, 2024, the provision for credit losses decreased $16.6 million to $21.6 million from $38.2 million for the year ended December 31, 2023. The decrease in the provision for 2024 was largely driven by the lack of a day one provision of $16.7 million in acquired loans as a result of the PCSB acquisition.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the audited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Deposit fees	$10,548	$11,611	$(1,063)	(9.2)%
Loan fees	2,394	2,036	358	17.6%
Loan level derivative income, net	1,658	3,890	(2,232)	(57.4)%
Gain (loss) on sales of investment securities, net	—	1,704	(1,704)	(100.0)%
Gain on sales of loans and leases	951	2,581	(1,630)	(63.2)%
Other	10,064	10,112	(48)	(0.5)%
Total non-interest income	$25,615	$31,934	$(6,319)	(19.8)%
For the year ended December 31, 2024, non-interest income decreased $6.3 million, or 19.8%, to $25.6 million compared to $31.9 million for the same period in 2023. The decrease was primarily driven by decreases of 2.2 million in loan level derivative income, net, $1.7 million in gain on sales of investment securities, net, and $1.6 million in gain on sales of loans and leases.
Loan level derivative income, net, decreased $2.2 million, or 57.4%, to $1.7 million for the year ended December 31, 2024 from $3.9 million for the same period in 2023, driven by lower levels of swap deals in 2024.
There was no gain on sales of investment securities for the year ended December 31, 2024 compared to a gain of $1.7 million for the same period in 2023, driven by a $1.7 million gain on sales of investments from the repositioning of the PCSB portfolio in 2023 and no sales of investment securities in 2024.
Gain on sales of loans and leases decreased $1.6 million, or 63.2%, to $1.0 million for the year ended December 31, 2024 from $2.6 million for the same period in 2023, driven by a decrease in loan participations in 2024.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Compensation and employee benefits	$143,723	$138,895	$4,828	3.5%
Occupancy	22,056	20,203	1,853	9.2%
Equipment and data processing	27,374	27,004	370	1.4%
Professional services	7,133	7,226	(93)	(1.3)%
FDIC insurance	8,044	7,844	200	2.5%
Advertising and marketing	5,240	4,724	516	10.9%
Amortization of identified intangible assets	6,746	7,840	(1,094)	(14.0)%
Merger and restructuring expense	4,201	7,411	(3,210)	(43.3)%
Other	17,348	18,377	(1,029)	(5.6)%
Total non-interest expense	$241,865	$239,524	$2,341	1.0%
For the year ended December 31, 2024, non-interest expense increased $2.3 million, or 1.0%, to $241.9 million compared to $239.5 million for the same period in 2023. The increase was primarily driven by increases of $4.8 million in compensation and employee benefits and $1.9 million in occupancy expense, partially offset by decreases of $3.2 million in merger and restructuring expense, 1.1 million in amortization of identified intangible assets, and 1.0 million in other expenses.
The efficiency ratio increased to 68.09% for the year ended December 31, 2024 from 64.45% for the same period in 2023. The increase year over year was primarily driven by lower net interest income and non-interest income, and higher non-interest expense in 2024.
Compensation and employee benefits expense increased $4.8 million, or 3.5%, to $143.7 million for the year ended December 31, 2024 from $138.9 million for the same period in 2023. The increase was primarily driven by higher incentive/bonus, salaries, and health care benefits expenses.
Occupancy expense increased $1.9 million, or 9.2%, to $22.1 million for the year ended December 31, 2024 from $20.2 million for the same period in 2023. The increase was primarily driven by higher building maintenance, leasehold improvement depreciation, and rent expenses.
Merger and restructuring expense decreased $3.2 million, or 43.3%, to $4.2 million for the year ended December 31, 2024 from $7.4 million for the same period in 2023. The decrease was driven by higher merger-related expenses due to the PCSB acquisition in 2023, compared to Berkshire Hills Bancorp merger-related expenses and restructuring costs at Eastern Funding in 2024.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Income before provision for income taxes	$91,691	$93,914	$(2,223)	(2.4)%
Provision for income taxes	22,976	18,915	4,061	21.5%
Net income,	$68,715	$74,999	$(6,284)	(8.4)%
Effective tax rate	25.1%	20.1%	N/A	24.9%
The Company recorded income tax expense of $23.0 million for 2024, compared to $18.9 million for 2023. This represents an effective tax rate of 25.1% and 20.1% for 2024 and 2023, respectively. The increase in the Company's effective tax rate was due to the lack of participation in energy tax credit investments in 2024 compared to 2023 as well as an increase in merger and restructuring expenses which were not tax deductible during the period.

Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by an ALCO, consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. The primary source of funds for the payment of dividends and expenses by the Company are dividends paid to it by the Bank. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturing investment securities and net income.
In the fourth quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash. Management will continue to monitor the economic conditions and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available-for-sale securities in the fourth quarter due to the Transaction. Cash and equivalents at the end of the quarter were $2.0 billion, or 8.8% of the balance sheet, compared to $543.6 million, or 4.6% of the balance sheet, as of December 31, 2024, primarily driven by elevated payroll deposits as a result of the Transaction. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 14% of total assets. As of December 31, 2025, cash, cash equivalents and investment securities available-for-sale totaled $3.7 billion, or 16.1% of total assets. This compares to $1.4 billion, or 12.1% of total assets, as of December 31, 2024. The increase was impacted by the Transaction.
Deposits, which are considered the most stable source of liquidity, totaled $19.5 billion as of December 31, 2025 and represented 96.1% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.9 billion, or 85.4% of total funding, as of December 31, 2024, primarily due to the deposits assumed in the Transaction. Core deposits, which consist of demand checking, NOW, savings and non-payroll money market accounts, totaled $13.1 billion as of December 31, 2025 and represented 67.0% of total deposits, compared to core deposits of $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Additionally, the Company had $410.4 million of brokered deposits as of December 31, 2025, which represented 2.1% of total deposits, compared to $869.0 million or 9.8% of total deposits, as of December 31, 2024. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $0.8 billion as of December 31, 2025, representing 3.9% of total funding, compared to $1.5 billion, or 14.6% of total funding, as of December 31, 2024 as combined liquidity as a result of the Transaction and the increase in deposits allowed for reduction in borrowings. Management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB of Boston, the Bank has access to both short- and long-term borrowings. The Company's remaining borrowing capacity from the FHLB of Boston for advances and repurchase agreements was $3.9 billion as of December 31, 2025 and December 31, 2024, respectively, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2025, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines.
The Company had a $50.0 million committed line of credit for contingent liquidity as of December 31, 2025.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $601.9 million of borrowing capacity at the FRB as of December 31, 2025.
As of December 31, 2025, the Company did not have any borrowings outstanding with the FRB nor with these committed and uncommitted lines.
Additionally, the Bank has access to liquidity through repurchase agreements and brokered deposits.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.

Capital Resources
As of December 31, 2025 and 2024, the Company and the Bank were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Bank exceeded all regulatory capital requirements and the Bank was considered "well-capitalized." See "Supervision and Regulation" in Item 1 and Note 19, "Regulatory Capital Requirements", for the Company's and the Bank's actual and required capital amounts and ratios.
Off-Balance-Sheet Arrangements
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. The effect of such activity on the Company's financial condition and results of operations, such as recorded liability for unfunded credit commitment, is immaterial. See Note 13, "Commitments and Contingencies," to the consolidated financial statements for a description of off-balance-sheet financial instruments.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLB advances. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.
Measuring Interest-Rate Risk
As noted above, interest-rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific period if it will mature or reprice within that period. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. During a period of falling interest rates, therefore, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2025.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

As of December 31, 2025, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet.

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2025		December 31, 2024
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$78,074	9.4%	$14,574	3.9%
Up 200 basis points ramp	29,174	3.5%	7,911	2.1%
Up 100 basis points ramp	14,849	1.8%	4,431	1.2%
Down 100 basis points ramp	(14,389)	(1.7)%	(3,537)	(1.0)%
Down 200 basis points ramp	(30,008)	(3.6)%	(8,900)	(2.4)%
Down 400 basis points shock	(58,232)	(7.0)%	(34,637)	(9.3)%
The estimated impact of a 400 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 9.4% as of December 31, 2025, compared to a positive 3.9% as of December 31, 2024. The balance sheet became more asset sensitive due to an increase in cash balances and a higher percentage of floating rate loans primarily driven by the Transaction.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2025	At December 31, 2024
Up 400 basis points	(1.8)%	(7.1)%
Up 200 basis points	(0.7)%	(4.1)%
Up 100 basis points	0.1%	(1.3)%
Down 100 basis points	(1.1)%	(0.8)%
Down 200 basis points	(3.2)%	(3.2)%
Down 400 basis points	(10.1)%	(10.2)%
The Company's EVE asset sensitivity increased from December 31, 2024 to December 31, 2025 driven by change in deposit mix and loan growth related to the Transaction.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2025.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$1,840,188	$—	$—	$—	$—	$1,840,188
Weighted average rate	3.64%	—%	—%	—%	—%	3.64%
Investment securities (1) (3)	285,838	198,372	165,566	342,466	696,526	1,688,768
Weighted average rate	2.73%	2.84%	2.75%	2.50%	2.53%	2.62%
Commercial real estate loans (1)	5,814,499	1,319,517	1,167,527	1,171,960	538,592	10,012,094
Weighted average rate	5.80%	5.04%	5.18%	5.71%	5.55%	5.60%
Commercial loans and leases (1)	2,453,246	491,226	412,966	444,065	145,862	3,947,363
Weighted average rate	6.62%	7.47%	7.37%	7.58%	5.46%	6.87%
Consumer loans (1)	1,483,455	447,789	346,800	745,373	1,046,677	4,070,095
Weighted average rate	5.86%	4.70%	4.75%	4.72%	4.81%	5.16%
Total interest-earning assets	11,877,225	2,456,904	2,092,858	2,703,864	2,427,657	21,558,507
Weighted average rate	5.57%	5.29%	5.35%	5.34%	4.36%	5.35%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$1,445,894	$1,445,894
Weighted average rate	—%	—%	—%	—%	0.92%	0.92%
Savings accounts	—	—	—	—	2,954,029	2,954,029
Weighted average rate	—%	—%	—%	—%	1.83%	1.83%
Money market savings accounts	6,515,306	—	—	—	—	6,515,306
Weighted average rate	2.65%	—%	—%	—%	—%	2.65%
Certificates of deposit (1)	3,856,195	266,649	21,781	11,649	266	4,156,540
Weighted average rate	3.60%	3.27%	2.06%	0.62%	0.49%	3.57%
Brokered deposits	404,773	—	—	—	5,585	410,359
Weighted average rate	4.28%	—%	—%	—%	4.00%	4.28%
Borrowed funds (1)	640,043	27,773	2,343	8,697	109,505	788,360
Weighted average rate	4.52%	3.63%	1.10%	0.57%	4.86%	4.48%
Total interest-bearing liabilities	11,416,317	294,422	24,124	20,346	4,515,280	16,270,489
Weighted average rate	3.13%	3.26%	1.94%	0.57%	1.61%	2.67%
Interest sensitivity gap (2)	$460,908	$2,162,482	$2,068,734	$2,683,517	$(2,087,623)	$5,288,018
Cumulative interest sensitivity gap	$460,908	$2,623,390	$4,692,124	$7,375,642	$5,288,019
Cumulative interest sensitivity gap as a percentage of total assets	1.98%	11.30%	20.21%	31.76%	22.77%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	2.14%	12.17%	21.76%	34.21%	24.53%
_______________________________________________________________________________
(1) Interest-earning assets and interest-bearing liabilities are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
(3) Investment securities include all debt, equity and restricted equity securities and unrealized gains and losses on investment securities.

As of December 31, 2025, interest-earning assets maturing or repricing within one year amounted to $11.9 billion and interest-bearing liabilities maturing or repricing within one year amounted to $11.4 billion, resulting in a cumulative one-year positive gap position of $0.5 billion or 2.14% of total interest-earning assets. As of December 31, 2024, the Company had a cumulative one-year negative gap position of $1.0 billion, or 9.31% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2024 was due to an increase of borrowed funds and non-maturity deposits.
Interest rates paid on NOW accounts, savings accounts and money market accounts are subject to change at any time and such deposits are available for immediate withdrawal. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the FRB adjusted its benchmark federal funds rate.
Management views NOW and savings accounts to be less sensitive to interest rates than money market accounts and these accounts are therefore characterized as stable long-term funding sensitive beyond five years. Management views money market accounts to be more volatile deposits and these accounts are therefore characterized as sensitive to changes in interest rates within the first year.
Item 8.    Financial Statements and Supplementary Data
The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial and Strategy Officer (Principal Financial Officer and Principal Accounting Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Strategy Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Financial and Strategy Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company's management reviews its internal control over financial reporting on an ongoing basis and makes changes intended to ensure the quality of its financial reporting. As a result of the Transaction, management commenced the evaluation of the Company's controls and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting as a result of the Transaction is ongoing. Otherwise, there were no changes in the Company’s internal control over financial reporting as of December 31, 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
As further discussed below, management has elected to exclude the operations of Berkshire Hills Bancorp, Inc. from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The completed integration of systems and processes as a result of the Transaction could cause changes to the Company's internal control over financial reporting in future periods.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Management's Report on Internal Control Over Financial Reporting as of December 31, 2025 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
(a). None
(b). During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "Proxy Statement").
Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to Note 20, "Employee Benefit Plans," to the consolidated financial statements for a discussion of the Company's equity compensation plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185
The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Financial Statements
All financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.
(3)Exhibits
The exhibits listed in paragraph (b) below are filed herewith or incorporated herein by reference to other filings.
(b)Exhibits
EXHIBIT INDEX

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of December 16, 2024, by and among Berkshire Hills Bancorp, Inc., Commerce Acquisition Sub, Inc., and Brookline Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on December 16, 2024).

3.1*	Amended Certificate of Incorporation of Beacon Financial Corporation
3.2	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (incorporated by reference from Exhibits to the Form 8-K as filed on June 26, 2017)
3.3*	Amendment to the Amended and Restated Bylaws of Beacon Financial Corporation
3.4
Certificate of Designations of the Series B Non-Voting Preferred Stock (incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146)

4.1	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (incorporated herein by reference from the Exhibits to Form 10-Q as filed on August 9, 2018)
4.2
Note Subscription Agreement by and among Berkshire Hills Bancorp, Inc. and certain subscribers dated September 20, 2012 (incorporated herein by reference from the Exhibits to the Form 8-K as filed on September 26, 2012)

4.3	Description of Berkshire Hills Bancorp, Inc. Securities (incorporated herein by reference from Exhibit 4.3 to the Form 10-K as filed on February 28, 2020)
4.4
Subordinated Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Brookline Bancorp, Inc.’s Current Report on Form 8-K filed on September 17, 2014) (File No. 000-23695)

4.5
First Supplemental Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Brookline Bancorp, Inc.’s Current Report on Form 8-K filed on September 17, 2014) (File No. 000-23695))

4.6	Second Supplemental Indenture, dated as of September 1, 2025, by and among U.S. Bank Trust Company, National Association, as Trustee, Berkshire Hills Bancorp, Inc. and Brookline Bancorp, Inc
10.3
Amended and Restated Three Year Change in Control Agreement by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Sean A. Gray (incorporated herein by reference from the Exhibits to the Form 10-K as filed on March 16, 2011)

10.4	Supplemental Executive Retirement Agreement between Berkshire Bank and Sean A. Gray (incorporated herein by reference from the Exhibits to the Form 8-K as filed on February 22, 2019)
10.5	Employment Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank, Brookline Bank and Sean A. Gray (11)
10.7	Form of Split Dollar Agreement entered into with Sean A. Gray (incorporated herein by reference from the Exhibit to the Form 8-K as filed on January 19, 2011)
10.8	Berkshire Bank Executive Long-Term Care Insurance Plan (incorporated herein by reference from the Exhibits to the Form 8-K as filed on January 23, 2015)
10.9	Berkshire Hills Bancorp, Inc. 2018 Equity Incentive Plan (incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 6, 2018)
10.11	Berkshire Hills Bancorp, Inc. 2022 Equity Incentive Plan (incorporated herein by reference from the Appendix to the Proxy Statement as filed on April 8, 2022)

Exhibit	Description
10.12
Form of Securities Purchase Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., and the other parties identified therein. (incorporated herein by reference from the Form 8-K as filed on December 16, 2024)

10.13
Form of Registration Rights Agreement, dated December 16, 2024, by and among Berkshire Hills Bancorp, Inc., and the other parties identified therein. (incorporated herein by reference from the Form 8-K as filed on December 16, 2024)

10.14
Retention Agreement, dated as of December 15, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Jacqueline Courtwright (incorporated by reference from Exhibits of the Form 8-K filed on September 2, 2025)

10.15
Retention Agreement, dated as of December 15, 2024, by and among Berkshire Hills Bancorp, Inc., Berkshire Bank and Wm. Gordon Prescott (incorporated by reference from Exhibits of the Form 8-K filed on September 2, 2025)

10.16	Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference from Exhibits of the Form S-8 filed on September 10, 2025)
10.17
Form of Restricted Stock Award Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference from Exhibits of the Form S-8 filed on September 10, 2025)

10.18
Form of Restricted Stock Unit Award Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference from Exhibits of the Form S-8 filed on September 10, 2025)

10.19
Form of Incentive Stock Option Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference from Exhibits of the Form S-8 filed on September 10, 2025)

10.2
Form of Non-Qualified Stock Option Agreement under the Beacon Financial Corporation 2025 Stock Option And Incentive Plan (incorporated by reference from Exhibits of the Form S-8 filed on September 10, 2025)

10.21
Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.22
Amendment to the Employment Agreement, dated July 25, 2018, by and among the Brookline Bancorp, Inc., Brookline Bank and Paul Perrault (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.23
Second Amendment to the Employment Agreement, dated March 10, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.24
Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.25
Fourth Amendment to the Employment Agreement, dated April 28, 2023, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.26
 Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Carl M. Carlson (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)

10.27	Retention Bonus Agreement, dated February 26, 2025, by and between Brookline Bancorp, Inc. and Carl M. Carlson (incorporated by reference from Exhibits of the Form 10-Q filed on November 10, 2025)
10.28*	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Michael W. McCurdy
10.29*	Retention Bonus Agreement, dated February 26, 2025, by and between Brookline Bancorp, Inc. and Michael W. McCurdy
10.3*	Employment Agreement, dated February 26, 2025, by and among Berkshire Hills Bancorp, Inc., Brookline Bank, and Mark J. Meiklejohn
19*	Beacon Financial Corporation Policy Regarding Insider Trading
21*	Subsidiary Information
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
97*	Beacon Financial Corporation Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement
(c)Other Required Financial Statements and Schedules
Not applicable.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2026	BEACON FINANCIAL CORPORATION
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial and Strategy Officer (Principal Financial Officer and Principal Accounting Officer)
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ DAVID M. BRUNELLE	By:	/s/ WILLIAM H. HUGHES III
	David M. Brunelle, Lead Director		William H. Hughes III, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ MARY ANNE CALLAHAN	By:	/s/ SYLVIA MAXFIELD
	Mary Anne Callahan, Director		Sylvia Maxfield, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ JOANNE CHANG	By:	/s/ BOGDAN NOWAK
	Joanne Chang, Director		Bogdan Nowak, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ NINA A. CHARNLEY	By:	/s/ JOHN M. PEREIRA
	Nina A. Charnley, Director		John M. Pereira, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ MIHIR A. DESAI	By:	/s/ KARYN POLITO
	Mihir A. Desai Director		Karyn Polito, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ ERIC S. ROSENGREN
	Margaret Boles Fitzgerald, Director		Eric S. Rosengren, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ WILLARD I. HILL, JR.	By:	/s/ MERRILL W. SHERMAN
	Willard I. Hill, Jr., Director		Merrill W. Sherman, Director
	Date: March 2, 2026		Date: March 2, 2026

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Director
Date: March 2, 2026

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
The management of Beacon Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Beacon Financial Corporation's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Beacon Financial Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on those criteria.
The merger of Brookline Bancorp, Inc. and Berkshire Hills Bancorp, Inc. was completed on September 1, 2025. The Company acquired certain assets and assumed certain liabilities of Berkshire Hills Bancorp, Inc on September 1, 2025. As permitted by the guidance issued by the Office of the Chief Accountant and the Division of Corporate Finance of the SEC, the scope of management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025, excludes the internal control over financial reporting associated with total acquired assets of approximately $12.1 billion and total revenues associated with the acquired assets and liabilities assumed of approximately $152 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. See Note 2, Business Combinations, to the consolidated financial statements for further information.
Beacon Financial Corporation's independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ CARL M. CARLSON
Paul A. Perrault	Carl M. Carlson
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial and Strategy Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Beacon Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Beacon Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Berkshire Hills Bancorp, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Berkshire Hills Bancorp, Inc.’s internal control over financial reporting associated with total assets of $12.1 billion and total revenues of $152 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Berkshire Hills Bancorp, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
                    /s/ KPMG LLP
Boston, Massachusetts
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Beacon Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Beacon Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair value measurement of loans and the core deposit intangible asset acquired in the business combination
As discussed in Note 2 to the consolidated financial statements, on September 1, 2025, the Company completed the merger of equals between Brookline Bancorp, Inc. and Berkshire Hills Bancorp. The transaction was treated as a business combination and was accounted for as a reverse merger. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. As part of the merger, the Company acquired loans with a fair value of $9.1 billion and a core deposit intangible (CDI) asset with a fair value of $174.4 million. The fair value of the loan portfolio was estimated using a discounted cash flow methodology, with assumptions applied based on pools of loans with similar characteristics. The valuation was based on the remaining maturity and repricing characteristics of the loans and considered assumptions related to prepayment rates, expected credit losses, and the discount rate. Expected credit losses were estimated using probability of default (PD) and loss given default (LGD) assumptions. Projected cash flows were discounted to present value using market based risk adjusted rates reflective of interest rate, servicing, credit, liquidity risk, and required equity return for similar loans. The fair value of the CDI asset was estimated using a discounted cash flow methodology, with assumptions applied based on groupings of core deposits with similar characteristics. The valuation considered expected customer attrition, net maintenance costs, interest costs on deposits, and the alternative cost of funds to estimate net cost savings over the economic life of the deposit relationship discounted to present value, and aggregated to determine the fair value of the CDI asset.
We identified the evaluation of the fair value measurements of the acquired loans and CDI asset as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment of the fair value measurements involved an evaluation of the (1) fair value measurement methodologies, and (2) acquired loan fair value measurement key assumptions, including discount rate, PD and LGD; and (3) CDI asset fair value measurement key assumptions, including the discount rate and expected customer attrition.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurements of acquired loans and the CDI asset including controls over the (1) development of the overall fair value methodologies, and (2) determination of the key assumptions including the discount rate, PD and LGD for the acquired loans, and (3) determination of the key assumptions including the discount rate and expected customer attrition for the CDI asset. We evaluated the Company’s process to develop the fair values of the acquired loans and the CDI asset by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions.
We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the appropriateness of the valuation methodologies used by management to estimate the fair value of certain acquired loans and the CDI asset for compliance with U.S. generally accepted accounting principles.
•evaluating the discount rate used to discount projected loan cash flows by comparing the inputs and risk adjustments used to derive risk adjusted market rates to relevant external market information and assessing whether the assumption was applied consistently within the valuation model.
•evaluating the PD and LGD used to adjust projected loan cash flows by comparing management’s assumptions to relevant external market information and assessing whether the assumptions were consistent with market participant expectations and applied consistently across loan pools.
•evaluating the CDI asset discount rate by independently assessing key market based inputs used in developing the cost of equity and comparing management’s selected discount rate to an independently developed expectation range for the cost of equity.
•evaluating the expected customer attrition used in the CDI asset valuation by comparing management’s attrition assumptions to relevant industry and market information and assessing whether the assumption was applied consistently in the valuation model.
Assessment of the collective allowance for credit losses
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2025 was $252.8 million, of which a portion related to the allowance for credit losses for the Company’s core commercial real estate (CRE) and commercial (C&I) loans and leases and for the Legacy Berkshire loans and leases evaluated on a collective basis (the collective ACL). The collective ACL is determined using multiple quantitative models developed by third party vendors. For the Company’s core loan portfolios, expected credit losses are estimated using lifetime loss rate models (core CRE and C&I models), which calculate the expected losses over the life of the loan based on the exposure at default, loan attributes, prepayment assumptions, and reasonable and supportable economic forecasts. The core CRE and C&I models segment the portfolios by loan level attributes, such as loan type, loan size, date of origination, delinquency status, and risk ratings to create loan pools with similar risk characteristics in estimating expected losses. In addition, for loan portfolios acquired in connection with the merger, the Company estimates expected credit losses using a historical loss rate model based on the historical performance of various loan segments, which are segmented primarily by FDIC code, estimates of each segment’s weighted average life, and a statistical model to capture the impact of future economic conditions on the base loss rates (Legacy Berkshire model). The core CRE and C&I models and Legacy Berkshire model incorporate reasonable and supportable forecasts of various macro-economic variables using multiple probability weighted economic forecast scenarios. For the core CRE and C&I models, reasonable and supportable economic forecasts and reversion to long-term economic conditions are embedded within the vendor provided economic forecast scenarios applied over the remaining life of the loans. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years. For the Legacy Berkshire model, the Company applies an explicit reasonable and supportable forecast period of seven quarters, after which economic assumptions revert, using a straight-line reversion method over four quarters, to long term historical averages. The Company further calibrates expected losses for each of the core CRE and C&I models using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors designed to address model limitations.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology , including the methods and models used to estimate (1) the loss rates and their significant assumptions, including the weighting of the economic forecast scenarios, (2) the scalar applied to the core CRE and C&I models, and (3) certain qualitative factors, including the significant assumptions used in the measurement of the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the core CRE and C&I models and conceptual soundness of the Legacy Berkshire model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including over the:
•evaluation of the collective ACL methodology
•continued use and conceptual soundness of the core CRE and C&I models and Legacy Berkshire model
•identification and determination of the significant assumptions used in the core CRE and C&I models and Legacy Berkshire model
•performance monitoring of the core CRE and C&I models
•evaluation of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors for the core CRE and C&I models and Legacy Berkshire model
•analysis of the collective ACL results and trends.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the core CRE and C&I models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the core CRE and C&I models and Legacy Berkshire model by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology utilized to incorporate reasonable and supportable economic forecast scenarios and related weightings used for each macro-economic variable by comparing it to the Company’s business environment and relevant industry practices
•assessing the scalar used to calibrate the core CRE and C&I models by evaluating the appropriateness of the peer group based on similar operations and asset bases to the Company and comparing to specific portfolio risk characteristics
•evaluating the methodology used to develop certain qualitative factors and their significant assumptions and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the core CRE and C&I models and Legacy Berkshire model.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.

                    /s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
March 2, 2026

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2025	2024
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$201,557	$64,673
Short-term investments	1,840,188	478,997
Total cash and cash equivalents	2,041,745	543,670
Investment securities available-for-sale	1,688,768	895,034
Total investment securities	1,688,768	895,034
Allowance for investment security losses	(94)	(82)
Net investment securities	1,688,674	894,952
Loans and leases:
Commercial real estate loans	10,012,094	5,716,114
Commercial loans and leases	3,947,363	2,506,664
Consumer loans	4,070,095	1,556,510
Total loans and leases	18,029,552	9,779,288
Allowance for loan and lease losses	(252,839)	(125,083)
Net loans and leases	17,776,713	9,654,205
Restricted equity securities	87,438	83,155
Premises and equipment, net of accumulated depreciation of $112,926 and $103,466, respectively	162,474	86,781
Right-of-use asset operating leases	82,817	43,527
Deferred tax asset	149,487	56,620
Goodwill	351,613	241,222
Identified intangible assets, net of accumulated amortization of $29,118 and $16,526, respectively	189,562	17,461
OREO and repossessed assets, net	2,591	1,103
Cash surrender value of bank-owned life insurance policies	334,442	84,448
Other assets	352,816	198,182
Total assets	$23,220,372	$11,905,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$4,032,529	$1,692,394
Interest-bearing deposits:
NOW accounts	1,445,894	617,246
Savings accounts	2,954,029	1,721,247
Money market accounts	6,515,306	2,116,360
Certificate of deposit accounts	4,156,540	1,885,444
Brokered deposit accounts	410,359	868,953
Total interest-bearing deposits	15,482,128	7,209,250
Total deposits	19,514,657	8,901,644
Borrowed funds:
Advances from the FHLB	555,788	1,355,926
Subordinated debentures and notes	198,572	84,328
Other borrowed funds	34,000	79,592
Total borrowed funds	788,360	1,519,846
Operating lease liabilities	90,713	44,785
Mortgagors' escrow accounts	15,508	15,875
Reserve for unfunded credits	13,746	5,981
Accrued expenses and other liabilities	301,327	195,256
Total liabilities	20,724,311	10,683,387

Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 96,998,075 shares issued, respectively	896	970
Additional paid-in capital	2,171,885	902,584
Retained earnings	485,862	458,943
Accumulated other comprehensive (loss) income	(20,002)	(52,882)
Treasury stock, at cost; 5,545,511 shares and 7,019,384 shares, respectively	(142,580)	(87,676)
Total stockholders' equity	2,496,061	1,221,939
Total liabilities and stockholders' equity	$23,220,372	$11,905,326
See accompanying notes to consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$767,554	$587,929	$533,739
Debt securities	40,775	26,252	29,648
Restricted equity securities	4,891	5,786	5,571
Short-term investments	19,568	8,554	8,329
Total interest and dividend income	832,788	628,521	577,287
Interest expense:
Deposits	280,500	232,963	175,665
Borrowed funds	49,182	65,973	61,911
Total interest expense	329,682	298,936	237,576
Net interest income	503,106	329,585	339,711
Provision for credit losses on loans and unfunded commitments	41,380	22,003	37,868
Provision (recovery) for credit losses on investments	12	(359)	339
Net interest income after provision for credit losses	461,714	307,941	301,504
Non-interest income:
Deposit fees	19,681	10,548	11,611
Loan fees	4,058	2,394	2,036
Loan level derivative income, net	1,422	1,658	3,890
Gain on sales of investment securities, net	—	—	1,704
Gain on sales of loans and leases	5,617	951	2,581
Wealth management fees	9,748	5,990	4,624
Other	9,367	4,074	5,488
Total non-interest income	49,893	25,615	31,934
Non-interest expense:
Compensation and employee benefits	191,203	143,723	138,895
Occupancy	29,868	22,056	20,203
Equipment and data processing	44,717	27,374	27,004
Professional services	8,089	7,133	7,226
FDIC insurance	7,812	8,044	7,844
Advertising and marketing	5,979	5,240	4,724
Amortization of identified intangible assets	15,225	6,746	7,840
Merger and restructuring expense	61,697	4,201	7,411
Other	25,155	17,348	18,377
Total non-interest expense	389,745	241,865	239,524
Income before provision for income taxes	121,862	91,691	93,914
Provision for income taxes	31,591	22,976	18,915
Net income	90,271	68,715	74,999
Earnings per common share:
Basic	$1.03	$0.77	$0.85
Diluted	1.03	0.77	0.85
Weighted average common shares outstanding during the year:
Basic	87,377,933	88,983,248	88,230,681
Diluted	87,701,567	89,302,304	88,450,646
Dividends declared per common share	$0.728	$0.540	$0.540

See accompanying notes to consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Net income	$90,271	$68,715	$74,999

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	41,905	(1,704)	9,560
Income tax (expense) benefit	(8,780)	532	(1,913)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	33,125	(1,172)	7,647

Cash flow hedges:
Change in fair value of cash flow hedges	189	(3,620)	(2,829)
Income tax (expense) benefit	(209)	876	803
Net change in fair value of cash flow hedges, net of taxes	(20)	(2,744)	(2,026)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(1,875)	(4,036)	(3,632)
Income tax (expense) benefit	480	1,034	945
Net reclassification adjustment for change in fair value of cash flow hedges	(1,395)	(3,002)	(2,687)

Net change in fair value of cash flow hedges	1,375	$258	661

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(2,119)	1,127	1,135
Income tax (expense) benefit	499	(297)	(294)
Net adjustment of accumulated obligation for postretirement benefits	(1,620)	830	841

Other comprehensive gain (loss), net of taxes	32,880	(84)	9,149

Comprehensive income	123,151	68,631	84,148

See accompanying notes to consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2025, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net income	—	—	90,271	—	—	90,271
Impact of Merger between Brookline and Berkshire	(74)	1,268,308	82	—	(53,320)	1,214,996
Other comprehensive income (loss)	—	—	—	32,880	—	32,880
Common stock dividends of $0.728 per share	—	—	(63,119)	—	—	(63,119)
Restricted stock awards, net of awards surrendered	—	(5,226)	—	—	(1,837)	(7,063)
Options exercised	—	—	(15)	—	253	238
Compensation under recognition and retention plans	—	6,219	(300)	—	—	5,919
Balance at December 31, 2025	$896	$2,171,885	$485,862	$(20,002)	$(142,580)	$2,496,061

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net income	—	—	68,715	—	—	68,715
Other comprehensive income (loss)	—	—	—	(84)	—	(84)
Common stock dividends of $0.540 per share	—	—	(48,058)	—	—	(48,058)
Restricted stock awards, net of awards surrendered	—	(3,891)	—	—	3,233	(658)
Compensation under recognition and retention plans	—	3,816	(436)	—	—	3,380
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$992,125
Net income	—	—	74,999	—	—	74,999
PCSB acquisition	118	167,212	—	—	—	167,330
Other comprehensive income (loss)	—	—	—	9,149	—	9,149
Common stock dividends of $0.540 per share	—	—	(47,926)	—	—	(47,926)
Restricted stock awards, net of awards surrendered	—	(4,720)	—	—	3,964	(756)
Compensation under recognition and retention plans	—	4,093	(370)	—	—	3,723
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644

See accompanying notes to consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Cash flows from operating activities:
Net income	$90,271	$68,715	$74,999
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	41,392	21,644	38,207
Proceeds from sales of loans and leases held-for-sale, net	83,330	—	—
Deferred income tax expense	22,348	409	16,167
Depreciation of premises and equipment	9,553	7,890	8,159
Accretion of investment securities deferred, net	(9,953)	(5,657)	(8,658)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(20,885)	(6,682)	(4,708)
Amortization of identified intangible assets	15,225	6,746	7,840
Amortization of debt issuance costs	100	100	100
Amortization (accretion) of other acquisition fair value adjustments, net	(1,749)	1,313	(1,611)
Gain on sales of investment securities, net	—	—	(1,704)
Gain on sales of loans and leases	(5,617)	(951)	(2,581)
Loss on sales of OREO and other repossessed assets	153	—	4
Write-down of OREO and other repossessed assets	412	574	181
Compensation under recognition and retention plans	5,919	3,380	3,723
Net change in:
Cash surrender value of bank-owned life insurance	(3,015)	(2,017)	(1,269)
Impairment of BankRI trade name	1,089	—	—
Other assets	85,243	6,590	13,758
Accrued expenses and other liabilities	(89,372)	2,900	(26,010)
Net cash provided from operating activities	224,444	104,954	116,597

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	176,312	—	229,981
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	189,964	173,996	272,419
Purchases of investment securities available-for-sale	(33,126)	(148,476)	(362,905)
Proceeds from redemption/sales of restricted equity securities	83,643	32,834	48,489
Purchase of restricted equity securities	(60,488)	(38,394)	(50,775)
Proceeds from sales of loans and leases held-for-investment, net	300,822	109,742	244,133
Net decrease (increase) in loans and leases	570,003	(265,919)	(955,593)
Net cash and cash equivalents acquired in acquisition	1,084,095	—	(80,209)
Purchase of premises and equipment, net	(12,288)	(4,985)	(12,357)
Proceeds from sales of OREO and other repossessed assets	1,473	1,599	1,552
Net cash provided from (used for) investing activities	2,300,410	(139,603)	(665,265)

			(Continued)
See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)

Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	1,061,533	5,424	(402,552)
(Decrease) increase in certificates of deposit and brokered certificates of deposit	(733,392)	347,057	859,866
Proceeds from FHLB advances	1,057,750	1,643,100	6,155,000
Repayment of FHLB advances	(2,300,715)	(1,510,516)	(6,222,735)
(Decrease) increase in other borrowed funds, net	(46,469)	10,336	(41,529)
Decrease in mortgagors' escrow accounts, net	(367)	(1,364)	(678)
Payment of dividends on common stock	(63,119)	(48,058)	(47,926)
Payment of income taxes for shares withheld in share based activity	(2,000)	(687)	(710)
Net cash (used for) provided from financing activities	(1,026,779)	445,292	298,736
Net increase (decrease) in cash and cash equivalents	1,498,075	410,643	(249,932)
Cash and cash equivalents at beginning of year	543,670	133,027	382,959
Cash and cash equivalents at end of year	$2,041,745	$543,670	$133,027

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$328,862	$291,428	$238,396
Income taxes	14,968	13,085	8,632
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$(79,859)	$—	$—
Transfer from loans to OREO and other repossessed assets	1,142	1,582	3,023
Acquisitions of Berkshire Hills Bancorp, Inc. in 2025 and PCSB Financial Corporation in 2023:
Fair value of assets acquired, net of cash and cash equivalents acquired	$11,170,597	$—	$1,931,528
Fair value of liabilities assumed	11,044,057	—	1,676,110
Common stock issued	—	—	118

See accompanying notes to consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The Company and the Bank are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, the Bank is subject to supervision, examination and regulation by Massachusetts Division of Banks. Clarendon Private is also subject to regulation by the SEC.
The FDIC offers insurance coverage on all deposits up to $250,000 per depositor. As FDIC-insured depository institution, the Bank is also subject to supervision, examination and regulation by the FDIC.
Basis of Financial Statement Presentation
The Company's consolidated financial statements have been prepared in conformity with U.S. GAAP as set forth by the FASB in its Accounting Standards Codification and through the rules and interpretive releases of the SEC under the authority of federal securities laws.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the ACL and the determination of fair market values of assets and liabilities.
The judgments used by management in applying these significant estimates may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan and lease portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods, and the inability to collect outstanding principal may result in increased loan and lease losses.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year's presentation.
Cash and Cash Equivalents
For purposes of reporting asset balances and cash flows, cash and cash equivalents includes cash on hand and due from banks (including cash items in process of clearing), interest-bearing deposits with banks, federal funds sold, money market mutual funds and other short-term investments with original maturities of three months or less. Cash and cash equivalents are held at major institutions and are subject to credit risk to the extent those balances exceed applicable FDIC or Securities Investor Protection Corporation limitations.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," "held-to-maturity," or "held-for-trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the FHLB of Boston, the Federal Reserve Bank of Boston, and other restricted equities are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. As of December 31, 2025 and 2024, the Company did not hold any securities as held-to-maturity. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2025 and 2024, the Company did not hold any securities as held-for-trading. As of December 31, 2025 and 2024, the Company did not make any adjustments to the prices provided by the third-party pricing service.
Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in non-interest income. Interest and dividends on securities are recorded using the accrual method. Premiums and discounts on securities are amortized or accreted into interest income using the level-yield method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of MBSs and CMOs. These estimates of prepayment assumptions are made based upon the actual performance of the underlying security, current interest rates, the general market consensus regarding changes in mortgage interest rates, the contractual repayment terms of the underlying loans, the priority rights of the investors to the cash flows from the mortgage securities and other economic conditions. When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase, with a corresponding charge or credit to interest income.
Restricted Equity Securities
The Company invests in the stock of the FHLB of Boston, the Federal Reserve Bank of Boston, and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the FHLB, is required to maintain investments in the capital stock of the FHLB equal to its membership base investments plus an activity-based investment determined according to the Banks level of outstanding FHLB advances. The Company has also purchased Federal Reserve Bank of Boston stock which is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2025 and 2024, no impairment has been recognized.
Loans
Loans and Leases
Loans the Company originates for the portfolio, and for which it has the intent and ability to hold to maturity, are reported at amortized cost, inclusive of deferred loan origination fees and expenses, less unadvanced funds due to borrowers on loans and the allowance for loan and lease losses.
Interest income on loans and leases originated for the portfolio is accrued on unpaid principal balances as earned. Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred amounts are recognized for fixed-rate loans over the contractual life of the loans and for adjustable-rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at the

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
origination date. If a loan is prepaid, the unamortized portion of the loan origination costs, including third party referral related costs not subject to rebate from the dealer, is charged to income.
Loans and Leases Held-for-Sale
Management identifies and designates certain newly originated loans and leases for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans and leases are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale. The Company had no loans and leases held-for-sale as of December 31, 2025 and 2024.
Nonperforming Loans
Nonaccrual Loans
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio. The Company has defined the population of impaired loans to include nonaccrual loans.
When the ultimate collectability of the total principal of an impaired loan or lease is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan or lease is not in doubt and the loan or lease is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.
The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent and its payment is expected solely based on the underlying collateral. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Company will either obtain a new appraisal or use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral.
Interest collected on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectability of principal. If management does not consider a loan ultimately collectible within an acceptable time frame, payments are applied as principal to reduce the loan balance. If full collection of the remaining recorded investment should subsequently occur, interest receipts are recorded as interest income on a cash basis.
Loan Modifications
In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, whether the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, if the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, if the debtor has securities that have been delisted or are in the process of being delisted, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
Disclosable modifications under current guidance include principal forgiveness, interest rate reductions, significant payment delays, maturity extensions, or any combination of the aforementioned modifications. The Company tracks and discloses the performance of these modifications with respect to delinquency and re-modification status.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The current guidance also eliminates the requirement to measure the allowance using a DCF methodology, and allows for a portfolio-based methodology for modified loans to troubled borrowers. If the DCF approach is still utilized for individually evaluated loans, the discount rate used must be the modified effective interest rate, rather than the original effective interest rate. Typically, modified loans to troubled borrowers are Substandard credits and are already evaluated for impairment on an individual basis.
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
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The Bank’s core ACL process uses CRE, C&I, and retail lifetime loss rate models (core models) to calculate a lifetime loss rate based on loan attributes and reasonable and supportable economic forecasts. This lifetime loss rate is then applied to exposure at default. The exposure at default considers the current unpaid balance and expected utilization assumptions for unfunded commitments. Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, delinquency status, and risk ratings to create loan pools with similar risk characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. The historical data used to develop the model, including the observation period vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a LEQ factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Loans acquired in connection with the Transaction have losses estimated using a historical loss rate model (Legacy Berkshire model) based on the historical performance of various loan segments, which are segmented primarily by FDIC code, estimates of each segment’s weighted average life, and a statistical model to capture the impact of reasonable and supportable economic forecasts on the base loss rates.
The ACL estimate for both the Banks core models and Legacy Berkshire model incorporates reasonable and supportable forecasts of various macro-economic variables using multiple probability weighted economic scenarios. For the Bank’s core models, reasonable and supportable economic forecasts and reversion to long-term economic conditions are embedded within the vendor provided economic scenarios applied over the remaining life of the loans. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years.
For the Legacy Berkshire model, management applies an explicit reasonable and supportable forecast period of seven quarters, using a straight-line reversion method over four quarters, after which economic assumptions revert to long term historical averages. The Bank elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are updated to reflect facts and circumstances as of the financial statement date. For the core models, the Bank calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Bank and comparing these peer group loss rates to the model results.
As of December 31, 2025, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within certain portfolios (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the provision of $24.8 million at December 31, 2025, of which $5.6 million is related to the Legacy Berkshire portfolio. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
An ACL on loans individually evaluated for impairment is established when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
Liability for Unfunded Commitments
In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan and lease losses.
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization, except for land which is carried at cost. Premises and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements.
Costs related to internal-use software development projects that provide significant new functionality are capitalized. Internal-use software is software acquired or modified solely to meet the Company's needs and for which there is no plan to market the software externally. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the remaining estimated life of the software. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred.
Leases
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have terms ranging from 1 year to over 18 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. Right-of-use lease assets are carried on the balance sheet at amortized cost and corresponding lease liabilities are carried on the balance sheet at present value of the future minimum lease payments, adjusted for any initial direct costs and incentives. All of the Company's current outstanding leases are classified as operating leases.
Bank-Owned Life Insurance
BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for its benefit obligations to its employees, including its retirement obligations and SERPs.
Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. Cash proceeds, if any, are classified as cash flows from investing activities.
The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually, and BOLI with any individual carrier is limited to 10% of the Company's capital. Total BOLI is limited to 25% of the Company's capital.
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
than its carrying value, or, if for any other reason the Company determines it to be appropriate, then a quantitative assessment will be performed. If a quantitative analysis were performed, management would select a sample of comparable acquisitions and calculate the control premium associated with each sale. The Company’s market capitalization would then be times by the sampled control premium allowing management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. During the year ended December 31, 2025, the Company wrote off the trade name associated with BankRI in connection with the Bank Mergers. There were no impairment losses relating to other intangible assets recorded during the years ended December 31, 2025 and 2024. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
OREO and Other Repossessed Assets
OREO and other repossessed assets consists of properties acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral. OREO and other repossessed assets which consist of vehicles and equipment, if any, are recorded initially at estimated fair value less costs to sell, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed or repossessed asset is charged to the allowance for loan and lease losses. Such evaluations are based on an analysis of individual properties/assets as well as a general assessment of current real estate market conditions. Subsequent declines in the fair value of the foreclosed or repossessed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed or repossessed assets is included in other non-interest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed and repossessed assets are included in other non-interest expense. Certain costs used to improve such properties are capitalized. Gains and losses from the sale of OREO and other repossessed assets are reflected in non-interest expense when realized. Together with nonperforming loans, OREO and repossessed assets comprise nonperforming assets.
Derivatives
The Company utilizes loan level derivatives which consists of interest rate contracts (swaps, caps and floors), and risk participation agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging". These derivatives designated as cash flow hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments.
Loan level derivatives and foreign exchange contracts entered into on behalf of our customers are designated as economic hedges and are recorded at fair value within other assets or liabilities. Changes in the fair value of these non hedging derivatives are recorded directly through earnings at each reporting period.
Transfer of Financial Assets
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
Employee Benefits
Costs related to the Company's 401(k) plan are recognized in current earnings. Costs related to the Company's nonqualified deferred compensation plan, SERPs and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits and defined pension plans are recognized through comprehensive income in the year in which changes occur.
The fair value of restricted stock awards and stock option grants are determined as of the grant date and are recorded as compensation expense over the period in which the shares of restricted stock awards and stock options vest. Forfeitures are accounted for as they occur.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Fair Value Measurements
ASC 820-10, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.
A fair-value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs are included in ASC 820. The fair value hierarchy is as follows:
Level 1: Inputs are unadjusted quoted prices in active markets for assets and liabilities identical to those reported at fair value.
Level 2: Inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3: Inputs are unobservable inputs for an asset or liability that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. These inputs are used to determine fair value only when observable inputs are not available.
Earnings per Common Share
EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of Treasury shares and unvested shares of restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Management evaluated the "two class" method and concluded that the method did not apply to the Company's EPS calculation.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Tax positions that are more likely than not to be sustained upon a tax examination are recognized in the Company's financial statements to the extent that the benefit is greater than 50% likely of being recognized. Interest resulting from underpayment of income taxes is classified as income tax expense in the first period the interest would begin accruing according to the provision of the relevant tax law. Penalties resulting from underpayment of income taxes are classified as income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company's judgment changes regarding an uncertain tax position.
For new ITCs, the Company chose to apply the flow-through method and immediately recognize the ITC benefit in income tax expense, as opposed to deferring.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Business Combinations
Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases and core deposit intangible. The excess of the cost of acquisition over these fair values is recognized as goodwill.
Treasury Stock
Any shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for employee restricted stock awards upon vesting. All treasury stock is held at cost.
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
The Company's banking business provided substantially all of its total revenues and pre-tax income in 2025, 2024 and 2023. Therefore, the Company has determined to be a single segment.
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 as of January 1, 2025. The adoption did not have a material impact on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"). This ASU aligns the initial recognition of the allowance for loan losses on purchased loans between PCD and non‑PCD assets by applying the gross‑up approach previously required only for PCD loans. The Company elected to adopt this ASU effective January 1, 2025, and applied it to the Transaction (as defined below) completed in the third quarter, as permitted under the guidance.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
As the legal acquirer, the Company issued 37.7 million shares of common stock in connection with the merger, which represented approximately 45% of the voting interests upon completion of the merger. In accordance with U.S. GAAP, the purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition. Therefore, the first step in calculating the purchase price of the Merger is to determine the ownership of the combined company following the Merger.
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
The purchase price was calculated based on the number of hypothetical shares of Legacy Brookline common stock issued to Company stockholders multiplied by the share price, as summarized in the following table (amounts in thousands):

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The following table provides the purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The Company recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates were considered preliminary as of December 31, 2025, and subject to adjustment for up to one year after the Merger Date. While the Company believes the information available on the Merger Date provided a reasonable basis for estimating fair value, the Company expects it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company is able to determine all necessary information about the facts and circumstances that existed as of the Merger Date has been obtained. As of December 31, 2025, all of the fair value determinations are preliminary with the exception of those assets and liabilities where carrying value has been determined to reasonably represent fair value.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(In Thousands)
Fair value of consideration transferred:
Value of hypothetical legacy Brookline shares transferred	$1,209,451
Conversion of Company stock options	1,147
Cash paid for fractional shares	49
Total purchase consideration	1,210,647

Fair value of assets acquired:
Cash and due from banks	105,440
Short-term investments	978,667
Investment securities available-for-sale	1,102,464
Loans held for sale	3,471
Loans held for investment	9,081,447
Premises and equipment	73,368
Bank owned life insurance	246,979
Accrued interest receivable	49,717
Core deposit intangible asset	174,415
Customer relationships intangible asset	14,000
Other assets	314,345
Total assets acquired	12,144,313

Fair value of liabilities assumed:
Deposits	10,287,573
Borrowings	559,402
Accrued expenses and other liabilities	197,082
Total liabilities assumed	11,044,057
Net assets acquired	1,100,256
Goodwill	$110,391
The Company recorded $110.4 million of goodwill in connection with the Transaction, none of which is deductible for tax purposes. The amount of goodwill recorded reflects the synergies and operational efficiencies that are expected to result from the Transaction. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Loans, net – The fair value of the acquired loan portfolio was estimated using a discounted cash flow methodology, with assumptions applied based on pools of loans with similar characteristics. The valuation was based on the remaining maturity and repricing characteristics of the loans and considered assumptions related to prepayment rates, expected credit losses, and the discount rate. Expected credit losses were estimated using probability of default and loss given default assumptions. Projected cash flows were discounted to present value using market‑based risk‑adjusted rates reflective of interest rate, servicing, credit, liquidity risk, and required equity return for similar loans.
Premises and equipment – The fair values of premises are based on a market approach, by obtaining third-party appraisals and broker opinions of value for land, office and branch space. For other assets included in premises and equipment, the carrying value of the assets was determined to approximate fair value.
Core deposit intangible – The core deposit intangible represents the economic benefit derived from the acquired core deposits due to their lower cost of funding relative to the Company’s marginal cost of funds. The fair value was estimated using a discounted cash flow methodology, with assumptions applied based on groupings of core deposits with similar characteristics. The valuation considered expected customer attrition, net maintenance costs associated with servicing the deposit base, interest costs on customer deposits, and the alternative cost of funds. The cash flows from estimated net cost savings derived from the acquired core deposits were projected over the estimated economic life of the deposit relationships, discounted to present value, and aggregated to determine the fair value of the core deposit intangible. The intangible asset is being amortized over 12 years using the sum‑of‑the‑years‑digits method, based upon the period over which the estimated economic benefits are expected to be realized.
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
Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. PCD are loans that have experienced more than insignificant credit deterioration since origination. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Non-PCD loans are given the same treatment as PCD loans as a result of the Company adopting ASU 2025-08 as of January 1, 2025.
The Company's operating results for the year ended December 31, 2025 include the operating results of the acquired assets and assumed liabilities of the Company subsequent to the Merger Date.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company recorded merger related expenses of $61.7 million during the year ended December 31, 2025.
The following table presents unaudited pro forma information as if the Transaction had occurred on January 1, 2024. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2024. The pro forma information is not indicative of what would have occurred had the merger occurred as of the beginning of the year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the merger and the effects of the balance sheet repositioning completed subsequent to the merger. As a result, actual amounts differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	December 31,
	2025	2024
	(In Thousands)
Net interest income	796,797	742,222
Non-interest income	105,425	74,029
Net income before income taxes	176,008	52,178
(3) Cash, Cash Equivalents and Short-Term Investments
Aggregate reserve balances included in cash and cash equivalents were $1.9 billion and $0.5 billion, respectively, as of December 31, 2025 and 2024.
Short-term investments are summarized as follows:

	At December 31,
	2025	2024
	(In Thousands)
FRB interest bearing reserve	$1,823,591	$470,706
FHLB overnight deposits	16,597	8,291
Total short-term investments	$1,840,188	$478,997
Short-term investments are stated at cost which approximates market value.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,449	$512	$12,284	$173,677
GSE CMOs	500,446	2,784	6,660	496,570
GSE MBSs	334,476	3,009	11,740	325,745
Municipal obligations	231,924	8,305	13	240,216
Corporate debt obligations	39,209	863	49	40,023
U.S. Treasury bonds	424,214	1,727	13,904	412,037
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,716,218	$17,200	$44,650	$1,688,768

	At December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$225	$19,030	$176,294
GSE CMOs	62,567	4	7,028	55,543
GSE MBSs	166,843	63	18,621	148,285
Municipal obligations	20,526	19	291	20,254
Corporate debt obligations	12,140	225	78	12,287
U.S. Treasury bonds	506,714	331	25,173	481,872
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$964,389	$867	$70,222	$895,034
As of December 31, 2025, the fair value of all investment securities available-for-sale was $1.7 billion, with net unrealized losses of $27.5 million, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of December 31, 2025, $552.9 million, or 32.7% of the portfolio, had gross unrealized losses of $44.7 million, compared to $705.3 million, or 78.8% of the portfolio, with gross unrealized losses of $70.2 million as of December 31, 2024.
As of December 31, 2025 and 2024, the Company did not hold any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of December 31, 2025 and 2024, respectively, $1.2 billion and $792.0 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; Federal Reserve Bank borrowings; and FHLB borrowings. The Bank did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $7.2 million as of December 31, 2025, compared to $4.1 million as of December 31, 2024.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025 and 2024.
Assessment for Available-for-Sale Securities for Impairment
Investment securities as of December 31, 2025 and 2024 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$32	$1	$103,884	$12,283	$103,916	$12,284
GSE CMOs	68,184	460	45,145	6,200	113,329	6,660
GSE MBSs	79	1	114,594	11,739	114,673	11,740
Municipal obligations	9,721	11	391	2	10,112	13
Corporate debt obligations	4,943	41	2,666	8	7,609	49
U.S. Treasury bonds	—	—	203,283	13,904	203,283	13,904
Foreign government obligations	—	—	—	—	—	—
Temporarily impaired investment securities available-for-sale	82,959	514	469,963	44,136	552,922	44,650
Total temporarily impaired investment securities	$82,959	$514	$469,963	$44,136	$552,922	$44,650

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$30,753	$281	$107,750	$18,749	$138,503	$19,030
GSE CMOs	4,664	107	50,334	6,921	54,998	7,028
GSE MBSs	11,128	596	131,481	18,025	142,609	18,621
Municipal obligations	3,616	74	3,568	217	7,184	291
Corporate debt obligations	—	—	2,550	78	2,550	78
U.S. Treasury bonds	67,290	285	291,641	24,888	358,931	25,173
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities available-for-sale	117,451	1,343	587,823	68,879	705,274	70,222
Total temporarily impaired investment securities	$117,451	$1,343	$587,823	$68,879	$705,274	$70,222
The Company performs regular analysis on the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is impaired. In making these impairment determinations, management considers, among other factors, projected future cash flows; credit subordination and the creditworthiness; capital adequacy and near-term prospects of the issuers.
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a security investment is impaired and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a security is impaired and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2025. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2025. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of December 31, 2025, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $285.4 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $36.9 million as of December 31, 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, the Company owned 38 GSE debentures with a total fair value of $173.7 million, and a net unrealized loss of $11.8 million. As of December 31, 2024, the Company held 34 GSE debentures with a total fair value of $176.3 million, and a net unrealized loss of $18.8 million. As of December 31, 2025, 17 of the 38 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 23 of the 34 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the twelve months ended December 31, 2025 and 2024, the Company did not purchase any GSE debentures securities.
As of December 31, 2025, the Company owned 136 GSE CMOs with a total fair value of $496.6 million and a net unrealized loss of $3.9 million. As of December 31, 2024, the Company held 59 GSE CMOs with a total fair value of $55.5 million with a net unrealized loss of $7.0 million. As of December 31, 2025, 57 of the 136 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 57 of 59 of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the twelve months ended December 31, 2025, the Company purchased $19.9 million of GSE CMOs compared to the same period in 2024, when the Company did not purchase any GSE CMOs.
As of December 31, 2025, the Company owned 194 GSE MBSs with a total fair value of $325.7 million and a net unrealized loss of $8.7 million. As of December 31, 2024, the Company held 141 GSE MBSs with a total fair value of $148.3 million with a net unrealized loss of $18.6 million. As of December 31, 2025, 85 of the 194 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 92 of the 141 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the twelve months ended December 31, 2025, the Company did not purchase any GSE MBS securities compared to the same period in 2024, when the Company purchased $4.1 million of GSE MBS securities.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.. As of December 31, 2025, the Company owned 242 municipal obligation securities with a total fair value of $240.2 million and a net unrealized gain of $8.3 million. As of December 31, 2024, the Company owned 39 municipal obligation securities with a total fair value of $20.3 million and a net unrealized loss of $0.3 million. As of December 31, 2025, 12 of the 242 securities in this portfolio were in an unrealized loss position. During the twelve months ended December 31, 2025, the Company purchased $2.8 million of municipal securities compared to the same period in 2024 when the Company purchased $11.7 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2025, the Company owned 16 corporate obligation securities with a total fair value of $40.0 million and a net unrealized gain of $0.8 million. As of December 31, 2024, the Company held 4 corporate obligation securities with a total fair value of $12.3 million and a net unrealized gain of $0.1 million. As of December 31, 2025, 2 of the 16 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 1 of the 4 securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the twelve months ended December 31, 2025 and 2024, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2025, the Company owned 54 U.S. Treasury bonds with a total fair value of $412.0 million and a net unrealized loss of $12.2 million. As of December 31, 2024, the Company owned 65 U.S. Treasury bonds with a total fair value of $481.9 million and a net unrealized loss of $24.8 million. As of December 31, 2025, 25 of the 54 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 50 of the 65 securities in this portfolio were in unrealized loss positions. During the twelve months ended December 31, 2025 the Company purchased $9.9 million U.S. Treasury bonds compared to the same period in 2024 when the Company purchased $132.7 million, of U.S. Treasury bonds.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of December 31, 2025 and 2024, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2025, the security was held at par. As of December 31, 2024, the security was in an unrealized loss position. During the twelve months ended December 31, 2025 the Company repurchased the same type of foreign government obligation securities.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2025			2024
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$145,787	$146,092	3.89%	$103,337	$102,457	3.22%
After 1 year through 5 years	472,284	454,138	2.76%	449,289	434,608	3.32%
After 5 years through 10 years	246,784	242,931	3.56%	207,980	180,370	1.77%
Over 10 years	851,363	845,607	4.18%	203,783	177,599	3.13%
	$1,716,218	$1,688,768	3.69%	$964,389	$895,034	2.96%
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
As of December 31, 2025, issuers of debt securities with an estimated fair value of $965.2 million had the right to call or prepay the obligations. Of the $965.2 million, $12.4 million matures in less then 1 year, $111.4 million matures in 1-5 years, $157.1 million matures in 6-10 years, and $684.3 million mature after ten years. As of December 31, 2024, issuers of debt securities with an estimated fair value of $118.6 million had the right to call or prepay the obligations. Of the $118.6 million,$4.8 million matures in less than 1 year, $67.4 million matures in 1-5 years, $38.9 million matures in 6-10 years, and $7.5 million matures after ten years.
Security Sales
The Company sold investment securities available-for-sale during the twelve months ended December 31, 2025. Proceeds from the sale of investment securities available-for-sale were $176.3 million. Securities sales executed during the twelve months ended December 31, 2025 were related to the Transaction, resulting in a restructuring of the portfolio. There was no gain or loss on the sale. During the twelve months ended December 31, 2024, the Company did not sell any investment securities available-for-sale.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2025	2024
	(In Thousands)
FHLB stock	$29,382	$61,108
FRB stock	57,407	21,881
Other restricted equity securities	649	166
	$87,438	$83,155
The Company invests in the stock of the FHLB of Boston as one of the requirements to borrow. As of December 31, 2025 and 2024, FHLB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. As of December 31, 2025, the Company's investment in FHLB stock met the total stock investment requirement.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by the Banks membership in the Federal Reserve System. As of December 31, 2025 and 2024, Federal Reserve Bank stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
Other Stock—The Company invests in a small number of other restricted equity securities. As of December 31, 2025, the Company owned stock in other restricted equity securities with a carrying value of $0.6 million, compared to $0.2 million December 31, 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2025		At December 31, 2024

	Balance	Weighted Average Coupon (1)	Balance	Weighted Average Coupon (1)
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$7,235,397	5.58%	$4,027,265	5.40%
Multi-family mortgage	2,155,980	5.29%	1,387,796	5.06%
Construction	620,717	6.61%	301,053	7.00%
Total commercial real estate loans	10,012,094	5.58%	5,716,114	5.40%
Commercial loans and leases:
Commercial	2,784,152	6.34%	1,211,714	6.47%
Equipment financing	1,163,211	8.55%	1,294,950	8.27%
Total commercial loans and leases	3,947,363	6.99%	2,506,664	7.40%
Consumer loans:
Residential mortgage	3,233,425	4.82%	1,114,732	4.69%
Home equity	695,307	6.30%	377,411	7.18%
Other consumer	141,363	5.25%	64,367	6.67%
Total consumer loans	4,070,095	5.09%	1,556,510	5.38%
Total loans and leases	$18,029,552	5.78%	$9,779,288	5.91%
_________________________________________________________________________
(1) The weighted average coupon does not include the impact of amortizing premium and discounts on acquired loans.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $77.8 million and $37.5 million at December 31, 2025 and December 31, 2024, respectively, and were included in other assets in the accompanying Consolidated Balance Sheets.

The net unamortized deferred loan origination costs and premium and discount on acquired loans included in total loans and leases were $(237.6) million and $(19.6) million as of December 31, 2025 and 2024, respectively. The $218 million increase in 2025 was primarily driven by the discount determined on the loan portfolio assumed in the Transaction.

Related Party Loans
The Bank's authority to extend credit to their respective directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, the extensions of credit to insiders must be approved by the Bank's Board of Directors.
The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2025	2024
	(Dollars In Thousands)
Balance at beginning of year	$107,561	$133,499
New loans granted during the year	—	24,447
Loans no longer classified as insider loans	(70,645)	(68,516)
New loans to existing relationship	—	17,245
Net (repayments)/additional drawals	(1,557)	886
Loan reclassified as an insider loan	21	—
Balance at end of year	$35,380	$107,561
Unfunded commitments on extensions of credit to related parties totaled $15 thousand and $5.6 million as of December 31, 2025 and 2024, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2025 and 2024, there were $6.3 billion and $3.6 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; Federal Reserve Bank borrowings, and FHLB borrowings. The Bank did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2025 and 2024.
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(11,018)	(31,034)	(199)	(42,251)
Recoveries	252	3,657	743	4,652
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses excluding unfunded commitments	8,422	27,513	(2,320)	33,615
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(22,345)	(40)	(26,810)
Recoveries	—	2,241	41	2,282
Provision (credit) for loan and lease losses excluding unfunded commitments	(2,814)	34,716	187	32,089
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments was $13.7 million, and $6.0 million at December 31, 2025 and December 31, 2024, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$8,422	$(2,814)	$14,328
Commercial	27,513	34,716	21,537
Consumer	(2,320)	187	2,838
Total provision (credit) for loan and lease losses	33,615	32,089	38,703
Unfunded credit commitments	7,765	(10,086)	(835)
Investment securities available-for-sale	12	(359)	339
Total provision (credit) for credit losses	$41,392	$21,644	$38,207
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
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The Bank’s core ACL process uses CRE, C&I, and retail lifetime loss rate models (core models) to calculate a lifetime loss rate based on loan attributes and reasonable and supportable economic forecasts. This lifetime loss rate is then applied to exposure at default. The exposure at default considers the current unpaid balance and expected utilization assumptions for unfunded commitments. Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, delinquency status, and risk ratings to create loan pools with similar risk characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. The historical data used to develop the model, including the observation period vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a LEQ factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Loans acquired in connection with the Transaction have losses estimated using a historical loss rate model (Legacy Berkshire model) based on the historical performance of various loan segments, which are segmented primarily by FDIC code, estimates of each segment’s weighted average life, and a statistical model to capture the impact of reasonable and supportable economic forecasts on the base loss rates.
The ACL estimate for both the Banks core models and Legacy Berkshire model incorporates reasonable and supportable forecasts of various macro-economic variables using multiple probability weighted economic scenarios. For the Bank’s core models, reasonable and supportable economic forecasts and reversion to long-term economic conditions are embedded within the vendor provided economic scenarios applied over the remaining life of the loans. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years.
For the Legacy Berkshire model, management applies an explicit reasonable and supportable forecast period of seven quarters, using a straight-line reversion method over four quarters, after which economic assumptions revert to long term historical averages. The Bank elected to use multiple economic forecasts in determining the reserve to account for economic

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are updated to reflect facts and circumstances as of the financial statement date. For the core models, the Bank calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Bank and comparing these peer group loss rates to the model results.
As of December 31, 2025, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within certain portfolios (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the provision of $24.8 million at December 31, 2025, of which $5.6 million is related to the Legacy Berkshire portfolio. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
An ACL on loans individually evaluated for impairment is established when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary. The general allowance for loan and lease losses was $173.4 million as of December 31, 2025, compared to $107.5 million as of December 31, 2024. The increase of $65.9 million was primarily driven by loans assumed as a result of the Transaction, which added $80.0 million to the allowance for loan and lease losses.
The ACL on individually evaluated loans and leases was $79.4 million as of December 31, 2025, compared to $17.5 million as of December 31, 2024. The increase of $61.9 million was primarily driven by the Transaction, which added individually evaluated reserves totaling $44.8 million. The $44.8 million is broken down as follows across the major portfolio segments: $26.4 million for commercial real estate loans, $18.2 million for commercial and industrial loans, and $0.2 million for consumer loans.
As of December 31, 2025, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.
Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the credit quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, adversely risk-rated, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a modified loan.
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For all loans, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company's independent loan review group evaluates the credit quality and related risk ratings in all loan portfolios. The results of these reviews are reported to the Risk Committee of the Board of Directors on a periodic basis and annually to the Board of Directors. For the consumer loans, the Company heavily relies on payment status for calibrating credit risk.
The ratings categories used for assessing credit risk in the commercial real estate, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
1 -4 Rating—Pass
Loan rating grades "1" through "4" are classified as "Pass," which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.
5 Rating—Other Assets Especially Mentioned ("OAEM")
Borrowers exhibit potential credit weaknesses or downward trends deserving management's attention. If not checked or corrected, these trends will weaken the Company's asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
6 Rating—Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligors or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy. Although no loss of principal is envisioned, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.
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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2025 and December 31, 2024 by credit quality indicator and year originated.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$546,268	$496,486	$713,257	$1,377,041	$1,144,463	$2,524,605	$45,663	$14,944	$6,862,727
OAEM	14,599	732	53,420	42,680	43,317	37,747	—	387	192,882
Substandard	—	24,867	3,963	56,316	7,427	84,232	2,983	—	179,788
Total	560,867	522,085	770,640	1,476,037	1,195,207	2,646,584	48,646	15,331	7,235,397
Current -period gross writeoffs	—	569	18	4,641	—	3,458	—	—	8,686
Multi-Family Mortgage

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Pass	165,979	110,718	113,109	618,623	278,798	811,649	4,551	3,982	2,107,409
OAEM	—	—	—	10,876	—	—	—	—	10,876
Substandard	—	—	1,066	2,863	11,477	22,289	—	—	37,695
Total	165,979	110,718	114,175	632,362	290,275	833,938	4,551	3,982	2,155,980
Current -period gross writeoffs	—	—	—	—	—	2,332	—	—	2,332
Construction
Pass	159,217	148,651	145,038	87,874	16,938	332	3,188	—	561,238
OAEM	—	—	—	37,689	—	—	—	—	37,689
Substandard	—	—	—	21,790	—	—	—	—	21,790
Total	159,217	148,651	145,038	147,353	16,938	332	3,188	—	620,717
Commercial
Pass	314,833	302,916	311,533	162,007	177,421	174,533	1,180,768	12,790	2,636,801
OAEM	—	774	236	20,727	135	4,361	35,864	339	62,436
Substandard	—	8,231	4,746	4,283	5,378	11,421	49,974	698	84,731

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Doubtful	—	—	184	—	—	—	—	—	184
Total	314,833	311,921	316,699	187,017	182,934	190,315	1,266,606	13,827	2,784,152
Current-period gross writeoffs	—	1,082	210	5,199	106	7,353	1,467	—	15,417
Equipment Financing
Pass	196,359	241,981	265,403	210,829	94,341	101,526	2,951	4,359	1,117,749
OAEM	—	—	—	878	597	—	—	—	1,475
Substandard	138	3,778	12,026	8,090	2,532	3,959	—	11,541	42,064
Doubtful	—	—	—	1,918	—	5	—	—	1,923
Total	196,497	245,759	277,429	221,715	97,470	105,490	2,951	15,900	1,163,211
Current-period gross writeoffs	—	870	6,421	5,263	1,097	1,966	—	—	15,617
Other Consumer
Pass	10,735	19,553	19,614	7,792	3,311	4,270	75,916	14	141,205
OAEM	12		—	5	—	1	5	—	23
Substandard	1	41	2	46	6	7	32	—	135
Total	10,748	19,594	19,616	7,843	3,317	4,278	75,953	14	141,363
Current-period gross writeoffs	27	14	11	1	—	19	62	—	134
Total
Pass	1,393,391	1,320,305	1,567,954	2,464,166	1,715,272	3,616,915	1,313,037	36,089	13,427,129
OAEM	14,611	1,506	53,656	112,855	44,049	42,109	35,869	726	305,381
Substandard	139	36,917	21,803	93,388	26,820	121,908	52,989	12,239	366,203
Doubtful	—	—	184	1,918	—	5	—	—	2,107
Total	$1,408,141	$1,358,728	$1,643,597	$2,672,327	$1,786,141	$3,780,937	$1,401,895	$49,054	$14,100,820
As of December 31, 2025, there were no loans categorized as definite loss.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$147,877	$395,770	$677,054	$740,805	$368,755	$1,493,198	$45,933	$16,620	$3,886,012
OAEM	22,505	—	21,923	3,611	3,210	41,704	—	411	93,364
Substandard	—	—	3,653	5,416	—	38,820	—	—	47,889

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
Total	170,382	395,770	702,630	749,832	371,965	1,573,722	45,933	17,031	4,027,265
Current -period gross writeoffs	—	—	552	—	—	3,874	—	—	4,426
Multi-Family Mortgage
Pass	16,197	67,890	244,419	243,977	153,294	572,534	5,937	38,001	1,342,249
OAEM	—	—	11,606	—	—	3,855	—	—	15,461
Substandard	—	—	2,863	11,477	—	15,746	—	—	30,086
Total	16,197	67,890	258,888	255,454	153,294	592,135	5,937	38,001	1,387,796
Construction
Pass	50,569	24,642	169,636	37,832	1,649	221	8,754	—	293,303
OAEM	—	—	7,750	—	—	—	—	—	7,750
Total	50,569	24,642	177,386	37,832	1,649	221	8,754	—	301,053
Commercial
Pass	171,978	256,267	138,946	108,892	35,090	87,430	383,725	6,962	1,189,290
OAEM	—	—	—	48	—	284	1,711	—	2,043
Substandard	—	4	—	392	1,197	12,001	6,091	365	20,050
Doubtful	—	—	—	—	—	2	—	329	331
Total	171,978	256,271	138,946	109,332	36,287	99,717	391,527	7,656	1,211,714
Current-period gross writeoffs	13	4	3,612	100	1,523	1,596	—	—	6,848
Equipment Financing
Pass	287,280	359,803	289,487	147,244	83,664	85,286	425	5,881	1,259,070
OAEM	—	—	1,572	930	—	—	—	—	2,502
Substandard	—	7,681	3,455	2,918	725	2,771	—	11,530	29,080
Doubtful	—	—	4,283	—	—	15	—	—	4,298
Total	287,280	367,484	298,797	151,092	84,389	88,072	425	17,411	1,294,950
Current-period gross writeoffs	840	2,801	4,740	1,430	5,219	4,166	—	—	19,196
Other Consumer
Pass	373	176	84	873	—	2,057	60,789	15	64,367
Total	373	176	84	873	—	2,057	60,789	15	64,367
Current-period gross writeoffs	7	—	3	—	1	12	—	—	23
Total
Pass	674,274	1,104,548	1,519,626	1,279,623	642,452	2,240,726	505,563	67,479	8,034,291
OAEM	22,505	—	42,851	4,589	3,210	45,843	1,711	411	121,120
Substandard	—	7,685	9,971	20,203	1,922	69,338	6,091	11,895	127,105
Doubtful	—	—	4,283	—	—	17	—	329	4,629
Total	$696,779	$1,112,233	$1,576,731	$1,304,415	$647,584	$2,355,924	$513,365	$80,114	$8,287,145
As of December 31, 2024, there were no loans categorized as definite loss.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores at origination contribute as a reserve metric in the retail loss rate model. The credit scores in the table as follows represent the borrowers' current credit scores.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$311,693	$330,183	$497,233	$542,388	$250,604	$746,295	$3,000	$—	$2,681,396
661 - 700	10,890	15,515	23,976	30,852	15,805	74,101	8	—	171,147
600 and below	4,983	8,539	10,528	15,014	11,306	43,250	—	—	93,620
Data not available*	24,658	3,334	5,729	103,341	6,076	144,124	—	—	287,262
Total	$352,224	$357,571	$537,466	$691,595	$283,791	$1,007,770	$3,008	$—	$3,233,425
Current-period gross writeoffs	—	—	—	—	—	1	—	—	1
Home Equity
Credit Scores
Over 700	$5,286	$1,882	$6,714	$7,087	$7,111	$26,203	$542,324	$3,737	$600,344
661 - 700	—	23	54	559	177	2,211	55,752	986	59,762
600 and below	95	117	789	131	124	952	27,538	2,652	32,398
Data not available*	2	—	13	—	—	50	2,738	—	2,803
Total	$5,383	$2,022	$7,570	$7,777	$7,412	$29,416	$628,352	$7,375	$695,307
Current-period gross writeoffs	—	—	—	—	—	—	64	—	64
* Represents loans made to trusts and purchased mortgages.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,843	$75,397	$167,352	$204,738	$110,663	$341,746	$7,936	$—	$1,027,675
661 - 700	6,444	7,330	7,734	6,915	4,622	12,583	—	—	45,628
600 and below	2,040	1,111	7,711	4,976	5,016	13,024	—	—	33,878
Data not available*	31	537	1,349	881	—	4,753	—	—	7,551
Total	128,358	84,375	184,146	217,510	120,301	372,106	7,936	—	1,114,732
Home Equity
Credit Scores
Over 700	1,696	4,686	3,492	1,402	529	7,003	316,187	5,446	340,441
661 - 700	166	400	21	38	—	326	18,700	505	20,156
600 and below	—	405	132	—	18	373	12,121	1,195	14,244
Data not available*	—	—	—	—	—	4	2,566	—	2,570
Total	$1,862	$5,491	$3,645	$1,440	$547	$7,706	$349,574	$7,146	$377,411
Current-period gross writeoffs	$—	$—	$16	$—	$—	$—	$—	$—	$16
* Represents loans made to trusts and purchased mortgages.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2025 and 2024.

	At December 31, 2025
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$10,348	$7,457	$21,663	$39,468	$7,195,929	$7,235,397	$3,250	$41,246	$1,340
Multi-family mortgage	148	—	18,400	18,548	2,137,432	2,155,980	14,340	4,065	1,066
Construction	—	—	15,000	15,000	605,717	620,717	15,000	—	—
Total commercial real estate loans	10,496	7,457	55,063	73,016	9,939,078	10,012,094	32,590	45,311	2,406
Commercial loans and leases:
Commercial	2,762	219	16,798	19,779	2,764,373	2,784,152	320	16,716	1,735
Equipment financing	12,513	7,456	36,795	56,764	1,106,447	1,163,211	112	42,718	2,531
Condominium association	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	15,275	7,675	53,593	76,543	3,870,820	3,947,363	432	59,434	4,266
Consumer loans:
Residential mortgage	8,429	4,014	8,443	20,886	3,212,539	3,233,425	3,970	6,465	1,323
Home equity	2,793	1,030	1,486	5,309	689,998	695,307	811	2,811	32
Other consumer	287	68	133	488	140,875	141,363	20	135	—
Total consumer loans	11,509	5,112	10,062	26,683	4,043,412	4,070,095	4,801	9,411	1,355
Total loans and leases	$37,280	$20,244	$118,718	$176,242	$17,853,310	$18,029,552	$37,823	$114,156	$8,027

There is no interest income recognized on non-accrual loans for the year ending December 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2024
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with no related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,570	$1,685	$12,153	$20,408	$4,006,857	$4,027,265	$629	$11,525	$683
Multi-family mortgage	2,863	—	6,469	9,332	1,378,464	1,387,796	—	6,596	6,605
Construction	—	—	—	—	301,053	301,053	—	—	—
Total commercial real estate loans	9,433	1,685	18,622	29,740	5,686,374	5,716,114	629	18,121	7,288
Commercial loans and leases:
Commercial	783	1,693	695	3,171	1,208,543	1,211,714	—	14,676	326
Equipment financing	6,140	2,508	27,070	35,718	1,259,232	1,294,950	—	31,509	2,180
Condominium association	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	6,923	4,201	27,765	38,889	2,467,775	2,506,664	—	46,185	2,506
Consumer loans:
Residential mortgage	2,015	—	2,057	4,072	1,110,660	1,114,732	130	3,999	2,359
Home equity	818	233	135	1,186	376,225	377,411	52	1,043	—
Other consumer	4	—	1	5	64,362	64,367	—	1	—
Total consumer loans	2,837	233	2,193	5,263	1,551,247	1,556,510	182	5,043	2,359
Total loans and leases	$19,193	$6,119	$48,580	$73,892	$9,705,396	$9,779,288	$811	$69,349	$12,153
There is no interest income recognized on non-accrual loans for the year ending December 31, 2024.

Impaired Loans and Leases
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The loans and leases risk-rated "substandard" or worse are considered impaired. The Company has also defined the population of impaired loans to include nonaccrual loans and modified loans. Impaired loans and leases which do not share similar risk characteristics with other loans are individually evaluated for credit losses. Specific reserves are established for loans and leases with deterioration in the present value of expected future cash flows or, in the case of collateral-dependent loans and leases, any increase in the loan or lease amortized cost basis over the fair value of the underlying collateral discounted for estimated selling costs. In contrast, the loans and leases which share similar risk characteristics and are not included in the individually evaluated population are collectively evaluated for credit losses.
The following tables present information regarding individually evaluated and collectively evaluated allowance for loan and lease losses for credit losses on loans and leases at the dates indicated.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$47,329	$31,909	$178	$79,416
Collectively evaluated	95,062	54,581	23,780	173,423
Total	$142,391	$86,490	$23,958	$252,839

Loans and Leases:
Individually evaluated	$240,753	$111,589	$1,801	$354,143
Collectively evaluated	9,771,341	3,835,774	4,068,294	17,675,409
Total	$10,012,094	$3,947,363	$4,070,095	$18,029,552

	At December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,566	$13,967	$13	$17,546
Collectively evaluated	70,605	30,202	6,730	107,537
Total	$74,171	$44,169	$6,743	$125,083

Loan and Lease Losses:
Individually evaluated	$77,983	$47,819	$2,626	$128,428
Collectively evaluated	5,638,131	2,458,845	1,553,884	9,650,860
Total	$5,716,114	$2,506,664	$1,556,510	$9,779,288
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
CRE	1	$18,719	0.26%	The loan was given a 10 month maturity extension. The financial effect was deemed "de minimis."
C&I	9	$19,705	0.71%	Loans were given multi-month extensions up to 15 months to assist the borrowers. The financial effect was deemed "de minimis".
Significant Payment Delays
CRE	2	3,967	0.05%	One loan was given principal payments deferrals for 12 months and the other received and interest payment deferral of 6 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays
C&I	5	2,443	0.09%	These loans were given 6 month maturity extension and 6 months of interest-only payments. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
C&I	2	244	0.01%	These loans were given 36 month extensions, and reductions in their stated interest rates of 2.3%. The financial effect was deemed "de minimis."
Total	19	$45,078

	At December 31, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	2	$115	0.01%
One loan was given 6 months of interest only payments and 6 months added to the term of the loan and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Significant Payment Delays
C&I	14	15,016	1.29%
Some of these loans and letters of credit were given a two quarter (6 month) payment forbearance, while one was given a 30 month term extension, and another was given one year of payment deferrals. The financial effect was deemed "de minimis."

Combination - Maturity Extension and Significant Payment Delays
C&I	2	1,478	0.13%	These loans were given 6 month maturity extension and 6 months of interest-only payments. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
CRE	1	8,284	0.21%	This loan was given a maturity extension of 3 years with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."
C&I	2	92	0.01%	These loans were given 25 month extensions, and reductions in their stated interest rates of 7.5%. The financial effect was deemed "de minimis."
Home Equity	1	$269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed. The financial effect was deemed "de minimis."
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delays
CRE	1	604	0.02%	Line of credit renewed for 1 year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	23	$25,858

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
CRE	1	$3,195	0.06%	The loan was given a 1 year maturity extension. The financial effect was deemed "de minimis."
C&I	12	14,463	0.98%	All 12 loans were given 6 month maturity extensions to assist borrowers. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	16	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays
CRE	2	18,792	0.33%	Loans were given 2 year maturity extensions, with a partial deferral of interest payments. The financial effect was deemed "de minimis."
C&I	10	4,650	0.30%	Loans were given 1 to 30 months of payment delays and 3 to 30 month term extensions. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
C&I	10	985	0.07%
A portion of loans were given 4 month maturity extensions and interest rate reductions. Other loans were given 2 year maturity extensions and a 5.00% fixed rate. The financial effect was deemed "de minimis."

Total	37	$42,101

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	At December 31, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$44,179	899	—	—	—

	At December 31, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$25,155	98	580	—	—

	At December 31, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$41,993	16	—	92	—
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2025	2024
	(In Thousands)		(In Years)
Land	$27,203	$15,416	NA
Fine art	603	602	NA
Computer equipment	20,531	19,158	3
Vehicles	824	176	3
Core processing system and software	28,367	27,034	3 to 5
Furniture, fixtures and equipment	20,600	15,461	3 to 15
Office building and improvements	177,272	112,400	10 to 40
Total	275,400	190,247
Accumulated depreciation and amortization	112,926	103,466
Total premises and equipment	$162,474	$86,781
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2025, and 2024, depreciation and amortization expense related to premises and equipment totaled $10.0 million, and $8.0 million respectively.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2025	2024
	(In Thousands)
Balance at beginning of year	$241,222	$241,222
Additions	110,391	—
Balance at end of year	$351,613	$241,222
The following is a summary of the Company's other intangible assets:

	At December 31, 2025			At December 31, 2024
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$204,680	$28,400	$176,280	$32,387	$16,015	$16,372
Trade name	—	—	—	1,600	511	1,089
Customer relationships intangible asset	14,000	718	13,282	—	—	—
Total other intangible assets	$218,680	$29,118	$189,562	$33,987	$16,526	$17,461
The addition of goodwill at December 31, 2025 is due to excess of the purchase price paid over the fair value of the net assets acquired from the Transaction. In connection with the Transaction, an intangible asset for wealth and investment services for customer relationships was recognized with a fair value of $14.0 million.
The weighted-average amortization period for the intangible assets is 11.5 years. During the year ended December 31, 2025, the Company wrote off the trade name associated with BankRI in connection with the Bank Mergers. The expense was recorded in merger and restructuring expense in the accompanying consolidated statements of income. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2025, 2024 and 2023.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2026	$32,506
2027	29,009
2028	25,512
2029	22,016
2030	18,519
Thereafter	62,000
Total	$189,562
(10) Other Assets
Mortgage Servicing Rights
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. As of December 31, 2025, loans sold and serviced for others amounted to $1.5 billion. Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. As of December 31, 2025, contractually specified

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
servicing fees were $2.0 million, and are included as a component of loan related fees within non-interest income. Mortgage servicing rights are recognized in other assets in the accompanying consolidated balance sheets.
Servicing rights activity was as follows:

Year Ended December 31,
2025
(In Thousands)
Balance at beginning of year	$—
Acquired through the Transaction	18,434
Additions	1,514
Amortizations	(1,002)
Payoffs	(128)
Balance at end of year	$18,818
(11) Deposits
A summary of deposits follows:

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$4,032,529	—%	$1,692,394	—%
NOW accounts	1,445,894	0.88%	617,246	0.57%
Savings accounts	2,954,029	1.82%	1,721,247	4.40%
Money market accounts (Non-payroll)	4,636,548	2.62%	2,116,360	2.58%
Total core deposit accounts	13,069,000	2.06%	6,147,247	2.18%
Certificate of deposit accounts maturing:
Within six months	$2,983,888	3.64%	$1,287,280	4.48%
After six months but within 1 year	872,307	3.48%	492,098	4.06%
After 1 year but within 2 years	266,649	3.27%	78,153	3.34%
After 2 years but within 3 years	21,781	2.06%	13,188	2.13%
After 3 years but within 4 years	5,512	0.79%	12,028	3.27%
After 4 years but within 5 years	6,137	0.47%	2,498	1.16%
5+ Years	266	0.49%	199	0.50%
Total certificate of deposit accounts	4,156,540	3.56%	1,885,444	4.30%
Payroll deposits (1)	1,878,758	3.42%	—	—%
Brokered deposit accounts	410,359	4.13%	868,953	4.42%
Total deposits	$19,514,657	2.06%	$8,901,644	2.85%
_________________________________________________________________________
(1) Payroll deposits are included in money market accounts in the accompanying consolidated balance sheets.

Certificate of deposit accounts issued in amounts of $250,000 or more totaled $1.4 billion and $613.2 million as of December 31, 2025 and 2024, respectively.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$6,778	$4,543	$4,275
Savings accounts	48,502	46,220	27,974
Money market accounts	88,055	60,796	58,153
Certificate of deposit accounts	102,424	76,134	44,122
Brokered deposit accounts	34,741	45,270	41,141
Total interest-bearing deposits	$280,500	$232,963	$175,665
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $87.1 million and $89.8 million as of December 31, 2025 and 2024, respectively.
Collateral Pledged to Deposits
As of December 31, 2025 and 2024, $295.6 million and $97.0 million, respectively, of collateral was pledged for municipal deposits and TT&L.
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2025	2024
	(In Thousands)
Advances from the FHLB	$555,788	$1,355,926
Subordinated debentures and notes	198,572	84,328
Other borrowed funds	34,000	79,592
Total borrowed funds	$788,360	$1,519,846
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Advances from the FHLB	$37,511	$55,851	$52,467
Subordinated debentures and notes	9,436	6,074	5,476
Other borrowed funds	2,235	4,048	3,968
Total interest expense on borrowed funds	$49,182	$65,973	$61,911
Collateral Pledged to Borrowed Funds
As of December 31, 2025 and 2024, $7.1 billion and $4.4 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLB/Federal Reserve Bank borrowings, municipal deposits, and TT&L. The Bank did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Advances from the FHLB
FHLB advances mature as follows:

	At December 31,
	2025		2024
	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$510,446	4.06%	$1,278,372	4.74%
Over 1 year to 2 years	27,179	3.62%	70,000	4.25%
Over 2 years to 3 years	1,529	—%	316	0.76%
Over 3 years to 4 years	2,770	0.64%	750	—%
Over 4 years to 5 years	5,200	—%	1,827	1.05%
Over 5 years	9,658	2.00%	4,661	3.35%
	$556,782	3.94%	$1,355,926	4.70%
_______________________________________________________________________________
(1) Excludes $(1.0) million in FHLB borrowings fair value adjustment related to the Transaction.
Actual maturities of the advances may differ from those presented above since the FHLB has the right to call certain advances prior to the scheduled maturity.
The FHLB advances are secured by blanket pledge agreements which require the Bank to maintain certain qualifying assets as collateral. The Company's remaining borrowing capacity from the FHLB for advances and repurchase agreements was $3.9 billion as of December 31, 2025. The total amount of qualifying collateral for FHLB and Federal Reserve Bank borrowings was $7.5 billion as of December 31, 2025.
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2025	2024
	(Dollars In Thousands)
Outstanding at end of year	$34,000	$79,592
Average outstanding for the year	49,374	78,859
Maximum outstanding at any month-end	135,985	127,505
Weighted average rate at end of year	3.67%	4.33%
Weighted average rate paid for the year	4.53%	5.13%

In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.
As of December 31, 2025, the Bank also has access to funding through certain uncommitted lines via AFX as well as committed and uncommitted lines from other large financial institutions. As of December 31, 2025, the Company had no borrowings outstanding with these committed and uncommitted lines.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $601.9 million of borrowing capacity at the FRB as of December 31, 2025. As of December 31, 2025, the Company did not have any borrowings with the FRB outstanding.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, the Company had $33.1 million in interest-bearing cash held as collateral from dealer counterparties. This compares to $79.6 million outstanding as of December 31, 2024. This cash collateralizes the fair value of the dealer side of derivative transactions.
Subordinated Debentures and Notes
The Company has two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.10% and 3-month CME term SOFR plus spread adjustment of 0.26% plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029.
In connection with the Transaction, the Company assumed ten year subordinated notes in the amount of $100.0 million. The interest rate is fixed at 5.50% until June 30, 2027, after which the notes become callable and will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR), plus 249 basis points.
The Company holds 100% of the common stock of Berkshire Hills Capital Trust I (“Trust I”) which is included in other assets with a cost of $0.5 million. The sole asset of Trust I is $15.5 million of the Company’s junior subordinated debentures due in 2035. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.85%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value on each quarterly payment date. Trust I is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust I is not consolidated into the Company’s financial statements.
The Company holds 100% of the common stock of SI Capital Trust II (“Trust II”) which is included in other assets with a cost of $0.2 million. The sole asset of Trust II is $8.2 million of the Company’s junior subordinated debentures due in 2036. These debentures bear interest at a variable rate equal to 3-month CME Term SOFR plus 1.70%. The Company has the right to defer payments of interest for up to five years on the debentures at any time, or from time to time, with certain limitations, including a restriction on the payment of dividends to shareholders while such interest payments on the debentures have been deferred. The Company has not exercised this right to defer payments. The Company has the right to redeem the debentures at par value. Trust II is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, Trust II is not consolidated into the Company’s financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	March 26, 2026	$4,935	$4,920
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	March 17, 2026	4,902	4,880
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	February 23, 2026	13,943	—
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	December 15, 2036	March 15, 2026	7,232	—
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	March 16, 2026	72,528	74,528
June 30, 2022	Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	95,032	—
			Total	$198,572	$84,328
The above carrying amounts of the acquired subordinated debentures included $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of December 31, 2025. This compares to $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of December 31, 2024.
(13) Commitments and Contingencies
Off-Balance Sheet Financial Instruments
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credits, and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2025	2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$99,457	$11,126
Commercial	137,923	144,721
Residential mortgage	23,115	14,607
Home equity	9,022	—
Unadvanced portion of loans and leases	2,483,239	1,076,783
Unused lines of credit:
Home equity	1,175,702	780,214
Other consumer	148,358	113,838
Other commercial	—	398
Unused letters of credit:
Financial standby letters of credit	10,440	12,702
Performance standby letters of credit	25,025	24,325
Commercial and similar letters of credit	58,074	2,330
Interest rate derivatives (notional amounts)	192,468	225,000
Loan level derivatives (notional amounts):
Receive fixed, pay variable	3,505,840	1,672,948
Pay fixed, receive variable	3,505,840	1,672,948
Risk participation-out agreements	670,834	539,731
Risk participation-in agreements	153,185	102,198
Foreign exchange contracts (notional amounts):
Buys foreign currency, sells U.S. currency	2,785	5,849
Sells foreign currency, buys U.S. currency	2,800	5,408
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
Standby and commercial letters of credits are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company's commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
The reserve for unfunded credit commitments, which is included in other liabilities, was $13.7 million and $6.0 million as of December 31, 2025 and December 31, 2024, respectively. See Note 7, "Allowance for Credit Losses" for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Note 16, "Derivative and Hedging Activities".
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have terms ranging from 1 year to over 18 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of the lease's start dates as the discount rate to determine the net present value of the remaining lease payments.
Total lease commitments increased from $44.8 million as of December 31, 2024 to $90.7 million as of December 31, 2025. The increase is due to the addition of leases from Legacy Berkshire branch locations.

	At December 31, 2025	At December 31, 2024	At December 31, 2023
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$11,293	$8,983	$8,527

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,294	$9,044	$8,901
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$46,186	$18,093	$15,073
Operating leases liabilities	$53,127	$18,093	$16,672

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$82,817	$43,527	$30,863
Operating lease liabilities	90,713	44,785	31,998

Weighted Average Remaining Lease Term
Operating leases	7.95 years	8.90	8.87

Weighted Average Discount Rate
Operating leases	4.2%	4.1%	4.0%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2026	$18,702
2027	17,372
2028	14,712
2029	11,741
2030	9,166
Thereafter	34,280
Total	$105,973
Less imputed interest	(15,260)
$90,713
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $11.3 million in 2025. This compares to total rent expense of $9.0 million and $8.5 million in 2024 and 2023, respectively.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.6 million in 2025 compared to $0.2 million for both 2024 and 2023 respectively.
Legal Proceedings
At December 31, 2025, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
The litigation matters described in the preceding paragraph primarily include claims that have been brought against the Bank for damages, but do not include litigation matters where the Bank seeks to collect amounts owed to it by third parties (such as litigation initiated to collect delinquent loans). These excluded, collection-related matters may involve claims or counterclaims by the opposing party or parties, but the Company has excluded such matters from the disclosure contained in the preceding paragraph in all cases where it believes the possibility of the Company or the Bank paying damages to any opposing party is remote.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2025		2024		2023
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$90,271	$90,271	$68,715	$68,715	$74,999	$74,999

Denominator:
Weighted average shares outstanding	87,377,933	87,377,933	88,983,248	88,983,248	88,230,681	88,230,681
Effect of dilutive securities	—	323,634	—	319,056	—	219,965
Adjusted weighted average shares outstanding	87,377,933	87,701,567	88,983,248	89,302,304	88,230,681	88,450,646

EPS	$1.03	$1.03	$0.77	$0.77	$0.85	$0.85
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2025, 2024 and 2023, the Company’s other comprehensive income (loss) include the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	33,125	(20)	(1,620)	31,485
(Income) expense recognized in earnings	—	1,395	—	1,395
Balance at December 31, 2025	$(20,593)	$52	$539	$(20,002)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(1,172)	(2,744)	1,127	(2,789)
(Income) expense recognized in earnings	—	3,002	(297)	2,705
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)

	Year Ended December 31, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)
Other comprehensive income (loss)	7,647	(2,026)	1,135	6,756
(Income) expense recognized in earnings	—	2,687	(294)	2,393
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(16) Derivatives and Hedging Activities
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

At December 31, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$192,468	0.9	3.79%	3.47%	$7

At December 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.90	4.53%	3.39%	$(2,033)
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
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	308	$280,333	$427,625	$368,548	$699,796	$1,729,538	$3,505,840	$58,840
Pay fixed, receive variable	308	280,333	427,625	368,548	699,796	1,729,538	3,505,840	58,853
Risk participation-out agreements	87	41,361	65,257	37,270	155,480	371,466	670,834	532
Risk participation-in agreements	23	29,862	10,321	26,468	18,473	68,061	153,185	139

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$2,785	$—	$—	$—	$—	$2,785	$274
Sells foreign currency, buys U.S. currency	9	2,800	—	—	—	—	2,800	258

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	149	$153,724	$57,535	$237,601	$93,027	$1,131,061	$1,672,948	$95,720
Pay fixed, receive variable	149	153,724	57,535	237,601	93,027	1,131,061	1,672,948	95,720
Risk participation-out agreements	68	33,305	5,847	59,464	52,828	388,287	539,731	495
Risk participation-in agreements	10	—	22,518	3,506	25,346	50,828	102,198	137

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	26	$5,849	$—	$—	$—	$—	$5,849	$459
Sells foreign currency, buys U.S. currency	24	5,408	—	—	—	—	5,408	482

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(In Thousands)
Net (loss) gain recognized in income on:
Net risk participation agreements	$(487)	$(571)
Foreign exchange contracts	(8)	16
Total	$(495)	$(555)
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the majority of the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2025 and 2024. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2025, and 2024.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $1.2 million and $0.9 million in the normal course of business as of December 31, 2025 and 2024, respectively.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Received/Paid
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$185	$—	$185	$—	$—	$185
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,237	$—	$102,237	$—	$33,113	$69,124
Risk participation-out agreements	532	—	532	—	—	532
Foreign exchange contracts	274	—	274	—	—	274
Total	$103,228	$—	$103,228	$—	$33,113	$70,115

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$179	$—	$179	$—	$—	$179
Derivatives not designated as hedging instruments:
Loan level derivatives	$115,937	$—	$115,937	$—	$1,180	$114,757
Risk participation-in agreements	139	—	139	—	—	139
Foreign exchange contracts	258	—	258	—	—	258
Total	$116,513	$—	$116,513	$—	$1,180	$115,333

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$18	$—	$18	$—	$—	$18
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$79,592	$23,016
Risk participation-out agreements	495	—	495	—	—	495
Foreign exchange contracts	482	—	482	—	—	482
Total	$103,603	$—	$103,603	$—	$79,592	$24,011

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,051	$—	$2,051	$—	$—	$2,051
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$870	$101,738
Risk participation-in agreements	137	—	137	—	—	137
Foreign exchange contracts	459	—	459	—	—	459
Total	$105,255	$—	$105,255	$—	$870	$104,385
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

	Fair Value
	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Dollars in Thousands)
Derivatives designated as hedges	$7	$(2,033)
Gain (loss) in OCI on derivatives (effective portion), net of tax	$50	$(1,324)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(1,875)	$(4,036)
The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Provision for Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Current provision:
Federal	$7,175	$16,464	$960
State	2,068	6,120	1,788
Total current provision	9,243	22,584	2,748
Deferred provision (benefit)
Federal	14,063	912	12,922
State	8,285	(520)	3,245
Total deferred provision (benefit)	22,348	392	16,167
Total provision for income taxes	$31,591	$22,976	$18,915

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2025
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$25,591	21.0%
State taxes, net of federal income tax benefit (1)	8,192	6.7%
Tax credit investments
Investments in affordable housing and new markets tax credits (2)	(1,391)	(1.1)%
Investments in historic tax credits (3)	(526)	(0.4)%
Nontaxable or non deductible items
Tax-exempt interest income	(2,307)	(1.9)%
Bank-owned life insurance	(954)	(0.8)%
Merger and restructuring expense	1,250	1.0%
Other non deductible items	1,584	1.3%
Other adjustments	152	0.1%
Total provision for income taxes	$31,591	25.9%
_________________________________________________________________________
(1) State taxes in Massachusetts and New York make up the majority (greater than 50%) of the tax effect in this category of the rate reconciliation.
(2) Company has adopted proportional amortization for these investments. Therefore, the tax credit category includes the tax credit, net of the proportional amortization.
(3) Company has adopted the deferral method for these investments. Therefore, the tax credit category includes the tax benefit for these credits.

Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2024		2023
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$19,255	21.0%	$19,722	21.0%
State taxes, net of federal income tax benefit	4,395	4.8%	3,977	4.2%
Bank-owned life insurance	(424)	(0.5)%	(443)	(0.5)%
Tax-exempt interest income	(597)	(0.7)%	(307)	(0.3)%
Merger and restructuring expense	528	0.6%	159	0.2%
Energy tax credits	—	—%	(4,504)	(4.8)%
Investments in affordable housing projects	(607)	(0.7)%	(917)	(1.0)%
Other, net	426	0.5%	1,228	1.3%
Total provision for income taxes	$22,976	25.0%	$18,915	20.1%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The amount of income taxes paid (net of refunds received) for federal and state taxes:

2025
(Dollars In Thousands)
Federal	$9,171
State:
Massachusetts	$4,160
New York	863
Other	774
Total state	$5,797
Total federal and state	$14,968

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2025	2024
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$73,001	$35,163
Operating leases - liability	24,051	11,924
Deferred compensation	10,364	4,088
Identified intangible assets and goodwill	4,199	4,666
Supplemental Executive Retirement Plans	2,473	2,427
Net operating loss carryforwards	155	145
Postretirement benefits	505	811
Tax credit carryforward	6,986	—
Nonaccrual interest	1,300	780
Restricted stock and stock option plans	339	1,153
Unrealized loss on investment securities available-for-sale	6,831	15,629
Acquisition fair value adjustments	98,047	11,531
Depreciation	3,183	—
Loan servicing rights	2,868	—
Other	335	166
Total gross deferred tax assets, before valuation allowance	234,637	88,483
Valuation allowance	(400)	—
Deferred tax assets, net of valuation allowance	234,237	88,483
Deferred tax liabilities:
Right-of-use asset - operating leases	22,592	11,591
Identified intangible assets and goodwill	49,654	6,475
Deferred loan origination costs, net	3,357	3,926
Depreciation	—	723
Prepaid expense	1,015	377
Accrued Expense	2,048	7,121
Investment in partnership	906	1,646
Loan servicing rights	5,174	—
Other	4	4
Total gross deferred tax liabilities	84,750	31,863
Net deferred tax asset	$149,487	$56,620

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Valuation Allowances
The components of the Company’s valuation allowance on its deferred tax asset, net as of December 31, 2025 and 2024 are as follows:

	At December 31,
	2025	2024
	(In Thousands)
State valuation allowances	$(400)	$—
The state tax valuation allowance, net of Federal benefit, is due to management's assessment that it is more likely than not that certain deferred tax assets recorded for the difference between the book basis and the state tax basis in certain tax credit limited partnership investments will not be realized. Management anticipates that the remaining excess state tax basis realized upon termination of these partnerships will be a capital loss upon disposition, and that capital loss may not be deductible in some of the Company's state tax jurisdictions.

The valuation allowance as of December 31, 2025 is subject to change in the future as the Company continues to periodically assess the likelihood of realizing its deferred tax assets.
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
The following table presents changes in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	At December 31,
	2025	2024	2023
	(In Thousands)
Balance at January 1	$643	$638	$621
Acquired unrecognized tax benefits	11,502	—	—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	981	5	34
Reductions for tax positions of prior years	(84)	—	—
Reductions due to lapse of statue of limitations	(897)	—	(17)
Settlements	(221)	—	—
Balance at December 31	$11,924	$643	$638
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.
All of the Company's unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense, therefore, affecting the effective tax rate. The Company recognizes interest and penalties, if any, related to the liability for uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. In the normal course of business, the Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. Other than open statutes of limitation pertaining specifically to the Berkshire Hills Bancorp, Inc. amended returns filed for 2015 through 2018 to claim 2020 NOL carryback refunds, the Company is no longer subject to examination for tax

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
years prior to 2022. Berkshire Hills Bancorp, Inc. has been selected for a federal income tax audit for the years 2017 through 2020 pertaining to the amended returns filed. Brookline Bancorp, Inc. and Subs has been selected for a New York City income tax audit for the years 2016, 2017 and 2018. Berkshire Hills Bancorp, Inc. and Subs has been selected for a Connecticut income tax audit for the years 2022, 2023, and 2024.
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2025, there were no shares of preferred stock issued.
Capital Distributions and Restrictions Thereon
The Company is a legal entity separate and distinct from the Bank and Clarendon Private. The Company's primary source of revenue is dividends paid to it by the Bank and Clarendon Private.
The FRB has authority to prohibit the Company from paying dividends to the Company's shareholders if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition.
The FRB also has the authority to use its enforcement powers to prohibit the Bank from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including those enforced by the Massachusetts Division of Banks.
Common Stock Repurchases
Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
Restricted Retained Earnings
As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank shall be entitled to receive a distribution from the liquidation account.
Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account.
The liquidation account totaled $7.6 million (unaudited), $8.2 million (unaudited), and $8.9 million (unaudited) at
December 31, 2025, 2024 and 2023, respectively.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(19) Regulatory Capital Requirements
The Company's primary source of cash is dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, must comply with the capital requirements of the FRB at the consolidated level. As a member bank of the FRB, the Bank is also required to comply with the regulatory capital requirement of the FRB.
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the FDIA. Under the prompt corrective action regulations in effect as of December 31, 2025, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, the prompt corrective action rules applicable to state member banks establish a framework of supervisory actions for state member banks that are not at least adequately capitalized. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank holding companies are not subject to prompt corrective action requirements. However, a bank holding company is considered "well capitalized" for purpose of the FRB's Regulation Y if the bank holding company maintains on a consolidated basis a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and is not subject to any written agreement under capital directive or prompt correction action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.
The Company and the Bank are required to maintain a capital conservation buffer composed of common equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, the Company and the Bank exceeded all regulatory capital requirements and were considered “well-capitalized” under applicable rules. The following table presents actual and required capital ratios as of December 31, 2025 for the Company and the Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2025:
Beacon Financial Corporation
Common equity Tier 1 capital ratio (1)	$2,021,589	10.95%	$830,790	4.50%	$1,292,340	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	2,051,965	9.25%	887,336	4.00%	887,336	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	2,051,965	11.12%	1,107,175	6.00%	1,568,498	8.50%	N/A	N/A
Total risk-based capital ratio (4)	2,400,786	13.01%	1,476,271	8.00%	1,937,606	10.50%	N/A	N/A
Beacon Bank & Trust
Common equity Tier 1 capital ratio (1)	$2,069,767	11.22%	$830,120	4.50%	$1,291,298	7.00%	$1,199,063	6.50%
Tier 1 leverage capital ratio (2)	2,069,767	9.39%	881,690	4.00%	881,690	4.00%	1,102,112	5.00%
Tier 1 risk-based capital ratio (3)	2,069,767	11.22%	1,106,827	6.00%	1,568,005	8.50%	1,475,770	8.00%
Total risk-based capital ratio (4)	2,280,038	12.36%	1,475,753	8.00%	1,936,925	10.50%	1,844,691	10.00%
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2024 for the Company and the former bank subsidiaries under the regulatory capital rules then in effect.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,022,454	10.46%	$439,870	4.50%	$684,243	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,032,255	9.06%	455,742	4.00%	455,742	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,032,255	10.56%	586,509	6.00%	830,887	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,214,208	12.42%	782,099	8.00%	1,026,504	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$584,420	10.47%	$251,183	4.50%	$390,730	7.00%	$362,820	6.50%
Tier 1 leverage capital ratio (2)	584,420	9.30%	251,363	4.00%	251,363	4.00%	314,204	5.00%
Tier 1 risk-based capital ratio (3)	584,420	10.47%	334,911	6.00%	474,457	8.50%	446,548	8.00%
Total risk-based capital ratio (4)	654,287	11.73%	446,232	8.00%	585,679	10.50%	557,789	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$294,573	10.53%	$125,886	4.50%	$195,823	7.00%	$181,835	6.50%
Tier 1 leverage capital ratio (2)	294,573	8.90%	132,392	4.00%	132,392	4.00%	165,490	5.00%
Tier 1 risk-based capital ratio (3)	294,573	10.53%	167,848	6.00%	237,784	8.50%	223,797	8.00%
Total risk-based capital ratio (4)	328,646	11.75%	223,759	8.00%	293,684	10.50%	279,699	10.00%
PCSB
Common equity Tier 1 capital ratio (1)	197,296	13.73%	64,664	4.50%	100,588	7.00%	93,403	6.50%
Tier 1 leverage capital ratio (2)	197,296	10.11%	78,060	4.00%	78,060	4.00%	97,575	5.00%
Tier 1 risk-based capital ratio (3)	197,296	13.73%	86,218	6.00%	122,142	8.50%	114,958	8.00%
Total risk-based capital ratio (4)	214,879	14.95%	114,985	8.00%	150,918	10.50%	143,732	10.00%
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The liability for the postretirement benefits included in accrued expenses and other liabilities was $4.8 million, $1.2 million, and $1.6 million as of December 31, 2025, 2024 and 2023, respectively. The increase in 2025 was a direct result of additional plans assumed through the Transaction.

The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was between 5.44% and 5.51% in 2025, 5.51% in 2024 and 4.82% in 2023. There is no estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2026.
Multi-Employer Pension Plan
As a result of the Transaction, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), a tax-qualified defined benefit pension plan. The DB Plan operates as a multiple-employer plan under ERISA and the Internal Revenue Code, and as a multi-employer plan for accounting purposes. The DB Plan was frozen prior to the Transaction. There are no collective bargaining agreements in place that require contributions to the DB Plan by the Company. The DB Plan is a single plan under the Internal Revenue Code and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $5.3 million in 2025, $5.0 million in 2024, and $4.6 million in 2023.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Plan under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2025, 2024 and 2023 were $0.6 million, $0.7 million, and $0.6 million, respectively. Accrued deferred compensation as of the year ended 2025, 2024, and 2023 were $10.0 million, $9.2 million, and $9.8 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two SERPs as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2025, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expense under the SERPs for the year ended December 31, 2025 was $818 thousand compared to an expense in 2024 of $93 thousand and a benefit in 2023 of $0.6 million. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2025 and 2024 were $10.3 million and $10.3 million, respectively.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 5.50% and 5.50% in the years 2025 and 2024, respectively.
Defined Benefit Pension Plan
As part of the acquisition of PCSB, the Company acquired a pension plan covering certain employees (the "PCSB Pension Plan"). The PCSB Pension Plan has been terminated and the Company has received authorization to complete the termination by the Internal Revenue Service. The plan has been closed and assets liquidated. During the years ended December 31, 2025 and December 31, 2024, the PCSB Pension Plan had unrealized losses of $1.4 million, due to the reversal of unrealized gains at closure and unrealized gains of $0.5 million, respectively, reflected in other comprehensive income. No contributions were made to the PCSB Pension Plan in 2025 or 2024.
The Company maintains a legacy, employer-sponsored defined benefit pension plan (the “ Rome Pension Plan”) for which participation and benefit accruals were frozen on January 1, 2003. The Rome Pension Plan was assumed in connection with the Transaction. Accordingly, no employees are permitted to commence participation in the Rome Pension Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Rome Pension Plan. As of December 31, 2025, all minimum Employee Retirement Income Security Act (“ERISA”) funding requirements have been met.
Share-Based Compensation Plans
As of December 31, 2025, the Company had one active equity plan: the 2025 Plan. The 2025 Plan was approved by the Company's stockholders at the May 2025 special meeting of stockholders of the Company, subject to and contingent upon the Transaction being consummated. The 2021 Plan was discontinued on August 31, 2025 in connection with the Transaction. No further shares will be granted as awards under the 2021 Plan and all previously outstanding and unvested awards under the 2021 Plan vested as a result of the Transaction.
All of the shares that have been awarded under the 2025 Plan are time-based shares awarded to employees that vest ratably over two years with one-half of such shares vesting on the first and second anniversary dates of the awards.
If a participant leaves the Company prior to the anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
Total expense for the Plans was $3.5 million in 2025, $3.9 million in 2024 and $4.1 million in 2023. In 2025 an additional $2.7 million of expense was incurred on the 2021 Plan to account for the accelerated vesting of shares as a result of the Transaction. This expense was recorded as part of merger and restructuring expense.
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2025:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2024	880,248	$10.79
Granted	218,503	25.26
Vested	(862,166)	10.79
Forfeited / Canceled	(21,779)	13.12
Outstanding at December 31, 2025	214,806	$25.26
Unrecognized compensation cost			$4,216
Weighted average remaining recognition period (months)			15 months

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the securities authorized for issuance under the Company's equity compensation plan:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders (1)	—	$—	3,085,194	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,085,194
_______________________________________________________________________________
(1) Consists of the 2025 Plan.
(2) Shares available for issuance under the 2025 Plan. The Company has only issued restricted stock awards under the 2025 Plan.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$173,677	$—	$173,677
GSE CMOs	—	496,570	—	496,570
GSE MBSs	—	325,745	—	325,745
Municipal obligations	—	221,604	18,612	240,216
Corporate debt obligations	—	36,667	3,356	40,023
U.S. Treasury bonds	—	412,037	—	412,037
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,666,800	$21,968	$1,688,768
Assets:
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$185	$—	$185
Loan level derivatives	—	102,237	—	102,237
Risk participation-out agreements	—	532	—	532
Foreign exchange contracts	—	274	—	274
Liabilities:
Interest rate derivatives	$—	$179	$—	$179
Loan level derivatives	—	115,937	—	115,937
Risk participation-in agreements	—	139	—	139
Foreign exchange contracts	—	258	—	258

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,294	$—	$176,294
GSE CMOs	—	55,543	—	55,543
GSE MBSs	—	148,285	—	148,285
Municipal obligations	—	3,198	17,056	20,254
Corporate debt obligations	—	9,853	2,434	12,287
U.S. Treasury bonds	—	481,872	—	481,872
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$875,544	$19,490	$895,034
Interest rate derivatives	—	18	—	18
Loan level derivatives	—	102,608	—	102,608
Risk participation-out agreements	—	495	—	495
Foreign exchange contracts	—	482	—	482
Liabilities:
Interest rate derivatives	$—	$2,051	$—	$2,051
Loan level derivatives	$—	$102,608	$—	$102,608
Risk participation-in agreements	—	137	—	137
Foreign exchange contracts	—	459	—	459
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of December 31, 2025, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
Derivatives and Hedging Instruments
The fair value of interest rate derivatives designated as hedging instruments, loan level derivatives, risk participation agreements (RPA in/out), and foreign exchange contracts represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves and foreign exchange rates where applicable. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 16, "Derivatives and Hedging Activities."

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2024 or 2023.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
December 31, 2025
Assets
Municipal obligations	$18,612	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.00%-3.29%	1.85%
Corporate debt obligations	3,356	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.00%-5.54%	0.25%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Twelve Months Ended December 31, 2025
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$17,056	$2,434
Purchases	2,841	9,159
Unrealized gains (losses) included in comprehensive income	141	64
Transfer in	6,441	—
Transfers out	—	(8,347)
Sales	—	—
Maturities, calls, and paydowns (1)	(7,867)	46
Ending balance	$18,612	$3,356
_______________________________________________________________________________
(1) The $46 thousand includes amortization of purchase discount which exceeded maturities, calls and paydowns during the period resulting in an increase in balance.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024 are summarized below:

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$112,142	$112,142
OREO	—	—	—	—
Repossessed assets	—	2,591	—	2,591
Total assets measured at fair value on a non-recurring basis	$—	$2,591	$112,142	$114,733

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$28,100	$28,100
OREO	$—	$—	$700	$700
Repossessed assets	—	403	—	403
Total assets measured at fair value on a non-recurring basis	$—	$403	$28,800	$29,203
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned
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
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At December 31, 2025	At December 31, 2024
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$112,142	$28,100	Appraisal of collateral (1)
Other real estate owned	—	700	Appraisal of collateral (1)
_______________________________________________________________________________
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2025.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2025
Financial assets:
Loans and leases, net	$17,776,713	$17,672,269	$—	$—	$17,672,269
Financial liabilities:
Certificates of deposits and brokered deposits	4,566,899	4,566,386	—	4,566,386	—
Borrowed funds	788,360	796,543	—	796,543	—
At December 31, 2024
Financial assets:
Loans and leases, net	$9,654,205	$9,298,057	$—	$—	$9,298,057
Financial liabilities:
Certificates of deposits and brokered deposits	2,754,397	2,749,092	—	2,749,092	—
Borrowed funds	1,519,846	1,547,183	—	1,547,183	—
Loans and Leases
The fair values of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). Using the exit price valuation method, the Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2025 and 2024 and Statements of Income for the years ended December 31, 2025, 2024 and 2023 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2025	2024
	(In Thousands)
ASSETS
Cash and due from banks	$147,874	$31,958
Short-term investments	36	35
Total cash and cash equivalents	147,910	31,993
Restricted equity securities	1	152
Premises and equipment, net	1,416	2,391
Deferred tax asset	—	3,525
Investment in subsidiaries, at equity	2,510,193	1,241,520
Goodwill	35,267	35,267
Other assets	22,440	26,318
Total assets	$2,717,227	$1,341,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$198,572	$84,328
Deferred tax liability	615	—
Accrued expenses and other liabilities	21,979	34,899
Total liabilities	221,166	119,227

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 96,998,075 shares issued, respectively	896	970
Additional paid-in capital	2,171,885	902,584
Retained earnings	485,862	458,943
Accumulated other comprehensive loss	(20,002)	(52,882)
Treasury stock, at cost; 5,545,511 shares and 7,019,384 shares, respectively	(142,580)	(87,676)
Total stockholders' equity	2,496,061	1,221,939
Total liabilities and stockholders' equity	$2,717,227	$1,341,166

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$45,000	$57,000	$46,500
Short-term investments	229	114	1
Restricted equity securities	16	—	—
Total interest and dividend income	45,245	57,114	46,501
Interest expense:
Borrowed funds	9,571	6,261	5,503
Total interest expense	9,571	6,261	5,503
Net interest income	35,674	50,853	40,998
Non-interest income:
Other	24	14	391
Total non-interest income	24	14	391
Non-interest expense:
Compensation and employee benefits (1)	(1,822)	504	334
Occupancy	1,623	1,623	1,602
Equipment and data processing (1)	(2,329)	(1,642)	(1,187)
Directors' fees	317	127	483
Franchise taxes	219	251	251
Insurance	322	762	832
Professional services (1)	(110)	(733)	(95)
Advertising and marketing	7	36	34
Merger and restructuring expense	5,804	3,378	6,182
Other (1)	(1,312)	(1,063)	(1,648)
Total non-interest expense	2,719	3,243	6,788
Income before income taxes	32,979	47,624	34,601
Credit for income taxes	(2,856)	(1,912)	(3,124)
Income before equity in undistributed income of subsidiaries	35,835	49,536	37,725
Equity in undistributed income of subsidiaries	54,436	19,179	37,274
Net income	$90,271	$68,715	$74,999
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2025, 2024 and 2023 from the intercompany allocation of expense that is eliminated in consolidation.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$90,271	$68,715	$74,999
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(54,436)	(19,179)	(37,274)
Depreciation of premises and equipment	1,411	1,477	1,514
Amortization of debt issuance costs	100	100	100
Other operating activities, net	(6,352)	7,274	(22,515)
Net cash provided from operating activities	30,994	58,387	16,824
Cash flows from investing activities:
Proceeds from sale of restricted equity securities	151	—	—
Purchase of premises and equipment	(436)	(1,167)	(48)
Net cash and cash equivalents acquired in acquisition	148,327	—	(107,332)
Net cash provided from (used for) investing activities	148,042	(1,167)	(107,380)
Cash flows from financing activities:
Payment of dividends on common stock	(63,119)	(48,058)	(47,926)
Net cash used for financing activities	(63,119)	(48,058)	(47,926)
Net increase (decrease) in cash and cash equivalents	115,917	9,162	(138,482)
Cash and cash equivalents at beginning of year	31,993	22,831	161,313
Cash and cash equivalents at end of year	$147,910	$31,993	$22,831
(23) Tax Equity Investments
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
Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. As of December 31, 2025 and 2024, the carrying value of all tax equity investments was $71.4 million and $29.6 million, respectively, and were included in other assets on the consolidated balance sheets.
The carrying value of the investments accounted for under the PAM on December 31, 2025 included $17.5 million of delayed equity contributions described in the chart below. The delayed equity contributions were included in other liabilities on the consolidated balance sheets.
As of December 31, 2025, the Company's delayed equity contributions were estimated to be paid as follows:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Delayed Equity Contributions
(In Thousands)
2026	$12,753
2027	4,277
2028	245
Thereafter	237
Total delayed equity contributions	$17,512
The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with all tax credit investments.

Year Ended December 31,
2025
(In Thousands)
Provision for Income Taxes:
Amortization of tax credit investments	$(4,750)
Tax credit and other tax benefit (expense)	6,994
Total benefit (provision) for income taxes	$2,244
The net benefit for the years ended December 31, 2024 and 2023 was $1.0 million, respectively.
There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the year ended December 31, 2025. There were no impairment losses recorded on tax equity investments during the years ended December 31, 2025 and 2024.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(24) Quarterly Results of Operations (Unaudited)

	2025 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$312,583	$212,405	$154,072	$153,728
Interest expense	112,842	83,555	65,387	67,898
Net interest income	199,741	128,850	88,685	85,830
Provision for credit losses	8,106	20,300	7,000	5,986
Net interest income after provision for credit losses	191,635	108,550	81,685	79,844
Loan level derivative income, net	721	635	(4)	70
Gain on sales of loans and leases	4,154	1,175	264	24
Other non-interest income	21,043	10,535	5,710	5,566
Amortization of identified intangible assets	(8,777)	(3,587)	(1,431)	(1,430)
Other non-interest expense	(133,589)	(125,709)	(56,630)	(58,592)
Income (loss) before provision for income taxes	75,187	(8,401)	29,594	25,482
Provision for income taxes	21,821	(4,180)	7,568	6,382
Net income (loss)	$53,366	$(4,221)	$22,026	$19,100
Earnings per share:
Basic	$0.64	$(0.05)	$0.25	$0.21
Diluted	0.64	(0.05)	0.25	0.21
Average common shares outstanding:
Basic	83,851,381	87,508,517	89,104,605	89,103,510
Diluted	83,878,047	87,832,552	89,612,781	89,567,747
Common stock price:
High	$27.96	$26.83	$11.11	$12.69
Low	23.12	23.68	9.53	10.72
Dividends per share	$0.323	$0.323	$0.135	$0.135
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans". This ASU aligns the initial recognition of the allowance for loan losses on purchased loans between PCD and non‑PCD assets by applying the gross‑up approach previously required only for PCD loans. The Company elected to adopt this ASU, effective January 1, 2025, and applied it to the Transaction completed in the third quarter, as permitted under the guidance.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2024 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$158,147	$159,560	$155,355	$155,459
Interest expense	73,159	76,552	75,354	73,871
Net interest income	84,988	83,008	80,001	81,588
(Credit) provision for credit losses	4,037	4,660	5,568	7,379
Net interest income after provision for credit losses	80,951	78,348	74,433	74,209
Loan level derivative income, net	1,115	—	106	437
Gain on sales of loans and leases	406	415	130	—
Other non-interest income	5,066	5,933	6,160	5,847
Amortization of identified intangible assets	(1,701)	(1,668)	(1,669)	(1,708)
Other non-interest expense	(62,018)	(56,280)	(57,515)	(59,306)
Income before provision for income taxes	23,819	26,748	21,645	19,479
Provision for income taxes	6,283	6,606	5,273	4,814
Net income	$17,536	$20,142	$16,372	$14,665
Earnings per share:
Basic	$0.20	$0.23	$0.18	$0.16
Diluted	0.20	0.23	0.18	0.16
Average common shares outstanding:
Basic	89,098,443	89,033,463	88,904,692	88,894,577
Diluted	89,483,964	89,319,611	89,222,315	89,181,508
Common stock price:
High	$12.81	$10.54	$9.70	$11.48
Low	9.70	8.43	8.15	9.23
Dividends per share	$0.135	$0.135	$0.135	$0.135
(25) Revenue from Contracts with Customers
Revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income. The Company does not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less are not disclosed. The Company recognizes incremental costs of obtaining contracts as an expense when incurred for contracts with a term of one year or less. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of Topic 606. Topic 606 is applicable to non-interest revenue streams such as wealth management fees, administrative services for customer deposit accounts, interchange fees, and sale of owned real estate properties.
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Non-interest income
In-scope of Topic 606:
Service charges on deposit accounts	$15,241	$7,059	$6,728
Wealth management fees	9,748	5,990	4,624
Interchange income	4,958	3,489	4,883
Non-interest income (in-scope of Topic 606)	$29,947	$16,538	$16,235
Non-interest income (out-of-scope of Topic 606)	19,946	9,077	15,699
Total non-interest income	$49,893	$25,615	$31,934
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
Interchange Fees. Interchange fees are transaction fees paid to the card-issuing bank to cover handling costs, fraud and bad debt costs, and the risk involved in approving the payment. Due to the day-to-day nature of these fees they are settled on a daily basis and are accounted for as they are received. Interchange fees are primarily included in deposit fees and other non-interest income in the accompanying Consolidated Statements of Income.